Form 10-K
period 1993-12-31
CTS CORP
filed 1994-03-22
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      Form 10-K

         (Mark One)

          X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For Fiscal Year Ended December 31, 1993

                                          OR

         ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   Commission File Number:  1-4639

                                    CTS CORPORATION
               (Exact name of registrant as specified in its charter)

                    Indiana                            35-0225010
         (State or other jurisdiction of         (IRS Employer Identifi-
         incorporation or organization)          cation Number)

         905 West Boulevard North, Elkhart, Indiana             46514
          (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code:   219-293-7511

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
              Title of Each Class                 on Which Registered

         Common stock, without par value         New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securit-ies Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X             No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                          Yes    X              No
         There were 5,169,354 shares of Common Stock, without par value, outstanding on March 11, 1994.

         The aggregate market value of the voting stock held by non-affi-liates of CTS Corporation was approximately $68 million on March 11, 1994.

                         DOCUMENTS INCORPORATED BY REFERENCE


               (1) Portions of the CTS Corporation 1993 Annual Report for the fiscal year ended December 31, 1993, incorporated by reference in Part I and Part II.

               (2)  Portions of the 1994 Proxy Statement for annual meeting
                    of  stockholders   to  be  held  on   April  29,  1994,
                    incorporated by reference in Part III.

               (3) Certain portions of the CTS Corporation Form 10-K for the 1987 fiscal year ended January 3, 1988, incorporated by reference in Part IV.

               (4)   Certain portions  of  Registration Statement  No.  33-
                     27749, effective   March   23, 1989, incorporated   by
                     reference in Part IV.

               (5)  Certain portions of the 1989 Proxy Statement for annual
                    meeting   of   stockholders   held  April   28,   1989,
                    incorporated by reference in Part IV.

               (6) Certain portions of the CTS Corporation Form 10-K for the 1989 fiscal year ended December 31, 1989, incorporated by reference in Part IV.

               (7)  Certain portions  of the CTS Corporation  Form 10-K for
                    the  1991   fiscal  year   ended  December   31,  1991,
                    incorporated by reference in Part IV.

               (8)  Certain portions  of the CTS Corporation  Form 10-K for
                    the  1992  fiscal   year  ended   December  31,   1992,
                    incorporated by reference in Part IV.


                           EXHIBIT INDEX -- PAGES 16 AND 17

                                        Part I


          Item 1.   Business

                   INTRODUCTION AND GENERAL DEVELOPMENT OF BUSINESS

          The registrant, CTS Corporation (CTS or Company), is an Indiana corporation incorporated in 1929 as a successor to a company started in 1896. CTS' principal executive offices are located at 905 West Boulevard North, Elkhart, Indiana 46514, telephone number (219) 293-7511.

          CTS designs, manufactures and sells electronic components. The engineering and manufacturing of CTS products is performed at 15 facilities worldwide. CTS products are sold through sales engineers, sales representatives, agents and distributors.

          In March 1987, a settlement was announced between CTS and Dynamics Corporation of America (DCA), terminating the sale process of the Company and resolving all disputes between CTS and DCA. Subsequently, the United States Supreme Court held that the Control Share Acquisition Chapter was constitutional. As a result of the Court's decision, the issue of voting rights of 1,020,000 shares of CTS common stock acquired by DCA in 1986 was submitted to a vote of CTS stockholders at the 1987 annual meeting. A majority of all shares eligible to vote was necessary to grant voting rights. DCA was not eligible to vote on the issue. The stockholders voted not to grant voting rights to DCA on these shares. The Court's decision did not have an impact with respect to voting rights on additional shares of CTS common stock previously acquired by DCA. In May 1988, the settlement agreement expired pursuant to its terms. At the end of 1993, DCA owned 1,920,900 shares (37.3%) of CTS common stock, including the 1,020,000 shares without voting rights.

          In January 1990, the Company formally announced the closing of its Switch Division located in Paso Robles, California. The Paso Robles manufacturing operations were relocated to the Company's facilities in Taiwan and Bentonville, Arkansas. During 1992, the Company completed the sale of the Paso Robles manufacturing plant and most of the associated real estate for $1.9 million. A pre-tax gain of $0.9 was realized from the sale. The manufacturing operations for certain variable resistor and selector switch products, which formerly were performed in Elkhart, Indiana, were also transferred to Bentonville in 1990, to take advantage of any efficiencies to be gained in consolidating such operations in Bentonville. The buildings located in Elkhart which housed the plastics molding, and element production, were vacated, with these manufacturing operations being consolidated into the main Elkhart plant.

          CTS announced in July 1990 that its facility near Glasgow, Scotland, would be expanded in order to manufacture and sell additional electronic products in Europe. The total capital investment has been approximately $10 million as of December 31, 1993. Automotive throttle position sensors and precision and clock oscillators were added to the product lines already manufactured in Scotland. The decision to expand the Scottish facility was based on several factors, including the excellent business climate and skills base in Scotland and the anticipated full participation of the United Kingdom in the European Economic Community. The expansion of the Scotland facility represents a major effort by CTS to serve the large and rapidly growing European market on a direct basis.

          In November 1991, construction  was completed on a 53,000  square
          foot manufacturing  facility in Bangkok, Thailand.   During 1992,
          the Company idled operations at this facility.

          Also during 1991, the Company significantly reduced the operating activities at its Brownsville, Texas, facility and plans to sell this property.

          The manufacturing space owned by CTS in Hong Kong, which consisted of two floors in a multi-story building, was sold in March 1991. One floor was leased back by CTS for the continuation of its manufacturing operations in Hong Kong. During 1992, the Company terminated this lease and discontinued its manufacturing operations in Hong Kong.


                      FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

          All of the Company's products are considered one industry segment. Sales to unaffiliated customers, operating profit and identifiable assets, by geographic area, are contained in "Note I
          - Business Segment and Non-U.S. Operations," pages 21-22 , of the CTS Corporation 1993 Annual Report, and is incorporated herein by reference.


                        PRINCIPAL BUSINESS AND PRODUCTS OF CTS

          CTS is primarily in the business of developing, manufacturing and selling a broad line of electronic components principally serving the electronic needs of original equipment manufacturers (OEM).

          The Company sells classes of similar products consisting of the following:

               Automotive control devices         Loudspeakers
               Electronic connectors              Programmable switches
               Frequency control devices          Resistor networks
               Hybrid microcircuits               Selector switches
               Industrial electronics             Variable resistors

          Most products within these product classes are manufactured by CTS from purchased raw materials or subassemblies. Some products sold by CTS are purchased and resold under the Company's name.

          During the past three years, five classes of similar product lines accounted for 10% or more of consolidated revenue during one or more years, as follows:


                                         Percent of Consolidated Revenue

           Class of Similar Products      1993         1992        1991

           Automotive Control Devices      26           20          18

           Frequency Control Devices       15           17          16

           Hybrid Microcircuits            14           11           7

           Electronic Connectors           14           17          15

           Resistor Networks               14           16          18


                                       MARKETS

          CTS estimates that its products have been sold in the following segments of the electronics OEM and distribution markets and in the following percentages during the preceding three fiscal years:


                                         Percent of Consolidated Revenue

                     Markets              1993         1992        1991

           Automotive                      32           25          22

           Data Processing                 22           20          20

           Communications Equipment        17           18          19

           Defense and Aerospace           12           17          19

           Instruments and Controls         9           12          11

           Distribution                     4           5           5

           Consumer Electronics             4           3           4
                      Total               100%         100%        100%


          Products for the automotive market include throttle position sensors, switch assemblies for operator interface, exhaust gas recirculation subsystems, variable resistors and switches for automotive entertainment systems and other applications, and loudspeakers.

          Products for the data processing market include resistor networks, frequency control devices, programmable switches and hybrid microcircuits. Products for this market are principally used in computers and computer peripheral equipment.

          In the communications equipment market, CTS products include frequency control devices, switches and resistor networks.
          Products for this market are principally used in telephone equipment and in telephone switching systems.

          CTS products for the defense and aerospace market, usually procured through government contractors or subcontractors, are electronic connectors, hybrid microcircuits, backpanels, frequency control devices and programmable key storage devices.

          Products for the instruments and controls market include hybrid microcircuits, variable resistors and switches. Principal end uses are medical electronic devices and electronic testing, measuring and servicing instruments.

          In the distribution market, CTS' primary products include programmable switches, resistor networks and frequency control devices. In this market, standard CTS products are sold for a wide variety of applications.

          Products  for the consumer electronics market, primarily variable
          resistors   and   switches,   are   principally  used   in   home
          entertainment equipment and appliances.

                              MARKETING AND DISTRIBUTION

          Sales of CTS electronic components to original equipment manufacturers are principally by CTS sales engineers and manufacturers representatives. CTS maintains sales offices in Elkhart, Indiana; Detroit, Michigan; and in the United Kingdom, Hong Kong, Taiwan and Japan. Various regions of the United States are serviced by sales engineers working out of their homes. The sale of electronic components is relatively integrated such that most of the product lines of CTS are sold through the same field sales force. Approximately 36% of net sales in 1993 were attributable to coverage by CTS sales engineers.

          Generally, CTS sales engineers service the Company's largest customers with application specific products. CTS sales engineers work closely with major customers in determining customer requirements and in designing CTS products to be provided to such customers.

          CTS uses the services of independent sales representatives and distributors in the United States and foreign countries for customers not serviced by CTS sales engineers. Sales represen-tatives receive commissions from CTS. During 1993, about 60% of net sales were attributable to coverage by sales representatives. Independent distributors purchase products from CTS for resale to customers. In 1993, independent distributors accounted for about 4% of net sales.

                                    RAW MATERIALS

          Generally, CTS' major raw materials are steel, copper, brass, certain precious metals, resistive and conductive inks, passive components and semiconductors, used in several CTS products; ceramic materials used particularly in resistor networks and hybrid microcircuits; synthetic quartz used in frequency control devices; and laminate material used in printed circuit boards. These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe that it is dependent on one or on a very few vendors. In 1993 all of these materials were available in adequate quantities to meet CTS' production demands.

          The Company does not presently anticipate any raw material short-ages which would significantly affect production. However, the lead times between the placement of orders for certain raw mater-ials and actual delivery to CTS are quite variable, and the Company may from time to time be required to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times for delivery.

          Precious metals prices have a significant effect on the manufacturing cost and selling prices of many CTS products, particularly some programmable switches, electronic connectors and resistor networks. CTS has continuing programs to reduce the precious metals content of several products, when consistent with customer specifications.


                                   WORKING CAPITAL

          CTS does not usually buy inventories or manufacture products without actual or reasonably anticipated customer orders, except for some standard, off-the-shelf distributor products. The Company is not generally required to carry significant amounts of inventories to meet rapid delivery requirements because most customer orders are for custom products. CTS has entered into "just-in-time" arrangements with certain major customers in order to meet customers' just-in-time delivery needs.

          CTS carries raw materials, including certain semiconductors, and certain work-in-process and finished goods inventories which are unique to a particular customer or to a small number of customers, and in the event of reductions in or cancellations of orders, some inventories are not useable or cannot be returned to vendors for credit. CTS generally imposes charges for the reduction or cancellation of orders by customers, and these charges are usually sufficient to cover the financial exposure of CTS to inventories which are unique to a customer. CTS does not customarily grant special return privileges or payment privileges to customers, although CTS' distributor program permits certain returns. CTS' working capital requirements are generally cyclical but not seasonal.

          Working capital requirements are generally dependent on the overall business level. During 1993, working capital decreased slightly to $47.4 million. Cash represents a significant part of the Company's working capital. Most of CTS' cash at December 31, 1993, was held in U.S.-denominated cash equivalents for the credit of the various non-U.S. operations. The cash, other than approximately $5 million, is generally available to the parent Company.


                           PATENTS, TRADEMARKS AND LICENSES

          CTS maintains a program of obtaining and protecting U.S. and non U.S. patents and trademarks. CTS believes that the success of its business is not materially dependent on the existence or duration of any patent, group of patents or trademarks.

          CTS licenses  the manufacture  of several electronic  products to
          companies  in the United States  and non U.S. countries.   In 1993
          license and royalty income was 0.03% of net sales. CTS believes that the success of its business is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.


                                   MAJOR CUSTOMERS

          CTS' 15 largest customers represented about 62%, 58% and 59% of net sales in 1993, 1992 and 1991, respectively.

          Of the net sales to unaffiliated customers, approximately $40.1 million, $30.7 million and $29.9 million were derived from sales to General Motors Corporation in 1993, 1992 and 1991, respectively. About $24.0 million, $19.3 million and $23.5 million were derived from sales to International Business Machines Corporation in 1993, 1992 and 1991, respectively. CTS is dependent upon these and other customers for a significant percentage of its sales and profits, and the loss of one or more of these customers or reduction of orders by one or more of these customers would have a materially adverse effect upon the Company.


                                  BACKLOG OF ORDERS

          Backlog of orders does not necessarily provide an accurate indication of present or future business levels for CTS. For many electronic products, the period between receipt of orders and delivery is relatively short. For large orders from major customers that may constitute backlog over an extended period of time, production scheduling and delivery are subject to change or cancellation by the customers on relatively short notice. At the end of 1993, the Company's backlog of orders was $70.5 million, compared with $64.0 million at the end of 1992. This increase was primarily attributable to increased demand from automotive customers.

          The backlog of orders at the end of 1993 will generally be filled during the 1994 fiscal year.


                                 GOVERNMENT CONTRACTS

          CTS believes that about 12% of its net sales are associated with purchases by the U.S. Government or foreign governments, principally for defense and aerospace applications. Because most CTS products procured through government contractors and subcontractors are for military end uses, the level of defense and aerospace market sales by CTS is dependent upon government budgeting and funding of programs utilizing electronic systems.

          Almost all CTS sales involving government purchases are to primary government contractors or subcontractors. CTS is usually subject to contract provisions permitting termination of the contract, usually with penalties payable by the government; maintenance of specified accounting procedures; limitations on and renegotiations of profits; priority production scheduling; and possible penalties or fines against CTS for late delivery or substandard quality. Such contract provisions have not previously resulted in material uncertainties or disruptions for CTS.


                                     COMPETITION

          CTS competes with many domestic and non U.S. manufacturers prin-cipally on the basis of product features, price, engineering, quality, reliability, delivery and service. Most product lines of CTS encounter significant competition. The number of significant competitors varies from product line to product line. No single competitor competes with CTS in every product line, but many competitors are larger and more diversified than CTS. Some competitors are divisions or affiliates of customers. CTS is subject to competitive risks typical in the electronics industry such as shorter product life cycles and new products causing existing products to become obsolete.


          Some customers have reduced or plan to reduce the number of suppliers while increasing the volume of purchases from independent suppliers. Most customers are demanding higher quality, reliability and delivery standards from CTS as well as competitors. These trends may create opportunities for CTS while also increasing the risk of loss of business to competitors.

          The Company believes that it competes most successfully in custom products manufactured to meet specific applications of major original equipment manufacturers.

          CTS believes that it has some advantages over certain competitors because of its ability to apply a broad range of technologies and materials capabilities to develop products for the special requirements of customers. CTS also believes that it has an advantage over some competitors in its capability to sell a broad range of products manufactured to relatively consistent standards of quality and delivery. CTS believes that the relative breadth of its product lines and relative consistency in quality and delivery across product lines is an advantage to CTS in selling products to customers.

          CTS believes that it is one of the largest manufacturers of automotive throttle position sensors.


                   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                             OPERATIONS AND EXPORT SALES

          Information about revenue from sales to unaffiliated customers, operating profit and identifiable assets, by geographic area, is contained in "Note I - Business Segment and Non-U.S. Operations," pages 21-22 of the CTS Corporation 1993 Annual Report, and is incorporated herein by reference.

          In 1993 approximately 28% of net sales to unaffiliated customers, after eliminations, were attributable to non-U.S. operations. This represents an increase from 24% of net sales attributable to non-U.S. operations in 1992. About 39% of total CTS assets, after eliminations, are non-U.S. Except for cash and equivalents, a substantial portion of these assets cannot readily be liquidated. CTS believes that the business risks attendant to its present non-U.S. operations, though substantial, are normal risks for non-U.S. businesses, including expropriation, currency controls and changes in currency exchange rates and government regulations.


                         RESEARCH AND DEVELOPMENT ACTIVITIES

          In 1993, 1992  and 1991, CTS spent  $5.7, $6.1 and $5.7  million, respectively, for research and development. Most CTS research and development activities relate to new product and process developments or the improvement of product materials. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers.

          During 1993, the Company did not enter into any new, significant product lines, but continued to introduce additional versions of existing products in response to present and future customer requirements.

                            ENVIRONMENTAL PROTECTION LAWS

          In complying with federal, state and local environmental protection laws, CTS has modified certain manufacturing processes and expects to continue to make additional modifications. Such modifications that have been performed have not materially affected the capital expenditures, earnings or competitive position of CTS.

          Certain processes in the manufacture of the Company's current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. The Company has been notified by the U.S Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party
          (PRP) regarding hazardous waste remediation at several non-CTS sites. The factual circumstances of each site are different; the Company has determined that its role as a PRP with respect to these sites, even in the aggregate, will not have a material adverse effect on the Company's business or financial condition, based on the following: 1) the Company's status as a de minimis party; 2) the large number of other PRPs identified; 3) the identification and participation of many larger PRPs who are financially viable; 4) defenses concerning the nature and limited quantities of materials sent by the Company to certain of the sites; and 5) the Company's experience to-date in relation to the determination of its allocable share. In addition to these non-CTS sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against the Company with respect to other environmental matters. In the opinion of management, based upon presently available information, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position or results of operations of the Company.

          There are claims against the Company with respect to environmental matters which the Company contests. In the opinion of management, based upon presently available information, either adequate provision for potential costs has been made, or the costs which ultimately might result will not materially affect the consolidated financial position or results of operations of the Company.


                                      EMPLOYEES

          CTS employed an average of 3,975 persons during 1993. About 47% of these persons were employed outside the United States at the end of 1993. Approximately 309 employees in the United States were covered by collective bargaining agreements as of December 31, 1993. The two collective bargaining agreements covering these employees will expire in 1996.

          Item 2.   Properties

          CTS operations or facilities are at the following locations.  The
          owned   properties  are   not  subject   to  material   liens  or
          encumbrances.


                                                                Lease
                                  Approximate    Owned or     Expiration
                 Location         Square Feet     Leased         Date
           Elkhart, IN              521,813       Owned           -

           Berne, IN                248,726       Owned           -

           Singapore                158,926       Owned*          -
           Kaohsiung, Taiwan        132,887       Owned*          -

           Streetsville,
           Ontario, Canada          111,740       Owned           -

           West Lafayette, IN       105,983       Owned           -
           Sandwich, IL              94,173       Owned           -

           Brownsville, TX           84,679       Owned           -

           Bentonville, AR           72,000       Owned           -
           Glasgow, Scotland         75,000       Owned           -

           New Hope, MN                                       December,
           (Science Center Dr.)      55,000      Leased          1998

           Bangkok, Thailand         53,000       Owned           -

           Matamoros, Mexico         50,590       Owned*          -
           Baldwin, WI               39,050       Owned           -

           Cokato, MN                36,000       Owned           -

                  TOTAL           1,839,567

           * Buildings are located on land leased under renewable leases.

          The Company is currently seeking to sell some, or all, of the Streetsville, Ontario, Canada, facility and related property, and the Brownsville, Texas, manufacturing building.

          The Company constructed the Bangkok, Thailand, facility during 1991. This facility was idled during 1992 and was idle for all of 1993.

          The Company regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor and location to the markets and major customers for the Company's products. CTS also reviews the operating costs of its facilities and may from time to time relocate facilities or certain manufac-turing activities in order to achieve operating cost reductions and improved asset utilization and cash flow.


          Item 3.   Legal Proceedings

          Contested claims involving various matters, including environmental claims brought by government agencies, are being litigated by CTS, both in legal and administrative forums. In the opinion of management, based upon currently available information, adequate provision for potential costs has been made, or the costs which might ultimately result from such litigation or administrative proceedings will not materially affect the consolidated financial position of the Company or the results of operations.


          Item 4.   Submission of Matters to a Vote of Security Holders

          During the fourth quarter of 1993, no issue was submitted to a vote of CTS stockholders.


                                       PART II


          Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

          The principal market for CTS common stock is the New York Stock Exchange. Information relative to the high and low trading prices for CTS Common Stock for each quarter of the past two years and the frequency and amount of dividends declared during the previous two years can be located in "Stockholder Information," page 10, of the CTS Corporation 1993 Annual Report, incorporated herein by reference. On March 11, 1994, there were approximately 1,182 holders of record of CTS common stock.

          The Company intends to continue a policy of considering dividends on a quarterly basis. The declaration of a dividend and the amount of any such dividend are subject to earnings, anticipated working capital, capital expenditure and other investment requirements, the financial condition of CTS and such other factors as the Board of Directors deems relevant.

          Item 6.   Selected Financial Data

          A summary of selected financial data for CTS, for each of the previous five fiscal years, is contained in the "Five-Year
          Summary," page 11, of the CTS Corporation 1993 Annual Report, incorporated herein by reference.

          Certain divestitures and closures of businesses and certain accounting changes affect the comparability of information con-tained in the "Five-Year Summary."

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Information about liquidity, capital resources and results of operations, for the three previous fiscal years, is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1991-1993)," pages 25-27, of the CTS Corporation 1993 Annual Report, incorporated herein by reference.


          Item 8.   Financial Statements and Supplementary Data

          Consolidated financial statements, meeting the requirements of Regulation S-X, and the Report of Independent Accountants, are contained in pages 12-24 of the CTS Corporation 1993 Annual Report, incorporated herein by reference. Quarterly per share financial data is provided in "Stockholder Information," under the subheading, "Quarterly Results of Operations", and "Per Share Data," on page 10 of the CTS Corporation 1993 Annual Report, and is incorporated herein by reference.


          Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          There were no disagreements.


                                       PART III


          Item 10.   Directors and Executive Officers of the Registrant

          Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained in the 1994 Proxy Statement under the caption "Election of Directors," pages 4-5, filed with the Securities and Exchange Commission, and is incorporated herein by reference.

          Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 1994 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," page 5, filed with the Securities and Exchange Commission, and is incorporated herein by reference.

          The individuals listed were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 30, 1993, and are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on April 29, 1994, at which time the election of officers will be considered again by the Board of Directors.




                     Name              Age        Position and Offices
           Joseph P. Walker             55    Director, Chairman,
                                              President and Chief
                                              Executive Officer

           Philip T. Christ             62    Group Vice President

           Stanley J. Aris              53    Vice President Finance and
                                              Chief Financial Officer
           Jeannine M. Davis            45    Vice President, Secretary
                                              and General Counsel

           Gary N. Hoipkemier           39    Treasurer

           George T. Newhart            51    Corporate Controller

          Joseph P. Walker  has served as Chairman of  the Board, President
          and Chief Operating  Officer of CTS since 1988.   Mr. Walker is a
          Director of NBD Bank and NBD Bank,N.A. and the National Association of Manufacturers.

          Philip  T. Christ  was  elected Group  Vice President,  effective
          July 2, 1990.   Mr. Christ served  as a Senior Vice  President at
          Simplex Time Recorder from 1976-1986.

          Stanley J. Aris was elected Vice President, Finance and Chief Financial Officer, effective May 18, 1992. Prior to joining CTS, Mr. Aris worked for two years as a business consultant. From 1989 to 1990 Mr. Aris served as Vice President, Finance of Hypres Corporation.

          Jeannine M. Davis, an employee since 1980, served as legal counsel from 1980-1983, Assistant Secretary from 1982-1983 and Assistant General Counsel from 1983-1984. She was elected Secretary in 1983, General Counsel in 1984 and Vice President in 1988.

          Gary  N. Hoipkemier became an  employee in November  1989 and was
          elected  Treasurer  on December  15, 1989.    He served  as Chief
          Financial Officer of Riblet Products Corporation from 1988-1989.

          George T. Newhart was elected Corporate Controller on June 19, 1989. Prior to joining the Company in June 1989, he was Chief Financial and Administrative Officer of the Chelsea Electronic Distribution Group from 1987-1989.


          Item 11.   Executive Compensation

          Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 1994 Proxy Statement in the captions "Executive Compensation," pages 6-7 and "Director Compensation," page 11, filed with the Securities and Exchange Commission, and is incorporated herein by reference.


          Item 12.   Security Ownership of Certain Beneficial Owners and
                     Management

          Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 1994 Proxy Statement in the caption "Securities Beneficially Owned by Principal Stockholders and Management," pages 2-4 filed with the Securities and Exchange Commission, and is incorporated herein by reference.


          Item 13.   Certain Relationships and Related Transactions

          DCA owned 1,920,900 (37.3%) of the Company's outstanding common stock as of December 31, 1993. CTS purchased products from DCA totalling about $145,000 in 1993, $93,000 in 1992 and $192,000 in
          1991, principally consisting of certain component parts used by CTS in the manufacture of frequency control devices. CTS had no sales to DCA in 1993 or 1992, and sales to DCA were under $70,000 in 1991.


                                       PART IV


          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K

          (a) (1) and (2)

          The   list  of  financial   statements  and  financial  statement
          schedules required by Item 14 (a)(1) and (2) is contained on page S-1 herein.

          (a)(3)   Exhibits

               (3)(a) Articles of Incorporation, as amended April 16, 1973, previously filed as exhibit (3)(a) to the Company's Form 10-K for 1987, and incorporated herein by reference.

               (3)(b) Bylaws, as amended and effective June 25, 1992, previously filed as exhibit (3)(b) to the Company's Form 10-K for 1992, and incorporated herein by reference.

               (10)(a) Employment agreement dated June 28, 1991, between CTS and Joseph P. Walker, previously filed as exhibit (10)(a) to the Company's Form 10-K for 1991, and incorporated herein by reference.

               (10)(b)   Prototype    indemnification    agreement,    with
                         Lawrence J. Ciancia, Gerald H. Frieling, Jr., Andrew Lozyniak, Edward J. Mooney, Joseph P. Walker, Philip T. Christ, Stanley J. Aris, Jeannine M. Davis, Gary N. Hoipkemier and George
                         T. Newhart, previously filed as exhibit (10)(b) to the Company's Form 10-K for 1991, and incorporated herein by reference.

               (10)(c) CTS Corporation 1982 Stock Option Plan, as amended February 24, 1989, was previously filed as exhibit
                         (10)(d) to the Company's Form 10-K for 1989, and is incorporated herein by reference.

               (10)(d) CTS Corporation 1986 Stock Option Plan, approved by the stockholders at the reconvened annual meeting on May 30, 1986. The CTS Corporation 1986 Stock Option Plan is contained in Exhibit 4 to Registration Statement No. 33-27749, effective March 23, 1989, and is incorporated herein by reference.

               (10)(e) CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, as adopted by the CTS Board of
                         Directors on December 16, 1988, and approved by stockholders at the 1989 annual meeting of stock-holders on April 28, 1989. The CTS Corporation 1988 Restricted Stock and Cash Bonus Plan is contained in Appendix A, pages 11-15, of the 1989 Proxy Statement for the annual meeting of stockholders held April 28, 1989, under the caption "CTS Corporation 1988 Restricted Stock and Cash Bonus Plan," previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

               (13)      CTS Corporation 1993 Annual Report.

               (21)      Subsidiaries of CTS Corporation.

               (23) Consent of Price Waterhouse to incorporation by reference of this Annual Report on Form 10-K for the fiscal year 1993 to Registration Statement 2-84230 on Form S-8 and Registration Statement 33-27749 on Form S-8.

               Indemnification Undertaking

               For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-84230 (filed June 13, 1983) and 33-27749 (filed March 23, 1989):

                    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provision, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date
          By_______________________________
              Stanley J. Aris
                                              Vice President Finance
                                              and Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Date
          B y _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
                                                  Lawrence J. Ciancia,
                                                  Director

          Date
          B y _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
                                                  Patrick J. Dorme,
                                                  Director

          Date
          By______________________________________________________________
                                                  Gerald H. Frieling, Jr.,
                                                  Director

          Date
          B y _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
                                                  Andrew Lozyniak,
                                                  Director

          Date
          B y _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
                                                  Joseph P. Walker,
                                                  Director

          Date
          B y _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
                                                  George T. Newhart,
                                                  Corporate Controller
                                                  and principal accounting
                                                  officer

          Date
          B y _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
                                                  Jeannine M. Davis,
                                                  Vice President, Secretary
                                                  and General Counsel

                              ANNUAL REPORT ON FORM 10-K

                        ITEM 14(a) (1) AND (2) AND ITEM 14(d)


            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                            FINANCIAL STATEMENT SCHEDULES

                             YEAR ENDED DECEMBER 31, 1993


                           CTS CORPORATION AND SUBSIDIARIES

                                   ELKHART, INDIANA

                          FORM 10-K - ITEM 14(a) (1) AND (2)

                           CTS CORPORATION AND SUBSIDIARIES

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


          The following consolidated financial statements of CTS Corpora-tion and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1993, are incorporated by reference in Item 8:

               Consolidated balance sheets - December 31, 1993, and December 31, 1992

               Consolidated statements of earnings - Years ended December 31, 1993, December 31, 1992, and December 31, 1991

               Consolidated statements of stockholders' equity - Years ended December 31, 1993, December 31, 1992, and Decem-ber 31, 1991

               Consolidated statements of cash flows - Years ended December 31, 1993, December 31, 1992, and December 31, 1991

               Notes to consolidated financial statements

          The following consolidated financial statement schedules of CTS Corporation and subsidiaries, are included in item 14(d):

                                                                      Page

               Schedule V - Property, plant and equipment             S-3

               Schedule VI - Accumulated depreciation of
               property, plant and equipment                          S-4

               Schedule VIII - Valuation and qualifying
               accounts                                               S-5

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are inapplicable, not required or the information is included in the consolidated financial state-ments or notes thereto.

                                      EXHIBIT 22


                           CTS CORPORATION AND SUBSIDIARIES


          CTS Corporation (Registrant), an Indiana corporation

          Subsidiaries

          CTS Corporation, a Delaware corporation

               CTS Singapore, Pte. Ltd., a Republic of Singapore corporation

               CTS of Panama, Inc., a Republic of Panama corporation

                    CTS Components Taiwan, Ltd.,1 a Taiwan, Republic of China corporation

                    CTS de Mexico S.A.,1 a Republic of Mexico corporation

               CTS Export Corporation, a Virgin Islands corporation

          CTS of Canada, Ltd., a Province of Ontario (Canada) corporation

               CTS Manufacturing (Thailand) Ltd.,1 a Thailand corporation

          CTS Electronics Hong Kong Ltd.,1 a Republic of Hong Kong corporation

          CTS Corporation U.K. Ltd., a United Kingdom corporation

          CTS Printex, Inc., a California corporation

          CTS Micro Peripherals, Inc., a California corporation

               Micro Peripherals Singapore (Private) Limited, a Republic of
                      Singapore corporation





          Corporations whose names are indented are subsidiaries of the preceding non-indented corporations. Except as indicated, each of the above subsidiaries is 100% owned by its parent company. Operations of all subsidiaries and divisions are consolidated in the financial statements.


               1 Less than 1% of the outstanding shares of stock is owned of record by nominee shareholders pursuant to national laws regarding resident or nominee ownership.

                 CTS CORPORATIONSCHEDULE V - PROPERTY, PLANT AND EQUIPMENT(In thousands of dollars)


                                                 Balance at                              Other
                                                Beginning of   Additions                Changes -    Balance at
               Classification                      Period       at Cost  Retirements  Add (Deduct)  End of Period

            Year ended December 31, 1993:
               Land                                $   1,161                                            $   1,161
               Buildings and improvements             38,056     $ 1,566    $     30     $    (84)(c)      39,508
               Machinery and equipment               144,583       9,187      14,694         (466)(a)     138,328
                                                                                             (282)(c)
            Construction-in-progress                   2,780         943                     (312)(a)       3,411
                                                    $186,580     $11,696     $14,724      $(1,144)       $182,408


            Year ended December 31, 1992:
               Land                                $   1,181                $     20                    $   1,161
               Buildings and improvements             34,312     $ 3,766       1,194      $ 1,832 (a)      38,056
                                                                                             (660)(c)
               Machinery and equipment               152,488       7,851      12,351         (897)(a)     144,583
                                                                                           (2,508)(c)
            Construction-in-progress                   6,915      (2,786)                    (560)(a)       2,780
                                                                                             (789)(c)
                                                    $194,896     $ 8,831     $13,565      $(3,582)       $186,580

            Year ended December 31, 1991:
               Land                                $     881                              $   322 (a)   $   1,181
                                                                                              (22)(b)
               Buildings and improvements             37,242     $   811    $  3,105           74 (a)      34,312
                                                                                             (649)(b)
                                                                                              (61)(c)
               Machinery and equipment               146,245      11,477       7,202        2,154 (a)     152,488
                                                                                             (186)(c)
            Construction-in-progress                   4,012       3,679                     (769)(a)       6,915
                                                                                               (7)(c)
                                                    $188,380     $15,967     $10,307      $   856        $194,896

[FN]

            (a) Changes in classification and miscellaneous adjustments.
            (b) Items transferred to Property Not Used in Business.
            (c) Currency translation adjustment.

                  CTS CORPORATION SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                            (In thousands of dollars)

                                                               Additions
                                                 Balance at   Charged to                 Other
                                                Beginning of   Costs and                Changes -    Balance at
               Classification                      Period      Expenses  Retirements  Add (Deduct)  End of Period


            Year ended December 31, 1993:
               Buildings and improvements          $  19,960     $ 1,542    $     30      $  (153)(c)   $  21,319
               Machinery and equipment               118,091       9,663      13,959         (577)(a)     113,247
                                                                                               29 (c)
                                                    $138,051     $11,205     $13,989      $  (701)       $134,566


            Year ended December 31, 1992:
               Buildings and improvements          $  20,173     $ 1,564     $ 1,673     $     (1)(a)   $  19,960
                                                                                             (103)(c)
               Machinery and equipment               120,895       9,413      11,613          345 (a)     118,091
                                                                                             (949)(c)
                                                    $141,068     $10,977     $13,286      $  (708)       $138,051

            Year ended December 31, 1991:
               Buildings and improvements           $ 18,991     $ 1,532     $   940       $1,175 (a)   $  20,173
                                                                                             (573)(b)
                                                                                              (12)(c)
               Machinery and equipment               116,182      10,913       6,526          432 (a)     120,895
                                                                                             (106)(c)
                                                    $135,173     $12,445      $7,466      $   916        $141,068


            (a) Changes in classification and miscellaneous adjustments.
            (b) Items transferred to Property Not Used in Business.
            (c) Currency translation adjustment.

            The following is a summarization of the estimated  useful lives used in computing depreciation of  property, plant and equipment:

                                                                        Estimated Life

                                    Building and improvements                       10 to 40 years
                                    Machinery and equipment                          3 to 15 years
/TABLE

                            CTS CORPORATION SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS(In thousands of dollars)
<CAPTIONS>

                                                                                    Additions
                                                 Balance at   Charged to  Charged to
                                                Beginning of   Costs and     Other                     Balance at
               Classification                      Period      Expenses     Accounts     Deductions    End of Period

            Year ended December 31, 1993:

               Allowance for doubtful receivables       $303        $521         $86           $200            $710





            Year ended December 31, 1992:

               Allowance for doubtful receivables       $420        $157         $ 7 (a)       $281  (b)       $303





            Year ended December 31, 1991:

               Allowance for doubtful receivables       $490        $ 47         $72 (a)       $189  (b)       $420








            (a) Recoveries.
            (b) Uncollectible accounts written off.

