Form 10-Q
period 1994-04-03
CTS CORP
filed 1994-05-11
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 3, 1994

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    April 3, 1994                           1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219) 293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1994:  5,169,954

                CTS CORPORATION AND SUBSIDIARIES

                              INDEX

                                                         Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months
     Ended April 3, 1994, and April 4, 1993                  3

     Condensed Consolidated Balance Sheets -
     As of April 3, 1994, and December 31, 1993              4

     Condensed Consolidated Statements of Cash
     Flows - For the Three Months Ended April 3,
     1994, and April 4, 1993                                 5

     Notes to Condensed Consolidated Financial
     Statements                                              6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   7-9


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                             10

     Item 6.  Exhibits and Reports on Form 8-K              10


SIGNATURES                                                  11

 Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
             (In thousands of dollars, except per share amounts)

                                                  Three Months Ended
                                                 April 3,      April 4,
                                                   1994          1993

Net sales                                         $64,357       $60,439
Cost of goods sold                                 50,230        47,819
  Gross earnings                                   14,127        12,620

Selling, general and administrative expenses       10,567        10,041

  Operating earnings                                3,560         2,579

Other expenses (income):
  Interest expense                                    227           239
  Other                                              (224)         (184)
Total other expenses                                    3            55
Earnings before income taxes and cumulative
  effect of changes in accounting principles        3,557         2,524
Income taxes                                        1,067           757

Earnings before cumulative effect of changes
  in accounting principles                          2,490         1,767
Cumulative effect of accounting change -
  postretirement benefits                                        (5,096)
Cumulative effect of accounting change -
  income taxes                                                      482
                                                                 (4,614)

Net earnings (loss)                               $ 2,490       $(2,847)

Earnings (loss) per share:
  Before accounting changes                       $   .48       $   .34
  Cumulative effect on prior years of
    accounting changes                                             (.89)
Net earnings (loss) per share                     $   .48       $  (.55)

Cash dividends per share                          $   .10       $   .10

Average net shares outstanding                  5,159,998     5,150,850



See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                      CTS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands of dollars)

                                                April 3,     December 31,
                                                 1994          1993*
ASSETS                                       (Unaudited)

Current Assets
   Cash                                          $18,435       $ 23,534
   Accounts receivable, less allowances
     (1994--$757; 1993--$710)                     34,865         30,627
   Inventories--Note C                            37,772         36,059
   Other current assets                            2,262          1,929
   Deferred income taxes                           5,117          5,117
               Total current assets               98,451         97,266

Property, Plant and Equipment, less accumulated
  depreciation (1994--$136,215; 1993--$134,566)   47,942         47,842
Other Assets
   Goodwill, less accumulated amortization
     (1994--$6,499; 1993--$6,330)                  5,648          5,801
   Prepaid pension                                34,276         32,845
   Other                                             948          1,310

               Total other assets                 40,872         39,956

                                                $187,265       $185,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                 $ 11,427       $ 12,822
  Current maturities of long-term obligations        341            341
  Accounts payable                                13,974         11,611
  Accrued liabilities                             26,779         25,114
               Total current liabilities          52,521         49,888

Long-term Obligations                              2,846          4,995
Deferred Income Taxes                              5,329          5,329
Postretirement Benefits                            5,434          5,649
Stockholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares    33,843         34,130
  Retained earnings                              102,841        100,868
  Cumulative foreign translation adjustment       (1,122)        (1,049)
                                                 135,562        133,949
  Less cost of common stock held in treasury:
    1994--637,677 shares; 1993--653,607 shares    14,427         14,746
               Total stockholders' equity        121,135        119,203

                                                $187,265       $185,064

 *The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                         (In thousands of dollars)

                                                 Three Months Ended
                                               April 3,       April 4,
                                                 1994           1993
Cash flows from operating activities:
  Net earnings (loss)                           $ 2,490        $(2,847)
  Adjustments to reconcile earnings (loss) to
    net cash provided by operating activities:
    Cumulative effect of change in accounting for:
      Postretirement benefits                                    5,096
      Income taxes                                                (482)
    Depreciation and amortization                 2,929          3,184
    (Increase) decrease in:
      Accounts receivable                        (4,238)        (3,748)
      Inventories                                (1,713)        (2,677)
      Other current assets                         (333)        (1,035)
      Prepaid pension expense                    (1,431)        (1,466)
      Other                                         158           (125)
    Increase in:
      Accounts payable & accrued liabilities      4,028          5,258
      Total adjustments                            (600)         4,005
    Net cash provided by operating activities     1,890          1,158

Cash flows from investing activities:
  Proceeds from sale of property, plant  and
    equipment                                       101            305
  Capital expenditures                           (2,942)        (2,413)
    Net cash used in investing activities        (2,841)        (2,108)

Cash flows from financing activities:
  Payments of long-term obligations              (2,138)        (2,684)
  (Decrease) increase in notes payable           (1,461)           883
  Dividend payments                                (517)          (515)
  Other                                                             31
    Net cash used in financing activities        (4,116)        (2,285)

Effect of exchange rate changes on cash             (32)           (12)
Net decrease in cash                             (5,099)        (3,247)
Cash at beginning of year                        23,534         18,455
Cash at end of period                           $18,435        $15,208

Supplemental disclosures of cash flow information
  Net cash paid during the period for:
    Interest                                    $   237        $   211
    Income Taxes                                $   892        $   (27)



See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          April 3, 1994



NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the three-month period ended April 3, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1993 Annual Report on Form 10-K.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                           (In thousands)
                                      April 3,   December 31,
                                        1994           1993

          Finished goods              $ 6,019        $ 5,064
          Work-in-process              16,248         15,344
          Raw material                 15,505         15,651

                                      $37,772        $36,059


NOTE C--LITIGATION and CONTINGENCIES

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

Part I. -- FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Material Changes in Financial Condition:  Comparison of April 3,
1994, to December 31, 1993

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:
                                       (Dollars in thousands)
                                April 3, December 31,     Increase
                                   1994         1993     (Decrease)

Cash                            $ 18,435     $ 23,534      $(5,099)
Accounts receivable, net          34,865       30,627        4,238
Inventories, net                  37,772       36,059        1,713
Current assets                    98,451       97,266        1,185
Current liabilities               52,521       49,888        2,633
Working capital                   45,930       47,378       (1,448)
Current ratio                       1.87         1.95        (0.08)
Interest bearing debt             14,586       17,992       (3,406)
Net tangible worth               115,487      113,402        2,085
Ratio of interest bearing debt
  to net tangible worth             0.13         0.16        (0.03)


From December 31, 1993, to April 3, 1994, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") decreased $5.1 million. The decrease in cash primarily reflects capital expenditures and a reduction in interest bearing debt. The net decrease in working capital of $1.4 million reflects increases in accrued liabilities of $1.7 million and accounts payable of $2.4 million, offset by increases in receivables of $4.2 million and inventories of $0.7 million. The increases in receivables and inventory were mainly a result of the increased sales volume in the first quarter of 1994 compared to the last quarter of 1993.

Capital expenditures were $2.9 million during the first quarter, compared with $2.4 million for the same period a year earlier, and $3.3 million for the fourth quarter of 1993. These capital expenditures were primarily for new products and cost reduction programs.

The $3.4 million decrease in interest bearing debt resulted primarily from discretionary debt repayments.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


On March 31, 1993, the Company replaced its previous $40 million long-term revolving credit agreement with a new $45 million long-term revolving credit agreement. The new agreement expires on April 1, 1997. The new agreement contains certain loan covenants with which the Company is in full compliance. The revolving agreement is the Company's primary credit vehicle, and with cash from operations, is expected to adequately fund the Company's anticipated cash needs.

Material Changes in Results of Operations:  Comparison of First
Quarter 1994 to First Quarter 1993

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending April 3, 1994, and April 4, 1993:

                                      (Dollars in thousands)
                              April 3,      April 4,      Increase
                                1994          1993       (Decrease)

Net sales                      $64,357       $60,439       $ 3,918
Gross earnings                  14,127        12,620         1,507
Gross earnings as a percent
  of sales                       21.95%        20.88%         1.07%
Selling, general and
  administrative expenses       10,567        10,041           526
Selling, general and
  administrative expenses as
  a percent of sales             16.42%        16.61%        (0.19)%
Operating earnings               3,560         2,579           981
Operating earnings as a
  percent of sales                5.53%         4.27%         1.26%
Interest expense                   227           239           (12)
Earnings before income taxes
  and cumulative effect of
  changes in accounting
  principles                     3,557         2,524         1,033
Income taxes                     1,067           757           310
Income tax rate                  30.00%        30.00%

Net sales increased by $3.9 million or 6.5% from the first quarter of 1993. Sales increases occurred principally in automotive, electrocomponents and connector related products as a result of the overall improved automotive market, new products and applications and additional market penetration. These increases more than offset decreases in our microelectronics and frequency controls businesses.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Gross earnings improved primarily due to the sales and production volume increases which favorably affected operating efficiencies in all business units, excluding the microelectronics and frequency controls units.

Selling, general and administrative expenses remained essentially flat compared to the first quarter of 1993, and were a slightly lower percent of net sales. The Company continues to emphasize cost control over all operating expenses.

The tax rate for 1994 is consistent with the first quarter 1993 tax rate and decreased from the 1993 annual effective rate of 36%. The 1994 rate change from the 1993 annual rate is primarily the result of additional expected net operating loss utilization.

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings


CTS is involved in litigation and in other administrative proceedings with government agencies regarding the protection of the environment, and other matters, the results of which are not yet determinable. In the opinion of management, based upon currently available information, adequate provision for anticipated costs has been made, or the ultimate costs resulting from such litigation or administrative proceedings will not materially affect the consolidated financial position of the Company or the results of operations.


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    None

b.  Forms 8-K

    The Company filed a Form 8-K, dated January 6, 1994, announcing that on December 15, 1993, the Corporation settled litigation with a component supplier relative to damages caused to the Corporation by a defective component purchased from that supplier. The gross recovery was $2,250,000.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                    CTS CORPORATION



Jeannine M. Davis                  Stanley J. Aris
Jeannine M. Davis                  Stanley J. Aris
Vice President, Secretary          Vice President Finance
and General Counsel                and Chief Financial Officer




Dated:   May 10, 1994