Form 10-Q
period 1994-07-03
CTS CORP
filed 1994-08-09
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 3, 1994

                                      OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    July 3, 1994                            1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219) 293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1994:  5,172,704

                       CTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                      Page No.

PART I -- FINANCIAL INFORMATION

      Item 1.  Financial Statements

      Condensed Consolidated Statements of
      Earnings - For the Six Months Ended
      July 3, 1994, and July 4, 1993                                     3

      Condensed Consolidated Balance Sheets -
      As of July 3, 1994, and December 31, 1993                          4

      Condensed Consolidated Statements of Cash
      Flows - For the Six Months Ended July 3,
      1994, and July 4, 1993                                             5

      Notes to Condensed Consolidated Financial
      Statements                                                        6


      Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                            7-10


PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings                                        11

      Item 4.  Submission of Matters to a Vote of
                Security Holders                                        11

      Item 6.  Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                              12

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                             CTS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
                    (In thousands of dollars, except per share amounts)

                             Three Months Ended         Six Months Ended
                             July 3,      July 4,      July 3,    July 4,
                              1994         1993         1994        1993

Net sales                          $70,618        $62,613        $134,975       $123,052
Cost of goods sold                  54,985         49,902         105,215         97,721
  Gross earnings                    15,633         12,711          29,760         25,331
Selling, general and
  administrative expenses           10,108          9,668          20,675         19,709

     Operating earnings              5,525          3,043           9,085          5,622

Other expenses (income):
  Interest expense                     189            222             416            461
  Other                               (220)           (34)           (444)          (218)
Total other expenses
  (income)                             (31)           188             (28)           243
Earnings before income
  taxes and cumulative
  effect of changes in
  accounting principles              5,556          2,855           9,113          5,379

Income taxes                         1,667          1,045           2,734          1,802

Earnings before cumulative
  effect of changes in
  accounting principles              3,889          1,810           6,379          3,577
Cumulative effect of account-
  ing change - postretirement
  benefits                                                                        (5,096)
Cumulative effect of account-
  ing change - income taxes                                                          482
                                                                                  (4,614)
Net earnings (loss)                $ 3,889        $ 1,810        $  6,379       $ (1,037)

Earnings (loss) per share:
  Before accounting changes $   .75      $   .35     $   1.23     $    .69
  Cumulative effect on prior
    years of accounting
    changes                                                           (.89)
Net earnings (loss) per
  share                     $   .75      $   .35     $   1.23     $   (.20)

Cash dividends per share    $   .10      $   .10     $    .20     $    .20
Average net shares
  outstanding                    5,169,970      5,152,600       5,164,930      5,151,710

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                             CTS CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands of dollars)

                                                          July 3,       December 31,
                                                           1994              1993*
ASSETS                                                 (Unaudited)

Current Assets
   Cash                                                   $ 11,153          $ 23,534
   Accounts receivable, less allowances
     (1994--$820; 1993--$710)                               38,600            30,627
   Inventories--Note B                                      39,645            36,059
   Other current assets                                      2,669             1,929
   Deferred income taxes                                     5,117             5,117
               Total current assets                         97,184            97,266

Property, Plant and Equipment, less accumulated
  depreciation (1994--$137,942; 1993--$134,566)             47,856            47,842
Other Assets
   Goodwill, less accumulated amortization
     (1994--$6,668; 1993--$6,330)                            5,521             5,801
   Prepaid pension                                          35,707            32,845
   Other                                                       867             1,310

               Total other assets                           42,095            39,956

                                                          $187,135          $185,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                           $  3,114          $ 12,822
  Current maturities of long-term obligations                  291               341
  Accounts payable                                          16,859            11,611
  Accrued liabilities                                       29,326            25,114
               Total current liabilities                    49,590            49,888

Long-term Obligations                                        1,898             4,995
Deferred Income Taxes                                        5,329             5,329
Postretirement Benefits                                      5,232             5,649
Stockholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares              33,871            34,130
  Retained earnings                                        106,213           100,868
  Cumulative foreign translation adjustment                   (597)           (1,049)
                                                           139,487           133,949
  Less cost of common stock held in treasury:
    1994--636,577 shares; 1993--653,607 shares              14,401            14,746
               Total stockholders' equity                  125,086           119,203

                                                          $187,135          $185,064

 *The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                             CTS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                                 (In thousands of dollars)

                                                                Six Months Ended
                                                           July 3,           July 4,
                                                            1994              1993
Cash flows from operating activities:
  Net earnings (loss)                                      $ 6,379           $(1,037)
  Adjustments to reconcile earnings to net
   cash provided by (used in) operating
   activities:
   Cumulative effect of change in accounting for:
     Postretirement benefits other than pensions                               5,096
     Income taxes                                                               (482)
   Depreciation and amortization                             5,946             6,343
   (Increase) decrease in:
     Accounts receivable                                    (7,973)           (2,357)
     Inventories                                            (3,586)           (3,595)
     Other current assets                                     (740)              109
     Prepaid pension expense                                (2,862)           (2,912)
     Other                                                      21              (593)
   Increase in:
     Accounts payable and accrued liabilities                9,460             6,416
     Total adjustments                                         266             8,025
   Net cash provided by operating activities                 6,645             6,988

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                                  543               372
  Capital expenditures                                      (5,815)           (5,935)
    Net cash used in investing activities                   (5,272)           (5,563)

Cash flows from financing activities:
  Proceeds from issuance of long-term
    obligations                                                                  418
  Payments of long-term obligations                         (3,215)           (3,300)
  Increase (decrease) in notes payable                      (9,761)            2,904
  Dividend payments                                         (1,034)           (1,030)
  Other                                                                           72
    Net cash used in financing activities                  (14,010)             (936)

Effect of exchange rate changes on cash                        256              (146)
Net (decrease) increase in cash                            (12,381)              343
Cash at beginning of year                                   23,534            18,455
Cash at end of period                                      $11,153           $18,798

Supplemental disclosures of cash flow information
  Net cash paid during the period for:
    Interest                                               $   415           $   481
    Income Taxes                                           $ 1,307           $   447*

*Net of United Kingdom tax refund of $894.
 See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 3, 1994



NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the six-month period ended July 3, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1993 Annual Report on Form 10-K.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                                       (In thousands)
                                               July 3,      December 31,
                                                1994             1993

            Finished goods                     $ 6,141           $ 5,064
            Work-in-process                     16,353            15,344
            Raw material                        17,151            15,651

                                               $39,645           $36,059


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


Material Changes in Financial Condition:  Comparison of July 3,
1994, to December 31, 1993

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:
                                       (Dollars in thousands)
                                         July 3,   December 31,        Increase
                                           1994           1993        (Decrease)

Cash                                    $ 11,153       $ 23,534        $(12,381)
Accounts receivable, net                  38,600         30,627           7,973
Inventories, net                          39,645         36,059           3,586
Current assets                            97,184         97,266             (82)
Current liabilities                       49,590         49,888            (298)
Working capital                           47,594         47,378             216
Current ratio                               1.96           1.95             .01
Interest bearing debt                      5,280         17,992         (12,712)
Net tangible worth                       119,565        113,402           6,163
Ratio of interest bearing debt
  to net tangible worth                     0.04           0.16           (0.12)


From December 31, 1993, to July 3, 1994, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") decreased $12.4 million. The primary use of cash was the $12.7 million decrease in interest bearing debt which resulted mainly from discretionary short-term debt repayments. The change in working capital, excluding cash and current debt, was an increase of $2.8 million. The $2.8 million primarily reflects increases in accounts receivable of $8.0 million and inventory of $3.6 million, offset by increases in accounts payable of $5.2 million and accrued liabilities of $4.2 million. These increases are primarily a reflection of the increase in sales and production levels during the second quarter of 1994 compared to the last quarter of 1993.

Capital expenditures were $5.8 million during the first six months of 1994, compared with $5.9 million for the same period a year earlier. These capital expenditures were primarily for new products and manufacturing improvement programs.

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

Material Changes in Results of Operations:  Comparison of Second
Quarter 1994 to Second Quarter 1993

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending July 3, 1994, and July 4, 1993:

                                                  (Dollars in thousands)
                                      July 3,          July 4,        Increase
                                       1994             1993         (Decrease)

Net sales                             $70,618          $62,613           $8,005
Gross earnings                         15,633           12,711            2,922
Gross earnings as a percent
  of sales                              22.14%           20.30%            1.84%
Selling, general and
  administrative expenses              10,108            9,668              440
Selling, general and
  administrative expenses as
  a percent of sales                    14.31%           15.44%           (1.13)%
Operating earnings                      5,525            3,043            2,482
Operating earnings as a
  percent of sales                       7.82%            4.86%            2.96%
Interest expense                          189              222              (33)
Earnings before income taxes
  and cumulative effect of
  changes in accounting
  principles                            5,556            2,855            2,701
Income taxes                            1,667            1,045              622
Income tax rate                         30.00%           36.60%           (6.6)%

Net sales increased by $8.0 million, or 12.8% compared to the second quarter of 1993. The significant sales increases occurred in automotive and connector related products as a result of the overall improved automotive market, new products and applications, and additional market penetration. These increases more than offset a sales decline in our microelectronics business.

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Gross earnings improved primarily due to the sales and production volume increases which favorably affected operating efficiencies in all business units, excluding the microelectronics and frequency controls units.

Selling, general and administrative expenses remained relatively flat with a minor increase in selling expense as a result of the increased sales volume. As a percent of sales, these expenses declined slightly reflecting the Company's continued emphasis of cost control over all operating expenses.

The tax rate for 1994 is consistent with the first quarter 1994 tax rate and decreased from the 1993 full year annual effective rate of 36%. The 1994 rate change from the 1993 annual rate is primarily the result of additional expected net operating loss utilization.

Material Changes in Results of Operations:  Comparison of First
Half of 1994 to First Half of 1993

The following table highlights changes in significant components of the consolidated statements of earnings for the six-month periods ending July 3, 1994, and July 4, 1993:

                                                (Dollars in thousands)
                                      July 3,          July 4,         Increase
                                       1994             1993          (Decrease)

Net sales                            $134,975         $123,052          $11,923
Gross earnings                         29,760           25,331            4,429
Gross earnings as a percent
  of sales                              22.05%           20.59%            1.46%
Selling, general and
  administrative expenses              20,675           19,709              966
Selling, general and
  administrative expenses as
  a percent of sales                    15.32%           16.02%            (.70)%
Operating earnings                      9,085            5,622            3,463
Operating earnings as a
  percent of sales                       6.73%            4.57%            2.16%
Interest expense                          416              461              (45)
Earnings before income taxes
  and cumulative effect of
  changes in accounting
  principles                            9,113            5,379            3,734
Income taxes                            2,734            1,802              932
Income tax rate                         30.00%           33.50%           (3.50)%

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


For the first half of 1994, net sales increased $11.9 million, or a 9.7% increase compared to the first half of 1993. Consistent with the second quarter of 1994, the significant 1994 year-to-date sales increases occurred in automotive and connector related products. These increases have more than offset the year-to-date sales decline experienced by our frequency controls and microelectronics business lines.

Gross earnings have improved throughout the first half of the year, primarily due to the sales and production volume increases which have favorably affected operating efficiencies in all business units, excluding the microelectronics and frequency controls units.

Selling, general and administrative expenses in dollars have increased for the first half of the year. The increase is primarily selling expenses associated with the increased sales volume. However, these expenses have decreased as a percent of sales, reflecting continuing efforts to control operating expenses.

The tax rate has decreased from the 1993 effective year-to-date rate of 33.5% to 30.0%, primarily as a result of expected additional net operating loss utilization.



























                                   10 of 12
Part II -- OTHER INFORMATION

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of CTS Corporation was held on
April 29, 1994.

Each of the five director-nominees identified below was re-elected to a one-year term as director of the Corporation with the following votes reported of the 4,150,454 eligible to vote at the meeting:

                                        Votes                     Broker
                          Votes          Cast                      Non-
Director-Nominee         Cast For       Against     Abstentions    Votes

Lawrence J. Ciancia      3,831,458       7,757        24,893      205,403
Pat J. Dorme             3,814,884      11,331        37,893      205,403
Gerald H. Frieling, Jr.  3,831,158       8,057        24,893      205,403
Andrew Lozyniak          3,803,439      11,076        49,593      205,403
Joseph P. Walker         3,831,318       7,897        24,893      205,403


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    None

b.  Forms 8-K

    None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                    CTS CORPORATION



/s/ Jeannine M. Davis              /s/ Stanley J. Aris
Jeannine M. Davis                  Stanley J. Aris
Vice President, Secretary          Vice President Finance
and General Counsel                and Chief Financial Officer




Dated: August 9, 1994