Form 10-Q
period 1994-10-02
CTS CORP
filed 1994-11-14
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        Form 10-Q


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 2, 1994

                                           OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

      October 2, 1994                       1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219) 293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1994:  5,178,104


                                      Page 1 of 12

                            CTS CORPORATION AND SUBSIDIARIES

                                          INDEX

                                                               Page No.

PART I -- FINANCIAL INFORMATION

       Item 1.  Financial Statements

     Condensed Consolidated Statements of
       Earnings - For the Nine Months
       Ended October 2, 1994, and October 3, 1993                 3

       Condensed Consolidated Balance Sheets -
       As of October 2, 1994, and December 31, 1993               4

       Condensed Consolidated Statements of Cash
       Flows - For the Nine Months Ended October 2,
       1994, and October 3, 1993                                  5

       Notes to Condensed Consolidated Financial
       Statements                                                 6


       Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                      7-10


PART II -- OTHER INFORMATION

       Item 1.  Legal Proceedings                                 11

       Item 5.  Other Events                                      11

       Item 6.  Exhibits and Reports on Form 8-K                  11


SIGNATURES                                                        12













                                      Page 2 of 12

Part I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   CTS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
                          (In thousands of dollars, except per share amounts)

                                              Three Months Ended                  Nine Months Ended
                                        Oct. 2,           Oct. 3,          Oct. 2,           Oct. 3,
                                          1994              1993             1994              1993

Net sales                               $65,950           $58,107         $200,925          $181,159
Cost of goods sold                       52,283            47,822          157,498           145,543
  Gross earnings                         13,667            10,285           43,427            35,616
Selling, general and
  administrative expenses                 9,299             8,096           29,974            27,805

    Operating earnings                    4,368             2,189           13,453             7,811

Other expenses (income):
  Interest expense                           90               293              506               754
  Other                                    (447)               25             (891)             (193)
  Total other expenses
    (income)                               (357)              318             (385)              561
  Earnings before income
    taxes and cumulative
    effect of changes in
    accounting principles                 4,725             1,871           13,838             7,250

Income taxes                              1,694               808            4,428             2,610

Earnings before cumulative
  effect of changes in
  accounting principles                   3,031             1,063            9,410             4,640
Cumulative effect of account-
  ing change - postretirement
  benefits                                   --                --               --            (5,096)
Cumulative effect of account-
  ing change - income taxes                  --                --               --               482
                                             --                --               --            (4,614)

    Net earnings                        $ 3,031           $ 1,063         $  9,410          $     26

Earnings (loss) per share:
  Before accounting changes                 .59               .21             1.82              .90
  Cumulative effect on prior
    years of accounting
    changes                                  --                --               --            (.89)

Net earnings per share                  $   .59           $   .21         $   1.82         $    .01

Cash dividends per share                $   .10           $   .10         $    .30         $    .30
Average net shares
  outstanding                         5,174,075         5,153,424        5,167,956        5,152,271


See notes to condensed consolidated financial statements.

                                             Page 3 of 12
Part I. -- FINANCIAL INFORMATION

                                   CTS CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands of dollars)

                                                                October 2,         December 31,
                                                                   1994                 1993*
ASSETS                                                         (Unaudited)

Current Assets
   Cash                                                           $ 14,015             $ 23,534
   Accounts receivable, less allowances
     (1994--$861; 1993--$710)                                       37,188               30,627
   Inventories--Note B                                              40,288               36,059
   Other current assets                                              3,320                1,929
   Deferred income taxes                                             5,117                5,117
               Total current assets                                 99,928               97,266

Property, Plant and Equipment, less accumulated
  depreciation (1994--$138,600; 1993--$134,566)                     47,377               47,842
Other Assets
   Goodwill, less accumulated amortization
     (1994--$6,839; 1993--$6,330)                                    5,380                5,801
   Prepaid pension                                                  37,142               32,845
   Other                                                               786                1,310

               Total other assets                                   43,308               39,956

                                                                  $190,613             $185,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                                   $  6,028             $ 12,822
  Current maturities of long-term obligations                          182                  341
  Accounts payable                                                  15,892               11,611
  Accrued liabilities                                               29,026               25,114
               Total current liabilities                            51,128               49,888

Long-term Obligations                                                  906                4,995
Deferred Income Taxes                                                5,329                5,329
Postretirement Benefits                                              5,036                5,649
Stockholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares                      33,846               34,130
  Retained earnings                                                108,726              100,868
  Cumulative foreign translation adjustment                           (148)              (1,049)
                                                                   142,424              133,949
  Less cost of common stock held in treasury:
    1994--629,827 shares; 1993--653,607 shares                      14,210               14,746
               Total stockholders' equity                          128,214              119,203

                                                                  $190,613             $185,064

 *The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.
                                             Page 4 of 12

Part I.  -- FINANCIAL INFORMATION

                                   CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                                       (In thousands of dollars)

                                                                          Nine Months Ended
                                                                October 2,           October 3,
                                                                   1994                 1993

Cash flows from operating activities:
  Net earnings                                                     $ 9,410              $    26
  Adjustments to reconcile earnings to net
    cash provided by (used in) operating
    activities:
    Cumulative effect of change in accounting for:
      Postretirement benefits                                                             5,096
      Income taxes                                                                         (482)
    Depreciation and amortization                                    8,845                9,302
    (Increase) decrease in:
      Accounts receivable                                           (6,561)              (4,276)
      Inventories                                                   (4,229)                (991)
      Other current assets                                          (1,391)               1,028
      Prepaid pension expense                                       (4,297)              (4,358)
      Other                                                           (126)                  49
    Increase in:
      Accounts payable and accrued liabilities                       8,193                4,850
      Total adjustments                                                434               10,218
    Net cash provided by operating activities                        9,844               10,244
Cash flows from investing activities:
  Proceeds from sale of property, plant  and
    equipment                                                          317                  591
  Capital expenditures                                              (7,682)              (8,428)
    Net cash used in investing activities                           (7,365)              (7,837)

Cash flows from financing activities:
  Payments of long-term obligations                                 (4,296)              (5,591)
  Increase (decrease) in notes payable                              (6,853)               6,655
  Other                                                                 --                   93
  Dividend payments                                                 (1,552)              (1,545)
    Net cash used in financing activities                          (12,701)                (388)

Effect of exchange rate changes on cash                                703                 (168)
Net (decrease) increase in cash                                     (9,519)               1,851
Cash at beginning of year                                           23,534               18,455
Cash at end of period                                              $14,015              $20,306

Supplemental disclosures of cash flow information
  Net cash paid during the period for:
    Interest                                                        $    627            $   848
    Income Taxes                                                    $  2,447            $   992*

*Net of United Kingdom tax refund of $894.

See notes to condensed consolidated financial statements.




                                             Page 5 of 12
Part I.  -- FINANCIAL INFORMATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)
                                     October 2, 1994



NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the nine-month period ended October 2, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1993 Annual Report on Form 10-K.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                                                (In thousands)
                                                   October 2,        December 31,
                                                       1994               1993

             Finished goods                           $ 5,994             $ 5,064
             Work-in-process                           17,214              15,344
             Raw material                              17,080              15,651

                                                      $40,288             $36,059

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







                                      Page 6 of 12

Part I. -- FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Material Changes in Financial Condition: Comparison of October 2, 1994, to December 31, 1993

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:

                                       (Dollars in thousands)
                                            October 2,     December 31,          Increase
                                                1994             1993           (Decrease)

Cash                                           $14,015          $23,534           $(9,519)
Accounts receivable, net                        37,188           30,627             6,561
Inventories, net                                40,288           36,059             4,229
Current assets                                  99,928           97,266             2,662
Current liabilities                             51,128           49,888             1,240
Working capital                                 48,800           47,378             1,422
Current ratio                                    1.95              1.95                --
Interest bearing debt                            7,097           17,992           (10,895)
Net tangible worth                             122,834          113,402             9,432
Ratio of interest bearing debt
  to net tangible worth                           .06              .16             (0.10)

From December 31, 1993, to October 2, 1994, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") decreased $9.5 million. The primary use of the cash was the $10.9 million decrease in interest bearing debt which resulted mainly from discretionary debt repayments. The net change in working capital, excluding cash and current debt, was a $4.0 million increase. This increase is primarily a reflection of the increase in sales and production levels during the third quarter of 1994, compared to the last quarter of 1993.

Capital expenditures were $7.7 million for the first nine months of 1994, compared with $8.4 for the same period a year earlier.
Capital expenditures continued to relate to new product, product variation and manufacturing improvement programs.

On March 31, 1993, the Company replaced its previous $40 million long-term credit revolving agreement with a new $45 million long-term revolving credit agreement. The new agreement expires on April 1, 1997. The new agreement contains certain loan covenants with which the Company is in full compliance. The revolving agreement is the Company's primary credit vehicle, and with cash from operations, is expected to adequately fund the Company's anticipated cash needs. Additionally, on November 7, 1994, the

                                      Page 7 of 12

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Company reached agreement on a $15 million term loan at a fixed interest rate of 8.38%. The loan becomes available in December 1994, and requires annual payments of $2 million in 1996 through 1998, and $9 million in 1999. This credit arrangement is intended to finance potential acquisitions.

A letter of intent to acquire the Light Emitting Diode (LED) based Fiber Optic Data Link (ODL) Products business of AT&T Microelectronics was signed during the third quarter of 1994. Financial details have not yet been finalized; however, the transaction will include all assets and backlog on sales contracts, together with rights in intellectual property, design manufacturing technology and trademarks of the AT&T Lightwave LED-based ODL business. The transaction is expected to be completed prior to December 31, 1994. The proposed transaction is not expected to have a material impact on the Company's 1994 results of operation or the Company's financial condition.

Material Changes in Results of Operations:  Comparison of Third
Quarter 1994 to Third Quarter 1993

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending October 2, 1994, and October 3, 1993:

                                      (Dollars in thousands)
                                         October 2,         October 3,          (Decrease)
                                             1994               1993             Increase

Net sales                                   $65,950            $58,107             $7,843
Gross earnings                               13,667             10,285              3,382
Gross earnings as a percent
  of sales                                   20.72%             17.70%              3.02%
Selling, general and
  administrative expenses                      9,299              8,096              1,203
Selling, general and
  administrative expenses as
  a percent of sales                          14.10%             13.93%               .17%
Operating earnings                             4,368              2,189              2,179
Operating earnings as a percent
  of sales                                    6.62%              3.77%              2.85%
Earnings before income taxes                   4,725              1,871              2,854
Income taxes                                   1,694                808                886
Income tax rate                              35.85%             43.19%              7.34%

Net sales increased by $7.8 million, or 13.5% from the third quarter of 1993. Sales increases occurred principally in automotive and connector related products as a result of the

                                      Page 8 of 12
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

overall improved automotive market, new products and applications, and additional market penetration. These increases more than offset reductions in our microelectronics and frequency controls businesses.

Gross earnings improved primarily due to the sales and production volume increases which favorably affected operating efficiencies in all business units, excluding our microelectronics and frequency controls units.

Selling, general and administrative expenses increased slightly as a result of the increased sales levels. As a percent of sales, these expenses remained basically flat reflecting the Company's continued cost control emphasis.

The tax rate decreased from the 1993 tax rate for the same period. The 1994 annual effective rate is 32% compared to a 1993 effective rate of 36%. The rate decrease is primarily the result of additional expected net operating loss utilization.

Material Changes in Results of Operations:  Comparison of First
Nine Months of 1994 to First Nine Months of 1993

The following table highlights changes in significant components of the consolidated statements of earnings for the nine-month periods ending October 2, 1994, and October 3, 1993:

                                      (Dollars in thousands)
                                         October 2,         October 3,         (Decrease)
                                             1994               1993             Increase

Net sales                                  $200,925           $181,159            $19,766
Gross earnings                               43,427             35,616              7,811
Gross earnings as a percent
  of sales                                   21.61%             19.66%              1.95%
Selling, general and
  administrative expenses                     29,974             27,805              2,169
Selling, general and
  administrative expenses as
  a percent of sales                         14.92%             15.35%              (.43)%
Operating earnings                            13,453              7,811              5,642
Operating earnings as a percent
  of sales                                    6.70%              4.31%              2.39%
Earnings before income taxes
  and cumulative effect of
  changes in accounting
  principles                                 13,838              7,250              6,588
Income taxes                                  4,428              2,610              1,818
Income tax rate                              32.00%             36.00%             (4.00)%

                                      Page 9 of 12

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)


For the first nine months of 1994, net sales increased $19.8 million, or 10.9% compared to the first nine months of 1993. Consistent with the third quarter of 1994, the significant 1994 year-to-date sales increases occurred in automotive and connector related products. These increases have more than offset the year-to-date sales decline experienced by our microelectronics and frequency controls business lines.

Gross earnings have improved throughout 1994, primarily due to the sales and production volume increases which have favorably affected operating efficiencies in all business units, excluding the microelectronics and frequency controls units.

Selling, general and administrative expenses in dollars have increased $2.2 million compared to the first nine months of 1993. The increase is primarily selling expenses associated with the increased sales volume. However, these expenses in total have decreased as a percent of sales, reflecting continuing efforts to control operating expenses.

The tax rate decreased from the 1993 tax rate for the same period. The 1994 annual effective rate is 32% compared to a 1993 effective rate of 36%. The rate decrease is primarily the result of additional expected net operating loss utilization.

























                                      Page 10 of 12
Part II -- OTHER INFORMATION

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

Item 5.  Other Events

A letter of intent to acquire the Light Emitting Diode (LED) based Fiber Optic Data Link (ODL) Products business of AT&T Microelectronics was signed during the third quarter of 1994. Financial details have not yet been finalized; however, the transaction will include all assets and backlog on sales contracts, together with rights in intellectual property, design manufacturing technology and trademarks of the AT&T Lightwave LED-based ODL business. The transaction is expected to be completed prior to December 31, 1994. The proposed transaction is not expected to have a material impact on the Company's 1994 results of operation or the Company's financial condition.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     None

b.   Forms 8-K

     None















                                      Page 11 of 12

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




Dated:     November 10, 1994

































                                      Page 12 of 12