Form 10-K
period 1994-12-31
CTS CORP
filed 1995-03-17
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 Form 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For Fiscal Year Ended December 31, 1994

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

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X             No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                       X
There were 5,193,854 shares of Common Stock, without par value, outstanding on March 10, 1995.

The aggregate market value of the voting stock held by non-affiliates of CTS Corporation was approximately $80 million on March 10, 1995.


                    DOCUMENTS INCORPORATED BY REFERENCE


     (1) Portions of the CTS Corporation 1994 Annual Report for the fiscal year ended December 31, 1994, incorporated by reference in Part I and Part II.

     (2) Portions of the 1995 Proxy Statement for annual meeting of stockholders to be held on April 28, 1995, incorporated by reference in Part III.

     (3) Certain portions of the CTS Corporation Form 10-K for the 1987 fiscal year ended January 3, 1988, incorporated by reference in Part IV.

     (4) Certain portions of Registration Statement No. 33-27749, effective March 23, 1989, incorporated by reference in
          Part IV.

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


                     EXHIBIT INDEX -- PAGES 17 AND 18

















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

CTS designs, manufactures and sells electronic components. The engineering and manufacturing of CTS products is performed at 16 facilities worldwide. CTS products are sold through sales engineers, sales representatives, agents and distributors.

In March 1987, a settlement was announced between CTS and Dynamics Corporation of America (DCA), terminating the sale process of the Company and resolving all disputes between CTS and DCA. Subsequently, the United States Supreme Court held that the Control Share Acquisition Chapter of the Indiana Business Corporation Law was constitutional. As a result of the Court's decision, the issue of voting rights of 1,020,000 shares of CTS common stock acquired by DCA in 1986 was submitted to a vote of CTS stockholders at the 1987 annual meeting. The affirmative vote of the majority of all shares eligible to vote was necessary to grant voting rights. DCA was not eligible to vote on the issue. The stockholders voted not to grant voting rights to DCA on these shares. The Court's decision did not have an impact on the voting rights in additional shares of CTS common stock previously or subsequently acquired by DCA. In May 1988, the settlement agreement expired pursuant to its terms. At the end of 1994, DCA owned 2,222,100 shares (42.9%) of CTS common stock, including the 1,020,000 shares without voting rights.

In January 1990, the Company formally announced the closing of its Switch Division located in Paso Robles, California. The Paso Robles manufacturing operations were relocated to the Company's facilities in Taiwan and Bentonville, Arkansas. During 1992, the Company completed the sale of the Paso Robles manufacturing plant and most of the associated real estate for $1.9 million. A pretax-tax gain of $0.9 was realized from the sale. The manufacturing operations for certain variable resistor and selector switch products, which formerly were performed in Elkhart, Indiana, were also transferred to Bentonville in 1990, to take advantage of any efficiencies to be gained in consolidating such operations in Bentonville. The buildings located in Elkhart which housed the plastics molding, and element production, were vacated, with these manufacturing operations being consolidated into the main Elkhart plant.

CTS announced in July 1990 that its facility near Glasgow, Scotland, would be expanded in order to manufacture and sell additional electronic products in Europe. The total capital investment has been approximately $11 million as of December 31, 1994. Automotive throttle position sensors and precision and clock oscillators were added to the product lines already manufactured in Scotland. The decision to expand the Scottish facility was based on several factors, including the excellent business climate and skills base in Scotland and the anticipated full participation of the United Kingdom in the European Economic Community. The expansion of the Scotland facility represents a major effort by CTS to serve the large and rapidly growing European market on a direct basis.

In November 1991, construction was completed on a 53,000 square foot manufacturing facility in Bangkok, Thailand. During 1992, the Company idled operations at this facility. During 1994, a three-year lease was finalized with an international computer peripheral manufacturer for this property. The annual rental amount is approximately U.S. $345,000.

Also during 1991, the Company significantly reduced the operating activities at its Brownsville, Texas, facility and plans to sell this property. A portion of the Brownsville facility is currently under a leasing arrangement which expires in 1999, at an annual rental amount of approximately $60,000.

The manufacturing space owned by CTS in Hong Kong, which consisted of two floors in a multi-story building, was sold in March 1991. One floor was leased back by CTS for the continuation of its manufacturing operations in Hong Kong. During 1992, the Company terminated this lease and discontinued its manufacturing operations in Hong Kong.

During 1994, the Company purchased the assets of AT&T Microelectronics' light emitting diode based optic data link products business. The transaction also included sales contracts, backlog, intellectual property, trademarks, and the design and manufacturing technology. These products will be manufactured in the Microelectronics West Lafayette, Indiana, facility.


                FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

All of the Company's products are considered one industry segment. Sales to unaffiliated customers, operating profit and identifiable assets, by geographic area, are contained in "Note I - Business Segment and Non-U.S. Operations," pages 21-23, of the CTS Corporation 1994 Annual Report, and is incorporated herein by reference.


                  PRINCIPAL BUSINESS AND PRODUCTS OF CTS

CTS is primarily in the business of developing, manufacturing and selling a broad line of electronic components principally serving the electronic needs of original equipment manufacturers (OEMs).


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

During the past three years, five classes of similar product lines accounted for 10% or more of consolidated revenue during one or more years, as follows:

                                 Percent of Consolidated Revenue
Class of Similar Products          1994      1993      1992

Automotive Control Devices          30        26        20
Electronic Connectors               17        14        17
Frequency Control Devices           15        15        17
Resistor Networks                   11        14        16
Hybrid Microcircuits                10        14        11
Other                               17        17        19

Total                              100%      100%      100%


                                  MARKETS

CTS estimates that its products have been sold in the following segments of the electronics OEM and distribution markets and in the following percentages during the preceding three fiscal years:

                                 Percent of Consolidated Revenue
Markets                            1994      1993      1992

Automotive                         38         32        25
Data Processing                    17         22        20
Communications Equipment           17         17        18
Defense and Aerospace              11         12        17
Instruments and Controls            9          9        12
Distribution                        5          4         5
Consumer Electronics                3          4         3

   Total                           100%      100%      100%

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

In the communications equipment market, CTS products include frequency control devices, hybrid microcircuits, switches and resistor networks. Products for this market are principally used in telephone equipment and in telephone switching systems.

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

In the distribution market, CTS' primary products include program-mable switches, resistor networks and frequency control devices.
In this market, standard CTS products are sold for a wide variety of applications.

Products for the consumer electronics market, primarily variable resistors and switches, are principally used in home entertainment equipment and appliances.


                        MARKETING AND DISTRIBUTION

Sales of CTS electronic components to original equipment manufacturers are principally by CTS sales engineers and manufacturers' representatives. CTS maintains sales offices in Elkhart, Indiana; Detroit, Michigan; and in the United Kingdom, Hong Kong, Taiwan and Japan. Various regions of the United States are serviced by sales engineers working out of their homes. The sale of electronic components is relatively integrated such that most of the product lines of CTS are sold through the same field sales force. Approximately 40% of net sales in 1994 were attributable to coverage by CTS sales engineers.

Generally, CTS sales engineers service the Company's largest customers with application specific products. CTS sales engineers work closely with major customers in determining customer require-ments and in designing CTS products to be provided to such customers.

CTS uses the services of independent sales representatives and distributors in the United States and other countries for customers not serviced by CTS sales engineers. Sales representatives receive commissions from CTS. During 1994, about 55% of net sales were at-tributable to coverage by sales representatives. Independent distributors purchase products from CTS for resale to customers.
In 1994, independent distributors accounted for about 5% of net sales.

                               RAW MATERIALS

Generally, CTS' major raw materials are steel, copper, brass, certain precious metals, resistive and conductive inks, passive components and semiconductors, used in several CTS products; ceramic materials used particularly in resistor networks and hybrid microcircuits; synthetic quartz used in frequency control devices; and laminate material used in printed circuit boards. These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe that it is dependent on one or on a very few vendors. In 1994, all of these materials were available in adequate quantities to meet CTS' production demands.

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

Precious metals prices have a significant effect on the manufactur-ing cost and selling prices of many CTS products, particularly some programmable switches, electronic connectors and resistor networks. CTS has continuing programs to reduce the precious metals content of several products, when consistent with customer specifications.

                              WORKING CAPITAL

CTS does not usually buy inventories or manufacture products without actual or reasonably anticipated customer orders, except for some standard, off-the-shelf distributor products. The Company is not generally required to carry significant amounts of inven-tories to meet rapid delivery requirements because most customer orders are for custom products. CTS has entered into "just-in-time" arrangements with certain major customers in order to meet customers' just-in-time delivery needs.

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

Working capital requirements are generally dependent on the overall business level. During 1994, working capital increased significantly to $65.9 million, as receivables and inventories increased in response to the greater sales. Also, short-term debt was reduced, generally being replaced by long-term obligations at relatively more favorable borrowing rates. Cash represents a significant part of the Company's working capital. Cash of various non-U.S. subsidiaries was held in U.S.-denominated cash equivalents at December 31, 1994. The cash, other than approximately $4.6 million, is generally available to the parent Company.


                     PATENTS, TRADEMARKS AND LICENSES

CTS maintains a program of obtaining and protecting U.S. and non-
U.S. patents and trademarks. CTS believes that the success of its business is not materially dependent on the existence or duration of any patent, group of patents or trademarks.

CTS licenses the manufacture of several electronic products to companies in the United States and non-U.S. countries. In 1994 license and royalty income was less than 1% of net sales. CTS believes that the success of its business is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.


                              MAJOR CUSTOMERS

CTS' 15 largest customers represented about 62%, 62% and 58% of net sales in 1994, 1993 and 1992, respectively.

Of the net sales to unaffiliated customers, approximately $49.4 million, $40.1 million and $30.7 million were derived from sales to General Motors Corporation in 1994, 1993 and 1992, respectively. During 1993 and 1992, $24.0 million and $19.3 million were derived from sales to International Business Machines Corporation.
However, during 1994 sales to this customer decreased to $4.4 million. CTS is dependent upon these and other customers for a significant percentage of its sales and profits, and the loss of one or more of these customers or reduction of orders by one or more of these customers could have a materially adverse effect upon the Company.


                             BACKLOG OF ORDERS

Backlog of orders does not necessarily provide an accurate indica-tion of present or future business levels for CTS. For many electronic products, the period between receipt of orders and delivery is relatively short. For large orders from major customers that may constitute backlog over an extended period of time, production scheduling and delivery are subject to change or cancellation by the customers on relatively short notice. At the end of 1994, the Company's backlog of orders was $82.7 million, compared with $70.5 million at the end of 1993. This increase was primarily attributable to increased demand from automotive and microelectronics customers.

The backlog of orders at the end of 1994 will generally be filled during the 1995 fiscal year.


                           GOVERNMENT CONTRACTS

CTS believes that about 11% of its net sales are associated with purchases by the U.S. Government or non-U.S. governments, principally for defense and aerospace applications. Because most CTS products procured through government contractors and subcontractors are for military end uses, the level of defense and aerospace market sales by CTS is dependent upon government budgeting and funding of programs utilizing electronic systems.

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


                                COMPETITION

CTS competes with many domestic and non-U.S. manufacturers prin-cipally on the basis of product features, price, engineering, quality, reliability, delivery and service. Most product lines of CTS encounter significant competition. The number of significant competitors varies from product line to product line. No single competitor competes with CTS in every product line, but many com-petitors are larger and more diversified than CTS. Some com-

petitors are divisions or affiliates of customers. CTS is subject to competitive risks typical in the electronics industry such as shorter product life cycles and new products causing existing products to become obsolete.

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

CTS believes that it has some advantages over certain competitors because of its ability to apply a broad range of technologies and materials capabilities to develop products for the special require-ments of customers. CTS also believes that it has an advantage over some competitors in its capability to sell a broad range of products manufactured to relatively consistent standards of quality and delivery. CTS believes that the relative breadth of its product lines and relative consistency in quality and delivery across product lines is an advantage to CTS in selling products to customers.

CTS believes that it is one of the largest manufacturers of automotive throttle position sensors.


             FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                        OPERATIONS AND EXPORT SALES

Information about revenue from sales to unaffiliated customers, operating profit and identifiable assets, by geographic area, is contained in "Note I - Business Segment and Non-U.S. Operations," pages 21-23, of the CTS Corporation 1994 Annual Report, and is incorporated herein by reference.

In 1994, approximately 34% of net sales to unaffiliated customers, after eliminations, were attributable to non-U.S. operations. This represents an increase from 28% of net sales attributable to non-U.S. operations in 1993. About 32% of total CTS assets, after eliminations, are non-U.S. Except for cash and equivalents, a substantial portion of these assets cannot readily be liquidated. CTS believes that the business risks attendant to its present non-U.S. operations, though substantial, are normal risks for non-U.S. businesses, including expropriation, currency controls and changes in currency exchange rates and government regulations.


                    RESEARCH AND DEVELOPMENT ACTIVITIES

In 1994, 1993 and 1992, CTS spent $7.1, $5.7 and $6.1 million, respectively, for research and development. Most CTS research and development activities relate to new product and process develop-ments or the improvement of product materials. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers.

During 1994, except for the purchase of the light emitting diode based optic data link products assets, the Company did not enter into any new, significant product lines, but continued to introduce additional versions of existing products in response to present and future customer requirements.

                       ENVIRONMENTAL PROTECTION LAWS

In complying with federal, state and local environmental protection laws, CTS has modified certain manufacturing processes and expects to continue to make additional modifications. Such modifications that have been performed have not materially affected the capital expenditures, earnings or competitive position of CTS.

Certain processes in the manufacture of the Company's current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. The Company has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party (PRP) regarding hazardous waste remediation at several non-CTS sites. The factual circumstances of each site are different; the Company has determined that its role as a PRP with respect to these sites, even in the aggregate, will not have a material adverse effect on the Company's business or financial condition, based on the following:
1) the Company's status as a de minimis party; 2) the large number of other PRPs identified; 3) the identification and participation of many larger PRPs who are financially viable; 4) defenses concerning the nature and limited quantities of materials sent by the Company to certain of the sites; and 5) the Company's experience to-date in relation to the determination of its allocable share. In addition to these non-CTS sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against the Company with respect to other environmental matters. In the opinion of management, based upon presently available information, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position or results of operations of the Company.

There are claims against the Company with respect to environmental matters which the Company contests. In the opinion of management, based upon presently available information, either adequate provision for potential costs has been made, or the costs which ultimately might result will not materially affect the consolidated financial position or results of operations of the Company.


                                 EMPLOYEES

CTS employed an average of 4,056 persons during 1994. About 45% of these persons were employed outside the United States at the end of 1994. Approximately 370 employees in the United States were covered by collective bargaining agreements as of December 31, 1994. One of the two collective bargaining agreements covering these employees will expire in 1995. The other agreement will expire in 1999.




Item 2.   Properties

CTS operations or facilities are at the following locations. The owned properties are not subject to material liens or encumbrances.

Location

Elkhart, IN                        521,813   Owned     -
Berne, IN                          248,726   Owned     -
Singapore                          158,926   Owned*    -
Kaohsiung, Taiwan                  132,887   Owned*    -
Streetsville,
Ontario, Canada                    111,740   Owned     -
West Lafayette, IN                 105,983   Owned     -
Sandwich, IL                        94,173   Owned     -
Brownsville, TX                     84,679   Owned     -
Bentonville, AR                     72,000   Owned     -
Glasgow, Scotland                   75,000   Owned     -
New Hope, MN                        55,000   Leased    December
(Science Center Dr.)                                   1998
Bangkok, Thailand                   53,000   Owned     -
Matamoros, Mexico                   50,590   Owned*    -
Baldwin, WI                         39,050   Owned     -
Cokato, MN                          36,000   Owned     -
Burlington, WI                       5,000   Leased    March
                                                       1995

   TOTAL                         1,844,567

 * Buildings are located on land leased under renewable leases.

The Company is currently seeking to sell some, or all, of the Streetsville, Ontario, Canada, facility and related property, and the Brownsville, Texas, manufacturing building. A portion of the Brownsville facility is currently under a leasing arrangement which expires in 1999. The annual rental income is approximately $60,000. Also, a portion of the New Hope, Minnesota, facility is currently under a sublease arrangement, which expires in 1998. The annual rental income is approximately $88,400.

The Company constructed the Bangkok, Thailand, facility during 1991. This facility was idled during 1992 and was idle for all of 1993. During 1994, the Company entered a three-year lease on this property at an annual rental amount of approximately U.S. $345,000.

The Company regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor and location to the markets and major customers for the Company's products. CTS also reviews the operating costs of its facilities and may from time to time relocate facilities or certain manufacturing activities in order to achieve operating cost reductions and improved asset utilization and cash flow.






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

During the fourth quarter of 1994, no issue was submitted to a vote of CTS stockholders.


                                  PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

The principal market for CTS common stock is the New York Stock Exchange. Information relative to the high and low trading prices for CTS Common Stock for each quarter of the past two years and the frequency and amount of dividends declared during the previous two years can be located in "Stockholder Information," page 10, of the CTS Corporation 1994 Annual Report, incorporated herein by reference. On March 10, 1995, there were approximately 1,120 holders of record of CTS common stock.

The Company intends to continue a policy of considering dividends on a quarterly basis. The declaration of a dividend and the amount of any such dividend are subject to earnings, anticipated working capital, capital expenditure and other investment requirements, the financial condition of CTS and such other factors as the Board of Directors deems relevant.


Item 6.   Selected Financial Data

A summary of selected financial data for CTS, for each of the previous five fiscal years, is contained in the "Five-Year
Summary," page 11, of the CTS Corporation 1994 Annual Report, incorporated herein by reference.

Certain divestitures and closures of businesses and certain accounting changes affect the comparability of information con-tained in the "Five-Year Summary."

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Information about liquidity, capital resources and results of operations, for the three previous fiscal years, is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1992-1994)," pages 25-27, of the CTS Corporation 1994 Annual Report, incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

Consolidated financial statements, meeting the requirements of Regulation S-X, and the Report of Independent Accountants, are contained in pages 12-24 of the CTS Corporation 1994 Annual Report, incorporated herein by reference. Quarterly per share financial data is provided in "Stockholder Information," under the subheadings, "Quarterly Results of Operations" and "Per Share Data," on page 10 of the CTS Corporation 1994 Annual Report, and is incorporated herein by reference.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

There were no disagreements.


                                 PART III


Item 10.   Directors and Executive Officers of the Registrant

Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained in the 1995 Proxy Statement under the caption "Election of Directors," page 6, filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 1995 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," page 7, filed with the Securities and Exchange Commission, and is incorporated herein by reference.

The individuals listed were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 29, 1994, and are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on April 28, 1995, at which time the election of officers will be considered again by the Board of Directors.



Name                     Age       Position and Offices

Joseph P. Walker         56        Director, Chairman,
                                   President and Chief
                                   Executive Officer
Philip T. Christ         63        Group Vice President
Stanley J. Aris          54        Vice President Finance and
                                   Chief Financial Officer
Jeannine M. Davis        46        Vice President, Secretary
                                   and General Counsel
James L. Cummins         39        Vice President Human Resources
George T. Newhart        52        Corporate Controller
Gary N. Hoipkemier       40        Treasurer
James N. Hufford         55        Vice President Research,
                                   Development and Engineering
Donald R. Schroeder      46        Vice President Sales and
                                   Marketing

Joseph P. Walker has served as Chairman of the Board, President and Chief Executive Officer of CTS since 1988. Mr. Walker is a
Director of NBD Bank, N.A.

Philip T. Christ has served as Group Vice President since 1990.
Mr. Christ served as a Senior Vice President at Simplex Time
Recorder from 1976-1986.

Stanley J. Aris has served as Vice President, Finance and Chief
Financial Officer since May 18, 1992.  Prior to joining CTS, Mr.
Aris worked for two years as a business consultant. From 1989 to 1990 Mr. Aris served as Vice President, Finance of Hypres
Corporation.

Jeannine M. Davis has served as Vice President, General Counsel and Secretary since 1988. Between 1980 and 1988, she served as legal counsel, Assistant Secretary, Assistant General Counsel and
General Counsel of the Corporation.

James L. Cummins was elected Vice President Human Resources on February 25, 1994. Prior to this appointment, he served as Director, Human Resources, CTS Corporation from 1991-1994. From 1990-1991, Mr. Cummins served as Human Resources Director, CTS Corporation Electromechanical Group and in 1991 was appointed Assistant Human Resources Director, CTS Corporation.

George T. Newhart has served as Corporate Controller since 1989.
Prior to joining the Company in June 1989, he was Chief Financial and Administrative Officer of the Chelsea Electronic Distribution
Group from 1987-1989.

Gary N. Hoipkemier has served as Treasurer since 1989. He served as Chief Financial Officer of Riblet Products Corporation from
1988-1989.

James N. Hufford was elected Vice President Research, Development and Engineering on February 17, 1995. During the four years prior to this appointment, Mr. Hufford served as Manager and then Director of Corporate Research, Development and Engineering for the Corporation. From 1981 through 1991, Mr. Hufford held key engineering positions at the Corporation's Elkhart manufacturing facility.

Donald R. Schroeder was elected Vice President Sales and Marketing on February 17, 1995. During the six years prior to this appointment, Mr. Schroeder served as Business Development Manager for innovative and new technology for the CTS Microelectronics business unit in West Lafayette, Indiana. Prior to 1989, Mr. Schroeder held several other management and marketing positions with various operating units of the Corporation.


Item 11.   Executive Compensation

Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 1995 Proxy Statement in the captions "Executive Compensation," pages 8-9 and "Director Compensation," page 14, filed with the Securities and Exchange Commission, and is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 1995 Proxy Statement in the caption "Securities Beneficially Owned by Principal Stockholders and Management," pages 3-5 filed with the Securities and Exchange Commission, and is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

Dynamics Corporation of America (DCA) owned 2,222,100 (42.9%) of the Company's outstanding common stock as of December 31, 1994.
CTS purchased products from DCA totalling about $233,000 in 1994, $145,000 in 1993 and $93,000 in 1992, principally consisting of certain component parts used by CTS in the manufacture of frequency
control devices.   CTS had minimal sales to DCA in 1994, and no
sales in 1993 and 1992.


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

     (10)(a)   Employment agreement dated June 24, 1994, between
               CTS and Joseph P. Walker, filed as exhibit (10)(a) to the Company's Form 10-K for 1994, and incorporated herein by reference.

     (10)(b)   Prototype indemnification agreement, with
               Lawrence J. Ciancia, Patrick J. Dorme, Gerald H. Frieling, Jr., Andrew Lozyniak, Joseph P. Walker, Philip T. Christ, Stanley J. Aris, Jeannine M. Davis, James L. Cummins, George T. Newhart and Gary
               N. Hoipkemier, previously filed as exhibit (10)(b) to the Company's Form 10-K for 1991, and incorporated herein by reference.

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

     (13)      CTS Corporation 1994 Annual Report.

     (21)      Subsidiaries of CTS Corporation.

     (23) Consent of Price Waterhouse to incorporation by reference of this Annual Report on Form 10-K for the fiscal year 1994 to Registration Statement 2-84230 on Form S-8 and Registration Statement 33-27749 on Form S-8.



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

                        ANNUAL REPORT ON FOR 10-K

                  ITEM 14(a)  (1) AND (2)  AND ITEM 14(d)

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                       FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED DECEMBER 31, 1994


                     CTS CORPORATION AND SUBSIDIARIES

                             ELKHART, INDIANA


                     FORM 10-K - ITEM 14(a) (1) AND (2)

                     CTS CORPORATION AND SUBSIDIARIES

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of CTS Corporation and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1994, are incorpo-rated by reference in Item 8:

     Consolidated balance sheets - December 31, 1994, and
     December 31, 1993

     Consolidated statements of earnings - Years ended
     December 31, 1994, December 31, 1993, and December 31,
     1992

     Consolidated statements of stockholders' equity - Years ended December 31, 1994, December 31, 1993, and Decem-ber 31, 1992

     Consolidated statements of cash flows - Years ended
     December 31, 1994, December 31, 1993, and December 31,
     1992

     Notes to consolidated financial statements

The following consolidated financial statement schedules of CTS
Corporation and subsidiaries, are included in item 14(d):

                                                            Page

     Schedule II - Valuation and qualifying accounts        S-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are inapplicable, not required or the information is included in the consolidated financial state-ments or notes thereto.










                                    S-1

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

CTS Electronics Hong Kong Ltd.,1 a Republic of Hong Kong corpora-

tion

CTS Corporation U.K. Ltd., a United Kingdom corporation

CTS Printex, Inc., a California corporation

CTS Micro Peripherals, Inc., a California corporation

     Micro Peripherals Singapore (Private) Limited, a Republic of
          Singapore corporation









Corporations whose names are indented are subsidiaries of the preceding non-indented corporations. Except as indicated, each of the above subsidiaries is 100% owned by its parent company.
Operations of all subsidiaries and divisions are consolidated in the financial statements filed.

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

Date  March 17, 1995              By  /S/ Stanley J. Aris
                                     Stanley J. Aris
                                     Vice President Finance
                                     and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date     March 17, 1995            By  /S/ Lawrence J. Ciancia
                                     Lawrence J. Ciancia,
                                     Director

Date     March 17, 1995            By  /S/ Patrick J. Dorme
                                     Patrick J. Dorme,
                                     Director

Date     March 17, 1995            By  /S/ Gerald H. Frieling, Jr.
                                     Gerald H. Frieling, Jr.,
                                     Director

Date     March 17, 1995            By  /S/ Andrew Lozyniak
                                     Andrew Lozyniak,
                                     Director

Date     March 17, 1995            By  /S/ Joseph P. Walker
                                     Joseph P. Walker,
                                     Director

Date     March 17, 1995            By  /S/ George T. Newhart
                                     George T. Newhart,
                                     Corporate Controller
                                     and principal accounting
                                     officer

Date     March 17, 1995            By  /S/ Jeannine M. Davis
                                     Jeannine M. Davis,
                                     Vice President, Secretary
                                     and General Counsel










                                            CTS CORPORATION
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       (In thousands of dollars)

                                                  Additions
                               Balance at   Charged to   Charged to
                              Beginning of   Costs and      Other                     Balance at
     Classification              Period       Expenses     Accounts     Deductions   End of Period

Year ended December 31, 1994:

  Allowance for
   doubtful receivables        $   709       $   277   $     0        $   117           $   869


Year ended December 31, 1993:

  Allowance for
   doubtful receivables        $   303       $   521   $    85        $   200           $   709

Year ended December 31, 1992:

  Allowance for
   doubtful receivables        $   420       $   157   $     7(a)     $   281(b)        $   303








(a) Recoveries.
(b) Uncollectible accounts written off.









                                                 S-3
                                                               EXHIBIT 23

                   CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-84230 and No. 33-27749) of CTS Corporation of our report dated February 2, 1995, appearing within the 1994 CTS Corporation Annual Report to Stockholders which is incorporated in the Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-2 of this Form 10-K.





PRICE WATERHOUSE LLP



South Bend, Indiana
March 17, 1995













                    REPORT OF INDEPENDENT ACCOUNTANTS

                     ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of CTS Corporation


Our audits of the consolidated financial statements referred to in our report dated February 2, 1995, appearing within the CTS Corporation 1994 Annual Report to Stockholders, (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP



South Bend, Indiana
February 2, 1995