Form 10-K/A
CTS CORP
filed 1995-03-29
CIK 26058

Amendment #1
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

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securit-

ies Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The aggregate market value of the voting stock held by non-affi-

liates of CTS Corporation was approximately $80 million on March
10, 1995.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March 29, 1995              By  /S/ Stanley J. Aris
                                   Stanley J. Aris
                                     Vice President Finance
                                   and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date     March 29, 1995       By  /S/ Lawrence J. Ciancia
                                Lawrence J. Ciancia,
                                Director

Date     March 29, 1995       By  /S/ Patrick J. Dorme
                                Patrick J. Dorme,
                                Director

Date     March 29, 1995       By  /S/ Gerald H. Frieling, Jr.
                                Gerald H. Frieling, Jr.,
                                Director

Date     March 29, 1995       By  /S/ Andrew Lozyniak
                                Andrew Lozyniak,
                                Director

Date     March 29, 1995       By  /S/ Joseph P. Walker
                                Joseph P. Walker,
                                Director

Date     March 29, 1995       By  /S/ George T. Newhart
                                George T. Newhart,
                                Corporate Controller
                                and principal accounting
                                officer

Date     March 29, 1995       By  /S/ Jeannine M. Davis
                                Jeannine M. Davis,
                                Vice President, Secretary
                                and General Counsel







CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars except per share amounts)

                                                       Year Ended

                                  December 31     December 31     December 31
                                         1994            1993            1992

Net sales                            $268,707         $236,979       $227,391
Cost of goods sold                    211,848          189,635        186,290

     Gross earnings                    56,859           47,344         41,101
Selling, general and
 administrative expenses               36,175           36,323         37,855
(Gain) on sale of property
  and other related provisions--Note B                                   (852)

     Operating earnings                20,684           11,021          4,098

Other (expenses) income:
  Interest expense                       (714)            (980)        (1,267)
  Interest income                         657              580            656
  Other                                   860             (361)           334

     Total other income (expenses)        803             (761)          (277)

     Earnings before income taxes
      and cumulative effect
      of changes in accounting
      principles                       21,487           10,260          3,821
Income taxes--Note H                    7,520            3,690          1,920

Earnings before cumulative effect of changes
  in accounting principles             13,967            6,570          1,901
Cumulative effect of accounting change -
  postretirement benefits--Notes A and G                (5,096)
Cumulative effect of accounting change -
  income taxes--Notes A and H                              482

     Net earnings                    $ 13,967          $ 1,956        $ 1,901

     Net earnings per share:
       Before accounting changes        $2.70            $1.27           $.37
       Cumulative effect on prior years of
         accounting changes                               (.89)
       Net earnings per share           $2.70             $.38           $.37


The accompanying notes are an integral part of the consolidated financial statements.