Form 10-Q
period 1995-04-02
CTS CORP
filed 1995-05-12
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 2, 1995

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    April 2, 1995                           1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219) 293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1995:  5,203,754


                               Page 1 of 11
                     CTS CORPORATION AND SUBSIDIARIES

                                   INDEX

                                                                   Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months
     Ended April 2, 1995, and April 3, 1994                  3

     Condensed Consolidated Balance Sheets -
     As of April 2, 1995, and December 31, 1994              4

     Condensed Consolidated Statements of Cash
     Flows - For the Three Months Ended April 2,
     1995, and April 3, 1994                                 5

     Notes to Condensed Consolidated Financial
     Statements                                              6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   7-9


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                             10

     Item 6.  Exhibits and Reports on Form 8-K              10


SIGNATURES                                                  11

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
               (In thousands of dollars, except per share amounts)

                                                 Three Months Ended
                                                April 2,      April 3,
                                                  1995          1994

Net sales                                        $75,978       $64,357
Costs and expenses:
  Cost of goods sold                              58,705        48,760
  Selling, general and administrative expenses    10,073        10,567
  Research and development expenses                2,323         1,470

    Operating earnings                             4,877         3,560

Other expenses (income):
  Interest expense                                   487           227
  Other                                             (469)         (224)
Total other expenses                                  18             3
Earnings before income taxes                       4,859         3,557
Income taxes                                       1,603         1,067

    Net earnings                                 $ 3,256       $ 2,490

Net Earnings per share                           $   .63       $   .48

Cash dividends per share                         $   .15       $   .10

Average net shares outstanding                 5,186,963     5,159,998



See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                April 2,December 31,
                                                 1995          1994*
ASSETS                                       (Unaudited)

Current Assets
   Cash                                        $ 21,681      $24,922
   Accounts receivable, less allowances
     (1995--$976; 1994--$869)                    42,010       35,029
   Inventories--Note C                           41,908       41,456
   Other current assets                           4,030        3,032
   Deferred income taxes                          6,228        6,228
               Total current assets             115,857      110,667

Property, Plant and Equipment, less accumulated
  depreciation (1995--$132,866; 1994--$139,649)  50,625       50,777
Other Assets
   Goodwill, less accumulated amortization
     (1995--$7,180; 1994--$7,010)                 5,086        5,221
   Prepaid pension                               40,866       39,408
   Other                                            719          753

               Total other assets                46,671       45,382

                                               $213,153     $206,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                $  6,003     $  7,436
  Current maturities of long-term obligations       311          304
  Accounts payable                               16,887       12,768
  Accrued liabilities                            24,817       24,284
               Total current liabilities         48,018       44,792

Long-term Obligations                            15,616       15,595
Deferred Income Taxes                             9,222        9,222
Postretirement Benefits                           5,182        5,362
Stockholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares   33,536       33,870
  Retained earnings                             114,982      112,506
  Cumulative foreign translation adjustment         179         (354)
                                                148,697      146,022
  Less cost of common stock held in treasury:
    1995--608,377 shares; 1994--628,427 shares   13,582       14,167
               Total stockholders' equity       135,115      131,855

                                               $213,153     $206,826

 *The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                           (In thousands of dollars)

                                                 Three Months Ended
                                               April 2,       April 3,
                                                 1995           1994
Cash flows from operating activities:
  Net earnings                                 $ 3,256        $ 2,490
    Depreciation and amortization                3,151          2,929
    (Increase) decrease in:
      Accounts receivable                       (6,981)        (4,238)
      Inventories                                 (452)        (1,713)
      Other current assets                        (998)          (333)
      Prepaid pension expense                   (1,458)        (1,431)
      Other                                         (7)           158
    Increase in:
      Accounts payable & accrued liabilities     4,648          4,028
      Total adjustments                         (2,097)          (600)
    Net cash provided by operating activities    1,159          1,890

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                      215            101
  Capital expenditures                          (2,746)        (2,942)
    Net cash used in investing activities       (2,531)        (2,841)

Cash flows from financing activities:
  Payments of long-term obligations                 (1)        (2,138)
  Decrease in notes payable                     (1,433)        (1,461)
  Dividend payments                               (776)          (517)
    Net cash used in financing activities       (2,210)        (4,116)

Effect of exchange rate changes on cash            341            (32)
Net decrease in cash                            (3,241)        (5,099)
Cash at beginning of year                       24,922         23,534
Cash at end of period                          $21,681        $18,435

Supplemental disclosures of cash flow information
  Net cash paid during the period for:
    Interest                                   $   680        $   237
    Income Taxes                               $   805        $   892



See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               April 2, 1995


NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the three-month period ended April 2, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1994 Annual Report on Form 10-K.

NOTE B--RECLASSIFICATIONS

Certain reclassifications have been made for all years presented in the financial statements to conform to the classifications adopted in 1995.


NOTE C--INVENTORIES

The components of inventory consist of the following:

                                           (In thousands)
                                      April 2,   December 31,
                                        1995           1994

         Finished goods              $ 5,981        $ 5,725
         Work-in-process              17,088         16,531
         Raw material                 18,839         19,200

                                     $41,908        $41,456


NOTE D--LITIGATION and CONTINGENCIES

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


Material Changes in Financial Condition:  Comparison of April 2,
1995, to December 31, 1994

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:
                                       (Dollars in thousands)
                              April 2, December 31,     Increase
                                 1995         1994     (Decrease)

Cash                           $21,681      $24,922      $(3,241)
Accounts receivable, net        42,010       35,029        6,981
Inventories, net                41,908       41,456          452
Current assets                 115,857      110,667        5,190
Accounts payable                16,887       12,768        4,119
Current liabilities             48,018       44,792        3,226
Working capital                 67,839       65,875        1,964
Current ratio                      2.4          2.5          (.1)
Interest bearing debt           21,914       23,318       (1,404)
Net tangible worth             130,029      126,634        3,395
Ratio of interest bearing debt
  to net tangible worth            .17          .18         (.01)


From December 31, 1994, to April 2, 1995, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") decreased $3.2 million. The decrease in cash primarily reflects increased working capital and a reduction in interest bearing debt. The net increase in working capital of $2.0 million primarily reflects an increase in receivables of $7.0 million, offset by an increase in payables of $4.1 million. The increases in receivables and payables were principally a result of the increased sales volume in the first quarter of 1995, compared to the last quarter of 1994.

Capital expenditures were $2.7 million during the first quarter, compared with $2.9 million for the same period a year earlier.
These capital expenditures were primarily for new products and cost reduction programs.

The $1.4 million decrease in interest bearing debt resulted primarily from discretionary debt repayments.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of First
Quarter 1995 to First Quarter 1994

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending April 2, 1995, and April 3, 1994:

                                      (Dollars in thousands)
                              April 2,      April 3,      Increase
                                1995          1994       (Decrease)

Net sales                      $75,978       $64,357       $11,621
Gross earnings                  17,273        15,597         1,676
Gross earnings as a percent
  of sales                       22.73%        24.24%        (1.51)%
Selling, general and
  administrative expenses       10,073        10,567          (494)
Selling, general and
  administrative expenses as
  a percent of sales             13.26%        16.42%        (3.16)%
Research and development
  expenses                       2,323         1,470           853
Operating earnings               4,877         3,560         1,317
Operating earnings as a
  percent of sales                6.42%         5.53%          .89%
Interest expense                   487           227           260
Earnings before income taxes     4,859         3,557         1,302
Income taxes                     1,603         1,067           536
Income tax rate                  33.00%        30.00%         3.00%

Net sales increased by $11.6 million, or 18.1% from the first quarter of 1994. Sales increases occurred principally in the microelectronics and automotive related products. The microelectronics increase was a result of the 1994 acquisition of the Light Emitting Diode (LED) based Fiber Optic Data Link (ODL) products business of AT&T Microelectronics. In terms of the automotive sales increase, the major contributing factors were increased sales of existing and new products.

Primarily as a result of the higher sales, gross earnings dollars increased by 10.7%. Unfavorably impacting gross earnings was a lower of cost or market inventory reserve in the amount of $1.9 million, established for our military business relative to a fixed price contract on a major program where the Company's cost to meet its obligations and fulfill the contract will significantly exceed the revenues and recoveries from the program.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Selling, general and administrative expenses remained essentially flat compared to the first quarter of 1994, but were a significantly lower percent of net sales as the Company continues to emphasize cost control over all operating expenses.

Research and development expenses increased by $0.9 million over the first quarter of 1994, primarily due to the major new product development program, the non-contacting or Hall-effect, gallium arsenide magnetic based sensing technology, within our Automotive business unit.

The increase in interest expense is related to the Company reaching an agreement on a $15 million term loan to finance acquisitions at a fixed interest rate of approximately 8.4% in December 1994.

The tax rate for 1995 is three percentage points higher than the first quarter 1994 tax rate. The increased rate is primarily the result of larger losses in some non-U.S. jurisdictions with no tax benefit.

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




Dated:   May 11, 1995