Form 10-Q
period 1995-07-02
CTS CORP
filed 1995-08-11
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 2, 1995

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    July 2, 1995                            1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219) 293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1995:  5,204,254

                     CTS CORPORATION AND SUBSIDIARIES

                                   INDEX

                                                         Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months and Six
     Months ended July 2, 1995, and July 3, 1994             3

     Condensed Consolidated Balance Sheets -
     As of July 2, 1995, and December 31, 1994               4

     Condensed Consolidated Statements of Cash
     Flows - For the Six Months Ended July 2,
     1995, and July 3, 1994                                  5

     Notes to Condensed Consolidated Financial
     Statements                                              6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   7-10


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                             11

     Item 4.  Submission of Matters to a Vote of
              Security Holders                              11

     Item 6.  Exhibits and Reports on Form 8-K              11


SIGNATURES                                                  12

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
              (In thousands of dollars, except per share amounts)

                             Three Months Ended         Six Months Ended
                             July 2,      July 3,      July 2,    July 3,
                              1995         1994         1995        1994

Net sales                  $76,413      $70,618     $152,391     $134,975
Costs and expenses:
   Cost of goods sold       57,265       53,466      115,970      102,226
   Selling, general and
    administrative expenses 10,098       10,108       20,171       20,675
   Research and development
    expenses                 2,027        1,519        4,350        2,989
     Operating earnings      7,023        5,525       11,900        9,085

Other expenses (income):
   Interest expense            439          189          926          416
   Other                      (523)        (220)        (992)        (444)
Total other expenses
 (income)                      (84)         (31)         (66)         (28)
Earnings before income
 taxes                       7,107        5,556       11,966        9,113
Income taxes                 2,465        1,667        4,068        2,734

   Net earnings            $ 4,642      $ 3,889     $  7,898     $  6,379

Net earnings per share      $   .89      $   .75     $   1.52     $   1.23

Cash dividends per share    $   .15      $   .10     $    .30     $    .20

Average net shares
  outstanding            5,202,746    5,169,970    5,194,811    5,164,930


See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                              July 2,    December 31,
                                               1995           1994*
ASSETS                                     (Unaudited)

Current Assets
   Cash                                        $19,284       $ 24,922
   Accounts receivable, less allowances
     (1995--$1,048; 1994--$869)                 45,720         35,029
   Inventories--Note C                          42,445         41,456
   Other current assets                          3,802          3,032
   Deferred income taxes                         6,228          6,228
               Total current assets            117,479        110,667

Property, Plant and Equipment, less accumulated
  depreciation (1995--$135,456; 1994--$139,649) 49,705         50,777
Other Assets
   Goodwill, less accumulated amortization
     (1995--$7,349; 1994--$7,010)                4,923          5,221
   Prepaid pension                              42,140         39,408
   Other                                           692            753

               Total other assets               47,755         45,382

                                              $214,939       $206,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                               $  5,533       $  7,436
  Current maturities of long-term obligations      108            304
  Accounts payable                              16,056         12,768
  Accrued liabilities                           25,076         24,284
               Total current liabilities        46,773         44,792

Long-term Obligations                           15,606         15,595
Deferred Income Taxes                            9,222          9,222
Postretirement Benefits                          4,436          5,362
Stockholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares  33,526         33,870
  Retained earnings                            118,844        112,506
  Cumulative foreign translation adjustment        (63)          (354)
                                               152,307        146,022
  Less cost of common stock held in treasury:
    1995--603,077 shares; 1994--628,427 shares  13,405         14,167
               Total stockholders' equity      138,902        131,855

                                              $214,939       $206,826

 *The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                  Page 4 of 12


Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                           (In thousands of dollars)

                                                 Six Months Ended
                                               July 2,        July 3,
                                                1995           1994
Cash flows from operating activities:
  Net earnings                                 $ 7,898        $ 6,379
   Depreciation and amortization                 6,283          5,946
   (Increase) decrease in:
     Accounts receivable                       (10,691)        (7,973)
     Inventories                                  (989)        (3,586)
     Other current assets                         (770)          (740)
     Prepaid pension expense                    (2,732)        (2,862)
     Other                                        (816)            21
   Increase in:
     Accounts payable and accrued liabilities    4,075          9,460
     Total adjustments                          (5,640)           266
   Net cash provided by operating activities     2,258          6,645

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                      356            543
  Capital expenditures                          (4,989)        (5,815)
    Net cash used in investing activities       (4,633)        (5,272)

Cash flows from financing activities:
  Payments of long-term obligations               (197)        (3,215)
  Decrease in notes payable                     (1,903)        (9,761)
  Dividend payments                             (1,555)        (1,034)
    Net cash used in financing activities       (3,655)       (14,010)

Effect of exchange rate changes on cash            392            256
Net decrease in cash                            (5,638)       (12,381)
Cash at beginning of year                       24,922         23,534
Cash at end of period                          $19,284        $11,153

Supplemental disclosures of cash flow information
  Net cash paid during the period for:
    Interest                                   $   901        $   415
    Income Taxes                               $ 2,787        $ 1,307



 See notes to condensed consolidated financial statements.





                                  Page 5 of 12
Part I.  -- FINANCIAL INFORMATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               July 2, 1995


NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the six-month period ended July 2, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1994 Annual Report on Form 10-K.

NOTE B--RECLASSIFICATIONS

Certain reclassifications have been made for all years presented in the financial statements to conform to the classifications adopted in 1995.

NOTE C--INVENTORIES

The components of inventory consist of the following:

                                        (In thousands)
                                     July 2,   December 31,
                                      1995          1994

         Finished goods              $ 7,078        $ 5,725
         Work-in-process              16,505         16,531
         Raw material                 18,862         19,200

                                     $42,445        $41,456


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


Material Changes in Financial Condition:  Comparison of July 2,
1995, to December 31, 1994

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:
                                       (Dollars in thousands)
                               July 2, December 31,     Increase
                                 1995         1994     (Decrease)

Cash                           $19,284     $ 24,922       (5,638)
Accounts receivable, net        45,720       35,029       10,691
Inventories, net                42,445       41,456          989
Current assets                 117,479      110,667        6,812
Accounts payable                16,056       12,768        3,288
Current liabilities             46,773       44,792        1,981
Working capital                 70,706       65,875        4,831
Current ratio                      2.5          2.5          -
Interest bearing debt           21,231       23,318       (2,087)
Net tangible worth             133,979      126,634        7,345
Ratio of interest bearing debt
  to net tangible worth            .16          .18         (.02)

From December 31, 1994, to July 2, 1995, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") decreased $5.6 million. The decrease in cash primarily reflects increased working capital and a reduction in interest bearing debt. The change in working capital, excluding cash and current debt, was an increase of $8.4 million. The $8.4 million primarily reflects increases in accounts receivable of $10.7 million and inventory of $1.0 million, offset by an increase in accounts payable of $3.3 million. These increases are primarily a reflection of the increase in sales and production levels during the second quarter of 1995, compared to the last quarter of 1994.

Capital expenditures were $5.0 million during the first six months of 1995, compared with $5.8 million for the same period a year earlier. These capital expenditures were primarily for new products and manufacturing improvement programs.

The $2.1 million decrease in interest bearing debt resulted primarily from discretionary debt repayments.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Material Changes in Results of Operations:  Comparison of Second
Quarter 1995 to Second Quarter 1994

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending July 2, 1995, and July 3, 1994:

                                     (Dollars in thousands)
                               July 2,       July 3,     Increase
                                1995          1994      (Decrease)

Net sales                      $76,413      $70,618         $5,795
Gross earnings                  17,121       15,633          1,488
Gross earnings as a percent
  of sales                       22.41%       22.14%           .27%
Selling, general and
  administrative expenses       10,098       10,108            (10)
Selling, general and
  administrative expenses as
  a percent of sales             13.22%       14.31%         (1.09%)
Research and development
  expenses                       2,027        1,519            508
Operating earnings               7,023        5,525          1,498
Operating earnings as a
  percent of sales                9.19%        7.82%          1.37%
Interest expense                   439          189            250
Earnings before income taxes     7,107        5,556          1,551
Income taxes                     2,465        1,667            798
Income tax rate                   35.00%       30.00%           5.00%

Net sales increased by $5.8 million, or 8.2% compared to the second quarter of 1994, generally as a result of the continued demand for electronic components. In addition, 1995 sales include the Light Emitting Diode (LED) based Fiber Optic Data Link (ODL) products, which were acquired in late 1994.

Gross earnings improved primarily due to the sales and production volume increases, as well as continuing efforts to control manufacturing expenses.

Selling, general and administrative expenses remained relatively flat with a minor increase in selling expense, specifically commissions, as a result of the increased sales volume. As a percent of sales, these expenses declined slightly, reflecting the Company's continued emphasis of cost control over all operating expenses.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Research and development expenses increased by $0.5 million, primarily due to the continuation of new product development programs, particularly in the automotive and resistor networks product areas.

The increase in interest expense, similar to the first quarter, is related to the $15 million term loan to finance acquisitions at a fixed interest rate of approximately 8.4%, in December 1994.

The tax rate for the second quarter of 1995 is five percentage points higher than the second quarter 1994 tax rate and is consistent with the 1994 full-year annual effective rate of 35.0%. This primarily results from increased losses in Singapore with no corresponding tax benefits, combined with increased income in Canada and the United Kingdom with relatively high tax rates.

Material Changes in Results of Operations:  Comparison of First
Half of 1995 to First Half of 1994

The following table highlights changes in significant components of the consolidated statements of earnings for the six-month periods ending July 2, 1995, and July 3, 1994:

                                     (Dollars in thousands)
                               July 2,       July 3,      Increase
                                1995          1994       (Decrease)

Net sales                     $152,391      $134,975       $17,416
Gross earnings                  32,071        29,760         2,311
Gross earnings as a percent
  of sales                       21.05%        22.05%        (1.00)%
Selling, general and
  administrative expenses       20,171        20,675          (504)
Selling, general and
  administrative expenses as
  a percent of sales             13.24%        15.32%        (2.08)%
Research and development
  expenses                       4,350         2,989         1,361
Operating earnings              11,900         9,085         2,815
Operating earnings as a
  percent of sales                7.81%         6.73%         1.08%
Interest expense                   926           416           510
Earnings before income taxes    11,966         9,113         2,853
Income taxes                     4,068         2,734         1,334
Income tax rate                  34.00%        30.00%         4.00%

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


For the first half of 1995, net sales increased $17.4 million, or a 12.9% increase compared to the first half of 1994. Consistent with the second quarter of 1995, overall improvement was realized as a result of the continued demand for electronic components. In addition, sales increased as a result of the late 1994 acquisition of the Light Emitting Diode (LED) based Fiber Optic Data Link (ODL) products.

Gross earnings have improved over the first half of 1994, primarily as a result of the higher sales volume. Sales and production volume increases have favorably affected operating efficiencies. The first half earnings were unfavorably impacted by the $1.9 million lower of cost or market reserve established in the first quarter for our military products relative to a fixed price contract.

Selling, general and administrative expenses in dollars have decreased for the first half of the year, reflecting continuing efforts to control operating expenses.

Research and development expenses have increased by $1.4 million during the first half of 1995, primarily due to the new product development programs, particularly in automotive products.

Interest expense has increased by $0.5 million as a result of the $15 million term loan finalized in December 1994.

The tax rate has increased from the 1994 June year-to-date effective rate of 30.0% to 34.0%. This primarily results from increased losses in Singapore with no corresponding tax benefits, combined with increased income in Canada and the United Kingdom with relatively high tax rates.

















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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of CTS Corporation was held on
April 28, 1995.

Each of the five director-nominees identified below was re-elected to a one-year term as director of the Corporation with the following votes reported of the 4,173,854 eligible to vote at the meeting:

                                     Votes
                           Votes     Cast                 Broker
Director-Nominee          Cast For  Against  Abstentions Non-Votes

Lawrence J. Ciancia       4,002,917   5,864     15,000    60,107
Patrick J. Dorme          4,002,298   6,483     15,000    60,107
Gerald H. Frieling, Jr.   4,001,917   6,864     15,000    60,107
Andrew Lozyniak           4,001,143   7,638     15,000    60,107
Joseph P. Walker          4,001,717   7,064     15,000    60,107

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




Dated:   August 10, 1995
































                               Page 12 of 12