Form 10-Q
period 1995-10-01
CTS CORP
filed 1995-11-13
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 1, 1995

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

      October 1, 1995                       1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219) 293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1995:  5,207,329


                               Page 1 of 13
                     CTS CORPORATION AND SUBSIDIARIES

                                   INDEX

                                                       Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Nine Months
     Ended October 1, 1995, and October 2, 1994              3

     Condensed Consolidated Balance Sheets -
     As of October 1, 1995, and December 31, 1994            4

     Condensed Consolidated Statements of Cash
     Flows - For the Nine Months Ended October 1,
     1995, and October 2, 1994                               5

     Notes to Condensed Consolidated Financial
     Statements                                              6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    7-11


PART II -- OTHER INFORMATION


     Item 1.  Legal Proceedings                              12


     Item 6.  Exhibits and Reports on Form 8-K               12


SIGNATURES                                                   13













                               Page 2 of 13

Part I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
              (In thousands of dollars, except per share amounts)

                           Three Months Ended        Nine Months Ended
                           Oct. 1,      Oct. 2,      Oct. 1,      Oct. 2,
                             1995         1994         1995         1994

Net sales                  $73,890      $65,950     $226,281     $200,925
Costs and expenses:
   Cost of goods sold       55,545       50,850      171,515      153,076
   Selling, general and
    administrative expenses  9,973        9,299       30,144       29,974
   Research and development
    expenses                 1,956        1,433        6,306        4,422
     Operating earnings      6,416        4,368       18,316       13,453

Other expenses (income):
   Interest expense            430           90        1,356          506
   Other                      (688)        (447)      (1,680)        (891)
Total other expenses
 (income)                     (258)        (357)        (324)        (385)
Earnings before income
 taxes                       6,674        4,725       18,640       13,838
Income taxes                 2,456        1,694        6,524        4,428

    Net earnings           $ 4,218      $ 3,031     $ 12,116     $  9,410

Net earnings per share     $   .81      $   .59     $   2.33     $   1.82

Cash dividends per share   $   .15      $   .10     $    .45     $    .30

Average net shares
 outstanding             5,204,690    5,174,075    5,198,092    5,167,956


See notes to condensed consolidated financial statements.

















                                  Page 3 of 13
Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                            October 1,   December 31,
                                               1995           1994*
ASSETS                                     (Unaudited)

Current Assets
   Cash                                       $ 29,644       $ 24,922
   Accounts receivable, less allowances
     (1995--$1,064; 1994--$869)                 43,303         35,029
   Inventories, net--Note C                     40,119         41,456
   Other current assets                          3,939          3,032
   Deferred income taxes                         6,228          6,228
               Total current assets            123,233        110,667

Property, Plant and Equipment, less accumulated
  depreciation (1995--$136,825; 1994--$139,649) 49,421         50,777
Other Assets
   Goodwill, less accumulated amortization
     (1995--$7,518; 1994--$7,010)                4,766          5,221
   Prepaid pension                              43,478         39,408
   Other                                           718            753

               Total other assets               48,962         45,382

                                              $221,616       $206,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                               $  5,105       $  7,436
  Current maturities of long-term obligations      108            304
  Accounts payable                              15,940         12,768
  Accrued liabilities                           26,787         24,284
               Total current liabilities        47,940         44,792

Long-term Obligations                           15,602         15,595
Deferred Income Taxes                           11,704          9,222
Postretirement Benefits                          3,986          5,362
Stockholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares  33,560         33,870
  Retained earnings                            122,281        112,506
  Cumulative translation adjustment               (154)          (354)
                                               155,687        146,022
  Less cost of common stock held in treasury:
    1995--599,702 shares; 1994--628,427 shares  13,303         14,167
               Total stockholders' equity      142,384        131,855

                                              $221,616       $206,826

 *The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.
                                  Page 4 of 13

Part I.  -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                           (In thousands of dollars)

                                                Nine Months Ended
                                             October 1,     October 2,
                                                1995           1994

Cash flows from operating activities:
  Net earnings                                 $12,116        $ 9,410
   Depreciation and amortization                 9,346          8,845
    (Increase) decrease in:
      Accounts receivable                       (8,274)        (6,561)
      Inventories                                1,337         (4,229)
      Other current assets                        (907)        (1,391)
      Prepaid pension expense                   (4,070)        (4,297)
      Other                                      1,212           (126)
    Increase in:
      Accounts payable and accrued liabilities   5,670          8,193
      Total adjustments                          4,314            434
    Net cash provided by operating activities   16,430          9,844

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                      272            317
  Capital expenditures                          (7,576)        (7,682)
    Net cash used in investing activities       (7,304)        (7,365)

Cash flows from financing activities:
  Payments of long-term obligations               (197)        (4,296)
  Decrease in notes payable                     (2,331)        (6,853)
  Dividend payments                             (2,336)        (1,552)
    Net cash used in financing activities       (4,864)       (12,701)

Effect of exchange rate changes on cash            460            703
Net increase (decrease) in cash                  4,722         (9,519)
Cash at beginning of year                       24,922         23,534
Cash at end of period                          $29,644        $14,015

Supplemental disclosures of cash flow information
  Net cash paid during the period for:
    Interest                                   $  1,678       $   627
    Income Taxes                               $  4,202       $ 2,447



See notes to condensed consolidated financial statements.











                                  Page 5 of 13
Part I.  -- FINANCIAL INFORMATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                              October 1, 1995


NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the nine-month period ended October 1, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1994 Annual Report on Form 10-K.


NOTE B--RECLASSIFICATIONS

Certain reclassifications have been made for all years presented in the financial statements to conform to the classifications adopted in 1995.


NOTE C--INVENTORIES

The components of inventory consist of the following:

                                       (In thousands)
                                  October 1,   December 31,
                                      1995          1994

         Finished goods              $ 6,785        $ 5,725
         Work-in-process              15,593         16,531
         Raw material                 17,741         19,200

                                     $40,119        $41,456


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

                               Page 6 of 13

Part I. -- FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Material Changes in Financial Condition: Comparison of October 1, 1995, to December 31, 1994

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:

                                       (Dollars in thousands)
                               October 1, December 31,     Increase
                                   1995         1994      (Decrease)

Cash                             $29,644      $24,922      $ 4,722
Accounts receivable, net          43,303       35,029        8,274
Inventories, net                  40,119       41,456       (1,337)
Current assets                   123,233      110,667       12,566
Notes payable                      5,105        7,436       (2,331)
Accounts payable                  15,940       12,768        3,172
Accrued liabilities               26,787       24,284        2,503
Current liabilities               47,940       44,792        3,148
Working capital                   75,293       65,875        9,418
Current ratio                        2.6         2.5           .1
Interest bearing debt             20,799       23,318       (2,519)
Net tangible worth               137,618      126,634       10,984
Ratio of interest bearing debt
  to net tangible worth              .15         .18         (0.03)

From December 31, 1994, to October 1, 1995, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") increased $4.7 million. In addition to the significant earnings and non-cash adjustments, the increase in cash primarily reflects increases in accounts payable and accrued liabilities, and a decrease in inventory. The working capital improvement of $4.7 million, excluding cash, reflects an increase in accounts receivable of $8.3 million and a decrease in notes payable of $2.3 million, offset by increases in accounts payable of $3.2 million and accrued liabilities of $2.5 million. These increases are primarily a reflection of the increase in sales and production levels during the third quarter of 1995, compared to the last quarter of 1994.

Capital expenditures were $7.6 million for the first nine months of 1995, compared with $7.7 million for the same period a year
earlier.   Capital expenditures continued to relate to new product,
product variation and manufacturing improvement programs.

The $2.5 million decrease in interest bearing debt resulted primarily from discretionary debt repayments.

                               Page 7 of 13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of Third
Quarter 1995 to Third Quarter 1994

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending October 1, 1995, and October 2, 1994:

                                      (Dollars in thousands)
                             October 1,    October 2,     (Decrease)
                                  1995          1994        Increase

Net sales                      $73,890       $65,950        $7,940
Gross earnings                  18,345        15,100         3,245
Gross earnings as a percent
  of sales                       24.83%       22.90%          1.93%
Selling, general and
  administrative expenses        9,973        9,299            674
Selling, general and
  administrative expenses as
  a percent of sales             13.50%       14.10%         (0.60)
Research and development
  expenses                       1,956        1,433            523
Operating earnings               6,416        4,368          2,048
Operating earnings as a percent
  of sales                        8.68%        6.62%          2.06%
Interest expense                   430           90            340
Earnings before income taxes     6,674        4,725          1,949
Income taxes                     2,456        1,694            762
Income tax rate                  36.80%       35.85%          0.95%

Net sales increased by $7.9 million, or 12.0% from the third quarter of 1994. Sales increases occurred principally in the automotive, resistor network and microelectronics related products. The major contributing factors to the automotive sales increase were improved sales of existing products and additional market penetration. The resistor network increase reflects market share gain resulting from improved customer responses and increased sales of new products. The microelectronics increase primarily results from sales of the Light Emitting Diode (LED) based Fiber Optic Data Link (ODL) products, which were acquired in late 1994.

Gross earnings improved primarily due to the sales and production volume increases, as well as continuing efforts to control manufacturing expenses.





                               Page 8 of 13
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Selling, general and administrative expenses in dollars increased slightly as a result of the increased sales levels. As a percent of sales, these expenses remained basically flat reflecting the Company's continued cost control emphasis.

Research and development expenses increased by $0.5 million, primarily due to the continuation of new product development programs, particularly in the automotive and resistor network product areas.

The increase in interest expense, similar to the first two quarters of 1995, relates to a $15 million term loan established in December 1994.

The increase in the effective tax rate is a result of the Company's ability to recognize and utilize, in 1994, net operating losses and tax credits in certain jurisdictions for which valuation allowances had previously been provided. The majority of these net operating losses and tax credits were utilized in 1994 such that the impact on the 1995 effective tax rate is not as significant. Also contributing to the increased effective tax rate, are higher Singapore losses for which there is no corresponding tax benefit and higher taxable income in relatively high rate jurisdictions, such as Canada and the United Kingdom.

























                               Page 9 of 13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of First
Nine Months of 1995 to First Nine Months of 1994

The following table highlights changes in significant components of the consolidated statements of earnings for the nine-month periods ending October 1, 1995, and October 2, 1994:

                                      (Dollars in thousands)
                             October 1,    October 2,    (Decrease)
                                1995          1994        Increase

Net sales                     $226,281      $200,925       $25,356
Gross earnings                  54,766        47,849         6,917
Gross earnings as a percent
  of sales                       24.20%        23.81%         0.39%
Selling, general and
  administrative expenses       30,144        29,974           170
Selling, general and
  administrative expenses as
  a percent of sales             13.32%        14.92%        (1.60)%
Research and development
  expenses                       6,306         4,422         1,884
Operating earnings              18,316        13,453         4,863
Operating earnings as a percent
  of sales                        8.09%         6.70%         1.39%
Interest expense                 1,356           506           850
Earnings before income taxes    18,640        13,838         4,802
Income taxes                     6,524         4,428         2,096
Income tax rate                  35.00%        32.00%         3.00%


For the first nine months of 1995, net sales increased $25.4 million, or 12.6% compared to the first nine months of 1994. Consistent with the third quarter of 1995, the significant 1995 year-to-date sales increases occurred in the microelectronics, automotive and resistor network related products.

Gross earnings have improved throughout 1995, primarily due to the sales and production volume increases which have favorably affected operating efficiencies, as well as continuing efforts to control manufacturing expenses.








                               Page 10 of 13
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Selling, general and administrative expenses in dollars remained relatively flat compared to the first nine months of 1994. However, these expenses in total have decreased as a percent of sales, which reflects continuing efforts to control operating expenses.

Research and development expenses have increased by $1.9 million, primarily due to the new product development programs, particularly in automotive products.

Interest expense has increased by $0.9 million as a result of the $15 million term loan finalized in December 1994.

The increase in the effective tax rate is a result of the Company's ability to recognize and utilize, in 1994, net operating losses and tax credits in certain jurisdictions for which valuation allowances had previously been provided. The majority of these net operating losses and tax credits were utilized in 1994 such that the impact on the 1995 effective tax rate is not as significant. Also contributing to the increased effective tax rate, are higher Singapore losses for which there is no corresponding tax benefit and higher taxable income in relatively high rate jurisdictions, such as Canada and the United Kingdom.

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




Dated:     November 13, 1995