Form 10-Q
period 1996-03-31
CTS CORP
filed 1996-05-13
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    March 31, 1996                          1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219) 293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1996:  5,220,954

                     CTS CORPORATION AND SUBSIDIARIES

                                   INDEX

                                                        Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months
     Ended March 31, 1996, and April 2, 1995                 3

     Condensed Consolidated Balance Sheets -
     As of March 31, 1996, and December 31, 1995             4

     Condensed Consolidated Statements of Cash
     Flows - For the Three Months Ended March 31,
     1996, and April 2, 1995                                 5

     Notes to Condensed Consolidated Financial
     Statements                                              6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   7-8


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                              9

     Item 6.  Exhibits and Reports on Form 8-K               9


SIGNATURES                                                  10

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
               (In thousands of dollars, except per share amounts)

                                                  Three Months Ended
                                                March 31,     April 2,
                                                  1996          1995

Net sales                                        $80,186       $75,978
Costs and expenses:
  Cost of goods sold                              60,387        58,705
  Selling, general and administrative expenses    10,952        10,073
  Research and development expenses                2,260         2,323

    Operating earnings                             6,587         4,877

Other expenses (income):
  Interest expense                                   436           487
  Other                                             (855)         (469)
Total other expenses                                (419)           18
Earnings before income taxes                       7,006         4,859
Income taxes                                       2,592         1,603

    Net earnings                                 $ 4,414       $ 3,256

Net earnings per share                           $   .83       $   .63

Cash dividends per share                         $   .15       $   .15

Average common and common equivalent
  shares outstanding                           5,294,933     5,186,963



See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                               March 31,   December 31,
                                                 1996          1995*
ASSETS                                       (Unaudited)

Current Assets
   Cash                                        $ 42,303     $ 37,271
   Accounts receivable, less allowances
     (1996--$707; 1995--$774)                    43,890       41,737
   Inventories--Note C                           38,101       38,885
   Other current assets                           3,658        2,544
   Deferred income taxes                          5,676        5,676
               Total current assets             133,628      126,113

Property, Plant and Equipment, less accumulated
  depreciation (1996--$131,161; 1995--$131,445)  51,602       50,696
Other Assets
   Goodwill, less accumulated amortization
     (1996--$7,855; 1995-$7,687)                  4,443        4,603
   Prepaid pension                               46,048       44,739
   Other                                            954          976

               Total other assets                51,445       50,318

                                               $236,675     $227,127

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable                                $  8,055     $  6,685
  Current maturities of long-term obligations     2,203        2,211
  Accounts payable                               21,006       15,605
  Accrued liabilities                            25,684       26,461
               Total current liabilities         56,948       50,962

Long-term Obligations                            13,712       13,714
Deferred Income Taxes                            11,909       11,909
Postretirement Benefits                           4,318        4,289
Shareholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares   33,409       33,355
  Retained earnings                             130,177      126,546
  Cumulative foreign translation adjustment        (854)        (645)
                                                162,732      159,256
  Less cost of common stock held in treasury:
    1996--587,777 shares; 1995--589,702 shares   12,944       13,003
               Total shareholders' equity       149,788      146,253

                                               $236,675     $227,127

 *The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                           (In thousands of dollars)

                                                 Three Months Ended
                                              March 31,      April 2,
                                                 1996           1995
Cash flows from operating activities:
  Net earnings                                 $ 4,414        $ 3,256
    Depreciation and amortization                3,250          3,151
    (Increase) decrease in:
      Accounts receivable                       (2,153)        (6,981)
      Inventories                                  784           (452)
      Other current assets                      (1,114)          (998)
      Prepaid pension expense                   (1,309)        (1,458)
      Other                                          8             (7)
    Increase in:
      Accounts payable & accrued liabilities     4,624          4,648
      Total adjustments                          4,090         (2,097)
    Net cash provided by operating activities    8,504          1,159

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                      128            215
  Capital expenditures                          (4,247)        (2,746)
    Net cash used in investing activities       (4,119)        (2,531)

Cash flows from financing activities:
  Payments of long-term obligations                 (1)            (1)
  Increase (decrease) in notes payable           1,365         (1,433)
  Dividend payments                               (783)          (776)
    Net cash provided by (used in)financing
      activities                                   581         (2,210)

Effect of exchange rate changes on cash             66            341
Net increase (decrease) in cash                  5,032         (3,241)
Cash at beginning of year                       37,271         24,922
Cash at end of period                          $42,303        $21,681

Supplemental disclosures of cash flow information
  Net cash paid during the period for:
    Interest                                   $   429        $   680
    Income Taxes                               $ 1,179        $   805



See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                              March 31, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

NOTE B--RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to the classifications adopted in 1996.


NOTE C--INVENTORIES

The components of inventory consist of the following:

                                           (In thousands)
                                      March 31,  December 31,
                                        1996           1995

         Finished goods              $ 7,281        $ 7,445
         Work-in-process              15,691         14,789
         Raw material                 15,129         16,651

                                     $38,101        $38,885


NOTE D--LITIGATION and CONTINGENCIES

Contested claims involving various matters, including environmental claims brought by government agencies, are being litigated by CTS, both in legal and administrative forums. In the opinion of management, based upon currently available information, adequate provision for potential costs has been made, or the costs which could ultimately result from such litigation or administrative proceedings will not materially affect the consolidated financial position of the Company or the results of operations.

Part I. -- FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Material Changes in Financial Condition:  Comparison of March 31,
1996, to December 31, 1995

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:
                                       (Dollars in thousands)
                              March 31, December 31,     Increase
                                  1996         1995     (Decrease)

Cash                          $ 42,303     $ 37,271       $5,032
Accounts receivable, net        43,890       41,737        2,153
Inventories, net                38,101       38,885         (784)
Current assets                 133,628      126,113        7,515
Accounts payable                21,006       15,605        5,401
Current liabilities             56,948       50,962        5,986
Working capital                 76,680       75,151        1,529
Current ratio                      2.3          2.5         (0.2)
Interest bearing debt           23,628       22,267        1,361
Net tangible worth             145,345      141,650        3,695
Ratio of interest bearing debt
  to net tangible worth              .16          .16           --


From December 31, 1995, to March 31, 1996, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") increased $5.0 million. The increase in cash primarily reflects increases in net cash provided from operations. The current ratio decreased due to increased current liabilities, primarily accounts payable.

Capital expenditures were $4.2 million during the first quarter, compared with $2.7 million for the same period a year earlier.
These capital expenditures were primarily for increased manufacturing capacity, new products and manufacturing improvement programs.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of First
Quarter 1996 to First Quarter 1995

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending March 31, 1996, and April 2, 1995:

                                      (Dollars in thousands)
                             March 31,      April 2,      Increase
                                1996          1995       (Decrease)

Net sales                      $80,186       $75,978        $4,208
Gross earnings                  19,799        17,273         2,526
Gross earnings as a percent
  of sales                       24.69%        22.73%         1.96%
Selling, general and
  administrative expenses       10,952        10,073           879
Selling, general and
  administrative expenses as
  a percent of sales             13.66%        13.26%         0.40%
Research and development
  expenses                       2,260         2,323           (63)
Operating earnings               6,587         4,877         1,710
Operating earnings as a
  percent of sales                8.21%         6.42%         1.79%
Interest expense                   436           487           (51)
Earnings before income taxes     7,006         4,859         2,147
Income taxes                     2,592         1,603           989
Income tax rate                  37.00%        33.00%         4.00%

Net sales increased by $4.2 million, or 5.5% from the first quarter of 1995. Sales increases occurred principally from increased shipments of backpanel and automotive products.

Gross earnings improved primarily due to the sales and production volume increases, as well as continuing efforts to control manufacturing expenses.

Selling, general and administrative expenses in dollars increased slightly as a result of the increased sales levels. As a percent of sales, these expenses remained basically flat, reflecting the Company's continued cost control emphasis.

The estimated effective tax rate for 1996 of 37% is consistent with the actual 1995 tax rate of 38%. The rate has increased over prior quarterly reporting periods due to a smaller benefit from the utilization of net operating loss carryforwards and scheduled tax credits.

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




Dated:   May 13, 1996