Form 10-Q
period 1996-06-30
CTS CORP
filed 1996-08-07
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                                    OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    June 30, 1996                            1-4639

                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219) 293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1996:  5,225,004

                     CTS CORPORATION AND SUBSIDIARIES

                                   INDEX

                                                                   Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months and Six
     Months ended June 30, 1996, and July 2, 1995            3

     Condensed Consolidated Balance Sheets -
     As of June 30, 1996, and December 31, 1995              4

     Condensed Consolidated Statements of Cash
     Flows - For the Six Months Ended June 30,
     1996, and July 2, 1995                                  5

     Notes to Condensed Consolidated Financial
     Statements                                              6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   7-10


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                             11

     Item 4.  Submission of Matters to a Vote of
              Security Holders                              11

     Item 6.  Exhibits and Reports on Form 8-K              11


SIGNATURES                                                  12

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
              (In thousands of dollars, except per share amounts)
                             Three Months Ended         Six Months Ended
                            June 30,     July 2,      June 30,    July 2,
                              1996         1995         1996        1995

Net sales                  $83,820      $76,413     $164,006     $152,391
Costs and expenses:
   Cost of goods sold       61,946       57,265      122,333      115,970
   Selling, general and
    administrative expenses 11,028       10,098       21,980       20,171
   Research and development
    expenses                 2,628        2,027        4,888        4,350
     Operating earnings      8,218        7,023       14,805       11,900

Other expenses (income):
   Interest expense            351          439          787          926
   Other, net                 (610)        (523)      (1,465)        (992)
Total other (income)          (259)         (84)        (678)         (66)
Earnings before income
 taxes                       8,477        7,107       15,483       11,966
Income taxes                 3,137        2,465        5,729        4,068

     Net earnings          $ 5,340      $ 4,642     $  9,754     $  7,898

Net earnings per share      $ 1.03      $   .89     $   1.86     $   1.52

Cash dividends declared
 per share                  $  .18      $   .15     $    .33     $    .30

Average common and common
  equivalent shares
  outstanding            5,257,468    5,202,746    5,254,122    5,194,811


See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                             June 30,    December 31,
                                               1996           1995*
ASSETS                                     (Unaudited)

Current Assets
   Cash                                        $32,747       $ 37,271
   Accounts receivable, less allowances
     (1996--$800; 1995--$774)                   49,471         41,737
   Inventories--Note B                          37,633         38,885
   Other current assets                          3,719          2,544
   Deferred income taxes                         5,676          5,676
               Total current assets            129,246        126,113

Property, Plant and Equipment, less accumulated
  depreciation (1996--$133,640; 1995--$131,445) 53,638         50,696
Other Assets
   Goodwill, less accumulated amortization
     (1996--$8,024; 1995--$7,687)                4,298          4,603
   Prepaid pension                              47,382         44,739
   Other                                           846            976

               Total other assets               52,526         50,318

                                              $235,410       $227,127

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable                               $     28       $  6,685
  Current maturities of long-term obligations    2,204          2,211
  Accounts payable                              19,417         15,605
  Accrued liabilities                           29,446         26,461
               Total current liabilities        51,095         50,962

Long-term Obligations                           13,525         13,714
Deferred Income Taxes                           11,909         11,909
Postretirement Benefits                          4,304          4,289
Shareholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares  33,390         33,355
  Retained earnings                            134,577        126,546
  Cumulative foreign translation adjustment       (598)          (645)
                                               167,369        159,256
  Less cost of common stock held in treasury:
    1996--582,877 shares; 1995--589,702 shares  12,792         13,003
               Total shareholders' equity      154,577        146,253

                                              $235,410       $227,127

 *The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                           (In thousands of dollars)
                                                   Six Months Ended
                                              June 30,        July 2,
                                                1996           1995
Cash flows from operating activities:
  Net earnings                                 $ 9,754        $ 7,898
   Depreciation and amortization                 6,492          6,283
   (Increase) decrease in:
     Accounts receivable                        (7,734)       (10,691)
     Inventories                                 1,252           (989)
     Other current assets                       (1,175)          (770)
     Prepaid pension expense                    (2,643)        (2,732)
     Other                                         225           (816)
   Increase in:
     Accounts payable and accrued liabilities    6,639          4,075
     Total adjustments                           3,056         (5,640)
   Net cash provided by operating activities    12,810          2,258

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                      213            356
  Capital expenditures                          (9,298)        (4,989)
    Net cash used in investing activities       (9,085)        (4,633)

Cash flows from financing activities:
  Payments of long-term obligations               (197)          (197)
  Decrease in notes payable                     (6,657)        (1,903)
  Dividend payments                             (1,565)        (1,555)
    Net cash used in financing activities       (8,419)        (3,655)

Effect of exchange rate changes on cash            170            392
Net decrease in cash                            (4,524)        (5,638)
Cash at beginning of year                       37,271         24,922
Cash at end of period                          $32,747        $19,284

Supplemental disclosures of cash flow information
  Net cash paid during the period for:
    Interest                                   $   799        $   901
    Income Taxes                               $ 2,664        $ 2,787



 See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                       (In thousands)
                                    June 30,   December 31,
                                      1996          1995

         Finished goods              $ 7,609        $ 7,445
         Work-in-process              14,845         14,789
         Raw material                 15,179         16,651

                                     $37,633        $38,885


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


Material Changes in Financial Condition:  Comparison of June 30,
1996, to December 31, 1995

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:
                                       (Dollars in thousands)
                              June 30, December 31,     Increase
                                 1996         1995     (Decrease)

Cash                           $32,747     $ 37,271       (4,524)
Accounts receivable, net        49,471       41,737        7,734
Inventories, net                37,633       38,885       (1,252)
Current assets                 129,246      126,113        3,133
Accounts payable                19,417       15,605        3,812
Accrued liabilities             29,446       26,461        2,985
Current liabilities             51,095       50,962          133
Working capital                 78,151       75,151        3,000
Current ratio                      2.5          2.5          -
Interest bearing debt           15,418       22,267       (6,849)
Net tangible worth             150,279      141,650        8,629
Ratio of interest bearing debt
  to net tangible worth            .10          .16         (.06)

From December 31, 1995, to June 30, 1996, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") decreased $4.5 million. The decrease in cash reflects a reduction in interest bearing debt and increased working capital, primarily due to increases in accounts receivable. The working capital increase is primarily a reflection of the increase in sales and production levels during the second quarter of 1996, compared to the last quarter of 1995.

Capital expenditures were $9.3 million during the first six months of 1996, compared with $5.0 million for the same period a year earlier. These capital expenditures were primarily for increased manufacturing capacity, new products and manufacturing improvement programs.

The $6.8 million decrease in interest bearing debt represented short-term debt payments funded primarily from positive cash flows from operations.






                               Page 7 of 12
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Material Changes in Results of Operations:  Comparison of Second
Quarter 1996 to Second Quarter 1995

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending June 30, 1996, and July 2, 1995:

                                      (Dollars in thousands)
                              June 30,       July 2,     Increase
                                1996          1995      (Decrease)

Net sales                      $83,820      $76,413         $7,407
Gross earnings                  21,874       19,148          2,726
Gross earnings as a percent
  of sales                       26.10%      25.06%          1.04%
Selling, general and
  administrative expenses       11,028       10,098            930
Selling, general and
  administrative expenses as
  a percent of sales             13.16%       13.22%          (.06%)
Research and development
  expenses                       2,628        2,027            601
Operating earnings               8,218        7,023          1,195
Operating earnings as a
  percent of sales                9.80%        9.19%           .61%
Interest expense                   351          439            (88)
Earnings before income taxes     8,477        7,107          1,370
Income taxes                     3,137        2,465            672
Net earnings                     5,340        4,642            698
Income tax rate                  37.00%       35.00%          2.00%

Net sales increased by $7.4 million, or 9.7% compared to the second quarter of 1995. The improvement in sales reflects continued demand for electronic components, particularly for automotive and commercial interconnect products in both domestic and European markets.

Gross earnings improved primarily due to the sales and production volume increases, as well as continuing efforts to control manufacturing expenses.

Selling, general and administrative expenses in dollars increased slightly. The Company continues to emphasize cost control over all operating expenses.






                               Page 8 of 12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Research and development expenses increased by $0.6 million, or 29.6%, primarily due to the continuation of new product development programs, particularly in the automotive product areas.

The decrease in interest expense resulted primarily from reduced short-term debt.

The estimated effective tax rate for 1996 of 37% approximated the actual 1995 tax rate of 38%.

Material Changes in Results of Operations:  Comparison of First
Half of 1996 to First Half of 1995

The following table highlights changes in significant components of the consolidated statements of earnings for the six-month periods ending June 30, 1996, and July 2, 1995:

                                     (Dollars in thousands)
                              June 30,       July 2,      Increase
                                1996          1995       (Decrease)

Net sales                     $164,006      $152,391       $11,615
Gross earnings                  41,673        36,421         5,252
Gross earnings as a percent
  of sales                       25.41%        23.90%         1.51%
Selling, general and
  administrative expenses       21,980        20,171         1,809
Selling, general and
  administrative expenses as
  a percent of sales             13.40%        13.24%          .16%
Research and development
  expenses                       4,888         4,350           538
Operating earnings              14,805        11,900         2,905
Operating earnings as a
  percent of sales                9.03%         7.81%         1.22%
Interest expense                   787           926          (139)
Earnings before income taxes    15,483        11,966         3,517
Income taxes                     5,729         4,068         1,661
Net earnings                     9,754         7,898         1,856
Income tax rate                  37.00%        34.00%         3.00%








                               Page 9 of 12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


For the first half of 1996, net sales increased $11.6 million, or a 7.6% increase compared to the first half of 1995. Consistent with the second quarter of 1996, improvement was realized as a result of the continuing demand for automotive and commercial interconnect products.

Gross earnings have improved over the first half of 1995, primarily as a result of the higher sales volume. Sales and production volume increases have favorably affected operating efficiencies.

Selling, general and administrative expenses have remained relatively flat as a percent of sales, which reflects continuing efforts to control operating expenses.

Research and development expenses have increased by $0.5 million, or 12.4%, during the first half of 1996, primarily due to the new product development programs, particularly in automotive products.

The estimated effective tax rate for 1996 of 37% approximates the actual 1995 tax rate of 38%.




























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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CTS Corporation was held on
April 26, 1996.

Each of the five director-nominees identified below was re-elected to a one-year term as director of the Corporation and the CTS Corporation 1996 Stock Option Plan was approved with the following votes reported of the 3,617,463 eligible to vote and represented at the meeting:

                                     Votes
                           Votes     Cast                 Broker
Director-Nominee          Cast For  Against  Abstentions Non-Votes

Lawrence J. Ciancia       3,579,584   1,612    15,305      69,255
Patrick J. Dorme          3,577,300   3,896    15,305      69,255
Gerald H. Frieling, Jr.   3,579,584   1,612    15,305      69,255
Andrew Lozyniak           3,577,270   3,926    15,305      69,255
Joseph P. Walker          3,576,564   4,632    15,305      69,255

Stock Option Plan         3,542,740  11,011     4,051     107,954

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




Dated:     August 6, 1996
































                               Page 12 of 12