Form 10-Q
period 1996-09-29
CTS CORP
filed 1996-11-12
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 29, 1996

                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

      September 29, 1996                    1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219) 293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996: 5,227,756


                           Page 1 of 12
                 CTS CORPORATION AND SUBSIDIARIES

                              INDEX

                                                         Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months and Nine Months
     Ended September 29, 1996, and October 1, 1995           3

     Condensed Consolidated Balance Sheets -
     As of September 29, 1996, and December 31, 1995         4

     Condensed Consolidated Statements of Cash
     Flows - For the Nine Months Ended September 29,
     1996, and October 1, 1995                               5

     Notes to Condensed Consolidated Financial
     Statements                                              6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    7-10


PART II -- OTHER INFORMATION


     Item 1.  Legal Proceedings                              11


     Item 6.  Exhibits and Reports on Form 8-K               11


SIGNATURES                                                   12













                           Page 2 of 12

Part I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CTS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
            (In thousands of dollars, except per share amounts)

                                 Three Months Ended         Nine Months Ended
                              Sept. 29,      Oct. 1,    Sept. 29,      Oct. 1,
                                  1996         1995         1996         1995

Net sales                       $76,457      $73,890     $240,463     $226,281
Costs and expenses:
   Cost of goods sold            55,731       55,545      178,064      171,515
   Selling, general and
    administrative expenses       9,987        9,973       31,967       30,144
   Research and development
    expenses                      2,892        1,956        7,780        6,306
     Operating earnings           7,847        6,416       22,652       18,316

Other expenses (income):
   Interest expense                 337          430        1,124        1,356
   Other, net                      (521)        (688)      (1,986)      (1,680)
Total other (income)               (184)        (258)        (862)        (324)
Earnings before income
 taxes                            8,031        6,674       23,514       18,640
Income taxes                      2,971        2,456        8,700        6,524

     Net earnings               $ 5,060      $ 4,218     $ 14,814     $ 12,116

Net earnings per share          $   .96      $   .81     $   2.82     $   2.33

Cash dividends declared
 per share                      $   .18      $   .15     $    .48     $    .45

Average common and common
 equivalent shares
 outstanding                  5,264,736    5,204,690    5,258,529    5,198,092


See notes to condensed consolidated financial statements.
(/table)
















                               Page 3 of 12
Part I. -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                              September 29,   December 31,
                                                   1996            1995*
ASSETS                                          (Unaudited)

Current Assets
   Cash                                            $ 36,646       $ 37,271
   Accounts receivable, less allowances
     (1996--$657; 1995--$774)                        48,780         41,737
   Inventories--Note B                               38,237         38,885
   Other current assets                               4,091          2,544
   Deferred income taxes                              5,676          5,676
               Total current assets                 133,430        126,113

Property, Plant and Equipment, less accumulated
  depreciation (1996--$134,981; 1995--$131,445)      53,996         50,696
Other Assets
   Goodwill, less accumulated amortization
     (1996--$8,194; 1995--$7,687)                     4,148          4,603
   Prepaid pension                                   48,636         44,739
   Other                                                915            976

               Total other assets                    53,699         50,318

                                                   $241,125       $227,127
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable                                    $      0        $ 6,685
  Current maturities of long-term obligations         2,203          2,211
  Accounts payable                                   17,407         15,605
  Accrued liabilities                                32,952         26,461
               Total current liabilities             52,562         50,962

Long-term Obligations                                13,421         13,714
Deferred Income Taxes                                11,909         11,909
Postretirement Benefits                               4,311          4,289
Shareholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares       33,444         33,355
  Retained earnings                                 138,697        126,546
  Cumulative foreign translation adjustment            (461)          (645)
                                                    171,680        159,256
  Less cost of common stock held in treasury:
    1996--581,775 shares; 1995--589,702 shares       12,758         13,003
               Total shareholders' equity           158,922        146,253

                                                   $241,125       $227,127

 *The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                               Page 4 of 12

Part I.  -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                         (In thousands of dollars)

                                                    Nine Months Ended
                                              September 29,     October 1,
                                                    1996           1995

Cash flows from operating activities:
  Net earnings                                      $14,814        $12,116
   Depreciation and amortization                      9,552          9,346
    (Increase) decrease in:
      Accounts receivable                            (7,043)        (8,274)
      Inventories                                       648          1,337
      Other current assets                           (1,547)          (907)
      Prepaid pension expense                        (3,897)        (4,070)
      Other                                             294          1,212
    Increase in:
      Accounts payable and accrued liabilities        8,135          5,670
      Total adjustments                               6,142          4,314
    Net cash provided by operating activities        20,956         16,430

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                           724            272
  Capital expenditures                              (13,043)        (7,576)
    Net cash used in investing activities           (12,319)        (7,304)

Cash flows from financing activities:
  Payments of long-term obligations                    (304)          (197)
  Decrease in notes payable                          (6,685)        (2,331)
  Dividend payments                                  (2,505)        (2,336)
    Net cash used in financing activities            (9,494)        (4,864)

Effect of exchange rate changes on cash                 232            460
Net increase (decrease) in cash                        (625)         4,722
Cash at beginning of year                            37,271         24,922
Cash at end of period                               $36,646        $29,644

Supplemental disclosures of cash flow information
  Net cash paid during the period for:
    Interest                                        $ 1,134        $ 1,678
    Income Taxes                                    $ 3,855        $ 4,202



See notes to condensed consolidated financial statements.











                               Page 5 of 12
Part I.  -- FINANCIAL INFORMATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                        September 29, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the nine-month period ended September 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                                (In thousands)
                                         September 29,   December 31,
                                                1996          1995

         Finished goods                        $ 7,504        $ 7,445
         Work-in-process                        15,917         14,789
         Raw material                           14,816         16,651

                                               $38,237        $38,885


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


Material Changes in Financial Condition:  Comparison of
September 29, 1996, to December 31, 1995

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:

                                               (Dollars in thousands)
                                   September 29, December 31,     Increase
                                          1996         1995      (Decrease)

Cash                                     $36,646      $37,271     $   (625)
Accounts receivable, net                  48,780       41,737        7,043
Inventories, net                          38,237       38,885         (648)
Current assets                           133,430      126,113        7,317
Accounts payable                          17,407       15,605        1,802
Accrued liabilities                       32,952       26,461        6,491
Current liabilities                       52,562       50,962        1,600
Working capital                           80,868       75,151        5,717
Current ratio                                2.5          2.5           --
Interest bearing debt                     15,392       22,267       (6,875)
Net tangible worth                       154,774      141,650       13,124
Ratio of interest bearing debt
  to net tangible worth                      .10          .16        (0.06)

From December 31, 1995, to September 29, 1996, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") decreased $0.6 million. The decrease in cash reflects a reduction in interest bearing debt and increased working capital, primarily due to increases in accounts receivable. The working capital increase is primarily a reflection of the increase in sales and production levels during the third quarter of 1996, compared to the last quarter of 1995.

Capital expenditures were $13.0 million for the first nine months of 1996, compared with $7.6 million for the same period a year earlier. Capital expenditures continued to relate to increased manufacturing capacity, new products and manufacturing improvement programs.

The $6.9 million decrease in interest bearing debt represented short-term debt payments funded primarily from positive cash flows from operations.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of Third
Quarter 1996 to Third Quarter 1995

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending September 29, 1996, and October 1, 1995:

                                      (Dollars in thousands)
                                   September 29,    October 1,     (Decrease)
                                          1996          1995        Increase

Net sales                                $76,457       $73,890        $2,567
Gross earnings                            20,726        18,345         2,381
Gross earnings as a percent
  of sales                                 27.11%        24.83%         2.28%
Selling, general and
  administrative expenses                  9,987         9,973            14
Selling, general and
  administrative expenses as
  a percent of sales                       13.06%        13.50%        (0.44)%
Research and development
  expenses                                 2,892         1,956           936
Operating earnings                         7,847         6,416         1,431
Operating earnings as a percent
  of sales                                 10.26%         8.68%         1.58%
Interest expense                             337           430           (93)
Earnings before income taxes               8,031         6,674         1,357
Income taxes                               2,971         2,456           515
Net earnings                               5,060         4,218           842
Income tax rate                            37.00%        36.80%         0.20%

Net sales increased by $2.6 million, or 3.5% from the third quarter of 1995. The improvement in sales reflects continued demand for electronic components, particularly for commercial interconnect and automotive products in both domestic and European markets.

Gross earnings improved primarily due to the sales and production volume increases, as well as continuing efforts to control manufacturing expenses.

Selling, general and administrative expenses in dollars remained basically flat. The Company continues to emphasize cost control over all operating expenses.

Research and development expenses increased by $0.9 million, or 47.9%, primarily due to the continuation of new product development programs, particularly in the automotive product area.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


The decrease in interest expense resulted primarily from reduced short-term debt.

The estimated effective tax rate for 1996 of 37% approximated the actual 1995 tax rate of 38%.


Material Changes in Results of Operations:  Comparison of First
Nine Months of 1996 to First Nine Months of 1995

The following table highlights changes in significant components of the consolidated statements of earnings for the nine-month periods ending September 29, 1996, and October 1, 1995:

                                      (Dollars in thousands)
                                   September 29,    October 1,    (Decrease)
                                          1996          1995        Increase

Net sales                               $240,463      $226,281       $14,182
Gross earnings                            62,399        54,766         7,633
Gross earnings as a percent
  of sales                                 25.95%        24.20%         1.75%
Selling, general and
  administrative expenses                 31,967        30,144         1,823
Selling, general and
  administrative expenses as
  a percent of sales                       13.29%        13.32%        (0.03)%
Research and development
  expenses                                 7,780         6,306         1,474
Operating earnings                        22,652        18,316         4,336
Operating earnings as a percent
  of sales                                  9.42%         8.09%         1.33%
Interest expense                           1,124         1,356          (232)
Earnings before income taxes              23,514        18,640         4,874
Income taxes                               8,700         6,524         2,176
Net earnings                              14,814        12,116         2,698
Income tax rate                            37.00%        35.00%         2.00%


For the first nine months of 1996, net sales increased $14.2 million, or 6.3% compared to the first nine months of 1995.
Consistent with the third quarter of 1996, improvement was realized as a result of the continuing demand for commercial interconnect and automotive products in both domestic and European markets.





                           Page 9 of 12
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Gross earnings have improved throughout 1996, primarily due to the sales and production volume increases which have favorably affected operating efficiencies, as well as continuing efforts to control manufacturing expenses.

Selling, general and administrative expenses have remained relatively flat as a percent of sales, which reflects continuing efforts to control operating expenses.

Research and development expenses have increased by $1.5 million, or 23.4%, during the first nine months of 1996, primarily due to the new product development programs, particularly in automotive products.

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




Dated:     November 11, 1996