Form 10-K
period 1996-12-31
CTS CORP
filed 1997-03-20
CIK 26058

CTS CORPORATION


                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                               1996

                            FORM 10-K

                          ANNUAL REPORT





                               CTS



 UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            Form 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For Fiscal Year Ended December 31, 1996

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

Registrant's telephone number, including area code:  219-293-7511
     Web site address: http://www.ctscorp.com

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                       X
There were 5,226,496 shares of Common Stock, without par value, outstanding on March 7, 1997.

The aggregate market value of the voting stock held by non-affiliates of CTS Corporation was approximately $132.5 million on March 7, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE


     (1) Portions of the CTS Corporation 1996 Annual Report for the fiscal year ended December 31, 1996, incorporated by reference in Part I and
          Part II.

     (2) Portions of the 1997 Proxy Statement for annual meeting of share-holders to be held on April 25, 1997, incorporated by reference in
          Part III.

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

In March 1987, a settlement was announced between CTS and Dynamics Corporation of America (DCA), terminating the sale process of the Company and resolving all disputes between CTS and DCA. Subsequently, the United States Supreme Court held that the Control Share Acquisition Chapter of the Indiana Business Corporation Law was constitutional. As a result of the Court's decision, the issue of voting rights of 1,020,000 shares of CTS common stock acquired by DCA in 1986 was submitted to a vote of CTS shareholders at the 1987 annual meeting. The affirmative vote of the majority of all shares eligible to vote was necessary to grant voting rights. DCA was not eligible to vote on the issue. The shareholders voted not to grant voting rights to DCA on these shares. The Court's decision did not have an impact on the voting rights in additional shares of CTS common stock previously or subsequently acquired by DCA. In May 1988, the settlement agreement expired pursuant to its terms. At the end of 1996, DCA owned 2,303,100 shares (44.1%) of CTS common stock, including the 1,020,000 shares which were not granted voting authority.

In January 1990, the Company formally announced the closing of its Switch Division located in Paso Robles, California. The Paso Robles manufacturing operations were relocated to the Company's facilities in Taiwan and Bentonville, Arkansas. During 1992, the Company completed the sale of the Paso Robles manufacturing plant and most of the associated real estate for $1.9 million. A pretax gain of $0.9 million was realized from the sale. The manufacturing operations for certain variable resistor and selector switch products, which formerly were performed in Elkhart, Indiana, were also transferred to Bentonville in 1990, to take advantage of any efficiencies to be gained in consolidating such operations in Bentonville. The buildings located in Elkhart which housed the plastics molding and element production were vacated, with these manufacturing operations being consolidated into the main Elkhart plant.

CTS announced in July 1990 that its facility near Glasgow, Scotland, would be expanded in order to manufacture and sell additional electronic component products in Europe. The total capital investment has been approximately $13 million as of December 31, 1996. Automotive throttle position sensors and precision and clock oscillators were added to the product lines already manufactured in Scotland. The decision to expand the Scottish facility was based on several factors, including the excellent business climate and skills base in Scotland and the anticipated full participation of the United Kingdom in the European Economic Community. The expansion of the Scotland facility represents a major effort by CTS to serve the large and rapidly growing European market on a direct basis.

In November 1991, construction was completed on a 53,000 square foot manufacturing facility in Bangkok, Thailand. During 1992, the Company idled operations at this facility. During 1994, a three-year lease was finalized with an international computer peripheral manufacturer for this property. In early 1997, this lease was extended to March 31, 1999. The annual rental amount is approximately U.S. $355,000.

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

During 1996, the Company sold property in New Hope, Minnesota, for $550,000 in cash and a promissory note. The Company recognized a pretax gain of $35,000.

            FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

All of the Company's products are considered one industry segment. Sales to unaffiliated customers, operating earnings and identifiable assets, by geographic area, are contained in "Note G - Business Segment and Non-U.S. Operations," page 22, of the CTS Corporation 1996 Annual Report, and is incorporated herein by reference.


              PRINCIPAL BUSINESS AND PRODUCTS OF CTS

CTS is primarily in the business of designing, manufacturing and selling a broad line of electronic components principally serving the electronic needs of original equipment manufacturers (OEMs).

The Company sells classes of similar products consisting of the following:

     Automotive control devices    Insulated metal circuits
     Fiber-optic transceivers      Interconnect products
     Flex cable assemblies         Loudspeakers
     Frequency control devices     Resistor networks
     Hybrid microcircuits          Switches
     Industrial electronics        Variable resistors

Most products within these product classes are manufactured by CTS from purchased raw materials or subassemblies. Some products sold by CTS are purchased and resold under the Company's name.

During the past three years, six classes of similar product lines accounted for 10% or more of consolidated revenue during one or more years, as follows:

                                 Percent of Consolidated Revenue
Class of Similar Products          1996      1995     1994

Automotive control devices          30        29       30
Interconnect products               20        14       17
Frequency control devices           13        16       15
Resistor networks                   12        12       11
Hybrid microcircuits                 5         8       10
Other                               20        21       17

Total                              100%      100%    100%





                             MARKETS

CTS estimates that its products have been sold in the following electronics OEM and distribution markets and in the following percentages during the preceding three fiscal years:

                                 Percent of Consolidated Revenue
Markets                            1996      1995      1994

Automotive                          34        36        38
Computer Equipment                  21        19        17
Communications Equipment            20        18        17
Instruments and Controls            11        10         9
Defense and Aerospace                7         8        11
Distribution                         6         6         5
Consumer Electronics                 1         3         3

   Total                           100%      100%      100%

Products for the automotive market include throttle position sensors, exhaust gas recirculation sensors, other automotive application sensors, resistor networks, variable resistors, and loudspeakers for automotive entertainment systems.

Products for the computer equipment market include flex cable assemblies, backpanels, resistor networks, switches, frequency control devices, fiber-optic transceivers and insulated metal circuits. Products for this market are principally used in computers and computer peripheral equipment.

In the communications equipment market, CTS products include backpanels, frequency control devices, hybrid microcircuits, fiber-optic transceivers, switches, resistor networks and insulated metal circuits. Products for this market are principally used in telephone equipment and in telephone switching systems.

Products for the instruments and controls market include resistor networks, hybrid microcircuits, variable resistors and switches.
Principal end uses are medical electronic devices and electronic testing, measuring and servicing instruments.

CTS products for the defense and aerospace market, usually procured through government contractors or subcontractors, are electronic connectors, hybrid microcircuits, frequency control devices, programmable key storage devices and backpanels.

In the distribution market, CTS' primary products include switches, resistor networks and frequency control devices. In this market, standard CTS products are sold for a wide variety of applications.

Products for the consumer electronics market, primarily variable resistors and switches, are principally used in home entertainment equipment and appliances.


                    MARKETING AND DISTRIBUTION

Sales of CTS electronic components to original equipment manufacturers are principally by CTS sales engineers and manufacturers' representatives. CTS maintains sales offices in Elkhart, Indiana; Detroit, Michigan; and in the United Kingdom, Hong Kong, Taiwan and Japan. Various regions of the United States are serviced by sales engineers working out of their homes. The sale of electronic components is relatively integrated such that most of the product lines of CTS are sold through the same field sales force. Approximately 40% of net sales in 1996 were attributable to coverage by CTS sales engineers.

Generally, CTS sales engineers service the Company's largest customers with application specific products. CTS sales engineers work closely with major customers in determining customer require-ments and in designing CTS products to be provided to such customers.

CTS uses the services of independent sales representatives and distributors in the United States and other countries for customers not serviced by CTS sales engineers. Sales representatives receive commissions from CTS. During 1996, about 54% of net sales were at-tributable to coverage by sales representatives. Independent distributors purchase products from CTS for resale to customers.
In 1996, independent distributors accounted for about 6% of net sales.


                          RAW MATERIALS

Generally, CTS' major raw materials are steel, copper, brass, certain precious metals, resistive and conductive inks, passive components and semiconductors, used in several CTS products; ceramic materials used particularly in resistor networks and hybrid microcircuits; synthetic quartz used in frequency control devices; and laminate material used in printed circuit boards. These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe that it is dependent on one or on a very few vendors. In 1996, all of these materials were available in adequate quantities to meet CTS' production demands.

The Company does not presently anticipate any raw material short-ages which would significantly affect production. However, the lead times between the placement of orders for certain raw mater-ials and actual delivery to CTS may vary significantly, and the Company may from time to time be required to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times for delivery.

Precious metals prices have a significant effect on the manufactur-ing cost and selling prices of many CTS products, particularly some switches, interconnect products, resistor networks and hybrid microcircuits. CTS has continuing programs to reduce the precious metals content of several products, when consistent with customer specifications.


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

Working capital requirements are generally dependent on the overall business level. During 1996, working capital increased significantly to $86.8 million, primarily because cash increased and notes payable were paid off. During 1996, cash increased primarily as a result of the higher level of earnings. Cash represents a significant part of the Company's working capital. Cash of various non-U.S. subsidiaries was held in U.S.-denominated cash equivalents at December 31, 1996. The cash, other than approximately $4.8 million, is generally available to the parent Company. During 1996, the other changes in working capital were primarily a result of the higher business activity level.


                 PATENTS, TRADEMARKS AND LICENSES

CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS believes that the success of its business is not materially dependent on the existence or duration of any patent, group of patents or trademarks.

CTS licenses the manufacture of several electronic products to companies in the United States and non-U.S. countries. In 1996, license and royalty income was less than 1% of net sales. CTS believes that the success of its business is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.


                         MAJOR CUSTOMERS

CTS' 15 largest customers represented about 62%, 61% and 62% of net sales in 1996, 1995 and 1994, respectively.

Of the net sales to unaffiliated customers, approximately $49.1 million, $54.9 million and $49.4 million were derived from sales to a major manufacturer of automobiles in 1996, 1995 and 1994, respectively. CTS is dependent upon this and other customers for a significant percentage of its sales and profits, and the loss of one or more of these customers or reduction of orders by one or more of these customers could have a materially adverse effect upon the Company.


                        BACKLOG OF ORDERS

Backlog of orders does not necessarily provide an accurate indica-tion of present or future business levels for CTS. For many electronic components, the period between receipt of orders and delivery is relatively short. For large orders from major customers that may constitute backlog over an extended period of time, production scheduling and delivery are subject to change or cancellation by the customers on relatively short notice. At the end of 1996, the Company's backlog of orders was $85.5 million, compared with $85.3 million at the end of 1995.

The backlog of orders at the end of 1996 will generally be filled during the 1997 fiscal year.


                       GOVERNMENT CONTRACTS

CTS believes that about 7% of its net sales are associated with purchases by the U.S. Government or non-U.S. governments, principally for defense and aerospace applications. Because most CTS products procured through government contractors and subcontractors are for military end uses, the level of defense and aerospace market sales by CTS is dependent upon government budgeting and funding of programs utilizing electronic systems.

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


                           COMPETITION

CTS competes with many domestic and non-U.S. manufacturers prin-cipally on the basis of product features, price, technology, quality, reliability, delivery and service. Most product lines of CTS encounter significant competition. The number of significant competitors varies from product line to product line. No single competitor competes with CTS in every product line, but many com-petitors are larger and more diversified than CTS. Some com-petitors are divisions or affiliates of customers. CTS is subject to competitive risks inherent to the electronics industry such as shorter product life cycles and technical obsolescence.

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


        FINANCIAL INFORMATION ABOUT NON-U.S. AND DOMESTIC
                   OPERATIONS AND EXPORT SALES

Information about revenue from sales to unaffiliated customers, operating earnings and identifiable assets, by geographic area, is contained in "Note G - Business Segment and Non-U.S. Operations," page 22, of the CTS Corporation 1996 Annual Report, and is incorporated herein by reference.

In 1996, approximately 40% of net sales to unaffiliated customers, after eliminations, were attributable to non-U.S. operations. This represents an increase from 35% of net sales attributable to non-U.S. operations in 1995. About 33% of total CTS assets, after eliminations, are non-U.S. Except for cash and equivalents, a substantial portion of these assets cannot readily be liquidated.
CTS believes that the business risks attendant to its present non-U.S. operations, though substantial, are normal risks for non-U.S. businesses, including expropriation, currency controls and changes in currency exchange rates and government regulations.


               RESEARCH AND DEVELOPMENT ACTIVITIES

In 1996, 1995 and 1994, CTS expended $10.7, $8.0 and $6.2 million, respectively, for research and development. Most CTS research and development activities relate to new product and process develop-ments or the improvement of product materials. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers.

During 1996, the Company did not enter into any new, significant product lines, but continued to introduce additional versions of existing products in response to present and future customer requirements.


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


                            EMPLOYEES

CTS employed an average of 3,815 persons during 1996. About 39% of these persons were employed outside the United States at the end of 1996. Approximately 390 employees in the United States were covered by collective bargaining agreements as of December 31, 1996. One of the two collective bargaining agreements covering these employees will expire in 1999. The other agreement will expire in 2000.


Item 2.   Properties

CTS operations or facilities are at the following locations. The owned properties are not subject to material liens or encumbrances.

Location                                            Expires

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

In 1994, the Company entered into a three-year lease of the Bangkok, Thailand, property. In early 1997, this lease was extended to March 31, 1999. The annual rental amount is approximately U.S. $355,000.

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

During the fourth quarter of 1996, no issue was submitted to a vote of CTS shareholders.


                             PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters

The principal market for CTS common stock is the New York Stock Exchange. Information relative to the high and low trading prices for CTS Common Stock for each quarter of the past two years and the frequency and amount of dividends declared during the previous two years can be located in "Shareholder Information," page 10, of the CTS Corporation 1996 Annual Report, incorporated herein by reference. On March 7, 1997, there were approximately 977 holders of record of CTS common stock.

The Company intends to continue a policy of considering dividends on a quarterly basis. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditure and other investment requirements, the financial condition of CTS and such other factors as the Board of Directors deems relevant.


Item 6.   Selected Financial Data

A summary of selected financial data for CTS, for each of the previous five fiscal years, is contained in the "Five-Year
Summary," page 11, of the CTS Corporation 1996 Annual Report, incorporated herein by reference.

Certain divestitures and closures of businesses and certain accounting changes affect the comparability of information con-tained in the "Five-Year Summary."


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Information about liquidity, capital resources and results of operations, for the three previous fiscal years, is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1994-1996)," pages 25-27, of the CTS Corporation 1996 Annual Report, incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

Consolidated financial statements, meeting the requirements of Regulation S-X, and the Report of Independent Accountants, are contained in pages 12-24 of the CTS Corporation 1996 Annual Report, incorporated herein by reference. Quarterly per share financial data is provided in "Shareholder Information," under the subheadings, "Quarterly Results of Operations" and "Per Share Data," on page 10 of the CTS Corporation 1996 Annual Report, and is incorporated herein by reference.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

There were no disagreements.


                             PART III


Item 10.   Directors and Executive Officers of the Registrant

Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained in the 1997 Proxy
Statement under the caption "Election of Directors," pages 5-6, filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 1997 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," page 7, filed with the Securities and Exchange Commission, and is incorporated herein by reference.

The individuals listed were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 26, 1996, and are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on April 25, 1997, at which time the election of officers will be considered again by the Board of Directors.

Name                     Age       Position and Offices

Joseph P. Walker         58        Director, Chairman,
                                   President and Chief
                                   Executive Officer
Philip T. Christ         65        Group Vice President
Stanley J. Aris          56        Vice President Finance and
                                   Chief Financial Officer
Jeannine M. Davis        48        Vice President, Secretary
                                   and General Counsel
James L. Cummins         41        Vice President Human Resources
James N. Hufford         57        Vice President Research,
                                   Development and Engineering
Donald R. Schroeder      48        Vice President Sales and
                                   Marketing
George T. Newhart        54        Corporate Controller
Gary N. Hoipkemier       42        Treasurer

Joseph P. Walker has served as Chairman of the Board, President and Chief Executive Officer of CTS since 1988. Mr. Walker is a
Director of NBD Bank, N.A.

Philip T. Christ has served as Group Vice President since 1990.

Stanley J. Aris has served as Vice President Finance and Chief
Financial Officer since 1992. Prior to joining CTS, Mr. Aris worked for two years as a business consultant.

Jeannine M. Davis has served as Vice President, Secretary and General Counsel since 1988.

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

George T. Newhart has served as Corporate Controller since 1989.

Gary N. Hoipkemier has served as Treasurer since 1989.


Item 11.   Executive Compensation

Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 1997 Proxy Statement in the captions "Executive Compensation," pages 8-9 and "Director Compensation," pages 13-14, filed with the Securities and Exchange Commission, and is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 1997 Proxy Statement in the caption "Securities Beneficially Owned by Principal Shareholders and Management," pages 3-5, filed with the Securities and Exchange Commission, and is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

Dynamics Corporation of America (DCA) owned 2,303,100 (44.1%) of the Company's outstanding common stock as of December 31, 1996.
CTS purchased products from DCA totaling $157,000 in 1996, $143,000 in 1995 and $233,000 in 1994, principally consisting of certain component parts used by CTS in the manufacture of frequency control
devices.   CTS had no sales to DCA in 1996, and minimal sales in
1995 and 1994.



                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K


(a) (1) and (2)

The list of financial statements and financial statement schedules required by Item 14(a)(1) and (2) is contained on page S-1 herein.


(a) (3)   Exhibits

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

     (10)(b) Prototype indemnification agreement, with Lawrence J. Ciancia, Patrick J. Dorme, Gerald H. Frieling, Jr., Andrew Lozyniak, Joseph P. Walker, Philip T. Christ, Jeannine M. Davis, George T. Newhart and Gary N. Hoipkemier, filed as exhibit
               (10)(b) to the Company's Form 10-K for 1991, and incorporated herein by reference.

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

     (10)(e) CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, as adopted by the CTS Board of Directors on December 16, 1988, and approved by shareholders at the 1989 annual meeting of shareholders on April 28, 1989. The CTS Corporation 1988 Restricted Stock and Cash Bonus Plan is contained in Appendix A, pages 11-15, of the 1989 Proxy Statement for the annual meeting of shareholders held April 28, 1989, under the caption "CTS Corporation 1988 Restricted Stock and Cash Bonus Plan," previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

     (10)(f) CTS Corporation 1996 Stock Option Plan, approved by the shareholders at the annual meeting on April 26, 1996. The CTS Corporation 1996 Stock Option Plan is contained in Exhibit 4 to Registration Statement No. 333-5730, effective October 3, 1996, and is incorporated herein by reference.

     (10)(g)   Prototype indemnification agreement, with Stanley
               J. Aris, James L. Cummins, James N. Hufford and
               Donald R. Schroeder, filed as exhibit (10)(g) to the Company's Form 10-K for 1995.

     (13)      CTS Corporation 1996 Annual Report.

     (21)      Subsidiaries of CTS Corporation.

     (23) Consent of Price Waterhouse to incorporation by reference of this Annual Report on Form 10-K for the fiscal year 1996 to Registration Statement 33-27749 on Form S-8 and Registration Statement 333-5730.


     Indemnification Undertaking

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-27749 (filed March 23, 1989)and 333-5730 (filed
     October 3, 1996):

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

Date  March 20, 1997                            By  /S/ Stanley J. Aris
                                                   Stanley J. Aris,
                                                   Vice President Finance
                                                   and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date     March 20, 1997                         By /S/ Lawrence J. Ciancia
                                                   Lawrence J. Ciancia,
                                                   Director

Date     March 20, 1997                         By /S/ Patrick J. Dorme
                                                   Patrick J. Dorme,
                                                   Director

Date     March 20, 1997                         By /S/ Gerald H. Frieling, Jr.
                                                   Gerald H. Frieling, Jr.,
                                                   Director

Date     March 20, 1997                         By /S/ Andrew Lozyniak
                                                   Andrew Lozyniak,
                                                   Director

Date     March 20, 1997                         By /S/ Joseph P. Walker
                                                   Joseph P. Walker,
                                                   Director

Date     March 20, 1997                         By /S/ George T. Newhart
                                                   George T. Newhart,
                                                   Corporate Controller
                                                   and principal accounting
                                                   officer

Date     March 20, 1997                         By /S/ Jeannine M. Davis
                                                   Jeannine M. Davis,
                                                   Vice President, Secretary
                                                   and General Counsel





                    ANNUAL REPORT ON FORM 10-K

              ITEM 14(a) (1) AND (2) AND ITEM 14(d)


  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENT SCHEDULES

                   YEAR ENDED DECEMBER 31, 1996


                 CTS CORPORATION AND SUBSIDIARIES

                         ELKHART, INDIANA





        FORM 10-K - ITEM 14(a) (1) AND (2) AND ITEM 14 (d)

                 CTS CORPORATION AND SUBSIDIARIES

  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of CTS Corporation and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorpo-rated by reference in Item 8:

         Consolidated balance sheets - December 31, 1996, and
         December 31, 1995

         Consolidated statements of earnings - Years ended
         December 31, 1996, December 31, 1995, and December 31, 1994

         Consolidated statements of shareholders' equity - Years ended December 31, 1996, December 31, 1995, and December 31, 1994

         Consolidated statements of cash flows - Years ended
         December 31, 1996, December 31, 1995, and December 31, 1994

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



                                S-1




REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of CTS Corporation


Our audits of the consolidated financial statements referred to in our report dated January 27, 1997, appearing on page 24 of the CTS Corporation 1996 Annual Report (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP



South Bend, Indiana
January 27, 1997



                               S-2




                                          CTS CORPORATION
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                     (In thousands of dollars)

                                                  Additions
                               Balance at   Charged to   Charged to
                              Beginning of   Costs and      Other                     Balance at
     Classification              Period      Expenses      Accounts    Deductions(1)  End of Period

Year ended December 31, 1996:

  Allowance for
   doubtful receivables                 $774          $239       $ 0           $391              $622


Year ended December 31, 1995:

  Allowance for
   doubtful receivables                 $869          $  1       $ 0           $ 96              $774

Year ended December 31, 1994:

  Allowance for
   doubtful receivables                 $709          $277       $ 0           $117              $869



(1) Uncollectible accounts written off.





                                                S-3



                                EXHIBIT 21

                     CTS CORPORATION AND SUBSIDIARIES

CTS Corporation (Registrant), an Indiana corporation

Subsidiaries

CTS Corporation (Delaware), a Delaware corporation

   CTS of Panama, Inc., a Republic of Panama corporation

        CTS Components Taiwan, Ltd.,(1) a Taiwan, Republic of
        China corporation

             CTS Singapore Pte., Ltd., a Republic of Singapore corporation

        CTS Electro de Matamoros, S.A.,(1) a Republic of Mexico corporation

   CTS Export Corporation, a Virgin Islands corporation

   CTS Japan, Inc., a Japan corporation

CTS of Canada, Ltd., a Province of Ontario (Canada) corporation

   CTS Manufacturing (Thailand) Ltd.,(1) a Thailand corporation

CTS Electronics Hong Kong Ltd.,(1) a Hong Kong corporation

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


                                                               EXHIBIT 23

                   CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-27749 and No. 333-5730) of CTS Corporation of our report dated January 27, 1997, appearing on page 24 of the CTS Corporation 1996 Annual Report which is incorporated in the Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-2 of this Form 10-K.





PRICE WATERHOUSE LLP



South Bend, Indiana
March 20, 1997