Form 10-K/A
period 1992-12-31
CTS CORP
filed 1997-04-08
CIK 26058

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-K/A

AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                               CTS CORPORATION

                               AMENDMENT NO. 1

     The undersigned registrant hereby amends the following portion of its Annual Report on Form 10-K for the fiscal year ended
December 31, 1992 as set forth below:

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

This Amendment No. 1 to Form 10-K is being filed solely for the purpose of submitting true and correct Bylaws of the Company in effect as of December 31, 1992 which, as previously filed, did not reflect amendments duly authorized by the Company's Board of Directors prior to such time.

Exhibit No.                   Description

  (3)(b)       Bylaws, as amended and effective on June 25, 1992



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    April 8, 1997       By   /S/ Jeannine M. Davis
                                   Jeannine M. Davis
                                   Vice President, Secretary and
                                   General Counsel


















                              EXHIBIT (3)(b)


                              CTS CORPORATION

                                  BYLAWS

                        (As Amended June 25, 1992)


                                ARTICLE I.

                                 Officers

     The officers of this corporation shall be a President, one or more Vice Presidents, a Secretary, a Treasurer and a Controller. The Board of Directors may also elect one or more Assistant Secretaries, Assistant Treasurers and Assistant Controllers, and such other officers as may be determined, from time to time, by the Board of Directors.

     The President shall be a director of this corporation. Any offices, other than those of President and Secretary, may be held by the same person.

     The officers of this corporation shall be elected by the Board of Directors at the annual meeting of the Board of Directors for the term of one year and until their successors have been elected and qualified. Any vacancy occurring among the above offices may be filled for the remainder of the term by the Board of Directors at any regular or special meeting, and officers so elected shall hold office until the next annual meeting of the Board of Directors and until their successors have been elected and qualified.


                                ARTICLE II.

                      Board of Directors Organization

     Section 1. The Board of Directors shall elect, from the members of the Board of Directors who are not officers of the corporation, an Audit Committee consisting of not less than three members. The members of the Audit Committee shall be elected at each annual meeting of the Board of Directors to serve, while qualified, at the pleasure of the Board of Directors, or if longer, for one year and until their successors have been elected and qualified.

     The Audit Committee shall be responsible directly to the Board of Directors and, in addition to such authority and duties specifically delegated by the Board of Directors, shall have the authority to review the conduct and the report of the independent financial audit of the corporation and shall report to the Board of Directors the findings, conclusions and recommendations of the Audit Committee regarding the conduct and report of the independent financial audit.

     Unless the Board of Directors designates a Chairman, a majority of the members of the Audit Committee may designate one member of the Audit Committee as Chairman of the Audit Committee to preside at all meetings of the Audit Committee.

     Section 2. The Board of Directors shall elect from members of the Board of Directors, who are not officers of the corporation, a Compensation Committee consisting of not less than three members. The members of the Compensation Committee shall be elected at each annual meeting of the Board of Directors to serve, while qualified, at the pleasure of the Board of Directors, or if longer, for one year and until their successors have been elected and qualified.

     The Compensation Committee shall be responsible directly to the Board of Directors and, in addition to such authority and duties specifically delegated by the Board of Directors, shall have authority to review, and make recommendations to the Board of Directors regarding, the compensation, including fringe benefits and stock options, for the officers of this corporation.

     Unless the Board of Directors designates a Chairman, a majority of the members of the Compensation Committee may designate one member of the Compensation Committee as Chairman of the Compensation Committee to preside at all meetings of the Compensation Committee.

     Section 3. The Board of Directors shall designate from members of the Board of Directors, a Chairman of the Board, who shall preside at meetings of stockholders and of the Board of Directors unless the Chairman shall designate an officer or other director of the corporation to do so. The Chairman of the Board shall have such additional authority as granted by the Board of Directors and shall perform such other duties as are assigned from time to time by the Board of Directors.


                               ARTICLE III.

                            Corporate Officers

     Section 1. The President shall exercise specific authority and supervision over, and shall be responsible for the direction of, the business and affairs of the corporation, subject to the direction of the Board of Directors. In addition, the President may be designated the Chief Executive Officer and, if so, shall have the additional authority and duties and responsibilities specified in these bylaws. The President shall also perform such other duties as may be assigned from time to time, by the Board of Directors. The President shall perform all the duties of the Chairman of the Board in the absence or during any disability of the Chairman.

     Section 2. The Board of Directors shall designate the Chairman of the Board or the President as the Chief Executive Officer of the corporation. In addition to other duties as an officer, the Chief Executive Officer shall exercise general authority and supervision over, and shall be responsible for, management of the business and affairs of the corporation, subject to the direction of the Board of Directors.

     The Chief Executive Officer shall determine the organization of the officers of the corporation, shall designate to whom such officers shall report and be responsible, and subject to the direction of the Board of Directors shall determine their respective duties and responsibilities.

     Section 3. Each Vice President shall perform such duties as may be assigned from time to time by the President and shall report to and be responsible to such officer as the President shall designate. Each Vice President shall also have such additional authority and shall perform such other duties assigned from time to time, by the Board of Directors.

     The Board of Directors may designate a word or words to be placed before or after the title of Vice President to indicate organizational or functional authority or duty.

     Section 4. The Secretary shall attend all meetings of the stockholders and Board of Directors and all committees, and shall keep minutes of each meeting. The Secretary shall give proper notice of all meetings of stockholders, directors and committees, required in these bylaws. The Secretary shall maintain proper records of ownership and transfer of the stock of this corporation. The Secretary shall have the custody of, and affix, the seal of the corporation and perform such other duties as may be assigned from time to time by the Board of Directors.

     Section 5. The Vice President Finance/Chief Financial Officer, shall be responsible for the financial affairs of the corporation, shall submit to the annual meeting of stockholders a statement of the financial condition of the corporation, and whenever required by the Board of Directors, shall give account of all transactions and of the financial condition of the corporation. The Treasurer shall report to the Vice President Finance/Chief Financial Officer. The Treasurer shall establish and maintain appropriate banking relations and arrangements on behalf of the corporation. The Treasurer shall receive and have custody of, and shall disburse, all moneys of the corporation, and in the name of the corporation, shall deposit all moneys in, and disburse all moneys from, such bank, or banks, as the Board of Directors shall designate, from time to time, as the depositories of the corporation. The Treasurer shall perform such other duties and render such services for, and on behalf of, the corporation as may be assigned from time to time by the Vice President Finance, Chief Financial Officer.

     Section 6. The Controller shall be the accounting officer of the corporation and shall formulate accounting procedures to record expenses, losses, gains, assets and liabilities of the corporation, to report and interpret results of operations of the corporation and to assure protection of the assets of the corporation. The Controller shall prepare and submit to the Board of Directors and the Chief Executive Officer such periodic balance sheets, profit and loss statements and other financial statements as may be required to keep such persons currently informed of the operations and the financial condition of this corporation. The Controller shall perform such other duties assigned from time to time by the Chief Executive Officer.

     Section 7. The Assistant Secretary or Secretaries, Assistant Treasurer or Treasurer or Treasurers, and the Assistant Controller or Controllers shall perform the duties of the Secretary, of the Treasurer, and of the Controller, respectively, in the absence of those officers and shall have such further authority and perform such other duties as may be assigned.


                                ARTICLE IV.

                       Duties of Officers Delegated

     In the absence or disability of any officer of this corporation, the Board of Directors may delegate the powers and duties of any such officer to any other officer or director of this corporation for such period of time as said Board of Directors may determine.


                                ARTICLE V.

                                   Bonds

     The Board of Directors or the Chief Executive Officer may require any officer, agent, or employee of the corporation to furnish the corporation a bond for the faithful performance of duties and for the accounting of all moneys, securities, records, or other property of the corporation coming into the hands of such agent or employee.



                                ARTICLE VI.

                         Meetings of Stockholders

     Section 1. Meetings of the stockholders of this corporation shall be held at the place, either within or without the State of Indiana, stated in the notice of said meeting.

     Section 2. The annual meeting of stockholders of the corporation shall be held on the last Friday in April of each year or at such other time established for such meeting by 80% of the directors.

     Section 3. A complete list of the stockholders entitled to vote at any stockholders' meeting, arranged in alphabetical order and containing the address and number of shares of stock so held by each stockholder who is entitled to vote at said meeting, shall be prepared by the Secretary and shall be subject to the inspection by any stockholder at the time and place of an annual meeting and at the principal office of the corporation for five (5) days prior thereto.

     Section 4. At all stockholders' meetings a quorum shall consist of a majority of all of the shares of stock outstanding and entitled by the Articles of Incorporation to vote on the business to be transacted at said meeting, but a meeting composed of less than a quorum may adjourn the meeting from day to day thereafter or until some future time.

     Section 5. At the annual meeting of the stockholders, there shall be elected, by plurality vote, a Board of Directors, consisting of five (5) members, who shall hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.

     Section 6. At all stockholders' meetings, each stockholder shall be entitled to one (1) vote in person or by proxy for each share of common stock registered in the stockholder s name on the books of the corporation as of the record date which shall be as fixed by the Board of Directors and entitled, by the Articles of Incorporation, to vote on the business to be transacted at said meeting.

     Section 7. The stockholders may be represented at any meeting thereof by their duly appointed Attorney-in-Fact provided the proxy so appointing said Attorney-in-Fact shall be filed with the Secretary prior to the meeting.

     Section 8. Special meetings of the stockholders of this corporation may be called by the Chairman of the Board, by the President, by the Board of Directors, or by the stockholders holding not less than one-fourth of all of the shares of stock outstanding and entitled, by the Articles of Incorporation, to vote on the business to be transacted at said special meeting whenever in the opinion of such person or body such meeting is necessary.

     Whenever a special meeting of the stockholders shall be called by the stockholders, the call shall be delivered to the Secretary who shall issue the notice of said special meeting which is required to be given.

     Section 9. Written notice of each meeting of the stockholders shall be given by the Secretary to each stockholder of record at least ten (10) days prior to the time fixed for the holding of such meeting; said notice shall state the place, day and hour and the purpose for which said meeting is called, and said notice shall be addressed to the last known place of residence of each stockholder as shown by the stock books of this corporation. The ten (10) days shall be computed from the date upon which said notice is deposited in the mails.

     Section 10. Notice of any stockholders' meeting may be waived in writing by any stockholder if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called and the time and place thereof.

     Section 11. No shares of stock shall be voted at any annual or special meeting of stockholders upon which any installment is due and unpaid, which are owned by this corporation or which have been transferred within ten (10) days before the date fixed for said meeting.


                               ARTICLE VII.

                                 Directors

     Section 1. The property and business affairs of this corporation shall be managed and controlled by a Board of Directors consisting of five (5) members, who shall be elected at the annual or a special meeting of the stockholders and shall hold office for a term of one year and until their successors are elected and qualified. In case of the failure to hold the annual meeting on the date fixed herein for the same to be held, the directors shall hold over until the next annual meeting, unless prior to said meeting a special meeting of the stockholders for the purpose of electing directors has been held.

     Section 2. Any vacancy occurring in the Board of Directors caused by resignation, death or other incapacity, shall be filled by majority vote of the remaining members of the Board until the next annual meeting of stockholders; provided, however, that if the vote of the remaining members of the Board of Directors shall result in a tie, such vacancy shall be filled by the stockholders at the next annual meeting of the stockholders or at a special meeting of the stockholders called for that purpose.

     Section 3. Any vacancy occurring in the Board of Directors, caused by an increase in the number of directors, shall be filled by a majority vote of the members of the Board until the next annual meeting of stockholders; provided, however, that if the vote of the members of the Board of Directors shall result in a tie, such vacancy shall be filled by the stockholders at the next annual meeting of the stockholders or at a special meeting of the stockholders called for that purpose.

     Section 4. A person shall not be nominated, stand for election or be elected as a director of this corporation who (i) at the time of his election shall be seventy (70) years of age or older, (ii) has retired from employment by this corporation and is sixty-five (65) years of age or older or (iii) has retired from active business and professional vocations; provided, however, that Edward J. Mooney shall not be required to qualify under this provision to be eligible to be nominated, stand for election or be elected as a director of this corporation at any subsequent election.


                               ARTICLE VIII.

                           Meetings of Directors

     Section 1. Following the annual meeting of stockholders, the annual meeting of the Board of Directors shall be held without notice, each and every year hereafter, at the time and place determined by the directors.

     Section 2. Regular meetings of the Board of Directors shall be held without notice at 9:00 A.M. on the last Friday of February, June, August, October and December at the offices of the corporation, unless another time and place is designated.

      Section 3. Special meetings of the Board of Directors may be called by the Chairman of the Board, by the President, or by three
(3) members of the Board of Directors on three (3) days' notice by mail, or on twenty-four (24) hours' notice by telegraph to each director, which notice shall be addressed to the last known place of residence of each director, and said meetings may be held either at the office of the corporation or at such other place as may be designated in the notice of said meeting.

     Whenever a special meeting of the Board of Directors shall be called, in accordance with the provisions of this section, by members of the Board of Directors, the call shall be in writing, signed by said directors and delivered to the Secretary who shall thereupon issue the notice calling said meeting.

     Section 4. Not less than one-half of the whole Board of Directors, shall constitute a quorum for the transaction of any business except the filling of vacancies, but a smaller number may adjourn, from time to time, until a future date or until a quorum is secured.

     For the purpose only of filling a vacancy or vacancies in the Board of Directors, a quorum shall consist of a majority of the whole Board of Directors, less the vacancy or vacancies therein.

     The act of a majority of the directors present at a meeting, duly called, at which a quorum is present shall be the act of the Board of Directors.





                                ARTICLE IX.

                            Powers of Directors

     Section 1. The Board of Directors shall have, in addition to such powers as are hereinafter expressly conferred upon it, all such powers as may be exercised by the corporation, subject to the provisions of the statutes of the State of Indiana, the Articles of Incorporation and these bylaws and subject to such further regulations as may, from time to time, be made by the stockholders.

     Section 2.  The Board of Directors shall have express power:

     (a) To purchase or otherwise acquire property, rights, or privileges for the corporation, which the corporation has power to take, on such terms as the Board may deem proper.

     (b) To pay for the property, rights, or privileges acquired by this corporation, in whole or in part, with money, stock, bonds, debentures or other securities of this corporation or with other property owned by it.

     (c) To create, make and issue mortgages, bonds, debentures, deeds of trust, trust agreements and negotiable transferable instruments and securities, secured by mortgages or otherwise, and to do every other act and thing necessary to effectuate the same.

     (d)  To appoint agents, clerks, assistants,
          factors, servants and trustees and to dismiss them at its discretion; to fix their duties and emoluments and to change them from time to time; and to require security as it may deem proper; but in the absence of action by the Board of Directors, the employment and discharge of employees and the fixing of their compensation shall be done by the officer of this corporation under whom said employees work.

     (e) To confer on any officer of the corporation the power of selecting, discharging or suspending any of such employees.

     (f) To determine by whom and in what manner the corporation's bills, notes and receipts, acceptances, endorsements, checks, releases, contracts or other documents shall be signed when said matter is not covered by these Bylaws or any amendments thereto.

     (g) To fix the compensation of officers, directors and members of committees who are not salaried employees of this corporation.

     (h) To fix and determine the price at which and the consideration for which the shares of stock of this corporation may, from time to time, be issued.

     (I) To remove or suspend, with or without cause, any officer of the corporation at any time.


                                ARTICLE X.

                       Compensation of Directors and
                           Members of Committees

     The members of the Board of Directors and members of committees of this corporation, who are not salaried employees of this corporation, shall receive such compensation for their services to be rendered as members of the Board of Directors, or of committees as may, from time to time, be fixed by the Board of Directors and the compensation so fixed shall continue to be payable until the Board of Directors shall have thereafter fixed a different compensation, which it may do at any annual, regular or special meeting.


                                ARTICLE XI.

                           Certificates of Stock

     Section 1. Certificates of stock shall be issued to those legally entitled thereto, as may be shown by the books of this corporation, and shall be signed by the President and attested by the Secretary.

     Section 2. The corporation may appoint one or more transfer agents and/or registrars to issue, countersign, register, and transfer certificates representing its capital stock and signatures of the corporation's officers and of the transfer agents on stock certificates may be facsimiles. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction on its books.

     Section 3. The holder of any stock of the corporation shall immediately notify the corporation of any loss, theft, destruction or mutilation of the certificate for any such stock. A new certificate or certificates shall be issued upon the surrender of the mutilated certificate or, in case of loss, theft, or destruction, upon (i) delivery of an affidavit or affirmation, and
(ii) delivery of a bond in such sum and in such form and with such surety or sureties as the Board of Directors (by general or specific resolutions) or the President may approve, indemnifying the corporation against any claim with respect to the certificate or certificates alleged to have been lost, stolen or destroyed. However, the Board may, in its discretion, refuse to issue new certificate or certificates, save upon the order of some Court having jurisdiction in such matters.


                               ARTICLE XII.

                             Transfer of Stock

     Section 1. The stock transfer books of the corporation may from time to time be closed by order of the Board of Directors for any lawful purpose and for such period consistent with law, but not exceeding thirty (30) days at any one time, as the Board of Directors may deem advisable. In lieu of closing the stock transfer books as aforesaid, the Board of Directors may, in its discretion, fix in advance a date not exceeding fifty (50) days or less than ten (10) days next preceding the date of any meeting of stockholders or the date for the payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect, as the record date for the determination of the stockholders entitled to notice of and to vote at any such meeting or entitled to receive any such dividend or to any such allotment of rights or to exercise the rights of any such change, conversion or exchange of capital stock; and, in such case, only such stockholders as shall be stockholders of record at the close of business on the date so fixed shall be entitled to notice of and to vote at such meeting or to receive such payment of dividend or to receive such allotment of rights or to exercise such rights as the case may be, notwithstanding any transfer of stock on the books of the corporation after such record date fixed as aforesaid. In the event the Board of Directors fails to fix in advance the record date for the determination of the stockholders entitled to notice of and to vote at any meeting, no share of stock transferred on the books of the corporation within ten (10) days next preceding the date of a meeting shall be voted at such meeting.

     Section 2. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the legal owner thereof and accordingly shall not be bound to recognize any equitable claim to or interest in such share or shares on the part of any other person whether or not it shall have express or other notice thereof, save as expressly provided in the laws of the State of Indiana.

     Section 3. The assignment of any certificate of stock shall constitute an assignment to the assignee of the shares so assigned and of all dividends on the shares assigned which are declared payable as of a record date subsequent to the date the assignment is recorded on the stock record books of the corporation.


                               ARTICLE XIII.

                                Fiscal Year

     Effective January 1, 1990, the fiscal year of this corporation shall correspond to the calendar year.


                               ARTICLE XIV.

                             Checks for Money

     All checks, drafts or other orders for the payment of funds of this corporation shall be signed by either the Chairman of the Board, the President, or the Treasurer, or by such other individual or individuals as may hereafter, from time to time, be designated by the Board of Directors. No check, draft or other order for the payment of funds of this corporation shall be signed in blank, either as to the amount of the check, draft or other order, or as to the name of the payee.


                                ARTICLE XV.

                                 Dividends

     The Board of Directors may declare and pay dividends out of the unreserved and unrestricted earned surplus of this corporation. Dividends may be declared at any annual, regular or special meeting of the Board of Directors. Dividends may be paid in cash, in property or in the shares of the capital stock of this corporation, as provided by the Articles of Incorporation and the laws of the State of Indiana.


                               ARTICLE XVI.

                                  Notices

     Section 1. A notice required to be given under the provisions of these bylaws to any stockholder, director, officer and member of any committee shall not be construed to mean personal notice but may be given in writing by depositing the same in a post office or letter box in a postpaid sealed wrapper addressed to such stockholder, director, officer and member of any committee at such address as appears upon the books of the corporation, and such notice shall be deemed to be given at the time when the same shall be thus mailed.

     Section 2. Any stockholder, director, officer and member of any committee may waive, in writing, any notice required to be given by these bylaws, either before or after the time said notice should have been issued.


                               ARTICLE XVII.

                         Compensation of Officers

     The officers of this corporation shall receive such compensation for their services as may, from time to time, be fixed by the Board of Directors, and the compensation so fixed shall continue to be payable until the Board of Directors shall have fixed a different compensation, which it may do at any annual, regular, or special meeting.



                              ARTICLE XVIII.

                              Corporate Seal

     The seal of this corporation shall be a plain circular disk having engraved thereon, near the outer edge thereof, at least the words, "CTS Corporation" and in the center thereof the word, "Seal".


                               ARTICLE XIX.

                              Indemnification

     Section 1. GENERAL. The corporation shall, to the fullest extent to which it is empowered to do so by the Indiana Business Corporation Law, or any other applicable laws, as from time to time in effect, indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal, by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or who, while serving as such director, officer, employee or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, whether for profit or not, against expenses (including counsel fees), judgments, settlements, penalties and fines (including excise taxes assessed with respect to employee benefit plans) actually or reasonably incurred by him in accordance with such action, suit or proceeding, if such person acted in good faith and in a manner such person reasonably believed, in the case of conduct in such person s official capacity, was in the best interest of the corporation, and in all other cases, was not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, such person either had reasonable cause to believe the conduct was lawful or no reasonable cause to believe the conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not meet the prescribed standard of conduct.

     Section 2. AUTHORIZATION OF INDEMNIFICATION. To the extent that a director, officer, employee or agent of the corporation has been successful, on the merits or otherwise, in the defense of any action, suit or proceeding referred to in Section 1 of this Article, or in the defense of any claim, issue or matter therein, the corporation shall indemnify such person against expenses (including counsel fees) actually and reasonably incurred by such person in connection therewith. Any other indemnification under
Section 1 of this Article (unless ordered by a court) shall be made by the corporation only as authorized in the specific case, upon a determination that indemnification of the director, officer, employee or agent is permissible in the circumstances because such director, officer, employee or agent has met the applicable standard of conduct. Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not at the time parties to such action, suit or proceeding; or (2) if a quorum cannot be obtained under subdivision
(1), by majority vote of a committee duly designated by the Board of Directors (in which designation directors who are parties may participate), consisting solely of two or more directors not at the time parties to such action, suit or proceeding; or (3) by special legal counsel: (A) selected by the Board of Directors or its committee in the manner prescribed in subdivision (1) or (2), or
(B) if a quorum of the Board of Directors cannot be obtained under subdivision (1) and a committee cannot be designated under subdivision (2), selected by majority vote of the full Board of Directors (in which selection directors who are parties may participate); or (4) by the shareholders, but shares owned by or voted under the control of directors who are at the time parties to such action, suit or proceeding may not be voted on the determination.

     Authorization of indemnification and evaluation as to reasonableness of expenses shall be made in the same manner as the determination that indemnification is permissible, except that if the determination is made by special legal counsel, authorization of indemnification and evaluation as to reasonableness of expenses shall be made by those entitled under subsection (3) to select counsel.

     Section 3. GOOD FAITH DEFINED. For purposes of any determination under Section 1 of this Article XIX, a person shall be deemed to have acted in good faith and to have otherwise met the applicable standard of conduct set forth in Section 1 if such person s action is based on information, opinions, reports, or statements, including financial statements and other financial data, if prepared or presented by (1) one or more officers or employees of the corporation or another enterprise whom such person reasonably believes to be reliable and competent in the matters presented; (2) legal counsel, public accountants, appraisers or other persons as to matters he reasonably believes are within the person's professional or expert competence; or (3) a committee of the Board of Directors of the corporation or another enterprise of which the person is not a member if such person reasonably believes the committee merits confidence. The term "another enterprise" as used in this Section 3 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such person is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent. The provisions of this Section 3 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standards of conduct set forth in Section 1 of this Article XIX.

     Section 4. PAYMENT OF EXPENSES IN ADVANCE. Expenses incurred in connection with any civil or criminal action, suit or proceeding may be paid for or reimbursed by the corporation in advance of the final disposition of such action, suit or proceeding, as authorized in the specific case in the same manner described in Section 2 of this Article, upon receipt of a written affirmation of the director, officer, employee or agent's good faith belief that such person has met the standard of conduct described in Section 1 of this Article and upon receipt of a written undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that such person did not meet the standard of conduct set forth in this Article XIX, and a determination is made that the facts then known to those making the determination would not preclude indemnification under this
Article XIX.

     Section 5. PROVISIONS NOT EXCLUSIVE. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under the Articles of Incorporation, any other bylaw, any resolution of the Board of Directors or shareholders, any other authorization, whenever adopted, after notice, by a majority vote of all voting shares then outstanding, or any contract, both as to action in such person s official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent, and shall inure to the benefit of the heirs, executors and administrators of such a person.

     Section 6. VESTED RIGHT TO INDEMNIFICATION. The right of any individual to indemnification under this Article shall vest at the time of occurrence or performance of any event, act or omission giving rise to any action, suit or proceeding of the nature referred to in Section 1 of this Article and, once vested, shall not later be impaired as a result of any amendment, repeal, alteration or other modification of any or all of these bylaws. Notwithstanding the foregoing, the indemnification afforded under this Article shall be applicable to all alleged prior acts or omissions of any individual seeking indemnification hereunder, regardless of the fact that such alleged acts or omissions may have occurred prior to the adoption of this Article, and to the extent such prior acts or omissions cannot be deemed to be covered by this
Article XIX, the right of any individual to indemnification shall be governed by the indemnification provisions in effect at the time of such prior acts or omissions.

     Section 7. INSURANCE. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or who is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against any liability asserted against or incurred by the individual in that capacity or arising from the individual's status as a director, officer, employee or agent, whether or not the corporation would have power to indemnify the individual against the same liability under this Article.

     Section 8. ADDITIONAL DEFINITIONS. For purposes of this Article, references to "the corporation" shall include any domestic or foreign predecessor entity of the corporation in a merger or other transaction in which the predecessor's existence ceased upon consummation of the transaction.

     For purposes of this Article, serving an employee benefit plan at the request of the corporation shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by such director, officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries. A person who acted in good faith and in a manner such person reasonably believed to be in the best interests of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interest of the corporation" referred to in this Article.

     For purposes of this Article, "party" includes any individual who is or was a plaintiff, defendant or respondent in any action, suit or proceeding, or who is threatened to be made a named defendant or respondent in any action, suit or proceeding.

     For purposes of this Article, "official capacity," when used with respect to a director, shall mean the office of director of the corporation; and when used with respect to an individual other than a director, shall mean the office in the corporation held by the officer or the employment or agency relationship undertaken by the employee or agent on behalf of the corporation. "Official capacity" does not include service for any other foreign or domestic corporation or any partnership, joint venture, trust, employee benefit plan, or other enterprise, whether for profit or not.

     Section 9. PAYMENTS A BUSINESS EXPENSE. Any payments made to any indemnified party under these bylaws or under any other right to indemnification shall be deemed to be an ordinary and necessary business expense of the corporation, and payment thereof shall not subject any person responsible for the payment, or the Board of Directors, to any action for corporate waste or to any similar action.


                                ARTICLE XX.

                                Amendments

     Section 1. These bylaws may be amended, altered, repealed, or added to at any annual or regular meeting of the directors, or at any special meeting thereof.

     Section 2. No amendment, alteration or addition to these bylaws shall become effective unless the same is adopted by the affirmative vote of two-thirds (2/3) of the members of the Board of Directors of this corporation.


                               ARTICLE XXI.

                        Control Share Acquisitions

     As provided for in Section 5 thereof, Chapter 42 of the Indiana Business Corporation Law, shall not apply to control share acquisitions of shares of the corporation made after March 3, 1987.