Form 10-Q
period 1997-03-30
CTS CORP
filed 1997-04-22
CIK 26058

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 30, 1997

                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    March 30, 1997                          1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 18, 1997:  5,228,396



                           Page 1 of 10
                 CTS CORPORATION AND SUBSIDIARIES

                              INDEX

                                                         Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months
     Ended March 30, 1997, and March 31, 1996                3

     Condensed Consolidated Balance Sheets -
     As of March 30, 1997, and December 31, 1996             4

     Condensed Consolidated Statements of Cash
     Flows - For the Three Months Ended March 30,
     1997, and March 31, 1996                                5

     Notes to Condensed Consolidated Financial
     Statements                                              6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   7-8


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                              9

     Item 6.  Exhibits and Reports on Form 8-K               9


SIGNATURES                                                  10

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
             (In thousands of dollars, except per share amounts)

                                                     Three Months Ended
                                                   March 30,     March 31,
                                                      1997          1996

Net sales                                            $91,269       $80,186
Costs and expenses:
  Cost of goods sold                                  65,978        60,387
  Selling, general and administrative expenses        11,824        10,952
  Research and development expenses                    2,974         2,260

    Operating earnings                                10,493         6,587

Other expenses (income):
  Interest expense                                       263           436
  Other                                                 (808)         (855)
Total other expenses (income)                           (545)         (419)
Earnings before income taxes                          11,038         7,006
Income taxes                                           4,084         2,592

    Net earnings                                     $ 6,954       $ 4,414

Net earnings per share                                $ 1.32       $   .83

Cash dividends declared per share                    $   .18       $   .15

Average common and common equivalent
  shares outstanding                               5,267,396     5,294,933



See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                       CTS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands of dollars)

                                                 March 30,  December 31,
                                                   1997          1996*
ASSETS                                       (Unaudited)

Current Assets
   Cash                                           $ 46,556      $ 44,957
   Accounts receivable, less allowances
     (1997--$669; 1996--$622)                       54,654        43,984
   Inventories--Note C                              37,197        38,761
   Other current assets                              5,500         3,787
   Deferred income taxes                             6,712         6,712
               Total current assets                150,619       138,201

Property, Plant and Equipment, less accumulated
  depreciation (1997--$132,386; 1996--$133,286)     56,919        56,103
Other Assets
   Goodwill, less accumulated amortization
     (1997--$8,531; 1996-$8,361)                     3,861         4,039
   Prepaid pension                                  51,826        50,152
   Other                                               757           877

               Total other assets                   56,444        55,068

                                                  $263,982      $249,372

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term obligations       $2,416        $2,427
  Accounts payable                                  22,965        17,146
  Accrued liabilities                               35,793        31,818
               Total current liabilities            61,174        51,391

Long-term Obligations                               11,210        11,220
Deferred Income Taxes                               16,146        16,146
Postretirement Benefits                              4,315         4,383
Shareholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares      33,401        33,540
  Retained earnings                                150,125       144,112
  Cumulative translation adjustment                    349         1,373
                                                   183,875       179,025
  Less cost of common stock held in treasury:
    1997--579,635 shares; 1996--582,075 shares      12,738        12,793
               Total shareholders' equity          171,137       166,232

                                                  $263,982      $249,372

 *The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                         (In thousands of dollars)

                                                       Three Months Ended
                                                    March 30,      March 31,
                                                       1997           1996
Cash flows from operating activities:
  Net earnings                                      $ 6,954        $ 4,414
    Depreciation and amortization                     3,768          3,250
    (Increase) decrease in:
      Accounts receivable                           (10,670)        (2,153)
      Inventories                                     1,564            784
      Other current assets                           (1,713)        (1,114)
      Prepaid pension asset                          (1,674)        (1,309)
      Other                                              43           (105)
    Increase in:
      Accounts payable & accrued liabilities          9,794          4,624
      Total adjustments                               1,112          3,977
    Net cash provided by operating activities         8,066          8,391

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                             6            128
  Capital expenditures                               (4,833)        (4,247)
    Net cash used in investing activities            (4,827)        (4,119)

Cash flows from financing activities:
  Payments of long-term obligations                                     (1)
  Increase in notes payable                                          1,365
  Dividend payments                                    (940)          (783)
  Other                                                (150)           113
    Net cash (used in) provided by financing
      activities                                     (1,090)           694

Effect of exchange rate changes on cash                (550)            66
Net increase in cash                                  1,599          5,032
Cash at beginning of year                            44,957         37,271
Cash at end of period                               $46,556        $42,303

Supplemental cash flow information
 Cash paid during the period for:
    Interest                                        $   278        $   429
    Income Taxes--Net                               $   852        $ 1,179



See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          March 30, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the three-month period ended March 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K.

NOTE B--RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to the classifications adopted in 1997.


NOTE C--INVENTORIES

The components of inventory consist of the following:

                                                    (In thousands)
                                              March 30,     December 31,
                                                 1997           1996

         Finished goods                        $ 6,838        $ 8,504
         Work-in-process                        16,374         17,138
         Raw material                           13,985         13,119

                                               $37,197        $38,761


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


Material Changes in Financial Condition:  Comparison of March 30,
1997, to December 31, 1996

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:
                                                (Dollars in thousands)
                                       March 30, December 31,     Increase
                                           1997         1996     (Decrease)

Cash                                    $ 46,556     $ 44,957       $1,599
Accounts receivable, net                  54,654       43,984       10,670
Inventories, net                          37,197       38,761       (1,564)
Current assets                           150,619      138,201       12,418
Accounts payable                          22,965       17,146        5,819
Current liabilities                       61,174       51,391        9,783
Working capital                           89,445       86,810        2,635
Current ratio                               2.46         2.69         (.23)
Interest bearing debt                     13,408       13,428          (20)
Net tangible worth                       167,276      162,193        5,083
Ratio of interest bearing debt
  to net tangible worth                      .08          .08           --


From December 31, 1996, to March 30, 1997, working capital of CTS Corporation and its subsidiaries ("CTS" or "Company") increased $2.6 million. The improved working capital position primarily reflects a general increase in business activity which resulted in higher cash and accounts receivable balances. These effects were offset by related, but lower, increases in accounts payable and accrued liabilities. The current ratio decreased due to the relative increase in current liabilities, primarily accounts payable.

Capital expenditures were $4.8 million during the first quarter, compared with $4.2 million for the same period a year earlier.
These capital expenditures were primarily for increased manufacturing capacity, new products and manufacturing improvement programs.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of First
Quarter 1997 to First Quarter 1996

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending March 30, 1997, and March 31, 1996:

                                                (Dollars in thousands)
                                       March 30,     March 31,      Increase
                                          1997          1996       (Decrease)

Net sales                                $91,269       $80,186       $11,083
Gross earnings                            25,291        19,799         5,492
Gross earnings as a percent
  of sales                                 27.71%        24.69%         3.02%
Selling, general and
  administrative expenses                 11,824        10,952           872
Selling, general and
  administrative expenses as
  a percent of sales                       12.96%        13.66%        (0.70)%
Research and development
  expenses                                 2,974         2,260           714
Operating earnings                        10,493         6,587         3,906
Operating earnings as a
  percent of sales                         11.50%         8.21%         3.29%
Interest expense                             263           436          (173)
Earnings before income taxes              11,038         7,006         4,032
Income taxes                               4,084         2,592         1,492
Income tax rate                            37.00%        37.00%

Net sales increased by $11.1 million, or 13.8% from the first quarter of 1996. Sales increases occurred principally as a result of increased customer demand for interconnect, automotive sensor, resistor networks and microelectronics products in the North American and European markets.

Gross earnings improved primarily due to the sales and production volume increases, as well as continuing efforts to control manufacturing expenses.

Selling, general and administrative expenses in dollars increased slightly as a result of the increased business levels, but decreased as a percentage of sales due to continued expense controls.

Research and development expenses increased 31.6% as the Company continued investment efforts in new product development and improvements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of First
Quarter 1997 to First Quarter 1996 (Continued)


The increase in operating earnings is principally due to the higher sales volume, higher absorption of manufacturing expenses and continued control of operating expenses.



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


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    (99) Additional exhibit

       Severance Agreement, dated April 11, 1997, between CTS Corporation and Joseph P. Walker, Philip T. Christ, Stanley
       J. Aris, Jeannine M. Davis, James L. Cummins, James N. Hufford, Donald R. Schroeder, George T. Newhart, Gary N. Hoipkemier, Ian M. Archer, James K. C. Chen, R. Clayton Crum, George A. Harding, Timothy L. Hartigan, William J. Kaska and John D. Watson.

b.  Forms 8-K

    None






                           Page 9 of 10
                            SIGNATURES


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




Dated:   April 22, 1997




















                          Page 10 of 10