Form 10-Q
period 1997-06-29
CTS CORP
filed 1997-08-12
CIK 26058

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549





                            FORM 10-Q


         Quarterly Report pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
           for the Quarterly Period Ended June 29, 1997







                         CTS CORPORATION
                     905 West Boulevard North
                      Elkhart, Indiana 46514
                          (219)293-7511



  Indiana                  1-4639               35-0225010
(State of           (Commission File No.)    (IRS Employer
Incorporation)                               Identification No.)



The Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the period that the Company was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

The number of shares of the Company's Common Stock outstanding at August 8, 1997, was 5,248,063.

                    CTS CORPORATION FORM 10-Q

                              INDEX

                                                         Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months and Six
     Months ended June 29, 1997, and June 30, 1996           3

     Condensed Consolidated Balance Sheets -
     As of June 29, 1997, and December 31, 1996              4

     Condensed Consolidated Statements of Cash
     Flows - For the Six Months Ended June 29,
     1997, and June 30, 1996                                 5

     Notes to Condensed Consolidated Financial
     Statements                                            6-8


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                  8-13


PART II -- OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of
              Security Holders                              14

     Item 6.  Exhibits and Reports on Form 8-K           14-16


SIGNATURES                                                  17

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                     CTS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
            (In thousands of dollars, except per share amounts)

                             Three Months Ended         Six Months Ended
                            June 29,     July 30,     June 29,    June 30,
                              1997         1996         1997        1996

Net sales                  $107,482      $83,820     $198,751     $164,006
Costs and expenses:
   Cost of goods sold        78,645       61,946      144,623      122,333
   Selling, general and
    administrative expenses  12,042       11,028       23,866       21,980
   Research and development
    expenses                  3,075        2,628        6,049        4,888

     Operating earnings      13,720        8,218       24,213       14,805

Other expenses (income):
   Interest expense             410          351          673          787
   Other                       (115)        (610)        (923)      (1,465)
Total other expense (income)    295         (259)        (250)        (678)
Earnings before income
 taxes                       13,425        8,477       24,463       15,483
Income taxes                  4,967        3,137        9,051        5,729

     Net earnings           $ 8,458      $ 5,340     $ 15,412      $ 9,754

Net earnings per share      $  1.60      $  1.03     $   2.92     $   1.86

Cash dividends declared
 per share                  $   .18      $   .18     $    .36     $    .33

Average common and common
  equivalent shares
  outstanding             5,290,345    5,257,468    5,282,201    5,254,122


See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                                  June 29,    December 31,
                                                    1997           1996*
ASSETS                                          (Unaudited)

Current Assets
   Cash                                           $30,656       $ 44,957
   Accounts receivable, less allowances
     (1997--$692; 1996--$622)                      67,555         43,984
   Inventories--Note B                             33,687         38,761
   Other current assets                             4,863          3,787
   Deferred income taxes                            6,712          6,712
               Total current assets               143,473        138,201

Property, Plant and Equipment, less accumulated
  depreciation (1997--$135,223; 1996--$133,286)    59,028         56,103

Other Assets
   Investment in DCA--Note C                       68,509
   Goodwill, less accumulated amortization
     (1997--$8,700; 1996--$8,361)                   3,717          4,039
   Prepaid pension                                 53,570         50,152
   Other                                            1,555            877

               Total other assets                 127,351         55,068

                                                 $329,852       $249,372
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term obligations       3,923          2,427
  Accounts payable                                 26,351         17,146
  Accrued liabilities                              40,287         31,818
               Total current liabilities           70,561         51,391

Long-term Obligations--Note D                      59,506         11,220
Deferred Income Taxes                              16,146         16,146
Postretirement Benefits                             4,313          4,383

Shareholders' Equity:
  Common stock-authorized 8,000,000 shares
    without par value; issued 5,807,031 shares     33,564         33,540
  Retained earnings                               157,642        144,112
  Cumulative translation adjustment                   812          1,373
                                                  192,018        179,025
  Less cost of common stock held in treasury:
    1997--576,843 shares; 1996--582,075 shares     12,692         12,793
               Total shareholders' equity         179,326        166,232

                                                 $329,852       $249,372

 *The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                        (In thousands of dollars)

                                                      Six Months Ended
                                                   June 29,       June 30,
                                                     1997           1996
Cash flows from operating activities:
  Net earnings                                      $15,412        $ 9,754
   Depreciation and amortization                      7,635          6,492
   (Increase) decrease in:
     Accounts receivable                            (23,571)        (7,734)
     Inventories                                      5,074          1,252
     Other current assets                            (1,076)        (1,175)
     Prepaid pension asset                           (3,418)        (2,643)
     Other                                              349            (21)
   Increase in:
     Accounts payable and accrued liabilities        17,674          6,639
     Total adjustments                                2,667          2,810
   Net cash provided by operating activities         18,079         12,564

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                           134            213
  Capital expenditures                              (10,553)        (9,298)
  Investment in DCA--Note C                         (68,509)
    Net cash used in investing activities           (78,928)        (9,085)

Cash flows from financing activities:
  Term loan borrowings--Note D                       50,000
  Credit agreement arrangement fee                     (937)
  Payments of long-term obligations                    (214)          (197)
  Decrease in notes payable                                         (6,657)
  Dividend payments                                  (1,881)        (1,565)
  Other                                                 (31)           246
    Net cash provided by (used in) financing
      activities                                     46,937         (8,173)

Effect of exchange rate changes on cash                (389)           170
Net decrease in cash                                (14,301)        (4,524)
Cash at beginning of year                            44,957         37,271
Cash at end of period                               $30,656        $32,747

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                        $   558        $   799
    Income Taxes--Net                               $ 4,201        $ 2,664



 See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited, in thousands of dollars except per share data)
                          June 29, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation ("CTS" or "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                              June 29,   December 31,
                                                1997          1996

         Finished goods                        $ 6,836        $ 8,504
         Work-in-process                        14,108         17,138
         Raw material                           12,743         13,119

                                               $33,687        $38,761

Part I.  -- FINANCIAL INFORMATION

NOTE C-- PROPOSED MERGER

The Company, on May 9, 1997, entered into an Agreement and Plan of Merger with Dynamics Corporation of America ("DCA") providing for the acquisition of DCA by the Company pursuant to a merger of DCA and a subsidiary of the Company (the "Merger") in accordance with the Merger agreement. In the Merger, each DCA common share not owned by CTS will, at the election of the shareholders, be converted into either $58.00 in cash (the "Cash Election") or 0.88 CTS common shares. The Cash Election is limited to 49.9% of DCA's common shares less the DCA common shares owned by CTS prior to the Merger. This Merger is subject to the approval of the shareholders of DCA and of the Company, and other customary conditions.

The Company, on June 13, 1997, pursuant to a tender offer, purchased 30.3% of the outstanding DCA common shares for $65,439.
Subsequently, the Company purchased additional shares of DCA common stock for $3,070.

The Company expects to complete the Merger during the third quarter of 1997. The investment in DCA is being stated at cost until completion of the Merger. Following the effective time of the Merger, the total purchase price (including acquisition costs) will be determined and CTS will be required to allocate the purchase price to the fair value of DCA's assets, including 2,303,100 CTS common shares presently owned by DCA, and liabilities. Such allocation will be based on various factors, including appraisals of the operating assets and liabilities of DCA, the identification and valuation of intangible assets (which CTS presently believes are not material) and the finally determined purchase price for purposes of accounting for the Merger. Depending upon the circumstances, CTS may be required to charge the difference between the purchase price and the value of the CTS common shares reacquired as a result of the Merger to net earnings currently to reflect the amount of such difference, net of changes in the other components of the purchase price allocation described above. Any such charge will, however, be a non-cash item which CTS does not believe will have any material adverse effect on its prospective financial position or results of operations.

On May 9, 1997, 450,000 shares of stock options were granted to certain key Company officers at $62.50 per share, subject to shareholder approval and the consummation of the Merger.
Based on recent CTS stock prices, these options will immediately vest upon shareholder approval and consummation of the Merger resulting in a one-time, non-cash charge against net earnings. Assuming a price of $85.00 per share, at the consummation of the Merger, the charge against net earnings will be $6,075 (net of income tax benefit of $4,050).

NOTE D-- LONG-TERM OBLIGATIONS

The Company, on June 16, 1997, entered into a Credit Agreement with a group of banks which provides financing of up to $125,000. This six-year, unsecured credit facility consists of a $50,000 term loan commitment and a $75,000 revolving credit facility. On June 16, 1997, the Company borrowed $50,000 under the term loan commitment to purchase DCA common stock (See Note C--Proposed Merger).

Part I.  -- FINANCIAL INFORMATION

The borrowing rate through March 31, 1998, is LIBOR plus 0.50% with adjustments thereafter. At June 29, 1997, the rate on the term loan was 6.03%. The Company paid an arrangement fee of $937 for this credit facility. There is a commitment fee on the unused portion of the revolving credit facility of 0.175% per annum. The term loan matures on a quarterly basis. These maturities, on an annual basis, are $3,000 in 1998, $5,000 in 1999, $10,000 in 2000,
2001, and 2002, respectively, and $12,000 in 2003.

The Credit Agreement contains customary limitations and restrictive financial covenants. The covenants include financial maintenance tests consisting of a leverage ratio, a minimum tangible net worth test and a fixed charge coverage ratio which is the most restrictive of these covenants. The term loan has prepayment provisions if certain events occur.

The Company terminated the previously existing $45,000 unsecured revolving credit agreement.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material Changes in Financial Condition:  Comparison of June 29,
1997, to December 31, 1996

CTS Corporation ("CTS" or the "Company"), on May 9, 1997, entered into an Agreement and Plan of Merger with Dynamics Corporation of America ("DCA") providing for the acquisition of DCA by the Company pursuant to a merger of DCA and a subsidiary of the Company (the "Merger") in accordance with the Merger agreement. In the Merger, each DCA common share not owned by CTS will, at the election of the shareholders, be converted into either $58.00 in cash (the Cash Election") or 0.88 CTS common shares. The Cash Election is limited to 49.9% of DCA's common shares less the DCA common shares owned by CTS prior to the Merger. This Merger is subject to the approval of the shareholders of DCA and of the Company, and other customary conditions.

The Company, on June 13, 1997, pursuant to a tender offer, purchased 30.3% of the outstanding DCA common shares for $65,439.
Subsequently, the Company purchased additional shares of DCA common stock for $3,070.

DCA owns 44.0% of the outstanding CTS common stock. DCA operates in six business units manufacturing electronic components, mobile vans and transportable shelters for specialized electronic and medical diagnostic equipment, portable electric housewares and

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Material Changes in Financial Condition:  Comparison of June 29,
1997, to December 31, 1996 (Continued)


commercial appliances, air distribution equipment, specialized air-conditioning equipment and generator sets. Following the merger, it is anticipated that DCA's frequency control and heat dissipating businesses will be integrated into complementary CTS operations. The Company intends to seek to improve the results of operations of DCA's other business units. It also intends to evaluate and review DCA's operations and the potential opportunities for synergies with the Company's operations, and to consider what, if any, changes would be desirable in light of the results of such evaluations and reviews. After such review, it is possible that the Company will seek to dispose of certain businesses or assets of DCA.

Following the effective time of the Merger, the total purchase price (including acquisition costs) will be determined and CTS will be required to allocate the purchase price to the fair value of DCA's assets, including 2,303,100 CTS common shares presently owned by DCA, and liabilities. Such allocation will be based on various factors, including appraisals of the operating assets and liabilities of DCA, the identification and valuation of intangible assets (which CTS presently believes are not material) and the finally determined purchase price for purposes of accounting for the Merger. Depending upon the circumstances, CTS may be required to charge the difference between the purchase price and the value of the CTS common shares reacquired as a result of the Merger to net earnings currently to reflect the amount of such difference, net of changes in the other components of the purchase price allocation described above. Any such charge will, however, be a non-cash item which CTS does not believe will have any material adverse effect on its prospective financial position or results of operations.

On May 9, 1997, 450,000 shares of stock options were granted to certain key Company officers at $62.50 per share, subject to shareholder approval and the consummation of the Merger.
Based on recent CTS stock prices, these options will immediately vest upon shareholder approval and consummation of the Merger resulting in a one-time, non-cash charge against net earnings. Assuming a price of $85.00 per share, at the consummation of the Merger, the charge against net earnings will be $6,075 (net of income tax benefit of $4,050).

To finance this acquisition, the Company entered into a credit agreement with a group of banks which provides financing of up to $125,000. The Company, on June 16, 1997, borrowed $50,000 on a six-year term loan. This credit facility is available for general business purposes.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Material Changes in Financial Condition:  Comparison of June 29,
1997, to December 31, 1996 (Continued)


The following table highlights significant changes in balance sheet items and ratios and other information related to liquidity and capital resources:

                                       (Dollars in thousands)
                                        June 29, December 31,     Increase
                                           1997         1996     (Decrease)

Cash                                     $30,656     $ 44,957      (14,301)
Accounts receivable, net                  67,555       43,984       23,571
Inventories, net                          33,687       38,761       (5,074)
Current assets                           143,473      138,201        5,272
Accounts payable                          26,351       17,146        9,205
Current liabilities                       70,561       51,391       19,170
Working capital                           72,912       86,810      (13,898)
Current ratio                               2.03         2.69         (.66)
Long-term obligations                     63,429       13,647       49,782
Tangible net worth                       175,609      162,193       13,416
Ratio of long-term obligations
  to tangible net worth                      .36          .08          .28


Working capital and the current ratio decreased primarily due to a $14.3 million decrease in cash, as the Company utilized some of its excess cash combined with its $50,000 term loan to purchase DCA common stock. Within the working capital accounts, accounts receivable increased $23.6 million resulting from increased sales. This was partially offset by a decrease in inventories of $5.1 million and increases in accounts payable of $9.2 million and accrued liabilities of $8.5 million. These changes are primarily due to the increase in sales and production levels. Current maturities of long-term obligations increased $1.5 million, representing the two initial installment payments on the $50.0 million term loan.

Capital expenditures were $10.6 million during the first six months of 1997, compared with $9.3 million for the same period a year earlier. These capital expenditures were primarily for increased manufacturing capacity, new products and manufacturing improvement programs.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Material Changes in Financial Condition:  Comparison of June 29,
1997, to December 31, 1996 (Continued)


The Merger, when combined with a stock split in the form of a 1:1 stock dividend expected to be effected in connection therewith, is expected substantially to increase the liquidity in the market for CTS shares and to decrease the concentration of ownership of CTS shares.

The Company believes that cash on hand, cash from operations and other capital resources available to the Company, including borrowings under the Credit Agreement, will be sufficient to fund the Company's capital requirements. The Company may, depending upon conditions in the capital markets and other factors, consider other capital transactions further to increase the Company's financial flexibility, to reduce its overall cost of capital or for other purposes.

Debt increased due to the $50.0 million term loan borrowing.


Material Changes in Results of Operations:  Comparison of Second
Quarter 1997 to Second Quarter 1996

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending June 29, 1997, and June 30, 1996:
                                              (Dollars in thousands)
                                        June 29,      June 30,     Increase
                                          1997          1996      (Decrease)

Net sales                               $107,482      $83,820        $23,662
Gross earnings                            28,837       21,874          6,963
Gross earnings as a percent
  of sales                                 26.83%       26.10%           .73%
Selling, general and
  administrative expenses                 12,042       11,028          1,014
Selling, general and
  administrative expenses as
  a percent of sales                       11.20%       13.16%         (1.96%)
Research and development
  expenses                                 3,075        2,628            447
Operating earnings                        13,720        8,218          5,502
Operating earnings as a
  percent of sales                         12.76%        9.80%          2.96%
Interest expense                             410          351             59
Earnings before income taxes              13,425        8,477          4,948
Income taxes                               4,967        3,137          1,830
Net earnings                               8,458        5,340          3,118
Income tax rate                            37.00%       37.00%            --

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Material Changes in Results of Operations:  Comparison of Second
Quarter 1997 to Second Quarter 1996 (Continued)

Net sales increased by $23.7 million, or 28.2% compared to the second quarter of 1996. The improvement in sales reflects increasing demand for electronic components, particularly the automotive, microelectronics and commercial interconnect products serving the automotive, computer equipment and communications equipment markets in North America and Europe.

Gross earnings improved primarily due to the sales and production volume increases, as well as to continuing efforts to control manufacturing expenses.

Selling, general and administrative expenses increased $1.0 million, but decreased as a percentage of sales. The increased expenses are primarily due to increased variable expenses associated with the higher level of sales.

Research and development expenses increased by $0.4 million, primarily due to the continuation of new product development programs, particularly for automotive products.

Material Changes in Results of Operations:  Comparison of First
Half of 1997 to First Half of 1996

The following table highlights changes in significant components of the consolidated statements of earnings for the six-month periods ending June 29, 1997, and June 30, 1996:
                                               (Dollars in thousands)
                                        June 29,      June 30,      Increase
                                          1997          1996       (Decrease)

Net sales                               $198,751      $164,006       $34,745
Gross earnings                            54,128        41,673        12,455
Gross earnings as a percent
  of sales                                 27.23%        25.41%         1.82%
Selling, general and
  administrative expenses                 23,866        21,980         1,886
Selling, general and
  administrative expenses as
  a percent of sales                       12.01%        13.40%        (1.39%)
Research and development
  expenses                                 6,049         4,888         1,161
Operating earnings                        24,213        14,805         9,408
Operating earnings as a
  percent of sales                         12.18%         9.03%         3.15%
Interest expense                             673           787          (114)
Earnings before income taxes              24,463        15,483         8,980
Income taxes                               9,051         5,729         3,322
Net earnings                              15,412         9,754         5,658
Income tax rate                            37.00%        37.00%           --

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Material Changes in Results of Operations:  Comparison of First
Half of 1997 to First Half of 1996 (Continued)


For the first half of 1997, net sales increased $34.7 million, a 21.2% increase compared to the first half of 1996. Consistent with the second quarter of 1997, improvement was realized as a result of the continuing higher demand for automotive, microelectronic and commercial interconnect products serving the automotive, computer equipment and communications equipment markets.

Gross earnings have improved over the first half of 1996, primarily as a result of the higher sales volume. Sales and production volume increases have favorably affected operating efficiencies.

Selling, general and administrative expenses have increased $1.9 million, but decreased as a percent of sales. The increased expenses are primarily due to higher variable expenses associated with the higher level of sales.

Research and development expenses have increased by $1.2 million, or 23.8%, during the first half of 1997, primarily due to the new product development programs, particularly for automotive products.

Part II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CTS Corporation was convened on April 25, 1997, and concluded on June 24, 1997.

Each of the five director-nominees identified below was re-elected to a one-year term as director of the Corporation with the following votes reported of the 3,794,041 eligible to vote and represented at the meeting:

                                       Votes
                           Votes       Cast
Director-Nominee          Cast For    Against     Abstentions

Lawrence J. Ciancia       3,769,678   5,178        19,185
Patrick J. Dorme          3,766,822   8,034        19,185
Gerald H. Frieling, Jr.   3,767,938   6,918        19,185
Andrew Lozyniak           3,766,696   8,160        19,185
Joseph P. Walker          3,769,529   5,327        19,185

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    (3)(a)  Articles of Incorporation, as amended April 16, 1973,
            (incorporated by reference to Exhibit (3)(a) to the Company's Annual Report on Form 10-K for 1987.)

    (3)(b) Bylaws, effective December 31, 1992, (incorporated by reference to Exhibit (3)(b) to the Company's
            Annual Report on Form 10-K/A for 1992, filed April 8,
            1997).

    (10)(a) Employment Agreement, dated as of May 9, 1997, between the Company and Joseph P. Walker (incorporated by reference to Exhibit (c)(2) to the Schedule 14D-1 filed by the Company on May 16, 1997).

    (10)(b) Prototype indemnification agreement, with Lawrence J.
            Ciancia, Patrick J. Dorme, Gerald H. Frieling, Jr.,
            Andrew Lozyniak, Joseph P. Walker, Philip T. Christ,
            Jeannine M. Davis, George T. Newhart and Gary N.
            Hoipkemier (incorporated by reference to Exhibit (10)(b) to the Company's Annual Report on Form 10-K for 1991).

a.  Exhibits (Continued)

    (10)(c) CTS Corporation 1982 Stock Option Plan, as amended
            February 24, 1989, (incorporated by reference to Exhibit
            (10)(d) to the Company's Annual Report on Form 10-K for 1989).

    (10)(d) CTS Corporation 1986 Stock Option Plan, approved by the shareholders on May 30, 1986, as amended and restated on May 9, 1997, filed herewith.

    (10)(e) CTS Corporation 1988 Restricted Stock and Cash Bonus
            Plan approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997, filed herewith.

    (10)(f) CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997, filed herewith.

    (10)(g) Prototype indemnification agreement, with Stanley J. Aris, James L. Cummins, James N. Hufford and Donald R. Schroeder (incorporated by reference to Exhibit (10)(g) to the Company's Annual Report on Form 10-K for 1995).

    (10)(h) Amended and Restated Agreement and Plan of Merger, dated as of May 9, 1997, and amended and restated on July 17, 1997, among the Company, CTS First
            Acquisition Corp., a wholly owned subsidiary of the Company ("Sub"), and DCA (incorporated by reference to Exhibit (c)(6) to Amendment No. 3 to the Schedule 13D filed by the Company in respect of DCA on July 18, 1997, (the "Schedule 13-D").

    (10)(i) Shareholders Agreement, dated as of July 17, 1997, among the Company, Sub, WHX Corporation ("WHX") and SB Acquisition Corp., a subsidiary of WHX (incorporated by reference to Exhibit (c)(7) to the Schedule 13-D).

    (10)(j) Employment Agreement, dated as of May 9, 1997, between the Company and Andrew Lozyniak (incorporated by reference to Exhibit 10.5 of DCA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, (the "DCA 10-Q").

    (10)(k) Employment Agreement, dated as of May 9, 1997, between the Company and Patrick J. Dorme (incorporated by reference to the DCA 10-Q).

a.  Exhibits (Continued)

    (10)(l) Employment Agreement, dated as of May 9, 1996, between the Company and Henry V. Kensing (incorporated by reference to the DCA 10-Q).

    (10)(m) The Form of Severance Agreement, dated April 11, 1997, between the Company and certain officers of the Company (incorporated by reference to Exhibit (a)(99) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997) and amendment thereto, dated May 9, 1997, filed herewith.

    (21)    Subsidiaries as of June 29, 1997, filed herewith.

    (27) Financial Data Schedule (filed only electronically with the SEC).

b.  Reports on Forms 8-K

    Press release of May 12, 1997, announcing CTS and Dynamics
    Corporation of America agreement to merge; filed May 12, 1997.

    Public notice that Annual Meeting of Shareholders of April 25, 1997, was adjourned until June 16, 1997; filed April 25, 1997.

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




Dated:     August 12, 1997