Form 10-K/A
period 1996-12-31
CTS CORP
filed 1997-08-19
CIK 26058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-K/A

                      Annual Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934
                    For fiscal year ended December 31, 1996
                            ------------------------

                                CTS CORPORATION
                            905 West Boulevard North
                             Elkhart, Indiana 46514
                                 (219) 293-7511
                    Web site address: http://www.ctscorp.com

                            ------------------------

   Incorporated in Indiana      Commission File No. 1-4639         IRS No. 35-0225010

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
            Common Stock, without par value                               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                            ------------------------

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

There were 5,226,496 shares of Common Stock, without par value, outstanding on March 7, 1997.

    The aggregate market value of the voting stock held by non-affiliates of CTS Corporation was approximately $132.5 million on March 7, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the CTS Corporation 1996 Annual Report for the fiscal year ended December 31, 1996, incorporated by reference in Part I and Part II.

(2) Certain portions of the CTS Corporation Form 10-K for the 1987 fiscal year ended January 3, 1988, incorporated by reference in Part IV.

(3) Certain portions of Registration Statement No. 33-27749, effective March 23, 1989, incorporated by reference in Part IV.

(4) Certain portions of the 1989 Proxy Statement for annual meeting of shareholders held April 28, 1989, incorporated by reference in Part IV.

(5) Certain portions of the CTS Corporation Form 10-K for the 1989 fiscal year ended December 31, 1989, incorporated by reference in Part IV.

(6) Certain portions of the CTS Corporation Form 10-K for the 1991 fiscal year ended December 31, 1991, incorporated by reference in Part IV.

(7) Certain portions of the CTS Corporation Form 10-K for the 1992 fiscal year ended December 31, 1992, incorporated by reference in Part IV.

(8) Certain portions of the CTS Corporation Form 10-K for the 1994 fiscal year ended December 31, 1994, incorporated by reference in Part IV.

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

                   FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

    All of the Company's products are considered one industry segment. Sales to unaffiliated customers, operating earnings and identifiable assets, by geographic area, are contained in "Note G--Business Segment and Non-U.S. Operations," page 16, of the CTS Corporation 1996 Annual Report, and is incorporated herein by reference.

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

    During the past three years, six classes of similar product lines accounted for 10% or more of consolidated revenue during one or more years, as follows:

                                                            PERCENT OF CONSOLIDATED REVENUE
                                                      -------------------------------------------
CLASS OF SIMILAR PRODUCTS                                 1996           1995           1994
----------------------------------------------------  -------------  -------------  -------------
Automotive control devices..........................           30             29             30
Interconnect products...............................           20             14             17
Frequency control devices...........................           13             16             15
Resistor networks...................................           12             12             11
Hybrid microcircuits................................            5              8             10
Other...............................................           20             21             17
                                                              ---            ---            ---
Total...............................................          100%           100%           100%

                                    MARKETS

    CTS estimates that its products have been sold in the following electronics OEM and distribution markets and in the following percentages during the preceding three fiscal years:

                                                            PERCENT OF CONSOLIDATED REVENUE
                                                      -------------------------------------------
MARKETS                                                   1996            1995           1994
----------------------------------------------------  -------------  ---------------  -----------
Automotive..........................................           34              36             38
Computer Equipment..................................           21              19             17
Communications Equipment............................           20              18             17
Instruments and Controls............................           11              10              9
Defense and Aerospace...............................            7               8             11
Distribution........................................            6               6              5
Consumer Electronics................................            1               3              3
                                                              ---             ---            ---
Total...............................................          100%            100%           100%

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

    CTS uses the services of independent sales representatives and distributors in the United States and other countries for customers not serviced by CTS sales engineers. Sales representatives receive commissions from CTS. During 1996, about 54% of net sales were attributable to coverage by sales representatives. Independent distributors purchase products from CTS for resale to customers. In 1996, independent distributors accounted for about 6% of net sales.

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

    The Company does not presently anticipate any raw material shortages which would significantly affect production. However, the lead times between the placement of orders for certain raw materials and actual delivery to CTS may vary significantly, and the Company may from time to time be required to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times for delivery.

    Precious metals prices have a significant effect on the manufacturing cost and selling prices of many CTS products, particularly some switches, interconnect products, resistor networks and hybrid microcircuits. CTS has continuing programs to reduce the precious metals content of several products, when consistent with customer specifications.

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

                                MAJOR CUSTOMERS

    CTS' 15 largest customers represented about 62%, 61% and 62% of net sales in 1996, 1995 and 1994, respectively. Sales to General Motors Corporation ("GM") represented more than 10% of CTS' net sales in each of the last three years (ranging from 15% to 18% of net sales over such period). The loss of, or reduction in, orders from GM could have a material adverse effect on CTS.

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

                                  COMPETITION

    CTS competes with many domestic and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery and service. Most product lines of CTS encounter significant competition. The number of significant competitors varies from product line to product line. No single competitor competes with CTS in every product line, but many competitors are larger and more diversified than CTS. Some competitors are divisions or affiliates of customers. CTS is subject to competitive risks inherent to the electronics industry such as shorter product life cycles and technical obsolescence.

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

               FINANCIAL INFORMATION ABOUT NON-U.S. AND DOMESTIC
                          OPERATIONS AND EXPORT SALES

    Information about revenue from sales to unaffiliated customers, operating earnings and identifiable assets, by geographic area, is contained in "Note G--Business Segment and Non-U.S. Operations," page 16, of the CTS Corporation 1996 Annual Report, and is incorporated herein by reference.

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

ITEM 2. PROPERTIES

    CTS operations or facilities are at the following locations. The owned properties are not subject to material liens or encumbrances.

LOCATION                                                                                             EXPIRES
-----------------------------------------------------------------------                         ------------------
Elkhart, IN............................................................     521,813  Owned              --
Berne, IN..............................................................     248,726  Owned              --
Singapore..............................................................     158,926  Owned*             --
Kaohsiung, Taiwan......................................................     132,887  Owned*             --
Streetsville, Ontario, Canada..........................................     111,740  Owned              --
West Lafayette, IN.....................................................     105,983  Owned              --
Sandwich, IL...........................................................      94,173  Owned              --
Brownsville, TX........................................................      84,679  Owned              --
Bentonville, AR........................................................      72,000  Owned              --
Glasgow, Scotland......................................................      75,000  Owned              --
New Hope, MN (Science Center Dr.)......................................      55,000  Leased       December 1998
Bangkok, Thailand......................................................      53,000  Owned              --
Matamoros, Mexico......................................................      50,590  Owned*             --
Baldwin, WI............................................................      39,050  Owned              --
Cokato, MN.............................................................      36,000  Owned              --
Burlington, WI.........................................................       5,000  Leased         April 1997
                                                                         ----------
TOTAL..................................................................   1,844,567

------------------------

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

    The principal market for CTS common stock is the New York Stock Exchange. Information relative to the high and low trading prices for CTS Common Stock for each quarter of the past two years and the frequency and amount of dividends declared during the previous two years can be located in "Shareholder Information," page 2, of the CTS Corporation 1996 Annual Report, incorporated herein by reference. On March 7, 1997, there were approximately 977 holders of record of CTS common stock.

    The Company intends to continue a policy of considering dividends on a quarterly basis. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditure and other investment requirements, the financial condition of CTS and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

    A summary of selected financial data for CTS, for each of the previous five fiscal years, is contained in the "Five-Year Summary," page 3, of the CTS Corporation 1996 Annual Report, incorporated herein by reference.

    Certain divestitures and closures of businesses and certain accounting changes affect the comparability of information contained in the "Five-Year Summary."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information about liquidity, capital resources and results of operations, for the three previous fiscal years, is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1994-1996)," pages 20-23, of the CTS Corporation 1996 Annual Report, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated financial statements, meeting the requirements of Regulation S-X, and the Report of Independent Accountants, are contained in pages 4-19 of the CTS Corporation 1996 Annual Report, incorporated herein by reference. Quarterly per share financial data is provided in "Shareholder Information," under the subheadings, "Quarterly Results of Operations" and "Per Share Data," on page 2 of the CTS Corporation 1996 Annual Report, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                      YEAR FIRST
  DIRECTORS                                                                                        ELECTED DIRECTOR
-------------------------------------------------------------------------------------------------  -----------------

GERALD H. FRIELING, JR.                                                                                     1982

  Vice Chairman of the Board of Tokheim Corporation (a manufacturer of petroleum dispensing equipment, systems and control devices); President of Frieling and Associates (a consulting firm); Chairman of the Audit Committee and Member of the Executive and Compensation
    Committees of CTS Corporation. During the past five years, Mr. Frieling, age 66, served as
    Chairman of the Board and Chief Executive Officer of Tokheim Corporation, and in his present capacity at Frieling and Associates.

ANDREW LOZYNIAK                                                                                             1987

  Chairman of the Board and President of Dynamics Corporation of America (a manufacturer of electrical appliances and electronic devices, fabricated metal products and equipment, and power and controlled environmental systems); Chairman of the Compensation Committee and
    Member of the Executive and Audit Committees of CTS Corporation. During the past five years,
    Mr. Lozyniak, age 65, has served in his present capacities at Dynamics Corporation of
    America. Mr. Lozyniak serves as a director of Dynamics Corporation of America and Physicians
    Health Services, Inc.

JOSEPH P. WALKER                                                                                            1987

  Chairman of the Board, President and Chief Executive Officer of CTS Corporation; Chairman of
    the Executive Committee of CTS Corporation. During the past five years, Mr. Walker, age 58, has served in his present capacities at CTS. Mr. Walker is a director of NBD Bank, N.A.

LAWRENCE J. CIANCIA                                                                                         1990

  Vice President, Growth and Development, of Uponor U.S., Inc. (a supplier of PVC pipe products, specialty chemicals and PVC compounds); Member of the Audit and Compensation Committees of
    CTS Corporation. During the past five years, Mr. Ciancia, age 54, has served as President,
    Chief Executive Officer and Chief Operating Officer of Uponor ETI Company, formerly Concorde
    Industries, Inc.

PATRICK J. DORME                                                                                            1993

  Vice President and Chief Financial Officer of Dynamics Corporation of America (a manufacturer of electrical appliances and electronic devices, fabricated metal products and equipment, and power and controlled environmental systems); Member of the Audit and Compensation Committees of CTS Corporation. During the past five years, Mr. Dorme, age 61, has served in his present capacities at Dynamics Corporation of America. Mr. Dorme serves as a director of Dynamics
    Corporation of America.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and Executive Officers, and persons who own more than ten percent of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Corporation. Executive Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

    To the Corporation's knowledge, based solely on its review of the copies of such reports furnished to the Corporation and written representations that no other reports were required during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its Executive Officers, directors and greater than ten percent beneficial owners were complied with.

EXECUTIVE OFFICERS

    The individuals listed were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 26, 1996, and are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on April 25, 1997, at which time the election of officers will be considered again by the Board of Directors.

NAME                                                       AGE                      POSITION AND OFFICES
-----------------------------------------------------      ---      -----------------------------------------------------

Joseph P. Walker.....................................          58   Director, Chairman, President and Chief Executive
                                                                      Officer

Philip T. Christ.....................................          65   Group Vice President

Stanley J. Aris......................................          56   Vice President Finance and Chief Financial Officer

Jeannine M. Davis....................................          48   Vice President, Secretary and General Counsel

James L. Cummins.....................................          41   Vice President Human Resources

James N. Hufford.....................................          57   Vice President Research, Development and Engineering

Donald R. Schroeder..................................          48   Vice President Sales and Marketing

George T. Newhart....................................          54   Corporate Controller

Gary N. Hoipkemier...................................          42   Treasurer

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

    George T. Newhart has served as Corporate Controller since 1989.

    Gary N. Hoipkemier has served as Treasurer since 1989.

ITEM 11. EXECUTIVE COMPENSATION

    EXECUTIVE COMPENSATION

    The following table sets forth annual and long-term compensation information for each of the last three fiscal years of the Chief Executive Officer and the four highest compensated Executive Officers whose salary and bonus for fiscal year 1996 exceeded $100,000. Information which is not required to be disclosed in the table is identified by the letters "N/R."

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                                        ------------------------
                                                            ANNUAL COMPENSATION         RESTRICTED   SECURITIES
                                                     ---------------------------------     STOCK     UNDERLYING       ALL OTHER
                                                      SALARY    BONUS(1)    OTHER(2)    AWARD(S)(3)    OPTIONS     COMPENSATION(4)
NAME AND PRINCIPAL POSITION                 YEAR        ($)        ($)         ($)          ($)          ($)             ($)
----------------------------------------  ---------  ---------  ---------  -----------  -----------  -----------  -----------------

Joseph P. Walker(5,6)...................       1996    342,167    205,300         N/R            0            0           6,007
Chairman of the Board, President and           1995    327,411    196,400         N/R            0       10,000          11,270
Chief Executive Officer                        1994    311,878    147,200         N/R      231,250            0           8,496

Philip T. Christ(6).....................       1996    203,903    122,400         N/R            0            0          11,363
Group Vice President                           1995    178,775    107,300         N/R      231,000        8,000           7,677
                                               1994    168,301     90,200         N/R            0        5,000           7,326

Stanley J. Aris(6)......................       1996    174,309    104,600         N/R            0            0           3,375
Vice President Finance and Chief               1995    168,078    100,800         N/R       37,375        8,500           5,994
Financial Officer                              1994    160,105     75,600         N/R       57,813        3,000           4,991

Donald R. Schroeder(6)..................       1996    126,692     76,000         N/R            0            0           4,464
Vice President, Sales and Marketing            1995    119,481     71,700         N/R            0        5,500          39,428
                                               1994        N/R        N/R         N/R          N/R          N/R             N/R

James N. Hufford(6).....................       1996    122,464     73,500         N/R            0            0           3,978
Vice President Research Development and        1995    115,126     69,100         N/R       37,375        5,750           4,520
Engineering                                    1994        N/R        N/R         N/R          N/R          N/R             N/R

------------------------

(1) Includes bonuses paid pursuant to the CTS Corporation Management Incentive Plan, as described in the Report of the Compensation Committee below.

(2) he value of other personal benefits received from the Corporation by the named Executive Officers is below the reporting threshold for perquisites.

(3) At the end of fiscal year 1996, Joseph P. Walker held 6,000 restricted shares, issued pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, on which the transfer restrictions had not lapsed, the market value of which at December 31, 1996 was $256,500. At the time that such restrictions lapse, a cash bonus is paid in an amount equal to the market value of the shares on the date the restriction lapses. For Joseph P. Walker, the cash payments made pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan for the three identified years were:
    1996-- $75,000; 1995 -$62,000; and 1994--$49,250.

   At the end of fiscal year 1996, Philip T. Christ held 6,000 restricted shares, issued pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, on which the transfer restrictions had not lapsed, the market value of which on December 31, 1996 was $256,500. For Philip T. Christ, the cash payments made pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan for the three identified years were:
    1996--$69,375; 1995--$24,200; and 1994--$19,150.

   At the end of fiscal year 1996, Stanley J. Aris held 2,300 restricted shares, issued pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, on which the transfer restrictions had not lapsed, the market value of which on December 31, 1996 was $98,325. For Stanley J. Aris, the cash payments made pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan for the three identified years were: 1996--$26,925; 1995--$15,500; and 1994--$0.

   At the end of fiscal year 1996, Donald R. Schroeder held 600 restricted shares, issued pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, on which the transfer restrictions had not lapsed, the market value of which on December 31, 1996 was $25,650. For Donald R. Schroeder, the cash payments made pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan for the three identified years were:
    1996--$8,175; 1995--$7,425 and 1994--N/R.

   At the end of fiscal year 1996, James N. Hufford held 800 restricted shares, issued pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, on which the transfer restrictions had not lapsed, the market value of which on December 31, 1996 was $34,200. For James N. Hufford, the cash payments made pursuant to the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan for the three identified years were: 1996--$8,175; 1995--$0 and 1994--N/R.

   The restrictions on 20% of the shares awarded under this Plan lapse at the end of each of the five years following acquisition of the shares. Regular dividends are paid to holders of restricted stock awarded under this Plan. This Plan includes a change of control provision which provides that, upon a change of control of the Corporation, as defined in the Plan, all restrictions on shares awarded under the Plan will lapse and cash bonuses will be paid relative to those shares.

(4) Includes (i) the Corporation's matching contributions to the CTS Corporation Retirement Savings Plan on behalf of the named Executive Officers as follows: for Joseph P. Walker, 1996 - $3,375; 1995-- $3,465; and
    1994--$3,465; for Philip T. Christ, 1996--$3,375; 1995--$3,465; and
    1994--$3,465; for Stanley J. Aris, 1996--$3,375; 1995--$3,465; and 1994
    -$3,465; for Donald R. Schroeder, 1996-- $3,375; 1995--$2,592; and
    1994--N/R; and for James N. Hufford, 1996--$3,375; 1995 -$3,135; and
    1994--N/R; and (ii) the premiums paid by the Corporation on the term life insurance policies with face values greater than $50,000 provided to each of the named Executive Officers as follows: for Joseph P. Walker, 1996--$0; 1995 -$5,310; and 1994--$5,031; for Philip T. Christ, 1996--$7,988;
    1995--$4,212; and 1994--$3,861; for Stanley J. Aris, 1996 -$0; 1995--$2,529;
    and 1994--$1,526; for Donald R. Schroeder, 1996--$1,089; 1995--$929; and
    1994--N/R; and for James N. Hufford, 1996-- $603; 1995--$1,386; and
    1994--N/R.

   For Joseph P. Walker, also includes the imputed income value of the term life insurance portion of the coverage under a "split dollar" life insurance policy as follows: for 1996 -$2,632; for 1995--$2,495; and for 1994--$0.

   For Donald R. Schroeder, also includes for 1995 employee relocation expenses paid by the Corporation.

(5) Joseph P. Walker has executed an employment agreement with the Corporation, which provides that for a period of three years, beginning June 24, 1994, Mr. Walker will be employed by the Corporation as Chairman of the Board, President and Chief Executive Officer, at an initial annual salary of $319,725. Termination of Mr. Walker's employment agreement by the Corporation, for reasons other than cause as defined in the agreement, entitles Mr. Walker to receive his then current annual salary for the number of months remaining under his agreement, the same to be paid in equal monthly payments.

(6) The Corporation has entered into Indemnification Agreements with each of the named Executive Officers and all other Executive Officers of the Corporation which provide that the Corporation agrees to indemnify the officer, to the fullest extent allowed by the bylaws of the Corporation and the Indiana Business Corporation Law, in the event that he/she was or is made a party or threatened to be made a party to any action, suit or proceeding by reason of the fact that he/she is an officer of the Corporation. The indemnification agreements provide indemnification for acts occurring prior to the execution of the agreements.

STOCK OPTIONS

    No options for CTS Corporation Common Stock were awarded to the named Executive Officers in 1996.

                            OPTION EXERCISES IN 1996
                     AND FISCAL YEAR END 1996 OPTION VALUES

                                                                                 NUMBER OF SECURITIES        VALUE OF
                                                                                      UNDERLYING            UNEXERCISED
                                                                                      UNEXERCISED          IN-THE-MONEY
                                                                                   OPTIONS AT FISCAL     OPTIONS AT FISCAL
                                                    SHARES                             YEAR-END              YEAR-END
                                                   ACQUIRED           VALUE          EXERCISABLE/          EXERCISABLE/
NAME                                             ON EXERCISES       REALIZED         UNEXERCISABLE         UNEXERCISABLE
---------------------------------------------  -----------------  -------------  ---------------------  -------------------

Joseph P. Walker.............................            -0-              -0-          2,500/7,500       $  13,438/$40,313

Philip T. Christ.............................            -0-              -0-          6,100/8,900       $  92,988/$87,263

Stanley J. Aris..............................            -0-              -0-          5,300/8,200       $  76,063/$70,875

Donald R. Schroeder..........................            -0-              -0-          2,000/4,500       $  18,325/$29,238

James N. Hufford.............................            -0-              -0-          2,100/4,650       $  18,863/$30,044

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors, comprised of Lawrence
J. Ciancia, Patrick J. Dorme, Gerald H. Frieling, Jr., and Andrew Lozyniak, submits this report of Executive Compensation to the Corporation's shareholders.

COMPENSATION PRINCIPLES AND PHILOSOPHY

    The Compensation Committee of the Board of Directors has implemented executive compensation policies and programs designed to achieve the following objectives:

    Attract and retain key executives and managers

    Align the financial interests of key executives and managers with those of the shareholders of the Corporation

    Reward individual performance

    Reward Corporate performance

    These objectives are achieved through a combination of annual and longer term compensation arrangements including base salary, annual cash incentive compensation, and long-term incentive compensation through stock options and restricted stock awards, in addition to medical, pension and other benefits available to employees in general.

    The four principal components of the Executive Officer Compensation package at CTS Corporation are: base salary, the CTS Corporation Management Incentive Plan, the CTS Corporation Stock Option Plans and the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan.

BASE SALARY

    The base salary of the Executive Officers of CTS Corporation is determined in the same manner as the salaries of all exempt salaried employees of the Corporation. A job classification system is utilized to determine appropriate salary ranges for each Executive Officer position, based on qualifications, job responsibilities and market factors. The goal of CTS Corporation's job classification system is that Executive Officers, and employees in general, are paid a salary which is commensurate with their qualifications, duties and responsibilities and which is competitive in the market place. The Corporation retained Towers Perrin to assess the current salaries and job classifications of the Executive Officers compared with market data for similar positions at similar companies and to provide periodic updates upon request.

    The report from Towers Perrin indicated that the salaries of the Corporation's Executive Officers are generally below competitive median salaries. When the financial performance of the Corporation permits, salary adjustments above the Corporation's salary budget for all exempt salaried employees are considered for those in the lower portion of their salary range, if individual performance warrants such consideration.

    During each of the past three years, the named Executive Officers have been granted salary increases in the same range established for all exempt salaried employees of the Corporation, except that on occasion, certain officer salaries were increased at higher rates in response to competitive salary information provided by Towers Perrin.

CTS CORPORATION MANAGEMENT INCENTIVE PLAN

    All Executive Officers of the Corporation are participants in the CTS Corporation Management Incentive Plan, which provides cash compensation incentives, based on the financial performance of the Corporation. For 1996, financial performance was measured on the basis of achieving target levels of return on assets (ROA). When Plan financial objectives are met at the 100% level, each of the named Executive Officers is eligible for a bonus in an amount equal to 40% of his/her base salary for the subject year. Maximum incentive payments under this Plan range from 10% to 60% of the annual salary of the Plan participants.

    For 1996, the Corporation achieved 150% of its ROA target under the 1996 CTS Corporation Management Incentive Plan. Accordingly, the named Executive Officers received formula bonuses under the Plan equal to 60% of their base salaries.

    For 1995, the Corporation achieved 150% of its ROA target under the 1995 CTS Corporation Management Incentive Plan. Accordingly, the named Executive Officers received formula bonuses under the Plan equal to 60% of their base salaries.

    This Plan also authorizes the Compensation Committee to grant discretionary bonuses when the Committee deems it appropriate to do so. No significant discretionary bonuses have been paid to the named Executive Officers during any of the three years for which compensation is disclosed.

CTS CORPORATION 1996 STOCK OPTION PLAN

    The Compensation Committee administers the CTS Corporation 1996 Stock Option Plan and predecessor stock option plans and determines to whom options will be granted, the dates of such option grants, the number of shares subject to option, the option price, option periods and option terms. No options were granted to Executive Officers of the Corporation during 1996 under these Plans.

CTS CORPORATION 1988 RESTRICTED STOCK AND CASH BONUS PLAN

    The CTS Corporation 1988 Restricted Stock and Cash Bonus Plan was adopted by the shareholders in 1989 for the purpose of providing incentives to selected key employees who contribute or are expected to contribute materially to the success of the Corporation, and to closely align the financial interests of these key employees with those of the Corporation's shareholders. The participants are selected and their level of participation determined by the Compensation Committee.

    Shares acquired by participants pursuant to the Plan are subject to restriction that, during the period of five years after the date of acquisition, the participant may not sell, transfer or otherwise dispose of such shares as to which the restrictions shall not have lapsed. The restrictions lapse as to 20% of the shares acquired pursuant to the Plan at the end of each year following the acquisition of the shares. When the restrictions lapse, a cash bonus is paid to the participant equal to the fair market value of such shares as of the date of such lapse. In no event may the cash bonuses payable to any participant be greater than twice the fair market value of such shares on the date they were originally acquired.

    Dividends are paid to participants in this Plan on all shares awarded to them under the Plan. The Plan also provides for appropriate adjustment to the number of shares awarded in the event of a stock dividend, stock split, recapitalization, merger, combination or exchange of shares for other securities.

    No awards under the Plan were made to the named Executive Officers in 1996. The number of shares previously awarded to the named Executive Officers, their market value, vesting schedules, and bonuses paid relative thereto, are set forth in the Summary Compensation Table above and the footnotes thereto.

DEDUCTIBILITY OF COMPENSATION

    Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1,000,000 per person the amount that the Corporation may deduct for compensation paid to any of its most highly compensated officers in any year after 1993. The levels of compensation paid to the Corporation's Executive Officers do not exceed this limit. The Compensation Committee currently intends for all compensation paid to its Executive Officers to be tax deductible to the Company pursuant to Section 162(m).

                                          Respectfully Submitted,

                                          CTS CORPORATION COMPENSATION
                                            COMMITTEE

                                          Lawrence J. Ciancia, Patrick J. Dorme,
                                          Gerald H. Frieling, Jr. and Andrew
                                          Lozyniak

DIRECTOR COMPENSATION

    Each member of the Board of Directors, who is not an employee or an officer of the Corporation, is paid an annual retainer of $13,000 per year for service on the Board of Directors, a meeting fee of $1,000 for each meeting of the Board of Directors attended in person, and $500 for each meeting of the Board of Directors attended by telephone. In addition, each member of the Executive Committee and each member of the Compensation Committee is entitled to receive an annual retainer of $500, and each member of the Audit Committee is entitled to receive an annual retainer of $1,000, together with a meeting fee of $1,000 for attending each meeting of a committee of which he is a member, except that he is entitled to receive $500 per meeting for a second or subsequent meeting held on the same day and for any such meetings attended by telephone.

    On April 27, 1990 the Corporation adopted the CTS Corporation Stock Retirement Plan for Nonemployee Directors of the Corporation (the "Plan"). Under the Plan, separate accounts are opened by the Corporation in the names of nonemployee directors. On January 1 of each year, starting in 1991, a deferred stock account in the name of each nonemployee director is credited with 100 Common Stock Units if said director was a nonemployee director of the Corporation on the last day of the immediately preceding calendar year or ceased to be a director during such preceding calendar year by reason of his retirement, disability or death. In addition, on May 1, 1990, the Corporation credited to the deferred stock account of each such director 50 Common Stock Units for each complete calendar year of his service to the Corporation as a nonemployee director prior to May 1, 1990. Each deferred stock account will also be credited with Common Stock Units when credits equivalent to cash dividends on the shares in an account aggregate an amount equal to the value of a share of Common Stock on a dividend payment date. All deferred Common Stock Units in a director's account will be distributed in Common Stock as of the January 1st after the director leaves the Board of Directors. Until such time, the Corporation's obligation under the Plan is an unsecured promise to deliver shares of Common Stock. No Common Stock will be held in trust or as a segregated fund because of the adoption of the Plan. Four members of the Board of Directors are currently eligible to participate in the Plan. The Corporation expensed $17,100 in 1996 in respect of Common Stock Units credited to the accounts of the eligible directors as a group pursuant to the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table includes information with respect to all persons and groups known to the Corporation to be beneficial owners of more than five percent of the Common Stock of the Corporation on March 7, 1997. The number of shares and the percent of class held by each director and director-nominee is also stated. Additionally, the number of shares and the percent of class held by each executive officer of the Corporation included in the Summary Compensation Table set forth under the caption "Executive Compensation" below is included, together with the total number of shares and percent of class held by all directors and officers as a group.

                                                                          AMOUNT AND NATURE OF
                                                                        BENEFICIAL OWNERSHIP ON
BENEFICIAL OWNER                                                           MARCH 7, 1997 (1)               PERCENT OF CLASS
----------------------------------------------------------------------  ------------------------           ----------------

Dynamics Corporation of America.......................................         2,303,100(2)                     44.07
475 Steamboat Road
Greenwich, CT 06830

The Gabelli Group, Inc................................................         1,212,100(3)                     23.19
GAMCO Investors, Inc.,
and Gabelli Funds, Inc.
655 Third Avenue
New York, NY 10017

Gerald H. Frieling, Jr................................................           200,150(4)                      3.83

Lawrence J. Ciancia...................................................           199,650(4)                      3.82

Patrick J. Dorme......................................................           199,150(4, 10)                  3.81

Andrew Lozyniak.......................................................           199,150(4, 10)                  3.81

Joseph P. Walker......................................................            26,712(5)                    *

Philip T. Christ......................................................            19,285(6)                    *

Stanley J. Aris.......................................................            11,114(7)                    *

Donald R. Schroeder...................................................            10,341(8)                    *

James N. Hufford......................................................             4,515(9)                    *

13 Directors and Officers as a group..................................           295,316(4, 11)                  5.65

------------------------

*   Less than 1%.

(1) Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings made with the Securities and Exchange Commission. Except where otherwise indicated, the shareholders listed in the table have sole voting and investment authority with respect to the shares owned by them.

(2) Includes 1,020,000 shares for which voting authority was not granted by a vote of the independent shareholders of the Corporation at the 1987 Annual Meeting of Shareholders, pursuant to the Control Share Acquisition Chapter of the Indiana Business Corporation Law.

(3) Includes 215,500 shares held by Gabelli Funds, Inc., and 996,600 shares held by GAMCO Investors, Inc., which were reported on a joint Schedule 13D filed March 6, 1996, the most recent filing by such Reporting Persons. According to the Schedule 13D, each of the Reporting Persons and Covered Persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the Securities reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that GAMCO Investors, Inc. does not have authority to vote 173,000 of the reported shares, and except that Gabelli Funds, Inc. has sole dispositive and voting power with respect to the 215,500 reported shares held by the Funds, so long as the aggregate voting interest of all joint filers does not exceed 25% of the issuer's total voting interest and, in that event, the respective Proxy Voting Committee of each fund (other than The Gabelli Growth Fund) will vote the shares held by that Fund; except that, at any time, the Proxy Voting Committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such Fund under special circumstances such as regulatory considerations; and that the power of Mr. Gabelli and Gabelli Funds, Inc. is indirect with respect to securities beneficially owned directly by other Reporting Persons.

(4) 199,150 of the shares shown as owned beneficially by each of Mr. Ciancia, Mr. Dorme, Mr. Frieling, Mr. Lozyniak and 13 directors and officers as a group are the same shares, which shares are held by The Northern Trust Company as Trustee of the CTS Corporation Employee Benefit Plans Master Trust (the "Trust"). The Compensation Committee of the Board of Directors has voting and investment authority over said shares. The present members of the Compensation Committee are Lawrence J. Ciancia, Patrick J. Dorme, Gerald
    H. Frieling, Jr., and Andrew Lozyniak, who were appointed by the Board of Directors of CTS Corporation.

(5) Includes 4,012 shares attributed to Joseph P. Walker's account in the CTS Corporation Retirement Savings Plan, as shown as of December 31, 1996, the most recent annual report of the Plan. The number of shares attributed to Mr. Walker's account may not reflect shares that have accrued to his account since the filing of the Plan's last annual report. Also includes 2,500 shares subject to options exercisable on March 7, 1997, or which become exercisable within 60 days thereafter.

(6) Includes 1,685 shares attributed to Philip T. Christ's account in the CTS Corporation Retirement Savings Plan, as shown as of December 31, 1996, the most recent annual report of the Plan. The number of shares attributed to Mr. Christ's account may not reflect shares that have accrued to his account since the filing of the Plan's last annual report. Also includes 6,600 shares subject to options exercisable on March 7, 1997, or which become exercisable within 60 days thereafter.

(7) Includes 314 shares attributed to Stanley J. Aris' account in the CTS Corporation Retirement Savings Plan, as shown as of December 31, 1996, the most recent annual report of the Plan. The number of shares attributed to Mr. Aris' account may not reflect shares that have accrued to his account since the filing of the Plan's last annual report. Also includes 5,800 shares subject to options exercisable on March 7, 1997, or which become exercisable within 60 days thereafter.

(8) Includes 6,341 shares attributed to Donald R. Schroeder's account in the CTS Corporation Retirement Savings Plan, as shown as of December 31, 1996, the most recent annual report of the Plan. The number of shares attributed to Mr. Schroeder's account may not reflect shares that have accrued to his account since the filing of the Plan's last annual report. Also includes 2,000 shares subject to options exercisable on March 7, 1997, or which become exercisable within 60 days thereafter.

(9) Includes 1,015 shares attributed to James N. Hufford's account in the CTS Corporation Retirement Savings Plan, as shown as of December 31, 1996, the most recent annual report of the Plan. The number of shares attributed to Mr. Hufford's account may not reflect shares that have accrued to his account since the filing of the Plan's last annual report. Also includes 2,100 shares subject to options exercisable on March 7, 1997, or which become exercisable within 60 days thereafter. Also includes 400 shares held in a trust for his spouse, of which he disclaims beneficial ownership.

(10) Messrs. Dorme and Lozyniak are directors of Dynamics Corporation of
    America.

(11) Includes 29,400 shares subject to options exercisable on March 7, 1997, or which become exercisable within 60 days thereafter.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (a)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements of CTS Corporation and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

       Consolidated balance sheets--December 31, 1996, and December 31, 1995

       Consolidated statements of earnings--Years ended December 31, 1996, December 31, 1995, and December 31, 1994

       Consolidated statements of shareholders' equity--Years ended December 31, 1996, December 31, 1995, and December 31, 1994

       Consolidated statements of cash flows--Years ended December 31, 1996, December 31, 1995, and December 31, 1994

       Notes to Consolidated Financial Statements

    The following consolidated financial statement schedules of CTS Corporation and subsidiaries, are included in item 14(d):

       Schedule II--Valuation and qualifying accounts

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or notes thereto.

(a)(3) EXHIBITS

    (3)(a) Articles of Incorporation, as amended April 16, 1973, previously filed as exhibit (3)(a) to the Company's Form 10-K for 1987, and incorporated herein by reference.

    (3)(b) Bylaws, as amended and effective June 25, 1992, filed herewith.

   (10)(a) Employment agreement dated June 24, 1994, between CTS and Joseph P. Walker, filed herewith.

   (10)(b) Prototype indemnification agreement, with Lawrence J. Ciancia, Patrick J. Dorme,
          Gerald H. Frieling, Jr., Andrew Lozyniak, Joseph P. Walker, Philip T. Christ,
          Jeannine M. Davis, George T. Newhart and Gary N. Hoipkemier, filed as exhibit
          (10)(b) to the Company's Form 10-K for 1991, and incorporated herein by reference.

   (10)(c) CTS Corporation 1982 Stock Option Plan, as amended February 24, 1989, previously filed as exhibit to the Company's Form 10-K for 1989, and incorporated herein by reference.

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

   (10)(g) Prototype indemnification agreement, with Stanley J. Aris, James L. Cummins,
          James N. Hufford and Donald R. Schroeder, filed herewith.

      (13) CTS Corporation 1996 Annual Report, filed herewith.

      (21) Subsidiaries of CTS Corporation, filed herewith.

      (23) Consent of Price Waterhouse to incorporation by reference of this Annual Report on Form 10-K for the fiscal year 1996 to Registration Statement 33-27749 on Form
          S-8 and Registration Statement 333-5730, filed herewith.

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

Date August 13, 1997            By:  /s/ STANLEY J. ARIS
                                     -----------------------------------------
                                     Stanley J. Aris,
                                     Vice President Finance
                                     and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date August 13, 1997                        By:        /s/ LAWRENCE J. CIANCIA
                                                       -------------------------------------------
                                                       Lawrence J. Ciancia,
                                                       Director

Date August 13, 1997                        By:        /s/ PATRICK J. DORME
                                                       -------------------------------------------
                                                       Patrick J. Dorme
                                                       Director

Date August 13, 1997                        By:        /s/ GERALD H. FRIELING, JR.
                                                       -------------------------------------------
                                                       Gerald H. Frieling, Jr.,
                                                       Director

Date August 13, 1997                        By:        /s/ ANDREW LOZYNIAK
                                                       -------------------------------------------
                                                       Andrew Lozyniak,
                                                       Director

Date August 13, 1997                        By:        /s/ JOSEPH P. WALKER
                                                       -------------------------------------------
                                                       Joseph P. Walker,
                                                       Director

Date August 13, 1997                        By:        /s/ GEORGE T. NEWHART
                                                       -------------------------------------------
                                                       George T. Newhart,
                                                       Corporate Controller and principal
                                                       accounting officer

Date August 13, 1997                        By:        /s/ JEANNINE M. DAVIS
                                                       -------------------------------------------
                                                       Jeannine M. Davis,
                                                       Vice President, Secretary and General
                                                       Counsel

PRICE WATERHOUSE LLP

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of CTS Corporation

Our audits of the consolidated financial statements referred to in our report dated January 27, 1997, appearing on page 19 of the CTS Corporation 1996 Annual Report incorporated by reference in this Annual Report on Form 10-K/A also included an audit of the Financial Statement Schedule listed in item 14(a) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois

January 27, 1997

                                CTS CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)

                                                                        ADDITIONS
                                                              ------------------------------
                                               BALANCE AT      CHARGED TO      CHARGED TO
                                              BEGINNING OF      COSTS AND         OTHER                         BALANCE AT END
CLASSIFICATION                                   PERIOD         EXPENSES        ACCOUNTS       DEDUCTIONS(1)       OF PERIOD
-------------------------------------------  ---------------  -------------  ---------------  ---------------  -----------------
Year ended December 31, 1996:
  Allowance for doubtful receivables.......     $     774       $     239       $       0        $     391         $     622
Year ended December 31, 1995: Allowance for
  doubtful receivables.....................     $     869       $       1       $       0        $      96         $     774
Year ended December 31, 1994: Allowance for
  doubtful receivables.....................     $     709       $     277       $       0        $     117         $     869

------------------------

(1) Uncollectible accounts written off.

                                 EXHIBIT INDEX

 (3)(a)    Articles of Incorporation, as amended April 16, 1973, previously filed as exhibit
           (3)(a) to the Company's Form 10-K for 1987, and incorporated herein by reference.

 (3)(b)    Bylaws, as amended and effective June 25, 1992, filed herewith.

(10)(a)    Employment agreement dated June 24, 1994, between CTS and Joseph P. Walker, filed herewith.

(10)(b)    Prototype indemnification agreement, with Lawrence J. Ciancia, Patrick J. Dorme,
           Gerald H. Frieling, Jr., Andrew Lozyniak, Joseph P. Walker, Philip T. Christ,
           Jeannine M. Davis, George T. Newhart and Gary N. Hoipkemier, filed as exhibit
           (10)(b) to the Company's Form 10-K for 1991, and incorporated herein by reference.

(10)(c)    CTS Corporation 1982 Stock Option Plan, as amended February 24, 1989, previously filed as exhibit (10)(d) to the Company's Form 10-K for 1989, and incorporated herein by reference.

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

(10)(g)    Prototype indemnification agreement, with Stanley J. Aris, James L. Cummins, James
           N. Hufford and Donald R. Schroeder, filed herewith.

(13)       CTS Corporation 1996 Annual Report.

(21)       Subsidiaries of CTS Corporation.

(23)       Consent of Price Waterhouse to incorporation by reference of this Annual Report on
           Form 10-K for the fiscal year 1996 to Registration Statement 33-27749 on Form S-8 and Registration Statement 333-5730.