Form 10-Q
period 1997-09-28
CTS CORP
filed 1997-11-12
CIK 26058

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549





                            FORM 10-Q


         Quarterly Report pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
        for the Quarterly Period Ended September 28, 1997







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

The number of shares of the Company's Common Stock outstanding at November 7, 1997, was 5,264,167.

                  CTS CORPORATION AND SUBSIDIARIES

                              INDEX

                                                         Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months and Nine Months
     Ended September 28, 1997, and September 29, 1996        3

     Condensed Consolidated Balance Sheets -
     As of September 28, 1997, and December 31, 1996         4

     Condensed Consolidated Statements of Cash
     Flows - For the Nine Months Ended September 28,
     1997, and September 29, 1996                            5

     Notes to Condensed Consolidated Financial
     Statements                                             6-8


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    9-11


PART II -- OTHER INFORMATION


     Item 1.  Legal Proceedings                              12

     Item 4.  Submission of Matters to a Vote of
              Security Holders                               12

     Item 6.  Exhibits and Reports on Form 8-K              12-14


SIGNATURES                                                   15

Part I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CTS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
            (In thousands of dollars, except per share amounts)

                                Three Months Ended         Nine Months Ended
                              Sept. 28,    Sept. 29,    Sept. 28,    Sept. 29,
                                  1997         1996         1997         1996

Net sales                       $89,980      $76,457     $288,731     $240,463
Costs and expenses:
   Cost of goods sold            64,818       55,731      209,441      178,064
   Selling, general and
    administrative expenses      10,404        9,987       34,270       31,967
   Research and development
    expenses                      3,134        2,892        9,183        7,780
     Operating earnings          11,624        7,847       35,837       22,652

Other expenses (income):
   Interest expense                 976          337        1,649        1,124
   Other                         (1,594)        (521)      (2,517)      (1,986)
Total other (income)               (618)        (184)        (868)        (862)
Earnings before income
 taxes                           12,242        8,031       36,705       23,514
Income taxes                      4,530        2,971       13,581        8,700

     Net earnings before
      equity in Dynamics
      Corporation of
      America                   $ 7,712      $ 5,060     $ 23,124     $ 14,814

Net loss from equity
 investment in Dynamics
 Corporation of America*            (29)          --          (29)          --

     Net earnings               $ 7,683      $ 5,060     $ 23,095      $14,814

Net earnings per share**         $  .48      $   .32     $   1.45     $    .94

Cash dividends declared
 per share**                    $   .06      $   .06     $    .18     $    .16

Average common and common
 equivalent shares
 outstanding**               15,927,087   15,794,208   15,900,369   15,775,587


 * Includes CTS' share of Merger related expenses of $1,213.

** Reflects the 3 for 1 stock split in the form of a stock dividend to shareholders of record on October 24, 1997.

See notes to condensed consolidated financial statements.

      Part I. -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                                September 28, December 31,
                                                     1997          1996*
ASSETS                                            (Unaudited)

Current Assets
   Cash                                              $ 49,578     $ 44,957
   Accounts receivable, less allowances
     (1997--$851; 1996--$622)                          53,334       43,984
   Inventories--Note B                                 29,901       38,761
   Other current assets                                 5,936        3,787
   Deferred income taxes                                6,712        6,712
               Total current assets                   145,461      138,201

Property, Plant and Equipment, less accumulated
  depreciation (1997--$128,546; 1996--$133,286)        59,726       56,103

Other Assets
  Investment in DCA--Note D                            68,364
   Goodwill, less accumulated amortization
     (1997--$8,868; 1996--$8,361)                       3,553        4,039
   Prepaid pension                                     55,309       50,152
   Other                                                2,475          877

               Total other assets                     129,701       55,068

                                                     $334,888     $249,372
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term obligations         $ 4,646        2,427
  Accounts payable                                     20,012       17,146
  Accrued liabilities                                  45,150       31,818
               Total current liabilities               69,808       51,391

Long-term Obligations--Note C                          58,755       11,220
Deferred Income Taxes                                  16,146       16,146
Postretirement Benefits                                 4,311        4,383

Shareholders' Equity:
  Common stock-authorized 8,000,000 shares with-
    out par value; issued 5,807,031 shares**           33,805       33,540
  Retained earnings                                   164,380      144,112
  Cumulative translation adjustment                        (4)       1,373
                                                      198,181      179,025
  Less cost of common stock held in treasury:
    1997--557,442 shares; 1996--582,075 shares**       12,313       12,793
               Total shareholders' equity             185,868      166,232

                                                     $334,888     $249,372

 * The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

** Does not reflect the increase in authorized capitalization to 75,000,000 common shares and 25,000,000 preferred shares on October 16, 1997, and the 3 for 1 stock split in the form of a stock dividend to shareholders of record on October 24, 1997.

See notes to condensed consolidated financial statements.
      Part I.  -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                         (In thousands of dollars)

                                                   Nine Months Ended
                                              September 28,  September 29,
                                                    1997           1996

Cash flows from operating activities:
  Net earnings                                      $23,095        $14,814
   Depreciation and amortization                     11,224          9,552
    (Increase) decrease in:
      Accounts receivable                            (9,350)        (7,043)
      Inventories                                     8,860            648
      Other current assets                           (2,149)        (1,547)
      Prepaid pension asset                          (5,157)        (3,897)
      Other                                          (1,148)           (40)
    Increase in:
      Accounts payable and accrued liabilities       16,198          8,135
      Total adjustments                              18,478          5,808
    Net cash provided by operating activities        41,573         20,622

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                         1,843            724
  Capital expenditures                              (16,115)       (13,043)
  Investment in DCA--Note D                         (68,364)
    Net cash used in investing activities           (82,636)       (12,319)

Cash flows from financing activities:
  Term loan borrowings--Note C                       50,000
  Credit agreement arrangement fee                     (937)
  Payments of long-term obligations                    (214)          (304)
  Decrease in notes payable                                         (6,685)
  Dividend payments                                  (2,822)        (2,505)
  Other                                                 531            334
    Net cash provided by (used in) financing
     activities                                      46,558         (9,160)

Effect of exchange rate changes on cash                (874)           232
Net increase (decrease) in cash                       4,621           (625)
Cash at beginning of year                            44,957         37,271
Cash at end of period                               $49,578        $36,646

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                        $ 1,302        $ 1,134
    Income taxes--net                               $ 6,804        $ 3,855

See notes to condensed consolidated financial statements.

      Part I. -- FINANCIAL INFORMATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (Unaudited, in thousands of dollars, except per share data)
                        September 28, 1997


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

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                         September 28,   December 31,
                                                1997          1996

         Finished goods                       $7,475        $ 8,504
         Work-in-process                      10,992         17,138
         Raw material                         11,434         13,119

                                             $29,901        $38,761


NOTE C--LONG-TERM OBLIGATIONS

The Company, on June 16, 1997, entered into a Credit Agreement with a group of banks which provides financing of up to $125,000. This six-year, unsecured credit facility consists of a $50,000 term loan commitment and a $75,000 revolving credit facility. On June 16, 1997, the Company borrowed $50,000 under the term loan commitment to purchase DCA common stock (See Note D--Subsequent Events).


Part I.-- FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)


The borrowing rate through March 31, 1998, is LIBOR plus 0.50% with adjustments thereafter. At September 28, 1997, the rate on the term loan was 6.2%. The Company paid an arrangement fee of $937 for this credit facility. There is a commitment fee on the unused portion of the revolving credit facility of 0.175% per annum. The term loan matures on a quarterly basis. These maturities, on an annual basis, are $3,000 in 1998, $5,000 in 1999, $10,000 in 2000,
2001, and 2002, respectively, and $12,000 in 2003.

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

NOTE D--SUBSEQUENT EVENTS

On October 16, 1997, the Company completed the acquisition of Dynamics Corporation of America ("DCA") pursuant to a merger of DCA and a subsidiary of CTS (the "Merger"). The subsidiary of CTS is the surviving corporation and is wholly owned by the Company. CTS shareholders on October 16, 1997, approved an increase in CTS' authorized capitalization to 75,000,000 common shares and 25,000,000 preferred shares. CTS shareholders also approved a 3 for 1 stock split in the form of a stock dividend to CTS shareholders of record on October 24, 1997. All per share amounts have been restated to reflect the stock split.

DCA is a diversified manufacturer of commercial and industrial products. Its six business units manufacture electronic components, mobile vans and transportable shelters for specialized electronic and diagnostic equipment, portable electric housewares and commercial appliances, air distribution equipment, specialized air-conditioning equipment and generator sets. DCA owned 43.9% of the outstanding CTS common stock prior to the Merger.

In the Merger approximately 2,624,567 shares of DCA common stock were converted into approximately 2,309,619 CTS common shares. The cost of the acquisition will approximate $241,874 and will be accounted for as a purchase in the fourth quarter of 1997. Results of operations for DCA will be included with those of the Company for periods subsequent to the Merger.

For the three-month period ended September 28, 1997, the Company's investment in DCA has been accounted for on the equity method.



Part I.-- FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)


The following unaudited pro forma summary is based on a preliminary allocation of the purchase price and presents the consolidated results of operations as if the combination had occurred as of the beginning of the periods presented, and is not necessarily indicative of CTS' operating results that would have occurred had the Merger been consummated as of such dates, or of results which may occur in the future.

                        Nine Months Ended                Nine Months Ended
                        September 28, 1997              September 29, 1996

  Net sales                            $391,438              $336,661
  Net earnings                           20,648                12,736
  Net earnings per share                  $1.30*                 $.81*

* Reflects the 3 for 1 stock split in the form of a stock dividend to shareholders of record on October 24, 1997.

In connection with the Merger, 400,000 options to acquire CTS stock were granted to certain officers at $62.50 per share. Pursuant to the terms of the grant, the options vested 100% effective with the Merger. Based on the value of CTS shares on the date of the Merger and the option price of $62.50 per share, a $10.2 million (net of an estimated $6.0 million tax benefit) charge to expense was required to be recorded. The actual tax benefit to be realized will depend on the amounts calculated upon exercise of the options.

Part I. -- FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Material Changes in Financial Condition:  Comparison of
September 28, 1997, to December 31, 1996

The following table highlights significant changes in balance sheet captions and ratios and other information related to liquidity and capital resources:

                                   September 28, December 31,     Increase
                                          1997         1996      (Decrease)

Cash                                     $49,578      $44,957       $4,621
Accounts receivable, net                  53,334       43,984        9,350
Inventories, net                          29,901       38,761       (8,860)
Current assets                           145,461      138,201        7,260
Accounts payable                          20,012       17,146        2,866
Accrued liabilities                       45,150       31,818       13,332
Current liabilities                       69,808       51,391       18,417
Working capital                           75,653       86,810      (11,157)
Current ratio                               2.08         2.69        (0.61)
Long-term obligations                     63,401       13,647       49,754
Net tangible worth                       182,315      162,193       20,122
Ratio of long-term obligations
  to net tangible worth                      .35          .08          .27

From December 31, 1996, to September 28, 1997, cash of CTS Corporation and its subsidiaries ("CTS" or "Company") increased $4.6 million. The increase in cash reflects decreased working capital, primarily due to decreases in inventories and increased current liabilities during 1997.

Capital expenditures were $16.1 million for the first nine months of 1997, compared with $13.0 million for the same period a year earlier. Capital expenditures continued to relate to increased manufacturing capacity, new products and manufacturing improvement programs.

The $49.8 million increase in long-term obligations is the result of the $50.0 million term loan borrowing.

      Part I -- FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of Third
Quarter 1997 to Third Quarter 1996

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending September 28, 1997, and September 29, 1996:

                                   September 28, September 29,      Increase
                                          1997          1996       (Decrease)

Net sales                                $89,980       $76,457       $13,523
Gross earnings                            25,162        20,726         4,436
Gross earnings as a percent
  of sales                                 27.96%        27.11%         0.85%
Selling, general and
  administrative expenses                 10,404         9,987           417
Selling, general and
  administrative expenses as
  a percent of sales                       11.56%        13.06%        (1.50)%
Research and development
  expenses                                 3,134        2,892            242
Operating earnings                        11,624        7,847          3,777
Operating earnings as a percent
  of sales                                 12.92%       10.26%          2.66%
Interest expense                             976          337            639
Earnings before income taxes              12,242        8,031          4,211
Income taxes                               4,530        2,971          1,559
Net earnings                               7,683        5,060          2,623
Income tax rate                            37.00%       37.00%            --

Net sales increased by $13.5 million, or 17.7% from the third quarter of 1996. The improvement in sales reflects continued demand for electronic components, particularly for commercial interconnect, microelectronics and automotive products in both domestic and European markets.

Gross earnings improved primarily due to the sales and production volume increases, as well as continuing efforts to control manufacturing expenses.

Selling, general and administrative expenses as a percent of sales decreased 1.5 percent, indicating the Company continues to emphasize cost control over all operating expenses.

Research and development expenses increased by $0.2 million, or 8.4%, primarily due to the continuation of new product development programs, particularly in the automotive product area.

The increase in interest expense resulted primarily from the $50.0 million borrowed under the term loan to purchase DCA common shares.


Part I -- FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of First
Nine Months of 1997 to First Nine Months of 1996

The following table highlights changes in significant components of the consolidated statements of earnings for the nine-month periods ending September 28, 1997, and September 29, 1996:

                                    September 28, September 29,     Increase
                                            1997          1996     (Decrease)

Net sales                               $288,731      $240,463       $48,268
Gross earnings                            79,290        62,399        16,891
Gross earnings as a percent
  of sales                                 27.46%        25.95%         1.51%
Selling, general and
  administrative expenses                 34,270        31,967         2,303
Selling, general and
  administrative expenses as
  a percent of sales                       11.87%        13.29%        (1.42)%
Research and development
  expenses                                 9,183        7,780          1,403
Operating earnings                        35,837       22,652         13,185
Operating earnings as a percent
  of sales                                 12.41%        9.42%          2.99%
Interest expense                           1,649        1,124            525
Earnings before income taxes              36,705       23,514         13,191
Income taxes                              13,581        8,700          4,881
Net earnings                              23,095       14,814          8,281
Income tax rate                            37.00%       37.00%            --

For the first nine months of 1997, net sales increased $48.3 million, or 20.1% compared to the first nine months of 1996, as a result of demand for microelectronics, commercial interconnect and automotive products in both domestic and European markets.

Gross earnings as a percent of sales have improved by 1.51% over 1996, primarily due to the sales and production volume increases which have favorably affected operating efficiencies, as well as continuing efforts to control manufacturing expenses.

Selling, general and administrative expenses have decreased as a percent of sales, which reflects continuing efforts in controlling operating expenses.

Research and development expenses have increased by $1.4 million, or 18.0%, during the first nine months of 1997, primarily due to the new product development programs, particularly in automotive products.

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

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of the Shareholders of CTS Corporation was held on October 16, 1997. At that meeting two matters were submitted to a vote of the shareholders: (1) The issuance of common stock pursuant to the Amended and Restated Agreement and Plan of Merger (the "Merger") among the Company, a wholly-owned subsidiary of the Company, and Dynamics Corporation of America ("DCA") and related amendments to the Company's Articles of Incorporation; and (2) The grant of employee stock options to certain executive officers of CTS and DCA. Following are the tabulations of the voting results on these issues, on which 4,229,589 shares were entitled to vote and 3,782,012 of such shares were represented at the meeting:

     Issuance of Common Stock and Related Amendments to the
                    Articles of Incorporation


     Votes Cast For      Votes Cast Against       Abstentions

       3,709,196              69,545                 3,271


                      Grant of Stock Options

     Votes Cast For      Votes Cast Against       Abstentions

       3,602,429             124,224                 55,359


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    (3)(a)  Articles of Incorporation, as amended and restated
            October 16, 1997, (incorporated by reference to
            Exhibit (3)(a) to the Company's Current Report on Form 8-K, filed October 20, 1997).



Part II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K (Continued)

a.  Exhibits (Continued)

    (3)(b) Bylaws, effective October 16, 1997, (incorporated by reference to Exhibit (3)(b) to the Company's Current
            Report on Form 8-K, filed October 20, 1997).

    (10)(a) Employment Agreement, dated as of May 9, 1997, between the Company and Joseph P. Walker (incorporated by reference to Exhibit (c)(2) to the Schedule 14D-1 filed by the Company on May 16, 1997).

    (10)(b) Prototype indemnification agreement, with Lawrence J. Ciancia, Patrick J. Dorme, Gerald H. Frieling, Jr., Andrew Lozyniak, Joseph P. Walker, Jeannine M. Davis, George T. Newhart and Gary N. Hoipkemier, incorporated by reference to Exhibit (10)(b) to the Company's Annual Report on Form 10-K for 1991).

    (10)(c) CTS Corporation 1986 Stock Option Plan, approved by the shareholders on May 30, 1986, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997).

    (10)(d) CTS Corporation 1988 Restricted Stock and Cash Bonus Plan approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997).

    (10)(e) CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997).

    (10)(f) Prototype indemnification agreement, with  Stanley J.
            Aris, James L. Cummins, James N. Hufford and Donald R. Schroeder (incorporated by reference to Exhibit
            (10)(g) to the Company's Annual Report on Form 10-K for 1995).
      Part II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K (Continued)

a.  Exhibits (Continued)

    (10)(g) Amended and Restated Agreement and Plan of Merger, dated as of May 9, 1997, and amended and restated on July 17, 1997, and further amended on October 15, 1997, among the Company, CTS First Acquisition Corp., a wholly owned subsidiary of the Company ("Sub"), and DCA [incorporated by reference to Exhibit (c)(6) to Amendment No. 3 to the Schedule 13D filed by the Company in respect of DCA on July 18, 1997, (the "Schedule 13-D") and Exhibit 2(a) to the Company's Current Report on Form 8-K, filed October 20, 1997].

    (10)(h) Shareholders Agreement, dated as of July 17, 1997, among the Company, Sub, WHX Corporation ("WHX") and SB Acquisition Corp., a subsidiary of WHX (incorporated by reference to Exhibit (c)(7) to the Schedule 13-D).

    (10)(I) Employment Agreement, dated as of May 9, 1997, between the Company and Andrew Lozyniak (incorporated by reference to Exhibit 10.5 of DCA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, (the "DCA 10-Q").

    (10)(j) Employment Agreement, dated as of May 9, 1997, between the Company and Patrick J. Dorme (incorporated by reference to the DCA 10-Q).

    (10)(k) Employment Agreement, dated as of May 9, 1997, between the Company and Henry V. Kensing (incorporated by reference to the DCA 10-Q).

    (10)(l) The Form of Severance Agreement, dated April 11, 1997, between the Company and certain officers of the Company (incorporated by reference to Exhibit (a)(99) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997) and amendment thereto, dated May 9, 1997, (incorporated by reference to Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997.

    (21)    Subsidiaries as of October 16, 1997, filed herewith.

    (27) Financial Data Schedule (filed only electronically with the SEC).

b.  Reports on Forms 8-K

    Announcement that the Effective Time for the Merger had occurred on October 16, 1997, and describing related events;
    filed October 20, 1997.

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




Dated:   November 12, 1997

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

              CTS Electro de Matamoros, S.A.,1 a Republic of Mexico corporation

         CTS Export Corporation, a Virgin Islands corporation

         CTS Japan, Inc., a Japan corporation

CTS of Canada, Ltd., a Province of Ontario (Canada) corporation

         CTS Manufacturing (Thailand) Ltd.,1 a Thailand corporation

CTS Electronics Hong Kong Ltd.,* a Hong Kong corporation

CTS Corporation U.K. Ltd., a United Kingdom corporation

CTS Printex, Inc., a California corporation

CTS Micro Peripherals, Inc., a California corporation

Dynamics Corporation of America, a New York corporation

         International Electronic Research Corporation, a California corporation

         LTB Investment Corporation, a Delaware corporation


Corporations whose names are indented are subsidiaries of the preceding non-indented corporations. Except as indicated, each of the above subsidiaries is wholly-owned by its parent company. Operations of all subsidiaries and divisions are consolidated in the financial statements filed, except Dynamics Corporation of America, which has been included using the equity method of accounting.


         * Less than 1% of the outstanding shares of stock is owned of record by nominee shareholders pursuant to national laws regarding resident or nominee ownership.