Form 10-K
period 1997-12-31
CTS CORP
filed 1998-03-27
CIK 26058

CTS CORPORATION


                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                              1997

                            FORM 10-K

                          ANNUAL REPORT




                               CTS




                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-K


               Annual Report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
                 for Fiscal Year Ended December 31, 1997

                         CTS CORPORATION
                     905 West Boulevard North
                      Elkhart, Indiana  46514
                          219-293-7511


 Indiana                      1-4639                  35-0225010
(State of               (Commission File No.)        (IRS Employer
Incorporation)                                        Identification No.)

The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

The number of shares of the Company's Common Stock outstanding at March 6, 1998 was 14,312,499.




                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For Fiscal Year Ended December 31, 1997

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

There were 14,312,499 shares of Common Stock, without par value, outstanding on March 6, 1998. The aggregate market value of the voting stock held by non-affiliates of CTS Corporation was approximately $411.5 million on March 6, 1998.


               DOCUMENTS INCORPORATED BY REFERENCE


     (1) Portions of the CTS Corporation 1997 Annual Report for the fiscal year ended December 31, 1997, incorporated by reference in Part I and Part II.

     (2) Portions of the 1998 Proxy Statement for annual meeting of shareholders to be held on April 24, 1998, incorporated by reference in Part III.

     (3) Certain portions of the CTS Corporation Form 10-K for the 1991 fiscal year ended December 31, 1991, incorporated by reference in Part IV.

     (4) Portions of the CTS Corporation Form 8-K filed October
          20, 1997, incorporated by reference in Part IV.

     (5) Portions of the CTS Corporation Form 14D-1 filed May 16,
          1997, incorporated by reference in Part IV.

     (6) Portions of the CTS Corporation Form 10-Q filed June 29,
          1997, incorporated by reference in Part IV.

     (7) Portions of the CTS Corporation Form 10-K for the year ended December 31, 1995, incorporated by reference in
          Part IV.

     (8) Portions of the CTS Corporation Schedule 13D, filed on
          July 18, 1997, incorporated by reference in Part IV.

     (9) Portions of the DCA Corporation 10-Q for the quarter ended March 31, 1997 incorporated by reference in Part
          IV.

     (10) Portions of the CTS Corporation form 10-Q for the quarter ended March 30, 1997 incorporated by reference in Part
          IV.


                 EXHIBIT INDEX -- PAGES 18-20



                              Part I


Item 1.   Business

         INTRODUCTION AND GENERAL DEVELOPMENT OF BUSINESS

The registrant, CTS Corporation (CTS or Company), is an Indiana corporation incorporated in 1929 as a successor to a company started in 1896. CTS' principal executive offices are located at 905 West Boulevard North, Elkhart, Indiana, 46514, telephone number
(219) 293-7511.

CTS designs, manufactures and sells electronic components and electronic component assemblies as well as commercial and industrial products. The engineering and manufacturing of CTS products is performed at 21 facilities worldwide. CTS products are sold primarily through sales engineers, sales representatives, agents and distributors.

During 1994, the Company purchased the assets of AT&T
Microelectronics' light emitting diode based optical data link products business. The transaction also included sales contracts, backlog, intellectual property, trademarks, and the design and manufacturing technology. These products, manufactured in the Company's West Lafayette, Indiana, Microelectronics facility, were being phased out during 1997.

During 1996, the Company sold property in New Hope, Minnesota, for $550,000 in cash and a promissory note. The Company recognized a pretax gain of $35,000.

On October 16, 1997, the Company acquired Dynamics Corporation of America ("DCA"), (the "merger" or "acquisition") including the reacquisition of 6,909,300 CTS shares held by DCA, as described in "Note B-Acquisition", page 19 of the CTS Corporation 1997 Annual Report, and as incorporated herein by reference. CTS shareholders on October 16, 1997, approved an increase in CTS' authorized capitalization to 75,000,000 common shares and 25,000,000 preferred shares. CTS shareholders also approved a 3-for-1 stock split in the form of a stock dividend to CTS shareholders of record on October 24, 1997.

During 1997, the Company sold assets in Baldwin, WI and property and assets in Cokato, Minnesota for approximately $7,837,000. The Company recognized a pretax profit of approximately $350,000 after the write-off of associated goodwill.

The Company leased a facility in Dongguan, China during 1997 to serve Taiwanese manufacturers establishing operations in China. These manufacturers are purchasing the required components locally. This facility is positioned to serve these customers and other entrants to the Chinese manufacturing market.

During 1997, the Company announced the closing of its switch and variable resistor manufacturing facility in Bentonville, Arkansas. The Company plans to sell this property. The Bentonville manufacturing and distribution operations will be relocated to the Company's facilities in Kaohsiung, Taiwan, Matamoros, Mexico and Brownsville, Texas.

Also during 1997, the Company leased a 20,000 square foot facility in Hudson, New Hampshire to increase our electronic manufacturing service capability. This location was selected to serve the expanding North American electronic manufacturing requirements.


           FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

The Company's products include electronic components and assemblies, electrical appliances, power and controlled environmental systems and fabricated metal products and equipment. Sales to unaffiliated customers operating earnings and identifiable assets, by geographic area, are contained in "Note H - Business Segment and Non-U.S. Operations," page 24, of the CTS Corporation 1997 Annual Report, and is incorporated herein by reference.


             PRINCIPAL BUSINESS AND PRODUCTS OF CTS

CTS is primarily in the business of developing, manufacturing and selling a broad line of electronic products principally serving the electronic needs of original equipment manufacturers (OEMs).

The Company sells classes of similar electronic products consisting of the following:

     Electronic components
     Electronic component assemblies

A substantial portion of the products within these product classes are manufactured by CTS from purchased raw materials or subassemblies. Electronic products (components and assemblies) are typically manufactured at the same locations and sold to similar OEM customers.
Some products sold by CTS are purchased and resold under the Company's name.

During the past three years, two product classes accounted for 10% or more of consolidated revenue during one or more years, as follows:

                                             Percent of
                                       Consolidated Revenue
Product Classes                      1997         1996      1995
Electronic components                  57           67        73
Electronic component assemblies        36           32        26
Other                                   7            1         1

Total                                 100%         100%      100%

In addition to contributing to its line of electronic components, the merger added products to the Company's "other" class.
"Other" includes electrical appliances, power and controlled environmental systems and fabricated metal products.

MARKETS

CTS estimates that its products have been sold in the following electronics markets and in the following percentages during the preceding three fiscal years:

                                 Percent of Consolidated Revenue
Markets                            1997      1996      1995

Automotive                         29         34        36
Computer Equipment                 28         21        19
Communications Equipment           17         20        18
Other                              26         25        27
                                  100%       100%      100%

OEM products for the automotive market include throttle position sensors, exhaust gas recirculation sensors, other automotive application sensors, resistor networks, variable resistors, and loudspeakers for automotive entertainment systems.

OEM products for the computer equipment market include flex cable assemblies, backpanels, resistor networks, switches, frequency control devices, fiber-optic transceivers, heat dissipators, heatsinks and printed circuit board retainers. Products for this market are principally used in computers and computer peripheral equipment.

In the communications equipment market, CTS OEM products include backpanels, frequency control devices, hybrid microcircuits, fiber-optic transceivers, switches and resistor networks. Products for this market are principally used in telephone equipment and telephone switching systems.

"Other" markets, which encompass OEM and all distribution sales, include the following products: resistor networks, hybrid microcircuits, variable resistors, switches, electronic connectors, frequency control devices, backpanels, electrical appliances, power and controlled environmental systems and fabricated metal products and equipment.

End uses for these products include: medical electronic devices, electronic testing, measuring and servicing instruments, electronic and medical diagnostic equipment, home entertainment equipment, appliances, defense and commercial construction.


                    MARKETING AND DISTRIBUTION

Sales of CTS electronic components to OEMs are principally by CTS sales engineers and manufacturers' representatives. CTS maintains sales offices in Elkhart, Indiana; Detroit, Michigan; the United Kingdom, Hong Kong, Taiwan and Japan. Various regions of the United States are serviced by sales engineers working out of their homes. The sale of electronic components is relatively integrated such that most of the product lines of CTS are sold through the same field sales force. Approximately 52% of net sales in 1997 were attributable to coverage by CTS sales engineers.

Generally, CTS sales engineers service the Company's largest customers with application specific products. CTS sales engineers work closely with major customers in determining customer requirements and in designing CTS products to be provided to such customers.

CTS utilizes the services of independent sales representatives and distributors in the United States and other countries for customers not serviced by CTS sales engineers. Sales representatives receive commissions from CTS. During 1997, approximately 40% of net sales were attributable to coverage by sales representatives.
Independent distributors purchase products from CTS for resale to customers. In 1997, independent distributors and/or dealers accounted for approximately 8% of net sales.


                         RAW MATERIALS

Generally, CTS' major raw materials are steel, copper, brass, aluminum, certain precious metals, resistive and conductive inks, passive electronic components and semiconductors, used in several CTS products; ceramic materials used particularly in resistor networks and hybrid microcircuits; synthetic quartz used in frequency control devices; and laminate material used in printed circuit boards. These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe that it is dependent on one or on a very few vendors. In 1997, all of these materials were available in adequate quantities to meet CTS' production demands.

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


                         WORKING CAPITAL

CTS does not usually buy inventories or manufacture products without actual or reasonably anticipated customer orders, except for some standard, off-the-shelf distributor products. The Company is not generally required to carry significant amounts of inventories to meet rapid delivery requirements because most customer orders are for custom products. CTS has entered into "just-in-time" arrangements with certain major customers in order to meet their just-in-time delivery needs.

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

Working capital requirements are generally dependent on the overall business level. During 1997, working capital increased to $93.4 million, primarily because of the increase in the overall business level. During 1997, cash decreased due to the requirements of the DCA acquisition, partially offset by increased cash generated through financing and the higher level of earnings. Cash represents a significant part of the Company's working capital. Cash of various non-U.S. subsidiaries was held in U.S.-denominated cash equivalents at December 31, 1997. This cash, other than approximately $5.3 million, is generally available to the Company. During 1997, the other changes in working capital were primarily a result of the DCA acquisition and higher business activity.


                 PATENTS, TRADEMARKS AND LICENSES

CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS believes that the success of its business is not materially dependent on the existence or duration of any patent, group of patents or trademarks.

CTS licenses the right to manufacture several electronic products to companies in the United States and non-U.S. countries. In 1997, license and royalty income was less than 1% of net sales. CTS believes that the success of its business is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.


                         MAJOR CUSTOMERS

CTS' 15 largest customers represented about 65%, 62% and 61% of net sales in 1997, 1996 and 1995, respectively. Sales to General Motors Corporation represented more than 10% of CTS' sales in each of the last three years (ranging from 12% to 18% of net sales over such period).
Sales to Digital Equipment Corporation represented more than 10% of CTS' net sales in one of the last three years. Sales to Seagate
Technology, Inc. represented more than 10% of CTS' net sales in one of the last three years. The loss of, or reduction in, orders from one or more of these customers could have a materially adverse effect on CTS.


                        BACKLOG OF ORDERS

Backlog of orders does not necessarily provide an accurate indication of present or future business levels for CTS. For many electronic components, the period between receipt of orders and delivery is relatively short. For large orders from major customers that may constitute backlog over an extended period of time, production scheduling and delivery are subject to change or cancellation by the customers on relatively short notice. At the end of 1997, the Company's backlog of orders was $165 million, which includes $82 million for DCA. This compares to $85 million at the end of 1996.

The backlog of orders at the end of 1997 will generally be filled during the 1998 fiscal year.


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

Some customers have reduced or plan to reduce the number of suppliers while increasing the volume of purchases from suppliers. Most customers are demanding higher quality, reliability and delivery standards from CTS as well as competitors. These trends may create opportunities for CTS while also increasing the risk of loss of business to competitors.

The Company believes that it competes most successfully in custom products manufactured to meet specific applications of major
OEMs.

CTS believes that it has some advantages over certain competitors because of its ability to apply a broad range of technologies and materials capabilities to develop products for the special requirements of customers. CTS also believes that it has an advantage over some competitors in its capability to sell a broad range of products manufactured to relatively consistent standards of quality and delivery. CTS believes that the relative breadth of its product lines and relative consistency in quality and delivery across product lines are advantages to CTS in selling products to customers.

CTS believes that it is one of the largest manufacturers of automotive throttle position sensors in the world.



        FINANCIAL INFORMATION ABOUT NON-U.S. AND DOMESTIC
                   OPERATIONS AND EXPORT SALES

Information about revenue from sales to unaffiliated customers, operating earnings and identifiable assets, by geographic area, is contained in "Note H - Business Segment and Non-U.S.
Operations," pages 24-25, of the CTS Corporation 1997 Annual Report, and is incorporated herein by reference.

In 1997, approximately 40% of net sales to unaffiliated customers, after eliminations, were attributable to non-U.S. operations. This is the same percentage as 1996. About 27% of total CTS assets, after eliminations, are non-U.S. Except for cash and equivalents, a substantial portion of these assets cannot readily be liquidated. CTS believes that the business risks attendant to its present non-U.S. operations, though substantial, are normal risks for non-U.S. businesses, including expropriation, currency controls and changes in currency exchange rates and government regulations.


               RESEARCH AND DEVELOPMENT ACTIVITIES

In 1997, 1996 and 1995, CTS expended $13.3, $10.7 and $8.0
million, respectively, for research and development. Most CTS research and development activities relate to new product and process developments or the improvement of product materials. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers.

During 1997, the Company continued to introduce additional versions of existing products in response to present and future customer requirements.


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

                            EMPLOYEES

CTS employed 5,044 persons at December 31, 1997. About 31% of these persons were employed outside the United States at the end of 1997. Approximately 700 CTS employees in the United States were covered by collective bargaining agreements as of December 31, 1997. One of the four collective bargaining agreements covering these employees will expire in 1999. The other three agreements will expire in 2000.


Item 2.   Properties

CTS operations or facilities are at the following locations.  The owned properties are not subject to material liens or
encumbrances.
                                   Square    Owned/
Location                            Feet     Leased Expires

Elkhart, IN                        412,000   Owned     -
Scranton, PA                       270,000   Owned     -
Berne, IN                          249,000   Owned     -
New Hartford, CT                   212,000   Owned     -
Singapore                          159,000   Owned*    -
Batavia, OH                        148,000   Owned     -
Kaohsiung, Taiwan                  133,000   Owned*    -
Streetsville, Ontario, Canada      112,000   Owned     -
West Lafayette, IN                 106,000   Owned     -
Bridgeport, CT                      97,000   Owned     -
Sandwich, IL                        94,000   Owned     -
Carlisle, PA                        94,000   Leased    February
                                                       2009
Brownsville, TX                     85,000   Owned     -
Carson, CA                          76,000   Leased    October
                                                       2007
Glasgow, Scotland                   75,000   Owned     -
McConnellsburg, PA                  74,000   Owned     -
Bentonville, AR                     72,000   Owned     -
New Hope, MN                        55,000   Leased    December
(Science Center Dr.)                                   1998
Winsted, CT                         55,000   Owned     -
Bangkok, Thailand                   53,000   Owned     -
Matamoros, Mexico                   51,000   Owned*    -
Baldwin, WI                         39,000   Owned     -
Burbank, CA                         37,000   Leased**  January
                                                       2000
Dongguan, China                     23,000   Leased    October
                                                       2002
Burbank, CA                         21,000   Owned     -
Hudson, NH                          20,000   Leased    September
                                                       1999
Greenwich, Ct                        8,000   Leased    December
                                                       2000

   TOTAL                         2,816,000

 * Buildings are located on land leased under renewable leases.
** There is a ground lease on a parcel that expires in 2015.

The Company is currently seeking to sell the Bentonville, Arkansas manufacturing facility.

A portion of the Brownsville facility is currently under a leasing arrangement which expires in 1999. The annual rental income is approximately $60,000. The New Hope, Minnesota facility is currently under two separate sublease arrangements, each expiring in 1998. The combined annual rental income is approximately $170,000.

In 1994, the Company entered into a three-year lease of the Bangkok, Thailand, property. In early 1997, this lease was extended to March 31, 1999. The annual rental amount is approximately U.S. $280,000.

During 1995, a lease for an initial term of two years with a two-year renewal option was finalized with an international semiconductor manufacturer for one floor of the Singapore facility. During 1997, the two-year renewal option was exercised, with an annual rental amount of approximately $840,000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

A special meeting of the shareholders of CTS Corporation was held on October 16, 1997. At that meeting, two matters were submitted to a vote of the shareholders: (1) The issuance of common stock pursuant to the Amended and Restated Agreement and Plan of Merger among the Company, a wholly-owned subsidiary of the Company, and Dynamics Corporation of America ("DCA") and related amendments to the Company's Articles of Incorporation; and (2) The grant of employee stock options to certain executive officers of CTS and DCA. Following are the tabulations of the voting results on these issues, on which 4,229,589 shares were entitled to vote and 3,782,012 of such shares were represented at the meeting:


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


                             PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters

The principal market for CTS common stock is the New York Stock Exchange. Information relative to the high and low trading prices for CTS Common Stock for each quarter of the past two years and the frequency and amount of dividends declared during the previous two years can be located in "Shareholder Information," page 12, of the CTS Corporation 1997 Annual Report, incorporated herein by reference. On March 6, 1998, there were approximately 1,435 holders of record of CTS common stock.

The Company intends to continue a policy of considering dividends on a quarterly basis. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditure and other investment requirements, the financial condition of CTS and such other factors as the Board of Directors deems relevant.


Item 6.   Selected Financial Data

A summary of selected financial data for CTS, for each of the previous five fiscal years, is contained in the "Five-Year
Summary," page 13, of the CTS Corporation 1997 Annual Report, incorporated herein by reference.

Certain divestitures and closures of businesses and certain accounting changes affect the comparability of information contained in the "Five-Year Summary."


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Information about liquidity, capital resources and results of operations, for the three previous fiscal years, is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1995-1997)," pages 28-31, of the CTS Corporation 1997 Annual Report, incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

Consolidated financial statements, meeting the requirements of Regulation S-X, and the Report of Independent Accountants, are contained in pages 14-27 of the CTS Corporation 1997 Annual Report, incorporated herein by reference. Quarterly per share financial data is provided in "Shareholder Information," under the subheadings, "Quarterly Results of Operations" and "Per Share Data," on page 12 of the CTS Corporation 1997 Annual Report, and is incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

There were no disagreements.



                            PART III

Item 10.   Directors and Executive Officers of the Registrant

Information responsive to Items 401(a) and 401(e) of Regulation
S-K pertaining to directors of CTS is contained in the 1998 Proxy
Statement under the caption "Election of Directors," pages 6-7, filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 1998 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," page 8, filed with the Securities and Exchange Commission, and is incorporated herein by reference.

The individuals listed were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 25, 1997, except for William J. Kaska, who was elected at the August 13, 1997 meeting of the Board of Directors. They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on April 24, 1998, at which time the election of officers will be considered again by the Board of Directors.

Name                     Age       Position and Offices

Joseph P. Walker         59        Director, Chairman,
                                   President and Chief
                                   Executive Officer
William J. Kaska         56        Group Vice President
Stanley J. Aris          57        Vice President Finance and
                                   Chief Financial Officer
Jeannine M. Davis        49        Vice President, Secretary
                                   and General Counsel
James L. Cummins         42        Vice President, Human Resources
James N. Hufford         58        Vice President, Research,
                                   Development and Engineering
Donald R. Schroeder      49        Vice President, Sales and
                                   Marketing
George T. Newhart        55        Corporate Controller
Gary N. Hoipkemier       43        Treasurer

Joseph P. Walker has served as Chairman of the Board, President and Chief Executive Officer of CTS since 1988. Mr. Walker is a
Director of NBD Bank, N.A.

William J. Kaska was elected Group Vice President on August 13,
1997. Prior to his appointment, he served as General Manager and Vice President of CTS Automotive Products.

Stanley J. Aris has served as Vice President, Finance and Chief
Financial Officer since 1992. Prior to joining CTS, Mr. Aris worked for two years as a business consultant.

Jeannine M. Davis has served as Vice President, Secretary and
General Counsel since 1988.

James L. Cummins has served as Vice President, Human Resources since 1994. For the three years prior to this appointment, he served as Director, Human Resources, CTS Corporation from 1991-1994.

James N. Hufford has served as Vice President, Research,
Development and Engineering since 1995. During the four years prior to this appointment, Mr. Hufford served as Manager and then
Director of Corporate Research, Development and Engineering for the Corporation.

Donald R. Schroeder has served as Vice President, Sales and
Marketing since 1995. During the six years prior to this appointment, Mr. Schroeder served as Business Development Manager for innovative and new technology for the CTS Microelectronics business unit in West Lafayette, Indiana.

George T. Newhart has served as Corporate Controller since 1989.

Gary N. Hoipkemier has served as Treasurer since 1989.


Item 11.   Executive Compensation

Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 1998 Proxy
Statement in the captions "Executive Compensation," pages 9-12 and "Director Compensation," pages 17-18, filed with the Securities and Exchange Commission, and is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 1998 Proxy Statement in the caption "Securities Beneficially Owned by Principal Shareholders and Management," pages 3-6, filed with the Securities and Exchange Commission, and is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

On October 16, 1997, the Company acquired Dynamics Corporation of
America ("DCA"), including the reacquisition of CTS shares held by DCA. Other transactions between DCA and CTS, prior to the acquisition, were minimal.

Information responsive to Item 404 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 1998 Proxy Statment in the caption "Certain Relationships and Related Transactions", pages 7-8, filed with the Securities and Exchange Commission and is incorporated herein by reference.


                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K


The list of financial statements and financial statement schedules required by Item 14(a)(1) and (2) is contained on page
S-1 herein.


(a)  (3)       Exhibits

     (3)(a)    Articles of Incorporation, as amended and restated
               October 16, 1997, (incorporated by reference to
               Exhibit (3) (a) to the Company's Current Report on form 8-K, filed October 20, 1997).

     (3)(b) Bylaws, effective October 31, 1997, filed herewith.

     (10)(a) Employment Agreement, dated as of May 9, 1997, between the Company and Joseph P. Walker
               (incorporated by reference to Exhibit (c)(2) to the Schedule 14D-1 filed by the Company on May 16,
               1997).

     (10)(b) Prototype indemnification agreements, executed with all officers and directors of the Corporation, incorporated by reference to Exhibit (10)(b) to the Company's
               Annual Report on Form 10-K for 1991).

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

     (10)(f) Amended and Restated Agreement and Plan of Merger, dated as of May 9, 1997, and amended and restated on July 17, 1997, and further amended on October 15, 1997, among the Company, CTS First Acquisition Corp., a wholly owned subsidiary of the Company ("Sub"), and DCA (incorporated by reference to Exhibit (c)(6) to Amendment No. 3 to the Schedule 13D filed by the Company in respect of DCA on July 18, 1997, (the "Schedule 13-D") and Exhibit 2(a) to the Company's Current Report on Form 8-K, filed October 20, 1997).

     (10)(g) Shareholders Agreement, dated as of July 17, 1997, among the Company, Sub, WHX Corporation ("WHX") and SB Acquisition Corp., a subsidiary of WHX (incorporated by reference to Exhibit (c)(7) to the Schedule 13-D).

     (10)(h) Employment Agreement, dated as of May 9, 1997, between the Company and Andrew Lozyniak (incorporated by reference to Exhibit 10.5 of DCA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, (the "DCA 10-Q").

     (10)(i) Employment Agreement, dated as of May 9, 1997, between the Company and Patrick J. Dorme
               (incorporated by reference to the DCA 10-Q).

     (10)(j) Employment Agreement, dated as of May 9, 1997, between the Company and Henry V. Kensing
               (incorporated by reference to the DCA 10-Q).

     (10)(k) The Form of Severance Agreement, dated April 11, 1997, between the Company and certain officers of the Company (incorporated by reference to Exhibit
               (a)(99) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997) and amendment thereto, dated May 9, 1997, (incorporated by reference to Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997.

     (10) (l)  Stock Option Agreements, with Stanley J. Aris,
               Jeannine M. Davis, Andrew Lozyniak and Joseph P.
               Walker, pursuant to option approval by
               shareholders on October 16, 1997, filed herewith.

     (21)      Subsidiaries as of October 16, 1997, filed herewith.

     (23) Consent of Price Waterhouse to incorporation by reference of this Annual Report on Form 10-K for the fiscal year 1997 to Registration Statement 33-27749 on Form S-8 and Registration Statement 333-5730 on Form S-8.

     (27) Financial Data Schedule (filed only electronically with the SEC).

b.   Reports on Forms 8-K

     Announcements that the Effective Time for the Merger had occurred on October 16, 1997, and describing related events;
     filed October 20, 1997.


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

Date                              By  /S/ Stanley J. Aris
                                      Stanley J. Aris,
                                      Vice President Finance
                                      and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                              By /S/ Lawrence J. Ciancia
                                     Lawrence J. Ciancia,
                                     Director

Date                              By /S/ Patrick J. Dorme
                                     Patrick J. Dorme,
                                     Director

Date                              By /S/ Gerald H. Frieling, Jr.
                                     Gerald H. Frieling, Jr.,
                                     Director

Date                              By /S/ Andrew Lozyniak
                                     Andrew Lozyniak,
                                     Director

Date                              By /S/ Robert A. Profusek
                                     Robert A. Profusek,
                                     Director

Date                              By /S/ Joseph P. Walker
                                     Joseph P. Walker,
                                     Director

Date                              By /S/ George T. Newhart
                                     George T. Newhart,
                                     Corporate Controller
                                     and Principal Accounting
                                     Officer

Date                              By /S/ Jeannine M. Davis
                                     Jeannine M. Davis,
                                     Vice President, Secretary
                                     and General Counsel



                    ANNUAL REPORT ON FORM 10-K

              ITEM 14(a) (1) AND (2) AND ITEM 14(d)


  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENT SCHEDULES

                   YEAR ENDED DECEMBER 31, 1997


                 CTS CORPORATION AND SUBSIDIARIES

                         ELKHART, INDIANA

       FORM 10-K - ITEM 14(a) (1) AND (2) AND ITEM 14 (d)

                 CTS CORPORATION AND SUBSIDIARIES

  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of CTS
Corporation and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 1997, and
         December 31, 1996

         Consolidated statements of earnings - Years ended
         December 31, 1997, December 31, 1996, and December 31, 1995

         Consolidated statements of shareholders' equity - Years
         ended December 31, 1997, December 31, 1996, and December 31,
         1995

         Consolidated statements of cash flows - Years ended
         December 31, 1997, December 31, 1996, and December 31, 1995

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



                               S-1


REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of CTS Corporation


Our audits of the consolidated financial statements referred to in our report dated January 30, 1998, appearing on page 27 of the CTS Corporation 1997 Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


Chicago, Illinois
January 30, 1998


                                    S-2

                                          CTS CORPORATION
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                     (In thousands of dollars)

                                                  Additions
                               Balance at   Charged to   Charged to
                              Beginning of   Costs and      Other                     Balance at
     Classification              Period      Expenses      Accounts    Deductions(1)  End of Period

Year ended December 31, 1997:

  Allowance for
   doubtful receivables          $622         $(66)        $522(2)         $ 4             $1,074


Year ended December 31, 1996

  Allowance for
   doubtful receivables          $774        $ 239          $ 0           $391              $622

Year ended December 31, 1995:

  Allowance for
   doubtful receivables          $869            $1         $ 0            $96              $774


(1) Uncollectible accounts written off.

(2) Balance from DCA Merger.




                                                S-3


                             CTS CORPORATION

                                 BY LAWS


              (As Amended and in Effect on October 31, 1997)


                                ARTICLE I.

                                 Officers


The officers of CTS Corporation
(the "Corporation") shall be a President, one or more Vice Presidents, a Secretary, a Treasurer and a Controller. The Board of Directors may also elect one or more Assistant Secretaries, Assistant Treasurers and Assistant Controllers, and such other officers as may be determined, from time to time, by the Board of Directors.

The President shall be a director of the Corporation. Any offices, other than those of President and Secretary, may be held by the same person.

The officers of the Corporation shall be elected by the Board of Directors at the annual meeting of the Board of Directors for the term of one year and until their successors have been elected and qualified. Any vacancy occurring among the above offices may be filled for the remainder of the term by the Board of Directors at any regular or special meeting, and officers so elected shall hold office until the next annual meeting of the Board of Directors and until their successors have been elected and qualified.


                               ARTICLE II.

                     Board of Directors Organization

     Section 1. The Board of Directors shall elect, from the members of the Board of Directors who are not officers of the Corporation, an Audit Committee consisting of not less than two members. The members of the Audit Committee shall be elected at each annual meeting of the Board of Directors to serve, while qualified, at the pleasure of the Board of Directors, or if longer, for one year and until their successors have been elected and qualified.

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

    Section 2. The Board of Directors shall elect from members of the Board of Directors, who are not officers of the Corporation, a Compensation Committee consisting of not less than two members. The members of the Compensation Committee shall be elected at each annual meeting of the Board of Directors to serve, while qualified, at the pleasure of the Board of Directors, or if longer, for one year and until their successors have been elected and qualified.

    The Compensation Committee shall be responsible directly to the Board of Directors and, in addition to such authority and duties specifically delegated by the Board of Directors, shall have authority to review, and make recommendations to the Board of Directors regarding the compensation, including fringe benefits and stock options, for the officers of the Corporation.

    Unless the Board of Directors designates a Chairman, a majority of the members of the Compensation Committee may designate one member of the Compensation Committee as Chairman of the Compensation Committee to preside at all meetings of the Compensation Committee.

    Section 3. The Board of Directors shall designate from members of the Board of Directors, a Chairman of the Board, who shall preside at meetings of shareholders and of the Board of Directors unless the Chairman shall designate an officer or other director of the Corporation to do so. The Chairman of the Board shall have such additional authority as granted by the Board of Directors and shall perform such other duties as are assigned from time to time by the Board of Directors.


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

   Section 4. The Secretary shall attend all meetings of the shareholders and Board of Directors and all committees, and shall keep minutes of each meeting. The Secretary shall give proper notice of all meetings of shareholders, directors and committees, required in these Bylaws. The Secretary shall maintain proper records of ownership and transfer of the stock of the Corporation. The Secretary shall have the custody of, and affix, the seal of the Corporation and perform such other duties as may be assigned from time to time by the Board of Directors.

    Section 5. The Vice President Finance/Chief Financial Officer, shall be responsible for the financial affairs of the Corporation, shall submit to the annual meeting of shareholders a statement of the financial condition of the Corporation, and whenever required by the Board of Directors, shall give account of all transactions and of the financial condition of the Corporation. The Treasurer shall report to the Vice President Finance/Chief Financial Officer. The Treasurer shall establish and maintain appropriate banking relations and arrangements on behalf of the Corporation. The Treasurer shall receive and have custody of, and shall disburse, all moneys of the Corporation, and in the name of the Corporation, shall deposit all moneys in, and disburse all moneys from, such bank, or banks, as the Board of Directors shall designate, from time to time, as the depositories of the Corporation. The Treasurer shall perform such other duties and render such services for, and on behalf of, the Corporation as may be assigned from time to time by the Vice President Finance, Chief Financial Officer.

    Section 6. The Controller shall be the accounting officer of the Corporation and shall formulate accounting procedures to record expenses, losses, gains, assets and liabilities of the Corporation, to report and interpret results of operations of the Corporation and to assure protection of the assets of the Corporation. The Controller shall prepare and submit to the Board of Directors and the Chief Executive Officer such periodic balance sheets, profit and loss statements and other financial statements as may be required to keep such persons currently informed of the operations and the financial condition of the Corporation. The Controller shall perform such other duties assigned from time to time by the Chief Executive Officer.

   Section 7. The Assistant Secretary or Secretaries, Assistant Treasurer or Treasurers, and the Assistant Controller or Controllers shall perform the duties of the Secretary, of the Treasurer, and of the Controller, respectively, in the absence of those officers and shall have such further authority and perform such other duties as may be assigned.


                               ARTICLE IV.

                       Duties of Officers Delegated

    In the absence or disability of any officer of the Corporation, the Board of Directors may delegate the powers and duties of any such officer to any other officer or director of the Corporation for such period of time as said Board of Directors may determine.


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


                               ARTICLE VI.

                         Meetings of Shareholders

  Section 1. Meetings of the shareholders of the Corporation shall be held at the place, either within or without the State of Indiana, stated in the notice of said meeting.

  Section 2. The annual meeting of shareholders of the Corporation shall be held on the last Friday in April of each year or at such other time established for such meeting by 80% of the directors.

  Section 3. A complete list of the shareholders entitled to vote at any shareholders' meeting, arranged in alphabetical order and containing the address and number of shares of stock so held by each shareholder who is entitled to vote at said meeting, shall be prepared by the Secretary and shall be subject to the inspection by any shareholder at the time and place of an annual meeting and at the principal office of the Corporation for five (5) days prior thereto.

  Section 4. At all shareholders' meetings a quorum shall consist of a majority of all of the shares of stock outstanding and entitled by the Articles of Incorporation to vote on the business to be transacted at said meeting, but a meeting composed of less than a quorum may adjourn the meeting from day to day thereafter or until some future time.

  Section 5. At the annual meeting of the shareholders, there shall be elected, by plurality vote, a Board of Directors, who shall hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

  Section 6. At all shareholders' meetings, each shareholder shall be entitled to one (1) vote in person or by proxy for each share of common stock registered in the shareholder's name on the books of the Corporation as of the record date which shall be as fixed by the Board of Directors and entitled, by the Articles of Incorporation, to vote on the business to be transacted at said meeting.

  Section 7. The shareholders may be represented at any meeting thereof by their duly appointed Attorney-in-Fact provided the proxy so appointing said Attorney-in-Fact shall be filed with the Secretary prior to the meeting.

  Section 8. Special meetings of the shareholders of the Corporation may be called by the Chairman of the Board, by the President, by the Board of Directors, or by the shareholders holding not less than one-fourth of all of the shares of stock outstanding and entitled, by the Articles of Incorporation, to vote on the business to be transacted at said special meeting whenever in the opinion of such person or body such meeting is necessary.

  Whenever a special meeting of the shareholders shall be called by the shareholders, the call shall be delivered to the Secretary who shall issue the notice of said special meeting which is required to be given.

  Section 9. Written notice of each meeting of the shareholders shall be given by the Secretary to each shareholder of record at least ten (10) days prior to the time fixed for the holding of such meeting; said notice shall state the place, day and hour and the purpose for which said meeting is called, and said notice shall be addressed to the last known place of residence of each shareholder as shown by the stock books of the Corporation. The ten (10) days shall be computed from the date upon which said notice is deposited in the mails.

  Section 10. Notice of any shareholders' meeting may be waived in writing by any shareholder if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called and the time and place thereof.

  Section 11. No shares of stock shall be voted at any annual or special meeting of shareholders upon which any installment is due and unpaid or which are owned by the Corporation.


                               ARTICLE VII.

                                Directors

  Section 1. The property and business affairs of the Corporation shall be managed under the direction of the Board of Directors.
Directors shall be elected by a plurality vote at the annual meeting or a special meeting of the shareholders and shall hold office for a term of one year or until their successors are elected and qualified. In case of the failure to hold the annual meeting on the date fixed herein for the same to be held, the directors shall hold over until the next annual meeting, unless prior to said meeting a special meeting of the shareholders for the purpose of electing directors has been held.
Subject to the rights, if any, of any series of Preferred Stock to elect additional directors under circumstances specified in the Articles of Incorporation and to the minimum and maximum number of authorized directors provided in the Articles of Incorporation, the authorized number of directors will be as determined from time to time by the Board of Directors. If no determination of the number of directors has been made by the Board of Directors, the number of directors shall be [seven].

  Section 2. Any vacancy occurring in the Board of Directors caused by resignation, death or other incapacity, shall be filled by majority vote of the remaining members of the Board until the next annual meeting of shareholders; provided, however, that if the vote of the remaining members of the Board of Directors shall result in a tie, such vacancy shall be filled by the shareholders at the next annual meeting of the shareholders or at a special meeting of the shareholders called for that purpose.

  Section 3. Any vacancy occurring in the Board of Directors, caused by an increase in the number of directors, shall be filled by a majority vote of the members of the Board until the next annual meeting of shareholders; provided, however, that if the vote of the members of the Board of Directors shall result in a tie, such vacancy shall be filled by the shareholders at the next annual meeting of the shareholders or at a special meeting of the shareholders called for that purpose.

  Section 4. A person shall not be nominated, stand for election or be elected as a director of the Corporation who (I) at the time of his election shall be seventy (70) years of age or older, (ii) has retired from employment by the Corporation and is sixty-five (65) years of age or older or (iii) has retired from active business and professional vocations.


                              Article VIII.

                          Meetings of Directors

  Section 1. Following the annual meeting of shareholders, the annual meeting of the Board of Directors shall be held without notice, each and every year hereafter, at the time and place determined by the directors.

  Section 2. Regular meetings of the Board of Directors shall be held without notice at 9:00 A.M. on the last Friday of February, June, August, October and December at the offices of the Corporation, unless another time and place is designated.

  Section 3. Special meetings of the Board of Directors may be called by the Chairman of the Board, by the President, or by three (3) members of the Board of Directors on three (3) days' notice by mail, or an twenty-four (24) hours' notice by telegraph, telephone, facsimile or other similar medium of communication to each director, which notice shall be addressed to the last known place of business or residence of each director, and said meetings may be held either at the office of the Corporation or at such other place as may be designated in the notice of said meeting.

  Whenever a special meeting of the Board of Directors shall be called, in accordance with the provision of this section, by members of the Board of Directors, the call shall be in writing, signed by said directors and delivered to the secretary who shall thereupon issue the notice calling said meeting.

  Section 4. Not less than one-half at the whole Board of Directors, shall constitute a quorum for the transaction of any business except the filling of vacancies, but a smaller number may adjourn, from time to time, until a future date or until a quorum is secured.

  For the purpose only of filling a vacancy or vacancies in the Board of Directors, a quorum shall consist of a majority of the whole Board of Directors, less the vacancy or vacancies therein.

  The act of a majority at the directors present at a meeting duly called, at which a quorum is present shall be the act of the Board of Directors.


                               ARTICLE IX.

                      Compensation of Directors and
                         Members of Committees

  The members of the Board of Directors and members of committees of the Corporation, who are not salaried employees of the Corporation, shall receive such compensation for their services to be rendered as members of the Board of Directors, or of committees, as may, from time to time, be fixed by the Board of Directors and the compensation so fixed shall continue to be payable until the Board of Directors shall have thereafter fixed a different compensation, which it may do at any annual, regular or special meeting.


                                ARTICLE X.

                          Certificates of Stock

  Section 1. Certificates of stock shall be issued to those legally entitled thereto, as may be shown by the books of the Corporation, and shall be signed by the President and attested by the Secretary.

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


                               ARTICLE XI.

                            Transfer of Stock

  Section 1. The stock transfer books of the Corporation may from time to time be closed by order of the Board of Directors for any lawful purpose and for such period consistent with law, but not exceeding thirty
(30) days at any one time, as the Board of Directors may deem advisable. In lieu of closing the stock transfer books as aforesaid, the Board of Directors may, in its discretion, fix in advance a date not exceeding fifty (50) days or less than ten (10) days next preceding the date of any meeting of shareholders or the date for the payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect, as the record date for the determination of the shareholders entitled to notice of and to vote at any such meeting or entitled to receive any such dividend or to any such allotment of rights or to exercise the rights of any such change, conversion or exchange of capital stock; and, in such case, only such shareholders as shall be shareholders of record at the close of business on the date so fixed shall be entitled to notice of and to vote at such meeting or to receive such payment of dividend or to receive such allotment of rights or to exercise such rights as the case may be, notwithstanding any transfer of stock on the books of the Corporation after such record date fixed as aforesaid. In the event the Board of Directors fails to fix in advance the record date for the determination of the shareholders entitled to notice of and to vote at any meeting, no share of stock transferred on the books of the corporation within ten (10) days next preceding the date of a meeting shall be voted at such meeting.

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


                               ARTICLE XII.

                               Fiscal Year

  The fiscal year of the Corporation shall correspond to the calendar year.


                              ARTICLE XIII.

                             Checks for Money

  All checks, drafts or other orders for the payment of funds of the Corporation shall be signed by either the Chairman of the Board, the President, or the Treasurer, or by such other individual or individuals as may hereafter, from time to time, be designated by the Board of Directors. No check, draft or other order for the payment of funds of the Corporation shall be signed in blank, either as to the amount of the check, draft or other order, or as to the name of the payee.


                               ARTICLE XIV.

                                Dividends

  The Board of Directors may declare and pay dividends out of the unreserved and unrestricted earned surplus of the Corporation. Dividends may be declared at any annual, regular or special meeting of the Board of Directors. Dividends may be paid in cash, in property or in the shares of the capital stock of the Corporation, as provided by the Articles of Incorporation and the laws of the State of Indiana.


                               ARTICLE XV.

                                 Notices

  Section 1. A notice required to be given under the provisions of these Bylaws to any shareholder, director, officer and member of any committee shall not be construed to mean personal notice but may be given in writing by depositing the same in a post office or letter box in a postpaid sealed wrapper addressed to such shareholder, director, officer and member of any committee at such address as appears upon the books of the Corporation, and such notice shall be deemed to be given at the time when the same shall be thus mailed.

  Section 2. Any shareholder, director, officer and member of any committee may waive, in writing, any notice required to be given by these Bylaws, either before or after the time said notice should have been issued.


                               ARTICLE XVI.

                         Compensation of Officers

  The officers of the Corporation shall receive such compensation for their services as may, from time to time, be fixed by the Board of Directors, and the compensation so fixed shall continue to be payable until the Board of Directors shall have fixed a different compensation, which it may do at any annual, regular, or special meeting.


                              ARTICLE XVII.

                              Corporate Seal

  The seal of the Corporation shall be a plain circular disk having engraved thereon, near the outer edge thereof, at least the words, "CTS Corporation" and in the center thereof the word, "Seal".


                              ARTICLE XVIII.

                             Indemnification

  Section 1.   General.  Without limiting the generality or effect of
Article XI of the Articles of Incorporation, the Corporation shall, to the fullest extent to which it is empowered to do so by the Indiana Business Corporation Law (hereinafter the "IBCL"), or any other applicable laws, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than such law permitted the Corporation to provide prior to such amendment), indemnify and hold harmless any person who was or is involved in any manner (including without limitation as a party or a witness), or is threatened to be made so involved, in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal (hereinafter a "proceeding"), by reason of the fact that such person is or was a director or officer of the Corporation, or who is or was serving at the request of the Board of Directors as a director, officer, partner or trustee of another corporation or a partnership, joint venture, trust, employee benefit plan or other entity, whether for profit or not for profit, (any such person hereinafter an "indemnitee"), whether or not the basis of such proceeding is alleged action in an official capacity while serving as a director, or officer, against all expense, liability and loss (including attorneys' fees and expenses, judgments, settlements, penalties, fines, and excise taxes assessed with respect to employee benefit plans) actually and reasonably incurred or suffered by such person in connection therewith; provided, however, that, except as provided in Section 3 of this Article XVIII with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.

  Section 2. Right to Advancement of Expenses. The right to indemnification conferred in Article XVIII shall include the right to be paid by the Corporation the expenses (including, without limitation, attorneys' fees and expenses) incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that, if the IBCL so requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including, without limitation, service to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking (hereinafter an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal (hereinafter a "final adjudication") that such indemnitee is not entitled to be indemnified for such expenses under this Section 2 or otherwise.


  The rights to indemnification and to the advancement of expenses conferred in Article XVIII shall be contract rights and such rights shall continue as to an indemnitee who has ceased to be a director or officer and shall inure to the benefit of the indemnitee's heirs, executors and administrators. For purposes of Article XVIII, references to "the Corporation" shall include any domestic or foreign predecessor entity of the Corporation in a merger or other transaction in which the predecessor's existence ceased upon consummation of the transaction.

  Section 3.  Right of Indemnitee to Bring Suit.  If a claim under
Section 1 or Section 2 of this Article XVIII is not paid in full by the Corporation within 60 calendar days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be 20 calendar days, the indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit. In (i) any suit brought by the indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the indemnitee to enforce a right to an advancement of expenses) it shall be a defense that, and (ii) any suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the Corporation shall be entitled to recover such expenses upon a final adjudication that, the indemnitee has not met any applicable standard for indemnification set forth in the IBCL. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or shareholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the applicable standard of conduct set forth in the IBCL, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or shareholders) that the indemnitee has not met such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Article XVIII or otherwise shall be on the Corporation.

  Section 4. Non-Exclusivity of Rights. The rights to indemnification and to the advancement of expenses conferred in this
Article XVIII shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the Corporation's Articles of Incorporation, Bylaws, agreement, vote of shareholders or disinterested directors or otherwise.

  Section 5. Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the IBCL.

  Section 6. Vested Right to Indemnification. The right of any individual to indemnification under this Article XVIII shall vest at the time of occurrence or performance of any event, act or omission giving rise to any Proceeding and once vested, shall not later be impaired as a result of any amendment, repeal, alteration or other modification of any or all of these Bylaws. Notwithstanding the foregoing, the indemnification afforded under this Article XVIII shall be applicable to all alleged prior acts or omissions of any individual seeking indemnification hereunder, regardless of the fact that such alleged acts or omissions may have occurred prior to the adoption of these Bylaws, and to the extent such prior acts or omissions cannot be deemed to be covered by these Bylaws, the right of any individual to indemnification shall be governed by the indemnification provisions in effect at the time of such prior acts or omissions.

  Section 7.  Indemnification of Employees and Agents of the
Corporation. The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to the advancement of expenses to any employee or agent of this corporation, or to any individual who is or was serving at the request of the Board of Directors as an employee or agent of another corporation or a partnership, joint venture, trust, employee benefit plan or other entity, whether for profit or not for profit, to the fullest extent of the provisions of these Bylaws with respect to the indemnification and advancement of expenses of directors and officers of this corporation.

    Section 8. Business Expense. Any payments made to any indemnified party under these Bylaws or under any other right to indemnification shall be deemed to be an ordinary and necessary business expense of the Corporation, and payment thereof shall not subject any person responsible for the payment, or the Board, to any action for corporate waste or to any similar action.

    Section 9.  Severability.  If any provision or provisions of
Article XVIII is or are held to be invalid, illegal, or unenforceable for any reason whatsoever: (I) the validity, legality, and enforceability of the remaining provisions of such Article (including without limitation all portions of any paragraph of such Article containing any such provision held to be invalid, illegal, or unenforceable, that are not themselves invalid, illegal, or unenforceable) will not in any way be affected or impaired thereby and (ii) to the fullest extent possible, the provisions of such Article (including without limitation all portions of any paragraph of such Article containing any such provision held to be invalid, illegal, or unenforceable, that are not themselves invalid, illegal, or unenforceable) will be construed so as to give effect to the intent manifested by the provision held invalid, illegal, or illegal, or unenforceable.


                               ARTICLE XIX.

                                Amendments

    Section 1. These Bylaws may be amended, altered, repealed, or added to at any annual or regular meeting of the directors, or at any special meeting thereof.

    Section 2. No amendment, alteration or addition to these Bylaws shall become effective unless the same is adopted by the affirmative vote of a majority of the members of the Board of Directors.


                               ARTICLE XX.

                        Control Share Acquisitions

    As provided for in Section 5 thereof, Chapter 42 of the Indiana Business Corporation Law, relating to control share acquisitions, shall not apply to control share acquisitions of shares of the corporation made after March 3, 1987.




                             CTS CORPORATION

                   Nonqualified Stock Option Agreement


                                RECITALS:


A. Joseph P. Walker (the "Optionee") is an employee of CTS Corporation, an Indiana corporation, or a subsidiary thereof, (collectively, the "Corporation").

B.  The Board of Directors of the Corporation (the "Board") has on May
9, 1997 authorized the execution of a stock option agreement in the form hereof ("Agreement"), as of such date (the "Date of Grant"), subject to shareholder approval and certain other conditions which approval has been obtained and conditions have been satisfied as of the date hereof.

C. The option granted hereby is intended to be a nonqualified stock option and will not be treated as an "incentive stock option" within the meaning of that term under Section 422 of the Internal Revenue Code of 1986 (the "Code").

    NOW, THEREFORE, subject to the terms and conditions herein set forth, the Corporation hereby grants to the Optionee a nonqualified option (the "Option") to purchase 600,000 Common Shares (the "Option Shares") at an exercise price per Option Share equal to $20.83 (the "Exercise Price").

1. Vesting of Option. (a) Unless terminated as hereinafter provided, the Option will be fully exercisable as of the date of this Agreement.

2. Termination of Option. The Option will terminate automatically and without further action on the earliest of the following dates:

    (a) the date of the termination by the Corporation of the Optionee's employment for Cause as defined herein;

    (b) 60 days after the termination of the Optionee's employment with the Corporation by reason of his or her death;

    (c) 180 days after the termination of the Optionee's employment with the Corporation by reason of his or her total and permanent disability;

     (d) 30 days after the voluntary termination by the Optionee of his employment with the Corporation for any reason or the termination by the Corporation of the Optionee's employment with the Corporation for any reason other than disability or Cause; or

     (e) ten years after the Date of Grant, if the Optionee remains in continuous employment with the Corporation during that ten-year period.

        As used herein, "Cause" means that the Optionee:

     (I) has been convicted of a criminal violation involving fraud, embezzlement or theft in connection with his or her duties or in the course of his or her employment with the Corporation; or

    (ii) has intentionally and wrongfully disclosed secret processes, trade secrets or confidential information of the Corporation and any such act has been demonstrably and materially harmful to the Corporation. For purposes of this Agreement, no act or failure to act on the part of the Optionee will be deemed to be "intentional" if it was due primarily to an error in judgment or negligence, and will be deemed to be "intentional" only if done or omitted to be done by the Optionee not in good faith and without reasonable belief that his action or omission was in the best interest of the Corporation.

    3. Payment of Exercise Price. The Exercise Price may be paid (a) in cash or check or other cash equivalent acceptable to the Corporation,
(b) by actual or constructive transfer to the Corporation of nonforfeitable, nonrestricted Common Shares owned by the Optionee for a minimum of six months prior to the date of such exercise, or (c) by any combination of the foregoing methods of payment. Constructive, rather than actual, surrender of Common Shares owned by the Optionee is permitted, provided that the Internal Revenue Service deems such constructive surrender as an actual exchange for tax purposes, and further provided that Optionee provides evidence satisfactory to the Corporation of his ownership of such constructively surrendered Common Shares. Nonforfeitable, nonrestricted Common Shares that are transferred by the Optionee in payment of all or any part of the Exercise Price will be valued at the reported closing price per share of CTS Common Stock on the New York Stock Exchange on the date the Option is exercised or, if not reported on such date, the next preceding date for which such closing price is reported. The requirement of payment in cash will be deemed satisfied if the Optionee makes arrangements that are satisfactory to the Corporation with a broker that is a member of the National Association of Securities Dealers, Inc. to sell a sufficient number of the Option Shares which are being purchased pursuant to the exercise so that the net proceeds of the sale transaction will at least equal the amount of the aggregate Exercise Price, plus interest at the "applicable Federal rate" within the meaning of that term under Section 1274 of the Code, or any successor provision thereto, for the period from the date of exercise to the date of payment, and pursuant to which the broker undertakes to deliver to the Corporation the amount of the aggregate Exercise Price, plus such interest, not later than the date on which the sale transaction will settle in the ordinary course of business.

        As a further condition precedent to the exercise of this Option, the Optionee shall comply with all regulations and requirements of any regulatory authority having control of, or supervision over, the issuance of Common Shares and in connection therewith shall execute any documents which the Compensation Committee shall in its sole discretion deem necessary or advisable.

    4. Compliance with Law. The Corporation will make reasonable efforts to comply with all applicable securities laws; provided, however, that notwithstanding any other provision of this agreement, the Option will not be exercisable if the exercise thereof would result in a violation of any such law.

    5. Consideration for Option. In consideration for the grant of this Option, Optionee agrees that for a period of one year following the termination of his or her employment with the Corporation, he or she will not render services of any kind to any business engaged in, or about to become engaged in, research or development, marketing, leasing or selling of any product, which is the same as, or similar to, a product of the Corporation to which Optionee was exposed during the last two years of his or her employment with the Corporation.

        Optionee further agrees not to communicate or disclose to any person, firm or corporation either directly or indirectly any knowledge or information acquired during his or her employment with the Corporation, or any subsidiary or division thereof, concerning business plans and strategies, inventions, trade secrets, customer or price lists or any other confidential information with respect to the property or business of the Corporation or any subsidiary or division thereof.

    6.  Right to Terminate Employment or Service and Adjust
Compensation. No provision of this Agreement will limit in any way whatsoever any right that the Corporation may otherwise have to terminate the employment or adjust the compensation of the Optionee at any time.

    7. Relation to Other Benefits. Any economic or other benefit to the Optionee under this Agreement will not be taken into account in determining any other benefits to which the Optionee may be entitled under any profit-sharing, retirement or other benefit or compensation plan maintained by the Corporation or under any employment agreement or severance agreement between the Optionee and the Corporation, and will not affect the amount of any life insurance coverage available to any beneficiary under any life insurance plan covering employees of the Corporation.

    8. Transferability. The Option may be transferred during the lifetime of the Optionee, only to (i) a member of Optionee's immediate family; (ii) a trust for the benefit of members of Optionee's immediate family; or (iii) a partnership or other entity of which family members of the Optionee are the sole owners; provided that such transfer is effected by Optionee in strict compliance with all applicable laws and regulations.

    Notwithstanding the foregoing, this Section shall not be construed to entitle the Optionee to compel the Corporation to file any registration statement or take any other action which may be necessary to enable the Optionee to exercise his right of transfer under this Section.

    9. Withholding Taxes. To the extent that the Corporation is required to withhold any federal, state, local or foreign taxes in connection with any benefit realized by the Optionee under this Agreement, and the amounts otherwise available to the Corporation for such withholding are insufficient, it shall be a condition to the realization of any such benefit that the Optionee make arrangements satisfactory to the Corporation for payment of the balance of any taxes required to be withheld. Subject to applicable law, any such arrangements may without limitation include voluntary or mandatory relinquishment of a portion of any such benefit or the surrender of outstanding Common Shares. The Corporation and the Optionee may also make similar arrangements with respect to the payment of any taxes on which withholding is not required.

        10. Adjustments. The number, type and price of Option Shares covered by this Option shall be proportionately and appropriately adjusted by the Compensation Committee of the Corporation in good faith to reflect changes in the capital structure of the corporation by reason of any stock split or dividend, recapitalization, merger, consolidation, combination or exchange of shares for other securities or other similar corporate change. In addition, in the event of any merger, consolidation or other transaction or event having a similar effect, the Optionee may elect to receive awards economically equivalent to the Option provided hereunder in respect of securities of the surviving entity of such transaction.

        11. Severability. In the event that one or more of the provisions of this Agreement may be invalidated for any reason by a court, any provision so invalidated will be deemed to be separable from the other provisions hereof, and the remaining provisions hereof will continue to be valid and fully enforceable.

        12. Governing Law. This Agreement is made under, and will be construed in accordance with, the laws of the State of Indiana, without giving effect to the principle of conflict of laws of such State.

        This Agreement is executed by the Corporation on this 31st day of October, 1997, effective as of the Date of Grant.

                           CTS CORPORATION

                                       By: \S\Jeannine M. Davis

        The undersigned Optionee hereby acknowledges receipt of an executed original of this Agreement and accepts the Option granted hereunder, subject to the terms and conditions hereinabove set forth.


                                          \S\Joseph P. Walker
                                          Optionee

                                     Date: October 31, 1997




                             CTS CORPORATION

                   Nonqualified Stock Option Agreement


                                RECITALS:


    A.  Stanley J. Aris (the "Optionee") is an employee of CTS
Corporation, an Indiana corporation, or a subsidiary thereof, (collectively, the "Corporation").

    B. The Board of Directors of the Corporation (the "Board") has on May 9, 1997 authorized the execution of a stock option agreement in the form hereof ("Agreement"), as of such date (the "Date of Grant"), subject to shareholder approval and certain other conditions which approval has been obtained and conditions have been satisfied as of the date hereof.

    C. The option granted hereby is intended to be a nonqualified stock option and will not be treated as an "incentive stock option" within the meaning of that term under Section 422 of the Internal Revenue Code of 1986 (the "Code").

    NOW, THEREFORE, subject to the terms and conditions herein set forth, the Corporation hereby grants to the Optionee a nonqualified option (the "Option") to purchase 150,000 Common Shares (the "Option Shares") at an exercise price per Option Share equal to $20.83 (the "Exercise Price").

    1. Vesting of Option. (a) Unless terminated as hereinafter provided, the Option will be fully exercisable as of the date of this Agreement.

        (b) To the extent that the Option is exercisable in accordance with the terms of this Section 1, it may be exercised in whole or in part from time to time thereafter.

    2. Termination of Option. The Option will terminate automatically and without further action on the earliest of the following dates:

       (a) the date of the termination by the Corporation of the Optionee's employment for Cause as defined herein;

       (b) 360 days after the termination of the Optionee's employment with the Corporation by reason of his or her death;

       (c) 180 days after the termination of the Optionee's employment with the Corporation by reason of his or her total and permanent disability;

       (d) 30 days after the voluntary termination by the Optionee of his employment with the Corporation for any reason or the termination by the Corporation of the Optionee's employment with the Corporation for any reason other than disability or Cause; or

       (e) ten years after the Date of Grant, if the Optionee remains in continuous employment with the Corporation during that ten-year period.

        As used herein, "Cause" means that the Optionee:

        (I) has been convicted of a criminal violation involving fraud, embezzlement or theft in connection with his or her duties or in the course of his or her employment with the Corporation; or

        (ii) has intentionally and wrongfully disclosed secret processes, trade secrets or confidential information of the Corporation and any such act has been demonstrably and materially harmful to the Corporation. For purposes of this Agreement, no act or failure to act on the part of the Optionee will be deemed to be "intentional" if it was due primarily to an error in judgment or negligence, and will be deemed to be "intentional" only if done or omitted to be done by the Optionee not in good faith and without reasonable belief that his action or omission was in the best interest of the Corporation.

    3. Payment of Exercise Price. The Exercise Price may be paid (a) in cash or check or other cash equivalent acceptable to the Corporation,
(b) by actual or constructive transfer to the Corporation of nonforfeitable, nonrestricted Common Shares owned by the Optionee for a minimum of six months prior to the date of such exercise, or (c) by any combination of the foregoing methods of payment. Constructive, rather than actual, surrender of Common Shares owned by the Optionee is permitted, provided that the Internal Revenue Service deems such constructive surrender as an actual exchange for tax purposes, and further provided that Optionee provides evidence satisfactory to the Corporation of his ownership of such constructively surrendered Common Shares. Nonforfeitable, nonrestricted Common Shares that are transferred by the Optionee in payment of all or any part of the Exercise Price will be valued at the reported closing price per share of CTS Common Stock on the New York Stock Exchange on the date the Option is exercised or, if not reported on such date, the next preceding date for which such closing price is reported. The requirement of payment in cash will be deemed satisfied if the Optionee makes arrangements that are satisfactory to the Corporation with a broker that is a member of the National Association of Securities Dealers, Inc. to sell a sufficient number of the Option Shares which are being purchased pursuant to the exercise so that the net proceeds of the sale transaction will at least equal the amount of the aggregate Exercise Price, plus interest at the "applicable Federal rate" within the meaning of that term under Section 1274 of the Code, or any successor provision thereto, for the period from the date of exercise to the date of payment, and pursuant to which the broker undertakes to deliver to the Corporation the amount of the aggregate Exercise Price, plus such interest, not later than the date on which the sale transaction will settle in the ordinary course of business.

        As a further condition precedent to the exercise of this Option, the Optionee shall comply with all regulations and requirements of any regulatory authority having control of, or supervision over, the issuance of Common Shares and in connection therewith shall execute any documents which the Compensation Committee shall in its sole discretion deem necessary or advisable.

        4. Compliance with Law. The Corporation will make reasonable efforts to comply with all applicable securities laws; provided, however, that notwithstanding any other provision of this agreement, the Option will not be exercisable if the exercise thereof would result in a violation of any such law.

        5. Consideration for Option. In consideration for the grant of this Option, Optionee agrees that for a period of one year following the termination of his or her employment with the Corporation, he or she will not render services of any kind to any business engaged in, or about to become engaged in, research or development, marketing, leasing or selling of any product, which is the same as, or similar to, a product of the Corporation to which Optionee was exposed during the last two years of his or her employment with the Corporation.

        Optionee further agrees not to communicate or disclose to any person, firm or corporation either directly or indirectly any knowledge or information acquired during his or her employment with the Corporation, or any subsidiary or division thereof, concerning business plans and strategies, inventions, trade secrets, customer or price lists or any other confidential information with respect to the property or business of the Corporation or any subsidiary or division thereof.

        6. Right to Terminate Employment or Service and Adjust
Compensation. No provision of this Agreement will limit in any way whatsoever any right that the Corporation may otherwise have to terminate the employment or adjust the compensation of the Optionee at any time.

        7. Relation to Other Benefits. Any economic or other benefit to the Optionee under this Agreement will not be taken into account in determining any other benefits to which the Optionee may be entitled under any profit-sharing, retirement or other benefit or compensation plan maintained by the Corporation or under any employment agreement or severance agreement between the Optionee and the Corporation, and will not affect the amount of any life insurance coverage available to any beneficiary under any life insurance plan covering employees of the Corporation.

        8. Transferability. The Option may be transferred during the lifetime of the Optionee, only to (i) a member of Optionee's immediate family; (ii) a trust for the benefit of members of Optionee's immediate family; or (iii) a partnership or other entity of which family members of the Optionee are the sole owners; provided that such transfer is effected by Optionee in strict compliance with all applicable laws and regulations.

        Notwithstanding the foregoing, this Section shall not be construed to entitle the Optionee to compel the Corporation to file any registration statement or take any other action which may be necessary to enable the Optionee to exercise his right of transfer under this Section.

        9. Withholding Taxes. To the extent that the Corporation is required to withhold any federal, state, local or foreign taxes in connection with any benefit realized by the Optionee under this Agreement, and the amounts otherwise available to the Corporation for such withholding are insufficient, it shall be a condition to the realization of any such benefit that the Optionee make arrangements satisfactory to the Corporation for payment of the balance of any taxes required to be withheld. Subject to applicable law, any such arrangements may without limitation include voluntary or mandatory relinquishment of a portion of any such benefit or the surrender of outstanding Common Shares. The Corporation and the Optionee may also make similar arrangements with respect to the payment of any taxes on which withholding is not required.

        10. Adjustments. The number, type and price of Option Shares covered by this Option shall be proportionately and appropriately adjusted by the Compensation Committee of the Corporation in good faith to reflect changes in the capital structure of the corporation by reason of any stock split or dividend, recapitalization, merger, consolidation, combination or exchange of shares for other securities or other similar corporate change. In addition, in the event of any merger, consolidation or other transaction or event having a similar effect, the Optionee may elect to receive awards economically equivalent to the Option provided hereunder in respect of securities of the surviving entity of such transaction.

        11. Severability. In the event that one or more of the provisions of this Agreement may be invalidated for any reason by a court, any provision so invalidated will be deemed to be separable from the other provisions hereof, and the remaining provisions hereof will continue to be valid and fully enforceable.

        12. Governing Law. This Agreement is made under, and will be construed in accordance with, the laws of the State of Indiana, without giving effect to the principle of conflict of laws of such State.

        This Agreement is executed by the Corporation on this 31st day of October, 1997, effective as of the Date of Grant.

                                                CTS CORPORATION


                                            By:\S\Jeannine M. Davis

        The undersigned Optionee hereby acknowledges receipt of an executed original of this Agreement and accepts the Option granted hereunder, subject to the terms and conditions hereinabove set forth.

                                          \S\Stanley J. Aris
                                          Optionee

                                          Date:  October 31, 1997




                             CTS CORPORATION

                   Nonqualified Stock Option Agreement


                                RECITALS:


    A.  Jeannine M. Davis (the "Optionee") is an employee of CTS
Corporation, an Indiana corporation, or a subsidiary thereof, (collectively, the "Corporation").

    B. The Board of Directors of the Corporation (the "Board") has on May 9, 1997 authorized the execution of a stock option agreement in the form hereof ("Agreement"), as of such date (the "Date of Grant"), subject to shareholder approval and certain other conditions which approval has been obtained and conditions have been satisfied as of the date hereof.

    C. The option granted hereby is intended to be a nonqualified stock option and will not be treated as an "incentive stock option" within the meaning of that term under Section 422 of the Internal Revenue Code of 1986 (the "Code").

    NOW, THEREFORE, subject to the terms and conditions herein set forth, the Corporation hereby grants to the Optionee a nonqualified option (the "Option") to purchase 150,000 Common Shares (the "Option Shares") at an exercise price per Option Share equal to $20.83 (the "Exercise Price").

    1. Vesting of Option. (a) Unless terminated as hereinafter provided, the Option will be fully exercisable as of the date of this Agreement.

     (b) To the extent that the Option is exercisable in accordance with the terms of this Section 1, it may be exercised in whole or in part from time to time thereafter.

    2. Termination of Option. The Option will terminate automatically and without further action on the earliest of the following dates:

     (a) the date of the termination by the Corporation of the Optionee's employment for Cause as defined herein;

     (b) 360 days after the termination of the Optionee's employment with the Corporation by reason of his or her death;

     (c) 180 days after the termination of the Optionee's employment with the Corporation by reason of his or her total and permanent disability;

     (d) 30 days after the voluntary termination by the Optionee of his employment with the Corporation for any reason or the termination by the Corporation of the Optionee's employment with the Corporation for any reason other than disability or Cause; or

     (e) ten years after the Date of Grant, if the Optionee remains in continuous employment with the Corporation during that ten-year period.

        As used herein, "Cause" means that the Optionee:

        (i) has been convicted of a criminal violation involving fraud, embezzlement or theft in connection with his or her duties or in the course of his or her employment with the Corporation; or

        (ii) has intentionally and wrongfully disclosed secret processes, trade secrets or confidential information of the Corporation and any such act has been demonstrably and materially harmful to the Corporation. For purposes of this Agreement, no act or failure to act on the part of the Optionee will be deemed to be "intentional" if it was due primarily to an error in judgment or negligence, and will be deemed to be "intentional" only if done or omitted to be done by the Optionee not in good faith and without reasonable belief that his action or omission was in the best interest of the Corporation.

    3. Payment of Exercise Price. The Exercise Price may be paid (a) in cash or check or other cash equivalent acceptable to the Corporation,
(b) by actual or constructive transfer to the Corporation of nonforfeitable, nonrestricted Common Shares owned by the Optionee for a minimum of six months prior to the date of such exercise, or (c) by any combination of the foregoing methods of payment. Constructive, rather than actual, surrender of Common Shares owned by the Optionee is permitted, provided that the Internal Revenue Service deems such constructive surrender as an actual exchange for tax purposes, and further provided that Optionee provides evidence satisfactory to the Corporation of his ownership of such constructively surrendered Common Shares. Nonforfeitable, nonrestricted Common Shares that are transferred by the Optionee in payment of all or any part of the Exercise Price will be valued at the reported closing price per share of CTS Common Stock on the New York Stock Exchange on the date the Option is exercised or, if not reported on such date, the next preceding date for which such closing price is reported. The requirement of payment in cash will be deemed satisfied if the Optionee makes arrangements that are satisfactory to the Corporation with a broker that is a member of the National Association of Securities Dealers, Inc. to sell a sufficient number of the Option Shares which are being purchased pursuant to the exercise so that the net proceeds of the sale transaction will at least equal the amount of the aggregate Exercise Price, plus interest at the "applicable Federal rate" within the meaning of that term under Section 1274 of the Code, or any successor provision thereto, for the period from the date of exercise to the date of payment, and pursuant to which the broker undertakes to deliver to the Corporation the amount of the aggregate Exercise Price, plus such interest, not later than the date on which the sale transaction will settle in the ordinary course of business.

        As a further condition precedent to the exercise of this Option, the Optionee shall comply with all regulations and requirements of any regulatory authority having control of, or supervision over, the issuance of Common Shares and in connection therewith shall execute any documents which the Compensation Committee shall in its sole discretion deem necessary or advisable.

        4. Compliance with Law. The Corporation will make reasonable efforts to comply with all applicable securities laws; provided, however, that notwithstanding any other provision of this agreement, the Option will not be exercisable if the exercise thereof would result in a violation of any such law.

        5. Consideration for Option. In consideration for the grant of this Option, Optionee agrees that for a period of one year following the termination of his or her employment with the Corporation, he or she will not render services of any kind to any business engaged in, or about to become engaged in, research or development, marketing, leasing or selling of any product, which is the same as, or similar to, a product of the Corporation to which Optionee was exposed during the last two years of his or her employment with the Corporation.

        Optionee further agrees not to communicate or disclose to any person, firm or corporation either directly or indirectly any knowledge or information acquired during his or her employment with the Corporation, or any subsidiary or division thereof, concerning business plans and strategies, inventions, trade secrets, customer or price lists or any other confidential information with respect to the property or business of the Corporation or any subsidiary or division thereof.

        6. Right to Terminate Employment or Service and Adjust
Compensation. No provision of this Agreement will limit in any way whatsoever any right that the Corporation may otherwise have to terminate the employment or adjust the compensation of the Optionee at any time.

        7. Relation to Other Benefits. Any economic or other benefit to the Optionee under this Agreement will not be taken into account in determining any other benefits to which the Optionee may be entitled under any profit-sharing, retirement or other benefit or compensation plan maintained by the Corporation or under any employment agreement or severance agreement between the Optionee and the Corporation, and will not affect the amount of any life insurance coverage available to any beneficiary under any life insurance plan covering employees of the Corporation.

        8. Transferability. The Option may be transferred during the lifetime of the Optionee, only to (i) a member of Optionee's immediate family; (ii) a trust for the benefit of members of Optionee's immediate family; or (iii) a partnership or other entity of which family members of the Optionee are the sole owners; provided that such transfer is effected by Optionee in strict compliance with all applicable laws and regulations.

        Notwithstanding the foregoing, this Section shall not be construed to entitle the Optionee to compel the Corporation to file any registration statement or take any other action which may be necessary to enable the Optionee to exercise his right of transfer under this Section.

        9. Withholding Taxes. To the extent that the Corporation is required to withhold any federal, state, local or foreign taxes in connection with any benefit realized by the Optionee under this Agreement, and the amounts otherwise available to the Corporation for such withholding are insufficient, it shall be a condition to the realization of any such benefit that the Optionee make arrangements satisfactory to the Corporation for payment of the balance of any taxes required to be withheld. Subject to applicable law, any such arrangements may without limitation include voluntary or mandatory relinquishment of a portion of any such benefit or the surrender of outstanding Common Shares. The Corporation and the Optionee may also make similar arrangements with respect to the payment of any taxes on which withholding is not required.

        10. Adjustments. The number, type and price of Option Shares covered by this Option shall be proportionately and appropriately adjusted by the Compensation Committee of the Corporation in good faith to reflect changes in the capital structure of the corporation by reason of any stock split or dividend, recapitalization, merger, consolidation, combination or exchange of shares for other securities or other similar corporate change. In addition, in the event of any merger, consolidation or other transaction or event having a similar effect, the Optionee may elect to receive awards economically equivalent to the Option provided hereunder in respect of securities of the surviving entity of such transaction.

        11. Severability. In the event that one or more of the provisions of this Agreement may be invalidated for any reason by a court, any provision so invalidated will be deemed to be separable from the other provisions hereof, and the remaining provisions hereof will continue to be valid and fully enforceable.

        12. Governing Law. This Agreement is made under, and will be construed in accordance with, the laws of the State of Indiana, without giving effect to the principle of conflict of laws of such State.

        This Agreement is executed by the Corporation on this 31st day of October, 1997, effective as of the Date of Grant.

                                             CTS CORPORATION

                                             By:\S\Joseph P. Walker

        The undersigned Optionee hereby acknowledges receipt of an executed original of this Agreement and accepts the Option granted hereunder, subject to the terms and conditions hereinabove set forth.



                                            \S\Jeannine M. Davis
                                            Optionee

                                            Date: October 31, 1997





                             CTS CORPORATION

                   Nonqualified Stock Option Agreement


                                RECITALS:


    A.  Andrew Lozyniak (the "Optionee") is an employee of CTS
Corporation, an Indiana corporation, or a subsidiary thereof, (collectively, the "Corporation").

    B. The Board of Directors of the Corporation (the "Board") has on May 9, 1997 authorized the execution of a stock option agreement in the form hereof ("Agreement"), as of such date (the "Date of Grant"), subject to shareholder approval and certain other conditions which approval has been obtained and conditions have been satisfied as of the date hereof.

    C. The option granted hereby is intended to be a nonqualified stock option and will not be treated as an "incentive stock option" within the meaning of that term under Section 422 of the Internal Revenue Code of 1986 (the "Code").

    NOW, THEREFORE, subject to the terms and conditions herein set forth, the Corporation hereby grants to the Optionee a nonqualified option (the "Option") to purchase 300,000 Common Shares (the "Option Shares") at an exercise price per Option Share equal to $20.83 (the "Exercise Price").

    1. Vesting of Option. (a) Unless terminated as hereinafter provided, the Option will be fully exercisable as of the date of this Agreement.

        (b) To the extent that the Option is exercisable in accordance with the terms of this Section 1, it may be exercised in whole or in part from time to time thereafter.

    2. Termination of Option. The Option will terminate automatically and without further action on the earliest of the following dates:

        (a) the date of the termination by the Corporation of the Optionee's employment for Cause as defined herein;

        (b) 360 days after the termination of the Optionee's employment with the Corporation by reason of his or her death;

        (c) 180 days after the termination of the Optionee's employment with the Corporation by reason of his or her total and permanent disability;

        (d) 30 days after the voluntary termination by the Optionee of his employment with the Corporation for any reason or the termination by the Corporation of the Optionee's employment with the Corporation for any reason other than disability or Cause; or

        (e) ten years after the Date of Grant, if the Optionee remains in continuous employment with the Corporation during that ten-year period.

        As used herein, "Cause" means that the Optionee:

        (i) has been convicted of a criminal violation involving fraud, embezzlement or theft in connection with his or her duties or in the course of his or her employment with the Corporation; or

        (ii) has intentionally and wrongfully disclosed secret processes, trade secrets or confidential information of the Corporation and any such act has been demonstrably and materially harmful to the Corporation. For purposes of this Agreement, no act or failure to act on the part of the Optionee will be deemed to be "intentional" if it was due primarily to an error in judgment or negligence, and will be deemed to be "intentional" only if done or omitted to be done by the Optionee not in good faith and without reasonable belief that his action or omission was in the best interest of the Corporation.

    3. Payment of Exercise Price. The Exercise Price may be paid (a) in cash or check or other cash equivalent acceptable to the Corporation,
(b) by actual or constructive transfer to the Corporation of nonforfeitable, nonrestricted Common Shares owned by the Optionee for a minimum of six months prior to the date of such exercise, or (c) by any combination of the foregoing methods of payment. Constructive, rather than actual, surrender of Common Shares owned by the Optionee is permitted, provided that the Internal Revenue Service deems such constructive surrender as an actual exchange for tax purposes, and further provided that Optionee provides evidence satisfactory to the Corporation of his ownership of such constructively surrendered Common Shares. Nonforfeitable, nonrestricted Common Shares that are transferred by the Optionee in payment of all or any part of the Exercise Price will be valued at the reported closing price per share of CTS Common Stock on the New York Stock Exchange on the date the Option is exercised or, if not reported on such date, the next preceding date for which such closing price is reported. The requirement of payment in cash will be deemed satisfied if the Optionee makes arrangements that are satisfactory to the Corporation with a broker that is a member of the National Association of Securities Dealers, Inc. to sell a sufficient number of the Option Shares which are being purchased pursuant to the exercise so that the net proceeds of the sale transaction will at least equal the amount of the aggregate Exercise Price, plus interest at the "applicable Federal rate" within the meaning of that term under Section 1274 of the Code, or any successor provision thereto, for the period from the date of exercise to the date of payment, and pursuant to which the broker undertakes to deliver to the Corporation the amount of the aggregate Exercise Price, plus such interest, not later than the date on which the sale transaction will settle in the ordinary course of business.

        As a further condition precedent to the exercise of this Option, the Optionee shall comply with all regulations and requirements of any regulatory authority having control of, or supervision over, the issuance of Common Shares and in connection therewith shall execute any documents which the Compensation Committee shall in its sole discretion deem necessary or advisable.

        4. Compliance with Law. The Corporation will make reasonable efforts to comply with all applicable securities laws; provided, however, that notwithstanding any other provision of this agreement, the Option will not be exercisable if the exercise thereof would result in a violation of any such law.

        5. Consideration for Option. In consideration for the grant of this Option, Optionee agrees that for a period of one year following the termination of his or her employment with the Corporation, he or she will not render services of any kind to any business engaged in, or about to become engaged in, research or development, marketing, leasing or selling of any product, which is the same as, or similar to, a product of the Corporation to which Optionee was exposed during the last two years of his or her employment with the Corporation.

        Optionee further agrees not to communicate or disclose to any person, firm or corporation either directly or indirectly any knowledge or information acquired during his or her employment with the Corporation, or any subsidiary or division thereof, concerning business plans and strategies, inventions, trade secrets, customer or price lists or any other confidential information with respect to the property or business of the Corporation or any subsidiary or division thereof.

        6. Right to Terminate Employment or Service and Adjust
Compensation. No provision of this Agreement will limit in any way whatsoever any right that the Corporation may otherwise have to terminate the employment or adjust the compensation of the Optionee at any time.

        7. Relation to Other Benefits. Any economic or other benefit to the Optionee under this Agreement will not be taken into account in determining any other benefits to which the Optionee may be entitled under any profit-sharing, retirement or other benefit or compensation plan maintained by the Corporation or under any employment agreement or severance agreement between the Optionee and the Corporation, and will not affect the amount of any life insurance coverage available to any beneficiary under any life insurance plan covering employees of the Corporation.

        8. Transferability. The Option may be transferred during the lifetime of the Optionee, only to (i) a member of Optionee's immediate family; (ii) a trust for the benefit of members of Optionee's immediate family; or (iii) a partnership or other entity of which family members of the Optionee are the sole owners; provided that such transfer is effected by Optionee in strict compliance with all applicable laws and regulations.

        Notwithstanding the foregoing, this Section shall not be construed to entitle the Optionee to compel the Corporation to file any registration statement or take any other action which may be necessary to enable the Optionee to exercise his right of transfer under this Section.

        9. Withholding Taxes. To the extent that the Corporation is required to withhold any federal, state, local or foreign taxes in connection with any benefit realized by the Optionee under this Agreement, and the amounts otherwise available to the Corporation for such withholding are insufficient, it shall be a condition to the realization of any such benefit that the Optionee make arrangements satisfactory to the Corporation for payment of the balance of any taxes required to be withheld. Subject to applicable law, any such arrangements may without limitation include voluntary or mandatory relinquishment of a portion of any such benefit or the surrender of outstanding Common Shares. The Corporation and the Optionee may also make similar arrangements with respect to the payment of any taxes on which withholding is not required.

        10. Adjustments. The number, type and price of Option Shares covered by this Option shall be proportionately and appropriately adjusted by the Compensation Committee of the Corporation in good faith to reflect changes in the capital structure of the corporation by reason of any stock split or dividend, recapitalization, merger, consolidation, combination or exchange of shares for other securities or other similar corporate change. In addition, in the event of any merger, consolidation or other transaction or event having a similar effect, the Optionee may elect to receive awards economically equivalent to the Option provided hereunder in respect of securities of the surviving entity of such transaction.

        11. Severability. In the event that one or more of the provisions of this Agreement may be invalidated for any reason by a court, any provision so invalidated will be deemed to be separable from the other provisions hereof, and the remaining provisions hereof will continue to be valid and fully enforceable.

        12. Governing Law. This Agreement is made under, and will be construed in accordance with, the laws of the State of Indiana, without giving effect to the principle of conflict of laws of such State.

        This Agreement is executed by the Corporation on this 31st day of October, 1997, effective as of the Date of Grant.

                                            CTS CORPORATION

                                            By:\S\Jeannine M. Davis


        The undersigned Optionee hereby acknowledges receipt of an executed original of this Agreement and accepts the Option granted hereunder, subject to the terms and conditions hereinabove set forth.



                                           \S\Andrew Lozyniak
                                           Optionee

                                           Date: October 31, 1997



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



EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-27749 and No. 333-5730) of CTS Corporation of our report dated January 30, 1998, appearing on page 27 of the CTS Corporation 1997 Annual Report which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-2 of this Form 10-K.





PRICE WATERHOUSE LLP



Chicago, Illinois
March 27, 1998