Form 10-Q
period 1998-03-29
CTS CORP
filed 1998-05-12
CIK 26058

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 29, 1998

                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    March 29, 1998                          1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998:  14,011,466

                 CTS CORPORATION AND SUBSIDIARIES

                              INDEX

                                                         Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months
     Ended March 29, 1998, and March 30, 1997                3

     Condensed Consolidated Balance Sheets -
     As of March 29, 1998, and December 31, 1997             4

     Condensed Consolidated Statements of Cash
     Flows - For the Three Months Ended March 29,
     1998, and March 30, 1997                                5

     Notes to Condensed Consolidated Financial
     Statements                                              6-8


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     9-11


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                              11

     Item 6.  Exhibits and Reports on Form 8-K               11


SIGNATURES                                                   12

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
             (In thousands of dollars, except per share amounts)



                                                     Three Months Ended
                                                   March 29,     March 30,
                                                      1998          1997

Net sales                                           $126,052       $91,269
Costs and expenses:
  Cost of goods sold                                  93,996        65,978
  Selling, general and administrative expenses        15,451        11,824
  Research and development expenses                    3,458         2,974

    Operating earnings                                13,147        10,493

Other expenses (income):
  Interest expense                                     1,098           263
  Other                                               (1,354)         (808)
Total other expenses (income)                           (256)         (545)
Earnings before income taxes                          13,403        11,038
Income taxes                                           4,691         4,084

    Net earnings                                      $8,712       $ 6,954

Net earnings per share - Note E
    Basic                                             $ 0.59       $  0.45

    Diluted                                           $ 0.56       $  0.44
Cash dividends declared per share                     $ 0.06       $  0.06

Average common shares outstanding:
    Basic                                         14,866,979    15,675,239

    Diluted                                       15,567,727    15,799,369


See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                       CTS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands of dollars)

                                                 March 29,  December 31,
                                                 1998       1997*
ASSETS                                         (Unaudited)
Current Assets
   Cash                                             $9,340      $ 39,847
   Accounts receivable, less allowances
     (1998--$1,176; 1997--$1,074)                   77,251        68,679
   Inventories--Note B                              62,077        56,007
   Other current assets                              6,265         5,327
   Deferred income taxes                            15,873        15,873
               Total current assets                170,806       185,733

Property, Plant and Equipment, less accumulated
  depreciation (1998--$130,213; 1997--$130,907)     75,732        76,027
Other Assets
   Prepaid pension                                  63,471        61,738
   Other                                             4,837         6,083
               Total other assets                   68,308        67,821

                                                  $314,846      $329,581
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term obligations       $5,983        $5,465
  Accounts payable                                  29,576        28,200
  Accrued liabilities                               60,481        58,687
     Total current liabilities                      96,040        92,352

Long-term Obligations                               68,254        63,474
Deferred Income Taxes                               21,950        21,950
Postretirement Benefits                              4,304         4,309
Shareholders' Equity:
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued
  Common stock-authorized 75,000,000 shares
   without par value; issued 24,170,949 shares     189,742       186,794
  Additional contributed capital                    14,141        15,822
  Retained earnings                                171,020       163,169
  Cumulative translation adjustment                  1,097           694
                                                   376,000       366,479
  Less cost of common stock held in treasury:
   1998--9,867,817 shares; 1997--8,873,056
   shares                                          251,702       218,983
         Total shareholders' equity                124,298       147,496
                                                  $314,846      $329,581

 *The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                         (In thousands of dollars)

                                                 Three Months Ended
                                              March 29,      March 30,
                                                 1998           1997
Cash flows from operating activities:
  Net earnings                                      $ 8,712        $ 6,954
    Depreciation and amortization                     4,477          3,768
    (Increase) decrease in:
      Accounts receivable                            (8,572)       (10,670)
      Inventories                                    (6,070)         1,564
      Other current assets                             (938)        (1,713)
      Prepaid pension asset                          (1,733)        (1,674)
      (Gain) loss on sale of fixed assets            (1,254)             3
      Other                                             925             40
    Increase in:
      Accounts payable & accrued liabilities          1,863          9,794
      Total adjustments                             (11,302)         1,112
    Net cash (used in) provided by operating
      activities                                     (2,590)         8,066

Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment                                         2,227              6
  Capital expenditures                               (4,864)         4,833)
    Net cash used in investing activities            (2,637)        (4,827)

Cash flows from financing activities:
  Proceeds from issuance of long-term obligations     8,000
  Dividend payments                                    (911)          (940)
  Purchases of treasury stock                       (32,926)
  Other                                                 392           (150)
    Net cash used in financing activities           (25,445)        (1,090)

Effect of exchange rate changes on cash                 165           (550)
Net (decrease) increase in cash                     (30,507)         1,599
Cash at beginning of year                            39,847         44,957
Cash at end of period                                $9,340        $46,556

Supplemental cash flow information
 Cash paid during the period for:
    Interest                                        $ 1,044        $   278
    Income Taxes--Net                               $ 3,769        $   852


See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          March 29, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the three-month period ended March 29, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                           (In thousands)
                                     March 29,     December 31,
                                     1998          1997

         Finished goods               $ 8,995        $ 8,061
         Work-in-proces                30,117         26,036
         Raw material                  22,965         21,910

                                      $62,077        $56,007

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

Note D - SUBSEQUENT EVENTS

During the second quarter of 1998, the Company announced actions as part of its ongoing integration plans for the newly acquired DCA business units including the closure of the DCA Greenwich, Connecticut corporate office, retirement/termination of certain officers and employees, including repurchase of 226,300 shares of CTS common stock, and the sale of the Waring Products Division of DCA to Conair Corporation. The Company expects to continue its integration efforts throughout fiscal 1998 and does not expect the finalization of the integration will have any significant effect on the consolidated financial position or results of operations of the Company.

Note E - Earnings Per Share

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and the diluted EPS for the first quarter of 1998 and 1997. The other dilutive securities of 175,500 at March 29, 1998, consisted of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.



                               Earnings       Shares         Per Share
                              (Numerator)    (Denominator)      Amount


First Quarter 1998:
Basic EPS                        $8,712       14,866,979          $0.59
Effect of Dilutive
 Securities:
   Stock options                                 525,248
Other                                            175,500

Diluted EPS                      $8,712       15,567,727          $0.56

First Quarter 1997:
Basic EPS                        $6,954       15,675,239          $0.45


Effect of Dilutive
 Securities:
   Stock options                                123,530
   Other                                            600


Diluted EPS                      $6,954      15,799,369           $0.44

NOTE F - COMPREHENSIVE EARNINGS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include foreign currency translation adjustments. The Company's comprehensive earnings for the first quarter of 1998 and the comparable period last year were as follows:

                                        Three Months Ended
                                           1998      1997
                                     (In thousands of dollars)


Net earnings                              $8,712     $6,954
Other comprehensive earnings (loss)-
  translation adjustments                    403     (1,024)

  Comprehensive earnings                  $9,115     $5,930

Part I. -- FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Material Changes in Financial Condition: Comparison of March 29, 1998, to December 31, 1997

The following table highlights significant changes in balance sheet items and ratios and other information related to liquidity and capital resources:
                                       (Dollars in thousands)
                                       March 29, December 31,     Increase
                                           1998         1997     (Decrease)

Cash                                      $9,340     $ 39,847    $ (30,507)
Accounts receivable, net                  77,251       68,679        8,572
Inventories, net                          62,077       56,007        6,070
Current assets                           170,806      185,733      (14,927)
Accounts payable                          29,576       28,200        1,376
Current liabilities                       96,040       92,352        3,688
Working capital                           74,766       93,381      (18,615)
Current ratio                               1.78         2.01         (.23)
Interest bearing debt                     69,210       61,206        8,004
Net tangible worth                       123,165      146,320      (23,155)
Ratio of interest bearing debt
  to net tangible worth                      .56          .42          .14

From December 31, 1997, to March 29, 1998, cash decreased by
$30.5 million and working capital of CTS Corporation and its subsidiaries ("CTS" or "Company") decreased $18.6 million. These decreases primarily reflect the implementation of the Company's Stock Repurchase Plan, which included the purchase of 0.7 million of CTS common shares from WHX Corporation on March 5, 1998, and
0.3 million shares in the open market and other transactions.
The impact of these stock purchases on working capital was partially offset by Accounts Receivable and Inventory increases due to the overall increase in business activity. The current ratio decreased slightly due to the relative decrease in current assets, primarily cash, due to the level of common stock repurchases.

The ratio of interest bearing debt to net tangible worth increased due to an $8.0 million increase in revolving debt and a decrease of $23.2 million in net tangible worth, relating primarily to the Stock Repurchase activity.

Capital expenditures were $4.9 million during the first quarter, compared with $4.8 million for the same period a year earlier.
These capital expenditures were primarily for increased manufacturing capacity, manufacturing improvement programs and new products.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of First
Quarter 1998 to First Quarter 1997

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending March 29, 1998, and March 30, 1997:

                                             (Dollars in thousands)
                                       March 29,    March 30,    Increase
                                          1998         1997     (Decrease)

Net sales                              $126,052     $91,269      $34,783
Gross earnings                           32,056      25,291        6,765
Gross earnings as a percent
  of sales                                25.43%      27.71%       (2.28%)
Selling, general and
  administrative expenses                15,451      11,824        3,627
Selling, general and
  administrative expenses as
  a percent of sales                     12.26%        12.96%      (0.70%)
Research and development
  expenses                                3,458       2,974         484
Operating earnings                       13,147      10,493       2,654
Operating earnings as a
  percent of sales                        10.43%      11.50%      (1.07%)

Interest expense                          1,098         263         835
Earnings before income taxes             13,403      11,038       2,365
Income taxes                              4,691       4,084         607
Income tax rate                           35.00%      37.00%      (2.00%)

Net sales increased by $34.8 million, or 38.1% from the first quarter of 1997. Sales increases occurred principally as a result of the inclusion of Dynamics Corporation of America (DCA) and strength in our core businesses, partially offset by the 1997 sale of our domestic, military and aerospace connector business and the decline in the disk drive industry. As a percent of total sales, sales of electronic components, electronic component assemblies and other products in the first quarter of 1998 were 50%, 25% and 25%, respectively. As a percentage of total sales, the first quarter of 1997 sales of electronic components, electronic component assemblies and other products were 61%, 39% and 0%, respectively. The increase in other products relates to the inclusion of DCA operations in 1998. Sales of electronic component assemblies decreased in 1998 due primarily to the 1997 sale of our domestic military and aerospace connector business and the decline in the disk drive industry.

Gross earnings as a percent of sales decreased primarily due to the inclusion of lower margin DCA businesses. Margins of CTS core business increased as a percent of sales from 27.7% to 29.5%.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Material Changes in Results of Operations:  Comparison of First
Quarter 1998 to First Quarter 1997 (Continued)

Selling, general and administrative expenses in dollars increased as a result of the inclusion of acquired businesses, however decreased as a percentage of sales due to continued expense controls.

Research and development expenses increased 16.3% as the Company continued investment efforts in new product development and improvements.

The increase in operating earnings, in terms of dollars, is principally due to the incremental margin impact on higher sales volume and continued control of manufacturing and operating expenses.

During the first quarter, the Company basically completed the consolidation, closure and sale of its Bentonville facility. This resulted in a pretax gain on fixed assets of $1.2 million partially offset by estimated consolidation expenses.

The effective tax rate decreased by 2% points primarily due to higher earnings in the lower-tax jurisdictions.


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




Dated: May 12, 1998