Form 10-Q/A
period 1998-03-29
CTS CORP
filed 1998-05-13
CIK 26058

AMENDMENT TO INITIAL FILING OF CTS CORPORATION'S 1998 1ST QUARTER 10-Q

THIS CORRECTS COST OF SALES NUMBER IN FINANCIAL DATA SCHEDULE.

REMOVED THE WORD "BASICALLY" FROM THE FIRST LINE IN PARAGRAPH FOUR ON PAGE 11 OF 12.


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

During the first quarter, the Company completed the consolidation, closure and sale of its Bentonville facility. This resulted in a pretax gain on fixed assets of $1.2 million partially offset by estimated consolidation expenses.

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