Form 10-Q
period 1998-06-28
CTS CORP
filed 1998-08-12
CIK 26058

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 28, 1998

                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    June 28, 1998                          1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1998: 13,658,503


                           Page 1 of 14
                    CTS CORPORATION FORM 10-Q

                              INDEX

                                                         Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Statements of
     Earnings - For the Three Months and Six
     Months ended June 28, 1998, and June 29, 1997           3

     Condensed Consolidated Balance Sheets -
     As of June 28, 1998, and December 31, 1997              4

     Condensed Consolidated Statements of Cash
     Flows - For the Six Months Ended June 28,
     1998, and June 29, 1997                                 5

     Notes to Condensed Consolidated Financial
     Statements                                            6-9


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                  9-13


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                             13

     Item 6.  Exhibits and Reports on Form 8-K              13

SIGNATURES                                                  14

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                     CTS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
            (In thousands of dollars, except per share amounts)

                             Three Months Ended         Six Months Ended
                            June 28,     June 29,     June 28,    June 29,
                             1998         1997         1998         1997


Net sales                    $124,513     $107,482    $ 250,565     $198,751
Costs and expenses:
   Cost of goods sold          88,451       78,645      182,447      144,623
   Selling, general and
    administrative expenses    17,062       12,042       32,513       23,866
   Research and development
    expenses                    3,717        3,075        7,175        6,049

     Operating earnings        15,283       13,720       28,430       24,213

Other expenses (income):
   Interest expense             1,192          410        2,290          673
   Other                         (351)        (115)      (1,705)        (923)
Total other expense (income)      841          295          585         (250)
Earnings before income
 taxes                         14,442       13,425       27,845       24,463
Income taxes                    4,776        4,967        9,467        9,051

     Net earnings             $ 9,666      $ 8,458      $18,378      $15,412

Net earnings per share:
    Basic                     $  0.69      $  0.54      $  1.28      $  0.99
    Diluted                   $  0.66      $  0.53      $  1.22      $  0.97

Cash dividends declared
 per share                    $  0.06      $  0.06      $  0.12      $  0.12


 Average common shares
  outstanding:
   Basic                   13,961,302   15,685,911   14,406,551   15,680,635
   Diluted                 14,577,842   15,869,831   15,065,196   15,834,660

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                                  June 28,    December 31,
                                                     1998          1997*

ASSETS                                          (Unaudited)
Current Assets:
   Cash                                            $ 10,105       $ 39,847
   Accounts receivable, less allowances
     (1998-$1,156; 1997-$1,074)                      72,016         68,679
   Inventories--Note B                               50,972         56,007
   Other current assets                               7,237          5,327
   Deferred income taxes                             15,873         15,873
               Total current assets                 156,203        185,733

Property, Plant and Equipment, less accumulated
  depreciation (1998--$131,787; 1997--$130,907)      84,105         76,027

Other Assets
  Prepaid pension                                    65,215         61,738
  Other                                               3,651          6,083
              Total other assets                     68,866         67,821

                                                   $309,174       $329,581
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations      $  6,255       $  5,465
  Accounts payable                                   25,099         28,200
  Accrued liabilities                                69,829         58,687
               Total current liabilities            101,183         92,352

Long-term Obligations                                72,621         63,474
Deferred Income Taxes                                19,300         21,950
Postretirement Benefits                               4,465          4,309

Shareholders' Equity:
 Preferred stock - authorized 25,000,000
  shares without par value; none issued
 Common stock-authorized 75,000,000 shares
  without par value; issued 24,178,992 shares       189,928        186,794
 Additional contributed capital                      10,668         15,822
 Retained earnings                                  179,843        163,169
 Cumulative translation adjustment                      849            694
                                                    381,288        366,479
 Less cost of common stock held in treasury:
  1998--10,413,756 shares; 1997--8,873,056
  shares                                            269,683        218,983
       Total shareholders' equity                   111,605        147,496
                                                   $309,174       $329,581

 *The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                     CTS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                         (In thousands of dollars)
                                                      Six Months Ended
                                                   June 28,       June 29,
                                                     1998           1997
Cash flows from operating activities:
  Net earnings                                      $18,378       $ 15,412
   Depreciation and amortization                      8,942          7,635
   (Increase) decrease, net of
     effects of the sale of Waring
     Products Division:
      Accounts receivable                            (7,414)       (23,571)
      Inventories                                    (1,756)         5,074
      Other current assets                           (2,094)        (1,076)
      Prepaid pension asset                          (3,477)        (3,418)
      Other                                           1,300            349
   Increase in:
     Accounts payable and accrued liabilities        (1,379)        17,674
     Total adjustments                               (5,878)         2,667
   Net cash provided by operating activities         12,500         18,079

Cash flows from investing activities:
  Proceeds from sale of property and
     other assets                                    23,253            134
  Capital expenditures                              (11,005)       (10,553)
  Investment in DCA                                                (68,509)
  Acquisition related costs                          (3,329)
Net cash provided by (used in)
    investing activities                              8,919        (78,928)

Cash flows from financing activities:
  Net proceeds from revolving credit                  5,000
  Term loan borrowings                                              50,000
  Payments of long-term obligations                    (750)          (214)
  Dividend payments                                  (1,785)        (1,881)
  Purchases of treasury stock                       (50,950)
  Other                                              (2,870)          (968)
    Net cash (used in) provided by financing
      activities                                    (51,355)        46,937

Effect of exchange rate changes on cash                 194           (389)
Net decrease in cash                                (29,742)       (14,301)
Cash at beginning of year                            39,847         44,957
Cash at end of period                              $ 10,105        $30,656

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                       $  2,251        $   558
    Income Taxes--Net                              $  9,961        $ 4,201

Noncash investing activities:
 Liabilities assumed in connection with
 the purchase of DCA                                $16,107

 See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited, in thousands of dollars except per share data)
                          June 28, 1998


NOTE A--BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation ("CTS" or "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                              June 28,   December 31,
                                                 1998         1997

         Finished goods                        $ 7,212        $ 8,061
         Work-in-process                        24,759         26,036
         Raw material                           19,001         21,910

                                               $50,972        $56,007

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

Note D - Integration of DCA

The Company is continuing the process that began in October of 1997 of evaluating the alternatives for the business units acquired from DCA. During the quarter, the Company substantially completed the sale of the Waring Products Division and closed the DCA corporate headquarters in Greenwich, Connecticut. The Company does not expect that the finalization of this process will have any significant effect on the consolidated financial position or results of operation of the Company.

Note E - Earnings Per Share (EPS)

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and the diluted EPS for the second quarter and first half of 1998 and 1997.

The other dilutive securities of 167,457 at June 28, 1998, consisted of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.

                               Net                                   Net
                               Earnings         Shares           Earnings
                               (Numerator)      (Denominator)   Per Share


Second Quarter 1998:
Basic                             $9,666          13,961,302          $0.69

Effect of Dilutive
 Securities:
   Stock options                                     449,083
   Other                                             167,457

Diluted                          $9,666           14,577,842          $0.66


Second Quarter 1997:
Basic                            $8,458           15,685,911          $0.54

Effect of Dilutive
 Securities:
   Stock options                                     183,920
   Other                                                   0

Diluted                          $8,458           15,869,831          $0.53


First Half 1998:
 Basic                          $18,378           14,406,551          $1.28

Effect of Dilutive
 Securities:
 Stock options                                       487,166
 Other                                               171,479

Diluted                         $18,378           15,065,196          $1.22


First Half 1997:
 Basic                          $15,412          15,680,635           $0.99

Effect of Dilutive
 Securities:
 Stock Options                                      154,025
 Other                                                    0

Diluted                         $15,412          15,834,660          $0.97



NOTE F - COMPREHENSIVE EARNINGS
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include foreign currency translation adjustments. The Company's comprehensive earnings for the second quarter and first half of 1998 and the comparable period last year were as follows:

                                            Three Months Ended
                                            June 28,   June 29,
                                               1998       1997
                                      (In thousands of dollars)

Second Quarter
Net earnings                                $9,666      $8,458
Other comprehensive earnings (loss)-
  translation adjustments                     (248)        463

  Comprehensive earnings                    $9,418      $8,921

                                            Six Months Ended
                                            June 28,   June 29,
                                              1998      1997
First Half
Net earnings                               $18,378     $15,412
Other comprehensive earnings (loss)-
 translation adjustments                       155        (561)

 Comprehensive earnings                    $18,533     $14,851


Part I. -- FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material Changes in Financial Condition: Comparison of June 28, 1998, to December 31, 1997

The following table highlights significant changes in balance sheet items and ratios and other information related to liquidity and capital resources:
                                       (Dollars in thousands)
                                        June 28, December 31,     Increase
                                           1998         1997     (Decrease)
Cash                                     $10,105     $ 39,847    $ (29,742)
Accounts receivable, net                  72,016       68,679        3,337
Inventories, net                          50,972       56,007       (5,035)
Current assets                           156,203      185,733      (29,530)
Accounts payable                          25,099       28,200       (3,101)
Other current liabilities                 69,829       58,687       11,142
Current liabilities                      101,183       92,352        8,831
Working capital                           55,020       93,381      (38,361)
Current ratio                               1.54         2.01         (.47)
Interest bearing debt                     65,250       61,206        4,044
Net tangible worth                       110,524      146,320      (35,796)
Ratio of interest bearing debt
  to net tangible worth                      .59          .42          .17

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

From December 31, 1997 to June 28, 1998, cash decreased by $29.7 million primarily due to common stock repurchases of $51.0 million, partially offset by cash proceeds from asset sales of $23.3 million.
The Company's stock repurchases include the purchase of 0.7 million of CTS common shares from WHX Corporation on March 5, 1998, and 0.9 million shares in the open market and other transactions. On June 26, 1998, the Company announced the authorization by the Board of Directors to purchase an additional 500,000 shares of its stock from time to time in open market or privately negotiated transactions. The cash proceeds from asset sales represent the May 8, 1998 sale of the Waring Products division of DCA to Conair Corporation and sale of the Company's Bentonville, Arkansas facility and other assets during the first quarter of 1998.

Working capital decreased $38.4 million due to the cash decrease of $29.7 million, as explained above, and increases in other current liabilities of $11.1 million relating primarily to the severance expenses associated with the retirement/termination of DCA executives and the termination of other DCA corporate employees. The current ratio decreased slightly due to the relative decrease in current assets, primarily cash, due to the level of common stock repurchases.

The ratio of interest bearing debt to net tangible worth increased due to a $4.0 million net increase in debt and a decrease of $35.8 million in net tangible worth, relating primarily to the stock repurchase activity.

Capital expenditures were $11.0 million during the first half, compared with $10.6 million for the same period a year earlier.
These capital expenditures were primarily for increased manufacturing capacity, manufacturing improvement programs and new products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Material Changes in Results of Operations:  Comparison of Second
Quarter 1998 to Second Quarter 1997

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending June 28, 1998, and June 29, 1997:

                                      (Dollars in thousands)
                                June 28,     June 29,       Increase
                                   1998         1997        (Decrease)
Net sales                      $124,513     $107,482          $17,031
Gross earnings                   36,062       28,837            7,225
Gross earnings as a percent
  of sales                       28.96%        26.83%            2.13%
Selling, general and
  administrative expenses       17,062        12,042            5,020
Selling, general and
  administrative expenses as
  a percent of sales             13.70%        11.20%            2.50%
Research and development
  expenses                       3,717         3,075              642
Operating earnings              15,283        13,720            1,563
Operating earnings as a
  percent of sales               12.27%        12.76%           (0.49%)
Interest expense                 1,192           410              782
Earnings before income taxes    14,442        13,425            1,017
Income taxes                     4,776         4,967             (191)
Income tax rate                  33.07%        37.00%           (3.93%)

Material Changes in Results of Operations:  Comparison of Second
Quarter 1998 to Second Quarter 1997 (Continued)

Net sales increased by $17.0 million, or 15.8% from the second quarter of 1997. Sales increases occurred principally as a result of the inclusion of Dynamics Corporation of America (DCA) operating units partially offset by the 1998 sale of our domestic military and aerospace connector business, the decline in the disk drive industry and lower demand in Europe for our interconnect products. As a percent of total sales, sales of electronic components, electronic component assemblies and other products in the second quarter of 1997 were 52.8%, 26.6% and 20.6%, respectively. As a percentage of total sales, the second quarter of 1997 sales of electronic components, electronic component assemblies and other products were 56.3%, 43.3% and 0.4%, respectively. The increase in other products relates to the inclusion of DCA operations in 1998. Sales of electronic component assemblies decreased in 1998 due primarily to the 1997 sale of our domestic military and aerospace connector business, the decline in the disk drive industry and the lower European demand for our interconnect products.

Gross earnings as a percentage of sales increased due to improvements in our microelectronics and electrocomponents businesses, partially offset by the inclusion of DCA lower margin businesses.

Selling, general and administrative expenses increased as a result of the inclusion of acquired DCA businesses.

Research and development expenses increased 20.9% as the Company continued investment efforts in new product development and improvements.

The effective tax rate decreased almost 4% points primarily due to higher earnings in the lower-tax jurisdictions.

Material Changes in Results of Operations:  Comparison of First
Half 1998 to First Half 1997
The following table highlights changes in significant components of the consolidated statements of earnings for the six-month periods ending June 28,1998, and June 29,1997:

                                     (Dollars in thousands)
                                   June 28,      June 29,       Increase
                                      1998          1997        (Decrease)
Net sales                         $250,565       $198,751         $51,814
Gross earnings                      68,118         54,128          13,990
Gross earnings as a percent
  of sales                           27.19%         27.23%          (0.04%)
Selling, general and
  administrative expenses           32,513         23,866           8,647
Selling, general and
  administrative expenses as
  a percent of sales                 12.98%         12.01%          0.97%
Research and development
  expenses                           7,175          6,049          1,126
Operating earnings                  28,430         24,213          4,217
Operating earnings as a
  percent of sales                   11.35%         12.18%         (0.83%)
Interest expense                     2,290            673          1,617
Earnings before income taxes        27,845         24,463          3,382
Income taxes                         9,467          9,051            416
Income tax rate                      34.00%         37.00%         (3.00%)

Net sales increased by $51.8 million, or 26.1% from the first half of 1997. Sales increases occurred principally as a result of the inclusion of the acquired DCA, partially offset by the 1997 sale of our domestic military and aerospace connector business and the decline in the disk drive industry. As a percent of total sales, sales of electronic components, electronic component assemblies and other products in the first half of 1998 were 51.1%, 25.9%
and 23.0%, respectively. As a percentage of total sales, the first half of 1997 sales of electronic components, electronic component assemblies and other products were 58.3%, 41.3% and 0.4%, respectively. The increase in other products relates to the inclusion of DCA operations in 1998. Sales of electronic component assemblies decreased in 1998 due primarily to the 1997 sale of our domestic military and aerospace connector business and the decline in the disk drive industry.

Gross earnings, as a percentage of sales decreased primarily due to the inclusion of lower margin DCA businesses, primarily offset by improvements in CTS core business margin from 27.2% to 31.3%, due to productivity improvements and expense control programs.

Selling, general and administrative expenses in dollars increased as a result of the inclusion of acquired businesses. CTS businesses decreased in dollars due to continued cost control.

Research and development expenses increased 18.6% as the Company continued investment efforts in new product development and improvements.

The effective tax rate decreased by 3% points primarily due to higher earnings in the lower-tax jurisdictions.


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

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits 1

    Severance agreements, dated March 31, 1998, between CTS
    Corporation and Andrew Lozyniak, Henry V. Kensing and Patrick
    K. Dorme.

b.  Forms 8-K

    None






                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                 CTS CORPORATION




Jeannine M. Davis               George T. Newhart
Vice President, Secretary       Vice President, Corporate
and General Counsel             Controller and principal
                                accounting officer




Dated: August 12, 1998

Exhibit 1

                       SETTLEMENT AGREEMENT


          This Settlement Agreement (the "Agreement") is made and entered into this 31st day of March, 1998, among CTS Corporation
("CTS"), Dynamics Corporation of America ("DCA"), and Andrew
Lozyniak (the "Executive").

          WHEREAS, CTS, DCA and Executive executed an Employment
Agreement on the 9th day of May, 1997, which became effective on October 16, 1997 (the "Employment Agreement"); and

          WHEREAS, the parties now desire to modify the Employment Agreement as set forth herein and to settle all matters arising thereunder;

          NOW, THEREFORE, in consideration of the mutual premises and the respective covenants and agreements herein contained, the parties hereto agree as follows:

    1.    Operation of Agreement

          A. CTS, DCA and Executive hereby each agree that Executive's employment at DCA and membership on the DCA Board of Directors and any and all boards of subsidiary corporations thereof shall terminate, effective at the close of business on March 31, 1998 ("Date of Termination").

          B. Executive will continue to serve as a member of CTS' Board of Directors through CTS' 1999 Annual Meeting of Shareholders but will not be eligible to participate in any compensation arrangements for non-employee directors except reimbursement of out-of-pocket expenses in accordance with CTS' policies applicable to directors, and except for rights heretofore accrued under the CTS Corporation Stock Retirement Plan for Non-employee Directors.

          C. Nothing contained herein is intended to be an admission or acknowledgment by any of CTS, DCA, or Executive that Executive's employment has been terminated for Good Reason or for Cause, as those terms are defined in the Employment Agreement.

          D. Except as set forth herein, all prior agreements, understandings, representations, and arrangements of any kind between (a) Executive and (b) CTS and/or DCA are hereby canceled in their entirety and are of no further effect.

    2.    Compensation and Benefits

          A. CTS agrees to fulfill and perform all of the obligations which are set forth in Sections 6(a), 6(d) and 6(e) of the Employment Agreement, except that CTS will fulfill the obligations under Section 6(a)(ii) of the Employment Agreement by making the payments required by subsection (ii)(B) thereof, pursuant to Executive's election dated January 26, 1998. Executive hereby acknowledges and agrees that his rights under this Section 2 constitute his entire rights to compensation and benefits from CTS, DCA, or any affiliated entity under the Employment Agreement.

          B. CTS will pay the Executive (or, in the event of his death, his legal representative) 54 equal monthly payments of $33,333.33, beginning on April 1, 1998 and continuing on the first day of each month thereafter, through and including
September 1, 2002.

          C.   On each of April 1, 1999, April 1, 2000, April 1,
2001 and April 1, 2002, CTS will pay the Executive (or, in the event of his death, his legal representative) an amount equal to $626,000.00.

          D.   The payments to be made by CTS pursuant to B. and
C. above shall be made by bank wire transfer of immediately available funds to an account designated in writing by Executive to CTS.

          E. Executive shall retain all rights accrued heretofore and through the Date of Termination under the Dynamics Corporation of America Employee Savings and Investment Plan, the Retirement Plan for Employees of Dynamics Corporation of America, any directors' and officers' liability insurance policy of DCA or CTS, rights to indemnification under any written agreement with CTS or under the Certificate of Incorporation or by-laws of DCA or CTS, and any and all rights to reimbursement of reasonable out-of-pocket expenses incurred prior to the Date of Termination.

    3.    Repurchase of CTS Common Stock

          CTS agrees to buy, and Executive agrees to sell, for a purchase price of $6,454,800.00 in the aggregate, or $32.60 per share, 198,000 shares of CTS common stock (the "Shares"). CTS will pay the purchase price by bank wire transfer of immediately available funds to an account designated in writing by Executive to CTS (a "Designated Account") against delivery by Executive to CTS of certificates evidencing the Shares, duly executed in blank, or accompanied by an irrevocable stock power, duly executed in blank. Alternatively, CTS will make the payment of the purchase price by bank wire transfer of immediately available funds to a Designated Account immediately upon receipt of evidence reasonably satisfactory to CTS that Executive has irrevocably instructed Merrill Lynch & Co. ("Merrill") to transfer the Shares from Executive's account at Merrill to CTS' account at Merrill. At the request of CTS, Executive will duly execute and deliver such documentation as CTS may reasonably request to evidence the purchase and sale contemplated by this paragraph.

    4.    Stock Option Buy-Out

          CTS will also pay Executive, on April 1, 1998 by bank wire transfer of immediately available funds to the account designated by Executive pursuant to paragraph 2.D. above, $3,531,000.00 in exchange for Executive's option on 300,000 shares of CTS common stock and Executive will surrender his rights under the Stock Option Agreement between CTS and Executive dated October 31, 1997.

    5.    Consulting Arrangement

          A. During the second calendar quarter of 1998, Executive agrees to remain available, for up to 200 hours, on an irregular, part-time basis to render, free of any charge except reimbursement of out-of-pocket expenses in accordance with CTS' policies applicable to senior executives, consulting and advisory services related to the DCA businesses and reasonably requested and authorized by CTS.

          B. CTS will cooperate with Executive in giving him advance notice of any consulting services so requested, and will not require that such services be rendered at a location other than DCA's current offices in Greenwich, Connecticut or at other than normal business hours without Executive's agreement thereto in his sole discretion. To the extent that Executive fails to render the full 200 hours of consulting services contemplated herein by June 30, 1998, regardless of the reason therefor, his obligation hereunder will expire without liability to CTS, DCA or any other person.

    6.    Releases

          A. Except for rights under this Settlement Agreement, Executive hereby irrevocably releases and waives any right, claim or cause of action of any kind, known or unknown, at law or in equity, which he had or has against CTS, DCA, any affiliate of either of them and/or any of their respective officers, directors, employees or agents.

          B. Except for rights under this Settlement Agreement, CTS and DCA, on behalf of themselves and their respective affiliates, officers, directors, employees and agents, hereby irrevocably release and waive any right, claim or cause of action of any kind, known or unknown, at law or in equity, which any one of them had or has against Executive and/or any of his heirs, executors or administrators.

    7.    Miscellaneous

          A. The parties restate and incorporate, as if set forth herein in their entirety, Sections 7, 8, 9 and 10 of the Employment Agreement.

          B. DCA's current office in Greenwich, Connecticut shall remain in operation through June 30, 1998, and Executive will be entitled to utilize the office space and facilities and secretarial services currently available to Executive, for any and all business or personal purposes through that date.

          IN WITNESS WHEREOF, the parties have duly executed and delivered this Agreement as of the date above written.



DYNAMICS CORPORATION               CTS CORPORATION
OF AMERICA


By:                                By:
    Jeannine M. Davis                   Joseph P. Walker
    Assistant Secretary                 Chairman of the Board,
      and Director                        President and
                                          Chief Executive Officer





Executive




ANDREW LOZYNIAK






Exhibit 1 (Continued)

                      SETTLEMENT AGREEMENT


          This Settlement Agreement (the "Agreement") is made and entered into this 31st day of March, 1998, among CTS Corporation
("CTS"), Dynamics Corporation of America ("DCA"), and Henry V.
Kensing (the "Executive").

          WHEREAS, CTS, DCA and Executive executed an Employment
Agreement on the 9th day of May, 1997, which became effective on October 16, 1997 (the "Employment Agreement"); and

          WHEREAS, the parties now desire to modify the Employment Agreement as set forth herein and to settle all matters arising thereunder;

          NOW, THEREFORE, in consideration of the mutual premises and the respective covenants and agreements herein contained, the parties hereto agree as follows:

    1.    Operation of Agreement

          A. CTS, DCA and Executive hereby each agree that Executive's employment at DCA and membership on the DCA Board of Directors and any and all boards of subsidiary corporations thereof shall terminate, effective at the close of business on March 31, 1998 ("Date of Termination").

          B. Nothing contained herein is intended to be an admission or acknowledgment by any of CTS, DCA, or Executive that Executive's employment has been terminated for Good Reason or for Cause, as those terms are defined in the Employment Agreement.

          C. Except as set forth herein, all prior agreements, understandings, representations, and arrangements of any kind between (a) Executive and (b) CTS and/or DCA are hereby canceled in their entirety and are of no further effect.

    2.    Compensation and Benefits

          A. CTS agrees to fulfill and perform all of the obligations which are set forth in Sections 6(a), 6(d) and 6(e) of the Employment Agreement, except that CTS will fulfill the obligations under Section 6(a)(ii) of the Employment Agreement by making the payments required by subsection (ii)(B) thereof, pursuant to Executive's election dated January 26, 1998. Executive hereby acknowledges and agrees that his rights under this Section 2 constitute his entire rights to compensation and benefits from CTS, DCA, or any affiliated entity under the Employment Agreement.

          B. CTS will pay the Executive (or, in the event of his death, his legal representative) 54 equal monthly payments of $15,145.78, beginning on April 1, 1998 and continuing on the first day of each month thereafter, through and including
September 1, 2002.

          C.   On each of April 1, 1999, April 1, 2000, April 1,
2001 and April 1, 2002, CTS will pay the Executive (or, in the event of his death, his legal representative) an amount equal to $682,000.00.

          D.   The payments to be made by CTS pursuant to B. and
C. above shall be made by bank wire transfer of immediately available funds to an account designated in writing by Executive to CTS.

          E. Executive shall retain all rights accrued heretofore and through the Date of Termination under the Dynamics Corporation of America Employee Savings and Investment Plan, the Retirement Plan for Employees of Dynamics Corporation of America, any directors' and officers' liability insurance policy of DCA or CTS, rights to indemnification under any written agreement with CTS or under the Certificate of Incorporation or by-laws of DCA or CTS, and any and all rights to reimbursement of reasonable out-of-pocket expenses incurred prior to the Date of Termination.

    3.    Consulting Arrangement

          A. During the second calendar quarter of 1998, Executive agrees to remain available, for up to 200 hours, on an irregular, part-time basis to render, free of any charge except reimbursement of out-of-pocket expenses in accordance with CTS' policies applicable to senior executives, consulting and advisory services related to the DCA businesses and reasonably requested and authorized by CTS.

          B. CTS will cooperate with Executive in giving him advance notice of any consulting services so requested, and will not require that such services be rendered at a location other than DCA's current offices in Greenwich, Connecticut or at other than normal business hours without Executive's agreement thereto in his sole discretion. To the extent that Executive fails to render the full 200 hours of consulting services contemplated herein by June 30, 1998, regardless of the reason therefor, his obligation hereunder will expire without liability to CTS, DCA or any other person.

    4.    Releases

          A. Except for rights under this Settlement Agreement, Executive hereby irrevocably releases and waives any right, claim or cause of action of any kind, known or unknown, at law or in equity, which he had or has against CTS, DCA, any affiliate of either of them and/or any of their respective officers, directors, employees or agents.

          B. Except for rights under this Settlement Agreement, CTS and DCA, on behalf of themselves and their respective affiliates, officers, directors, employees and agents, hereby irrevocably release and waive any right, claim or cause of action of any kind, known or unknown, at law or in equity, which any one of them had or has against Executive and/or any of his heirs, executors or administrators.

    5.    Miscellaneous

          A. The parties restate and incorporate, as if set forth herein in their entirety, Sections 7, 8, 9 and 10 of the Employment Agreement.

          B. DCA's current office in Greenwich, Connecticut shall remain in operation through June 30, 1998, and Executive will be entitled to utilize the office space and facilities and secretarial services currently available to Executive, for any and all business or personal purposes through that date.

          IN WITNESS WHEREOF, the parties have duly executed and delivered this Agreement as of the date above written.



DYNAMICS CORPORATION OF            CTS CORPORATION
AMERICA

By:                                By:
    Jeannine M. Davis                   Joseph P. Walker
    Assistant Secretary                 Chairman of the Board,
      and Director                        President and
                                          Chief Executive Officer





Executive




HENRY V. KENSING




Exhibit 1 (Continued)

                       SETTLEMENT AGREEMENT


          This Settlement Agreement (the "Agreement") is made and entered into this 31st day of March, 1998, among CTS Corporation
("CTS"), Dynamics Corporation of America ("DCA"), and Patrick J.
Dorme (the "Executive").

          WHEREAS, CTS, DCA and Executive executed an Employment
Agreement on the 9th day of May, 1997, which became effective on October 16, 1997 (the "Employment Agreement"); and

          WHEREAS, the parties now desire to modify the Employment Agreement as set forth herein and to settle all matters arising thereunder;

          NOW, THEREFORE, in consideration of the mutual premises and the respective covenants and agreements herein contained, the parties hereto agree as follows:

    1.    Operation of Agreement

          A. CTS, DCA and Executive hereby each agree that Executive's employment at DCA and membership on the DCA Board of Directors and any and all boards of subsidiary corporations thereof shall terminate, effective at the close of business on March 31, 1998 ("Date of Termination").

          B. Executive further agrees to resign from the CTS Board of Directors on or before July 1, 1998. Executive will not be eligible to participate in any compensation arrangements for non-employee directors except reimbursement of out-of-pocket expenses in accordance with CTS' policies applicable to directors, and except for rights heretofore accrued under the CTS Corporation Stock Retirement Plan for Non-employee Directors.

          C. Nothing contained herein is intended to be an admission or acknowledgment by any of CTS, DCA, or Executive that Executive's employment has been terminated for Good Reason or for Cause, as those terms are defined in the Employment Agreement.

          D. Except as set forth herein, all prior agreements, understandings, representations, and arrangements of any kind between (a) Executive and (b) CTS and/or DCA are hereby canceled in their entirety and are of no further effect.

    2.    Compensation and Benefits

          A. CTS agrees to fulfill and perform all of the obligations which are set forth in Sections 6(a), 6(d) and 6(e) of the Employment Agreement, except that CTS will fulfill the obligations under Section 6(a)(ii) of the Employment Agreement by making the payments required by subsection (ii)(B) thereof, pursuant to Executive's election dated January 26, 1998. Executive hereby acknowledges and agrees that his rights under this Section 2 constitute his entire rights to compensation and benefits from CTS, DCA, or any affiliated entity under the Employment Agreement.

          B. CTS will pay the Executive (or, in the event of his death, his legal representative) 54 equal monthly payments of $12,588.44, beginning on April 1, 1998 and continuing on the first day of each month thereafter, through and including
September 1, 2002.

          C.   On each of April 1, 1999, April 1, 2000, April 1,
2001 and April 1, 2002, CTS will pay the Executive (or, in the event of his death, his legal representative) an amount equal to $682,000.00.

          D.   The payments to be made by CTS pursuant to B. and
C. above shall be made by bank wire transfer of immediately available funds to an account designated in writing by Executive to CTS.

          E. Executive shall retain all rights accrued heretofore and through the Date of Termination under the Dynamics Corporation of America Employee Savings and Investment Plan, the Retirement Plan for Employees of Dynamic Corporation of America, any directors' and officers' liability insurance policy of DCA or CTS, rights to indemnification under any written agreement with CTS or under the Certificate of Incorporation or by-laws of DCA or CTS, and any and all rights to reimbursement of reasonable out-of-pocket expenses incurred prior to the Date of Termination.

    3.    Repurchase of CTS Common Stock

          CTS agrees to buy, and Executive agrees to sell, for a purchase price of $924,536.00 in the aggregate, or $32.60 per share, 28,360 shares of CTS common stock (the "Shares"). CTS will pay the purchase price by bank wire transfer of immediately available funds to an account designated in writing by Executive to CTS (a "Designated Account") against delivery by Executive to CTS of certificates evidencing the Shares, duly executed in blank, or accompanied by an irrevocable stock power, duly executed in blank. Alternatively, CTS will make the payment of the purchase price by bank wire transfer of immediately available funds to a Designated Account immediately upon receipt of evidence satisfactory to CTS that Executive has irrevocably instructed Merrill Lynch & Co. ("Merrill") to transfer the Shares from Executive's account at Merrill to CTS' account at Merrill. At the request of CTS, Executive will duly execute and deliver such documentation as CTS may reasonably request to evidence the purchase and sale contemplated by this paragraph.

    4.    Consulting Arrangement

          A. During the second calendar quarter of 1998, Executive agrees to remain available, for up to 200 hours, on an irregular, part-time basis to render, free of any charge except reimbursement of out-of-pocket expenses in accordance with CTS' policies applicable to senior executives, consulting and advisory services related to the DCA businesses and reasonably requested and authorized by CTS.



          B. CTS will cooperate with Executive in giving him advance notice of any consulting services so requested, and will not require that such services be rendered at a location other than DCA's current offices in Greenwich, Connecticut or at other than normal business hours without Executive's agreement thereto in his sole discretion. To the extent that Executive fails to render the full 200 hours of consulting services contemplated herein by June 30, 1998, regardless of the reason therefor, his obligation hereunder will expire without liability to CTS, DCA or any other person.

    5.    Releases

          A. Except for rights under this Settlement Agreement, Executive hereby irrevocably releases and waives any right, claim or cause of action of any kind, known or unknown, at law or in equity, which he had or has against CTS, DCA, any affiliate of either of them and/or any of their respective officers, directors, employees or agents.

          B. Except for rights under this Settlement Agreement, CTS and DCA, on behalf of themselves and their respective affiliates, officers, directors, employees and agents, hereby irrevocably release and waive any right, claim or cause of action of any kind, known or unknown, at law or in equity, which any one of them had or has against Executive and/or any of his heirs, executors or administrators.

    6.    Miscellaneous

          A. The parties restate and incorporate, as if set forth herein in their entirety, Sections 7, 8, 9 and 10 of the Employment Agreement.

          B. DCA's current office in Greenwich, Connecticut shall remain in operation through June 30, 1998 and Executive will be entitled to utilize the office space and facilities and secretarial services currently available to Executive, for any and all business or personal purposes through that date.



          IN WITNESS WHEREOF, the parties have duly executed and delivered this Agreement as of the date above written.



DYNAMICS CORPORATION OF            CTS CORPORATION
AMERICA

By:                                By:
    Jeannine M. Davis                   Joseph P. Walker
    Assistant Secretary                 Chairman of the Board,
      and Director                        President and
                                          Chief Executive Officer




Executive




PATRICK J. DORME