Form 10-Q
period 1998-09-27
CTS CORP
filed 1998-11-10
CIK 26058

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                             Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 27, 1998


                                 OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    September 27, 1998                     1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification no.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:(219)293-7511 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No_______
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1998: 13,599,863

                                             CTS CORPORATION FORM 10-Q

                                                       INDEX

                                                                        Page No.
PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Earnings - For the Three Months and Nine
         Months ended September 27,1998, and September 28,1997          3

         Condensed Consolidated Balance Sheets -
         As of September 27, 1998, and December 31, 1997                4

         Condensed Consolidated Statements of Cash
         Flows - For the Nine Months Ended September 27,
         1998, and September 28, 1997                                   5

         Notes to Condensed Consolidated Financial
         Statements                                                   6-9

         Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                                 Operations 9-15

Part Ii -- Other Information

         Item 1.  Legal Proceedings                                    15

         Item 6.  Exhibits and Reports on Form 8-K                     15
                  --------------------------------


SIGNATURES                                                             16

Part I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS UNAUDITED
                    (In thousands, except per share amounts)


                                 Three Months Ended     Nine Months Ended
                                 Sept. 27,  Sept. 28,   Sept. 27, Sept. 28,
                                 1998       1997        1998       1997


Net sales                        $106,585   $89,980     $357,150  $288,731
Costs and expenses:
   Cost of goods sold              77,076    64,818      259,523   209,441
   Selling, general and
    administrative expenses        13,688    10,404       46,201    34,270
   Research and development
    expenses                        3,032     3,134       10,207     9,183
                                  -------   -------      -------   -------
   Operating earnings              12,789    11,624       41,219    35,837
                                  -------   -------      -------   -------

Other expenses (income):
   Interest expense                 1,130       976        3,420     1,649
   Other                             (162)   (1,565)      (1,867)   (2,488)
                                  -------   -------       ------    ------
Total other expenses (income)         968      (589)       1,553      (839)
                                  -------  --------        -----    ------
Earnings before income
 taxes                             11,821    12,213       39,666    36,676
Income taxes                        3,623     4,530       13,090    13,581
                                  -------   -------       ------   -------
Net earnings                      $ 8,198   $ 7,683      $26,576  $ 23,095
                                  =======   =======      =======  ========
Net earnings per share:
       Basic                      $ 0.60    $ 0.49      $  1.88   $  1.48
                                  =======  =======      =======   ========
       Diluted                    $ 0.58    $ 0.48      $  1.80   $  1.45
                                  =======  =======      =======   ========
Cash dividends declared
 per share                        $ 0.06    $ 0.06      $  0.18   $  0.18
Average common shares
 outstanding:
       Basic                      13,669    15,738       14,158    15,700
       Diluted                    14,202    15,926       14,779    15,865



See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                 September 27,   December 31,
                                                         1998           1997*
                                                ------------     -----------
ASSETS                                          (Unaudited)

Current Assets:
   Cash                                              $ 18,033        $ 39,847
   Accounts receivable, less allowances
     (1998-$1,159; 1997-$1,074)                        64,512          68,679
   Inventories--Note B                                 46,947          56,007
   Other current assets                                 6,021           5,327
   Deferred income taxes                               15,873          15,873
                                                        -----        --------
               Total current assets                   151,386         185,733

Property, Plant and Equipment, less accumulated
  depreciation (1998--$135,672; 1997--$130,907)        84,165          76,027

Other Assets
  Prepaid pension                                      67,099          61,738
  Other                                                 3,572           6,083
                                                     --------        --------
              Total other assets                       70,671          67,821
                                                     --------        --------

                                                     $306,222        $329,581
                                                     ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations        $  6,740        $  5,465
  Accounts payable                                     20,424          28,200
  Accrued liabilities                                  63,550          58,687
                                                     --------        --------
               Total current liabilities               90,714          92,352

Long-term Obligations                                  77,045          63,474
Deferred Income Taxes                                  19,070          21,950
Postretirement Benefits                                 4,292           4,309

Shareholders' Equity:
 Preferred stock - authorized 25,000,000
  shares without par value; none issued
 Common stock-authorized 75,000,000 shares
  without par value; issued 24,182,451 shares         190,107         186,794
 Additional contributed capital                        10,775          15,822
 Retained earnings                                    187,213         163,169
 Cumulative translation adjustment                      1,286             694
                                                      -------        --------
                                                      389,381         366,479
 Less cost of common stock held in treasury:
  1998-- 10,553,040 shares; 1997-- 8,873,056
  shares                                              274,280         218,983
                                                      -------        --------
       Total shareholders' equity                     115,101         147,496
                                                     --------        --------
                                                     $306,222        $329,581
                                                     ========        ========

 *The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part I. -- FINANCIAL INFORMATION

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                            (In thousands of dollars)

                                                    Nine Months Ended
                                                   Sept.27,    Sept.28,
                                                      1998        1997
Cash flows from operating activities:
 Net earnings                                      $26,576     $23,095
   Depreciation and amortization                    13,620      11,224
   Decrease (increase) in:
      Accounts receivable                               90      (9,350)
      Inventories                                    2,269       8,860
      Other current assets                            (878)     (2,149)
      Prepaid pension asset                         (5,361)     (5,157)
      Other                                            900      (1,148)
   Increase in:
     Accounts payable and accrued liabilities       (5,593)     16,198
                                                   -------     -------
     Total adjustments                               5,047      18,478
                                                    ------     -------
   Net cash provided by operating activities        31,623      41,573

Cash flows from investing activities:
  Proceeds from sale of property and
    other assets                                    24,061       1,843
  Capital expenditures                             (17,215)    (16,115)
  Investment in Dynamics Corporation of
     America (DCA)                                             (68,364)
  Acquisition related costs                         (6,387)
                                                  --------     -------
    Net cash provided by (used in)
      investing activities                             459     (82,636)

Cash flows from financing activities:
  Net proceeds from revolving credit                10,250
  Credit agreement arrangement fee                                (937)
  Term loan borrowings                                          50,000
  Payments of long-term obligations                 (1,706)       (214)
  Dividend payments                                 (2,604)     (2,822)
  Purchases of treasury stock                      (55,503)
  Other                                             (5,165)        531
                                                   -------     -------
    Net cash (used in) provided by financing
      activities                                   (54,728)     46,558

Effect of exchange rate changes on cash                832        (874)
                                                   -------   ---------
Net (decrease) increase in cash                    (21,814)      4,621
Cash at beginning of year                           39,847      44,957
                                                   -------     -------
Cash at end of period                              $18,033     $49,578
                                                   =======     =======

Supplemental cash flow information
 Cash paid during the period for:
    Interest                                       $ 2,861     $ 1,302
    Income Taxes--Net                              $17,560     $ 6,804


 See notes to condensed consolidated financial statements.

Part I.  -- FINANCIAL INFORMATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited, in thousands of dollars except per share data)
                             September 27, 1998


Note A - Basis of Presentation

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


Note B - Inventories

The components of inventory consist of the following:

                                            September 27,      December 31,
                                                    1998              1997

              Finished goods                     $ 7,704           $ 8,061
              Work-in-process                     22,477            26,036
              Raw material                        16,766            21,910
                                                  ------           -------

                                                 $46,947           $56,007
                                                 =======           =======

Note C - Litigation and Contingencies

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

Note D - Integration of DCA

The Company is continuing the process of evaluating the alternatives for the business units acquired from DCA, which is expected to be completed by the end of 1998. During the second quarter of 1998, the Company substantially completed the sale of the Waring Products Division and closed the DCA corporate headquarters in Greenwich, Connecticut. The Company does not expect that the finalization of this process will have any significant effect on the consolidated financial position or results of operations of the Company.

Note E - Earnings Per Share (EPS)

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the third quarter and first nine months of 1998 and 1997.

The other dilutive securities of approximately 164,000 at September 27, 1998, consisted of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.

                                       Net                          Net
                                  Earnings         Shares      Earnings
                                (Numerator)   (Denominator)    Per Share

Third Quarter 1998:
Basic                              $ 8,198          13,669         $0.60
----------------------------- ----------------------------------------------

Effect of Dilutive
 Securities:
   Stock options                                       369
   Other                                               164
---------------------------- -----------------------------------------------

Diluted                            $ 8,198          14,202         $0.58
----------------------------------------------------------------------------


Third Quarter 1997:
Basic                              $ 7,683          15,738         $0.49
----------------------------------------------------------------------------

Effect of Dilutive
 Securities:
   Stock options                                       188
   Other                                                 0
----------------------------------------------------------------------------

Diluted                            $ 7,683          15,926         $0.48
----------------------------------------------------------------------------

First Nine Months of 1998:
Basic                              $26,576          14,158         $1.88

----------------------------------------------------------------------------

Effect of Dilutive
 Securities:
 Stock options                                         452
 Other                                                 169
--------------------------- ------------------------------------------------

Diluted                            $26,576          14,779          $1.80
----------------------------------------------------------------------------


First Nine Months of 1997:
Basic                              $23,095          15,700          $1.48
----------------------------------------------------------------------------

Effect of Dilutive
 Securities:
 Stock Options                                        165
 Other                                                  0
----------------------------------------------------------------------------

Diluted                            $23,095         15,865          $1.45
----------------------------------------------------------------------------



Note F - Comprehensive Earnings

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings include foreign currency translation adjustments. The Company's comprehensive earnings for the third quarter and first nine months of 1998 and the comparable period last year were as follows:

                                                 Three Months Ended
                                                Sept. 27,  Sept. 28,
                                                    1998       1997
                                              (In thousands of dollars)
Third Quarter
Net earnings                                      $8,198     $7,683
Other comprehensive earnings (loss)-
  translation adjustments                            437       (816)
                                                   -----     ------

  Comprehensive earnings                          $8,635     $6,867
                                                 =======    =======


                                                  Nine Months Ended
                                                Sept. 27,  Sept. 28,
                                                    1998       1997
First Nine Months
Net earnings                                     $26,576    $23,095
Other comprehensive earnings(loss)-
 translation adjustments                             592     (1,377)
                                                  ------     ------

Comprehensive earnings                           $27,168    $21,718
                                                 =======    =======


Part I. -- FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material Changes in Financial Condition: Comparison of September 27, 1998, to December 31, 1997

The following table highlights significant changes in balance sheet items and ratios and other information related to liquidity and capital resources:
                                    (Dollars in thousands)
                                    Sept. 27,       Dec. 31,   Increase
                                        1998           1997   (Decrease)
Cash                                 $18,033       $ 39,847     (21,814)
Accounts receivable, net              64,512         68,679      (4,167)
Inventories, net                      46,947         56,007      (9,060)
Current assets                       151,386        185,733     (34,347)
Accounts payable                      20,424         28,200      (7,776)
Other current liabilities             63,550         58,687       4,863
Current liabilities                   90,714         92,352      (1,638)
Working capital                       60,672         93,381     (32,709)
Current ratio                           1.67           2.01        (.34)
Interest bearing debt                 69,750         61,206       8,544
Net tangible worth                   114,063        146,320     (32,257)
Ratio of interest bearing debt
  to net tangible worth                  .61            .42         .19

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations (Continued)

From December 31, 1997, to September 27, 1998, cash decreased by $21.8 million primarily due to common stock repurchases of $55.5 million, partially offset by cash proceeds from asset sales of $24.1 million and net proceeds from revolving credit of $10.3 million. The Company's stock repurchases include the purchase of
0.7 million of CTS common shares from WHX Corporation on March 5, 1998, and 1.0 million shares in the open market and other transactions. On June 26, 1998, the Company announced the authorization by the Board of Directors to purchase an additional 500,000 shares of its stock from time to time in open market or privately negotiated transactions. The cash proceeds from asset sales represent the sale of the Waring Products division of DCA to Conair Corporation, the sale of the Company's Bentonville, Arkansas facility and the sale of other assets.

Working capital decreased $32.7 million due to the cash decrease of $21.8 million, as explained above, decreases in inventory of $9.1 million primarily relating to the sale of Waring and increases in other current liabilities of $4.9 million relating primarily to the remaining severance expenses associated with the retirement/termination of DCA executives and the termination of other employees, partially offset by a decrease in accounts payable of $7.8 million. The current ratio decreased slightly due to the relative decrease in current assets, primarily cash, due to the level of common stock repurchases.

The ratio of interest bearing debt to net tangible worth increased due to an $8.5 million net increase in debt and a decrease of $32.3 million in net tangible worth, relating primarily to the stock repurchase activity.

Capital expenditures were $17.2 million during the first nine months, compared with $16.1 million for the same period a year earlier. These capital expenditures were primarily for increased manufacturing capacity, manufacturing improvement programs and new products.

The Company has entered into an agreement to acquire the Component Products Division (CPD) of Motorola's Automotive, Component, Computer and Energy Sector (ACCES). The businesses included in the transaction are Motorola's Ceramics, Quartz, Oscillator, Piezoelectric Technology and Surface Acoustic Wave operations. While the final terms of the transaction have not been set, it is contemplated that the Company will acquire CPD for approximately 1.2 times estimated annual sales. A significant portion of the purchase price would be in the form of deferred payments which are contingent on CPD's future operating results. The Company expects to finance a substantial portion of the purchase price through bank borrowings or the issuance of debt securities. The transaction is subject to the execution of definitive documentation, receipt of the appropriate corporate approvals and other conditions. Accordingly, there can be no assurance that the transaction will be completed or, if completed, the timing thereof.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Material Changes in Results of Operations:  Comparison of Third
Quarter 1998 to Third Quarter 1997

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ended September 27, 1998, and September 28, 1997:

                                      (Dollars in thousands)
                              Sept. 27,     Sept. 28,      Increase
                                  1998          1997      (Decrease)
Net sales                     $106,585     $  89,980        $16,605
Gross earnings                  29,509        25,162          4,347
Gross earnings as a percent
  of sales                      27.69%        27.96%        (0.27%)
Selling, general and
  administrative expenses       13,688        10,404         3,284
Selling, general and
  administrative expenses as
  a percent of sales            12.84%        11.56%         1.28%
Research and development
  expenses                       3,032         3,134         (102)
Operating earnings              12,789        11,624         1,165
Operating earnings as a
 percent of sales               12.00%        12.92%        (0.92%)
Interest expense                 1,130           976           154
Earnings before income taxes    11,821        12,213          (392)
Income taxes                     3,623         4,530          (907)
Net Earnings                     8,198         7,683           515
Income tax rate                 30.65%        37.00%        (6.35%)


Net sales increased by $16.6 million, or 18.5%, from the third quarter of 1997. Sales increases occurred principally as a result of the inclusion of Dynamics Corporation of America (DCA) operating units, partially offset by the decline in sales of products to the disk drive industry, the 1997 sale of our domestic military and aerospace connector business, reduced shipments arising from the General Motors strike and lower demand in Europe for our interconnect products. As a percent of total sales, sales of electronic components, electronic component assemblies and other products in the third quarter of 1998 were 52.0%, 26.0% and 22.0%, respectively. As a percentage of total sales, the third quarter of 1997 sales of electronic components, electronic component assemblies and other products were 59.6%, 40.0% and 0.4%, respectively. The increase in other products relates to the inclusion of DCA operations in 1998. Sales of electronic component assemblies decreased in 1998 due primarily to the 1997 sale of our domestic military and aerospace connector business, the decline in the disk drive industry, and the lower European demand for our interconnect products.

Gross earnings, as a percentage of sales, slightly decreased primarily due to the inclusion of the lower margin DCA businesses, primarily offset by improvements in CTS core electronic component and assembly business margins from 28.0% to 31.8%, due to productivity improvements and expense control programs.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Selling, general and administrative expenses increased as a result of the inclusion of acquired DCA businesses.

Research and development expenses remained relatively flat compared to the same period in the prior year.

The effective tax rate decreased approximately 6% points primarily due to higher earnings in the lower-tax non-U.S. jurisdictions.

Material Changes in Results of Operations: Comparison of First Nine Months of 1998 to First Nine Months of 1997.

The following table highlights changes in significant components of the consolidated statements of earnings for the nine-month periods ending September 27, 1998, and September 28, 1997:
                                     (Dollars in thousands)
                                 Sept. 27,     Sept. 28,       Increase
                                     1998          1997       (Decrease)
                                ---------     ---------       ---------
Net sales                        $357,150     $ 288,731         $68,419
Gross earnings                     97,627        79,290          18,337
Gross earnings as a percent
  of sales                         27.34%        27.46%         (0.12%)
Selling, general and
 administrative expenses           46,201        34,270          11,931
Selling, general and
  administrative expenses as
  a percent of sales               12.94%        11.87%           1.07%
 Research and development
  expenses                         10,207         9,183           1,024
Operating earnings                 41,219        35,837           5,382
Operating earnings as a
  percent of sales                 11.54%        12.41%         (0.87%)
Interest expense                    3,420         1,649          1,771
Earnings before income taxes       39,666        36,676          2,990
Income taxes                       13,090        13,581           (491)
Net earnings                       26,576        23,095          3,481
Income tax rate                    33.00%        37.00%         (4.00%)

Net sales increased by $68.4 million, or 23.7% from the first nine months of 1997. Sales increases occurred principally as a result of the inclusion of the acquired DCA businesses, partially offset by the decline in the sales of products to the disk drive industry, the 1997 sale of our domestic military and aerospace connector business and reduced shipments arising from the General Motors strike. As a percent of total sales, sales of electronic components, electronic component assemblies and other products for the first nine months of

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

1998 were 51.4%, 25.9% and 22.7%, respectively. As a percentage of total sales, the first nine months of 1997 sales of electronic components, electronic
component   assemblies   and  other   products  were  58.7%,   40.9%  and  0.4%,
respectively. The increase in other products relates to the inclusion of DCA operations in 1998. Sales of electronic component assemblies decreased in 1998 due primarily to the 1997 sale of our domestic military and aerospace connector business and the decline in the disk drive industry.

Gross earnings, as a percentage of sales, slightly decreased primarily due to the inclusion of lower margin DCA businesses, primarily offset by improvements in CTS core business margins from 27.5% to 31.5%, due to productivity improvements and expense control programs.

Selling, general and administrative expenses in dollars increased as a result of the inclusion of acquired businesses. CTS businesses decreased in dollars due to continued cost control.

Research and development expenses increased 11.2% as the Company continued investment efforts in new product development and improvements.

The effective tax rate decreased by 4% points primarily due to higher earnings in the lower-tax non-U.S. jurisdictions.

Year 2000 Computer Systems Compliance

As many computer systems and other equipment with embedded chips or processors (collectively, "Systems") use only two digits to represent the year, they may be unable to accurately process certain data before, during or after the year 2000. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company recognizes the need to ensure its operations will not be adversely affected by Year 2000 software failures and has established a project team to address the Year 2000 issue. Many of the Company's Systems are Year 2000 compliant. However, the Company has a program in place designed to bring the remaining Systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. Our goal is to have our remediated and replaced systems operational by the first quarter of 1999 to allow time for testing and verification. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

The first phase of the Year 2000 compliance program is to identify the internal Systems of the Company that are susceptible to system failures or processing errors as a result of the Year 2000 issue. This effort is substantially complete with the Company having identified the Systems that may require remediation or replacement and established priorities for repair or replacement. Those Systems considered most critical to continuing operations are being given the highest priority.

The second phase of the Year 2000 compliance program involves the actual remediation and replacement of Systems. The Company is using both internal and external resources to complete this phase. Systems ranked highest in priority have either been remediated or replaced, or are scheduled for remediation or replacement. Systems previously earmarked for retirement and replacement without regard to the Year 2000 issue have been evaluated for remediation or early replacement with Year 2000 compliant systems or programs. The Company's objective is to complete substantially all remediation and replacement of internal Systems by March 1999, and to complete final testing and certification for Year 2000 readiness by September 1999.

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. As part of the Year 2000 compliance program, significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken to reasonably determine their stage of Year 2000 readiness.

Costs to be incurred in the remainder of 1998 and 1999 to resolve Year 2000 problems are estimated at approximately $2 million. These estimated costs do not include normal ongoing costs for computer hardware and software that would be replaced in the next year even without the presence of the Year 2000 issue. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

Based on the progress the Company has made in addressing its Year 2000 issues and the Company's timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.


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


Item 6.  Exhibits and Reports on Form 8-K

a.      Exhibits

        None

b.      Reports on Form 8-K


Announcement of the adoption of a shareholder Rights Plan and certain bylaw amendments; filed September 2, 1998.

Announcement of a proposed agreement by which CTS will acquire the Component Products Division of Motorola's Automotive, Component, Computer and Energy Sector; filed September 15, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                 CTS CORPORATION




Jeannine M. Davis              Timothy J. Cunningham
Vice President, Secretary      Vice President Finance
and General Counsel            and Chief Financial Officer




Dated:  November 10, 1998