Form 10-K
period 1998-12-31
CTS CORP
filed 1999-02-25
CIK 26058

CTS CORPORATION


                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                        1998

                                      FORM 10-K

                                    ANNUAL REPORT

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               Form 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For Fiscal Year Ended December 31, 1998
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

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes    X          No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

There were 13,650,435 shares of Common Stock, without par value, outstanding on February 22, 1999. The aggregate market value of the voting stock held by non-affiliates of CTS Corporation was approximately $607.8 million on February 22, 1999.

                               DOCUMENTS INCORPORATED BY REFERENCE


         (1) Portions of the 1999 Proxy Statement to be filed for the annual meeting of shareholders to be held on April 30, 1999, incorporated by reference in Part 3.

         (2) Certain portions of the CTS Corporation Form 10-K for the 1995 fiscal year ended December 31, 1995, incorporated by reference in Part 4.

         (3) Portions of the CTS Corporation Form 8-K filed with the Commission September 2, 1998 incorporated by reference in
                  Part 4.

         (4) Portions of the CTS Corporation Form 14D-1 filed with the Commission May 16, 1997 incorporated by reference in Part 4.

         (5) Portions of the CTS Corporation Form 10-Q for the quarter ended June 29, 1997 filed with the Commission on August 12, 1997, incorporated by reference in Part 4.











                  SEE THE EXHIBIT INDEX -- PAGES 20 - 21

                                 PART 1
                                 Item 1
                   Business News and Information

     CTS IS A 100 YEAR OLD COMPANY MOVING INTO THE NEXT CENTURY

CTS Corporation was established in 1896 as Chicago Telephone Supply, a provider of high-quality telephone products. The technology was soon adapted to the emerging radio industry, to which CTS became a major supplier of quality components. Today, CTS is a recognized leader in the design and manufacture of electronic components and electronic assemblies.

CTS designs, manufactures, assembles and sells a broad line of passive electronic components and electronic assemblies, serving the electronic needs of original equipment manufacturers worldwide in the computer equipment, automotive, communications equipment and other markets. Manufacturing operations, sales representatives and distributors are located throughout the United States and in many countries worldwide to work closely with customers.

 CTS' growth has been worldwide. The major elements contributing to the sustained growth are:

       * customer focused, market driven new product development enabled by existing and new technologies,

       * high volume manufacturing to consistent standards of quality and reliability, cost effectiveness and delivery and

       * state-of-the-art manufacturing technologies and processes.

 On December 22, 1998, CTS signed a definitive agreement to acquire the Component Products Division (CPD) of Motorola, Inc. CPD will be wholly-owned by CTS and operate under the name CTS Wireless Components, Inc. CPD manufactures ceramics, quartz, oscillators, lead zirconate titanate and surface acoustic wave components, primarily for the wireless communications industry.

 During 1998, CTS finalized its plan for integration and disposal of the Dynamics Corporation of America (DCA) businesses acquired on October 16, 1997. Prior to acquisition by CTS, DCA owned 44% of CTS' common stock and seven separate businesses. Except for DCA's frequency and heat sink businesses, which have been integrated into CTS' complementary operations, all other DCA businesses are reflected in CTS' financial results as discontinued operations (including the Waring Division which was sold in May, 1998.)

               BUSINESS SEGMENTS AND PRODUCTS BY MAJOR MARKET

 CTS' operations comprise two reportable business segments, the manufacturing of electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of automotive sensors used in commercial or consumer vehicles, frequency control devices such as crystals and clocks, loudspeakers, resistor networks, switches and variable resistors. CTS' electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assembly represents a completed, higher- level functional product to be used in customer end products or assemblies. These products consist principally of flex cable assemblies used in the disk drive market, hybrid microcircuits used in the healthcare market, cursor controls for computers and interconnect products such as backpanels and connectors used in the telecommunications industry.

 Within the two business segments, products are also identified by market. CTS products are principally sold into four primary original equipment manufacturing (OEM) markets including computer equipment, automotive, communications equipment and other markets. Other markets include OEMs for consumer electronics, instruments and controls, and defense and aerospace equipment.

 Electronic components sales as a percent of consolidated sales were 67% of sales for 1998, 61% for 1997 and 67% for 1996. Electronic assemblies sales as a percent of consolidated sales were 33% of sales for 1998, 39% for 1997 and 33% for 1996. The following table breaks down the percentages by segment into each segment's major markets:

                           Electronic Components      Electronic Assemblies

Markets                    1998   1997     1996      1998     1997     1996
-------                    ----   ----     ----      ----     ----     ----

Computer Equipment          9%     8%      11%        23%      25%      14%
Automotive                 32%     31%     34%         -        -        -
Communications Equipment   17%     12%     11%         6%      8%       10%
Other                       9%     10%     11%         4%      6%        9%
   Segment as a % of
        Consolidated       67%     61%     67%        33%      39%      33%

 Sales to unaffiliated customers, operating earnings and identifiable assets, by geographic area, are contained in "Note I - Business Segments" appearing herein the financial statements as noted in the index appearing under Item 14(a)(1) and (2).

 The following table identifies major products by their business segment and markets. Many products are sold into several (OEM) markets.


Product                           Computer   Automotive  Communications   Other
Description                       Equipment    Market      Equipment    Markets
                                  Market                   Market
                                    ------                 ------

Electronic Components:
DIP/Rotary Switches                     o                        o           o
Automotive Sensors                                 o
Frequency Control Devices               o                        o           o
(Crystals and Oscillators)
Loudspeakers                                       o                         o
Potentiometers and Trimmers             o          o             o           o
Resistor Networks                       o          o             o           o
Thermal Dissipators                     o                        o           o
Electronic Assemblies:
Cursor Controls                         o
Flex Cable Assemblies                   o
Hybrid Microcircuits                                             o           o
Interconnect Systems, Backpanels        o                        o           o

                         MARKETING AND DISTRIBUTION

 CTS sales engineers and manufacturers' representatives sell CTS electronic components and electronic assemblies to original equipment manufacturers. CTS maintains sales offices in Elkhart, Indiana; Southfield, Michigan; Hong Kong; Taiwan and Japan in addition to several business unit locations. Various regions of the United States are serviced by sales engineers working at independent locations.

 Approximately half of the sales in 1998 were attributable to coverage by CTS sales engineers. CTS sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing products to meet or exceed customer requirements.

 CTS utilizes the services of independent sales representatives and distributors in the United States and other countries for customers not serviced directly by CTS sales engineers. Sales representatives receive commissions from CTS. During 1998, approximately 43% of net sales were attributable to coverage by sales representatives. Additionally, independent distributors purchase products from CTS for resale to customers. In 1998, independent distributors and/or dealers accounted for approximately 6% of net sales.

                                   RAW MATERIALS

     * Raw materials used in many CTS products include steel, copper, brass, aluminum, certain precious metals, resistive and conductive inks, passive electronic components and semiconductors.

     * Ceramic materials are used in resistor networks and hybrid microcircuits.

     *   Synthetic quartz is used in frequency control devices.

     * Molding compounds are used in automotive sensors, DIP/rotary switches and loudspeakers.

 These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe that it is dependent on one or on a very few vendors. In 1998, all of these materials were available in adequate quantities to meet CTS' production demands.

 CTS does not currently anticipate any raw material shortages which would slow production. However, the lead times between the placement of orders for certain raw materials and actual delivery to CTS may vary, and occasionally might require the Company to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times for delivery.

 Precious metal prices may have a significant effect on the cost and selling price of many CTS products, particularly some switches, interconnect products, resistor networks and hybrid microcircuits. CTS reduced the precious metals content of several products in 1998, and will continue the program in 1999 when consistent with customer specifications.

                              WORKING CAPITAL

 CTS does not usually buy inventories or manufacture products without actual or reasonably anticipated customer orders, except for some standard, off-the-shelf distributor products. CTS is not generally required to carry significant amounts of inventories in anticipation of rapid delivery requirements because most customer orders are custom built. CTS has entered into "just-in-time" arrangements with certain major customers in order to meet their delivery requirements.

 CTS carries raw materials, including certain semiconductors, work-in-process and finished goods inventories which are unique to a particular customer(s), and in the event of reductions or cancellations of orders, some inventories may not be useable or returnable to vendors for credit. CTS generally imposes charges for the reduction or cancellation of orders by customers, and these charges are usually sufficient to cover the financial exposure of CTS to inventories which are unique to a customer. CTS does not customarily grant special return or payment privileges to customers, although CTS' distributor program permits certain returns or adjustments. CTS' working capital requirements are generally cyclical but not seasonal.

 Working capital requirements are generally dependent on the overall business level. During 1998, working capital decreased to $36.2 million, primarily due to the decrease in cash. Cash declined as a result of the repurchase of 1.8 million CTS common stock shares for treasury, partially offset by proceeds from the sale of the Waring Products Division. Cash of various non-U.S. subsidiaries was held in U.S.-denominated cash equivalents at December 31, 1998. Cash, except for approximately $1.8 million which would be due in foreign withholding taxes, is generally available to the Company.

                      PATENTS, TRADEMARKS AND LICENSES

 CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS believes that the success of its business is not materially dependent on the existence or duration of any patent, group of patents or trademarks.

 CTS licenses the right to manufacture several electronic products to companies in the United States and non- U.S. countries. In 1998, license and royalty income was less than 1% of net sales. CTS believes that the success of its business is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.

                             MAJOR CUSTOMERS

 CTS' 15 largest customers represented about 66%, 67% and 62% of net sales in 1998, 1997 and 1996, respectively. Sales of electronic components to General Motors Corporation represented 12% to 15% of CTS' sales in each of the last three years. Sales of electronic assemblies to Compaq Computer Corporation represented 12% of CTS' net sales in two of the last three years. Sales of electronic assemblies to Seagate Technology, Inc. represented 11% of CTS' net sales in one of the last three years.

                            BACKLOG OF ORDERS

 Backlog of orders may not provide an accurate indication of present or future business levels for CTS. For many electronic components and electronic assemblies the period between receipt of orders and expected delivery is relatively short. Large orders from major customers may constitute backlog over an extended period of time. Production scheduling and delivery for such orders could be changed or canceled by the customer on relatively short notice. At December 31, 1998, CTS' backlog of orders was $90 million compared to $91 million at December 31, 1997. The backlog of orders at the end of 1998 will generally be filled during the 1999 fiscal year.

                             GOVERNMENT CONTRACTS

 CTS estimates that about 3% of its net sales are associated with purchases by the U.S. Government or non- U.S. governments, principally for defense and aerospace applications. Because most CTS products procured through government contractors and subcontractors are for military end uses, the level of defense and aerospace market sales by CTS is dependent upon government budgeting and funding of programs utilizing electronic systems. The Ellis and Watts and Fermont businesses, which are both discontinued operations, do have significant government contracts. The sale of these discontinued businesses may not relieve CTS of all liabilities associated with its government contracts.

 CTS is usually subject to contract provisions permitting termination of the contract, usually with penalties payable by the government, maintenance of specified accounting procedures, limitations on and renegotiations of profits, priority production scheduling and possible penalties or fines against CTS for late delivery or substandard quality. Such contract provisions have not previously resulted in material uncertainties or disruptions for CTS.

                                    COMPETITION

 CTS competes with many domestic and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery and service. Most CTS product lines encounter significant competition. The number of significant competitors varies from product line to product line. No one competes with CTS in every product line, but many competitors are larger and more diversified than CTS. Some competitors are divisions or affiliates of customers. CTS is subject to competitive risks which are the nature of the electronics industry including shorter product life cycles and technical obsolescence.

 Some customers have reduced or plan to reduce the number of suppliers while increasing the volume of purchases. Most customers are demanding higher quality, reliability and delivery standards from CTS as well as competitors. These trends create opportunities for CTS, but also increase the risk of loss of business to competitors.

 The Company believes that it competes most successfully in custom products manufactured to meet specific applications of major original equipment manufacturers.

CTS believes that it has an advantage over certain competitors:

     * The ability to apply a broad range of technologies and materials capabilities to develop products for the special requirements of customers.

     * The capability to sell a broad range of products manufactured to consistent standards of quality and delivery.

     * CTS is one of the largest manufacturers of automotive throttle position sensors in the world.

                           NON-U.S. REVENUES AND RISKS

 In 1998 approximately 40% of net sales to unaffiliated customers were attributable to non-U.S. operations. This is unchanged from 1997. In 1998, approximately 28% of total CTS assets are non-U.S. A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated. CTS believes that the business risks to its non-U.S. operations, though substantial, are normal risks for non-U.S. businesses, including expropriation, currency controls and changes in currency exchange rates and government regulations. Southeast Asia is currently experiencing currency, economic and political instability. CTS has manufacturing facilities in Taiwan and Singapore, but the majority of their sales are to Europe and the United States, which Management believes minimizes any potential risk to the Compny.

Information about revenue from sales to unaffiliated customers, operating earnings and identifiable assets, by geographic area, is contained in "Note I - Business Segments" appearing herein the financial statements as noted in the index appearing under Item 14(a)(1) and (2).

                        RESEARCH AND DEVELOPMENT ACTIVITIES

 In  1998,   1997  and  1996,  CTS  spent  $13.4,   $13.1  and  $10.7  million,
 respectively, for research and development. Most CTS research and development activities relate to developing new products and technologies, improving product flow and adding product value to meet the current and future needs of its customers. CTS'engineers and technicians apply engineering techniques such as computer aided design and computer aided manufacturing to develop and produce prototypes. CTS provides its customers with full systems support to ensure product quality and reliability through all phases of design, launch and production manufacturing to meet or exceed customer requirements. The 1998 efforts were particularly devoted to the automotive products in North America and Europe. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers. The Company expenses all research and development costs as incurred. Design and development costs may be paid or shared by the customer.

                        ENVIRONMENTAL PROTECTION LAWS

 In complying with federal, state and local environmental protection laws, CTS continues to make additional modifications to manufacturing processes. Such modifications have not materially affected the capital expenditures, earnings or competitive position of CTS.

 The manufacturing process of certain current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. The Company has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party (PRP) regarding hazardous waste remediation at several non- CTS sites. The factual circumstances of each site are different. Management believes that its role as a PRP with respect to these sites, even in the aggregate, will not have a material adverse effect on the Company's business or financial condition, based on the following:

    (1) the  Company's status as a de minimis  party;
    (2) the large  number of other PRPs identified;
    (3) the identification and participation of many larger PRPs who are financially viable;
    (4) defenses   concerning  the nature and limited quantities of materials sent by the Company to certain of the sites; and
    (5) the Company's experience to-date in relation to the determination of its allocable share.

 In addition to these non-CTS sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. In the opinion of Management, based upon presently available information, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position or results of operations of CTS.

 There are claims against CTS with respect to environmental matters which the Company contests. Management believes that either adequate provision for potential costs has been made, or the potential costs would not materially affect the consolidated financial position or results of operations of CTS.

                 YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

 CTS is addressing the issues associated with the programming code in existing computer systems and other equipment which may be affected by the rollover of the two-digit year value to 00 in the year 2000. Systems that do not properly recognize such dates could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for CTS from unforeseen problems in its own systems and from worldwide third parties with whom CTS transacts business. CTS believes that its products are not "time and date" sensitive.

 CTS has formed a Company-wide Year 2000 Readiness Project to identify and resolve Year 2000 issues. This program includes the inventory of financial, manufacturing, design and other internal systems, hardware, equipment and embedded chips in industrial control instruments, and the assessment, remediation and testing of the systems. All systems were inventoried, reviewed and assessed in 1998, and the majority of systems which were not Year 2000 ready were remedied or replaced and tested in 1998. The project is approximately 85% completed and the remaining remediation of systems is expected to be completed by the end of the second quarter of 1999. Acceptance testing and certification of these systems are projected for completion by the third quarter of 1999. A task force, comprised of members from operating units and executive management, meets regularly and tracks the progress of the program, prioritizes all the potential risks and develops plans to eliminate or reduce risks.

 CTS also faces risk to the extent that suppliers of products, services and systems purchased by CTS and others with whom CTS transacts business on a worldwide basis do not comply with Year 2000 requirements. As part of the program, Year 2000 Readiness Surveys have been sent to significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations. CTS is currently in the process of evaluating responses and sending follow-up requests to the estimated 20% that have not responded. While Management believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company cannot fully evaluate the extent of potential problems and the costs associated with corrective actions. A contingency plan is being evaluated and reviewed, and will not be formally established until the third quarter of 1999 when the evaluation of suppliers and the remaining remediation of systems and testing is completed. CTS is unable to determine what effect the failure of systems due to Year 2000 issues by CTS or its suppliers or customers may have, but any significant failures could have an adverse material effect on CTS' results of operations and financial condition.

 The cost to complete the program is estimated at $2 million for the costs of outside consultants, software and hardware applications. There has been $1 million spent to date as of December 31, 1998 with the remainder projected to be spent in 1999. CTS has not tracked the internal costs incurred for all of the hours spent on the project.

                                EMPLOYEES

 CTS employed 4,012 persons at December 31, 1998, and approximately 46% of these persons were employed outside the United States at the end of 1998. Approximately 700 CTS employees in the United States were covered by collective bargaining agreements as of December 31, 1998. There are two continuing operations with collective bargaining agreements, one will expire in 2003 and the other will expire in 2005. There are two discontinued operations with collective bargaining agreements which will expire in 2000.

                                  Item 2
                                Properties

 CTS has manufacturing facilities, administrative, research and development and sales offices in many locations. The manufacturing properties are listed and identified with a representative product. The other facilities are shown along with the primary activity. Each property's relative size is shown in square footage, and each location is identified as to whether it is leased or owned.




                                   Square            Owned/
Manufacturing Facility             Footage           Leased     Representative Product
Berne, Indiana                     249,000          Owned       Resistor Networks/Systems
Burbank, California                 37,000          Leased      Thermal Dissipators
Burbank, California                 21,000          Owned       Thermal Dissipators
Carlisle, Pennsylvania              94,000          Leased      Frequency Control Devices
Dongguan, China                     23,000          Leased      DIPS, Potentiometers & Trimmers
Elkhart, Indiana                   412,000          Owned       Sensors
Glasgow, Scotland                   75,000          Owned       Interconnect Systems,
Glasgow, Scotland                   20,000          Leased        Backpanels and Sensors
Hudson, New Hampshire               38,000          Leased      Interconnect Systems
Kaohsiung, Taiwan                  133,000          Owned       DIPS, Potentiometers & Trimmers
Matamoros, Mexico                   51,000          Owned       Loudspeakers
Sandwich, Illinois                  94,000          Owned       Frequency Control Devices
Singapore                          159,000          Owned       Frequency Control Devices
Streetsville, Ontario, Canada      112,000          Owned       Sensors
West Lafayette, Indiana            106,000          Owned       Hybrid Microcircuits
Total Manufacturing              1,624,000




(Properties Continued)             Square        Owned/
Other Facilities                  Footage       Leased        Primary Activity
----------------                  -------       ------        ----------------
Baldwin, Wisconsin                 39,000         Owned       Storage Facility
Bangkok, Thailand                  53,000         Owned       Leased Through April, 1999
Brownsville, Texas                 85,000         Owned       Warehousing Facility
Elkhart, Indiana                   90,000         Owned       Administrative Offices & Research
Greenwich, Connecticut              8,000         Leased      Offices
Kowloon, Hong Kong                    650         Leased      Sales Office
New Hartford, Connecticut         212,000         Owned       Leased Property
Southfield, Michigan                1,500         Leased      Sales Office
Winsted, Connecticut               55,000         Owned       Storage Facility
Yokohama, Japan                      1,400        Leased      Sales Office
Taipei, Taiwan                       1,250        Leased      Sales Office

 Discontinued Operations
Carson, California                 76,000         Leased      Anemostat West Operations
Batavia, Ohio                     148,000         Owned       Ellis & Watts Operations
Bridgeport, Connecticut            97,000         Owned       Fermont Operations
Scranton, Pennsylvania            270,000         Owned       Anemostat East Operations



 CTS regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor and location to its markets and major customers. CTS also reviews the operating costs of its facilities and may from time to time relocate or move a portion of its manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow. CTS is currently marketing its discontinued properties.

                                    Item 3
                              Legal Proceedings

 Contested claims involving various matters, including environmental claims brought by governmental agencies, are being litigated by CTS, both in legal and administrative forums. CTS is subject to normal litigation which results from the ordinary conduct of its business operations, however, Management is not aware of any significant pending litigation.

                                    Item 4
               Submission of Matters to a Vote of Security Holders

 During the fourth quarter of 1998, no matter was submitted to a vote of security holders of the Company.

                                    PART 2
                                    Item 5
                         Stock and Dividend Information

 The principal market for CTS common stock is the New York Stock Exchange. Quarterly market high and low trading prices for CTS Common Stock for each quarter of the past two years and the amount of dividends declared during the previous two years are contained in "Shareholder Information," appearing herein. On December 31, 1998, there were approximately 1,379 holders of record of CTS common stock.

 CTS intends to continue its policy of considering dividends on a quarterly basis. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS and any other factors considered relevant by the Board of Directors.

                                        Item 6
                             Five-Year Financial Summary

 A summary of selected financial data for CTS for each of the previous five years is contained in the "Five-Year Summary," appearing herein the financial statements as noted in the index appearing under Item 14(a)(1) and (2).

 Certain divestitures and closures of businesses do affect the comparability of information contained in the "Five-Year Summary."

                                        Item 7
                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations
                                      1996-1998

 Information about liquidity, capital resources and results of operations, for the three previous fiscal years, is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1996- 1998)," appearing herein the financial statements as noted in the index appearing under Item 14(a)(1) and (2).

                                  Item 8
              Financial Statements and Supplementary Data

 Consolidated financial statements, meeting the requirements of Regulation S-X, and the Report of Independent Accountants, are contained in the CTS Corporation 1998 Annual Report, incorporated herein. Quarterly per share financial data is provided in "Shareholder Information," under the subheadings, "Per Share Data," appearing herein the financial statements as noted in the index appearing under Item 14(a)(1) and (2).

                                  Item 9
                  Changes in Auditors or Disagreements
         With Accountants on Accounting and Financial Disclosure

There were no disagreements or changes.



                                  PART 3
                                  Item 10
                      Directors and Executive Officers

 Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained in the 1999 Proxy Statement, page 7, under the caption "Election of Directors" to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 1999 Proxy Statement, page 13, under the caption "Directors & Officers' Stock Ownership", to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 26, 1998, except for George T. Newhart, elected Vice President and Corporate Controller effective on June 26, 1998, Timothy J. Cunningham, elected Vice President Finance and Chief Financial Officer effective on October 5, 1998, Philip G. Semprevio, elected Group Vice President effective on November 16, 1998, George A. Harding, elected Group Vice President effective on December 18, 1998, and Jeannine M. Davis, elected Senior Vice President and General Counsel, effective on December 18, 1998. They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on April 30, 1999, at which time the election of officers will be considered again by the Board of Directors.

                          List Of Officers

Name                             Age     Position and Offices
Joseph P. Walker                 60      Chairman, President
                                          and Chief  Executive Officer
George A. Harding                52      Group Vice President
William J. Kaska                 57      Group Vice President
Philip G. Semprevio              48      Group Vice President
Jeannine M. Davis                50      Senior Vice President, Secretary
                                          and General Counsel
Timothy J. Cunningham            45      Vice President Finance
                                          and Chief Financial Officer
James L. Cummins                 43      Vice President Human Resources
James N. Hufford                 59      Vice President Research,
                                         Development and Engineering
George T. Newhart                56      Vice President and Corporate Controller
Donald R. Schroeder              50      Vice President Sales and Marketing
Gary N. Hoipkemier               44      Treasurer

                       Brief History of Officers

 Joseph P. Walker has served as Chairman of the Board, President and Chief Executive Officer of CTS since 1988.

 George A. Harding was elected as Group Vice President effective December 18, 1998. Mr. Harding served as Vice President and General Manager for the CTS Microelectronics business unit from 1996 to 1998, and for the CTS Resistor Products business unit from 1993 to 1996. Prior to joining CTS, Mr. Harding was Operations Manager and General Manager of Dale Electronics, subsidiary of Vishay Intertechnology.

 William J. Kaska has served as Group Vice President since 1997. Prior to his appointment, he served as Vice President and General Manager of CTS Automotive Products.

 Philip G. Semprevio was elected as Group Vice President effective November 16, 1998. Prior to his appointment, he served as President, Justrite Manufacturing Company, LLC, a subsidiary of Federal Signal Corporation. Mr. Semprevio worked for CTS as Vice President and General Manager of the Electrocomponents business unit from 1990-1994.

 Jeannine M. Davis was elected Senior Vice President, Secretary and General Counsel effective on December 18, 1998. Previously she served as Vice President, Secretary and General Counsel since 1988.

 Timothy  J.  Cunningham  was  elected  as Vice  President  Finance  and Chief
 Financial Officer effective October 5, 1998. Prior to joining CTS, Mr. Cunningham was Vice President of Finance for Moore Document Solutions a $1.2 billion division of Moore Corporation, Ltd.

(Officer History Continued)

 James L. Cummins has served as Vice President Human Resources since 1994. For the three years prior to this appointment, he served as Director, Human Resources, CTS Corporation.

 James N. Hufford has served as Vice President Research, Development and Engineering since 1995. During the four years prior to this appointment, Mr. Hufford served as Manager and then Director of Corporate Research, Development and Engineering for CTS.

 George T. Newhart was elected Vice President and Corporate Controller effective on June 26, 1998. From 1989 until this appointment Mr. Newhart served as Corporate Controller.

 Donald R. Schroeder has served as Vice President Sales and Marketing since 1995. During the six years prior to this appointment, Mr. Schroeder served as Business Development Manager for innovative and new technology for the CTS Microelectronics business unit.

Gary N. Hoipkemier has served as Treasurer since 1989.

                              Item 11
                 Director and Executive Compensation

 Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 1999 Proxy Statement in the captions "Director Compensation," page 9 and "Executive Compensation," pages 14 - 18, to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                              Item 12
                Directors and Officers' Stock Ownership

 Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 1999 Proxy Statement in the caption "Directors & Officers' Stock Ownership," pages 13 - 14, to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                              Item 13
          Certain Relationships and Related Transactions

 Mr. Profusek is a Partner and Head of the Merger Department of the law firm of Jones, Day, Reavis & Pogue, a law firm which CTS has retained for specific legal services and litigation, on a case by case basis, for over five years.



                               PART 4
                              Item 14

 Exhibits, Financial Statement Schedules and Reports on Form 8-K The list of financial statements and schedules required by Item 14(a)(1) and (2) is contained herein.

(a) (3)   Exhibits
         (3)(a)            Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 5 to the Company's current Report on Form 8-K, filed with the Commission on September
                           2, 1998).

         (3)(b) Bylaws, (Incorporated by reference to Exhibit 4 to the Company's current Report on Form 8-K, filed with the Commission on September 2, 1998).

         (10)(a)           Employment Agreement, dated as of May 9, 1997, between the Company and Joseph P.
                           Walker (incorporated by reference to Exhibit (c)(2) to the Schedule 14D-1 filed with the
                           Commission on May 16, 1997).

         (10)(b)           Prototype officers and directors' indemnification agreement (incorporated by reference to
                           Exhibit (10) (g) to the Company's Annual Report on Form 10-K for 1995 filed with the
                           Commission on March 21, 1996.)

         (10)(c)           CTS Corporation 1986 Stock Option Plan, approved by the shareholders on May 30,
                           1986, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit
                           10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29,
                           1997 filed with the Commission on August 12, 1997.)

         (10)(d)           CTS Corporation  1998 Restricted  Stock and Cash Bonus Plan approved by the  shareholders  on April 28,  1989,  as amended and restated on May 9, 1997,
                           (incorporated  by reference to Exhibit 10(e) to the Company's  Quarterly Report
                           on Form 10-Q for the quarter  ended June 29, 1997 filed with the  Commission on
                           August 12, 1997.

         (10)(e)           CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26,
                           1996, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit
                           10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29,
                           1997 filed with the Commission on August 12, 1997.)

         (10) (f)          Asset Sale Agreement dated December 22, 1998 and Earnout Exhibit thereto between
                           CTS Wireless Components, Inc. and Motorola, Inc. underwhich CTS Wireless Components, Inc.
                           will acquire the assets of Motorola's Components Products Division.

         (10) (g)          Shareholders Agreement, dated as of July 17, 1997, among the Company, Sub, WHX Corporation
                           ("WHX") and SB Acquisition Corp., a subsidiary of WHX (incorporated by reference to Exhibit ( c ) (7)
                           to the Schedule 13-D).

         (21)              Subsidiaries filed herewith.

         (23)              Consent of  PricewaterhouseCoopers  to incorporation by reference on Form 10-K for the fiscal year
                           1998 to Registration  Statement  33-27749 on Form S-8 and Registration Statement 333-5730 on Form S-8.



(Part 4, Item 14 Continued)

(b)      Reports on Form 8-K

 Announcement of a Shareholder Rights Plan and related Amendments to the Articles of Incorporation and Bylaws, filed September 2, 1998.

 Announcement of the signing of the Definitive Asset Sale Agreement with Motorola, Inc. under which CTS Corporation will acquire the assets of Motorola's Components Products Division, filed September 16, 1998.

                                                    Indemnification Undertaking

 For the purposes of complying with the amendments to the rules governing Form
  S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-27749 (filed March 23, 1989) and 333-5730 (filed October 3,
  1996):

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

Date                            By_______________________________
                                  Timothy J. Cunningham,
                                  Vice President Finance and
                                   Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                       By______________________________
                              Lawrence J. Ciancia, Director

Date                       By______________________________
                              Thomas G. Cody, Director

Date                       By______________________________
                              Gerald H. Frieling, Jr., Director

Date                       By______________________________
                              Andrew Lozyniak, Director

Date                       By______________________________
                              Robert A. Profusek, Director

Date                       By______________________________
                              Joseph P. Walker, Director

Date                       By______________________________
                              Jeannine M. Davis,
                              Senior Vice President, Secretary
                               and General Counsel

Date                       By______________________________
                              George T. Newhart,
                              Vice President and Controller
                               and principal accounting officer

                               SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Date By /S/Timothy J. Cunningham Timothy J. Cunningham, Vice President Finance and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                               By /S/ Lawrence J. Ciancia
                                      Lawrence J. Ciancia,
                                      Director

Date                               By /S/ Thomas G. Cody
                                      Thomas G. Cody,
                                      Director

Date                               By /S/ Gerald H. Frieling, Jr.
                                      Gerald H. Frieling, Jr.,
                                      Director

Date                               By /S/ Andrew Lozyniak
                                      Andrew Lozyniak,
                                      Director

Date                               By /S/ Robert A. Profusek
                                      Robert A. Profusek,
                                      Director

Date                               By /S/ Joseph P. Walker
                                      Joseph P. Walker,
                                      Director

Date                               By /S/ Jeannine M. Davis
                                      Jeannine M. Davis,
                                      Senior Vice President, Secretary
                                       and General Counsel

Date                               By /S/ George T. Newhart
                                      George T. Newhart,
                                      Vice President and Controller
                                       and principal accounting officer

                      FINANCIAL STATEMENTS ON FORM 10-K

                    ITEM 14(a) (1) AND (2) AND ITEM 14(d)


        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                      FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED DECEMBER 31, 1998

                     CTS CORPORATION AND SUBSIDIARIES

                            ELKHART, INDIANA

              FORM 10-K - ITEM 14(a) (1) AND (2) AND ITEM 14 (d)

                     CTS CORPORATION AND SUBSIDIARIES

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of CTS Corporation and subsidiaries to be included in the annual report of the registrant to its shareholders for the year ended December 31, 1998, are referenced in Item 8 and incorporated herein:

         Consolidated balance sheets - December 31, 1998, and
         December 31, 1997

         Consolidated statements of earnings - Years ended December 31, 1998, December 31, 1997, and December 31, 1996

         Consolidated statements of shareholders' equity - Years ended December 31, 1998, December 31, 1997, and December 31, 1996

         Consolidated statements of cash flows - Years ended December 31,1998, December 31, 1997, and December 31, 1996

         Notes to consolidated financial statements


 The following consolidated financial statement schedules of CTS Corporation and subsidiaries, are included in item 14(d):


 Schedule II - Valuation and qualifying accounts  Reference Page S-3

 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or notes thereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
of CTS Corporation


 In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page S-1 present fairly, in all material respects, the financial position of CTS Corporation and its subsidiaries at December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principals. These financial statements are the responsibility of the Company's Management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers  LLP


Chicago, Illinois
January 28, 1999




                               CTS CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands of dollars)


                                           Additions (Reductions)
                                   Balance at     Charged to   Charged to
                                  Beginning of    Costs and      Other                      Balance at
   Classification                    Period       Expenses      Accounts    Deductions(1)  End of Period

Year ended December 31, 1998:


  Allowance for                   $ 692           $(79)           $0         $61             $  552
   doubtful receivables


Year ended December 31, 1997

  Allowance for
   doubtful receivables           $622            $ 74            $0         $ 4             $ 692



Year ended December 31, 1996:

  Allowance for
   doubtful receivables           $774            $239            $0        $391             $ 622



(1) Uncollectible accounts written off.


                                                  S-3

Financial Highlights
(In thousands except per share data)


For the Year                                                 1998        1997           1996
------------                                                 ----        ----           ----
Net sales                                               $ 370,441   $ 390,602      $ 321,297
Net earnings                                               37,474      22,813         21,170
Average common shares outstanding -- diluted               14,614      15,976         15,766
Per share data:
     Net earnings -- diluted -- Note M                     $ 2.56      $ 1.43         $ 1.34
     Dividends declared                                       .24         .24            .23
Capital expenditures                                       21,330      22,180         17,210
At Year-End
-----------
Working capital                                          $ 36,206    $ 65,756       $ 86,810
Long-term debt(including current maturities)               56,000      61,206         13,428
Shareholders' equity                                      123,839     147,496        166,232
Equity (book value) per outstanding share                    9.09        9.72          10.61


SHAREHOLDER INFORMATION

(In thousands of dollars except per share data)

  Quarterly Results of Operations
  (Unaudited)
                                                                                                   Earnings     Earnings
                                                                                                       from         from
                                           Net                 Gross       Operating    Continuing Discontinued      Net
                                         Sales              Earnings       Earnings     Operations   Operations  Earnings
                                         -----              --------       --------     ----------  ----------  --------
1998
1st quarter                           $ 94,041              $ 26,367        $10,323     $ 7,378      $ 1,334     $ 8,712
2nd quarter                             99,293                31,219         13,379       8,900          766       9,666
3rd quarter                             83,777                26,341         11,543       7,804          394       8,198
4th quarter                             93,330                30,670         14,363       9,991          907      10,898
                                      $370,441              $114,597        $49,608     $34,073      $ 3,401     $37,474
1997
1st quarter                           $ 91,269              $ 25,291        $10,493     $ 6,954       $    0     $ 6,954
2nd quarter                            107,482                28,353         13,236       8,458            0       8,458
3rd quarter                             89,980                25,162         11,624       7,683            0       7,683
4th quarter                            101,871                31,711         (2,380)*        98*       (380)       (282)*
                                      $390,602              $110,517        $32,973    $ 23,193      $ (380)    $ 22,813



                                                                  Per Share Data
                                                                    (Unaudited)

                                       Dividends      Earnings from           Earnings from
                                       Declared  Continuing Operations   Discontinued Operations      Net earnings
                                       --------  ---------------------   -----------------------      ------------

                   High (a)     Low (a)                 Basic    Diluted        Basic     Diluted        Basic     Diluted
1998
1st quarter      $34.88         $27.25    $ 0.06      $  0.50    $  0.47      $  0.09     $  0.09      $  0.59     $  0.56
2nd quarter       38.00          27.63      0.06         0.63       0.61         0.06        0.05         0.69        0.66
3rd quarter       32.88          26.44      0.06         0.57       0.55         0.03        0.03         0.60        0.58
4th quarter       43.88          23.63      0.06         0.73       0.70         0.06        0.06         0.79        0.76
                                          $ 0.24      $  2.43    $  2.33      $  0.24     $  0.23      $  2.67     $  2.56

1997
1st quarter      $17.00         $13.58    $ 0.06      $  0.45    $  0.44      $    0      $    0       $  0.45     $  0.44
2nd quarter       23.42          17.13      0.06         0.54       0.53           0           0          0.54        0.53
3rd quarter       30.92          22.85      0.06         0.49       0.48           0           0          0.49        0.48
4th quarter       37.25          28.31      0.06            0*         0*      (0.02)      (0.02)        (0.02)*     (0.02)*
                                          $ 0.24      $  1.48    $  1.45     $ (0.02)     $(0.02)      $  1.46     $  1.43

 (a)The  market  price range of CTS  Corporation  common stock on the New York
 Stock Exchange for each of the quarters during the last two years.

 *The fourth quarter of 1997 results include a one-time, transaction-related compensation charge of $16.2 million, or $10.5 million after tax ($0.65 a diluted share).




                      Five-Year Summary
      (In thousands of dollars except per share data)

                                                       % of             % of              % of              % of              % of
                                                 1998 Sales      1997  Sales       1996  Sales       1995  Sales       1994  Sales
                                                 ---- -----      ----  -----       ----  -----       ----  -----       ----  -----
                                                                 ----  -----       ----  -----       ----  -----       ----  -----
Summary of Operations
Net sales                                    $370,441 100.0  $390,602  100.0   $321,297  100.0   $300,157  100.0   $268,707  100.0
   Cost of goods sold                         255,844  69.1   280,085   71.7    233,801   72.8    225,353   75.1    205,640   76.5
   Selling, general and administrative
   expenses                                    51,602  13.9    48,213   12.4     43,333   13.5     39,312   13.1     36,175   13.5
   Transaction-related compensation
    charge                                          0     0    16,200    4.1          0      0          0      0          0      0
   Research and development expenses           13,387   3.6    13,131    3.4     10,743    3.3      8,004    2.7      6,208    2.3
     Operating earnings                        49,608  13.4    32,973    8.4     33,420   10.4     27,488    9.1     20,684    7.7
Other(expense) income--net                      (167) (0.1)     2,757    0.7        182    0.1        196    0.1        803    0.3
     Earnings before income taxes              49,441  13.3    35,730    9.1     33,602   10.5     27,684    9.2     21,487    8.0
Income taxes                                   15,368   4.1    12,537    3.2     12,432    3.9     10,520    3.5      7,520    2.8
     Earnings from continuing operations       34,073   9.2    23,193    5.9     21,170    6.6     17,164    5.7     13,967    5.2
Discontinued Operations:
   Net earnings (loss) from discontinued
      operations                                3,401   0.9      (380)  (0.1)         0      0          0      0          0      0
   Net earnings                                37,474  10.1    22,813    5.8     21,170    6.6     17,164    5.7     13,967    5.2
Retained earnings--beginning of year          163,169         144,112           126,546           112,506           100,868
Dividends declared                            (3,358)         (3,756)           (3,604)           (3,124)           (2,329)
Retained earnings--end of year               $197,285        $163,169          $144,112          $126,546          $112,506
Earnings per share:
   Basic:
     Continuing operations                      $2.43           $1.48             $1.35             $1.10             $0.90
     Discontinued operations                     0.24          (0.02)                 0                 0                 0
     Net earnings per share                     $2.67           $1.46             $1.35             $1.10             $0.90
   Diluted:
     Continuing operations                      $2.33           $1.45             $1.34             $1.10             $0.90
     Discontinued operations                     0.23          (0.02)                 0                 0                 0
     Net earnings per share                     $2.56           $1.43             $1.34             $1.10             $0.90
Average basic shares outstanding               14,014          15,624            15,668            15,602            15,511
Average diluted shares outstanding             14,614          15,976            15,766            15,656            15,544
Cash dividends per share                         $.24            $.24              $.23              $.20              $.15
Capital expenditures                           21,330          22,180            17,210            11,181            13,401
Depreciation and amortization                  19,155          16,016            12,491            11,683            11,236
Financial Position at Year-End
Current assets                               $118,583        $146,747          $138,201          $126,113          $110,667
Current liabilities                            82,377          80,991            51,391            50,962            44,792
Current ratio                                1.4 to 1        1.8 to 1          2.7 to 1          2.5 to 1          2.5 to 1
Working capital                               $36,206         $65,756           $86,810           $75,151           $65,875
Inventories                                    33,322          34,683            38,761            38,885            41,456
Property, plant and equipment--net             67,186          66,511            56,103            50,696            50,777
Total assets                                  293,189         318,196           249,372           227,127           206,826
Short-term notes payable                            0               0                 0             6,685             7,436
Long-term debt                                 42,000          56,000            11,214            13,385            15,578
Shareholders' equity                          123,839         147,496           166,232           146,253           131,855
Common shares outstanding (in thousands)       13,621          15,178            15,675            15,652            15,536
Equity (book value) per share                   $9.09           $9.72            $10.61             $9.34             $8.49
Other Data
Stock price range                       $43.88-$23.63   $37.25-$13.58     $15.67-$12.00      $12.58-$9.13      $10.33-$6.50
Average number of employees                     4,105           3,954             3,815             4,007             4,056
Number of shareholders at year-end              1,379           1,404               986             1,062             1,136




                                                     Consolidated Statements of Earnings
                                             (In thousands of dollars except per share amounts)

                                                                                                    Year Ended
                                                                                         ----------
                                                                    December 31          December 31         December 31
                                                                           1998                 1997                1996
                                                                           ----                 ----                ----
Net sales                                                             $ 370,441            $ 390,602           $ 321,297
Costs and expenses:
     Cost of goods sold                                                 255,844              280,085             233,801
     Selling, general and administrative expenses                        51,602               48,213              43,333
     Transaction-related compensation charge -- Note F                        0               16,200                   0
     Research and development expenses                                   13,387               13,131              10,743
         Operating earnings                                              49,608               32,973              33,420
Other (expense) income:
     Interest expense                                                    (2,194)              (2,478)             (1,449)
     Interest income                                                      1,141                2,397               1,881
     Other                                                                  886                2,838               (250)
         Total other (expense) income                                     (167)                2,757                 182
         Earnings before income taxes                                    49,441               35,730              33,602
Income taxes -- Note H                                                   15,368               12,537              12,432
         Earnings from continuing operations                             34,073               23,193              21,170

Discontinued operations:
     Earnings (loss) from discontinued operations, net of
     income tax charge (benefit) of $2,267 in 1998 and ($253)
     in 1997 -- Note C                                                    3,401                 (380)                  0
         Net earnings                                                  $ 37,474             $ 22,813            $ 21,170

Earnings per share -- Note M

     Basic:
         Continuing operations                                          $  2.43              $  1.48             $  1.35
         Discontinued operations                                           0.24                (0.02)                  0
         Net earnings per share                                         $  2.67              $  1.46             $  1.35

     Diluted:
         Continuing operations                                          $  2.33              $  1.45             $  1.34
         Discontinued operatio                                             0.23                (0.02)                  -
         Net earnings per share                                         $  2.56              $  1.43             $  1.34

The accompanying notes are an integral part of the consolidated financial statements.







                                                   Consolidated Statements of Shareholders' Equity
                                                             (In thousands of dollars)

                                                                      Accumulated
                                                                            Other             Additional
                                                Common   Retained Comprehensive Comprehensive Contributed  Treasury
                                                 Stock   Earnings   Earnings      Earnings     Capital     Stock         Total
    Balances at December 31, 1995             $ 34,138   $126,546   $  (645)                 $  (783)    $(13,003)    $146,253
Net earnings                                               21,170                  $21,170                              21,170
Cumulative translation adjustment
  (net of tax of $747)                                                2,018          2,018                               2,018
                                                                              -----------
      Comprehensive earnings                                                      $23,188
                                                                              ===========

Cash dividends of $0.23 per share                          (3,604)                                                     (3,604)
Nonemployee Directors' stock retirement plan                                                      17                      17
Issued 4,500 shares on restricted stock and
    cash bonus plan - net                           23                                           (70)         47
Issued 18,900 shares on exercise of stock
    options                                        (51)                                                      197         146
Acquired 219 shares traded on options -- net         3                                                        (3)
Stock compensation                                  27                                                       100         127
Deferred compensation recognized                                                                 236                     236
Acquired 9,600 shares for treasury stock --Note K                                                           (131)       (131)

    Balances at December 31, 1996               34,140    144,112     1,373                     (600)     (12,793)     166,232
Net earnings                                               22,813                $22,813                                22,813
Cumulative translation adjustment
 (net of tax benefit of $238)                                     (679)         (679)                                (679)
                                                                              -----------

    Comprehensive earnings                                                       $22,134
                                                                              ===========

Cash dividends of $0.24 per share                         (3,756)                                                      (3,756)
Nonemployee Directors' stock retirement plan                                                     205                     205
Issued 6,051 shares on restricted stock and
    cash bonus plan -- net                         135                                          (224)         89
Issued 107,141 shares on exercise
    of stock options -- net                        273                                                       558         831
Stock compensation                                  19                                                        12          31
Transaction-related compensation charge                                                       16,200                  16,200
Deferred compensation recognized                                                                 241                     241
Acquired 7,241,823 shares for treasury
    stock -- Note K                                                                                     (206,849)   (206,849)
Issued 6,629,580 shares in connection with
    the merger                                 152,227                                                               152,227


    Balances at December 31, 1997              186,794   163,169       694                    15,822    (218,983)    147,496
Net earnings                                              37,474                 $37,474                              37,474
Cumulative translation adjustment
  (net of tax of $36)                                                  112           112                                 112
                                                                            -----------

    Comprehensive earnings                                                       $37,586
                                                                              ===========

Cash dividends of $0.24 per share                        (3,358)                                                     (3,358)
Nonemployee Directors' stock retirement plan                                                      54                     54
Returned 5,100 shares to treasury on default of
    restricted stock and cash bonus plan --
    net                                            (9)                                            57         (48)
Issued 83,221 shares on exercise
    of stock options -- net                       503                                                       (167)       336
Stock options acquired -- Note F                                                              (5,273)                (5,273)
Deferred compensation recognized                                                                 212                    212
Acquired 1,767,514 shares for treasury
    stock -- Note K                                                                                      (56,273)   (56,273)
Issued 133,221 shares to former DCA
   shareholders                                 3,059                                                                 3,059

    Balances at December 31, 1998            $190,347  $197,285        $806                  $10,872   $(275,471)  $123,839

The accompanying notes are an integral part of the consolidated financial statements.





                                                       Consolidated Balance Sheets
                                                         (In thousands of dollars)
                                                                                 December 31       December 31
ASSETS                                                                                  1998              1997
Current Assets
    Cash and equivalents                                                            $ 16,273           $39,847
    Accounts receivable, less allowances (1998 -- $552;  1997 -- $692)                47,043            51,314

    Inventories
       Finished goods                                                                  9,289             6,257
       Work-in-process                                                                10,396            13,295
       Raw materials                                                                  13,637            15,131
         Total inventories                                                            33,322            34,683
    Other current assets                                                               5,553             5,030
    Deferred income taxes -- Note H                                                   16,392            15,873
         Total current assets                                                         118,583          146,747
Property, Plant and Equipment
    Buildings and land                                                                43,113            43,560
    Machinery and equipment                                                          160,784           152,998
         Total property, plant and equipment                                         203,897           196,558
    Less accumulated depreciation                                                    136,711           130,047
         Net property, plant and quipment                                             67,186            66,511
Other Assets
    Prepaid pension expense -- Note G                                                 69,074            61,738
    Investment in discontinued operations -- Note C                                   35,123            37,117
    Other                                                                              3,223             6,083
         Total other assets                                                          107,420           104,938
Total Assets                                                                        $293,189          $318,196
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt -- Note E                                  $ 14,000          $  5,206
    Accounts payable                                                                  17,412            22,593
    Accrued salaries, wages and vacation                                              11,181             9,449
    Accrued taxes other than income                                                    1,651             1,607
    Income taxes payable                                                              10,229            13,517
    Other accrued liabilities -- Note L                                               27,904            28,619
         Total current liabilities                                                    82,377            80,991
Long-term Debt -- Note E                                                              42,000            56,000
Other Long-term Obligations -- Note E                                                 13,568             7,450
Deferred Income Taxes -- Note H                                                       27,145            21,950
Postretirement Benefits -- Note G                                                      4,260             4,309
Contingencies -- Note L                                                                    0                 0
Shareholders' Equity
    Preferred stock -- authorized 25,000,000 shares without par value;
    none issued - Note J
    Common stock -- authorized 75,000,000 shares without par value;
    issued 24,183,894 - Note J                                                       190,347           186,794
    Additional contributed capital                                                    10,872            15,822
    Retained earnings                                                                197,285           163,169
    Cumulative translation adjustment                                                    806               694

                                                                                     399,310           366,479
         Less cost of common stock held in treasury (1998 -- 10,562,449 shares;
          1997 -- 8,873,056 shares) -- Note K                                        275,471           218,983
         Total shareholders' equity                                                  123,839           147,496
Total Liabilities and Shareholders' Equity                                          $293,189          $318,196
The accompanying notes are an integral part of the consolidated financial statements.



                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (In thousands of dollars)

                                                                                                 Year Ended
                                                                             December 31        December 31         December 31
                                                                             -----------        -----------         -----------
                                                                                    1998               1997                1996
                                                                                    ----               ----                ----
Cash flows from operating activities:
    Net earnings                                                                 $37,474            $22,813             $21,170
    Adjustments to  reconcile  net  earnings to net cash  provided by  operating activities:
       Net (earnings) losses from discontinued operations                        (3,401)                380                   0
       Depreciation and amortization                                             19,155              16,016              12,491
       Deferred income taxes                                                      6,176              (1,462)              3,201
       Transaction-related compensation charge -- Note F                              0              16,200                   0
       Other                                                                       (523)                708                (160)
       Changes in assets and liabilities net of effects from purchase of DCA:
          Accounts receivable                                                     4,271              (1,029)             (2,247)
          Inventories                                                             1,924               8,782                 124
          Prepaid pension asset                                                  (7,336)             (6,199)             (5,413)
          Accounts payable and accrued liabilities                               (7,548)              1,583               4,943
          Income taxes payable                                                   (4,088)              2,764               1,955
          Other                                                                    (392)             (1,427)               (961)
          Total adjustments                                                       8,238              36,316              13,933
             Net cash provided by continuing operations                          45,712              59,129              35,103
          Net cash provided by (used in)discontinued operations                   6,659               (485)                   0
             Net cash provided by operating activities                           52,371              58,644              35,103
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment, net                     21,591               2,973                 822
    Capital expenditures                                                        (21,330)            (22,180)            (17,210)
    Payment for purchase of DCA, net of cash acquired -- Note B                  (6,416)            (71,353)                  0
             Net cash used in investing activities                               (6,155)            (90,560)            (16,388)
Cash flows from financing activities:
    Proceeds from issuance of long-term obligations                                   0              50,000                   0
    Payments of long-term obligations                                            (5,206)             (8,707)             (2,208)
    Decrease in notes payable                                                         0                   0              (6,685)
    Dividends paid                                                               (3,421)             (3,768)             (3,446)
    Purchases of treasury stock                                                 (56,273)            (10,121)               (131)
    Stock options acquired                                                       (5,273)                  0                   0
    Other                                                                            288               (106)                146
             Net cash (used in) provided by financing activities                (69,885)             27,298             (12,324)
Effect of exchange rate changes on cash                                               95              (492)               1,295
Net (decrease) increase in cash                                                 (23,574)            (5,110)               7,686
Cash and equivalents at beginning of year                                         39,847             44,957              37,271
Cash and equivalents at end of year                                              $16,273           $ 39,847             $44,957
Supplemental cash flow information
    Cash paid during the year for:
       Interest                                                                  $ 4,685           $  2,649             $ 1,467
       Income taxes -- net                                                        17,218             10,646               7,276
Noncash investing and financing activities
       Common stock issued in connection with the purchase of DCA                 $3,059           $152,227                   0
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Summary of Significant Accounting Policies

 Principles of Consolidation: The consolidated financial statements include the accounts of CTS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition: Revenues from product sales are recognized at the time of shipment to the customer.

 Cash Equivalents: CTS considers all highly liquid investments with a maturity of three months or less from the purchase date to be cash equivalents.

 Inventories: Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method.

 Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets principally on the straight-line method. Useful lives for buildings and improvements range from 10 to 45 years, and average lives are approximately 16 years. For machinery and equipment useful lives range from three to eight years. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, any related gain or loss is credited or charged to other income and expense, respectively.

 CTS assesses the recoverability of long-lived assets including goodwill and other intangible assets whenever adverse events or changes in circumstances or business climate indicate that an impairment may have occurred. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets, including goodwill.

 Retirement Plans: CTS has various defined benefit and defined contribution retirement plans covering a majority of its employees. CTS' policy is to annually fund the defined benefit pension plans at or above the minimum required under the Employee Retirement Income Security Act of 1974.

 Research and Development: Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge which will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of prototypes. CTS expenses all research and development costs as incurred.

 Income Taxes: CTS provides deferred income taxes for transactions reported in different periods for financial reporting and income tax return purposes pursuant to the requirements of FASB Statement No. 109, "Accounting for Income Taxes."

 Translation of Foreign Currencies: The financial statements of all of CTS' non-U.S. subsidiaries, except the United Kingdom subsidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings. The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars principally at the current exchange rate at period end, with resulting translation adjustments made directly to the "Cumulative translation adjustment" component of shareholders' equity. Statements of earnings accounts are translated at the average rates during the period.

 Financial Instruments: CTS' financial instruments consist primarily of cash, cash equivalents, trade receivables and payables, and obligations under notes payable and long-term debt. In accordance with the requirements of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is providing the following fair value estimates and information regarding valuation methodologies. The carrying value for cash and cash equivalents, and trade receivables and payables approximates fair value based on the short-term maturities of these instruments. The carrying value for all long-term debt outstanding at December 31, 1998, and 1997 approximates fair value where fair value is based on market prices for the same or similar debt and maturities.

 Concentration of Credit Risk: CTS sells its products to customers primarily in the computer equipment, automotive, communications equipment, and instruments and controls industries, primarily in North America, Europe and the Pacific Rim. CTS performs ongoing credit evaluations of its customers to minimize credit risk. CTS generally does not require collateral. At December 31, 1998, and 1997, CTS had no significant concentrations of credit risk.

 Stock-Based Compensation: FASB Statement No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation at fair value. CTS has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of CTS' stock at the date of the grant over the amount that must be paid to acquire the stock. See Note F for the required pro forma net income and earnings per share disclosures required by FASB Statement No. 123.

 Earnings Per Share: Basic and diluted earnings per common share are reported in conformity with FASB Statement No.128, "Earnings per Share." All prior period earnings per share (EPS) data presented have been restated to comply with FASB Statement No. 128 and also to reflect the 3-for-1 stock split during 1997(Note J). Basic earnings per share exclude any dilution and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock that shared in the earnings of CTS. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. Refer to Note M - Earnings Per Share, for the reconciliation of the numerator and denominator of the basic and diluted EPS computations.

 Comprehensive Earnings: CTS reports comprehensive earnings in accordance with FASB Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive earnings and its components in general- purpose financial statements.

 The components of comprehensive earnings for CTS include foreign translation adjustments and net earnings. These components can be found within the Statements of Shareholders' Equity in the columns titled "Comprehensive Earnings" and "Accumulated Other Comprehensive Earnings."

 Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications: Certain reclassifications have been made for the years presented in the financial statements to conform to the classifications adopted in 1998.

NOTES TO CONSOLIDATED STATEMENTS

NOTE B - Pending Acquisition/Acquisition

 On December 22, 1998, CTS Wireless Components, Inc. signed an asset sale agreement to acquire the Component Products Division (CPD) of Motorola, Inc. CTS Wireless Components, Inc. will be wholly-owned by CTS. CPD manufactures ceramics, quartz, oscillators, lead zirconate titanate and surface acoustic wave components, primarily for the wireless communications industry.

 CTS will pay Motorola $94 million at the closing and assume approximately $51 million of Motorola obligations. In addition, CTS may be obligated to pay up to an additional $105 million over five years depending upon increased sales and profitability of CPD. CTS expects to finance a substantial portion of the purchase price through bank borrowings.

 The acquisition will be accounted for as a purchase. Accordingly, the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values at the date of the acquisition. The transaction is expected to be completed in the first quarter of 1999, subject to financing and customary closing conditions.

 On October 16, 1997, CTS acquired all of the outstanding common stock of Dynamics Corporation of America ("DCA"),including the reacquisition of CTS shares held by DCA. DCA was a diversified manufacturer of commercial and industrial products.

 The purchase price was comprised of cash of $77,769,000, utilizing cash on hand and borrowings, and issuance of 6,762,801 shares of CTS' common stock with a value of $155,286,000. The total cost of the acquisition, including actual transaction-related costs and liabilities assumed, was $250,236,000.

 The DCA acquisition was accounted for as a purchase and, accordingly, the operating results of DCA are included in CTS' consolidated financial statements since the date of acquisition.

 The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997, assumes the DCA acquisition occurred on January 1, 1997:

Pro Forma Information - Unaudited:
(In millions except per share data)
                                                  1997
                                                  ----
Net sales                                        $423.3
Net earnings                                       38.8
Diluted earnings per share                          2.43

 The unaudited pro forma consolidated results have been adjusted to exclude equity earnings in CTS, merger-related transaction costs and discontinued operations. The pro forma results are not necessarily indicative of CTS' operating results that would have occurred had the acquisition of DCA been consummated as of such date, or of results which may occur in the future.

NOTE C - Discontinued Operations

 During 1998, CTS finalized a plan to sell all of the businesses of Dynamics Corporation of America not strategic to the Company's core business segments of electronic components and electronic assemblies. These non-core businesses are recorded as discontinued operations for all periods presented in the consolidated financial statements. During 1998, CTS completed the sale of the Waring Products Division resulting in gross proceeds of approximately $21.8 million.

 CTS is currently soliciting buyers or negotiating the sale of the remaining non-strategic DCA businesses, all of which are expected to be sold by the end of 1999. CTS does not expect that the sales of the remaining businesses will result in a loss. The investment in discontinued operations included in the balance sheet at December 31, 1998, is primarily comprised of accounts receivable, inventory, fixed assets and accounts payable. Operating results for discontinued operations, including an allocation of interest expense and excluding any allocation of corporate expenses, are as follows:

(In thousands)

Discontinued Operations                    1998              1997

Net Sales                                $102,984           $24,549

Earnings before income taxes             $  5,668           $  (633)

Provision for income taxes                  2,267              (253)

Total discontinued operations,
 net of income taxes                     $  3,401           $  (380)

Note D - Short-term Borrowings

 CTS has unsecured lines of credit arrangements of $13,951,000 at December 31, 1998. These arrangements are generally subject to annual renewal and renegotiation, and may be withdrawn at the banks' option. There were minimal borrowings against these lines during 1998 and 1997.

NOTE E- Long-term Debt and Other Long-term Obligations

Long-term debt and other long-term obligations were comprised of the following:
                                                         (In thousands)
                                                  1998                    1997
                                                  ----                    ----
Long-term debt:
 Term loan at 8.4%, due in annual
    installments through 1999                 $  9,000                 $11,000
 Term loan at 6.1% (1998) and 6.4%
   (1997), due in quarterly
   installments through 2003                    47,000                  50,000
 Other                                             -                       206

                                                56,000                  61,206
  Less current maturities                       14,000                   5,206

    Total long-term debt                      $ 42,000                 $56,000



Other long-term obligations:
 DCA employee termination benefits,
  payable ratably through 2007                $  9,356                 $   -
 Untendered shares of DCA                        3,735                   6,794
 Other                                             477                     656

    Total other long-term obligations         $ 13,568                 $ 7,450


CTS has a $9,000,000 term loan with four banks payable in 1999.

CTS also has a $47,000,000 term loan with four banks which matures as follows: 1999 - $5,000,000; 2000 - $10,000,000; 2001
- $10,000,000; 2002 - $10,000,000 and 2003 - $12,000,000.

 CTS has an unsecured revolving credit agreement totaling $75,000,000 with four banks, which expires in 2003. Interest rates on these borrowings fluctuate based upon LIBOR plus 0.50 percent per annum, with adjustments based on the ratio of CTS' consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Company pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. Currently, that fee is 0.175 percent per annum. The credit agreement and term loans require, among other things, that the Company maintain a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio.

NOTE F- Stock Plans

 At December 31, 1998, CTS has four stock-based compensation plans, which are described below. CTS applies APB Opinion No. 25 and related Interpretations in accounting for its plans. With the exception of the 1997 transaction-related option grant, compensation cost is normally not recognized for its fixed stock option grants as they are granted at fair market value at the grant dates, while compensation expense has been recognized for its compensatory plans. Had compensation cost for CTS' two fixed stock-based compensation plans been determined based on the fair value based method, as defined in FASB Statement No. 123, CTS' net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


(In thousands except per share amounts)

                                     1998         1997          1996
Net earnings      As reported      $37,474      $22,813       $21,170
                  Pro forma        $37,206      $21,360       $20,936
Net earnings
per share-        As reported        $2.56        $1.43         $1.34
 diluted          Pro forma          $2.55        $1.34         $1.32

 The pro forma information presented above includes the effect of the difference between the intrinsic value compensation charge calculated under APB Opinion No. 25 and the fair value amount calculated under FASB Statement No.123.

 The effects of applying FASB Statement No. 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 1996, 1997 and 1998 due to the fixed stock option awards generally vesting 25% per year over a four-year period.

 The weighted-average fair value of each option grant (which is amortized over the option vesting period for purposes of determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1995: dividend yield of 0.85%, 0.70% and 1.63%, respectively; expected volatility of 30.49%, 19.93% and 19.93%, respectively; risk-free interest rate of 5.30%, 5.80% and 5.62%, respectively; and expected life of 4.2, 4.3 and 2.0 years, respectively.

 CTS' two fixed stock option plans, approved by the shareholders, provide for grants of incentive stock options or nonqualified stock options to officers and key employees. Under the 1986 Stock Option Plan which expired in 1995, CTS could grant options to its officers and key employees for up to 900,000 shares of common stock. Of the 900,000 shares, approximately 300,000 shares were granted.

     Under the 1996 Stock Option Plan, CTS may grant options to its officers and key employees for up to 600,000 shares of common stock. Under this Plan, options are granted at the fair market value on the grant date and are exercisable generally in cumulative annual installments over a maximum ten-year period, commencing at least one year from the date of grant. Upon the exercise of stock options, payment may be made using cash, shares of the Company's common stock or a combination thereof subject to certain restrictions as described in the plan document.

During 1997, CTS granted 1,200,000 options to certain officers and Board members. These options were fully vested and are exercisable over a ten-year period terminating May 8, 2007. Based on the value of CTS shares on the date of the merger and the option price of $20.83 per share, a $16,200,000 before tax, $10,530,000 after tax, or $0.65 a diluted share, charge to expense was recorded. During 1998, the Company acquired 450,000 of these options at a cost of $5,273,000. The actual tax benefit to be realized will depend on the amounts calculated upon exercise of the remaining options. Of the 1,200,000 options granted, 750,000 remain to be exercised at December 31, 1998.

 A summary of the status of CTS' fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates, is presented below:



                                               1998                   1997                      1996
                                          Weighted-              Weighted-                 Weighted-
                                            Average                Average                   Average
                                           Exercise               Exercise                  Exercise
                                Shares        Price    Shares        Price      Shares         Price


Outstanding at begin-
  ning of year              1,490,542        $18.96     412,575     $10.70     458,775        $10.61
Granted                       140,500         28.17   1,200,000      20.83         -             -
Exercised                    (108,625)        10.89    (115,583)      9.46     (18,900)         7.85
Acquired                     (450,000)        20.83           -         -          -             -
Expired or canceled            (3,313)        20.17      (6,450)     10.40     (27,300)        11.16
Outstanding at end
  of year                   1,069,104        $20.09   1,490,542     $18.96     412,575        $10.70

Options exercisable
  at year-end                 884,854                 1,361,692                154,275

Weighted-average fair
  value of options
  granted during the
  year                                       $8.51                  $15.19                         -


The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                    Options Outstanding                                                 Options Exercisable
                                           Weighted-
                                             Average        Weighted-                               Weighted-
Range of                  Number           Remaining          Average                Number           Average
Exercise             Outstanding         Contractual         Exercise           Exercisable          Exercise
  Prices             at 12/31/98         Life (Years)           Price           at 12/31/98             Price

 $ 8.250                  47,854              0.50            $ 8.25                 47,854          $ 8.25
$10.420 -
 12.458                  132,750              1.91             12.34                 87,000           12.31
$20.833 -
 23.625                  755,000              8.40             20.85                750,000           20.83
$28.000 -
 33.000                  133,500              4.56             28.34                   -                -


Under the 1986 Stock Option Plan, options to purchase a total of 55,354 shares were outstanding as of December 31, 1998. At December 31, 1998, 54,154 of these shares were exercisable.


 Under the 1996 Stock Option Plan, options to purchase a total of 263,750 shares were outstanding as of December 31, 1998. At December 31, 1998, 80,700 of these shares were exercisable.

 CTS has a discretionary Restricted Stock and Cash Bonus Plan (Plan) which reserves 1,200,000 shares of the Company's common stock for sale, at market price or below, or award to key employees. Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS. In general, restrictions lapse at the rate of 20% per year beginning one year from the award or sale. In addition, the Plan provides for a cash bonus to the participant equal to the fair market value of the shares on the dates restrictions lapse, in the case of an award, or the excess of the fair market value over the original purchase price if the shares were purchased. The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award or sale.

 Under the Plan, during 1998, no shares were awarded, leaving 1,010,700 shares available for award or sale at December 31, 1998. Under the Plan, in 1997 and 1996, 21,000 and 4,500 shares were awarded, respectively. In addition to the shares issued and the amortization of deferred compensation included in the Consolidated Statements of Shareholders' Equity, CTS accrued $371,000, $427,000 and $408,000 for additional compensation payable under the provisions of the Plan in 1998, 1997 and 1996, respectively.

 CTS has a Stock Retirement Plan for Nonemployee Directors. This retirement plan provides for a portion of the total compensation payable to Nonemployee Directors to be deferred and paid in CTS stock. Under this plan, the amount of the actual dollar compensation was $54,300, $205,100 and $17,100 in 1998, 1997 and 1996, respectively.

NOTE G - Employee Retirement Plans

Defined benefit plans

 CTS has a number of noncontributory defined benefit pension plans (Plans) covering approximately 39% of its employees. Plans covering salaried employees provide pension benefits that are based on the employees' compensation prior to retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service.

 CTS provides other postretirement benefits consisting of life insurance programs for retired employees. A majority of the Company's domestic employees are eligible for life insurance benefits. The Company funds life insurance benefits through term life insurance policies. The Company plans to continue funding premiums on a pay-as-you-go basis.

 The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the plans and other postretirement benefits.

(In thousands)
                                                                Other
                                                                Postretirement
                                     Pension Benefits           Benefits
                                     ----------------           --------
Change in Benefit Obligation:         1998        1997       1998       1997
 Benefit obligation at
  January 1                       $106,962     $78,046     $4,735     $4,570
 Service cost                        3,482       2,846         35         32
 Interest cost                       7,830       6,196        296        298
 Acquisitions/divestitures               -      22,652         -          -
 Plan amendments                     2,658           -         10         -
 Actuarial (gain) loss               9,350       2,424       (244)       163
 Benefits paid                      (6,230)     (5,202)      (326)      (328)
Benefit obligation at
  December 31                     $124,052    $106,962     $4,506     $4,735

Change in Plan assets:
 Assets at fair value at
  January 1                       $218,294    $151,841     $    -     $    -
 Actual return on assets            33,714      43,970          -          -
 Acquisitions/divestitures               -      28,039          -          -
 Company contributions                 311         216        326        328
 Benefits paid                      (6,230)     (5,202)      (326)      (328)
 Administrative and other
  expenses                            (209)       (570)         -          -

Assets at fair value at
  December 31                     $245,880    $218,294     $    -     $    -

Reconciliation of prepaid (accrued) cost:
 Funded status of the Plan        $121,828    $111,332    ($4,506)    ($4,735)
 Unrecognized net (gain) loss      (49,983)    (42,776)       (66)        175
 Unrecognized prior service cost     2,808         323         10          -
 Unrecognized transition asset      (5,579)     (7,141)         -          -
Prepaid (accrued) cost            $ 69,074    $ 61,738    ($4,450)   ($4,560)

 Net pension income for the Plans in 1998, 1997 and 1996 includes the following components:



(In thousands)                                                                   Other
                                                                             Postretirement
                                              Pension Benefits                  Benefits
                                              ----------------                  --------
                                      1998          1997        1996      1998     1997      1996

Service cost--benefits earned
  during the year                   $3,482       $ 2,846     $ 2,787      $ 35     $ 32     $ 34
Interest cost on projected
  benefit obligation                 7,830         6,196       5,430       296      298      295
Expected return on plan assets     (29,737)      (43,970)    (20,982)        -        -        -
Net amortization and deferral       11,089        28,729       7,352        (2)     (12)       -

Net(income)expense                 $(7,336)      ($6,199)    $(5,413)     $329     $318     $329

Assumptions for 1998:
 Discount rate as of December 31     6.75%         7.50%       7.75%     6.75%      7.50%  7.75%
 Expected return on Plan assets      9.75%         9.75%       9.75%     9.75%      9.75%  9.75%
 Rate of compensation increase       4%-7%         5%-7%       5%-7%       -          -      -



 Net pension income is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year. Effective with the December 31, 1998, measurement date, the discount rate was decreased to 6.75% to reflect current market conditions. This change had no impact on 1998 pension income, but will decrease 1999 pension income by approximately $800,000.

 The majority of U.S. defined benefit pension plan assets are invested in common stock, including approximately $26,000,000 and $23,300,000 in CTS common stock at December 31, 1998, and 1997, respectively. The balance is invested in corporate bonds, U.S. government backed mortgage securities and bonds, asset backed securities, a private equity fund, non-U.S. corporate bonds and convertible issues.

Defined contribution plans

 CTS sponsors a 401(k) Plan, as well as several other defined contribution plans, which cover some of its non-U.S. employees and its domestic hourly employees not covered by a defined benefit pension plan. Contributions and costs are generally determined as a percentage of the covered employee's annual salary. Amounts expensed for the 401(k) Plan and the other plans totaled $2,457,000 in 1998, $2,351,000 in 1997 and $2,382,000 in 1996.

Multi-Employer Plan

 CTS also contributes to a multi-employer plan for the Anemostat Products divisions included in discontinued operations which provides defined retirement benefits, as required by collective bargaining agreements. Information concerning the Company's share of related estimated plan benefit obligations and assets is not available for the multi-employer plan. Employer contributions to the Plan were $506,000 in 1998 and $130,000 in 1997.

NOTE H - Income Taxes

Earnings before income taxes consists of the following:



(In thousands)
                                        1998            1997          1996
                                        ----            ----          ----

Domestic                             $26,789         $ 3,656       $16,381
Non-U.S.                              22,652          32,074        17,221

   Total                             $49,441         $35,730       $33,602


Significant components of income taxes are as follows:

(In thousands)
                                        1998            1997          1996
                                        ----            ----          ----
Current:

   Federal                            $1,041          $2,308        $3,105
   State                                 928           1,130         1,012
   Non-U.S.                            7,654           9,928         5,114
                                       -----           -----         -----

   Total current                       9,623          13,366         9,231

Deferred:
   Federal                             5,737            (540)        2,761
   State                                 902            (462)          313
   Non-U.S.                             (894)            173           127
                                        ----             ---           ---

 Total deferred                        5,745            (829)        3,201
                                       -----            ----         -----

   Total provision for income taxes  $15,368         $12,537       $12,432
                                      ======         =======       =======


 Significant components of CTS' deferred tax liabilities and assets at December 31, 1998, and 1997 are:

(In thousands)
                                              1998                  1997
                                              ----                  ----

Pensions                                    $24,180              $21,685
Depreciation                                  2,725                1,135
Basis difference-acquired assets              5,025                  976
Other                                         2,037                2,592

Gross deferred tax liabilities               33,967               26,388

Postretirement benefits                       1,601                1,618
Inventory reserves                            5,194                4,586
Loss carryforwards                               12                2,731
Credit carryforwards                            192                1,658
Nondeductible accruals                       11,388                6,650
Non-recurring compensation charge             3,543                4,664
Other                                         2,440                  882

Gross deferred tax assets                    24,370               22,789

Net deferred tax liabilities                 (9,597)              (3,599)
Deferred tax asset valuation allowance       (1,175)              (2,731)

   Total                                   $(10,772)             $(6,330)
                                           ========              =======



 During 1998, the valuation allowance was increased as a result of expenses incurred in certain jurisdictions where future utilization of such benefits could not be assured and decreased as a result of the utilization of net operating loss carryforwards in certain taxing jurisdictions.



 A reconciliation from the statutory federal income tax to the Company's effective income tax follows:

(In thousands)
                                                  1998            1997            1996
                                                  ----            ----            ----


Taxes at the U.S. statutory rate               $17,304        $ 12,506         $11,761
State income taxes, net of federal
   income tax benefit                            1,191             433             861
Non-U.S. income taxed at rates
   different than the U.S. statutory rate           98            (154)           (728)
Utilization of net operating loss
   carryforwards and benefit of
   scheduled tax credits                        (2,781)         (1,552)           (279)
Foreign distributions, net of foreign
   tax credits                                     254             156             297
Non-recurring compensation expense                (724)          1,006               -
Other                                               26             142             520

      Provision for income taxes               $15,368         $12,537         $12,432
                                               =======         =======         =======


 Undistributed earnings of certain non-U.S. subsidiaries amount to $56,042,000 at December 31, 1998. Prior year earnings are intended to be invested indefinitely and, accordingly, no provision has been made for non-U.S.
 withholding taxes. In the event all undistributed earnings were remitted, approximately $6,544,000 of withholding tax would be imposed, which would be substantially offset by foreign tax credits.



NOTE I - Business Segments

 FASB Statement No. 131, "Disclosures About Segments for Enterprise and Related Information," requires companies to provide certain information about their operating segments. The information for 1997 and 1996 has been restated from prior year's presentation in order to conform to the 1998 presentation.

CTS' reportable segments are based upon the nature of products within the Company. The products comprising the reportable segments are managed separately and have differing technology and marketing strategies.

 CTS has two reportable segments: Electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of automotive sensors used in commercial or consumer vehicles, frequency control devices such as crystals and clocks, loudspeakers, resistor networks, switches and variable resistors. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assembly represents a completed, higher-level functional product to be used in customer end products or assemblies. These products consist principally of flex cable assemblies used in the disk drive market, hybrid microcircuits used in the healthcare market, cursor controls for computers and interconnect products such as backpanel and connector assemblies used in the telecommunications industry.

 The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

 Summarized financial information concerning CTS' reportable segments is shown in the following table:

(In thousands)

                                Electronic       Electronic
                                Components       Assemblies           Total
                                ----------       ----------           -----
1998
----
Net sales to external
 customers                        $247,719         $122,722        $370,441
Operating earnings                  41,955            7,653          49,608
Total assets                       199,068           58,998         258,066
Depreciation and
 amortization                       15,271            3,884          19,155
Capital expenditures              $ 16,032         $  5,298        $ 21,330

1997
----
Net sales to external
 customers                        $237,926         $152,676        $390,602
Operating earnings                  34,253           14,920          49,173
Total assets                       230,759           50,320         281,079
Depreciation and
 amortization                        9,823            6,193          16,016
Capital expenditures              $ 15,728         $  6,452        $ 22,180

1996
----
Net sales to external
 customers                        $215,596         $105,701         $321,297
Operating earnings                  27,583            5,837           33,420
Total assets                       183,748           65,624          249,372
Depreciation and amortization        8,822            3,669           12,491
Capital expenditures              $ 12,139         $  5,071         $ 17,210

 Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:



(In thousands)

Operating Earnings
------------------
                                                      1998               1997                1996
                                                      ----               ----                ----
Total operating earnings for
 reportable segments                               $49,608            $49,173             $33,420
Transaction-related compensation charge                  -            (16,200)                  -
Interest expense                                    (2,194)            (2,478)             (1,449)
Interest income                                      1,141              2,397               1,881
Other income (expense)                                 886              2,838                (250)
Earnings before income taxes                       $49,441            $35,730             $33,602


Assets

Total assets for reportable segments              $258,066           $281,079            $249,372
Investment in discontinued operations               35,123             37,117                   -
Total Assets                                      $293,189           $318,196            $249,372


Financial information relating to CTS' operations by geographic area was as follows:

Net Sales                                            1998               1997                1996
---------                                            ----               ----                ----

United States (U.S.)                             $221,395           $224,779            $193,474
United Kingdom                                     92,784            108,145              76,204
Other non-U.S.                                     56,262             57,678              51,619
Consolidated                                     $370,441           $390,602            $321,297

Sales are attributed to countries based upon the origin of the sale.

Assets

United States                                    $210,778           $229,157            $167,626
United Kingdom                                     35,683             36,095              36,003
Other non-U.S.                                     46,728             52,944              45,743
Consolidated                                     $293,189           $318,196            $249,372




 During 1998, revenues from one customer of CTS' electronic components business segment represents approximately $43,251. Revenues from two customers of CTS' electronic assemblies business segment during 1998 represents $44,896 and $25,917, respectively.

NOTE J - Capital Stock

 In 1997, CTS shareholders approved an amendment to the Company's articles of incorporation which increased authorized capitalization from 8,000,000 to 75,000,000 common shares and authorized 25,000,000 preferred shares. The Corporation also declared a 3-for-1 stock split in the form of a 2-for-1 stock dividend to CTS shareholders of record on October 24, 1997. Under the split, CTS common shareholders received a stock dividend of two CTS shares for each CTS share held. All shares outstanding and per share amounts have been restated to reflect the stock split.

 CTS adopted a Shareholder Rights Plan (the "Plan") on August 28, 1998. The Plan was implemented by declaring a dividend, distributable to shareholders of record on September 10, 1998, of one common share purchase right ( a "Right") for each outstanding share of common stock held at the close of business on that date. Each Right under the Plan will initially entitle registered holders of common stock to purchase one one-hundredth of a share of CTS' new Series A Junior Participating Preferred Stock ("Series A Preferred Stock") for a purchase price of $125 per, subject to adjustment. The Rights will be exercisable only if a person or group (1) acquires 15% or more of the common stock or (2) announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. The Rights are redeemable for $0.01 per Right (subject to adjustment) at the option of the Board of Directors. Until a Right is exercised, the holder of the Right, as such, has no rights as a shareholder of CTS. The Rights will expire on August 27, 2008, unless redeemed by CTS prior to that date.

NOTE K - Treasury Stock

 Common stock held in treasury at December 31, 1998, totaled 10,562,449 shares with a value of $275,471,000 compared to 8,873,056 shares with a value of $218,983,000 at December 31, 1997. The increase results primarily from the purchase of 1,767,514 shares of CTS common stock with a value of approximately $56,273,000 during 1998. During 1997, the Company purchased 6,909,300 shares of CTS common stock previously owned by DCA for $196,728,000 in connection with the merger.

 On October 16, 1997, CTS announced its intention to reinstitute its common stock repurchase plan whereby it may, from time to time, depending on market conditions and other factors, purchase its shares of common stock in open market or privately negotiated transactions. The remaining shares authorized for repurchase under the Board of Directors' authorization dated October 30, 1987, and amended on June 25, 1998, is approximately 320,000 shares. There can be no assurance as to the number of shares CTS may repurchase or the timing of such purchases.

NOTE L - Contingencies

 Certain processes in the manufacture of CTS' current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. The Company has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party (PRP) regarding hazardous waste remediation at several non-CTS sites. The factual circumstances of each site are different; CTS has determined that its role as a PRP with respect to these sites, even in the aggregate, will not have a material adverse effect on CTS' business or financial condition, based on the following: 1) CTS' status as a de minimis party; 2) the large number of other PRPs identified; 3) the identification and participation of many larger PRPs who are financially viable; 4) defenses concerning the nature and limited quantities of materials sent by CTS to certain of the sites; and/or 5) CTS' experience to-date in relation to the determination of its allocable share. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. Accrued environmental costs as of December 31, 1998, totaled $7,100,000, compared with $5,900,000 at December 31, 1997. In the opinion of management, based upon presently available information, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position or results of operations of CTS.

 Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business. In the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect CTS' consolidated financial position or results of operations.

NOTE M - Earnings Per Share

 FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for 1998, 1997 and 1996. The other dilutive securities of approximately 168,000 and 74,000 for the years ended December 31, 1998, and 1997, respectively, consisted primarily of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.

(In thousands  except
per share amounts)
                              Earnings          Shares         Per Share
                            (Numerator)   (Denominator)           Amount



1998:
Basic EPS                     $37,474           14,014            $2.67

Effect of Dilutive
 Securities:
   Stock Options                                   432
   Other                                           168

Diluted EPS                   $37,474           14,614            $2.56
                              =======           ======            =====


1997:
Basic EPS                     $22,813           15,624            $1.46

Effect of Dilutive
 Securities:
   Stock Options                                   278
   Other                                            74

Diluted EPS                   $22,813           15,976            $1.43
                              =======           ======            =====


1996:
Basic EPS                     $21,170           15,668            $1.35

Effect of Dilutive
 Securities:
   Stock Options                                    92
   Other                                             6

Diluted EPS                   $21,170           15,766            $1.34
                              =======           ======            =====

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS (1996 - 1998)

LIQUIDITY AND CAPITAL RESOURCES

 The table below highlights significant comparisons and ratios related to liquidity and capital resources of CTS for each of the last three years.

                                                      (In thousands of dollars)
                                      December 31    December 31    December 31
                                             1998           1997           1996
 Net cash provided by
 (used in) continuing operations:
        Operating activities            $ 45,712       $ 59,129       $ 35,103
        Investing activities              (6,155)       (90,560)       (16,388)
        Financing activities             (69,885)        27,298        (12,324)

Cash and equivalents                     $ 16,273       $ 39,847       $ 44,957
Accounts receivable, net                   47,043         51,314         43,984
Inventories, net                           33,322         34,683         38,761
Current assets                            118,583        146,747        138,201
Accounts payable                           17,412         22,593         17,146
Accrued liabilities                        50,965         53,192         31,818
Current liabilities                        82,377         80,991         51,391
Working capital                            36,206         65,756         86,810
Current ratio                                1.44           1.81           2.69
Interest-bearing debt                    $ 56,000       $ 61,206       $ 13,428
Shareholders' equity                      123,839        147,496        166,232
Interest-bearing debt
 as a percent of
 shareholders' equity                         45%            41%             8%
Interest-bearing debt
 as a percent of
 capitalization                               31%            29%             7%

 The 1998 positive cash flow provided by operating activities from continuing operations of $45.7 million was lower than the 1997 amount by $13.4 million or 23%. The lower positive cash flow impact from operating activities in 1998 is primarily caused by reductions in accounts payable and accrued liabilities. Offsetting these liability reductions were reductions in receivables and inventories.

 The 1997 positive cash flow from operating activities of $59.1 million, an improvement of $24.0 million, or 68% over 1996, was primarily a result of the substantial reduction in inventories, and the higher operating earnings after excluding the effect of the noncash transaction-related compensation charge of $16.2 million in 1997.

 During 1996, $35.1 million of positive cash flow was generated from operating activities. This amount, which exceeded 1995 by 31%, or $8.2 million, was primarily a result of the higher level of earnings and improved management of working capital, particularly accounts receivable.

 During 1998, cash expenditures for investing activities totaled $6.2 million and were comprised of $21.6 million of proceeds from the sale of property and equipment, primarily associated with the sale of the Waring Products Division assets, one of the businesses acquired within the DCA merger, offset by the capital expenditures of $21.3 million. Approximately one third of this capital expenditure amount was for selected capacity increases, particularly in the molding operations within the automotive product lines (electronic components). Production equipment for newer products was also added in our resistor product lines (primarily electronic components).

 Cash expenditures for investing activities totaled $90.6 million in 1997, primarily as a result of the purchase of the DCA operating assets. The Company completed the acquisition of DCA, including the reacquisition of 6.9 million shares of CTS common stock owned by DCA, in October 1997. The total purchase price of approximately $250 million included total cash expended in connection with the merger of $78 million. In addition, CTS issued $155 million of common stock in exchange for all of the outstanding common stock of DCA. Of the total cash consideration, $50 million was obtained from an unsecured six-year amortizing term loan.

 Investment activities during the last three years included capital expenditures, which totaled $21.3 million in 1998, discussed above, $22.2 million in 1997 and $17.2 million in 1996. During 1997, major capital additions included capacity expansions in certain key product lines and expenditures for new product production equipment. The major capital expenditures  in 1996 were for new products  and product  line  enhancements.
 Also during 1996, capacity increases were required in our automotive sensors(electronic components) and European interconnect (electronic assemblies) product lines. CTS expects to maintain its capital expenditures at approximately the $20 million level in 1999, excluding any impact from the Motorola Components Product Division (CPD), as discussed in Note B -- Pending Acquisition/Acquisition. These capital expenditures will be primarily for new products and cost reduction programs, as well as selected manufacturing equipment capacity expansion, particularly in our interconnect (electronic assemblies), automotive and resistor product lines (primarily electronic components).

 Cash used for financing activities during 1998 amounted to $69.9 million and was primarily for the repurchase of a portion of the Company's outstanding stock. During the year, 1.8 million shares were repurchased at a total cost of $56.3 million. Also included in the 1998 financing activities was the $5.2 million of long-term debt and the acquisition of certain stock options of $5.3 million.

 Financing activities during 1997 generated $27.3 million and related primarily to the Company's $50.0 million term loan in connection with the acquisition of DCA, partially reduced by purchases of treasury stock of $10.1 million and payments of long-term obligations of $8.7 million. During 1996, total cash used for financing activities amounted to $12.3 million and resulted primarily from the repayment of debt.

 A noncash component of operating earnings during the 1996 to 1998 period was pension income of $7.3 million, $6.2 million and $5.4 million in 1998, 1997 and 1996, respectively. The annual pension income has increased primarily as a result of the increase in the value of pension assets, resulting from favorable market returns. As a result of the Company's overfunded pension position, no cash contributions are expected to be required in the foreseeable future.

 During 1997, a $125 million Credit Agreement was finalized consisting of an unsecured six-year amortizing term loan of $50.0 million and an unsecured six-year revolving credit facility of $75.0 million. On June 16, 1997, the Company borrowed $50.0 million under the term loan portion of the Credit Agreement which was used to finance the purchase of 1.2 million DCA shares. As of December 31, 1998, $47.0 million remains outstanding on this loan.

 Dividends paid were $3.4 million in 1998, $3.8 million in 1997 and $3.4 million in 1996. During 1996, as a result of continuing improved earnings performance and positive cash flow, the Company increased its quarterly dividend to $0.06 per share (on a post-split basis), effective with the August payment.

 At the end of each of the last three years, cash of various non- U.S. subsidiaries was invested in U.S.-denominated cash equivalents. Such cash is generally available to the parent Company. No provision for U.S. income taxes or withholding taxes on the undistributed earnings at December 31, 1998, has been made because prior year earnings are indefinitely reinvested in the subsidiaries. If all non-U.S. earnings were repatriated, approximately $6.5 million of withholding taxes would accrue and would substantially be offset by foreign tax credits.

 Under the Company's common stock repurchase plan, CTS repurchased shares with a cost of $56.3 million during 1998. Refer to Note K - -Treasury Stock, for a description of the Company's repurchase plan.

 Except as discussed in the following paragraph, the Company's credit vehicles, together with cash from operations, should adequately fund the Company's normal future cash needs.

 As described in Note B -- Pending Acquisition/Acquisition, on December 22, 1998, CTS agreed to pay Motorola $94 million at the closing and assume approximately $51 million of Motorola obligations. In addition, CTS could be obligated to pay up to an additional $105 million over five years depending upon increased sales and profitability of CPD. CTS expects to finance a substantial portion of the purchase price, and related working capital, through borrowings under a new $225 million bank unsecured credit facility, which would replace the existing borrowing facility of $125 million. Interest on these borrowings is expected to be at an initial floating rate of LIBOR plus one percent, and the facility would have a term of six years. The new debt agreement will require principal amortization and have financial covenants consistent with the existing borrowing facility.

RESULTS OF OPERATIONS

Business Segment Data Table                            (In thousands of dollars)
---------------------------

                      Electronic Components            Electronic Assemblies
                      ---------------------            ---------------------

1998
----
Sales                              $247,719                         $122,722
Operating earnings                   41,955                            7,653
Operating earnings %
of sales                              16.9%                             6.2%

1997
----
Sales                              $237,926                         $152,676
Operating earnings                   34,253                           14,920
Operating earnings %
of sales                              14.4%                             9.8%

1996
----
Sales                              $215,596                         $105,701
Operating earnings                   27,583                            5,837
Operating earnings %
of sales                              12.8%                             5.5%


Overview
--------

 In terms of CTS' business segments, as shown in the table above, the 1998 operating earnings from electronic components at $42.0 million comprised the largest portion of the total earnings, primarily due to the higher volume and generally higher margins of the products within this segment. For this business segment, sales increased by $9.8 million, or 4% over 1997, and the associated operating earnings increase was $7.7 million, or an improvement as a percent of sales of 2.5% points. The improvement in both sales and earnings are primarily within the frequency product lines with the full-year impact of the former DCA product lines and the efficiencies realized in both our frequency and electrocomponents operations. The decline in the electronic assemblies segment was a result of the decrease in disk drive product sales of $19.5 million, and the 1997 sale of the North American Interconnect product line, impacting 1998 by $11.3 million.

 The 1997 sales of electronic components increased by $22.3 million, or 10% over 1996, generally across all product lines. The improved 1997 operating earnings in the amount of $6.7 million, or 24% over 1996, was driven by the overall volume increase, and was also a result of the operating improvements and expense control throughout the major products within this segment.

 Also during 1997, significant improvement was realized in our electronic assemblies segment as sales increased by $47.0 million, primarily owing to the substantially higher sales to the disk drive and telecommunications markets. The higher 1997 operating earnings in the electronic assemblies segment was a direct result of the 44% volume increase and further generated by operating efficiencies and facilities utilization.

Most Recent Three Fiscal Years Discussion
-----------------------------------------

 The following table highlights significant information with regard to the Company's overall results of operations during the past three fiscal years.

(In thousands of dollars)
                                 December 31  December 31  December 31
                                        1998         1997         1996
                                        ----         ----         ----
Net sales                           $370,441     $390,602     $321,297
Gross earnings                       114,597      110,517       87,496
Gross earnings as a percent
  of sales                             30.9%        28.3%        27.2%
Operating earnings - before
  transaction-related
  compensation charge                $49,608     $ 49,173     $ 33,420
Operating earnings - after
  transaction-related
 compensation charge                  49,608       32,973       33,420
Earnings before income taxes          49,441       35,730       33,602
Earnings from continuing
  operations                          34,073       23,193       21,170
Net earnings (loss) from
 discontinued operations               3,401         (380)
Net earnings                         $37,474      $22,813      $21,170


 Net sales for 1998 are below the 1997 level by $20.2 million, primarily due to a decrease in electronic assembly products including disk drive product sales by $19.5 million, and the sale of the North American Interconnect product line and facilities, impacting 1998 by $11.3 million. Partially offsetting these decreases in revenue was the full-year impact of the former DCA frequency control product lines of $11.9 million.

 Within the business segments, as presented in Note I -- Business Segments, and as presented in the Business Segment Data Table, electronic components increased by $9.8 million or 4% over 1997, primarily as a result of the full-year impact of the former DCA frequency control products of $11.9 million. Sales of the electronic assemblies declined by $30.0 million in 1998 as a result of the decreased disk drive product sales by $19.5 million, and the 1997 sale of our North American Interconnect product line, impacting 1998 sales by $11.3 million.

 Net sales for 1997 increased by $69.3 million or 22% over 1996. This 1997 growth to record levels was primarily in our automotive components and computer equipment assemblies sold domestically and in Europe.

 The sales for electronic components increased during 1997 by $22.3 million, or 10% over the 1996 level, primarily within our automotive sensors product line by $13.5 million, our resistor network product line by $5.1 million and our frequency control devices line by $4.6 million. Sales of the electronic assemblies improved substantially in 1997, increasing by $47.0 million, or 44%, primarily in our flex cable assembly products by $24.6 million, and in our European sourced interconnect products by $23.9 million.

 Net sales for 1996 increased by $21.1 million, or 7% over 1995, principally due to the increased demand in the domestic and European automotive components, and the computer and communications equipment assemblies markets.

 As a percent of total annual sales, during the three-year period of 1996-1998, sales to the automotive market of electronic component products decreased slightly from 34% to 32% while our sales into the computer equipment market of electronic components and assemblies increased substantially from 21% to 32% as a percent of total sales. The primary reason for the computer equipment market increase is related to the high growth rate of the flex cable assembly product, particularly in 1997. The sales of this particular product declined significantly during 1998 however, as discussed previously. Within the electronic components segment, significant growth has also been realized in the communications equipment market, from 17% in 1996 to 25% in 1998, particularly in our frequency control product line, with the full-year impact in 1998 of the former DCA operating unit.

 CTS' 15 largest customers represented approximately 66% of net sales in 1998, 67% of net sales in 1997, and 62% of net sales in 1996. Sales to General Motors Corporation comprised 11.7% of net sales in 1998 as compared to 12.8% in 1997 and 15.3% in 1996. Sales to Compaq Computer Corporation and Seagate Technology, Inc., respectively, comprised 11.7% and 7.5% of net sales in 1998, compared to 12.2% and 11.1% in 1997, and 7.7% and 3.5% in 1996.

 Because most of CTS' revenues are derived from the sale of custom products, the relative contribution to revenues of changes in unit volume cannot be meaningfully determined. CTS' products are usually priced with reference to expected or required profit margins, customer expectations and market competition. Pricing for most of CTS'
 electronic component and assembly products frequently decreases over time and also fluctuates in accordance with total industry utilization of manufacturing capacity.

 In 1998, 1997 and 1996, improvements in gross earnings were realized over each of the preceding years in absolute terms and as a percent of sales, principally due to favorable product sales mix resulting from focusing on our most profitable product lines, effective facilities utilization and production efficiencies, the higher absorption of fixed manufacturing overhead expenses and overall expense control.

 Selling, general and administrative expenses as a percent of sales have remained relatively constant over the last three years, ranging from 12.4% to 13.9%. In 1998, as in previous years, CTS continued to control these expenses while filling key management positions required for the growth and development programs of 1999 and beyond.

 The 1998 research and development expenses increased slightly as the new product development programs continued, particularly for our automotive products included in the electronic components segment.

 During 1997, research and development expenses increased by $2.4 million, or 22% over 1996, though remaining relatively constant as a percent of sales, as CTS continued to invest in programs for new products and product improvements. A substantial portion of the research and development efforts were devoted to additional products and product enhancements within our automotive, resistor network and frequency control products included in our electronic components business segment.

 During 1996, research and development expenses increased by $2.7 million, or 34% over 1995, as CTS continued investment efforts in new product development and product improvements, particularly for the automotive, frequency control and hybrid microcircuit products covering both of our business segments.

 The 1998 operating earnings were slightly better than the comparable amount in 1997, excluding the 1997 transaction-related compensation charge of $16.2 million. In spite of the lower comparable revenue of over $20 million for continuing operations, 1998 earnings increased as a result of the focus on the more profitable product lines, production and facilities efficiencies and overall expense control.

 Excluding the nonrecurring compensation charge of $16.2 million related to the DCA acquisition, 1997 operating earnings increased by $15.8 million, or 47% over 1996. Contributing to this substantial earnings increase was the overall volume increase, operating improvements and continued expense control.

 During 1996, the primary reasons for the substantial operating earnings improvement include the higher overall sales and related productivity in our automotive and resistor products within the electronic components segment, and the interconnect products within the electronic assemblies segment. Also contributing to our 1996 improvement was the reduction of losses from our frequency control products within the electronic components segment. These improvements substantially offset losses from our defense and aerospace products within our electronic assemblies segment, caused primarily by the declining market conditions.

 The 1998 effective tax rate of 31% decreased from 35% in 1997. This decrease was primarily due to the utilization of the net operating loss carryforwards in non-U.S. jurisdictions. The remeasurement of the tax benefit related to a one-time compensation charge incurred in 1997 based upon the increase in the CTS stock price also contributed to the lower 1998 tax rates as did the increased earnings in the lower tax rate jurisdictions in which CTS operates.

 The 1997 effective tax rate of 35% was lower than the 1996 tax rate of 37%, principally due to the utilization of net operating loss carryforwards in non-U.S. jurisdictions.

Environmental
-------------

 In terms of environmental issues, CTS has been notified by the U.S. Environmental Protection Agency, as well as state agencies and generator groups, that it is or may be a Potentially Responsible Party regarding hazardous waste remediation at non-CTS sites. Additionally, CTS provides reserves for probable remediation activities at certain of its manufacturing locations. These issues are discussed in Note L -- Contingencies.



                 YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

 CTS is addressing the issues associated with the programming code in existing computer systems and other equipment which may be affected by the rollover of the two-digit year value to 00 in the year 2000. Systems that do not properly recognize such dates could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for CTS from unforeseen problems in its own systems and from worldwide third parties with whom CTS transacts business. CTS believes that its products are not "time and date" sensitive.

 CTS has formed a Company-wide Year 2000 Readiness Project to identify and resolve Year 2000 issues. This program includes the inventory of financial, manufacturing, design and other internal systems, hardware, equipment and embedded chips in industrial control instruments, and the assessment, remediation and testing of the systems. All systems were inventoried, reviewed and assessed in 1998, and the majority of systems which were not Year 2000 ready were remedied or replaced and tested in 1998. The project is approximately 85% completed and the remaining remediation of systems is expected to be completed by the end of the second quarter of 1999. Acceptance testing and certification of these systems are projected for completion by the third quarter of 1999. A task force, comprised of members from operating units and executive management, meets regularly and tracks the progress of the program, prioritizes all the potential risks and develops plans to eliminate or reduce risks.

 CTS also faces risk to the extent that suppliers of products, services and systems purchased by CTS and others with whom CTS transacts business on a worldwide basis do not comply with Year 2000 requirements. As part of the program, Year 2000 Readiness Surveys have been sent to significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations. CTS is currently in the process of evaluating responses and sending follow-up requests to the estimated 20% that have not responded. While Management believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company cannot fully evaluate the extent of potential problems and the costs associated with corrective actions. A contingency plan is being evaluated and reviewed, and will not be formally established until the third quarter of 1999 when the evaluation of suppliers and the remaining remediation of systems and testing is completed. CTS is unable to determine what effect the failure of systems due to Year 2000 issues by CTS or its suppliers or customers may have, but any significant failures could have an adverse material effect on CTS' results of operations and financial condition.

 The cost to complete the program is estimated at $2 million for the costs of outside consultants, software and hardware applications. There has been $1 million spent to date as of December 31, 1998 with the remainder projected to be spent in 1999. CTS has not tracked the internal costs incurred for all of the hours spent on the project.

                             EXHIBIT (10) (f)


                           ASSET SALE AGREEMENT


                              by and among


                             MOTOROLA, INC.,



                             CTS CORPORATION



                                   and



                       CTS WIRELESS COMPONENTS, INC.,



                          DATED DECEMBER 22, 1998













NY:  750767v16

                               TABLE OF CONTENTS
                                   (cont'd)

                               TABLE OF CONTENTS



1.       Certain Definitions......................................................................................1
2.       Purchase and Sale of Assets..............................................................................2
         2.1.     Purchased Assets................................................................................2
         2.2.     Excluded Assets.................................................................................4
         2.3.     Intellectual Property...........................................................................5
3.       Assumption of Liabilities; Excluded Liabilities..........................................................5
         3.1.     Assumption of Liabilities.......................................................................5
         3.2.     Excluded Liabilities............................................................................6
         3.3.     Bulk Transfer...................................................................................8
         3.4.     Motorola Customer Purchase Orders...............................................................8
4.       Purchase Price...........................................................................................8
         4.1.     Purchase Price..................................................................................8
         4.2.     Purchase Price Allocation.......................................................................8
         4.3.     Sales Tax, Etc..................................................................................9
         4.4.     Interest........................................................................................9
         4.5.     Rent Proration..................................................................................9
5.       Representations and Warranties of Seller.................................................................9
         5.1.     Organization, Qualification, Subsidiaries and Address...........................................9
         5.2.     Due Execution..................................................................................10
         5.3.     Effect of Agreement............................................................................10
         5.4.     Taxes..........................................................................................11
         5.5.     Litigation.....................................................................................11
         5.6.     Title to and Condition of Tangible Purchased Assets............................................11
         5.7.     Compliance with Laws...........................................................................12
         5.8.     Contracts and Commitments......................................................................12
         5.9.     Employees; Employee Plans......................................................................14
         5.10.    Environmental Matters..........................................................................15
         5.11.    Permits........................................................................................15
         5.12.    Sufficiency of Assets..........................................................................16
         5.13.    Financial Statements...........................................................................16
         5.14.    Conduct of the Business Since the Balance Sheet Date...........................................17
         5.15.    No Undisclosed Liabilities.....................................................................17
         5.16.    Insurance......................................................................................17
         5.17.    Real Property..................................................................................17
         5.18.    Affiliate Agreements and Liabilities...........................................................18
         5.19.    Certain Limitations on Representations and Warranties..........................................18
         5.20.    Products Liability.............................................................................18
         5.21.    Warranty Acknowledgment........................................................................19
         5.22.    WARN Act.......................................................................................19
6.       Representations and Warranties of Buyer.................................................................19
         6.1.     Organization...................................................................................19
         6.2.     Due Execution..................................................................................19
         6.3.     Effect of Agreement............................................................................19
         6.4.     Litigation.....................................................................................20


NY:  750767v16

                                 TABLE OF CONTENTS
                                    (cont'd)


                                                                                                               Page

         6.5.     Warranty Disclaimer............................................................................20
7.       Closing.................................................................................................20
         7.1.     Closing........................................................................................20
         7.2.     Deliveries at Closing by Seller................................................................20
         7.3.     Deliveries at Closing by Buyer.................................................................22
         7.4.     Consummation of Transactions...................................................................22
8.       Conditions Precedent to Buyer's Obligations.............................................................23
         8.1.     Accuracy of Representations and Fulfillment of Covenants.......................................23
         8.2.     Litigation.....................................................................................23
         8.3.     Consents.......................................................................................23
         8.4.     Delivery of Documents..........................................................................23
         8.5.     Hart-Scott-Rodino..............................................................................23
         8.6.     Permits........................................................................................23
9.       Conditions Precedent to Obligations of Seller...........................................................24
         9.1.     Accuracy of Representations and Fulfillment of Covenants.......................................24
         9.2.     Litigation.....................................................................................24
         9.3.     Consents.......................................................................................24
         9.4.     Delivery of Documents..........................................................................24
         9.5.     Hart-Scott-Rodino..............................................................................24
10.      Risk of Loss............................................................................................24
11.      Indemnity and Survival of Representations...............................................................24
         11.1.    Indemnification................................................................................24
         11.2.    Survival of Representations and Warranties.....................................................28
12.      Covenants and Agreements................................................................................28
         12.1.    Operation of the Business; Buyer's Right to Excluded Assets....................................28
         12.2.    Contracts and Permits..........................................................................30
         12.3.    Books and Records..............................................................................32
         12.4.    Governmental Consents; Injunctions.............................................................32
         12.5.    Further Assurances.............................................................................33
         12.6.    Non-Solicitation - Seller......................................................................33
         12.7.    Covenant Not to Compete........................................................................34
         12.8.    Customer Billing...............................................................................34
         12.9.    Investigation by Buyer.........................................................................35
         12.10.            Collection of Accounts Receivable; Payment of Accounts Payable........................35
         12.11.            Insurance.............................................................................36
         12.12.            Warranty and Returns Claim Processing.................................................37
         12.13.            CTS Employees.........................................................................38
13.      Employee Matters........................................................................................38
         13.1.    Recruiting Transferred Employees...............................................................38
         13.2.    Employee Benefits..............................................................................39
         13.3.    WARN Act Compliance............................................................................41
         13.4.    No Obligation to Continue Employment or Benefits...............................................41
         13.5.    Immigration Status.............................................................................41
         13.6.    Secondment.....................................................................................41





                               TABLE OF CONTENTS
                                  (cont'd)

                                                                                                               Page

14.      Obligations of Parent...................................................................................41
15.      Expenses................................................................................................41
16.      Commissions or Finder's Fees............................................................................42
17.      Notices.................................................................................................42
18.      Termination of Agreement................................................................................43
19.      Nondisclosure...........................................................................................43
20.      Disputes................................................................................................44
         20.1.    Amicable Resolution............................................................................44
         20.2.    Mediation and Alternate Dispute Resolution.....................................................45
         20.3.    Costs..........................................................................................45
         20.4.    Jurisdiction...................................................................................45
21.      Miscellaneous...........................................................................................46
         21.1.    Governing Law..................................................................................46
         21.2.    Entire Agreement; Amendment....................................................................46
         21.3.    Successors and Assigns.........................................................................46
         21.4.    Headings.......................................................................................46
         21.5.    Schedules; Exhibits............................................................................46
         21.6.    Counterparts...................................................................................46
         21.7.    Interpretation; Other Definitional Terms.......................................................46
         21.8.    Partial Invalidity.............................................................................47
         21.9.    No Third Party Beneficiaries...................................................................47
         21.10.            No Waiver.............................................................................47
         21.11.            Authorship............................................................................47



                                                                NY:  750767v16

                            ASSET SALE AGREEMENT


 THIS ASSET SALE AGREEMENT ("Agreement") is entered into this 22nd day of December, 1998, by and among MOTOROLA, INC., a Delaware corporation ("Seller"), CTS WIRELESS COMPONENTS, INC., a Delaware corporation ("Buyer") and a wholly owned subsidiary of Parent, and CTS CORPORATION, an Indiana corporation ("Parent").

                               RECITALS

 Seller and its wholly owned subsidiaries, Motorola (China) Electronics Ltd., a company organized under the laws of the People's Republic of China ("MCEL") and Motorola Electronics Taiwan, Ltd., a company organized under the laws of Taiwan ("METL" and, together with MCEL, "MSubs"), through the Component Products Division of their Automotive, Component, Computer and Energy Sector ("ACCES"), are currently engaged in the business of designing, manufacturing, marketing and selling certain electronic component products.

 Seller desires to assign, sell, transfer and convey ("Transfer") and to cause MSubs to Transfer, to Buyer and Buyer desires to purchase and accept from Seller and MSubs the assets, properties and rights specified herein, on the terms and subject to the conditions of this Agreement.

 Seller desires to and to cause MSubs to Transfer to Buyer, and Buyer desires to assume, the liabilities and obligations specified herein, on the terms and subject to the conditions of this Agreement.

                                    AGREEMENT

 NOW, THEREFORE, in consideration of the premises and of the mutual covenants and conditions herein contained and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, Buyer, Parent and Seller hereby agree as follows:

 1. Certain Definitions. As used in this Agreement, the following terms will have the meanings set forth or referenced below when used herein with initial capital letters:

 "Business" means Seller's and MSubs' business of developing, designing, manufacturing, marketing and selling the Products as conducted through Seller's and MSubs' Component Products Division of ACCES and includes the ceramics, quartz, oscillator, piezoelectric technology and surface acoustic wave operations thereof. For purposes of this Agreement, the term "Business" specifically does not include (a) the Ceramic Technology Research Lab currently located in Albuquerque, New Mexico, (b) design and development work and manufacturing of multi-layer ceramic integrated circuits (also known as low temperature co-fired ceramic components) ("MCIC") currently conducted in Albuquerque, New Mexico and Schaumburg, Illinois, (c) design and development work and manufacturing of voltage variable capacitors ("VVC's") currently conducted in Albuquerque, New Mexico, (d) the operations currently conducted at San Jose,

                                                                NY:  750767v16
                                                         1

 Costa Rica and Carlisle, Pennsylvania to the extent that the operations and assets thereof are not to be transferred to one of the Facilities pursuant to the Rationalization Plan as described on Schedule 12.1(a) (the "Rationalization Plan"), and (e) the business of manufacturing and selling EOL Products (as defined in the Reimbursement Agreement) as contemplated to be conducted by Seller in the Reimbursement Agreement.

   "Facilities" means, collectively, the portion of the following acilities currently used in the operation of the Business:


          (a)      1301 East Algonquin Road, Schaumburg, Illinois 60196;

          (b)      4800 Alameda Boulevard N.E., Albuquerque, New Mexico 87113;

          (c)      8201 E. McDowell Road, Scottsdale, Arizona 85252;

          (d)      No. 10 4th Avenue, Teda, Tanggu, Tianjin, P.R. China 300457;

          (e)      No. 53, Mu Ning Lu, Teda, Tanggu, Tianjin, P.R. China
                   300457; and

          (f)      #550, Chung Hwa Road Sec. 1, Chung-Li 32042, Taiwan, R.O.C.

                  "Products" has the meaning set forth on Schedule 1.

         2.       Purchase and Sale of Assets.

                  2.1. Purchased Assets. Upon the terms and subject to the conditions of this Agreement, including, without limitation, Section 12.2, at the Closing Seller will Transfer (or cause MSubs to Transfer) to CTS (Tianjin)
Electronics Co., Ltd., a company organized under the laws of the People's Republic of China ("CTS China"), CTS Components Taiwan, Ltd., a company organized under the laws of Taiwan ("CTS Taiwan" and together with CTS China, "Buyer Subs"), or to Buyer, as Buyer may direct, and Buyer (or such Buyer Sub) will purchase from Seller or MSubs, as applicable, free and clear of any and all mortgages, liens, security interests or other encumbrances ("Liens"), other than Permitted Liens, except as otherwise herein expressly provided all of the right, title and interest of Seller and MSubs in the following assets, properties and rights of Seller and MSubs wherever located to the extent they exist as of the Closing Date (collectively, the "Purchased Assets"):

                  (a) the tangible personal property (including machinery, equipment, supplies, furniture and vehicles) listed under the heading "Included Fixed Assets" on Schedule 2.1(a) (the "Included Fixed Assets") and any such tangible personal property acquired by Seller or MSubs for use in the Business not in breach of this Agreement between the date hereof and the Closing but excluding any such property disposed of by Seller or MSubs not in breach of this Agreement between the date hereof and the Closing;

                  (b) (i) the finished inventory of Products as of the Closing and all work-in-progress, raw materials and packaging materials inventory used in connection with the manufacture of Products as of the Closing, wherever located, but not including any of the finished inventory of EOL Products (as defined in the Reimbursement Agreement) located


                                                             NY:  750767v16
                                                         2
         as of the Closing at Seller's or MSubs' Facilities at Schaumburg, Illinois; San Jose, Costa Rica; and Carlisle, Pennsylvania and the raw materials, work-in-progress and materials inventory located as of the Closing at such Facilities to the extent used in the manufacture by Seller of EOL Products pursuant to and as defined in the Reimbursement Agreement and (ii) tools, jigs, molds, dies, masks and mask sets used or held for use to produce Products as of the Closing, wherever located;

                  (c) any and all agreements, contracts, instruments, leases, guaranties and other similar agreements and arrangements (including open purchase and sale orders and software licenses) ("Contracts") that are (i) listed on Schedule 5.8(a), (ii) required to be listed on
         Schedule 5.8(a) by the terms of Section 5.8(a), (iii) would have been required to be listed on Schedule 5.8(a) by the terms of Section 5.8(a) but for any dollar, time or other exclusion or exception (except those limiting such item to the Business) in Section 5.8(a), or (iv) entered into not in breach of this Agreement between the date hereof and the Closing Date (together with the IP Contracts (as defined in the Intellectual Property Agreement, the "Acquired Contracts");

                  (d) any and all claims, causes of action, choses in action, rights of recovery, rights of set off, and rights of recoupment to the extent related to the Business or to the extent related to any other Purchased Asset;

                  (e) any and all deposits and prepaid assets (other than corporate guarantees) that would be required by GAAP to be shown on a balance sheet of the Business as of the Closing Date to the extent related to the Business or to an Assumed Liability;

                  (f) any and all Permits that are used primarily in the operation of the Business (for purposes of this Agreement, "Permits" means any and all franchises, approvals, authorizations, permits, licenses, orders, registrations, certificates, variances, and similar rights obtained from Governmental Entities) to the extent Transferrable to Buyer or the applicable Buyer Sub;

                  (g) the rights of Parent under the Intellectual Property Agreement to be executed and delivered at closing between Seller and Parent, in the form attached hereto as Exhibit A (the "Intellectual Property Agreement") including the intellectual property to be Transferred or licensed to Parent or Buyer or any of their affiliates pursuant to the Intellectual Property Agreement (the "Acquired Intellectual Property");

                  (h) any and all books of account, ledgers, documents, correspondence, lists, plats, architectural plans, drawings, and specifications, creative materials, design libraries, studies, reports, advertising, marketing and sales programs, business and strategic plans, management systems, customers and suppliers lists, invoices, general, financial, accounting and personnel records and files, records and files related to Acquired Intellectual Property and other printed, written or electronically stored materials and information to the extent related to the Business, including without limitation, source codes and passwords for access to computer software and systems included in the Purchased Assets;

                  (i) the real property leaseholds in the real property located at 4800 Alameda Boulevard N.E., Albuquerque, New Mexico pursuant to that certain Lease Agreement, by

                                                              NY:  750767v16
                                                         3
         and between the City of Albuquerque, a municipal corporation duly organized and existing under the laws of the State of New Mexico, and Seller, as amended by a First Amendment to Lease Agreement dated June 1, 1990, and as amended by a Second Amendment to Lease Agreement dated August 1, 1993 (the "Albuquerque Lease");

 (j) petty cash on hand at the Facilities to the extent held by or on behalf of the Component Products Division of ACCES;

 (k) the assets that will be transferred to Buyer's or Parent's 401(k) plan pursuant to the 401(k) Transfer Agreement in the form attached hereto as Exhibit B (the "401(k) Transfer Agreement"); and

 (l) the assets that will be transferred to Buyer's or Parent's pension plan pursuant to the Pension Transfer Agreement in the form attached hereto as Exhibit C (the "Pension Transfer Agreement").

 2.2. Excluded Assets. Notwithstanding the foregoing, Seller and MSubs will retain and not Transfer, and none of Buyer or Buyer Subs will acquire, any assets or rights of Seller or MSubs not included in the Purchased Assets, including without limitation, the following assets or rights of Seller or MSubs (the "Excluded Assets"):

 (a) the corporate charter, qualifications to conduct business as a foreign corporation, arrangements with registered agents relating to foreign qualifications, taxpayer and other identification numbers, seals, minute books, stock transfer books, blank stock certificates, and other documents relating to the organization, maintenance, and existence of Seller or any MSub as a corporation;

 (b) any cash and cash equivalents (other than petty cash on hand at the Facilities to the extent held by or on behalf of the Component Products Division of ACCES), including cash on hand or in bank accounts and marketable securities;

 (c) the accounts receivable and trade accounts that would be required by GAAP, applied on a basis consistent with Seller's accounting practices, policies and procedures in effect on the date hereof, to be reflected on a balance sheet of the Business as of the Closing Date;

 (d) subject to the relevant provisions of the Intellectual Property Agreement the "Motorola" name, including any derivations thereof;

 (e) corporate accounting journals and corporate books of account which comprise Seller's permanent accounting or tax records and that do not relate exclusively to the Business;

 (f) refunds pertaining to Taxes to the extent related to the Taxes that are Seller's or MSubs' responsibility under this Agreement;

 (g) any of the rights of Seller or MSubs under this Agreement (or under any agreements between Seller or any MSub on the one hand and Parent,

                                                               NY:  750767v16
                                                         4

 Buyer or any Buyer Sub on the other hand  entered into on or after the date of this
         Agreement);

                  (h) subject to the Joint Use and Occupancy Agreements and the Albuquerque Lease Assignment, as applicable, the real property, leaseholds, subleaseholds, buildings, improvements, fixtures and fittings thereon (except for such fixtures as are included in the
         Included Fixed Assets), and easements, rights-of-way and other appurtenants thereto located at the Facilities (the "Excluded Real Property");

                  (i) the Contracts listed on Schedule 2.2(i) (such Contracts, together with any lease or sublease agreements relating to the Excluded Real Property, the "Excluded Contracts");

                  (j) the assets of the Employee Plans other than assets that will be transferred to Buyer's or Parent's 401(k) or pension plan pursuant the 401(k) Transfer Agreement or the Pension Transfer Agreement;

                  (k) the tangible personal property listed under the heading "Excluded Assets" on Schedule 2.1(a) (the "Excluded Fixed Assets"); and

                  (l)      the Shared Assets, subject to Section 11.1(d)(ii).

 2.3. Intellectual Property. Except as specifically set forth herein as applying to Acquired Intellectual Property, the Intellectual Property Agreement or IP Contracts (as defined in the Intellectual Property Agreement), the rights and obligations of Parent, Buyer, the Buyer Subs, Seller and the MSubs with respect to the Acquired Intellectual Property are contained exclusively in the Intellectual Property Agreement. To the extent that there is any conflict between a specific provision of this Agreement and the corresponding provision of the Intellectual Property Agreement with respect to the matters covered by the Intellectual Property Agreement, the terms and conditions of the Intellectual Property Agreement will govern, provided, however, that, to the extent there is a conflict between any of Sections 2.1(c), 3.1(f), 5.8, 5.12, 5.21, 6.5, 11, 12.2, 12.5, 12.7(b) , 15(b) or 19(c)
 of this Agreement and any provision of the Intellectual Property Agreement, the terms and conditions of such Sections of this Agreement will govern.

         3.       Assumption of Liabilities; Excluded Liabilities.

 3.1. Assumption of Liabilities. Upon the terms and subject to the conditions of this Agreement, effective as of the Closing, Buyer will assume and agree to discharge promptly as they become due the following liabilities and obligations of Seller and MSubs relating to or arising out of the operation of the Business or ownership of the Purchased Assets (collectively, the "Assumed Liabilities"):

 (a) any and all claims, causes of action, liabilities or obligations of any nature or description, including any environmental liabilities, and obligations for Taxes, accruing, arising or relating to Buyer's or its affiliates' operation of the Business or ownership of the Purchased Assets during any period following the Closing Date;

                                                                NY:  750767v16
                                                         5

                  (b) any and all obligations, responsibilities and liabilities relating to, arising out of or incurred in performance, or lack of performance, under the executory portion of the Acquired Contracts as of the Closing Date;

                  (c) any and all claims under express or implied warranties with respect to the Products for defects in the materials or workmanship in the manufacture of the Products with respect to Products sold after the Closing Date, including without limitation, Products held in finished or work-in-progress inventory as of the Closing;

                  (d) on and as of the Hire Date for each Transferred Employee, any and all liabilities and obligations of any nature relating to such employees that accrue after the Closing, except as otherwise provided in Section 13.2 and subject to Seller's obligation to reimburse Buyer pursuant to Section 13.2(d);

                  (e) any and all liabilities and obligations to be assumed by Buyer's or Parent's 401(k) plan or pension plan under the 401(k) Transfer Agreement and the Pension Transfer Agreement;

 (f) the obligations of Parent under the Intellectual Property Agreement;
         and

                  (g) the obligations and liabilities of Seller as of the Closing Date under the executory portion of the Albuquerque Lease.

                  3.2. Excluded Liabilities. Except as provided in Section 3.1, none of Buyer or any of its affiliates will assume or otherwise be responsible for any claim, cause of action, liability or obligation of any nature or description of Seller or any of its affiliates, whether known or unknown, contingent or otherwise (such non-assumed liabilities, the "Excluded Liabilities"), including, without limitation, the following:

 (a) all accounts payable that would be required by GAAP to be shown on a balance sheet of the Business as of the Closing Date;

 (b) Indebtedness of Seller or any of its affiliates other than with respect to the Albuquerque Lease;

                  (c) any liabilities or obligations of the Business for Taxes relating to periods ending on or prior to the Closing Date, including Federal, national, state or local Taxes on income and any Tax accounts in any form;

                  (d) any litigation or claims or contingencies in any form, in each case the basis of which relates to periods ending on or prior to the Closing Date and any liability or obligation related to any Environmental Condition existing on or prior to the Closing Date;

                  (e) any claim, cause of action, liability or obligation in respect of any of Seller's or MSubs' employees arising out of an event or circumstances that occurred or existed on

                                                               NY:  750767v16
                                                         6
         or prior to the Closing Date or in respect of any of Seller's or MSubs' past, present and future employees that do not become Transferred Employees whenever arising;

                  (f) any and all obligations and liabilities with respect to or under any Employee Plan for all periods ending on, prior to or after the Closing Date (except for any and all obligations to be assumed by Buyer's or Parent's 401(k) plan or pension plan under the 401(k) Transfer Agreement and the Pension Transfer Agreement), including, without limitation, the obligations and liabilities that are the responsibility of Seller pursuant to Section 13;

 (g) any obligations or liabilities to the extent attributable to any of the Excluded Contracts;

                  (h) any and all obligations or liabilities under any Affiliate Contracts and with respect to any intercompany receivables, payables, loans and advances (including intercompany obligations with respect to foreign currency contracts or other derivative financial contracts) then existing between Seller or any MSub, on the one hand, and any of their respective affiliates, on the other hand (except for the obligations and liabilities pursuant to the executory portion of the Affiliate Contracts included in Acquired Contracts); and

                  (i) subject to Buyer's obligations under Section 12.12, any and all claims under express or implied warranties given by Seller or MSubs with respect to the Products for defects in the materials or workmanship in the manufacture of the Products with respect to Products sold on or prior to the Closing Date.

For purposes of this Agreement, (a) "Indebtedness" means any liability or obligation (whether primary or secondary as a guarantor or other surety other than arising out of the endorsement of checks for collection in the ordinary course of business), for borrowed money, for the deferred purchase price of any asset (other than inventory in the ordinary course of business), under a capitalized lease or any other liability or obligation which should be shown as indebtedness on a balance sheet for the Business prepared in accordance with GAAP, whether or not evidenced by a note, bond or similar instrument; (b) "Employee Plan" means each (i) severance or employment agreement with any current or former director, officer or employee, (ii) severance plan, program, policy or arrangement, (iii) plan or arrangement relating to its current or former directors, officers or employees which contains change in control provisions, (iv) employee pension or welfare plan, as defined in Sections 3(1) and 3(2) of the Employee Retirement Income Security Act of 1974 ("ERISA"), (v) collective bargaining agreement, or (vi) bonus, deferred compensation, incentive compensation, stock ownership, stock purchase, stock option, phantom stock, vacation, supplemental unemployment, workers compensation or other plan which
(A) provides benefits for Employees or Former Employees and (B) is maintained by Seller or any of its affiliates, to which Seller or any of its affiliates contributes or is obligated to contribute or under which Seller or any of its affiliates is liable in respect of Employees or Former Employees (but not including any of the foregoing maintained by Parent or Buyer); (c) "Employees" means all individuals employed by Seller or any MSub primarily in the conduct of the Business as of the date hereof or who becomes so employed prior to the Closing Date in the ordinary course of business and includes, where an Employee Plan provides benefits for beneficiaries or dependents, the beneficiaries and dependents of an Employee or Former Employee; and (d) "Former Employees" means all individuals who

                                                              NY:  750767v16
                                                         7
are, as of the Closing Date, former employees by Seller or any MSubs primarily in the conduct of the Business.

                  3.3. Bulk Transfer.  Buyer hereby waives  compliance by Seller and MSubs with all applicable bulk transfer, bulk sales and similar Laws and requirements of all jurisdictions in connection with the transactions contemplated hereby.

                  3.4. Motorola Customer Purchase Orders. From and after the Closing Date, Seller will purchase, and Buyer will sell, Products under the purchase orders between the Component Products Division of ACCESS and other business units of Seller that are listed on Schedule 3.4 (the "Motorola Customer PO's") which Motorola Customer PO's will be deemed to be Contracts for the purchase and sale of the Products on terms and conditions consistent with conduct of business in the ordinary course.

         4.       Purchase Price.

                  4.1.     Purchase Price.

                  (a) The purchase price (the "Purchase Price") payable by Buyer and Buyer Subs to Seller and MSubs will be as follows:

 (i) $94.0  million  payable at  Closing,  subject to  adjustment  pursuant  to
     Section 4.5 (the "Closing Payment");

 (ii) assumption of the Assumed Liabilities at Closing; and

 (iii) payment of the GMM Earnout Amount and the PBIT Earnout Amount (each as defined in Exhibit D) pursuant to Exhibit D.

                  (b) All payments pursuant to this Agreement will be made by wire transfer of immediately available funds in U.S. dollars (or the RMB or $NT equivalent as agreed to by Buyer and Seller) to an account or accounts designated by Seller (which account(s) will be designated by Seller in writing to Buyer at least two Business Days prior to the Closing).

                  (c) The portion of the Closing Payment payable by Buyer to Seller, CTS China to MCEL, or CTS Taiwan to METL, respectively, will be as agreed upon by Buyer and Seller prior to the Closing Date but in no event will such allocation at the Closing Date be deemed to be binding on the parties as an allocation of the Purchase Price for accounting or tax purposes.

                  4.2. Purchase Price Allocation. As promptly as practicable following the date of this Agreement and prior to Closing, Buyer and Seller will select a mutually agreeable independent appraiser of national reputation, will engage such appraiser on mutually agreeable terms and will cause such appraiser to appraise the Purchased Assets at their fair market values. The Purchase Price will be allocated for tax purposes by Buyer and Seller based on the results of such appraisal and as otherwise mutually agreed by Buyer and Seller prior to Closing. Provided such allocation has been agreed upon by Buyer and Seller prior to Closing, such allocation will be used for all purposes, including preparation and filing of Internal Revenue Service Form 8594 and

                                                              NY:  750767v16
                                                         8
none of Seller, Parent or Buyer or any of their respective affiliates will file any Tax Return or take any other action that is inconsistent with such allocation.

                  4.3. Sales Tax, Etc. Seller and Buyer will each pay one-half of all sales, use, Transfer and other non-income Taxes, if any, arising out of the Transfer or license of the Purchased Assets, provided that any such Taxes will be paid by Buyer if Buyer, Parent or the Buyer Subs or any of their affiliates is eligible for a refund or other credit and there is no reasonable question as to such eligibility. Seller and Buyer will each use their commercially reasonable efforts to minimize such Taxes, including by applying for any applicable exemptions, refunds or other credits. In the event of any subsequent refund or other credit of such Taxes received by Seller or Buyer (or any of their respective affiliates), Buyer or Seller, as applicable, will refund to the other one-half of such refund or other credit unless Buyer paid all of the Tax to which the refund or other credit relates.

                  4.4. Interest. Any payments of money to be made under this Agreement, including Exhibit D, the Intellectual Property Agreement, Transition Services Agreements, Joint Use and Occupancy Agreements, the Pension Transfer Agreement and Reimbursement Agreement will accrue interest from the date such payment is due under such agreement until the date the payment is made at a rate equal to the lowest interest rate in effect as of the date such payment was due for new borrowings under Parent's senior credit facilities, calculated on a basis of actual days and a 360 day year.

                  4.5. Rent Proration. All amounts due or payable under the Albuquerque Lease and any leases for real property included in Scheduled Contracts ("Proratable Items") will be prorated and adjusted between Seller and Buyer as of the Closing Date so that Seller will be responsible for all Proratable Items related to or arising out of the period of time on or prior to the Closing Date and Buyer will be responsible for all Proratable Items related to or arising out of the period of time after the Closing Date, in each case regardless of when such Proratable Items shall become due and payable. The Closing Payment will be increased by the amount by which the Proratable Items that are Seller's responsibility exceed the Proratable Items that are Buyer's responsibility or decreased by the amount by which the Proratable Items that are Buyer's responsibility exceed the Proratable Items that are Seller's responsibility.

         5. Representations and Warranties of Seller. Seller hereby represents and warrants to Buyer as of the date hereof and as of the Closing the following, provided however, that the following will not be deemed to apply to the Acquired Intellectual Property except as specifically provided in Sections 5.8, 5.12 and 5.21:

 5.1. Organization, Qualification, Subsidiaries and Address.

                  (a) Seller is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware. Seller has all requisite power to own its properties and carry on the Business as now conducted by Seller. Seller is duly licensed or qualified to do business in each jurisdiction in which it is required to be licensed or qualified, except where the failure to be so licensed or qualified could not, individually or in the aggregate, be reasonably expected to have a material adverse effect on the Purchased Assets, the Business or the financial condition or results of operations of the Business, taken as a whole (a "Material Adverse Effect").

                                                            NY:  750767v16
                                                         9

                  (b) In connection with the transactions contemplated hereby, Seller will cause its subsidiary, MCEL, to, among other things, Transfer title to the Purchased Assets owned by MCEL to CTS China and to enter into certain ancillary agreements with CTS China regarding the operations of the Business located in Tianjin, China. MCEL is a corporation duly incorporated, validly existing and in good standing under the laws of China. MCEL has all requisite power to own its properties and carry on the Business as now conducted by MCEL. MCEL is duly licensed or qualified to do business in each jurisdiction in which it is required to be licensed or qualified, except where the failure to be so licensed or qualified could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

                  (c) In connection with the transactions contemplated hereby, Seller will cause its subsidiary, METL, to, among other things, Transfer title to the Purchased Assets owned by METL to CTS Taiwan and to enter into certain ancillary agreements with CTS Taiwan regarding the operations of the Business located in Chung-Li, Taiwan. METL is a corporation duly incorporated, validly existing and in good standing under the laws of Taiwan. METL has all requisite power to own its properties and carry on the Business as now conducted by METL. METL is duly licensed or qualified to do business in each jurisdiction in which it is required to be licensed or qualified, except where the failure to be so licensed or qualified could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

                  5.2. Due Execution. This Agreement and the agreements and instruments contemplated hereby and the consummation of the transactions contemplated hereby and thereby have been duly and validly approved by Seller, METL and MCEL and each of this Agreement and such other agreements and instruments has been, or, in the case of agreements and instruments to be delivered at the Closing, will be as of the Closing, duly and validly executed and delivered by Seller, METL and MCEL and is, or, in the case of agreements or instruments to be delivered at the Closing, will be as of the Closing, valid and binding obligations of Seller, METL and MCEL enforceable against them, to the extent they are a party, in accordance with their respective terms.

                  5.3. Effect of Agreement. Except as set forth on Schedule 5.3, the execution, delivery and performance of this Agreement and the agreements and instruments contemplated hereby by Seller and the consummation of the transactions contemplated hereby and thereby will not (i) require the consent, approval or authorization of any domestic, foreign or other court, government, governmental agency, authority, entity or instrumentality ("Governmental Entity"), (ii) violate any Law applicable to Seller, or (iii) conflict with, violate or constitute a breach of or default (with or without notice or lapse of time or both), or give rise to a right of termination, cancellation or acceleration of any obligation or the loss of a benefit, under any (A) Scheduled Contract that is not an Excluded Contract, (B) any indenture, mortgage, deed of trust or other agreement or instrument or any other restriction of any kind or character to which Seller, or any MSub is a party or by which any of them is bound or with respect to any of the Purchased Assets, or (C) the certificate of incorporation and bylaws or comparable organizational documents of Seller or any MSub, except, in each of the foregoing cases, which could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect or have an adverse effect on Seller's ability to consummate the transactions contemplated hereby.

                                                               NY:  750767v16
                                                        10

                  5.4. Taxes. (a) Except as set forth on Schedule 5.4, (i) Seller and MSub have filed or caused to be filed with the appropriate United States, state, local and foreign Governmental Entities all Tax Returns required to be filed by them with respect to the Business on or prior to the Closing Date (taking into account all extensions of due dates) and Seller and MSub have paid or adequately reserved or provided for all Taxes shown thereon as owing, except where the failure to file such Tax Returns or pay any such Taxes would not reasonably be expected to have a Material Adverse Effect, (ii) there are no Tax Liens, assessments or Tax liabilities attaching to, or arising from the Purchased Assets which have not been paid (other than inchoate Tax Liens), and (iii) to the knowledge of Seller, no Governmental Entity has proposed any adjustment to any such Tax Return which adjustment relates to the Business, unless such adjustment has been adequately provided for or satisfied.

                  (b) For purposes of this Agreement, (i) "Tax" or "Taxes" includes all federal, state, local, foreign and other taxes, assessments, or governmental charges of any kind whatsoever including, without limitation, income, franchise, capital stock, excise, property, sales, use, service, service use, leasing, leasing use, gross receipts, value added, single business, alternative or add-on minimum, occupation, real and personal property, stamp, workers' compensation, severance, environmental, transfer, payroll, withholding, employment, unemployment and social security taxes, or other taxes of the same or similar nature, together with any interest, penalties or additions thereon and estimated payments thereof, whether disputed or not, (ii) "Tax Return" or "Tax Returns" includes all returns, reports, information returns, forms, declarations, claims for refund, statements and other documents (including any amendments thereto and including any schedule or attachment thereto) in connection with Taxes that are required to be filed with a Governmental Entity or other tax authority, or sent or provided to another party under applicable Law, and (iii) "Code" means the Internal Revenue Code of 1986, as amended (all citations to the Code or to the Treasury Regulations promulgated thereunder will include any amendments or successor provisions thereto).

                  5.5. Litigation. Except as set forth in Schedule 5.5 and except for matters specifically addressed in Section 5.9, none of Seller or any of its affiliates is engaged in or a party to any material suit, action, claim, arbitration or other legal proceeding (equitable, legal or administrative) with respect to any matter involving the Business or any of the Purchased Assets and, to Seller's knowledge, no such action, suit, claim, arbitration proceeding or investigation is pending. Neither Seller nor any of its affiliates is in material default under the terms of any judgment, order or decree of any Governmental Entity with respect to the Business or any of the Purchased Assets.

                  5.6. Title to and Condition of Tangible Purchased Assets. Except as set forth on Schedule 5.6 and for assets sold not in breach of this Agreement since the Balance Sheet Date (if this Agreement had been in effect since the Balance Sheet Date), Seller or MSubs have good and marketable title to the Included Fixed Assets and any other Purchased Assets that are tangible personal property (the "Tangible Personal Property"); and at the Closing, Buyer will receive the Tangible Personal Property free and clear of any Liens except for (a) Liens which will be discharged upon payment by Buyer of the associated Assumed Liabilities, (b) Liens which do not detract from the value or interfere with their present use, or (c) Liens which arise by operation of Law (the items referred to in clauses (a), (b) and (c), "Permitted Liens"). Except as set forth

                                                             NY:  750767v16
                                                        11
on Schedule 5.6, all of the Tangible Personal Property is in such good operating condition and repair (normal wear and tear excepted) as is sufficient to operate the Business as currently operated by Seller and MSubs, is free of any material defects except such as are normal in the conduct of operations and is suitable for the purposes for which the Tangible Personal Property is presently used in the Business.

                  5.7. Compliance with Laws. Except as set forth on Schedule 5.7, Seller has complied in all material respects with all material state, federal, domestic, foreign or other statutes, laws, ordinances, rules, regulations, judgments, orders, injunctions, decrees, rulings and common law obligations ("Laws") applicable to the operations of the Business. Except as set forth on Schedule 5.7, neither the operation of the Business nor the ownership or use of the Purchased Assets materially violates any applicable Law.

                  5.8.     Contracts and Commitments.

                  (a) Schedule 5.8(a) sets forth a complete and accurate list of all Contracts to which Seller or any of its affiliates is a party or is bound that relates primarily to the Business or the Purchased Assets (other than any of the foregoing that is an Excluded Contract or a Motorola Customer PO) that is of a type described below (together with the IP Contracts, as defined in the Intellectual Property Agreement, the "Scheduled Contracts"):

                           (i) imposes a purchase right or right of first refusal or security interest in any Purchased Asset having a value in excess of $100,000;

                           (ii) is a warranty or guaranty creating an obligation, contingent or otherwise, in an amount in excess of $100,000 in the aggregate given to any customer or other party by Seller or any of Seller's affiliates with respect to any Products or to Seller's or any of Seller's affiliates' performance or the performance of any employees of the Business (or series of related warranties or guaranties creating such an obligation) that could reasonably be expected to result in a liability of Buyer or any of its affiliates in connection with the Business;

                           (iii) is a  Contract  under  which  Seller  or any of
                  Seller's affiliates has acquired or licensed any real or personal property or assets of a third party for use in the Business or under which Seller or any of its affiliates otherwise uses in the Business any properties or assets of another party or which are jointly owned by Seller or any of its affiliates with any other party or parties and used in the Business, in each case involving property or assets having a value of more than $100,000, or, aggregate payments of more than $100,000;

 (iv) is a consulting or independent contractor Contract;

 (v) is an outstanding customer purchase order;

 (vi) is an agreement with an original equipment manufacturer;

 (vii) is a distribution, agency or sales representation agreement;

                                                             NY:  750767v16
                                                        12

                           (viii) requires  aggregate  annual future payments or
                  expenditures in excess of $100,000 or having a term of more than one year that relates to cleanup, abatement or other actions in connection with environmental liabilities;

                           (ix) any other  Contract which provides for aggregate
                  annual payments to or from Seller having an aggregate value of $100,000 or more or having a term of more than one year;

                           (x) a Contract  containing  a covenant  limiting  the
                  freedom of Seller to engage in any line of business similar to the Business or to compete with any person or entity in a business similar to the Business;

                           (xi) an employment,  severance or consulting Contract
                  with an employee or former employee of the Business that is not terminable at will by Seller or MSubs, as applicable;

 (xii) a collective bargaining agreement relating to Business employees;
                           (xiii) a Contract  for  capital  expenditures  or the
                  acquisition or construction of fixed assets contemplated to be used in the Business which requires payments in excess of $100,000;

                           (xiv) a license to use computer  software (other than
                  off-the-shelf software marketed to the public generally) used or held for use in the Business and involving aggregate payments of more than $100,000;

                           (xv) a Contract to which Seller or MSubs are a party,
                  a breach or default under which could reasonably be expected to have a Material Adverse Effect; or

                           (xvi) a written or oral  Contract  pertaining  to the
                  operation of the Business between Seller or any MSub, on the one hand, and any of their respective affiliates, on the other hand, including without limitation, any such Contract, liability or obligation relating to the provision of services to the Business (which Contracts will be described under the separate heading "Affiliate Contracts" on Schedule 5.8) ("Affiliate Contracts")

                  (b) Except as specifically described on Schedule 5.8(b), each of the Scheduled Contracts was entered into in the ordinary course of business, is a valid and binding obligation of Seller or a MSub, as applicable, and, to Seller's knowledge, the other parties thereto, is freely assignable by Seller or MSubs without the consent of any person, and is in full force and effect. Except as set forth on Schedule 5.8(b), there is not under any Scheduled Contract (i) any subsisting default by Seller or, to Seller's knowledge, by any other party thereto or (ii) to Seller's knowledge, any circumstances which after notice or lapse of time or both, would constitute a default by Seller or by any other party, or result in a right to accelerate or terminate or result in a loss of rights by Seller in each case that could reasonably be expected to have a Material Adverse Effect. Seller has performed in all material respects the obligations required to be performed by it through the date hereof under each of the Scheduled Contracts.

                                                       NY:  750767v16
                                                        13

                  5.9.     Employees; Employee Plans.

                           (a) Neither Seller nor any of its affiliates has engaged in a transaction with respect to Seller's Profit Sharing and Investment Plan or the Motorola, Inc. Pension Plan (together, the "Retirement Plans") which would reasonably be expected to subject any Retirement Plan, Parent or Buyer to a material civil or administrative penalty under ERISA or any other applicable Law or a material tax under the Code or the tax Laws of any United States jurisdiction in which any Employee is located. Each of the Retirement Plans has been operated and administered in all material respects in accordance with applicable Laws, including without limitation, to the extent applicable, ERISA. Each Retirement Plan has been administered in accordance with its terms in all material respects, and each of the Retirement Plans has been operated, and is in material compliance with the applicable provisions of ERISA, the Code and all other applicable Legal Requirements. Each Retirement Plan that is intended to be qualified under Section 401(a) or 401(k) of the Code is so qualified and has received a favorable determination letter from the IRS with respect to its qualified status covering the Tax Reform Act of 1986, and each trust established in connection with any Retirement Plan that is intended to be exempt from federal income taxation under Section 501(a) of the Code is so exempt, and nothing has occurred that has impaired the qualified status of any such Retirement Plan or tax-exempt status of such trust.

                           (b) Neither Seller nor any Employee Plan that is a group health plan within the meaning of Section 5000(b)(1) of the Code has incurred any material liability under the provisions of Section 4980B(f) of Code. Seller has no liability for contributions to a multiemployer plan as defined in ERISA Section 3(37) with respect to any Eligible Employee located in any United States jurisdiction. Except as set forth on Schedule 5.9(b), no investigation or proceeding is pending or anticipated by any governmental agency with respect to any Retirement Plan. Seller has no liability of any kind under Title IV of ERISA or under Code section 412 that could reasonably be expected to result in a liability or obligation of Buyer or Parent. Seller is not engaged in, has no material liability with respect to, and is not a party to any material suit, action, claim (other than routine claims for benefits), arbitration or other legal proceeding (equitable, legal or administrative) with respect to any matter involving any Retirement Plan or by or on behalf of any Employee, and, to Seller's knowledge, no such action, suit, claim, arbitration proceeding or investigation is pending. Except as could not reasonably be expected to have a Material Adverse Effect, Seller has no liability and is not in default under the terms of any judgment, order or decree of any Governmental Entity with respect to any Retirement Plan or any Employee.

                           (c) Except as set forth on Schedule 5.9(c), as of the date hereof, neither Seller nor any of its affiliates is a party to any contract with any union representing Employees and, to the knowledge of Seller, no union organizational effort relating to Employees is pending.

                                                               NY:  750767v16
                                                        14

                  5.10.    Environmental Matters.

                  (a) Except as set forth on Schedule 5.10, Seller is in compliance in all material respects with all applicable Environmental Laws with respect to the Business and the Business Real Property. To the knowledge of Seller, no material violation by Seller is being alleged of any applicable Environmental Law relating to any of the Purchased Assets or the use or ownership thereof, or to the operation of the Business. In respect of the Business, none of Seller or any of its affiliates has received any written request for information, notice of violation or noncompliance or notice of the institution or pendency of any lawsuit, action, proceeding, investigation or claim by any person or entity alleging any material Environmental Liability or the existence of an Environmental Condition.

                  (b) Seller has not caused or taken any action that will result in, and the Business is not subject to, any material liability or obligation (including without limitation any obligation to remediate any Environmental Condition) relating to any Environmental Condition with respect to the Business, the Purchased Assets or that could reasonably be expected to be an Assumed Liability. To the knowledge of Seller, except as set forth on Schedule 5.10, no Environmental Condition exists with respect to the Business Real Property or the Business.

                  (c) For purposes of this Agreement, (i) the term "Environment" means soil, surface waters, groundwaters, land, surface or subsurface strata, ambient air or any other environmental medium; (ii) the term "Environmental Condition" means a condition with respect to the Environment which is reasonably likely to result in an Indemnifiable Loss with respect to the Business; (iii) the term "Environmental Law" means any Law in effect prior to the Closing Date (insofar as they result in a liability or obligation on or after the Closing Date) or as of the Closing Date or any order, injunction, judgment, decree, common law or other enforceable requirement of any Governmental Entity relating to the protection of the Environment, including without limitation, any of the foregoing related to (A) any response action, removal action, remedial action, corrective action, monitoring program, sampling program, investigation or other cleanup activity pertaining to any Hazardous Substance, (B) the reporting, licensing, permitting or investigating of the emission, discharge, release or threatened release of Hazardous Substances into the air, surface water, groundwater or land, or (C) the manufacture, release, distribution, use, generation, treatment, storage, disposal, transport or handling of Hazardous Substances, (iv) the term "Environmental Liability" means any liability or obligation arising under Environmental Laws to the extent arising from any condition existing or any act or omission at or prior to the Closing Date; and (v) the term "Hazardous Substances" means any substance or material regulated under applicable Environmental Laws or gasoline, diesel fuel or other petroleum hydrocarbons or polychlorinated biphenyls, asbestos or radioactive matter.

                  5.11. Permits. Except as set forth on Schedule 5.11(a), Seller and MSubs currently have all the material Permits from all Governmental Entities as are necessary for the conduct of the Business as currently conducted as of the date hereof, including without limitation all Permits required under Environmental Laws, and, except as set forth on Schedule 5.11(b), all such Permits are assignable to Buyer without the consent, approval, order or authorization of or registration, declaration or filing with, any Governmental Entity.

                                                               NY:  750767v16
                                                        15

                  5.12. Sufficiency of Assets. (a) (i) The assets and properties listed on Schedule 5.12(a) (the "Shared Assets"), (ii) the Excluded Fixed Assets, (iii) the assets described in Sections 2.2(a) through 2.2(l), (iv) the assets and properties the use of which will be provided to Buyer or Buyer Subs, as applicable, under the Transition Services Agreements and the Joint Use and Occupancy Agreements, and (v) except for the Permits listed on Schedule 5.11(b), the assets, properties and rights to be Transferred or licensed to Buyer and Buyer Subs at the Closing pursuant to this Agreement and the Intellectual Property Agreement, (A) will constitute all of the properties, assets and rights used or held for use primarily in the Business and (B) subject to the acquisition of inventory, equipment and other assets in the ordinary course, will include all of the properties, assets and rights necessary and sufficient to permit the continued operation of the Business after the Closing as the Business is conducted as of the Closing. The Included Fixed Assets, Excluded Fixed Assets, Shared Assets and the inventories and other tangible personal property described in Sections 2.1(b) include all of the tangible personal property of Seller or any of its affiliates that is used or held for use or relates to the Business (other than assets, properties and rights used by all or some material portion of the business of Seller other than the Business). Except for inventory in transit, tools and dies at customer locations, and assets that are the subject of Section 12.1(b), all tangible property and assets to be Transferred to Buyer and Buyer Subs pursuant to this Agreement are located at the Facilities.

                  (b) The types of Products set forth on Schedule 1, except for the types of products being discontinued as part of the Rationalization Plan, MCIC, and VVC's, encompass all of the types of products currently designed, developed, manufactured, marketed or sold by Seller's and MSubs' Component Products Division of ACCES.

                  (c) The individuals providing services specified in Annex A to the Transition Services Agreements and the Schedules attached thereto and the Eligible Employees and Seconded Employees will, if employed by Buyer or Buyer Subs, assuming that Buyer provides corporate-level services of the type described in the definition of Special Corporate Allocation Amount on Exhibit D, constitute staffing adequate for Buyer's and Buyer Subs' operation of the Business as conducted as of the Closing Date.

                  5.13. Financial Statements. Attached hereto as Schedule 5.13 are an unaudited combined balance sheet of the Business as of September 30, 1998 and the related unaudited combined statements of operations and cash flows of the Business for the nine months then ended (the "Interim Financial Statements"). The Interim Financial Statements present fairly, in all material respects, the consolidated financial position of the Business as of September 30, 1998 and the results of operations and cash flows for the periods specified, except for the treatment of the real property and fixed assets that are the subject of the Albuquerque lease and matters related to the treatment of the Business as a division rather than as a stand-alone entity, in conformity with United States generally accepted accounting principles, consistently applied ("GAAP"), subject to normal year end adjustments that are not material.

                  (b) Prior to or on the Closing Date, Seller will deliver to Buyer audited combined balance sheets of the Business as of December 31, 1996, December 31, 1997, and December 31, 1998 (such December 31, 1998 balance sheet, the "Balance Sheet"), the related audited combined statements of operations and cash flows for the fiscal years then ended, accompanied by the accountant's reports thereon (collectively, with the related notes, the "Financial Statements"). The Financial Statements will, as of the Closing Date, present fairly, in all material

                                                                NY:  750767v16
                                                        16
respects, the consolidated financial position of the Business as of the dates thereof and the results of operations and cash flows for the periods specified in conformity with GAAP. (For purposes of this Agreement, "Balance Sheet Date" means September 30, 1998.)

                  5.14. Conduct of the Business Since the Balance Sheet Date. Except as listed or described on Schedule 5.14, and except as a result of matters required or not prohibited by this Agreement, since the Balance Sheet Date Seller has not taken any action which would have constituted a violation of
Section 12.1 if Section 12.1 had applied since the Balance Sheet Date and there has not been any Material Adverse Effect.

                  5.15. No Undisclosed Liabilities. Seller does not have any liabilities, whether known, absolute, accrued, contingent or otherwise and whether due or to become due, including any uninsured liabilities, that would constitute Assumed Liabilities not otherwise disclosed in this Agreement or the Schedules hereto, except (i) liabilities incurred in the ordinary course of business consistent with past practice and not prohibited by this Agreement which could not reasonably be expected to have a Material Adverse Effect, or
(ii) as set forth in Schedule 5.15.

                  5.16. Insurance. Seller has made available to Buyer schedules of all material policies of fire, liability and other forms of insurance covering occurrences as of, or claims made on, the date hereof and maintained by Seller to the extent applicable to the Business.

                  5.17. Real Property.  (a) The real property listed on Schedule
         5.17 constitutes all of the real property primarily used or held for use in the Business and owned in fee or leased by Seller or any of its affiliates, including, without limitation, the real property that is the subject of the Joint Use and Occupancy Agreements. For purposes of this Agreement, the "Business Real Property" means the real property leaseholds included in the Purchased Assets and the portion of the real property that is the subject of the Joint Use and Occupancy Agreements. The Business Real Property, and Seller's use of it in the Business, comply in all material respects with all applicable Laws; and no condemnation proceedings are pending, or to the knowledge of the Seller, threatened, with respect to any of the Business Real Property, nor has any such property been condemned. Seller has access to public roads or valid easements over private streets or private property for such ingress to and egress from each parcel of the Business Real Property as is necessary for the conduct of the Business as conducted as of the date hereof. All buildings, parking lots, plants and structures included in the Business Real Property lie wholly within the boundaries of the real property owned by Seller or MSubs, as applicable, in each case and do not encroach upon the property, or otherwise conflict with the property rights, of any other Person. Seller or a MSub, as applicable, own or hold their interest in the Business Real Property, free and clear of all Liens other than (i) as listed or described on Schedule 5.17, (ii) other Permitted Liens, (iii) Liens that arise under zoning, land use and other similar Laws, which do not materially impair the continued use of the property subject thereto in the Business as presently conducted, and (iv) easements, covenants, rights-of-way and other encumbrances or restrictions, whether recorded or unrecorded, which do not materially impair the continued use of the property subject thereto in the Business as presently conducted.

                  (b) Each of the interests in the Business Real Property that is comprised of the tenant's or subtenant's interest in real property (each, a "Leasehold Property") is

                                                               NY:  750767v16
                                                        17
         identified under the heading "Leased Real Properties" on Schedule 5.17. Seller or a MSub, as applicable, have a valid and subsisting leasehold estate in and the right to quiet enjoyment of each Leasehold Property for the full term of the lease or sublease creating such interest. Seller or a MSub, as applicable, hold all right, title and interest in and to each right or option, if any, to purchase, expand the premises, or renew or extend the term with respect to any Leasehold Property set forth in the applicable lease, sublease or other controlling documents. Seller or a MSub, as applicable, is in sole possession of each parcel of Leasehold Property. Each lease, sublease or other controlling document with respect to each Leasehold Property is in full force and effect and is the legal, valid and binding agreement, enforceable in accordance with its terms, with respect to Seller or a MSub, as applicable, and, to the Seller's knowledge, each other party thereto. Except as set forth on Schedule 5.17 specifically with respect to an individual Leasehold Property, (i) there is no default by Seller or a MSub, as applicable, or, to the best of Seller's knowledge, by any other party under any lease, sublease or other controlling document with respect to any Leasehold Property, and Seller and MSubs are not aware of any fact or circumstance that, with the giving of notice or lapse of time or both, would constitute a default thereunder, (ii) the copy of the lease, sublease or other controlling document provided to Buyer is accurate and complete in all material respects and has not been amended, and (iii) each Leasehold Property consists of an independent unit which does not rely upon any drainage, sewer, access, structural or other facilities located on any property not included in the Leasehold Property to fulfill (A) any zoning Laws, land use restrictions, building code or other requirement of any governmental authority, (B) structural support, (C) to furnish the Leasehold Property with any essential systems or utilities, or (D) to operate the Leasehold Property as heretofore operated by Seller and MSubs. Neither Seller nor MSubs owe any brokerage or similar commissions with respect to any Leasehold Property.

                  (c) Seller has good and marketable title to the Business Real Property identified under the heading "Owned Real Properties" on
         Schedule 5.17, subject only to Permitted Liens and the other matters referred to in the last sentence of Section 5.17(a).

                  5.18. Affiliate Agreements and Liabilities. Except for the Affiliate Contracts, Motorola Customer PO's or as expressly contemplated by this Agreement, there are no written or oral Contracts, relating primarily or in any material part to the operation of the Business between Seller or any MSub, on the one hand, and any of their respective affiliates, on the other hand, including without limitation, any such Contract, relating to the provision of services to the Business.

                  5.19. Certain Limitations on Representations and Warranties. Any representation or warranty made in this Agreement by Seller will be deemed for all purposes to be qualified by the disclosures made in any schedule specifically referred to in such representation or warranty and by the information disclosed in any other schedule if the relevance of such information to such representation or warranty is reasonably apparent on its face.

                  5.20. Products Liability. Except as set forth on Schedule 5.20, to the knowledge of Seller, there are no citations or decisions by any Governmental Entity that any Product manufactured, marketed or distributed by Seller is defective, fails to meet any standards promulgated by such Governmental Entity or is misbranded and no Governmental Entity has

                                                                NY:  750767v16
                                                        18
ordered a recall of, or voluntary corrective action with respect to, a Product manufactured, marketed or distributed by Seller. Except as set forth on Schedule 5.20, to the knowledge of Seller, Seller has no liability for breach of any express or implied product warranty arising out of a Product design, manufacturing or process defect.

                  5.21. Warranty Acknowledgment. The representations and warranties of Buyer and Parent set forth in this Agreement, the Intellectual Property Agreement and the other agreements to be executed and delivered at the Closing are the only representations and warranties made by Buyer, Parent and Buyer Subs with respect to the transactions contemplated hereby and thereby.

                  5.22. WARN Act. Since September 30, 1998, to the extent applicable, Seller has complied in all material respects with the Worker's Adjustment and Retraining Notification Act of 1988, as amended, including by furnishing any required notice of any "plant closing" or "mass layoff," as applicable, in respect of any termination of Employees or Former Employees.

         6. Representations and Warranties of Buyer. Buyer hereby represents and warrants to Seller as of the date hereof and as of the Closing the following:

                  6.1. Organization. Parent is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Indiana; Buyer is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware; CTS China will as of the Closing be duly incorporated, validly existing and in good standing under the laws of the People's Republic of China; and CTS Taiwan will as of the Closing be duly incorporated, validly existing and in good standing under the laws of Taiwan. Each of Parent and Buyer has, and each of CTS China and CTS Taiwan as of the Closing will have, the requisite corporate power to own its properties and carry on its business as now conducted or, with respect to CTS China and CTS Taiwan, as conducted as of the Closing. Each of Parent and Buyer is, and each of CTS China and CTS Taiwan as of the Closing will be, duly licensed or qualified to do business in each jurisdiction in which it is required to be licensed or qualified, except where the failure to be so licensed or qualified could not, individually or in the aggregate, reasonably be expected to have a material adverse effect on Parent's, Buyer's, CTS China's or CTS Taiwan's ability to consummate the transactions contemplated hereby.

                  6.2. Due Execution. This Agreement and the agreements and instruments contemplated hereby and the consummation of the transactions contemplated hereby and thereby have been duly and validly approved by the Board of Directors of Parent and Buyer and each of this Agreement and such other agreements and instruments has been or, in the case of agreements and instruments to be delivered at the Closing, will be as of the Closing, duly and validly executed and delivered by Parent, Buyer and the Buyer Subs and is, or, in the case of agreements and instruments to be delivered at the Closing, will be as of the Closing, valid and binding obligations of each of Parent, Buyer and the Buyer Subs enforceable against them, to the extent they are a party, in accordance with their respective terms.

                  6.3.  Effect of  Agreement.  Except for the consents set forth
Schedule 8.3, the execution, delivery and performance of this Agreement and the agreements and instruments contemplated hereby by each of Parent, Buyer and the Buyer Subs and consummation of the transactions contemplated hereby and thereby will not (i) require the consent, approval or

                                                                NY:  750767v16
                                                        19
authorization of any Governmental Entity, (ii) violate any Law applicable to Parent, Buyer or any Buyer Sub, or (iii) conflict with, violate or constitute a breach of or default (with or without notice or lapse of time or both) under the certificate of incorporation, bylaws, or any indenture, mortgage, deed of trust or other agreement or instrument, or any order, judgment, award, decree, statute, ordinance, regulation or any other restriction of any kind or character, to which Parent, Buyer or any Buyer Sub is a party, or by which Parent, Buyer or any of their assets or properties is bound.

                  6.4. Litigation. None of Parent, Buyer or any Buyer Sub is engaged in or a party to any material suit, action, claim, arbitration or other legal proceeding (equitable, legal or administrative) that could reasonably be expected to have a material adverse effect on Parent's, Buyer's or any Buyer Subs' ability to consummate the transactions contemplated hereby and, to the knowledge of the senior executives of Parent, no such action, suit, claim, arbitration proceeding or investigation is pending. Neither Buyer nor any of its affiliates is in material default under the terms of any judgment, order or decree of any Governmental Entity that could reasonably be expected to have a material adverse effect on Parent's, Buyer's or any Buyer Subs' ability to consummate the transactions contemplated hereby.

                  6.5. Warranty Disclaimer. The representations and warranties of Seller set forth in this Agreement, the Intellectual Property Agreement and the other agreements to be executed and delivered at the Closing are the only representations and warranties made by Seller or MSubs to Buyer, Parent and Buyer Subs with respect to the transactions contemplated hereby and thereby.

         7.       Closing.

                  7.1. Closing. (a) Subject to the fulfillment or waiver of the conditions precedent set forth in this Agreement, the consummation of the transactions contemplated hereby (the "Closing") will take place 10:00 a.m., (Chicago time) at the offices of Seller at the Galvin Center, Schaumburg, Illinois, on the last day of Seller's accounting period for the month of February 1999 (the "Closing Date"), or such other date as provided in Section 7.1(b), provided, however, that such place and/or time of day may be changed by the mutual consent of Seller and Buyer. All acts and transactions to be taken or effected at the Closing will be deemed to have been taken simultaneously and will be deemed to be effective as of the close of business (Chicago time) on the Closing Date.

                  (b) Subject to Sections 7.4, 8 and 9, if the Closing has not occurred by the date specified in Section 7.1(a) as a result of the failure of any of the conditions set forth in Sections 8.2, 8.3, 8.5, 9.2, 9.3 or 9.5 to have been satisfied or waived, then the Closing Date will be extended to the Business Day after the conditions set forth in Sections 8.2, 8.3, 8.5, 9.2, 9.3 and 9.5 have been satisfied.

                  7.2. Deliveries at Closing by Seller. At the Closing, Seller will deliver or cause to be delivered to Buyer the following instruments, duly executed:

 (a) an Assignment and Assumption Agreement in the form attached hereto as Exhibit E (the "Assignment and Assumption Agreement");

                                                               NY:  750767v16
                                                        20

                  (b) (i) a Bill of Sale with respect to Purchased Assets located in the United States in the form attached hereto as Exhibit F-1; (ii) a Bill of Sale with respect to Purchased Assets located in China in the form attached hereto as Exhibit F-2; and (iii) a Bill of Sale with respect to the Purchased Assets located in Taiwan in the form of Exhibit F-3 (the items referred to in the preceding clauses (i) -
         (iii) collectively, the "Evidence of Transfer Agreements");

 (c) the Intellectual Property Agreement and the documents to be delivered by Seller at Closing pursuant thereto;

                  (d) the (i) Transition Services Agreement  (Schaumburg) in the
         form attached hereto as Exhibit G-1; (ii) Transition Services Agreement (Scottsdale) in the form attached hereto as Exhibit G-2; (iii) Transition Services Agreement (Albuquerque/MCIC) in the form attached hereto as Exhibit G-3-a and Transition Services Agreement (Alburquerque/Buyer) G-3-b; (iv) Transition Services Agreement (China) in the form attached hereto as Exhibit G-4; and (v) Transition Services Agreement (Taiwan) in the form attached hereto as Exhibit G-5 (the items referred to in the preceding clauses (i) - (v) collectively, the "Transition Services Agreements");

                  (e) the (i) Joint Use and Occupancy Agreements with respect to the Tainjin China Facilities in the form attached hereto as Exhibit H-1 and Exhibit H-2; (ii) Joint Use and Occupancy Agreement with respect to the Chung-Li, Taiwan Facility in the form attached hereto as Exhibit H-3; (iii) Joint Use and Occupancy Agreement with respect to the Albuquerque, New Mexico Facility in the form attached hereto as Exhibit H-4; (iv) Joint Use and Occupancy Agreement with respect to the Schaumburg, Illinois Facility in the form attached hereto as Exhibit H-5; and (v) Joint Use and Occupancy Agreement with respect to the Scottsdale, Arizona Facility in the form of Exhibit H-6 (the items referred to in the preceding clauses (i) - (v) collectively, the "Joint Use and Occupancy Agreements");

                  (f) agreement regarding a strategic supplier relationship in the form attached hereto as Exhibit I (the "Strategic Supplier Agreement");

                  (g)      the 401(k) Transfer Agreement;

                  (h)      Pension Transfer Agreement;

                  (i) an Assignment and Assumption Agreement with respect to the Albuquerque Lease in the form attached hereto as Exhibit J-1 (the "Albuquerque Assignment"); the Guaranty in the form attached hereto as Exhibit J-2 (the "Guaranty"), and the Mortgage in the form attached hereto as Exhibit J-3 (the "Mortgage").

                  (j) the Secondment Agreements in the form attached as Exhibit K with respect to the individuals to be seconded pursuant to Section
         13.6 (the "Secondment Agreements");

 (k) the Sales Representation Agreement in the form attached as Exhibit L (the "Sales Representation Agreement");

                                                              NY:  750767v16
                                                        21

 (l) the Reimbursement Agreement in the form attached as Exhibit M (the "Reimbursement Agreement");

 (m) a certificate of Seller dated the Closing Date, certifying to the fulfillment of the conditions specified in Section 8.1 of this Agreement; and

                  (n) a Co-Hab Agreement substantially in the form attached as Exhibit N with respect to the sales office locations listed on the cover page of Exhibit N under the caption "Co-Hab Locations" (the "Co-Hab Agreements").

                  7.3. Deliveries at Closing by Buyer. At the Closing, Buyer will deliver or cause to be delivered to Seller the following instruments, duly executed:

                  (a) Evidence reasonably satisfactory to Seller that CTS Taiwan and CTS China have received the Permits listed on Schedule 8.6;

                  (b) the portion of the Purchase Price due at Closing paid in accordance with Section 4.1(b);

                  (c)      the Assignment and Assumption Agreement;

                  (d)      the Evidence of Transfer Agreements;

                  (e)      the Intellectual Property Agreement;

                  (f)      the Transition Services Agreements;

                  (g)      the Joint Use and Occupancy Agreements;

                  (h)      the Strategic Supplier Agreement;

                  (i)      the 401(k) Transfer Agreement;

                  (j)      the Pension Transfer Agreement;

                  (k) the Albuquerque Lease Assignment, the Guaranty and the Mortgage;

                  (l)      the Secondment Agreements;

                  (m)      the Sales Representation Agreement;

                  (n)      the Reimbursement Agreement;

                  (o)      the Co-Hab Agreements; and

                  (p) a certificate of Buyer dated the Closing Date for such Closing, certifying to the fulfillment of the conditions specified in Section 9.1 of this Agreement.

                  7.4. Consummation of Transactions. Without limiting the generality or effect of any provision of Sections 8 and 9, prior to the Closing, each of the parties hereto agrees to use all

                                                               NY:  750767v16
                                                        22
reasonable efforts with due diligence and good faith to satisfy promptly all conditions required hereby to be satisfied by such party in order to expedite the consummation of the transactions contemplated hereby. Parent and Buyer will use all reasonable efforts to obtain the financing described in Section 8.7.

         8. Conditions Precedent to Buyer's Obligations. All obligations of Buyer hereunder are subject to the fulfillment on or before the Closing Date of each of the following conditions:

                  8.1. Accuracy of Representations and Fulfillment of Covenants.
(a) All representations and warranties of Seller contained in this Agreement that are qualified as to materiality shall be true and correct, and the representations and warranties of Seller contained in this Agreement that are not so qualified shall be true and correct in all material respects, in each case, on and as of, the Closing Date as though such representations and warranties had been made upon, and as of, such date, (b) Seller shall have performed and complied in all material respects, in each case with all of its covenants, agreements, and obligations hereunder required to be performed or complied with on or before the Closing, and (c) Seller shall have delivered to Buyer a certificate certifying each of the foregoing, dated the Closing Date and signed by one of Seller's senior officers to the foregoing effect, provided, however, that such certificate may disclose specific facts or circumstances arising after the date hereof which would cause clause (a) of this sentence to be untrue (a "Disclosed Breach"). If such certificate contains a Disclosed Breach and Buyer and Parent nonetheless decide to Close, Buyer and Seller will prior to Closing negotiate in good faith to determine the dollar amount of indemnification or other resolution, if any, in respect of the Disclosed Breach and payment by Seller of the dollar amount so determined will, in the event of an Indemnifiable Loss reasonably foreseeable to relate to, result from or arise out of such Disclosed Breach, be deemed to be in full satisfaction of Seller's indemnification obligation under Section 11.1(a)(iii) with respect to such Indemnifiable Loss .

                  8.2. Litigation. At the Closing Date, there shall be no litigation pending or, to the best of Seller's knowledge, threatened, in which any preliminary or permanent injunction or temporary restraining order or other judicial or administrative order or decree in any jurisdiction is or may be sought to prevent the transactions contemplated hereby, declare unlawful the transactions contemplated hereby or cause such transactions to be rescinded.

                  8.3. Consents. Seller shall have obtained all consents identified on Schedule 8.3.

                  8.4. Delivery of Documents. Seller shall have delivered the documents, instruments and certificates identified in Section 7.2, in each case duly executed by Seller and any of its affiliates party thereto.

                  8.5. Hart-Scott-Rodino. The waiting period under the HSR Act required to permit the consummation of the transactions provided for herein shall have expired or been terminated.

 8.6. Permits. Buyer shall have obtained the consents and Permits listed on
Schedule 8.6.

                                                              NY:  750767v16
                                                        23

                  8.7.  Financing.   Buyer  shall  have  obtained  financing  on
commercially reasonable terms that is sufficient to fund the payment of the Purchase Price and shall have received the proceeds thereof.

         9. Conditions Precedent to Obligations of Seller. All obligations of Seller hereunder are subject to the fulfillment on or before the Closing Date of each of the following conditions:

                  9.1. Accuracy of Representations and Fulfillment of Covenants. All representations and warranties of Buyer contained in this Agreement that are qualified as to materiality shall be true and correct, and the representations and warranties of Buyer contained in this Agreement that are not so qualified shall be true and correct, in all material respects, in each case on, and as of, the Closing Date as though such representations and warranties had been made upon, and as of, such date, and Parent and Buyer shall have performed and complied in all material respects with all of its covenants, agreements and obligations hereunder required to be performed or complied with on or before the Closing.

                  9.2. Litigation. At the Closing Date, there shall be no litigation pending or to the best of Buyer's knowledge, threatened in which any preliminary or permanent injunction or temporary restraining order or other judicial or administrative order or decree in any jurisdiction is or may be sought to prevent the transactions contemplated hereby, declare unlawful the transactions contemplated hereby or cause such transactions to be rescinded.

 9.3.Consents.  Buyer shall have  obtained all consents  identified on Schedule
     9.3.

                  9.4. Delivery of Documents. Buyer shall have delivered the Closing Payment and the documents, instruments and certificates identified in
Section 7.3, in each case duly executed by Buyer and any of its affiliates party thereto.

                  9.5. Hart-Scott-Rodino. The waiting period under the HSR Act required to permit the consummation of the transactions provided for herein shall have expired or been terminated.

         10. Risk of Loss. Any risk of loss or damage to the Purchased Assets will be borne by Seller until the Closing at which time risk of loss and title thereto will pass to Buyer.

         11.      Indemnity and Survival of Representations.

                  11.1.    Indemnification.

                  (a) Indemnification Obligation of Seller. Seller hereby agrees to indemnify, defend and hold harmless Parent, Buyer and their respective affiliates and their respective directors, officers, employees, agents and representatives (including any successor to any of the foregoing) (each of such person, a "Buyer Indemnitee" ) from and against any and all losses, costs, claims, demands, actions, suits, proceedings (or settlement or compromise thereof) damages, liabilities or expenses (including court costs and reasonable attorneys' fees and expenses) incurred by them ("Indemnifiable Losses") relating to, resulting from or arising out of (i) any Excluded Liability, (ii) the breach by Seller of any

                                                               NY:  750767v16
                                                        24
         covenant contained herein, or in any other agreement executed in connection herewith, including, without limitation, the Intellectual Property Agreement and the Reimbursement Agreement, (iii) the breach of any representation or warranty of Seller contained in this Agreement, or in any other agreement executed in connection herewith, including, without limitation, the Intellectual Property Agreement (until such representation or warranty has ceased to survive pursuant to Section 11.2), and (iv) any Extraordinary Warranty Claims. For purposes of this
         Section 11, "Extraordinary Warranty Claims" means the total amount of Indemnifiable Losses of the Buyer Indemnitees in excess of $973,000 in the aggregate with respect to claims (provided such claims are asserted by a third party prior to the end of the nine month anniversary of the Closing Date) under Buyer's or Buyers Subs' standard express or implied warranties (including returns) in respect of Products sold during the period commencing on the Closing Date and ending on the close of business on the 75th calendar day after the Closing Date for defects in materials or workmanship in the manufacture of such Products, including in connection with any recall of Products; provided that in no event will Buyer Indemnitees be entitled to indemnification under Section 11.1(a)(iv) for Extraordinary Warranty Claims in excess of $3,000,000 in the aggregate.

                  (b) Indemnification Obligation of Parent and Buyer. Buyer and Parent hereby agree to indemnify, defend and hold harmless Seller and its affiliates and their respective directors, officers, employees, agents and representatives (including any successor to any of the foregoing) (each such person, a "Seller Indemnitee") from and against any and all Indemnifiable Losses relating to, resulting from or arising out of (i) any Assumed Liability, (ii) the breach by Buyer or Parent of any covenant contained herein, or in any other agreement executed in connection herewith, including, without limitation, the Intellectual Property Agreement, (iii) the breach of any representation or warranty of Buyer or Parent contained in this Agreement, or in any other agreement executed in connection herewith, including, without limitation, the Intellectual Property Agreement (until such representation or warranty has ceased to survive pursuant to Section
         11.2 hereof), and (iv) the operation of the Business and ownership of the Purchased Assets by Buyer or any of its affiliates, successors or assigns after the Closing Date.

                  (c) Limits on Indemnification Obligation. The indemnification obligations of Seller, Parent and Buyer pursuant to this Section 11 are subject to the following:

                  (i) Buyer Indemnitees will not be entitled to be indemnified under Section 11.1(a)(iii) (other than for breach of the representation and warranty in Section 5.9(a) with respect to a Third Party Claim or for breach of the representation and warranty in Section 5.12) until such time as the aggregate Indemnifiable Losses indemnified under such Sections exceeds $500,000 (in which event the Buyer Indemnitees will be entitled only to the excess of such Indemnifiable Losses over $500,000); and Seller Indemnitees will not be entitled to be indemnified under Section 11.1(b)(iii) until such time as the aggregate Indemnifiable Losses indemnified under such Sections exceeds $500,000 (in which event the Seller Indemnitees will be entitled only to the excess of such Indemnifiable Losses over $500,000); and

                  (ii) In no event will Buyer Indemnitees be entitled to indemnification under Section 11.1(a)(ii) (other than for a breach of Sections 2.1 or 12.7) or Section 11.1(a)(iii)

                                                              NY:  750767v16
                                                        25

         (other than for breach of the representation and warranty in Section 5.12) in excess of the sum of $74,800,000 plus 55% of the amount paid pursuant to Section 4.1(a)(iii) during the previous 24 months (such sum, the "Indemnification Cap Amount"), and in no event will Seller Indemnitees be entitled to indemnification under Section 11.1(b)(ii) (other than for a breach of Section 4.1) or Section 11.1(b)(iii) in excess of the Indemnification Cap Amount;

                  (iii) In no event will Buyer Indemnitees be entitled to indemnification under Section 11.1(a)(iii) for a breach of the representation and warranty in Section 5.12 or to payments of money pursuant to Section 11.1(d) in excess in the aggregate of the sum of $136,000,000 plus the amount paid pursuant to Section 4.1(a)(iii) during the period for which such representation and warranty survives pursuant to Section 11.2 (the "Sufficiency Rep Cap");

                  (iv) (A) in the absence of fraud on the part of the breaching party, (B) except for Indemnifiable Losses for which a party is entitled to indemnification pursuant to Section 11.1(a)(i) or 11.1(b)(i), as applicable, and (C) except for indemnification under
         Section 11.1(a)(ii) for breach of any of the agreements of Seller in Sections 2.1 or 12.7, IN NO EVENT WILL SELLER, PARENT, BUYER OR ANY OF THEIR RESPECTIVE AFFILIATES BE LIABLE FOR SPECIAL, INCIDENTAL, INDIRECT, COLLATERAL, CONSEQUENTIAL OR PUNITIVE DAMAGES IN CONNECTION WITH ANY INDEMNIFIABLE LOSS ARISING OUT OF THE BREACH OF ANY
         REPRESENTATION, WARRANTY OR COVENANT OF THIS AGREEMENT, THE INTELLECTUAL PROPERTY AGREEMENT OR THE REIMBURSEMENT AGREEMENT (1) in excess of 50% of the Indemnification Cap or the Sufficiency Rep Cap that would otherwise apply to the indemnification for such breach or
         (2) for which a claim for indemnification is first asserted in accordance with the last sentence of Section 11.2 after the first anniversary of the Closing Date (it being understood that any Indemnifiable Loss that constitutes the type of damages specified in this Section 11.1(c)(iv) will also be subject to the aggregate limitations on liability set forth in Section 11.1(c)(ii) or (iii), as applicable); and

                  (v) In the absence of intentional and willful fraud by Seller, Parent and Buyer's sole recourse following the Closing for any breach by Seller of any representation, warranty or agreement contained in this Agreement, the Intellectual Property Agreement and the Reimbursement Agreement will be the provisions of this Section 11.1 and, in the absence of intentional and willful fraud by Parent or Buyer, Seller's sole recourse following the Closing for any breach by Parent or Buyer of any representation, warranty or agreement contained in this Agreement, the Intellectual Property Agreement or the Reimbursement Agreement will be the provisions of this Section 11.1.

                  (d) Sufficiency of Assets Remedy. (i) Without limiting the generality or effect of this Section 11, in the event of a breach of
         Section 5.12 (other than Section 5.12(c)), whether discovered prior to, on or after the Closing Date, Seller will promptly (or if such breach is discovered prior to the Closing, on the Closing Date) deliver to Buyer or a Buyer Sub, as Buyer directs, such assets, properties or rights as are sufficient to cure such breach. In the event of a breach of Section 5.12(c), Seller will provide the services that would have been provided by such staff pursuant to the

                                                               NY:  750767v16
                                                        26

         Transition Services Agreement as a Transition Service (as defined in the relevant Transition Services Agreement), and the fee for such Transition Service will be 130% of such individual's hourly rate, calculated based on such individual's annual salary and assuming a 40 hour work week.

                  (ii) On or promptly upon written request from Buyer after the Closing Date, Seller will reimburse Buyer or Buyer Subs, as applicable, for the cost of replacing the specific assets identified as "Shared Assets" on Schedule 5.12(a).

                  (iii) Buyer will use its reasonable efforts to notify Seller of any potential claims under this Section 11.1(d), as promptly as is practicable after Buyer becomes aware of any such claim, provided, however, that Buyer's failure to so notify Seller will not affect Seller's obligations pursuant to this Section 11.1(d).

                  (e) Notice and Defense of Claims. With respect to each third party claim subject to this Section 11 (a "Third Party Claim"), the party seeking indemnification (the "Indemnified Party") must give prompt notice to the indemnifying party (the "Indemnifying Party") of the Third Party Claim. The Indemnifying Party may, at its sole cost and expense, upon notice to the Indemnified Party within 30 days after the Indemnifying Party receives notice of the Third Party Claim, assume the defense of the Third Party Claim, with counsel of its choice. The Indemnifying Party will not consent to a settlement of, or the entry of any judgment arising from, any Third Party Claim, unless (i) the settlement or judgment is solely for money damages, or (ii) the Indemnified Party consents thereto, which consent will not be unreasonably withheld. The Indemnifying Party will provide the Indemnified Party with 30 days prior notice before it consents to a settlement of, or the entry of a judgment arising from, any Third Party Claim. The Indemnified Party will be entitled to participate in the defense of (but not control) any Third Party Claim, the defense of which is assumed by the Indemnifying Party, with its own counsel and at its own expense. The parties will cooperate in the defense of any Third Party Claim and the relevant records of each party will be made available on a timely basis. If the Indemnifying Party does not assume the defense of any such claim or proceeding resulting therefrom in accordance with the terms hereof, the Indemnified Party may defend such claim or proceeding in a reasonable manner, including settling such claim or proceeding on such terms as the Indemnified Party may deem appropriate after giving 30 days' notice of the same to the Indemnifying Party and obtaining the consent of the Indemnifying Party, which consent will not be unreasonably withheld. The Indemnifying Party will be liable for the reasonable fees and expenses of counsel employed by the Indemnified Party if the Indemnifying Party has not assumed the defense thereof. Whether or not the Indemnifying Party chooses to defend or prosecute any claim involving a third party, all the parties hereto will cooperate in the defense or prosecution thereof and will furnish such records, information and testimony, and attend such conferences, discovery proceedings, hearings, trials and appeals, as may be reasonably requested in connection therewith.

                  (f) Offset of Benefits. In determining the amount of any Indemnifiable Loss recoverable under this Section 11, the parties agree to take into account any tax savings and insurance recoveries of the Claiming Party (net of costs, if any, incurred in connection with such benefits), so that the amount claimed hereunder equals the net amount thereof.

                                                              NY:  750767v16
                                                        27

         If any amounts are recoverable pursuant to this Section 11 are covered by insurance, the parties will use all reasonable efforts to recover such amount of such Indemnifiable Loss from the insurer of such insurance which recovery will reduce the amount hereunder.

                  (g)  Subrogation.   Upon  making  any  indemnity  payment  the
         Indemnifying Party will, to the extent of such indemnity payment, be subrogated to all rights of the Indemnified Party against any third person that is not an affiliate of the Indemnified Party or an insurer of the Indemnified Party in respect of the Indemnifiable Loss to which the indemnity payment relates; provided, however, that (i) the Indemnifying Party will then be in compliance with its obligations under this Agreement in respect of such Indemnifiable Loss and (ii) until the Indemnified Party recovers full payment of its Indemnifiable Loss, any and all claims of the Indemnifying Party against any such third person on account of said Indemnity Payment will be subrogated and subordinated in right of payment to the Indemnified Party's rights against such third person. Without limiting the generality or effect of any other provision hereof, each such Indemnified Party and Indemnifying Party will duly execute upon request all instruments reasonably necessary to evidence and perfect the above-described subrogation and subordination rights.

                  11.2. Survival of Representations and Warranties. Each of the representations and warranties contained in this Agreement and the Intellectual Property Agreement will survive the Closing and remain operative and in full force and effect, regardless of any investigation made by or on behalf of Parent, Buyer or Seller, until the second anniversary of the Closing Date, provided, however, the representations and warranties contained in Section 5.4 will survive the Closing and remain in full force and effect until the expiration of the statute of limitations under the applicable statute and regulation and the representations and warranties contained in Section 5.12 will survive the Closing and remain in full force and effect until the later of (a) the second anniversary of the Closing Date and (b) to the extent a breach of the representations and warranties contained in Section 5.12 relates to assets required for use primarily at a particular Facility, the 90th day after Buyer and Buyer Subs no longer conduct the Business at the Facility. Any claim for indemnification with respect to any of such matters which is not asserted by a notice given as herein provided specifically identifying the particular breach underlying such claim (whether or not the Indemnifiable Loss has been actually incurred as of the date of such notice) and the facts and Indemnifiable Loss relating thereto (to the extent reasonably determinable as of the date of such notice), within such specified periods of survival may not be pursued and is hereby irrevocably waived.

         12.      Covenants and Agreements.

                  12.1. Operation of the Business; Buyer's Right to Excluded Assets. (a) Except pursuant to the Rationalization Plan as described on Schedule 12.1(a), as expressly contemplated herein or as otherwise consented to by Buyer in writing, prior to the Closing, Seller will and will cause MSubs to:

                  (i) Use reasonable efforts to keep the Business intact and not take or permit to be taken or do or suffer to be done anything other than in the ordinary course of business of the Business as presently conducted, and use reasonable efforts to preserve and maintain the goodwill associated with the Business and the ordinary and customary

                                                                NY:  750767v16
                                                        28
 relationships of the Business with the customers, suppliers, distributors, licensors and others having business relationships with it;

                    (ii)Continue existing  practices  relating to the
                        maintenance of the Purchased Assets;

                  (iii) Not purchase, sell, lease or dispose of, or enter into any lease, agreement or other contract for the purchase, sale, lease or disposition of, or subject to Lien, any of the Purchased Assets other than (i) Products, (ii) in the ordinary course of business of the Business, or (iii) pursuant to any Contract listed or described on
         Schedule 5.8(a) or that would be listed or described on Schedule 5.8(a) but for a dollar, time or other exclusion or exception in Section 5.8(a);

                  (iv) Not increase the rate of compensation of any Employee or promote any Employee, except (i) as required by Law, (ii) in the ordinary course of business consistent with past practice, or (iii) pursuant to a Scheduled Contract;

                  (v) Not create or incur any Indebtedness or liability other than in the ordinary course of business, or guarantee any Indebtedness or other liability of any other person, in each case that would constitute an Assumed Liability;

                  (vi) Not enter into any employment Contract with respect to any Employee that is not either an Excluded Contract or terminable at will without liability to Buyer or Parent;

                  (vii) Not enter into any Contract that would have been a Scheduled Contract or a Motorola Customer PO had it been in existence on the date of this Agreement or materially modify any Scheduled Contract, provided however, that for purposes of this Section 12.1(g), the dollar amounts in Section 5.8 will be deemed to be $250,000 and provided further that this Section 12.1(a)(vii) will not apply to purchase orders for Products that are (A) at prices consistent with Seller's past practices, (B) with customers other than the customers listed on Schedule 12.1(a)(vii), and (C) reasonably expected to have expired or been filled within one year;

                  (viii) Not cancel any debts (other than accounts receivable that are Excluded Assets) or waive any claims or rights pertaining to the Business except in the ordinary course of business;

                  (ix) Not voluntarily take any action that would result in a breach of any representation or warranty of Seller hereunder that is qualified by materiality or a material breach of any representation or warranty of Seller hereunder that is not so qualified;

                  (x)  Not  pay  accounts   payable  other  than  when  due  and
         consistent with past practice except to the extent such account is subject to a bona fide dispute with the account creditor;

                  (xi) Not dispose of, permit to lapse or otherwise fail to preserve any of the rights in the Acquired Intellectual Property, enter into any Contract with respect to the Acquired Intellectual Property except for ordinary course non-disclosure Contracts in

                                                              NY:  750767v16
                                                        29
         favor of Seller which will be Acquired Contracts, or amend any Contract relating thereto, or dispose of or disclose to any person other than an authorized representative of Buyer, any trade secret;

 (xii) Not dispose of or permit to lapse any material Permit;

 (xiii)  Make  the   capital   expenditures   as   contemplated   by   Schedule
     12.1(a)(xiii);

                  (xiv) Not settle or compromise or agree to settle any claim related to the Business which is in excess of $50,000 against any person unless such claim is an Excluded Liability;

 (xv)Not make any change in the accounting methods, principles or practices of the Business, except as required by GAAP;

                  (xvi) Not dispose of any assets, properties or rights used or held for use primarily in the Business (other than Excluded Assets and inventories of Products in the ordinary course of business to satisfy customer purchase orders);

                  (xvii) Not enter into any Contract with any third party relating to patents, inventions, copyrights, trademarks and know how of the Business;

                  (xviii) Timely file, prosecute, maintain and keep in effect the Assigned Motorola Patents and Inventions (each as defined in the Intellectual Property Agreement), as it would in the ordinary course of business, however, if in the ordinary course of business, Seller determines to drop or abandon any such Assigned Motorola Patent or Invention, Seller will use reasonable efforts to timely advise Parent, and Parent will have the right to request Seller to maintain or file such matter at Parent's sole expense (and Buyer and Parent will not be entitled to collect from or assert any claims against employees of Seller for errors in the filing, prosecution, maintenance and keeping in effect of the Assigned Motorola Patents and Inventions); and

                  (xix) Not amend any Retirement Plan to change the level of benefits with respect to Eligible Employees.

                  (b) From and after the date hereof, Seller will not dispose of any of the Excluded Fixed Assets without first offering to Transfer such assets, properties or rights to Buyer or Buyer Sub (as Buyer elects) without the payment of additional consideration by Buyer, any Buyer Sub or Parent, provided, however, that Seller will have no further obligation under this Section 12.1(b) as to assets and properties not identified by Buyer in writing to Seller within three months after the date hereof. In the event that Buyer elects to accept Seller's offer pursuant to this Section 12.1(b), such assets, properties and rights will be Transferred to Buyer promptly after Seller receives notice that Buyer has so elected, but in no event prior to the Closing Date. Buyer will pay all costs of shipping any such assets from Seller's loading dock.

                  12.2. Contracts and Permits. (a) Notwithstanding anything to the contrary in this Agreement, to the extent that (i) any Acquired Contract is not capable of being assigned to Buyer or a Buyer Sub, as applicable, in connection with the Closing without the consent or waiver

                                                               NY:  750767v16
                                                        30
of a third person (including without limitation a Governmental Entity) which consent or waiver has not been obtained on or before the Closing Date, or (ii) any of the transactions contemplated by this Agreement or the Intellectual Property Agreement constituted or would constitute a breach of any Acquired Contract, or a violation of any Law, Seller will be deemed not to have Transferred, and will not be obligated to Transfer, to Buyer or Buyer Subs any direct or indirect right, title or interest in or to any such Acquired Contract without first having obtained all necessary consents and waivers. Seller will use reasonable efforts to obtain such consents and waivers as may be necessary to cure such potential breach or violation; provided, however, but without affecting Seller's obligations under Section 11, Seller will not be obligated to pay any consideration therefor or incur any liability or obligation to the party from whom the consent or waiver is requested.

                  (b) To the extent that the consents and waivers referred to in the immediately preceding paragraph are not obtained, or until the breaches or violations referred to in the immediately preceding paragraph are resolved, Seller will use reasonable efforts, with reasonable costs of Seller and its affiliates related thereto to be promptly reimbursed by Buyer, to (i) provide to Buyer or a Buyer Sub, as applicable, at its request, the benefits of any such Acquired Contract, (ii) cooperate in any reasonable and lawful arrangement designed to provide such benefits to Buyer, without incurring any financial obligation to Seller or any of its affiliates, and (iii) enforce, at the request of Buyer and for the account of Buyer or Buyer Subs, as applicable, any rights of Seller arising from any such Acquired Contract against the other party or parties to such Contract (including the right to elect to terminate in accordance with the terms thereof upon the advice of Buyer) unless Seller determines in good faith that so enforcing an Acquired Contract would have a material adverse effect on an important business relationship with the party against whom enforcement would be sought. To the extent that Buyer or a Buyer Sub receives the benefits of any such Acquired Contract, such an arrangement is in effect and Seller has not failed to enforce its rights under any such Acquired Contract at Buyer's request, then, notwithstanding any provision to the contrary contained herein, Buyer or Buyer Subs, as applicable, will perform or pay for the benefit of the other party or parties thereto the obligations of Seller under or in connection with any such Acquired Contract and will indemnify and hold Seller and its affiliates harmless from any Indemnifiable Losses relating to, resulting from or arising out of any failure by Buyer or Buyer Subs so to perform or pay. Buyer and Buyer Subs will comply with all reasonable requests of Seller for cooperation in connection with the performance of Seller's obligations under this Section 12.2(a) and (b).

                  (c) To the extent that Buyer has not obtained, despite reasonable efforts to obtain, a replacement for the Permits listed on Schedule 5.11(b) and any other Permits that would be included in the Purchased Assets but for the fact that such Permits are not assignable or Transferrable to Buyer or the applicable Buyer Sub (collectively, "Non-Transferrable Permits"), then, on or prior to the Closing Date, Seller will use reasonable efforts, with reasonable costs of Seller and its affiliates related thereto to be promptly reimbursed by Buyer, to (i) provide to Buyer or a Buyer Sub, as applicable, at its request, the benefits of any such Non- Transferrable Permit and (ii) cooperate in any reasonable and lawful arrangement designed to provide such benefits to Buyer, without incurring any financial obligation or incurring any liability or obligation to Seller or any of its affiliates. To the extent that Buyer or a Buyer Sub receives the benefits of any such Non-Transferrable Permit, such an arrangement is in effect, then, notwithstanding any provision to the contrary contained herein, Buyer or Buyer Subs, as applicable, will perform or pay for the obligations of Seller under or in connection with any such

                                                               NY:  750767v16
                                                        31

Non-Transferrable Permit and will indemnify and hold Seller and its affiliates harmless from any Indemnifiable Losses relating to, resulting from or arising out of any failure by Buyer or Buyer Subs so to perform or pay. Buyer and Buyer Subs will comply with all reasonable requests of Seller for cooperation in connection with the performance of Seller's obligations under this Section 12.2(c).

                  12.3. Books and Records. Seller will have six months from the Closing Date to enter the Facilities and remove any books, records, ledgers, files, documents, correspondence, lists or other written material (collectively, "Pre-Closing Files") which existed prior to the Closing Date and which are not included in the Purchased Assets. From the Closing Date until the six month anniversary thereof, such Pre-Closing Files will remain the property of Seller and will not be copied, removed or destroyed by Parent or Buyer without the express permission of Seller. On the six month anniversary of the Closing, any Pre-Closing Files left in the Facilities will be Transferred to Buyer. Notwithstanding the foregoing, at any time and from time to time after the Closing Date Buyer will provide Seller (upon reasonable notice and without undue disruption to the Business) with access to Pre-Closing Files Transferred to the Buyer in order to facilitate Seller's financial, tax or similar reporting or for such other purposes as Seller may reasonably request. Similarly, in the event any Pre-Closing Files removed by Seller are required for the ongoing operation of the Business by Buyer, Seller will provide Buyer access to such materials (upon reasonable notice and without undue disruption to Seller's business). If Buyer elects to dispose of such records, it will first give Seller 60 days' written notice, during which period Seller will have the right to take such records without further consideration.

                  12.4.    Governmental Consents; Injunctions.

                  (a) Buyer and Seller have filed with the Federal Trade Commission (the "FTC") and the Antitrust Division of the United States Department of Justice (the "Antitrust Division") a premerger notification in accordance with the Hart-Scott-Rodino Act (the "HSR Act") with respect to the transactions contemplated by this Agreement and the notification period thereunder has expired. Buyer and Seller will furnish promptly to the FTC and the Antitrust Division any additional information requested by either of them pursuant to the HSR Act in connection with such filings. All filings referred to in this
         Section 12.4 will comply in all material respects with the requirements of the respective Laws pursuant to which they are made.

                  (b) Upon the terms and subject to the conditions set forth in this Agreement, each of the parties agrees to use their respective reasonable efforts to take, or cause to be taken, all actions, and to do, or cause to be done, and to assist and cooperate with the other parties in doing, all things necessary, proper or advisable to consummate and make effective, in the most expeditious manner practicable, the transactions contemplated hereby, including (i) the obtaining of all necessary consents and approvals from Governmental Entities as described in Sections 5.3 and 6.3, (ii) the obtaining of all replacements for the Permits listed on Schedule 5.11(b), (iii) the obtaining of all necessary consents, approvals or waivers from third parties, and (iv) the execution and delivery of any additional instruments necessary to consummate the transactions contemplated by this Agreement.

                                                                NY:  750767v16
                                                        32

                  (c) Without limiting the generality or effect of Section 12.4(a) or (b) or Section 1, each of the parties will (i) use their respective reasonable efforts to comply as expeditiously as possible with all lawful requests of Governmental Entities for additional information and documents pursuant to the HSR Act or with respect to the governmental approvals referred to in Sections 5.3 and 6.3, (ii) not (A) extend any waiting period under the HSR Act or (B) enter into any agreement with any Governmental Entity not to consummate the transactions contemplated by this Agreement, except with the prior consent of Buyer, in the case of Seller or any MSub, or Seller in the case of Buyer or Parent, and (iii) if any Governmental Entity having jurisdiction over any party issues or otherwise promulgates any injunction, decree or similar order prior to the Closing which prohibits the consummation of the transactions contemplated hereby, the parties will use their respective reasonable efforts to have such injunction dissolved or otherwise eliminated as promptly as possible and, prior to or after the Closing, to pursue the underlying litigation diligently and in good faith.

                  12.5. Further Assurances. Each party will cooperate and take such action as may be reasonably requested by the other party in order to carry out the provisions and purposes of this Agreement and the transactions contemplated hereby. Without limiting the generality or effect of the foregoing, upon request from time to time, Seller will execute or will cause MSubs to execute and deliver all documents, take all rightful oaths, and do all other acts that may be reasonably necessary or desirable (and not reasonably capable of being done by Buyer or Parent), in the reasonable opinion of Buyer, to perfect or record the title of Buyer or Buyer Subs, as applicable, or their respective successors, to the assets, properties and rights Transferred or licensed or to be Transferred or licensed pursuant to this Agreement or the Intellectual Property Agreement, or to aid in the prosecution, defense or other litigation of any rights arising from said Transfer or license (provided that Buyer will reimburse Seller for all incremental out of pocket costs and expenses resulting from any such request).

                  12.6. Non-Solicitation - Seller. For the period beginning on the Closing Date and ending on the second anniversary of the date thereof, neither Seller nor any of the Seller Entities will solicit for employment or employ any Transferred Employee who has not been terminated by Buyer or a Buyer Sub prior to any such solicitation or employment. Promptly following the Closing Date, Seller will notify each of its human resources managers of Seller's obligations under this Section 12.6 and will provide each such manager with a list of Transferred Employees. If, notwithstanding Seller's compliance with the immediately preceding sentence, Seller inadvertently employs any Transferred Employee (without solicitation of such Transferred Employee for employment other than indirectly through an advertisement in a newspaper or magazine), then (a) if the Transferred Employee is one of the individuals named on Schedule 12.6 (a "Key Employee"), Seller will, immediately upon becoming aware that it has hired or offered to hire a Key Employee in breach of this Section 12.6, terminate such Key Employee's employment or offer of employment with Seller and will promptly pay to Buyer an amount equal to one-third of such Key Employee's annual salary rate as an employee of Buyer or Buyer Sub and (b) if the Transferred Employee is not a Key Employee, Seller will second such Transferred Employee to Buyer or Buyer Sub, as applicable, in a manner designed to provide Buyer or Buyer Sub the full use of such Transferred Employee's services (and Buyer will pay Seller for such services at an hourly rate based on 130% of such individual's annual salary and assuming a 40 hour work week) until such time as Buyer or Buyer Sub is able, using commercially reasonable efforts, to hire another employee having substantially the same qualifications as such Transferred

                                                               NY:  750767v16
                                                        33

Employee and will promptly pay to Buyer an amount equal to one-third of such Transferred Employee's annual salary rate as an employee of Buyer or Buyer Sub. The parties agree that the sole remedy for Seller's inadvertent employment of any Transferred Employee, provided neither Seller nor any Seller Entity has solicited such Transferred Employee for employment other than indirectly through an advertisement in a newspaper or magazine, will be as set forth in this
Section 12.6.

                  12.7. Covenant Not to Compete. (a) For the period beginning on the Closing Date and ending on the second anniversary of the date thereof (the "Non-Compete Period"), except as contemplated by the Reimbursement Agreement, Seller will not and will cause any entity that is consolidated for accounting purposes in Seller's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998 (such entities, together with Seller the "Seller Entities") not to, engage directly or indirectly in the Restricted Business anywhere in the world, including by owning, managing, controlling, participating in, or permitting its name to be used in connection with any business that engages in the Restricted Business, provided, however, that nothing in this Section 12.7 will restrict or prevent any Seller Entity from maintaining and/or undertaking purely passive investments in companies primarily engaged in the Restricted Business so long as the aggregate interest represented by such investments does not exceed (i) 10% of any class of the outstanding debt or equity securities of any such company, in the case of a company whose shares are listed on a national securities exchange or the NASDAQ National Market System or equivalent foreign exchange or quotation system or
(ii) 5% of any class of the outstanding equity or debt securities in the case of any other company and provided, further, that any Seller Entity may acquire the stock, business or assets of an entity if the principal operation of such entity is not the Restricted Business and the purpose of the acquisition is not to operate a Restricted Business. In the event that any Seller Entity acquires the stock, business or assets of an entity engaged in the operation of a Restricted Business, Seller will, or will cause such Seller Entity to, (A) immediately offer the portion of such business or assets that represents Restricted Business to Buyer and negotiate in good faith with Buyer as to the terms and conditions of Buyer's purchase of such business and assets and (B) if Buyer notifies Seller in writing that it is unwilling to purchase such business or assets or, following such good faith negotiations, the parties are unable to reach agreements on the terms of such a purchase, use reasonable efforts to sell the such business or assets, including, without limitation, by actively marketing the business or assets at a market price and on such other terms as are reasonably likely to result in a sale. For purposes of this Agreement "Restricted Business" means the business of manufacturing, marketing, selling and distributing the Products and includes the businesses discontinued in the Rationalization Plan but does not include production of Products that Buyer and Parent have elected not to produce to the extent such Products are produced solely for use by Seller as a component of other products of Seller.

                  (b) Terms used with all capital letters in this Section 12.7(b) have the meaning assigned to them in the Intellectual Property Agreement and Exhibits referred to in this Section 12.7(b) are attached to the Intellectual Property Agreement. MOTOROLA shall not make, HAVE MADE, use and/or sell CFS-ICs which incorporate the function of a CFS that falls within the issued claims of the ASSIGNED PATENTS and INVENTIONS on Exhibit 1 or LICENSED MOTOROLA PATENTS and INVENTIONS on Exhibit 2, for the period of the noncompete, except for those CFS-ICs which MOTOROLA purchases from or are supplied to MOTOROLA by or through CTS, unless (i) CTS has elected not to produce a specific CFS-IC as an UNAVAILABLE COMPONENT for MOTOROLA or (ii) an UNAFFILIATED THIRD PARTY

                                                              NY:  750767v16
                                                        34
produces CFS-ICs that do not fall within the issued claims of the ASSIGNED PATENTS and INVENTIONS on Exhibit 1 or LICENSED MOTOROLA PATENTS and INVENTIONS on Exhibit 2, and then only to the extent MOTOROLA purchases said third party CFS-ICs for use by MOTOROLA solely as a component of other products of MOTOROLA.

                  12.8. Customer Billing. In the event that Seller or any of its affiliates receives payment after the Closing Date on invoices issued by Buyer relating to product sold or services rendered after the Closing Date, Seller will promptly notify Buyer of such receipt and will promptly remit, or will cause such affiliate to promptly remit, such payment to Buyer. In the event that, Buyer or any affiliate of Buyer receives payment after the Closing Date on invoices issued by Seller relating to product sold or services rendered on or prior to the Closing Date that have given rise to accounts receivable that are Excluded Assets, Buyer will promptly notify Seller of such receipt and will promptly remit, or will cause such affiliate to promptly remit, such payment to Seller.

                  12.9. Investigation by Buyer. Prior to the Closing, upon reasonable notice from Buyer to Seller given in accordance with this Agreement, Seller will and will cause MSub to afford to the officers, attorneys, accountants or other authorized representatives of Buyer reasonable access during normal business hours to the Facilities, assets and the books and records of the Business so as to afford Buyer a reasonable opportunity to make, at its sole cost and expense, such review, examination and investigation of the Business as Buyer may reasonably desire to make. Buyer will be permitted to make extracts from or to make copies of such books and records as may be reasonably necessary. Prior to the Closing, Seller will furnish to Buyer, or cause to be furnished to Buyer, such financial and operating data and other information pertaining to the Business as Buyer may reasonably request; provided, however, that nothing in this Agreement will obligate Seller to take actions that would unreasonably disrupt the normal course of Seller's or MSubs' businesses, violate the terms of any applicable Law or any Contract to which Seller or any MSub is a party or by which Seller or any MSub or any of their assets are subject, or grant access to any proprietary or confidential information.

 12.10. Collection of Accounts Receivable; Payment of Accounts Payable.

                  (a) Effective as of the opening of business on the day after the Closing Date, Buyer will act as collection agent on behalf of Seller and MSubs for the accounts receivable that are Excluded Assets (the "Retained Receivables"). Buyer will deliver to Seller within 10 days after the Closing a list of the Retained Receivables showing each customer and the age of the account. As such an agent, Buyer will use such efforts to collect the Retained Receivables as are consistent with the efforts used by Buyer in the collection of its own accounts receivable. The amount received from a Retained Receivables customer will be applied to such customer's accounts according to the invoice specified by such customer. In the event that any payments are received from an Accounts Receivable customer without invoice specification, Buyer will use commercially reasonable efforts to determine the invoice to which such payment applies. During the term of this agency, all proceeds of Retained Receivables received by Buyer will be held in trust for the benefit of Seller and remitted to Seller on or before the close of business of the last date of each month by wire transfer in immediately available funds to the account designated by Seller, together with a statement listing each and the aggregate of all Retained Receivables collected during and outstanding at the end of such month. On the

                                                             NY:  750767v16
                                                        35
         earlier to occur of 180 calendar days after the Closing Date and the collection of all of the Retained Receivables, the agency provided for in this Section 12.10 will terminate. Upon such termination Buyer will provide Seller with documentation reasonably requested by Seller to assist Seller in collecting the remaining Retained Receivables.

                  (b) Seller and MSubs will pay all amounts in respect of accounts payable that are Excluded Liabilities other than the Taiwan Payables (the "Retained Payables") promptly when due except to the extent any such account payable is subject to a bona fide dispute with the account creditor. Seller will promptly notify Buyer of any disputes arising between the Retained Payable creditors and Seller or any of its affiliates.

                  (c) Effective as of the opening of business on the day after the Closing Date, Buyer will act as collection agent on behalf of Seller and MSubs for the accounts payable that are Excluded Liabilities and that are primarily related to the Business as conducted at the Facility in Taiwan (the "Taiwan Payables"). Buyer will deliver to Seller within 10 days after the Closing a list of the Taiwan Payables showing each customer and the age of the account. As such an agent, Buyer will pay the Taiwan Payables promptly when due (and will specify to the account creditor the invoice to which such payment applies) except to the extent that Seller notifies Buyer in writing that a particular Taiwan Payable is subject to a bona fide dispute. Buyer will not be obligated to pay any Taiwan Payable unless Buyer or a Buyer Sub has received funding therefor from Seller or an MSub. During the term of this agency, any funding received by Buyer or a Buyer Sub from Seller or an MSub for payment of a Taiwan Payable will be held in trust for the benefit of Seller. Buyer will provide Seller with a weekly statement listing each and the aggregate of all Taiwan Payables paid during and outstanding at the end of such week and the aggregate of all Taiwan Payable due within the following week. Promptly upon receipt of such report, Seller will wire transfer immediately available funds sufficient to fund the following week's payables to an account theretofore designated by Buyer. On the earlier to occur of 180 calendar days after the Closing Date and the payment of all of the Taiwan Payables, the agency provided for in this Section 12.10 will terminate. Upon such termination Buyer will provide Seller with documentation reasonably requested by Seller to assist Seller in paying the remaining Taiwan Payables.

                  12.11. Insurance. (a) With respect to any loss, liability or damage suffered after the Closing Date relating to, resulting from or arising out of the conduct of the Business on or prior to the Closing Date and included in the Assumed Liabilities for which Seller or any of its affiliates would be entitled to assert, or cause any other Person to assert, a claim for recovery under any policy of insurance from a third party that is maintained by or for the benefit of Seller, in respect of the Business ("Seller's Insurance"), at the request of Buyer, Seller will assert one or more claims under Seller's Insurance covering such loss, liability or damage if Buyer is not itself entitled to assert such claim, but Seller or any of its affiliates is so entitled, provided that all of Seller's and any of its affiliates' out-of-pocket costs and expenses incurred in connection with the foregoing, including without limitation any liability, obligation or expense referred to in the last sentence of this
Section 12.11, are, at the option of the entity incurring such costs and expenses, paid in advance or promptly reimbursed by Buyer; provided, however, that, effective as of the Closing Date, Seller may in its sole discretion terminate or otherwise discontinue any policy of Seller's Insurance but no such termination or discontinuance will affect Seller's liability under Section
12.11. To the extent required under the terms of Seller's Insurance to give effect to the

                                                              NY:  750767v16
                                                        36
foregoing, Seller will be deemed, solely for the purpose of asserting claims for Seller's Insurance pursuant to the immediately preceding sentence, to have assumed or retained liability for such loss, liability or damage to the extent of the policy limits of the applicable policy of Seller's Insurance; provided, however, that (i) Buyer's and Parent's obligations under Section 11 will not be affected by the provisions of this Section 12.11(a) and (ii) with respect to any claim made by Seller or any of its affiliates under any Seller's Insurance pursuant to this Section 12.11(a), Buyer will jointly and severally indemnify, defend and hold harmless Seller and each of its affiliates and their respective directors, officers, partners, employees, agents and representatives (including without limitation any predecessor or successor of any of the foregoing) from and against any Indemnifiable Loss relating to, resulting from or arising out of any deductible, policy limit, obligation, indemnity, reinsurance due to the liquidation or insolvency of the reinsurer, self-insurance retention, or retroactive or retrospective premium resulting from claims made under this
Section 12.11(a) or other like arrangement by which any such entity, including without limitation any captive insurance company, retains any liability or obligation under any such policy of Seller's Insurance or otherwise.

                  (b) With respect to any loss, liability or damage suffered after the Closing Date relating to, resulting from or arising out of the conduct of the Business on or prior to the Closing Date and not included in the Assumed Liabilities for which Buyer or any of its affiliates would be entitled to assert, or cause any other Person to assert, a claim for recovery under any policy of insurance with a third party that is maintained by or for the benefit of Buyer or any of its affiliates, in respect of the Business ("Buyer's Insurance"), at the request of Seller, Buyer will assert one or more claims under Buyer's Insurance covering such loss, liability or damage if Seller is not itself entitled to assert such claim, but Buyer or any of its affiliates is so entitled, provided that all of Buyer's and any of its affiliates' out-of-pocket costs and expenses incurred in connection with the foregoing, including without limitation any liability, obligation or expense referred to in the last sentence of this Section 12.11(b), are, at the option of the entity incurring such costs and expenses, paid in advance or promptly reimbursed by Seller; provided, however, nothing herein will obligate Buyer to maintain any policy of Buyer's Insurance. To the extent required under the terms of Buyer's Insurance to give effect to the foregoing, Buyer will be deemed, solely for the purpose of asserting claims for Buyer's Insurance pursuant to the immediately preceding sentence, to have assumed or retained liability for such loss, liability or damage to the extent of the policy limits of the applicable policy of Buyer's Insurance; provided, however, that (i) Seller's obligations under Section 11 will not be affected by the provisions of this Section 12.11(b) and (ii) with respect to any claim made by Buyer or any of its affiliates under any Buyer's Insurance pursuant to this Section 12.11(b), Seller will indemnify, defend and hold harmless Buyer and each of its affiliates and their respective directors, officers, members, managers, partners, employees, agents and representatives (including without limitation any predecessor or successor of any of the foregoing) from and against any Indemnifiable Loss relating to, resulting from or arising out of any deductible, policy limit, obligation, indemnity, reinsurance due to the liquidation or insolvency of the reinsurer, self-insurance retention, or retroactive or retrospective premium resulting from claims made under this Section 12.11(b) or other like arrangement by which any such entity, including without limitation any captive insurance company, retains any liability or obligation under any such policy of Buyer's Insurance or otherwise.

                                                               NY:  750767v16
                                                        37

                  12.12. Warranty and Returns Claim Processing. Buyer will accept all Products sold prior to the Closing Date that are presented to it on or after the Closing Date for refund, adjustment, allowance, repair, exchange or warranty ("Warranty Claims"). During the first year following the Closing, Buyer will honor Warranty Claims in accordance with Seller's warranty terms or otherwise consistent with Seller's past practice. If Buyer deems it necessary to honor Warranty Claims other than in accordance with Seller's warranty terms or consistent with Seller's past practice in order to maintain an existing relationship with a customer, Seller will not be required to reimburse Buyer pursuant to this Section 12.2 for any excess cost of such Warranty Claim attributable thereto unless and to the extent that the Steering Committee determines such Warranty Claim was reasonably required to be honored in order to maintain an existing customer relationship. Buyer will notify Seller on a monthly basis of all Warranty Claims presented in the previous month and will maintain records reflecting labor and materials required to be performed or provided to honor all Warranty Claims. Seller will reimburse Buyer for the full amount of such Warranty Claims which represent Excluded Liabilities within 15 days of receipt of such notice. Nothing in this Section 12.12 will be deemed to limit Buyer's right to indemnification from Seller pursuant to Section 11.1(a)(i) with respect to the Excluded Liability set forth in Section 3.2(j) and Seller's obligation to reimburse Buyer pursuant to this
         Section 12.12 is understood to be part of, but not in addition to, such indemnification obligation.

                  12.13. CTS Employees. From time to time after the date hereof,
         certain  of  Buyer's  and  its   affiliates'   employees,   agents  and
         contractors will be granted access to the premises of Seller and certain of its affiliates, including the Facilities. While any such employee, agent or contractor of Buyer or its affiliates are on any premises of Seller or any of its affiliates, Buyer will cause such persons to adhere to Seller's policies regarding confidentiality, use of Seller's facilities and other rules and regulations disclosed to Buyer (and to execute such documents as may be necessary to evidence the same).

         13.      Employee Matters.

                  13.1.    Recruiting Transferred Employees.

                  (a) On or promptly after the Closing Date Parent or Buyer will offer employment to substantially all of the employees associated with the Business as of the Closing Date and listed on Schedule 13.1 (as such Schedule is updated and delivered at the Closing) (the "Eligible Employees") which list will indicate any special status of employment thereof. Seller will (i) offer to all Employees of the Seller at the time of the Closing the right to continue their coverage under Seller's group health plan(s) (as defined in Section 5000(b)(1) of the Code), such offers to be made in accordance with the continuation coverage requirements of Part 6 of Subtitle B of Title I of ERISA and Section 4980B of the Code ("COBRA continuation coverage"), and (ii) provide COBRA continuation coverage to any Employee who became eligible for such COBRA continuation coverage as of or at any time prior to Closing. Seller agrees that it will continue in effect on and after Closing for the maximum required period under ERISA Section 602(2) (but without regard to ERISA Section 602(2)(B)) a group health plan or individual medical insurance plan, policy or arrangement for the purpose of providing medical benefits to any Employee (or eligible spouse or dependent of such Employee) who

                                                              NY:  750767v16
                                                        38
         is eligible to elect or has elected COBRA continuation coverage pursuant to the preceding sentence. Employees accepting such offer of employment will be termed "Transferred Employees." A Transferred Employee's first date of active employment with Parent or Buyer will be referred to hereinafter as the "Hire Date," which date will not be prior to the Closing Date.

                  (b) Seller will cooperate and give Parent and Buyer reasonable access to the Eligible Employees and Facilities for purposes of recruiting employees and will use commercially reasonable efforts to encourage the Eligible Employees to accept employment with Buyer.

                  13.2.    Employee Benefits.

                  (a) Compensation. Effective on each Transferred Employee's Hire Date, Buyer or Buyer Sub, as applicable, will commence compensating each Transferred Employee at the same wage or salary rate paid by Seller as of Closing and provide employee benefit plans and programs as set forth on Schedule 13.2(a) ("Buyer's Benefit Plans") and, for a period of two years following the Closing Date, will provide employee benefit plans and programs substantially comparable in the aggregate to the benefits provided under Buyer's Benefit Plans. Notwithstanding anything to the contrary in the foregoing, in no event will Buyer be required to provide any post-retirement medical or post-retirement life benefits for any Employee or Former Employee.

                  (b) Credited Service. Effective on their applicable Hire Date, each Transferred Employee will be credited by Parent, Buyer or a Buyer Sub, as applicable, with credited service for purposes of eligibility, participation and vesting in Buyer's Benefit Plans equal to the credited service recognized for such purposes by Seller prior to such Transferred Employee's Hire Date ("Credited Service").

                  (c) Health & Welfare/Pre Existing Conditions. Without limiting the generality of Section 3.2(e) or Section 3.2(f), in no event will Buyer or Parent be liable before or after Closing with respect to (A) any medical or dental claim incurred prior to the Closing Date, or (B) notwithstanding the immediately preceding clause (i), any condition of any Transferred Employee as of the Closing Date (1) which commenced or was incurred prior to the Closing Date and for which workers compensation benefits are payable, or (2) for which the Transferred Employee is receiving or is eligible to receive disability benefits. A medical claim for this purpose is incurred when the medical service or materials are provided. With respect to all Transferred Employees who are eligible and elect to become participants in any Buyer's Benefit Plan (except for the applicable waiting period under Parent's long-term disability plan and except for "flex credits" under the cafeteria plan maintained by Parent and in which it is anticipated that Transferred Employees will participate in 2000), Buyer will waive any preexisting condition exclusion and waiting periods under the applicable Buyer's Benefit Plan for coverage to be effective on the Hire Date of each such Transferred Employee.

                                                            NY:  750767v16
                                                        39

                  (d) Health Care Plan Expenses. Any health care plan expenses (excluding office visit copayments) incurred by Transferred Employees on or after the start of the calendar year in which the transfer date occurs and prior to or on the Closing Date will be recognized by the Buyer's Benefit Plan which is a group health care plan for purposes of plan year deductibles and out-of-pocket maximums. Seller agrees to cooperate with Buyer in a one-time transmission of data to Buyer's applicable claims administrator.

                  (e) Continued Employment; Severance. Buyer will not be liable or responsible for paying or providing any severance benefits to any employee or former employee of Seller or any bonus or other amount to any employee or former employee of Seller, that may become payable as of the Closing Date under any plan, policy or arrangement of Seller or MSub. For a period of one year after the Closing, Buyer will use its commercially reasonable efforts to continue to provide employment for the Transferred Employees (except for any Transferred Employee whose employment is terminated in connection with the Moves (as defined in the Reimbursement Agreement). Notwithstanding the foregoing, (i) if contemplated by or consistent with the Rationalization Plan or Scottsdale to Albuquerque Move (as defined in the Reimbursement Agreement), (ii) upon Buyer's determination in good faith that business conditions warrant, (iii) if Buyer determines in good faith that any Transferred Employee fails to meet Buyer's performance standards or
         (iv) as contemplated by Section 1.4 of the Reimbursement Agreement, Buyer will no longer be obligated to provide such employment provided that, if any Transferred Employee is terminated by Buyer (other than for cause) within one year of the Closing Date, Buyer will provide such employee a severance payment consistent with the terms and conditions set forth on Schedule 13.2(e) or, if a higher amount, applicable Law (such payments, the "Termination Benefit") taking into account service with Seller for purposes of calculating such Termination Benefit, except with respect to all Transferred Employees employed in Taiwan and China who are receiving severance from Seller or any MSub as of the Closing Date. The amount of such Termination Benefits paid by Buyer will be reimbursed by Seller to Buyer on a quarterly basis within 45 days of receipt of an invoice from Buyer setting forth in reasonable detail the Termination Benefits paid during such quarter.

                  (f) Accrued Vacation. Seller will make any monetary payment due to any Employee or Former Employee of Seller under applicable Law in respect of any vacation accrued as of the Closing Date. In no event will Buyer be required to make any monetary payment to any Employee or Former Employee in respect of any vacation accrued as of the Closing Date. Buyer will provide each Transferred Employee with time off for vacation in accordance with the Seller's vacation policy in effect at the Closing Date, taking into account for this purpose such Transferred Employee's service with the Seller and taking into account the amount of vacation already taken by such Transferred Employee prior to the Closing Date, provided that any vacation time with the Buyer will be unpaid to the extent such Transferred Employee received payment for such accrued vacation from the Seller.

                  (g) Tuition Reimbursement Program. Seller will be responsible for reimbursements to Transferred Employees under its tuition reimbursement program described on Schedule 13.2(g) until the end of any academic semesters, quarters or similar academic period with respect to which tuition is payable,

                                                           NY:  750767v16
                                                        40
         beginning prior to the Closing Date, whether or not such academic period ends prior to, on or after the Closing Date. For all such academic periods beginning after the Closing Date, Buyer will permit Transferred Employees (but not their spouses, dependants and beneficiaries) to participate in Parent's tuition reimbursement program.

                  (i) Seller and Parent will comply with their respective obligations under the 401(k) Transfer Agreement and the Pension Transfer Agreement.

                  13.3. WARN Act Compliance. Following the Closing, Buyer will retain full responsibility for compliance with the Worker's Adjustment and Retraining Notification Act of 1988, as amended, and be solely responsible for furnishing any required notice of any "plant closing" or "mass layoff," as applicable and will indemnify Seller for any liability, expense and cost related thereto, including reasonable attorneys' fees related thereto.

                  13.4. No Obligation to Continue Employment or Benefits. Except as specifically provided in Section 13.2(a) and (e), no provision of this Agreement will limit Parent's, Buyer's or Buyer Subs' right and authority to discontinue, suspend, terminate or modify the employment of any Transferred Employee or benefits provided to any or all Transferred Employees, or persons who subsequently become employees of the Business, after the Closing Date.

                  13.5.  Immigration  Status.  As a result  of the  transactions contemplated by this Agreement, Parent or Buyer will succeed to the rights and obligations of Seller with respect to the non-immigrant status/work authorizations for those foreign national employees that are Transferred Employees (but not including Transferred Employees that are expatriates) and for whom Seller has obtained non-immigrant status/work authorization or for whom Seller is in the process of obtaining employment based immigrant status.

                  13.6. Secondment. As promptly as practicable after the date hereof and in any event prior to Closing, Seller and Buyer will identify the individual Employees with respect to whom Seller and Buyer will enter into Secondment Agreements at the Closing. Such Employees will include (a) certain of the direct labor Employees at the Scottsdale, Arizona, Facility, (b) any of Employees listed on Schedule 13.6(b) if Buyer determines to offer employment to such individuals (in which case the respective Secondment Agreement will provide that Seller will administer the expatriate arrangements of such Employees with Buyer reimbursing Seller therefor and will have such other terms as are mutually acceptable to Buyer and Seller), and (c) certain individuals in the China and Taiwan Facilities if such an arrangement would mitigate the severance or termination benefit otherwise payable to such individuals and if and to the extent Buyer determines that such an arrangement would be appropriate for its operation of the Business.

         14. Obligations of Parent. Parent absolutely and unconditionally guarantees the due and punctual payment or performance, as applicable, by Buyer of its obligations, covenants and agreements of Buyer under this Agreement and each of the agreements executed in connection with the Closing and hereby waives any defense (other than any defenses that Buyer or Buyer Subs might have), including any suretyship defenses or offset which it otherwise might have or assert in the event of enforcement of such guarantee.

                                                                NY:  750767v16
                                                        41

         15.  Expenses.  (a)  Except as  expressly  provided  herein  (including
Section 4.3), each party to this Agreement will pay its own costs and expenses in connection with the transactions contemplated hereby; provided, however, that any recording, filing, permit or license fees payable in connection with the sale of the Purchased Assets and the transactions contemplated hereby will be paid one-half by Seller and one-half by Buyer, provided further, however, that Buyer will pay all fees associated with any new permits or licenses to be obtained by Buyer or Buyer Subs in connection with the sale of the Purchased Assets and the transactions contemplated hereby. Seller and Buyer will each use their commercially reasonable efforts to minimize such recording, filing, permit or license fees, including by applying for any applicable exemptions.

         (b) Notwithstanding anything to the contrary in this Agreement, Seller will be responsible for payment of all fees and expenses authorized by Seller prior to the Closing Date for services performed or payment of taxes, annuities, maintenance fees, and the like for the prosecution and maintenance of Assigned Motorola Patents and Inventions, Licensed Motorola Patents and Inventions and Assigned Trademarks (each as defined in the Intellectual Property Agreement). Buyer will be responsible for all such fees and expenses which Buyer or Parent specifically requests Seller to incur to prosecute and maintain Patents (as defined in the Intellectual Property Agreement) in the period between the date hereof and the Closing Date as provided in Section 12.1(a)(xviii). Buyer will be responsible for payment of third party invoices that are first due for all fees owed for services performed (excluding services of Seller employees worldwide) or taxes, annuities, maintenance fees, and the like for matters authorized by Buyer or Parent after the date hereof, for the prosecution and maintenance of Assigned Motorola Patents and Inventions and Assigned Trademarks (each as defined in the Intellectual Property Agreement).

         16. Commissions or Finder's Fees. Seller warrants that it has not made any commitment or done any other act which would result in any liability on Parent or Buyer for any brokerage, finder's or similar fee or commission in connection with the transactions contemplated by this Agreement; and each of Parent and Buyer warrants that it has not made any commitment or done any other act which would impose any such liability on Seller.

         17. Notices. All notices, requests, demands and other communications hereunder will be in writing, and will be deemed to have been duly given if delivered by overnight courier, sent by mail to the respective parties or personally delivered addressed as follows:

  If to Seller:

                   Motorola, Inc.

                   Automotive, Component, Computer and Energy Sector

                   4000 Commercial Avenue

                   Northbrook, IL  60062

                   Facsimile No.:  (847) 538-4329

                   Attn:  Marios Zenios



                  With a copy to:           Motorola, Inc.

                                            Law Department

                                            1303 E. Algonquin Road

                                            Schaumburg, IL 60196

                                            Facsimile No.: (847) 576-3628

                                            Attn:  General Counsel



                  If to Parent

                                                             NY:  750767v16
                                                        42
                  or Buyer:                 CTS Corporation

                                            905 West Boulevard North

                                            Elkhart, Indiana  46514

                                            Facsimile No.: (219) 293-6146

                                            Attn:  William J. Kaska



                  With copies to:           CTS Corporation

                                            905 West Boulevard North

                                            Elkhart, Indiana  46514

                                            Facsimile No.: (219) 293-6146

                                            Attn: General Counsel



or to such other address as Parent, Buyer or Seller may designate by written notice to the other parties hereto. Any such notices, requests, demands or other communications will be deemed to have been duly given when received if delivered personally or, if mailed, on the date five days after the date so deposited in the mails, postage prepaid, return receipt requested or on the day following the day sent if sent by prepaid overnight delivery service. Notices, requests and other communications hereunder may be delivered by electronic facsimile transmission (fax) if confirmation by sender is made within three business days by mail or personal delivery. All periods of notice will be measured from the date of deemed delivery thereof.

         18. Termination of Agreement. Notwithstanding anything contained in this Agreement to the contrary, this Agreement may be terminated at any time prior to the Closing:

                  (i)      By the mutual written consent of Buyer and Seller;

                  (ii) By either Buyer or Seller if the Closing shall not have occurred on or before the 90th calendar day after the date hereof; provided the failure to consummate the transactions contemplated hereby on or before such date did not result from the failure by the party seeking termination of this Agreement to fulfill any undertaking or commitment provided for herein that is required to be fulfilled before the Closing; and

                  (iii) By either Buyer or Seller if there shall have been entered a final, nonappealable order or injunction of any Governmental Entity restraining or prohibiting the consummation of the transactions contemplated hereby or any material part thereof.

In the event of the termination of this Agreement under this Section 18, each party hereto will pay all of its own fees and expenses. There will be no further liability hereunder on the part of any party hereto if this Agreement is so terminated, except under Section 19 or by reason of an intentional breach of any covenant contained in this Agreement.

         19.      Nondisclosure.

                  (a) None of Parent, Buyer or Seller will issue any press release or make any other public disclosure (including disclosure to public officials) with respect to this Agreement or the transactions contemplated by this Agreement, except as required by Law, without the prior approval of the other party, which approval will not be unreasonably withheld; provided, that either party may, if considered necessary by its counsel to fulfill its obligations as a publicly traded corporation, respond to inquiries and

                                                              NY:  750767v16
                                                        43
         issue such releases as it considers necessary and appropriate, if it notifies the other party in advance of the substance of such proposed response or proposed release and gives such party reasonable opportunity for comment prior to such response or release. The Non-Disclosure Agreement, dated July 23, 1998, by and between Seller and Parent (the "Non- Disclosure Agreement") will be deemed incorporated by reference herein and, without further action, will be amended to provide that, from and after the Closing Date, the obligations of Parent thereunder will apply only to Confidential Information that does not relate to the Business.

                  (b) If this Agreement is terminated without consummation of the transactions contemplated hereunder, promptly after termination, Parent will, and will cause its affiliates and direct its agents and representatives to, destroy or return to Seller all such confidential information, including any copies, extracts or other reproductions in whole or in part. Such return or destruction will be certified in writing to Seller by an authorized officer of Parent. The provisions of this Section 19(b) and the Non-Disclosure Agreement will survive any termination of this Agreement.

                  (c) Buyer and Parent will, and will cause Buyer Subs to direct any Transferred Employee that is an employee of any of them to maintain confidentiality with respect to confidential information of Seller that is not related to the Business and will not, and will cause Buyer Subs not to, ask any Transferred Employee to use or disclose to Buyer, Parent or any Buyer Sub any such information. Buyer and Parent will, will cause Buyer Subs, and will use reasonable efforts to cause their respective employees to, comply with any obligations of confidentiality and restrictions of use of confidential information in non- disclosure provisions of agreements in effect as of the Closing Date with parties who are not under the direction or control of Buyer, Parent or Buyer Subs.

         20.      Disputes.

                  20.1.  Amicable  Resolution.  (a)  Seller,  Parent  and  Buyer
mutually desire that friendly collaboration will develop between them. Accordingly, they will try to resolve in a friendly manner all disagreements and misunderstandings connected with their respective rights and obligations under this Agreement and the agreements executed in connection herewith, including any amendments hereof and thereof. In furtherance thereof, in the event of any dispute or disagreement between Seller and Parent or Buyer as to the interpretation of any provision of this Agreement and the agreements executed in connection herewith (or the performance of obligations hereunder or thereunder), the matter, upon written request of either party, will be referred for resolution to a steering committee established pursuant to this Section 20.1 (the "Steering Committee"). The Steering Committee will have between four and six members, one-half of which will be appointed by Seller and one-half of which will be appointed by Buyer and each of which will be an officer of Seller or Parent, respectively. The initial members of the Steering Committee will be the individuals named on Schedule 20.1(b). Each of Buyer and Seller will use its good faith reasonable efforts to avoid replacing the initial members of the Steering Committee with another of their representatives for the first year after the Closing Date. Thereafter, Buyer and Seller will, to the extent practicable, honor the other's reasonable objections to any replacements of Steering Committee members. While any person is serving as a member of the Steering Committee, such person may not designate any substitute or proxy for purposes of attending or voting at a Steering Committee meeting. The Steering Committee will

                                                              NY:  750767v16
                                                        44
make every good faith effort to promptly resolve all disputes or disagreements referred to it. Buyer's representatives on the Steering Committee will be entitled collectively to one vote and Seller's representatives on the Steering Committee will be entitled collectively to one vote and, upon a unanimous vote, Steering Committee decisions will be binding on Parent, Buyer and Seller. If the Steering Committee does not agree to a resolution of the dispute or disagreement within 90 days after the reference of the matter to it, each of Seller, Parent and Buyer will be free to exercise the remedies available to it under applicable Law, subject to Section 20.2. Notwithstanding anything to the contrary in this
Section 20.1, no amendment to the terms of this Agreement or the agreements executed in connection herewith will be effected except in writing signed by an authorized officer of each of the parties thereto. The Steering Committee will be self-regulating.

                  (b) Between the Closing Date and the first anniversary of the Closing Date, the Steering Committee will hold meetings every six weeks on dates established at the organizational meeting of the Steering Committee which will be held as promptly as practicable after the Closing Date. Such meeting dates may be rescheduled by the Steering Committee if it becomes reasonably impracticable to hold such a meeting. After the first anniversary of the Closing Date, the Steering Committee will hold regularly scheduled meetings as determined by the Steering Committee. At the organizational meeting, the Steering Committee members will appoint one representative of each of Buyer and Seller to be Co-Chairman of the Steering Committee. The Co-Chairman will have such duties and responsibilities as the Steering Committee elects from time-to-time but it is intended that the Co-Chairman actively administer Steering Committee matters, including by scheduling meetings and setting meeting agendas in advance of meetings.

                  20.2. Mediation and Alternate Dispute Resolution. (a) Except for issues of validity or infringement of any intellectual property rights under the Intellectual Property Agreement (unless the parties so consent), to the extent that any misunderstanding or dispute cannot be resolved agreeably in a friendly manner, the dispute will be mediated by a mutually- acceptable mediator to be chosen by Seller and Buyer within 45 days after written notice by one of the parties demanding mediation. Neither party may unreasonably withhold consent to the selection of a mediator, however, by mutual agreement Seller and Buyer may postpone mediation until each has completed specified but limited discovery with respect to a dispute. The parties may also agree to attempt some other form of alternative dispute resolution ("ADR") in lieu of mediation, including by way of example and without limitation neutral fact-finding or a mini-trial.

                  (b) Any dispute, which the parties cannot resolve through negotiation, mediation or other form of ADR within six months of the date of the initial demand for it by one of the parties may then be submitted to the courts for resolution. The use of any ADR procedures will not be construed under the doctrines of laches, waiver or estoppel to affect adversely the rights of either party. Nothing in this Section 20 will prevent either party from resorting to judicial proceedings if (i) good faith efforts to resolve the dispute under these procedures have been unsuccessful or (ii) interim relief from a court is necessary to prevent serious and irreparable injury to one party or to others.

                  20.3. Costs. Each of the Parent and Seller will bear its costs of mediation or ADR, but Parent and Seller agree to share the costs of the mediation or ADR equally.

                                                                NY:  750767v16
                                                        45

                  20.4. Jurisdiction. In the event a dispute under this Agreement or the agreements contemplated hereby is to be submitted to judicial proceedings, each of Seller, Parent and Buyer consents to the exclusive jurisdiction of the federal courts of Illinois or Indiana for any such legal action, suit or proceeding and agrees that any such action, suit, or proceeding may be brought only in such courts, provided however, that in the event that Seller is a plaintiff and Buyer or Parent is a defendant in any such judicial proceeding, Seller consents to the exclusive jurisdiction of the federal courts of the State of Indiana for that proceeding and in the event that Buyer or Parent is a plaintiff and Seller is a defendant in any such judicial proceeding, Buyer and Parent consent to the exclusive jurisdiction of the federal courts of the State of Illinois for that proceeding. Each of Seller, Parent and Buyer further waives any objection to the laying of venue for any suit, action or proceeding in such courts. Each party agrees to accept and acknowledge service of any and all process that may be served in any suit, action or proceeding. Each party agrees that any service of process upon it mailed by registered or certified mail, return receipt requested to such party at the address provided in Section 17 above will be deemed in every respect effective service of process upon such party in any such suit, action or proceeding. Each party agrees to waive any right it might have to a trial by jury in any such suit, action or proceeding.

         21.      Miscellaneous.

                  21.1. Governing Law. This Agreement will be governed and construed under the internal laws (and not the laws of conflicts) of the State of New York.

                  21.2. Entire Agreement; Amendment. This Agreement, together with all exhibits and schedules hereto, and other documents contemplated hereby to be delivered by the parties, including, the Intellectual Property Agreement, the Transition Services Agreements, the Joint Use and Occupancy Agreements, the Strategic Supplier Letter, the 401(k) Transfer Agreement and the Non-Disclosure Agreement, covers the entire understanding of the parties hereto, superseding all prior agreements or understandings relating to any of the subject matters hereof (including the Memorandum of Understanding dated as of September 9, 1998, by and between Parent and Seller), and no modification or amendment of the terms and conditions will be effective unless in writing and signed by the parties or their respective duly authorized agents.

                  21.3. Successors and Assigns. This Agreement inures to the benefit of, and is binding upon, the successors, permitted assigns, distributees and personal representatives of the parties hereto. Neither party may assign its rights or obligations under this Agreement without the express written consent of the other party, provided, however, that (a) at or following the Closing, Buyer may assign its rights or delegate its duties to any affiliate of Buyer, provided that no such delegation will relieve Buyer or Parent of their obligations hereunder, (b) Buyer may assign its rights hereunder (or any portion thereof) to any lender or other person or entity in connection with any financing, provided that no such assignment will relieve Buyer or Parent of their obligations hereunder.

                  21.4. Headings. This Agreement will not be interpreted by reference to any of the titles or headings to the sections or paragraphs of this Agreement, which have been inserted for convenience purposes only and are not deemed a part hereof.

                                                              NY:  750767v16
                                                        46

                  21.5. Schedules; Exhibits. This Agreement is deemed to include all of the schedules and exhibits hereto, which are made a part hereof by this reference thereto.

 21.6.   Counterparts.   This   Agreement  may  be  executed  in  one  or  more
 counterparts, all of which together will be deemed to constitute one and the same instrument.

                  21.7.    Interpretation; Other Definitional Terms.

                  (a) Gender and Number. This Agreement will be construed by the actual gender and/or number of the person, persons, entity and/or entities referenced herein, regardless of the gender and/or number used in such reference.

                  (b) Other Definitional Matters. Unless the context otherwise requires, (i) the terms "hereof," "herein," "hereunder" and words of similar import when used in this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement, (ii) the term "including" means "including, without limitation", (iii) words in the singular include the plural and in the plural include the singular,
         (iv) references to sections, recitals, schedules and exhibits are references to sections, recitals, schedules and exhibits to this Agreement, unless otherwise specified, (v) the terms "Dollars" and "$" mean the lawful currency of the United States of America, (vi) unless the context clearly indicates otherwise, all monetary references in this Agreement, or any exhibit, schedule or other agreement executed in connection herewith, will refer to Dollars, (vii) the term "Business Day" means any day other than a Saturday, Sunday or legal holiday in Chicago, Illinois, and (viii) the terms "subsidiary" and "affiliate" have the meanings given to those terms in Rule 12b-2 of Regulation 12B under the Securities and Exchange Act of 1934, as amended, (ix) "or" is injunctive but not necessarily exclusive, (x) each accounting term not otherwise defined in this Agreement has the meaning assigned to it in accordance with GAAP, (xi) "knowledge of Seller" or "Seller's knowledge" means the knowledge of the persons listed on Schedule 21.7, and (xii) each term defined in this Agreement has the meaning assigned to it.

                  21.8. Partial Invalidity. Wherever possible, each provision hereof will be interpreted in such manner as to be effective and valid under applicable Law, but in case any one or more of the provisions contained herein will, for any reason, be held to be invalid, illegal or unenforceable in any respect, such provision will be ineffective to the extent, but only to the extent, of such invalidity, illegality or unenforceability without invalidating the remainder of such invalid, illegal or unenforceable provision or provisions or any other provisions hereof, unless such a construction would be unreasonable.

                  21.9. No Third Party Beneficiaries. This Agreement will not confer any rights or remedies on any person other than the parties hereto and their respective successors and permitted assigns.

                  21.10. No Waiver. Any failure or delay on the part of either party in the exercise of any right or privilege hereunder will not operate as a waiver thereof, nor will any single or partial exercise of any such right or privilege preclude other or further exercise thereof or any other right or privilege.

                                                          NY:  750767v16
                                                        47

                  21.11. Authorship. The parties hereto agree that the terms and language of this Agreement were the result of negotiations between the parties and, as a result, there will be no presumption that any ambiguities in this Agreement will be resolved against either party. Any controversy over construction of this Agreement will be decided without regard to events of authorship or negotiation.







                                          [Signatures on following page.]

                                                             NY:  750767v16
                                                        48

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                               MOTOROLA, INC.

                                                By:
                                                Name:
                                                Title:

                                                CTS WIRELESS COMPONENTS, INC.

                                                By:
                                                Name:
                                                Title:

                                                CTS CORPORATION

                                                By:
                                                Name:
                                                Title:

                                                               NY:  750767v16
                                                        49

                            SCHEDULES AND EXHIBITS

Schedules

         Schedule 1                 Products
         Schedule 2.1(a)            Included Fixed Assets
         Schedule 2.2(i)            Excluded Contracts
         Schedule 3.4               Motorola Customer PO's
         Schedule 5.3               Consents
         Schedule 5.4               Taxes
         Schedule 5.5               Litigation
         Schedule 5.6               Tangible Personal Property
         Schedule 5.7               Compliance with Laws
         Schedule 5.8(a)            Contracts
         Schedule 5.8(b)            Contract Defaults
         Schedule 5.9(b)            Retirement Plans
         Schedule 5.9(c)            Unions
         Schedule 5.10              Environmental Matters
         Schedule 5.11(a)           Permits Not Held
         Schedule 5.11(b)           Non-Assignable Permits
         Schedule 5.12(a)           Shared Assets
         Schedule 5.13              Financial Statements
         Schedule 5.14              Conduct of Business Since Balance Sheet Date
         Schedule 5.15              Undisclosed Liabilities
         Schedule 5.17              Real Property
         Schedule 5.20              Products Liability
         Schedule 8.3               Closing Condition Consents
         Schedule 8.6               Closing Condition Buyer/Parent Permits
         Schedule 9.3               Closing Condition Consents
         Schedule 12.1(a)           Rationalization Plan
         Schedule 12.1(a)(vii)              Certain Key Customers
         Schedule 12.1(a)(xiii)             Capital Expenditures
         Schedule 12.6              Key Employees
         Schedule 13.1              Eligible Employees
         Schedule 13.2(a)           Buyer's Benefit Plans
         Schedule 13.2(e)           Termination Benefit
         Schedule 13.2(g)           Seller's Scholarship Program
         Schedule 13.6(b)           Expatriates
         Schedule 20.1(b)           Steering Committee Initial Members
         Schedule 21.7              Knowledge of Seller

Exhibits
         Exhibit A                  Intellectual Property Agreement
         Exhibit B                  401(k) Transfer Agreement
         Exhibit C                  Pension Transfer Agreement
         Exhibit D                  Earnout
         Exhibit E                  Assignment and Assumption Agreement
         Exhibit F-1                Bill of Sale (US)

                                                               NY:  750767v16
                                                         1

  Exhibit F-2                Bill of Sale (China)
  Exhibit F-3                Bill of Sale (Taiwan)
  Exhibit G-1                Transition Services Agreement (Schaumburg)
  Exhibit G-2                Transition Services Agreement (Scottsdale)
  Exhibit G-3-a              Transition Services Agreement (Albuquerque/MCIC)
  Exhibit G-3-b              Transition Services Agreement (Albuquerque/Buyer)
  Exhibit G-4                Transition Services Agreement (China)
  Exhibit G-6                Transition Services Agreement (Taiwan)
  Exhibit H-1                Joint Use and Occupancy Agreement (China)
  Exhibit H-2                Joint Use and Occupancy Agreement (China)
  Exhibit H-3                Joint Use and Occupancy Agreement (Taiwan)
  Exhibit H-4                Joint Use and Occupancy Agreement (Albuquerque)
  Exhibit H-5                Joint Use and Occupancy Agreement (Schaumburg)
  Exhibit H-6                Joint Use and Occupancy Agreement (Scottsdale)
  Exhibit I                  Strategic Supplier Agreement
  Exhibit J-1                Albuquerque Assignment
  Exhibit J-2                Guaranty
  Exhibit J-3                Mortgage
  Exhibit K                  Secondment Agreements
  Exhibit L                  Sales Representation Agreement
  Exhibit M                  Reimbursement Agreement
  Exhibit N                  Co-Hab Agreement


                                                              NY:  750767v16
                                                         2


                             INDEX OF DEFINED TERMS
                                                                                                               Page
"$"                                 .............................................................................47
"401(k) Transfer Agreement"         ..............................................................................4
"ACCES"                             ..............................................................................1
"Acquired Contracts"                ..............................................................................3
"Acquired Intellectual Property"    ..............................................................................3
"ADR"                               .............................................................................45
"Affiliate Contracts"               .............................................................................13
"affiliate"                         .............................................................................47
"Agreement"                         ..............................................................................1
"Albuquerque Assignment"            .............................................................................21
"Albuquerque Lease"                 ..............................................................................4
"Antitrust Division"                .............................................................................32
"Assignment and Assumption Agreement"............................................................................20
"Assumed Liabilities"               ..............................................................................5
"Balance Sheet Date"                .............................................................................17
"Balance Sheet"                     .............................................................................16
"Business Day"                      .............................................................................47
"Business Real Property"            .............................................................................17
"Business"                          ..............................................................................1
"Buyer Indemnitee"                  .............................................................................24
"Buyer Subs"                        ..............................................................................2
"Buyer"                             ..............................................................................1
"Buyer's Benefit Plans"             .............................................................................39
"Buyer's Insurance"                 .............................................................................37
"Closing Date"                      .............................................................................20
"Closing Payment"                   ..............................................................................8
"Closing"                           .............................................................................20
"COBRA continuation coverage"       .............................................................................38
"Code"                              .............................................................................11
"Contracts"                         ..............................................................................3
"Credited Service"                  .............................................................................39
"CTS China"                         ..............................................................................2
"CTS Taiwan"                        ..............................................................................2
"Disclosed Breach"                  .............................................................................23
"Dollars"                           .............................................................................47
"Eligible Employees"                .............................................................................38
"Employee Plan"                     ..............................................................................7
"Employee"                          ..............................................................................7
"Employees"                         ..............................................................................7
"Environment"                       .............................................................................15
"Environmental Condition"           .............................................................................15
"Environmental Law"                 .............................................................................15
"Environmental Liability"           .............................................................................15
"ERISA"                             ..............................................................................7
"Evidence of Transfer Agreements"   .............................................................................21

                                                                                                     NY:  750767v16

                                                         3



"Excluded Assets"                   ..............................................................................4
"Excluded Contracts"                ..............................................................................5
"Excluded Fixed Assets"             ..............................................................................5
"Excluded Liabilities"              ..............................................................................6
"Excluded Real Property"            ..............................................................................5
"Extraordinary Warranty Claims"     .............................................................................25
"Facilities"                        ..............................................................................2
"Financial Statements"              .............................................................................16
"Former Employees"                  ..............................................................................7
"FTC"                               .............................................................................32
"GAAP"                              .............................................................................16
"Governmental Entity"               .............................................................................10
"Guaranty"                          .............................................................................21
"Hazardous Substances"              .............................................................................15
"herein"                            .............................................................................47
"hereof"                            .............................................................................47
"hereunder"                         .............................................................................47
"Hire Date"                         .............................................................................38
"HSR Act"                           .............................................................................32
"Included Fixed Assets"             ..............................................................................2
"including"                         .............................................................................47
"Indebtedness"                      ..............................................................................7
"Indemnifiable Losses"              .............................................................................24
"Indemnification Cap Amount"        .............................................................................25
"Indemnified Party"                 .............................................................................27
"Indemnifying Party"                .............................................................................27
"Intellectual Property Agreement"   ..............................................................................3
"Interim Financial Statements"      .............................................................................16
"Joint Use and Occupancy Agreements".............................................................................21
"Key Employee"                      .............................................................................33
"knowledge of Seller"               .............................................................................47
"Laws"                              .............................................................................12
"Leasehold Property"                .............................................................................17
"Liens"                             ..............................................................................2
"Material Adverse Effect"           ..............................................................................9
"MCEL"                              ..............................................................................1
"MCIC"                              ..............................................................................1
"METL"                              ..............................................................................1
"Mortgage"                          .............................................................................21
"Motorola Customer PO's"            ..............................................................................8
"Motorola"                          ..............................................................................4
"MSubs"                             ..............................................................................1
"Non-Compete Period"                .............................................................................34
"Non-Disclosure Agreement"          .............................................................................43
"Non-Transferrable Permits"         .............................................................................31
"or"                                .............................................................................47
"Parent"                            ..............................................................................1

                                                               NY:  750767v16
                                                         4


"Pension Transfer Agreement"        ....................................4
"Permits"                           ....................................3
"Permitted Liens"                   ................ ..................11
"Pre-Closing Files"                 ...................................32
"Products"                          ................. ..................2
"Proratable Items"                  ....................................9
"Purchase Price"                    ....................................8
"Purchased Assets"                  ....................................2
"Rationalization Plan"              ................. . ................2
"Reimbursement Agreement"           ...................................21
"Restricted Business"               ...................................34
"Retained Payables"                 .................... ..............35
"Retained Receivables"              ..................... .............35
"Retirement Plans"                  ...................... ............14
"Sales Representation Agreement"    ...................................21
"Scheduled Contracts"               ...................................12
"Secondment Agreements"             ...................................21
"Seller Entities"                   ...................................34
"Seller Indemnitee"                 ...................................25
"Seller"                            .......................    .........1
"Seller's Insurance"                ...........................  ......36
"Seller's knowledge"                ...................................47
"Shared Assets"                     ............................. .....16
"Steering Committee"                ...................................44
"Strategic Supplier Agreement"      .............................. ....21
"subsidiary"                        ...................................47
"Sufficiency Rep Cap"               ...................................26
"Taiwan Payables"                   ............................... ...36
"Tangible Personal Property"        ...................................11
"Tax Return"                        ................................ ..11
"Tax Returns"                       ...................................11
"Tax"                               ...................................11
"Taxes"                             ................................. .11
"Termination Benefit"               ...................................40
"Third Party Claim"                 ...................................27
"Transfer"                          ..................................  1
"Transferred Employees"             ...................................38
"Transition Services Agreements"    ...................................21
"VVC's"                             ....................................1
"Warranty Claims"                   ...................................37



                                                               NY:  750767v16
                                                         5

                                 Exhibit D
                                  Earnout

 1. Definitions. (a) For purposes of this Exhibit D, the following terms will have the following meanings:

         "Accounting Principles" means GAAP applied on a basis consistent with the accounting principles, practices and procedures of Seller, as in effect on September 9, 1998 at the Component Products Division level, with the following exceptions or clarifications:

         (a) The effects of the application of purchase accounting for the acquisition of the Purchased Assets will be excluded;

         (b) Allocations of corporate level expenses and charges of Parent to the Continuing Business will be on a basis consistent with the treatment of the Continuing Business as a stand-alone operation and will the Special Corporate Allocation and allocations for the following:

                  Legal,
                  Corporate research and development, Information technology services, Corporate environmental, health and safety, Corporate sales and marketing, Intellectual property fees and administration,
                  Risk management and insurance, such as liability, property and casualty, Administration, Internal accounting and external audit, Tax compliance and internal audit, Treasury and cash management (excluding interest expense, net of interest income),
                  Accounts receivable and accounts payable administration, and Employee retirement, health and welfare benefit plan administration and benefits costs;

         (c) Pension expense allocated to the Continuing Business will be calculated (i) as required by SFAS 87, (ii) using the Parent's assumptions in connection its defined benefit plan in which the employees of the Continuing Business participate ("Parent's Plan"), (iii) reflecting benefit levels under the terms of Parent's Plan, (iv) giving effect to the assets transferred to the Parent Plan pursuant to the Pension Transfer Agreement plus a $900,000 deemed asset transfer, and (v) giving effect to any contribution that would be required to be made to a defined benefit plan by the Continuing Business (after giving affect the assumptions in clauses (i) through (iv) above) if employees of the Continuing Business participated in a stand-alone defined benefit plan, rather than the Parent Plan (such pension expense for any particular period, "Pension Expense");

         (d) The income statement effects of the transactions and reimbursements under the




NY:  1013024v5

Reimbursement Agreement will be excluded for purposes of calculating Total Sales, Cost of Goods Sold and PBIT. For the period from the Closing Date until September 30, 1999, the exclusion of the income statement effects of EOL Products that are contract manufactured by Seller pursuant to Section 1.1(a) of the Reimbursement Agreement will be implemented for each EOL Product listed on Annex 1 attached hereto by (i) multiplying price per unit listed on Annex 1 under the caption "Difference from Plan" by the number of units of such product sold to Buyer by Seller during the applicable period and (ii) subtracting the result from both the dollar amount of Actual Gross Manufacturing Margin (before dividing by Total Sales and converting to a percentage) and PBIT. For the period from October 1, 1999, any reimbursements by Buyer to Seller pursuant to the last sentence of Section 1.1(a) of the Reimbursement Agreement will be subtracted from both the dollar amount of Actual Gross Manufacturing Margin (before dividing by Total Sales and converting to a percentage) and PBIT;

         (e) Inventory charged to Cost of Goods Sold will be valued on a basis consistent with Seller's practices and policies in existence on September 9, 1998 at the Component Products Division level;

         (f) Depreciation expense will be calculated on a basis consistent with Seller's practices and policy as of September 9, 1998 at the Component Products Division level;

         (g) Any sales of materials, including Covered Products, between Buyer and any of its affiliates will be reflected on terms consistent with an arms-length transaction;

         (h) Any amounts paid to Seller pursuant to the Transition Services Agreements and Joint Use and Occupancy Agreements will be given effect and amounts paid to Buyer pursuant to the Joint Use and Occupancy Agreement with respect to the Albuquerque, New Mexico, Facility will be excluded;

         (i) Payments of the GMM Earnout Amounts and PBIT Earnout Amounts will be excluded;

         (j) Cost of goods sold and sales will be determined as described in the definition of Cost of Goods Sold and Total Sales set forth below;





NY:  1013024v5

         (k) Currency adjustments will be as required under SFAS No. 52; and

         (l) Amounts paid by Buyer or Parent under the Albuquerque Lease and the China Lease will be deemed to be rent expense;

         "Actual Gross Manufacturing Margin" means, for any fiscal year, (a) the sum of (i) Total Sales less (ii) Cost of Goods Sold (b) divided by Total Sales, provided, however, that any royalty revenue and engineering income received by Buyer or any of its affiliates will be excluded from Total Sales and Cost of Goods Sold for purposes of calculating the dollar amount of Actual Gross Manufacturing Margin.

         "Continuing Business" means the business of designing, manufacturing, distributing and selling the Covered Products, as operated after the Closing Date by Buyer and any subsidiary or affiliate of Buyer or Parent.

         "Cost of Good Sold" means, with respect to any fiscal year, the cost of goods sold related to Total Sales of the Continuing Business in accordance with GAAP. Cost of Goods Sold will (a) exclude Pension Expense and information technology costs and (b) will include all production, manufacturing, warehousing, logistics, manufacturing and production engineering, and freight costs, including any such costs that are of the type listed below:

 Direct  labor  (including  overtime)  costs and  related  health  and  welfare employee
                                    benefits costs,
                  Materials and supplies, Scrap and variances, Utilities and property taxes, Insurance, Depreciation and lease expense of equipment and facilities, Indirect overhead, Materials management and quality costs, Excess and obsolete inventory, Warranty expense and expense related to product returns and customer, remediation costs,
                  Currency adjustments, and
                  Amounts paid to Seller under the Transition Services Agreements and Joint Use and Occupancy Agreements to the extent related to production, manufacturing, warehousing, logistics, manufacturing and production engineering, and freight.consistent with Seller's accounting principles,

To the extent a cost or expense does not fall within one of the categories described above, the determination of whether or not such cost or expense will be included in Cost of Goods Sold will be made by the application of GAAP on a basis consistent with Seller's practices and procedures




NY:  1013024v5
as in effect on September 9, 1998 at the Component Products Division level. Cost of Goods Sold for fiscal year ended December 31, 1999 will be Cost of Goods Sold for the period beginning on the Closing Date and ending on December 31, 1999.

         "Covered Products" means the products listed or falling within a category listed on Schedule 1 to this Agreement, regardless of the name given to or used to market such products.

         "Final Audited Income Statement" means, with respect to any fiscal year, the income statement of the Continuing Business for such fiscal year then ended, as determined pursuant to Section 4 of this Exhibit D.

         "Final Audited Earnout Calculation" means, with respect to any fiscal year, the calculation of the GMM Earnout Amounts and, as applicable, the PBIT Earnout Amounts payable for the fiscal year then ended, each as finally determined pursuant Section 4 of this Exhibit D.

         "Plan Sales" means, with respect to any fiscal year, the amounts set forth on Annex 2 attached hereto for the applicable fiscal year, except that the Plan Sales for fiscal year 1999 will be the amount set forth on Annex 2 multiplied by the number of full fiscal weeks of Seller between the Closing Date and December 31, 1999, divided by 52.

         "Special Corporate Allocation" means $1,000,000 for the fiscal year ended December 31, 1999, $1,050,000 for the fiscal year ended December 31, 2000, $1,102,500 for the fiscal year ended December 31, 2001, $1,157,625 for the fiscal year ended December 31, 2002, $1,215,506 for the fiscal year ended December 31, 2003:

         "Total Sales" means, with respect to any fiscal year as determined using the Accounting Principles, the total invoiced sales, net of discounts, allowances and freight, of the Continuing Business determined in accordance with GAAP, consistent with Parent's accounting principles, practices and procedures in effect as of September 30, 1998 and including any royalty revenue received by Buyer or any of its affiliates (other than from Buyer or another Buyer affiliate) in respect of Intellectual Property but excluding any engineering income. Total Sales for fiscal year ended December 31, 1999 will be Total Sales for the period beginning on the Closing Date and ending on December 31, 1999.

2. Gross Manufacturing Margin Earnout. Seller will be eligible to receive from Buyer annual earnout payments (such annual payment, the "GMM Earnout Amount") for each of the five fiscal years beginning with fiscal year 1999 through fiscal year 2003 calculated by the following formula:

   Actual Gross Manufacturing Margin
 (expressed as a percentage) - 20% x Total Sales x $17,400,000
   -----------------------------------               -----------
                           11.5%                              Plan Sales

 Notwithstanding the foregoing, in no event will Buyer be obligated to pay to Seller pursuant to




NY:  1013024v5
this Section 2 of this Exhibit D more than $17,400,000 for any fiscal year or more than $87,000,000 in the aggregate.

3. PBIT Earnout. (a) Seller will be eligible to receive from Buyer annual earnout payments (such annual payment, the "PBIT Earnout Amount") for each of the fiscal year ended December 31, 1999 and the fiscal year ended December 31, 2000 equal to 50% of the sum of (A) the total income of the Continuing Business before interest expense (net of interest income) and income taxes ("PBIT") for such fiscal year (or portion thereof), (B) less $15,000,000, but in no event less than zero. For the fiscal year ended December 31, 1999, PBIT will be for the period beginning on the Closing Date and ending on December 31, 1999. Notwithstanding anything to the contrary in this Exhibit D, all Pension Expense and information technology costs for the applicable period will be included for purposes of calculating PBIT

         (b) Notwithstanding the foregoing, in no event will Buyer be obligated to pay to Seller pursuant to this Section 3 of Exhibit D more than $8,000,000 for the fiscal year ended December 31, 1999 or more than $10,000,000 for the fiscal year ended December 31, 2000.

4.  Procedures for Determining Earnout Amounts.

         (a) Not later than 90 days after the end of each fiscal year of the Continuing Business beginning with fiscal year 1999 and for each fiscal year thereafter through fiscal year 2003, Buyer will deliver to Seller an audited income statement with respect to the Continuing Business prepared consistent with this Exhibit D (each an "Audited Income Statement") and a statement of the GMM Earnout Amount calculation and, with respect to fiscal years 1999 and 2000 only, the PBIT Earnout Amount, including support in reasonable detail for the calculation of Actual Gross Manufacturing Margin, Total Sales, Cost of Goods Sold and PBIT (each, a "Preliminary Earnout Calculation").

         (b) Promptly following receipt of any Audited Income Statement and Preliminary Earnout Calculation, Seller may review the same and, within 60 days after the date of such receipt, may deliver to Buyer a certificate setting forth its objections to the Audited Income Statement and Preliminary Earnout Calculation, together with a summary of the reasons therefor and calculations which, in its view, are necessary to eliminate such objections. In the event
Seller does not so object within such 60 day period, the Audited Income Statement and the Preliminary Earnout Calculation will be final and binding as the Final Audited Income Statement and the Final Audited Earnout Calculation for purposes of this Agreement.

         (c) In the event Seller so objects within such 60 day period, Buyer and Seller will use their reasonable efforts to resolve by written agreement (the "Agreed Earnout Adjustments") any differences as to the Audited Income Statement and the Preliminary Earnout Calculation and, in the event Buyer and Seller so resolve any such differences, the Audited Income Statement and the Preliminary Earnout Calculation as adjusted by the Agreed Earnout Adjustments will be final and binding as the Final Audited Income Statement and the Final Audited Earnout Calculation for purposes of this Agreement.





NY:  1013024v5

         (d) In the event any objections raised by Seller are not resolved by Agreed Earnout Adjustments within the 30 day period next following such 60 day period, then Buyer and Seller will submit the objections that are then unresolved (the "Disputed Items") to a national accounting firm selected by the Steering Committee for such purpose and such firm (the "Audit Firm") will be directed by Buyer and Seller to conduct a special audit of the Audited Income Statement and the Preliminary Earnout Calculation for the limited purpose of resolving the Disputed Items as promptly as reasonably practicable and, upon completion of such audit, to deliver written notice to each of Buyer and Seller setting forth:

                  (i) a summary of all adjustments to the Audited Income Statement and the Preliminary Earnout Calculation necessary to resolve the Disputed Items; and

                  (ii) an audit report stating (without qualification) that in its opinion all adjustments to the Audited Income Statement and the Preliminary Earnout calculation as are necessary to resolve the Disputed Items have been made consistent with the Accounting Principles and otherwise in accordance with this Exhibit D.

The Final Audited Income Statement and the Final Audited Earnout Calculation set forth in the Additional Accounting Report will be final and binding for purposes of this Agreement.

         (e) The parties hereto will make available to Buyer, Seller and the Audit Firm, such books, records and other information (including work papers) as they may reasonably request to audit or review the Audited Income Statement and the Preliminary Earnout Calculation. If the determination of the Audit Firm represents an outcome more favorable to either Buyer or Seller than the midpoint of such parties' last written settlement offers related to all items in dispute, in the aggregate, submitted to the Audit Firm upon the referral of the matter to the Audit Firm (each a "Last Offer"), then the party obtaining such favorable result will be deemed the "Prevailing Party" and the other party will be deemed the "Non-Prevailing Party". For purposes hereof, all of the fees and expenses of the Audit Firm, and the reasonable out-of-pocket expenses of the Prevailing Party related to the dispute, will be borne by the Non-Prevailing Party. No party will disclose to the Audit Firm, and the Audit Firm will not consider for any purpose, any settlement offer (other than the Last Offer) made by any party.

         (f) Buyer will pay to Seller the GMM Earnout Amount or the PBIT Earnout Amount, as applicable, for each fiscal year within ten days business days of determination of the Final Audited Income Statement and the Final Audited Earnout Calculation with respect to such fiscal year, together with interest from the 90th calendar day after the end of such fiscal year to the date of such payment at the interest rate applicable pursuant to Section 4.4 of this Agreement.

5. Acquisitions or Dispositions. (a) In the event of an acquisition by Buyer, Parent or any of their majority owned subsidiaries of a business the revenues of which are all or substantially all from the sale of Covered Products, unless Buyer elects to exercise its buyout option pursuant to Section 6 of this Exhibit D, Buyer and Seller will negotiate in good faith through the Steering Committee to amend this Exhibit D to include the revenues, cost of goods sold and other expenses of such business in Total Sales, Cost of Goods Sold and PBIT and to adjust the Plan




NY:  1013024v5

Sales,  GMM Earnout  Amount and PBIT  Earnout  Amount  formulas  and maximum GMM
Earnout Amounts and PBIT Earnout Amounts to incorporate the results of operations of the acquired business for the twelve months prior to such acquisition into such formulas and maximum amounts.

         (b) In the event of a sale or other disposition of a material portion of the Continuing Business by Buyer or any such subsidiary or affiliate (other than to another subsidiary or affiliate of Buyer), unless Buyer elects to exercise its buyout option pursuant to Section 6 of this Exhibit D, Buyer and Seller will negotiate in good faith through the Steering Committee to amend this Exhibit D so as to place the parties in a substantially similar position with respect hereto as they would have been but for such sale or disposition.

6. Buyout Option. At any time prior to the December 31, 2003 (with respect to the GMM Earnout Amount) or December 31, 2000 (with respect to the PBIT Earnout Amount), Buyer may, at its option upon written notice to Seller, discharge its entire obligation under this Exhibit D and the Agreement (the "Buyout Option")
(a) with respect to the GMM Earnout Amount, by the payment to Seller of the present value of the maximum GMM Earnout Amounts payable pursuant to Section 2 of this Exhibit D in each fiscal year for which a GMM Earnout Amount has not yet been paid or (b) with respect to the PBIT Earnout Amount, by the payment to Seller of the present value of the maximum PBIT Earnout Amounts payable pursuant to Section 3 of this Exhibit D in each fiscal year for which a PBIT Earnout Amount has not yet been paid. The present value for these purposes will be calculated using a discount rate equal to the lowest interest rate for new borrowings under Parent's senior credit facilities in effect at the time Buyer delivers notice of its exercise of the Buyout Option to Seller and assuming that such maximum amounts are paid on the 90th day after the end of the relevant fiscal year.





NY:  1013024v5

                                  Annex 1
                   to Exhibit D to the Asset Sale Agreement


                           Transfer Price from
                               Exhibit A to
                               Reimbursement     Unit Price     Difference
EOL Product                     Agreement         per Plan       From Plan
Costa Rica
----------
PQ Wafers                       n/a                  n/a            zero
Round Blanks                    $0.17               $0.28          $0.11
Carlisle
--------
Saw Wafers                     $17.50              $17.50           zero
Schaumburg
----------
PQ Strips                 $0.17 (Closing to         $0.31       $0.14 (Closing
                                3/31/99)                           to 3/31/99
                         $0.10 (from 4/1/99)        $0.10      zero from 4/1/99)
Chronos Oscillators             $2.01               $9.05            7.04
Reference
Oscillators                 $15.25 x .98        $15.25 x .98        zero
Precision Oscillators       $228.00 x .98       $228.00 x .98       zero





NY:  1013024v5

                                Annex 2
               to Exhibit D to the Asset Sale Agreement

                               Plan Sales
                         (amounts in millions)


                 Fiscal year ended     Fiscal year ended      Fiscal year ended
                 December 31, 1999     December 31, 2000      December 31, 2001
                 -----------------     -----------------      -----------------

Plan Sales             $253.0                $279.0                 $312.0



                 Fiscal year ended     Fiscal year ended
                 December 31, 2002     December 31, 2003

Plan Sales             $349.4                $391.4







NY:  1013024v5

                              EXHIBIT 21

                   CTS CORPORATION AND SUBSIDIARIES

CTS Corporation (Registrant), an Indiana corporation

Subsidiaries

CTS Corporation (Delaware), a Delaware corporation

     CTS of Panama, Inc., a Republic of Panama corporation

        CTS Components Taiwan, Ltd., 1 a Taiwan, Republic of
        China corporation

          CTS Singapore Pte., Ltd., a Republic of Singapore corporation

        CTS Electro de Matamoros, S.A.,1 a Republic of Mexico corporation

     CTS Export Corporation, a Virgin Islands corporation

     CTS Japan, Inc., a Japan corporation

CTS of Canada, Ltd., a Province of Ontario (Canada) corporation

    CTS Manufacturing (Thailand) Ltd.,1 a Thailand corporation

CTS Electronics Hong Kong Ltd.,1 a Hong Kong corporation

CTS Corporation U.K. Ltd., a United Kingdom corporation

CTS Printex, Inc., a California corporation

CTS Wireless Components, Inc., a Delaware Corporation

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

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33- 27749 and No. 333-5730) of CTS Corporation of our report dated January 28, 1999, on page S-2 of CTS Corporation on Form 10-K for the year ended December 31, 1998.





                                                   PricewaterhouseCoopers LLP


                                                        Chicago, Illinois
                                                        February 24, 1999