Form 10-Q
period 1999-04-04
CTS CORP
filed 1999-05-19
CIK 26058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 4, 1999

                                                        OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    April 4, 1999                           1-4639


                                CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 17,1999: 13,757,068

                       CTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                      Page No.

PART 1 -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Earnings - For the Three Months
         Ended April 4, 1999, and March 29, 1998                          3

         Condensed Consolidated Balance Sheets -
         As of April 4, 1999, and December 31, 1998                       4

         Condensed Consolidated Statements of Cash
         Flows - For the Three Months Ended April 4,
         1999, and March 29, 1998                                         5

         Consolidated Statements of Comprehensive
         Earnings - For the Three Months Ended
         April 4, 1999, and March 29, 1998                                6

         Notes to Condensed Consolidated Financial
         Statements                                                       7-12


         Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                         13-17


PART 2 -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                       18

         Item 6.  Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                                19

Part 1 -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
                   (In thousands, except per share amounts)

                                                   Three Months Ended
                                                  April 4,    March 29,
                                                    1999         1998
                                                    ----         ----


Net sales                                         $120,339      $94,041
Costs and expenses:
  Cost of goods sold                                83,152       67,674
  Selling, general and administrative expenses      15,861       12,708
  Research and development expenses                  4,659        3,260
  Acquired in-process research and
   development - Note C                             12,940          ---
  Amortization of intangibles                          395           76
                                                       ---           --
  Operating earnings                                 3,332       10,323

Other(expense)income:
  Interest expense                                  (1,291)        (499)
  Interest income                                      251          408
  Other                                                936          948
                                                       ---          ---
Total other (expense) income                          (104)         857
                                                      ----          ---
Earnings before income taxes                         3,228       11,180
Income taxes                                         1,065        3,802
                                                     -----        -----

    Earnings from continuing operations              2,163        7,378

    Earnings from discontinued operations,
     net of income tax charge of $889 in
     1998 - Note D                                     ---        1,334
                                                     -----        -----
                               Net earnings        $ 2,163      $ 8,712
                                                   =======      =======

Earnings per share - Note H

 Basic earnings per share:
    Continuing operations                          $ 0.16       $  0.50
    Discontinued operations                           ---          0.09
                                                                   ----
                               Net earnings        $ 0.16       $  0.59
                                                   ======       =======
 Diluted earnings per share:
    Continuing operations                          $ 0.15       $  0.47
    Discontinued operations                           ---          0.09
                                                                   ----
                               Net earnings        $ 0.15       $  0.56
                                                   ======       =======

Cash dividends declared per share                  $ 0.06       $  0.06

Average common shares outstanding:
    Basic                                          13,693        14,867
    Diluted                                        14,332        15,568

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION

                       CTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                    April 4,     December 31,
                                                       1999             1998*
                                                       ----             -----
ASSETS                                             (Unaudited)
Current Assets
   Cash                                              $16,369       $ 16,273
   Accounts receivable, less allowances
     (1999--$557; 1998--$552)                         84,226         47,043
   Inventories--Note B                                54,066         33,322
   Other current assets                                2,336          5,553
   Deferred income taxes                              16,737         16,392
                                                      ------         ------
               Total current assets                  173,734        118,583

Property, Plant and Equipment, less accumulated
  depreciation (1999--$143,248; 1998--$136,711)      143,976         67,186
Other Assets
   Prepaid pension                                    65,050         69,074
   Investment in discontinued operations               9,061         35,123
   Intangibles--Note C                                32,153          1,164
   Other                                               7,460          2,059
                                                       -----          -----
               Total other assets                    113,724        107,420
                                                     -------        -------

                                                    $431,434       $293,189
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt - Note E      $10,250        $14,000
  Accounts payable                                    36,535         17,412
  Accrued liabilities                                 62,597         50,965
                                                      ------         ------
     Total current liabilities                       109,382         82,377

Long-term Debt--Note E                               152,750         42,000
Other Long-term Obligations                           13,234         13,568
Deferred Income Taxes                                 27,145         27,145
Postretirement Benefits                                4,294          4,260
Shareholders' Equity:
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued
  Common stock-authorized 75,000,000 shares
   without par value; issued 24,185,949 shares       192,393        190,347
  Additional contributed capital                       8,366         10,872
  Retained earnings                                  198,612        197,285
  Cumulative translation adjustment                      177            806
                                                         ---            ---
                                                     399,548        399,310
  Less cost of common stock held in treasury:
   1999--10,418,227 shares; 1998--10,562,449
   shares                                            274,919        275,471
                                                     -------        -------
         Total shareholders' equity                  124,629        123,839
                                                     -------        -------
                                                    $431,434       $293,189
                                                    ========       ========

 *The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION

                       CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                           (In thousands of dollars)

                                                     Three Months Ended
                                                   April 4,       March 29,
                                                      1999            1998
                                                      ----            ----
Cash flows from operating activities:
  Net earnings                                     $ 2,163         $ 8,712
  Net earnings from discontinued operations            ---          (1,334)
  Depreciation and amortization                      6,347           4,023
  Acquired in-process research and
   development                                      12,940             ---
     (Increase) decrease net of effects from
       the purchase of Component Products
       Division (CPD):
      Accounts receivable                          (37,183)         (8,405)
      Inventories                                       23            (865)
      Other current assets                           2,154            (893)
      Deferred income taxes                         (5,172)            ---
      Prepaid pension asset                         (2,088)         (1,733)
      Gain on sale of fixed assets                    (816)         (1,254)
      Other                                          1,790           1,055
    Increase in:
      Accounts payable and accrued liabilities      30,755             177
                                                    ------             ---
      Total adjustments                              8,750          (9,229)
                                                     -----          ------
    Net cash provided by(used in)
     continuing operations                          10,913            (517)
    Net cash used by discontinued operations           ---          (2,242)
                                                    ------          ------
    Net cash provided by (used in)
     operating activities                           10,913          (2,759)

Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment, including discontinued
   operations, net                                  27,267           2,227
  Cash paid for purchase of CPD                    (96,937)            ---
  Capital expenditures                              (4,214)         (4,695)
                                                    ------          ------
    Net cash used in investing activities          (73,884)         (2,468)

Cash flows from financing activities:
  Proceeds from issuance of long-term
   obligations                                      96,937           8,000
  Payments of long-term obligations, net           (31,937)            ---
  Dividend payments                                   (817)           (911)
  Purchases of treasury stock                         (480)        (32,926)
  Other                                                399             392
                                                       ---             ---
    Net cash provided by
     (used in) financing activities                 64,102         (25,445)

Effect of exchange rate changes on cash            ( 1,035)            165
                                                   - -----             ---
Net increase(decrease)in cash                           96         (30,507)
Cash at beginning of year                           16,273          39,847
                                                    ------          ------
Cash at end of period                              $16,369         $ 9,340
                                                   =======         =======

Supplemental cash flow information
 Cash paid during the period for:
    Interest                                       $ 1,318         $ 1,044
    Income Taxes--Net                              $ 3,128         $ 3,769

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION

                       CTS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (In thousands of dollars)


                                                   Three Months Ended
                                                   ------------------

                                                April 4,          March 29,
                                                   1999               1998
                                                   ----               ----

Net earnings                                     $2,163            $8,712
Other comprehensive (loss) earnings -
   Translation adjustments                         (629)              403
                                                   ----               ---
     Comprehensive earnings                      $1,534            $9,115
                                                 ======            ======

See notes to condensed consolidated financial statements.

Part 1  -- FINANCIAL INFORMATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 4, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying condensed interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments considered necessary for a fair presentation of the results for the interim period. Operating results for the three-month period ended April 4, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-K.

Certain reclassifications have been made for the years presented in the financial statements to conform to the classifications adopted in 1999.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                       (In thousands)
                                  April 4,     December 31,
                                     1999             1998
                                     ----             ----

      Finished goods              $12,871         $ 9,289
      Work-in-process              15,794          10,396
      Raw material                 25,401          13,637
                                   ------          ------

                                  $54,066         $33,322
                                  =======         =======

NOTE C--ACQUISITION

On February 26, 1999, CTS Corporation (the "Company") completed the acquisition of the Component Products Division (CPD or CTS Wireless) of Motorola, Inc. ("Motorola"). The Company paid Motorola $94 million at the closing and assumed approximately $49 million of debt (including pension obligation) as part of the acquisition. In addition, the Company may be obligated to pay up to an additional $105 million over five years depending upon increased sales and profitability of CPD. CTS financed a substantial portion of the purchase price through bank borrowings.

Intangible assets totaling approximately $22 million were recorded as a result of this acquisition under the purchase method of accounting. The transaction also resulted in the recording of one-time charges of approximately $13 million related to the cost of acquired in-process research and development, and approximately $9 million was recorded as an intangible related to the value of existing CPD products (current technology). CPD designs and manufactures ceramic filters, quartz crystals, crystal oscillators, surface acoustic wave components and piezoceramic devices, in five facilities in the USA and Asia, primarily for the wireless communications industry.

The operating results of CTS Wireless have been included in the consolidated statements of earnings from the date of acquisition. Pro forma results of operations as if the acquisition of CPD had occurred at the beginning of the periods presented follows:

                                Three months ended         Year ended
                                  April 4, 1999         December 31, 1998
                                  -------------         -----------------

Unaudited
---------

Net sales (In millions)             $165.2                    $675.7

Net earnings (In millions)             3.2                      27.7

Diluted earnings per share           $0.22                     $1.90

For the pro forma effect of full year 1998, see the Company's Current Report on Form 8-K dated March 11, 1999, as amended.

These unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangibles, and increased interest expense on acquisition debt. In management's opinion, the pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1998, or of future operations of the combined companies under the ownership and operation of the Company. The allocation of purchase price to assets acquired and liabilities assumed is preliminary; however, it is not expected that finalization will have any material effect on the financial position or results of operations.

Acquired in-process research and development
--------------------------------------------

The Company allocated $13 million of the total purchase price to acquired in-process research and development related to the CPD acquisition.

The Company used independent professional appraisal consultants to assess and allocate values to the in-process research and development. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. The fair value assigned to acquired in-process technology was determined by estimating the contribution of the acquired in-process technology to developing commercially viable products and estimating the resulting cash flows from the expected product sales of such products. The resulting cash flows were discounted to their present value using a rate of 18%, which exceeds the overall cost of capital for the Company. Cash flows attributable to development efforts, including the completion of developments underway, and future versions of the product that have not yet been undertaken, were excluded in the valuation of in-process research and development, and the percentage of completion of development was used to recognize only the value of the completed portion of the research and development efforts as in-process research and development. There were no material anticipated changes from historical pricing, margins and expense trends.

Estimated net cash inflows from the acquired in-process technology related to CPD are projected to commence in the latter part of 1999 and steadily decline through 2004.

As of the date of acquisition, approximately $10 million had been expended to develop these research and development projects. The estimated cost to complete the projects is approximately $9 million to be incurred through the year 2000. Remaining efforts on the projects are significant and include most phases of project design, development and testing.

At the date of the acquisition, the development of these projects had not yet reached technological feasibility, the research and development in progress had no alternative future uses and the remaining efforts on the projects were significant. Accordingly, these costs were expensed as of the acquisition date.

Acquired current technology of approximately $9 million was capitalized at the acquisition date and is being amortized over four years on a straight-line basis.

The Company believes that the assumptions used in the forecasts were reasonable at the time of the business combination. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.


NOTE D--DISCONTINUED OPERATIONS/DIVESTITURES

During 1998, CTS finalized its plan to sell all of the businesses obtained in the Dynamics Corporation of America (DCA) acquisition not strategic to the Company's core business segments of electronic components and electronic assemblies. These noncore businesses are recorded as discontinued operations for all periods presented in the consolidated financial statements. During 1998, CTS completed the sale of the Waring Products Division resulting in gross proceeds of approximately $22 million.

During the first quarter of 1999, the divestiture of three of the discontinued operations was completed resulting in gross proceeds of approximately $31 million. These divestitures substantially complete the sale of businesses acquired from DCA which were not strategic to the Company's electronic components or electronic assemblies segments. Proceeds of the divestitures were used to reduce bank debt.


NOTE E--LONG-TERM DEBT

Interest-bearing debt increased from $56 million at December 31, 1998 to $163 million at April 4, 1999, primarily due to the acquisition of CTS Wireless. The Company borrowed $121 million of the debt under new bank credit facilities which totaled $225 million. The initial variable interest rate on these borrowings is approximately LIBOR plus one percent and the facilities have a term of six
                                       9
years. The $225 million of credit facilities is unsecured and replaced previous credit facilities which totaled $125 million.

The remaining $42 million of debt requires payment of interest at a fixed annual weighted-average rate of 7.5 percent. The entire principal amount of $42 million is due in the year 2013.


NOTE F--SEGMENT REPORTING

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments.

CTS'  reportable  segments  are based upon the nature of  products  within the
Company.   The  products   comprising  the  reportable  segments  are  managed
separately and have differing technology and marketing strategies.

CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of automotive sensors used in commercial or consumer vehicles, ceramic filters, surface acoustic wave components, piezoceramic devices, frequency control devices such as crystals and clocks, loudspeakers, resistor networks, switches and variable resistors. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assembly represents a completed, higher-level functional product to be used in customer end products or assemblies. These products consist principally of interconnect products such as backpanel and connector assemblies used in the telecommunications industry, cursor controls for computers, flex cable assemblies used in the disk drive market and hybrid microcircuits used in the healthcare market.

Management evaluates performance based upon operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable segments is shown in the following table:

(In thousands)

                           Electronic       Electronic
                           Components       Assemblies           Total
                           ----------       ----------           -----
First Quarter 1999
Net sales to external
 customers                   $ 91,374         $ 28,965        $120,339
Operating earnings             16,482             (210)         16,272
Total assets                 $376,926         $ 45,447        $422,373


First Quarter 1998
Net sales to external
 customers                   $ 61,898          $32,143        $ 94,041
Operating earnings              9,155            1,168          10,323
Total assets                 $201,541          $59,553        $261,094


Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

(In thousands)

Operating Earnings                          First Quarter    First Quarter
                                                    1999             1998
                                                    ----             ----
Total operating earnings for
 reportable segments                              $16,272         $10,323
Acquired in-process research
 and development charge                           (12,940)            ---
Interest expense                                   (1,291)           (499)
Other income                                        1,187           1,356
                                                    -----           -----
Earnings before income taxes                       $3,228         $11,180
                                                   ======         =======

Assets
Total assets for reportable segments             $422,373        $261,094
Investment in discontinued operations               9,061          40,690
                                                    -----          ------
Total assets                                     $431,434        $301,784
                                                 ========        ========


NOTE G--LITIGATION AND CONTINGENCIES

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

NOTE H- EARNINGS PER SHARE

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the first quarter of 1999 and 1998. The other dilutive securities of approximately 161,000 and 176,000 at April 4, 1999, and March 29, 1998, respectively, consisted of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.

(In thousands, except per share amounts)


                               Earnings            Shares    Per Share
                             (Numerator)     (Denominator)      Amount
                             -----------     -------------      ------



First Quarter 1999:
Basic EPS                         $2,163           13,693          $0.16


Effect of Dilutive
 Securities:
   Stock options                                      478
   Other                                              161


Diluted EPS                       $2,163           14,332          $0.15



First Quarter 1998:
Basic EPS                         $8,712           14,867          $0.59

Effect of Dilutive
 Securities:
   Stock options                                     525
   Other                                             176



Diluted EPS                       $8,712           15,568          $0.56

Part 1 -- FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations

Material Changes in Financial Condition: Comparison of April 4, 1999 to December 31, 1998

The following table highlights significant changes in balance sheet items and ratios and other information related to liquidity and capital resources:

                                           (Dollars in thousands)
                                 April 4,     December 31,       Increase
                                    1999             1998       (Decrease)
                                    ----             ----       ----------
Cash                             $16,369          $16,273       $     96
Accounts receivable, net          84,226           47,043         37,183
Inventories, net                  54,066           33,322         20,744
Current assets                   173,734          118,583         55,151
Accounts payable                  36,535           17,412         19,123
Current liabilities              109,382           82,377         27,005
Working capital                   64,352           36,206         28,146
Current ratio                       1.59             1.44            .15
Interest-bearing debt           $163,000          $56,000       $107,000
Shareholders' equity             124,629          123,839            790
Interest-bearing debt
 as a percent of
 shareholders' equity               131%              45%            86% pts.
Interest-bearing debt
 as a percent of
 capitalization                      57%              31%            26% pts.

From December 31, 1998, to April 4, 1999, working capital of CTS Corporation and its subsidiaries ("CTS" or "Company") increased $28.1 million. This increase is primarily due to the inclusion of CTS Wireless at April 4, 1999.

The percentage of interest-bearing debt to shareholders' equity increased significantly due to the increase in debt for the purchase of CTS Wireless.

Capital expenditures were $4.2 million during the first quarter, compared with $4.7 million for the same period a year earlier. These capital expenditures were primarily for increased manufacturing capacity, manufacturing improvement programs and new products.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows used for investing activities totaled $73.9 million through the first quarter of 1999, including $96.9 million paid for the CPD acquisition and $4.2 million of capital expenditures, partially offset by net proceeds received from the sale of property, plant and equipment including discontinued operations of $27.3 million. In the first three months of 1998, cash flows used for investing activities totaled $2.5 million, consisting of $4.7 million of capital expenditures, partially offset by $2.2 million of net proceeds from the sale of property, plant and equipment.

Cash flows provided by financing activities were $64.1 million in 1999, consisting of a net increase in debt of $65.0 million (excluding the $42.0 million of debt assumed with the purchase of CPD), partially offset by dividends of $0.8 million, and the net of purchases of treasury stock and other of $0.1 million. The increase in debt was due to financing obtained to fund the CPD acquisition, partially offset by the paydown of debt with the proceeds from the sale of discontinued operations. The Company purchased inventory of CPD, however, it did not purchase accounts receivable or accounts payable. Accordingly, the Company financed the working capital needs of CPD for the month of March principally through the increase in trade accounts payable and will continue to do so prospectively. During the first three months of 1998, cash flows used for financing activities totaled $25.4 million, including $32.9 million of stock purchases and a net of $0.5 million for dividends and other, partially offset by an increase in debt of $8.0 million.

The Company has historically been able to fund its capital and operating needs through its cash flows from operations and available credit under its bank credit facilities. CTS currently has unsecured bank credit facilities totaling $225.0 million with a term of six years. The Company believes its current cash flow and available credit under the bank credit facilities is adequate to fund its operating requirements, working capital, capital expenditures and debt service.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Material Changes in Results of Operations: Comparison of First Quarter 1999 to First Quarter 1998

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending April 4, 1999, and March 29, 1998:

                                      (Dollars in thousands)
                               April 4,     March 29,       Increase
                                  1999          1998       (Decrease)
                                  ----          ----       ----------

Net sales                     $120,339       $94,041       $ 26,298
Gross earnings                  37,187        26,367         10,820
Gross earnings as a percent
  of sales                       30.9%         28.0%           2.9%
Selling, general and
  administrative expenses       15,861        12,708         3,153
Selling, general and
  administrative expenses as
  a percent of sales             13.2%         13.5%          (0.3%)
Research and development
  expenses                       4,659         3,260          1,399
Acquired in-process research
 and development (IPR&D)        12,940           ---         12,940
Operating earnings               3,332        10,323         (6,991)
Operating earnings excluding
 IPR&D charge                   16,272        10,323          5,949
Operating earnings, excluding
 IPR&D charge, as a percent
 of sales                        13.5%         11.0%           2.5%
Interest expense                 1,291           499            792
Earnings before income taxes     3,228        11,180         (7,952)
Earnings before income taxes,
 excluding IPR&D charge         16,168        11,180          4,988
Income taxes                     1,065         3,802         (2,737)
Income tax rate                  33.0%         34.0%         (1.0%)

Net sales increased by $26.3 million, or 28% from the first quarter of 1998. Sales increases occurred principally as a result of the inclusion of CTS Wireless since February 26, 1999. CTS Wireless' operating results will be reported as part of CTS' electronic components segment. As a percent of total sales, sales of electronic components and electronic assemblies in the first quarter of 1999 were 76% and 24%, respectively. As a percentage of total sales, the first quarter of 1998 sales of electronic components and electronic assemblies were 66% and 34%, respectively. Refer to Note F - Segment Reporting, for a description of the Company's segments.

The electronic components segment experienced a $29.5 million sales increase, or 48% from the first quarter of 1998, primarily due to the inclusion of CTS Wireless' financial results since February 26, 1999. Revenue increases were also realized in automotive and traditional frequency product lines. First quarter sales declines were experienced in thermal dissipator products sold to the personal computer market, when 1999 is compared to 1998.

The electronic assemblies segment experienced a 1999 sales decrease of $3.2 million, or 10% from the first quarter of 1998, primarily due to declines in flex cable assemblies for the disk drive industry. CTS expects that 1999 annual sales of flex cable assemblies will not reach the level achieved in 1998.

Gross earnings increased primarily due to the inclusion of CTS Wireless since February 26, 1999. Increases in gross earnings were also realized as a result of a favorable product mix in the electronic components segment, as well as the earnings effect of the revenue increases in automotive and frequency product lines.

Selling, general and administrative expenses in dollars increased in the electronic components segment primarily as a result of the inclusion of CTS Wireless, however, decreased as a percentage of sales on a total company basis.

Research and development expenses increased in dollars primarily as a result of the inclusion of CTS Wireless. In addition, the Company continued its investment efforts in new product development and improvements.

The acquired in-process research and development of $12.9 million reported during the first three months of 1999 consisted of a one-time charge related to the purchase of CPD. Amortization of intangibles totaled $0.4 million for the first three months of the year, representing a $0.3 million increase compared to the same period in the prior year. This increase was primarily attributable to the recording of the additional intangibles related to the acquisition of CPD in February 1999.

The increase in operating earnings dollars, excluding the acquired in- process research and development charge, is principally due to the acquisition of CTS Wireless, the incremental margin impact on higher sales volume and continued control of manufacturing and operating expenses.

The effective tax rate decreased by 1% point primarily due to higher earnings in the lower-tax jurisdictions.

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

CTS has formed a Company-wide Year 2000 Readiness Project to identify and resolve Year 2000 issues. This program includes the inventory of financial, manufacturing, design and other internal systems, hardware, equipment and embedded chips in industrial control instruments, and the assessment, remediation and testing of the systems. All systems were inventoried, reviewed and assessed in 1998, and the majority of systems which were not Year 2000 ready were remedied or replaced and tested in 1998. The project is approximately 95% completed and the remaining remediation of systems is expected to be completed by the end of the second quarter of 1999. Acceptance testing and certification of these systems are projected for completion by the third quarter of 1999. A task force, comprised of members from operating units and executive management, meets regularly and tracks the progress of the program, prioritizes all the potential risks and develops plans to eliminate or reduce risks.

CTS also faces risk to the extent that suppliers of products, services and systems purchased by CTS, and others with whom CTS transacts business on a worldwide basis, do not comply with Year 2000 requirements. As part of the program, Year 2000 Readiness Surveys have been sent to significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations. CTS is currently in the process of evaluating responses and sending follow-up requests to the estimated 4% that have not responded. While management believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company cannot fully evaluate the extent of potential problems and the costs associated with corrective actions. A contingency plan is being evaluated and reviewed, and will not be formally established until the third quarter of 1999 when the evaluation of suppliers and the remaining remediation of systems and testing is completed. CTS is unable to determine what effect the failure of systems due to Year 2000 issues by CTS or its suppliers or customers may have, but any significant failures could have an adverse material effect on the Company's results of operations and financial condition.

The cost to complete the program is estimated at $2.0 million for the costs of outside consultants, software and hardware applications. There has been $1.5 million spent to date as of April 4, 1999. CTS has not tracked the internal costs incurred for all of the hours spent on the project.

Part 2 -- OTHER INFORMATION

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


Item 6. Exhibits and Reports on Form 8-K

a.      Exhibits

        27.1 Financial Data Schedule

b.      Reports on Form 8-K

        During the three-month period ended April 4, 1999, the Company filed one Report on Form 8-K, dated March 11, 1999 (as amended) reporting under Item 2. Acquisition and Disposition of Assets, related to the Company's acquisition of the Component Products Division of Motorola, Inc. The Company filed an amendment to the Form 8-K on May 12, 1999, reporting the financial statements and pro forma financial information required by Item 7 of Form 8-K.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                    CTS CORPORATION




/S/Jeannine M. Davis              /S/ Timothy J. Cunningham
Jeannine M. Davis                 Timothy J. Cunningham
Senior Vice President,            Vice President Finance
Secretary and General Counsel     and Chief Financial Officer



(GRAPHIC OMITTED)
Dated: May 19, 1999