Form 10-Q
period 1999-07-04
CTS CORP
filed 1999-08-18
CIK 26058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 4, 1999

                                                        OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    July 4, 1999                           1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1999: 27,549,606.

                       CTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                               Page No.

PART 1. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Earnings - For the Three Months and Six
         Months ended July 4, 1999, and June 28, 1998             3

         Condensed Consolidated Balance Sheets -
         As of July 4, 1999, and December 31, 1998                4

         Condensed Consolidated Statements of Cash
         Flows - For the Six Months Ended July 4,
         1999, and June 28, 1998                                  5

         Consolidated Statements of Comprehensive
         Earnings - For the Three Months and Six
         Months Ended July 4, 1999, and June 28, 1998             6

         Notes to Condensed Consolidated Financial
         Statements                                            7-14


         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results of
                               Operations                     15-21


PART 2. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                             22

         Item 6.  Exhibits and Reports on Form 8-K              22


SIGNATURES                                                      23

Part 1 -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
                   (In thousands, except per share amounts)

                                    Three Months Ended      Six Months Ended
                                    July 4,   June 28,     July 4,     June 28,
                                     1999       1998        1999         1998
                                     ----       ----        ----        ----

Net sales                         $177,825    $99,293     $298,164   $193,334
Costs and expenses:
  Cost of goods sold               125,139     68,074      208,291    135,748
  Selling, general and
   administrative expenses          21,600     14,152       37,461     26,860
  Research and development
   expenses                          6,579      3,613       11,238      6,873
  Acquired in-process research
   and development-Note C                0          0       12,940          0
  Amortization of intangibles          906         75        1,301        151
                                    ------     ------       ------     ------
  Operating earnings                23,601     13,379       26,933     23,702

Other(expense)income:
  Interest expense                  (2,930)      (608)     (4,221)     (1,107)
  Interest income                      229        207         480         615
  Other                                  7        187         943       1,135
                                    ------     ------      ------      ------
Total other(expense)income          (2,694)      (214)     (2,798)        643
                                    ------     ------      ------      ------
Earnings before income taxes        20,907     13,165      24,135      24,345
Income taxes                         6,417      4,265       7,482       8,067
                                   =======    =======     =======     =======

   Earnings from continuing
    operations                      14,490      8,900      16,653      16,278
   Earnings from discontinued
    operations, net of income
    tax charge of $511 for the
    three months and $1,400 for
    the six months ended
    June 28, 1998-Note D                 0        766           0       2,100
                                  --------    -------     -------    --------
               Net earnings       $ 14,490    $ 9,666     $16,653    $ 18,378
                                  ========    =======     =======    ========
Earnings per share-Note H

  Basic earnings per share:
   Continuing operations          $   0.53    $  0.32     $  0.61    $   0.57
   Discontinued operations               0       0.03           0        0.07
                                  --------    -------     -------    --------
               Net earnings       $   0.53    $  0.35     $  0.61    $   0.64
                                  ========    =======     =======    ========

Diluted earnings per share:
  Continuing operations           $   0.51    $ 0.30      $  0.58    $   0.54
  Discontinued operations                0      0.03            0        0.07
                                   -------   -------      -------     -------
               Net earnings       $   0.51    $ 0.33      $  0.58    $   0.61
                                  ========    ======      =======    ========

Cash dividends declared
  per share                       $   0.03    $ 0.03      $  0.06    $   0.06
                                  ========    ======      =======    ========

Average common shares outstanding:
   Basic                            27,536    27,923      27,460       28,813
   Diluted                          28,515    29,156      28,588       30,130

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION

                       CTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                   July 4,       December 31,
                                                     1999           1998*
ASSETS                                           (Unaudited)
                                                 -----------     -----------
Current Assets
   Cash                                             $ 14,968       $ 16,273
   Accounts receivable, less allowances
     (1999--$819; 1998--$552)                        102,653         47,043
   Inventories--Note B                                58,741         33,322
   Other current assets                                2,791          5,553
   Deferred income taxes                              16,737         16,392
                                                      ------         ------
               Total current assets                  195,890        118,583

Property, Plant and Equipment, less accumulated
  depreciation(1999--$149,945; 1998--$136,711)       144,325         67,186
Other Assets
   Prepaid pension                                    66,710         69,074
   Investment in discontinued operations               9,061         35,123
   Intangibles--Note C                                31,259          1,164
   Other                                               7,583          2,059
                                                      ------         ------
               Total other assets                    114,613        107,420
                                                     -------        -------

                                                    $454,828       $293,189
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt-Note E       $ 11,500       $ 14,000
  Accounts payable                                    39,409         17,412
  Accrued liabilities                                 68,668         50,965
                                                     -------         ------
     Total current liabilities                       119,577         82,377

Long-term Debt--Note E                               156,500         42,000
Other Long-term Obligations                           10,837         13,568
Deferred Income Taxes                                 27,145         27,145
Postretirement Benefits                                4,282          4,260
Shareholders' Equity:
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued
  Common stock-authorized 75,000,000 shares
   without par value; issued 48,382,956 shares       192,956        190,347
  Additional contributed capital                       8,159         10,872
  Retained earnings                                  212,267        197,285
  Cumulative translation adjustment                     (136)           806
                                                     -------        -------
                                                     413,246        399,310
  Less cost of common stock held in treasury:
   1999--20,841,878 shares; 1998--21,124,898
   shares                                            276,759        275,471
                                                     -------        -------
         Total shareholders' equity                  136,487        123,839
                                                     -------        -------
                                                    $454,828       $293,189
                                                    ========       ========

 *The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION

                       CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                           (In thousands of dollars)
                                                         Six Months Ended
                                                      ----------------------
                                                      July 4,        June 28,
                                                       1999           1998
                                                       ----           ----
Cash flows from operating activities:
  Net earnings                                     $ 16,653        $ 18,378
  Deduct Net earnings from discontinued operations        0          (2,100)
  Depreciation and amortization                      17,302           7,976
  Acquired in-process research and development       12,940               0
   (Increase)decrease net of effects of
     acquisition:
    Accounts receivable                             (55,610)        (10,323)
    Inventories                                      (4,652)         (6,310)
    Other current assets                              1,699            (373)
    Deferred income taxes                            (5,176)              0
    Prepaid pension asset                            (3,748)         (3,477)
    Gain on sale of fixed assets                       (897)         (1,251)
    Other                                            (2,895)          2,682
  Increase (decrease) in:
    Accounts payable and accrued liabilities         39,672          (1,915)
                                                     ------          ------
    Total adjustments                                (1,365)        (12,991)
                                                     ------         -------
  Net cash provided by
   continuing operations                             15,288           3,287
  Net cash provided by discontinued operations            0           8,860
                                                     ------           -----
  Net cash provided by operating
   activities                                        15,288          12,147
Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment including discontinued
   operations, net                                   28,144          23,253
  Purchase of CTS Wireless                          (96,937)              0
  Other acquisition costs                                 0          (3,329)
  Capital expenditures                              (12,664)        (10,652)
                                                    -------         -------
  Net cash(used in)provided by
   investing activities                             (81,457)          9,272

Cash flows from financing activities:
  Proceeds from issuance of long-term
   obligations - CTS Wireless acquisition            96,937               0
  Proceeds from issuance of long-term
   obligations - Other                                    0           5,000
  Payments of long-term obligations, net            (26,937)           (750)
  Dividend payments                                  (1,643)         (1,785)
  Purchases of treasury stock                        (2,422)        (50,950)
  Other                                                 523          (2,870)
                                                    -------         -------
    Net cash provided by(used in)
     financing activities                            66,458         (51,355)

Effect of exchange rate changes on cash              (1,594)            194
                                                     ------          ------
Net decrease in cash                                 (1,305)        (29,742)
Cash at beginning of year                            16,273          39,847
                                                     ------          ------
Cash at end of period                              $ 14,968        $ 10,105
                                                   ========        ========

Supplemental cash flow information
Cash paid during the period for:
    Interest                                       $  3,687       $  2,251
    Income Taxes--Net                              $  7,409       $  9,961

 See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION

                       CTS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (In thousands of dollars)


                                 Three Months          Six Months
                                    Ended                Ended
                                    -----                -----
                             July 4,  June 28,     July 4,   June 28,
                              1999      1998         1999     1998
                              ----      ----         ----     ----

Net earnings                 $14,490   $9,666     $16,653   $18,378
Other comprehensive
 (loss) earnings -
   Translation adjustments      (313)    (248)       (942)      155
                              ------   ------     -------   -------
     Comprehensive earnings  $14,177   $9,418     $15,711   $18,533
                             =======   ======     =======   =======


See notes to condensed consolidated financial statements.

Part 1  -- FINANCIAL INFORMATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  July 4,1999

NOTE A--BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Certain reclassifications have been made for the years presented in the financial statements to conform to the classifications effective in 1999.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                                    (In thousands)
                                                July 4,    December 31,
                                                 1999         1998
                                                 ----         ----

                  Finished goods              $ 14,417     $  9,289
                  Work-in-process               17,765       10,396
                  Raw material                  26,559       13,637
                                                ------       ------

                                              $ 58,741     $ 33,322
                                              ========     ========

NOTE C--ACQUISITION

On February 26, 1999, CTS Corporation completed the acquisition of the Component Products Division of Motorola, Inc., hereafter referred to as "CTS Wireless." As part of the acquisition, the Company paid Motorola, Inc. $94 million at the closing and assumed approximately $49 million of debt (including pension obligation). Additionally, the Company may be obligated to pay up to an additional $105 million over five years depending upon increased sales and profitability of CTS Wireless. The Company financed a substantial portion of the purchase price through bank borrowings.

Intangible assets totaling approximately $31 million were recorded as a result of this acquisition under the purchase method of accounting, which included approximately $9 million recorded as an intangible related to the value of existing CTS Wireless products (current technology). The transaction also resulted in the recording of one-time charges of approximately $13 million related to the cost of acquired in-process research and development. CTS Wireless designs and manufactures ceramic filters, quartz crystals, crystal oscillators, surface acoustic wave components and piezoceramic devices, in five facilities in the USA and Asia, primarily for the wireless communications industry.

The operating results of CTS Wireless have been included in the consolidated statements of earnings from the date of acquisition. Pro forma results of operations as if the acquisition of CTS Wireless had occurred at the beginning of the periods presented follow:

                                     Pro forma                Pro forma
                                  Six months ended           Year ended
                                    July 4, 1999         December 31, 1998
                                    ------------         -----------------
Unaudited
---------

Net sales (In millions)               $343.1                  $675.7

Net earnings (In millions)              17.7                    27.7

Diluted earnings per share           $  0.62                  $ 0.95

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

Acquired in-process research and development

The Company allocated $13 million of the total purchase price to acquired in-process research and development related to the CTS Wireless acquisition.

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

Estimated net cash inflows from the acquired in-process technology related to CTS Wireless are projected to commence in the latter part of 1999 and steadily decline through 2004.

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

During the first half of 1999, the divestiture of three of the discontinued operations was completed resulting in gross proceeds of approximately $31 million. These divestitures substantially complete the sale of businesses acquired from DCA which were not strategic to the Company's electronic components or electronic assemblies segments. Proceeds of the divestitures were used to reduce bank debt.

NOTE E--LONG-TERM DEBT

Interest-bearing debt increased from $56 million at December 31, 1998, to $168 million at July 4,1999, primarily due to the acquisition of CTS Wireless. The Company had total bank borrowings of $126 million. The variable interest rate on these borrowings was approximately LIBOR plus one percent and the facilities have a term of six years. CTS has $225 million of credit facilities which are unsecured and replaced the previous credit facilities which totaled $125 million.

The additional $42 million of debt was assumed as part of the CTS Wireless acquisition and requires payment of interest at a fixed annual weighted-average rate of 7.5 percent. The entire principal amount of $42 million is due in the year 2013.

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

CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of automotive sensors used in commercial or consumer vehicles, ceramic filters, surface acoustic wave components, piezoceramic devices, frequency control devices such as crystals and clocks, loudspeakers, resistor networks, switches and variable resistors. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the combined products, may themselves be marketed as separate stand-alone products. Such assembly represents a completed, higher-level functional product to be used in customer end products or assemblies. These products consist principally of interconnect products such as backpanel and connector assemblies used in the telecommunications industry, cursor controls for computers, flex cable assemblies used in the disk drive market and hybrid microcircuits used in the healthcare market.

Management evaluates performance based upon operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable segments is shown in the following table:

(In thousands)

                               Electronic     Electronic
                               Components     Assemblies          Total
                               ----------     ----------          -----
Second Quarter 1999
Net sales to external
 customers                       $147,144        $30,681        $177,825
Operating earnings                 22,513          1,088          23,601
Total assets                      390,678         55,089         445,767


Second Quarter 1998
Net sales to external
 customers                       $ 65,656        $33,637        $ 99,293
Operating earnings                 10,417          2,962          13,379
Total assets                      204,176         55,855         260,031

First Half 1999
Net sales to external
 customers                       $238,518        $59,646        $298,164
Operating earnings                 38,995            878          39,873
Total assets                      390,678         55,089         445,767

First Half 1998
Net sales to external
 customers                       $127,554        $65,780        $193,334
Operating earnings                 19,572          4,130          23,702
Total assets                      204,176         55,855         260,031

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

(In thousands)

                                   Three Months        Six Months
                                      Ended               Ended
                                      -----               -----
                                 July 4, June 28,    July 4,  June 28,
                                   1999     1998       1999      1998
                                   ----     ----       ----      ----
Operating Earnings

Total operating earnings for
 reportable segments            $23,601  $13,379    $39,873   $23,702
Acquired in-process research
 and development charge               0        0    (12,940)        0
Interest expense                 (2,930)    (608)    (4,221)   (1,107)
Other income                        236      394      1,423     1,750
                                 ------   ------     ------     -----
Earnings before income taxes    $20,907  $13,165    $24,135   $24,345
                                =======  =======    =======   =======


Assets                                     July 4,             June 28,
                                            1999                1998
                                            ----                ----
Total assets for reportable segments     $445,767             $260,031
Investment in discontinued operations       9,061               37,240
                                         --------             --------
Total assets                             $454,828             $297,271
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

NOTE H--CAPITAL STOCK

On June 24, 1999, the CTS Corporation Board of Directors declared a 2-for-1 stock split in the form of a stock dividend to CTS shareholders of record on July 12, 1999. Under the split, CTS common shareholders received a stock dividend of one CTS share for each CTS share held. All shares outstanding and per share amounts have been restated to reflect the stock split.

NOTE I--EARNINGS PER SHARE

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the second quarter and first half of 1999 and 1998. The other dilutive securities of approximately 310,000 and 335,000 at July 4, 1999, and June 28, 1998, respectively, consisted of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.


(In thousands, except per share amounts)
                                                                    Net
                                     Earnings      Shares         Earnings
                                   (Numerator)  (Denominator)    Per Share
                                   -----------  -------------    ---------

Second Quarter 1999:
Basic EPS                            $14,490       27,536          $0.53
                                     =======       ======          =====

Effect of Dilutive
 Securities:
   Stock options                                     669
   Other                                             310

       Diluted EPS                   $14,490       28,515          $0.51
                                      =======      ======          =====


Second Quarter 1998:
Basic EPS                            $ 9,666       27,923          $0.35
                                     =======       ======          =====

Effect of Dilutive
 Securities:
   Stock options                                     898
   Other                                             335

Diluted EPS                         $ 9,666       29,156           $0.33
                                    =======       ======           =====


First Half 1999:
Basic EPS                           $16,653       27,460           $0.61
                                    =======       ======           =====

Effect of Dilutive
 Securities:
   Stock options                                    812
   Other                                            316

Diluted EPS                         $16,653       28,588           $0.58
                                    =======       ======           =====


First Half 1998:
Basic EPS                           $18,378       28,813           $0.64
                                    =======       ======           =====

Effect of Dilutive
 Securities:
   Stock Options                                    974
   Other                                            343

Diluted EPS                         $18,378      30,130            $0.61
                                    =======      ======            =====

Part 1 -- FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Material Changes in Financial Condition: Comparison of July 4, 1999 to December 31, 1998

The following table highlights significant changes in balance sheet items and ratios and other information related to liquidity and capital resources:


                                              (Dollars in thousands)
                                         July 4,   December 31,   Increase
                                          1999        1998       (Decrease)
                                          ----        ----       ----------
Cash                                   $14,968     $16,273       $(1,305)
Accounts receivable, net               102,653      47,043        55,610
Inventories, net                        58,741      33,322        25,419
Current assets                         195,890     118,583        77,307
Accounts payable                        39,409      17,412        21,997
Current liabilities                    119,577      82,377        37,200
Working capital                         76,313      36,206        40,107
Current ratio                             1.64        1.44           .20
Interest-bearing debt                 $168,000     $56,000      $112,000
Shareholders' equity                   136,487     123,839        12,648
Interest-bearing debt
 as a percent of
 shareholders' equity                      123%        45%            78 % pts.
Interest-bearing debt
 as a percent of
 capitalization                             55%        31%            24 % pts.

From December 31, 1998, to July 4, 1999, working capital of CTS Corporation and its subsidiaries (CTS or Company) increased $40.1 million. This increase is primarily due to the inclusion of CTS Wireless at July 4, 1999.

The percentage of interest-bearing debt to shareholders' equity increased significantly due to the increase in debt for the purchase of CTS Wireless.

Capital expenditures were $12.7 million during the first half, compared with $10.7 million for the same period a year earlier. These capital expenditures were primarily for increased manufacturing capacity, manufacturing improvement programs and new products.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used for investing activities totaled $81.5 million through the first half of 1999, including $96.9 million acquisition related costs for the CTS Wireless acquisition and $12.7 million of capital expenditures, partially offset by net proceeds received from the sale of property, plant and equipment including discontinued operations of $28.1 million. In the first six months of 1998, cash flows provided by investing activities totaled $9.3 million, consisting of $23.3 million of net proceeds from the sale of property, plant and equipment, partially offset by $10.7 million of capital expenditures, and $3.3 million of other acquisition related costs.

Cash flows provided by financing activities were $66.5 million in 1999, consisting of a net increase in debt of $70.0 million (excluding the $42.0 million of debt assumed with the purchase of CTS Wireless), partially offset by dividends of $1.6 million, and the net of purchases of CTS stock and other financing activities of $1.9 million. The increase in debt was due to financing obtained to fund the CTS Wireless acquisition, partially offset by the paydown of debt with the proceeds from the sale of discontinued operations. During the first six months of 1998, cash flows used for financing activities totaled $51.4 million, including $51.0 million of CTS stock purchases and a net of $4.7 million for dividends and other financing activities, partially offset by a net increase in long-term obligations of $4.3 million.

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

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Material Changes in Results of Operations:  Comparison of Second
Quarter 1999 to Second Quarter 1998

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ending July 4,1999, and June 28,1998:

                                         (Dollars in thousands)
                                    July 4,      June 28,    Increase
                                     1999         1998      (Decrease)
                                     ----         ----      ----------

Net sales                         $177,825       $99,293      $78,532
Gross earnings                      52,686        31,219       21,467
Gross earnings as a percent
  of sales                            29.6%         31.4%        (1.8)% pts.
Selling, general and
  administrative expenses           21,600        14,152        7,448
Selling, general and
  administrative expenses as
  a percent of sales                  12.1%         14.3%        (2.2)% pts.
Research and development
  expenses                           6,579         3,613        2,966
Operating earnings                  23,601        13,379       10,222
Interest expense                     2,930           608        2,322
Earnings before income taxes        20,907        13,165        7,742
Income taxes                         6,417         4,265        2,152
Income tax rate                       30.7%         32.4%        (1.7)% pts.

Net sales increased by $78.5 million, or 79% from the second quarter of 1998. Sales increases occurred principally as a result of the inclusion of CTS Wireless for a full quarter. CTS Wireless' operating results are reported as part of CTS' electronic components segment. As a percent of total sales, sales of electronic components and electronic assemblies in the second quarter of 1999 were 83% and 17%, respectively. As a percentage of total sales, the second quarter of 1998 sales of electronic components and electronic assemblies were 66% and 34%, respectively. Refer to Note F - Segment Reporting, for a description of the Company's segments.

The electronic components segment experienced an $81.4 million sales increase, or 124% from the second quarter of 1998, primarily due to the inclusion of CTS Wireless' sales for a full quarter. Revenue increases were also realized in automotive and traditional frequency product lines. Second quarter sales declines were experienced in thermal dissipator products sold to the personal computer market due to competitive pressures from Asian manufacturers, when 1999 is compared to 1998.

The electronic assemblies segment experienced a 1999 sales decrease of $2.9 million, or 9% from the second quarter of 1998, primarily due to declines in flex cable assemblies for the disk drive industry. CTS expects that 1999 annual sales of flex cable assemblies will not reach the level achieved in 1998. The other products in this segment, such as cursor controls and interconnect products, experienced significant revenue increases in the 1999 second quarter.

Gross earnings dollars increased primarily due to the inclusion of CTS Wireless for a full quarter, as well as the earnings effect of the revenue increases in automotive and frequency product lines. The lower percent of sales was related to the inclusion of CTS Wireless, which has lower margins than CTS historical margins.

Selling, general and administrative expenses in dollars increased in the electronic components segment primarily as a result of the inclusion of CTS Wireless. However, these expenses decreased as a percentage of sales on a total Company basis due to the fixed nature of most of these costs.

Research and development expenses increased in dollars primarily as a result of the inclusion of CTS Wireless. In addition, the Company continued its investment efforts in new product development and improvements.

Amortization of intangibles totaled $0.9 million for the second quarter of the year, representing a $0.8 million increase compared to the same period in the prior year. This increase was primarily attributable to the recording of the additional intangibles related to the acquisition of CTS Wireless in February 1999.

The increase in operating earnings dollars, is principally due to the acquisition of CTS Wireless, the incremental margin impact on higher sales volume and continued control of manufacturing and operating expenses.

The effective tax rate decreased by two percentage points primarily due to higher earnings in the lower-tax jurisdictions, particularly CTS Wireless locations.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Material Changes in Results of Operations: Comparison of First Half 1999 to First Half 1998

The following table highlights changes in significant components of the consolidated statements of earnings for the six-month periods ending
July 4,1999, and June 28,1998:

                                           (Dollars in thousands)
                                       ---------------------------------
                                       July 4,    June 28,     Increase
                                        1999       1998       (Decrease)
                                        ----       ----       ----------

Net sales                            $298,164    $193,334     $104,830
Gross earnings                         89,873      57,586       32,287
Gross earnings as a percent
  of sales                               30.1%       29.8%         0.3 % pts.
Selling, general and
  administrative expenses              37,461      26,860       10,601
Selling, general and
  administrative expenses as
  a percent of sales                     12.6%       13.9%        (1.3)% pts.
Research and development
  expenses                             11,238       6,873        4,365

Acquired in-process research
 and development (IPR&D)               12,940           0       12,940
Amortization of intangibles             1,301         151        1,150
Operating earnings                     26,933      23,702        3,231
Operating earnings excluding
 IPR&D charge                          39,873      23,702       16,171
Operating earnings, excluding
 IPR&D charge, as a percent
 of sales                                13.4%      12.3%         1.1% pts.
Interest expense                        4,221      1,107        3,114
Earnings before income taxes            24,135    24,345         (210)
Earnings before income taxes,
 excluding IPR&D charge                 37,075    24,345       12,730
Income taxes                             7,482     8,067         (585)
Income tax rate                           31.0%     33.0%        (2.0)% pts.

Net sales increased by $104.8 million, or 54% from the first half of 1998. Sales increases occurred principally as a result of the inclusion of CTS Wireless since February 26, 1999. CTS Wireless' operating results are reported as part of CTS' electronic components segment. As a percent of total sales, sales of electronic components and electronic assemblies in the first half of 1999 were 80% and 20%, respectively. As a percentage of total sales, the first half of 1998 sales of electronic components and electronic assemblies were 66% and 34%, respectively. Refer to Note F - Segment Reporting, for a description of the Company's segments.

The electronic components segment experienced a $111.0 million sales increase, or 87% from the first half of 1998, primarily due to the inclusion of CTS Wireless' sales since February 26, 1999. Revenue increases were also realized in automotive and traditional frequency product lines. First half sales declines were experienced in thermal dissipator products sold to the personal computer market due to competitive pressures from Asian manufacturers, when 1999 is compared to 1998.

The electronic assemblies segment experienced a 1999 sales decrease of $6.1 million, or 9% from the first half of 1998, primarily due to declines in flex cable assemblies for the disk drive industry. CTS expects that 1999 annual sales of flex cable assemblies will not reach the level achieved in 1998. The other products in this segment, such as cursor controls and interconnect products, experienced revenue increases in the first half of 1999.

Gross earnings increased primarily due to the inclusion of CTS Wireless since February 26, 1999. Increases in gross earnings were also realized as a result of a favorable product mix in the electronic components segment, as well as the earnings effect of the revenue increases in automotive and communications infrastructure frequency product lines.

Selling, general and administrative expenses in dollars increased in the electronic components segment primarily as a result of the inclusion of CTS Wireless. However, these expenses decreased as a percentage of sales on a total Company basis due to the fixed nature of most of these costs.

Research and development expenses increased in dollars primarily as a result of the inclusion of CTS Wireless. In addition, the Company continued its investment efforts in new product development and improvements.

The acquired in-process research and development of $12.9 million reported during the first half of 1999 consisted of a one-time charge related to the purchase of CTS Wireless. Amortization on intangibles totaled $1.3 million for the first six months of the year, representing a $1.1 million increase compared to the same period in the prior year. This increase was primarily attributable to the recording of the additional intangibles related to the acquisition of CTS Wireless in February.

The increase in operating earnings dollars, excluding the acquired in-process research and development charge, was principally due to the acquisition of CTS Wireless, the incremental margin impact on higher sales volume and continued control of manufacturing and operating expenses.

The effective tax rate decreased by two percentage points primarily due to higher earnings in the lower-tax jurisdictions.

Year 2000 Computer Systems Compliance

CTS is addressing the issues associated with the programming code in existing computer systems and other equipment which may be affected by the rollover of the two-digit year value to 00 in the year 2000. Systems that do not properly recognize such dates could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for CTS from unforeseen problems in its own systems and those of third parties worldwide with whom CTS transacts business.

CTS has formed a Company-wide Year 2000 Readiness Project to identify and resolve Year product and system issues. The products of CTS operating units are not "date and time sensitive." CTS may add date and time sensitive components to CTS' products at the direction of its customers and upon the customer's assumption of responsibility for the Year 2000 compliance of the components selected. The Project includes the inventory of financial, manufacturing, design and other internal systems, hardware, equipment and embedded chips in industrial control instruments, and the assessment, remediation and testing of those systems. All systems were inventoried, reviewed and assessed in 1998, and the majority of systems which were not Year 2000 ready were remedied or replaced and tested in 1998. The Project is approximately 98% completed with systems testing and certification projected for completion by the third quarter of 1999. A task force, comprised of members from each operating unit and executive management, meets monthly and tracks the progress of the Project, prioritizes all the potential risks and develops plans to eliminate or reduce risks.

As part of the Project, Year 2000 Readiness Surveys have been sent to significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations. CTS is currently in the process of evaluating responses and sending follow-up requests to the estimated 4% that have not responded. While management believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company cannot fully evaluate the extent of potential problems and the costs associated with corrective actions. A supplier contingency plan is being evaluated, and will be completed in the third quarter of 1999 when the evaluation of suppliers is completed. CTS is unable to determine what effect the failure of systems due to Year 2000 issues by CTS or its suppliers or customers may have, but any significant failures could have an adverse material effect on the Company's results of operations and financial condition.

The cost to complete the program was estimated at $2.0 million for outside consultants, software and hardware applications and $1.5 million has been spent to date as of July 4, 1999. CTS has not tracked the internal costs incurred for all of the hours spent on the project.

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


Item 6.  Exhibits and Reports on Form 8-K

a.      Exhibits

        27.1 Financial Data Schedule

b.      Reports on Form 8-K

        During the six-month period ended July 4, 1999, the Company filed one Report on Form 8-K, dated March 11, 1999 (as amended) reporting under
        Item 2. Acquisition and Disposition of Assets, related to the Company's acquisition of the Component Products Division of Motorola, Inc. The Company filed an amendment to the Form 8-K on May 12, 1999, reporting the financial statements and pro forma financial information required by Item 7 of Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                 CTS CORPORATION




/S/Jeannine M. Davis            /S/Timothy J. Cunningham
Executive Vice President,       Vice President Finance
 Administration, General         and Chief Financial Officer
 Counsel and Secretary




Dated: August 17, 1999