Form 10-Q
period 1999-10-03
CTS CORP
filed 1999-11-10
CIK 26058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999

                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    October 3, 1999                           1-4639



                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1999: 27,529,504.
                                    Page 1

                       CTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------

PART 1. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  --------------------

         Condensed Consolidated Statements of
         Earnings - For the Three Months and Nine
         Months ended October 3, 1999, and September 27, 1998         3

         Condensed Consolidated Balance Sheets -
         As of October 3, 1999, and December 31, 1998                 4

         Condensed Consolidated Statements of Cash
         Flows - For the Nine Months Ended October 3,
         1999, and September 27, 1998                                 5

         Consolidated Statements of Comprehensive
         Earnings - For the Nine Months Ended
         October 3, 1999, and September 27, 1998                      6

         Notes to Condensed Consolidated Financial
         Statements                                                7-14

         Item 2.   Management's Discussion and Analysis
                   ------------------------------------
                     of Financial Condition and Results of
                     -------------------------------------
                     Operations                                   15-21
                     ----------



PART 2. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                 22
                  -----------------

         Item 2.  Announcements                                     22
                  -------------

         Item 6.  Exhibits and Reports on Form 8-K                  22
                  --------------------------------


SIGNATURES                                                          23

Part 1 -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                       CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
                   (In thousands, except per share amounts)

                                  Three Months Ended      Nine Months Ended
                                  ------------------      -----------------
                                 Oct. 3,   Sept. 27,    Oct. 3,  Sept. 27,
                                   1999        1998       1999       1998
                                   ----        ----       ----       ----

Net sales                         $180,203   $83,777  $478,367   $277,111
Costs and expenses:
  Cost of goods sold               125,236    57,436   333,527    193,184
  Selling, general and
   administrative expenses          21,326    11,701    58,787     38,561
  Research and development
   expenses                          6,566     3,022    17,804      9,895
  Acquired in-process research
   and development-Note C                -         -    12,940          -
  Amortization of intangibles        1,147        75     2,448        226
                                    ------    ------    ------     ------
  Operating earnings                25,928    11,543    52,861     35,245


Other(expense)income:
  Interest expense                  (2,856)    (545)   (7,077)     (1,652)
  Interest income                      123       226      603         841
  Other                               (421)     (59)      522       1,076
                                    ------    ------    ------     ------
Total other(expense)income          (3,154)    (378)   (5,952)        265
                                    ------    ------    ------     ------
Earnings before income taxes        22,774    11,165   46,909      35,510
Income taxes                         6,825     3,361   14,307      11,428
                                    ------    ------   ------      ------

   Earnings from continuing
    operations                      15,949     7,804   32,602      24,082
   Earnings from discontinued
    operations, net of income
    tax charge of $262 for the
    three months and $1,662 for
    the nine months ended
    Sept. 27, 1998-Note D                -       394        -       2,494
                                   -------   -------  -------     -------
               Net earnings        $15,949   $ 8,198  $32,602     $26,576
                                   =======   =======  =======     =======
Earnings per share-Note I

Basic earnings per share:
  Continuing operations            $  0.58    $  0.28  $  1.19    $  0.85
  Discontinued operations                -       0.02        -       0.09
                                   -------    -------  -------    -------
               Net earnings        $  0.58    $  0.30  $  1.19    $  0.94
                                   =======    =======  =======    =======

Diluted earnings per share:
  Continuing operations            $  0.56    $  0.28  $  1.14    $  0.82
  Discontinued operations                -       0.01        -       0.08
                                   -------    -------  -------    -------
               Net earnings        $  0.56    $  0.29  $  1.14    $  0.90
                                   =======    =======  =======    =======

Cash dividends declared
  per share                        $  0.03    $  0.03   $  0.09   $  0.09
                                   =======    =======   =======   =======

Average common shares
 outstanding:
   Basic                            27,555     27,338    27,491    28,316
   Diluted                          28,573     28,404    28,582    29,558

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION

                       CTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                     October 3, December 31,
                                                          1999         1998*
                                                          ----         -----
ASSETS                                               (Unaudited)
Current Assets
   Cash                                                $  9,063     $ 16,273
   Accounts receivable, less allowances
     (1999--$2,107; 1998--$552)                         115,226       47,043
   Inventories--Note B                                   68,946       33,322
   Other current assets                                   5,749        5,553
   Deferred income taxes                                 16,392       16,392
                                                        -------      -------
     Total current assets                               215,376      118,583

Property, Plant and Equipment, less accumulated
  depreciation(1999--$156,403; 1998--$136,711)          130,378       67,186
Other Assets
   Prepaid pension                                       67,767       69,074
   Investment in discontinued operations                  9,061       35,123
   Intangibles--Note C                                   45,637        1,164
   Other                                                  6,781        2,059
                                                        -------      -------
     Total other assets                                 129,246      107,420
                                                        -------      -------

                                                       $475,000     $293,189
                                                       ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt-Note E          $ 12,750     $ 14,000
  Accounts payable                                       62,086       17,412
  Accrued liabilities                                    69,858       50,965
                                                        -------      -------
     Total current liabilities                          144,694       82,377

Long-term Debt--Note E                                  136,050       42,000
Other Long-term Obligations                              10,213       13,568
Deferred Income Taxes                                    27,145       27,145
Postretirement Benefits                                   4,310        4,260
Shareholders' Equity
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued
  Common stock-authorized 75,000,000 shares
   without par value; issued 48,401,598 shares          193,516      190,347
  Additional contributed capital                          8,188       10,872
  Retained earnings                                     227,380      197,285
  Cumulative translation adjustment                         821          806
                                                        -------      -------
                                                        429,905      399,310
  Less cost of common stock held in treasury
   1999--20,836,668 shares; 1998--21,124,898
   shares                                               277,317      275,471
                                                        -------      -------
     Total shareholders' equity                         152,588      123,839
                                                        -------      -------
                                                       $475,000     $293,189
                                                       ========     ========

 *The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------

                       CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                           (In thousands of dollars)
                                                  Nine Months Ended
                                                  -----------------
                                                October 3,  September 27,
                                                   1999         1998
                                                   ----         ----
Cash flows from operating activities:
  Net earnings                                   $ 32,602     $ 26,576
  Deduct net earnings from discontinued
   operations                                           -       (2,494)
  Depreciation and amortization                    25,221       12,036
  Acquired in-process research and development     12,940            -
   (Increase)decrease net of effects of
     acquisition:
    Accounts receivable                           (68,183)      (3,667)
    Inventories                                   (14,857)      (3,874)
    Other current assets                             (751)        792
    Deferred income taxes                          (4,831)          -
    Prepaid pension asset                          (5,145)     (5,361)
    Gain on sale of fixed assets                     (863)     (1,750)
    Other                                          (3,617)      2,650
  Increase (decrease) in:
    Accounts payable and accrued liabilities       63,529      (6,291)
                                                  -------      -------
    Total adjustments                               3,443      (5,465)
                                                  -------      -------
  Net cash provided by continuing operations       36,045      18,617
  Net cash provided by discontinued operations          -      12,577
                                                  -------      ------
  Net cash provided by operating activities        36,045      31,194
Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment including discontinued
   operations, net                                 28,144      24,061
  Purchase of CTS Wireless                        (97,445)          -
  Other acquisition costs                               -      (6,387)
  Capital expenditures                            (20,035)    (16,786)
                                                  -------     -------
  Net cash(used in)provided by
   investing activities                           (89,336)        888

Cash flows from financing activities:
  Proceeds from issuance of long-term
   obligations - CTS Wireless acquisition          97,445           -
  Proceeds from issuance of long-term
   Obligations - other                                  -      10,250
  Payments of long-term obligations, net          (46,645)     (1,706)
  Dividend payments                                (2,469)     (2,604)
  Purchases of treasury stock                      (3,008)    (55,503)
  Other                                               713      (5,165)
                                                      ---      ------
    Net cash provided by(used in)
     financing activities                          46,036     (54,728)

Effect of exchange rate changes on cash                45         832
                                                       --         ---
Net decrease in cash                               (7,210)    (21,814)
Cash at beginning of year                          16,273      39,847
                                                   ------      ------
Cash at end of period                           $   9,063    $ 18,033
                                                =========    ========

Supplemental cash flow information Cash paid during the period for:
    Interest                                    $   5,654    $  2,861
    Income taxes--net                           $  17,575    $ 17,560

 See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------

                       CTS CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
                           (In thousands of dollars)


                               Three Months           Nine Months
                                   Ended                 Ended
                                   -----                 -----
                             Oct. 3, Sept. 27,     Oct. 3, Sept. 27,
                              1999      1998         1999    1998
                              ----      ----         ----    ----

Net earnings                $15,949   $ 8,198     $32,602   $26,576
Other comprehensive
 earnings -
   Translation adjustments      957       437          15       592
                                ---       ---          --       ---
     Comprehensive earnings $16,906   $ 8,635     $32,617   $27,168
                            =======   =======     =======   =======


See notes to condensed consolidated financial statements.

Part 1  -- FINANCIAL INFORMATION
------  ------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                October 3, 1999

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

The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made for the years presented in the financial statements to conform to the classifications effective in 1999.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                                   (In thousands)
                                              October 3,   December 31,
                                                  1999         1998
                                                  ----         ----

                  Finished goods                $15,776       $ 9,289
                  Work-in-process                22,056        10,396
                  Raw material                   31,114        13,637
                                                 ------        ------

                                                $68,946       $33,322
                                                =======       =======

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

Intangible assets totaling approximately $45.0 million were recorded as a result of this acquisition under the purchase method of accounting, which included approximately $9 million recorded as an intangible related to the value of existing CTS Wireless products (current technology). The transaction also resulted in the recording of one-time charges of approximately $13 million related to the cost of acquired in-process research and development. CTS Wireless designs and manufactures ceramic filters, quartz crystals, crystal oscillators, surface acoustic wave components and piezoceramic devices, in five facilities in the USA and Asia, primarily for the wireless communications industry.

The operating results of CTS Wireless have been included in the consolidated statements of earnings from the date of acquisition. Pro forma results of operations as if the acquisition of CTS Wireless had occurred at the beginning of the periods presented follow:

                                   Pro forma           Pro forma
                               Nine months ended       Year ended
                                October 3, 1999     December 31, 1998
                                ---------------     -----------------
Unaudited
---------

Net sales (In millions)             $523.3               $675.7

Net earnings (In millions)            33.7                 27.7

Diluted earnings per share           $1.18                $0.95

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

During the first nine months of 1999, the divestiture of three of the discontinued operations was completed resulting in gross proceeds of approximately $31 million. These divestitures substantially complete the sale of businesses acquired from DCA which were not strategic to the Company's electronic components or electronic assemblies segments. Proceeds of the divestitures were used to reduce bank debt.

NOTE E--LONG-TERM DEBT

Interest-bearing debt increased from $56 million at December 31, 1998, to $149 million at October 3, 1999, primarily due to the acquisition of CTS Wireless. The Company had total bank borrowings of $107 million. The variable interest rate on these borrowings was approximately LIBOR plus one percent and the facilities have a term of six years. CTS has $225 million of credit facilities which are unsecured and replaced the previous credit facilities which totaled $125 million.

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

CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of automotive sensors used in commercial or consumer vehicles, ceramic filters, surface acoustic wave components, piezoceramic devices, frequency control devices such as crystals and clocks, loudspeakers, resistor networks, switches, variable resistors and RF (radio frequency) integrated modules used in the telecommunications industry. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the combined products, may themselves be marketed as separate stand-alone products. Such assemblies represent a completed, higher-level functional product to be used in customer end products or assemblies. These products consist principally of interconnect products such as backpanel and connector assemblies used in the telecommunications industry, cursor controls for computers, flex cable assemblies used in the disk drive market and hybrid microcircuits used in the healthcare market.

Management evaluates performance based upon operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable segments is shown in the following table:

(In thousands)

                             Electronic      Electronic
                             Components      Assemblies        Total
                             ----------      ----------        -----
Third Quarter 1999
------------------
Net sales to external
 customers                     $135,126       $ 45,077      $180,203
Operating earnings               20,237          5,691        25,928
Total assets                    356,260        109,679       465,939


Third Quarter 1998
------------------
Net sales to external
 customers                     $ 55,488       $ 28,289      $ 83,777
Operating earnings                9,353          2,190        11,543
Total assets                    203,200         58,020       261,220

First Nine Months of 1999
-------------------------
Net sales to external
 customers                     $373,645       $104,722      $478,367
Operating earnings               59,232          6,569        65,801
Total assets                    356,260        109,679       465,939

First Nine Months of 1998
-------------------------
Net sales to external
 customers                     $183,042       $ 94,069      $277,111
Operating earnings               28,925          6,320        35,245
Total Assets                    203,200         58,020       261,220

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

(In thousands)

                                     Three Months            Nine Months
                                         Ended                  Ended
                                         -----                  -----
                                   Oct. 3, Sept. 27,      Oct. 3, Sept. 27,
                                     1999      1998         1999      1998
                                     ----      ----         ----      ----
Operating Earnings
------------------
Total operating earnings for
 reportable segments              $25,928   $11,543      $65,801   $35,245
Acquired in-process research
 and development charge                 -         -      (12,940)        -
Interest expense                   (2,856)     (545)      (7,077)   (1,652)
Other (expense) income               (298)      167        1,125     1,917
                                  -------   -------      -------   -------
Earnings before income taxes      $22,774   $11,165      $46,909   $35,510
                                  =======   =======      =======   =======



Assets                                       Oct. 3,        Sept. 27,
                                               1999             1998
                                               ----             ----

Total assets for reportable segments       $465,939         $261,220
Investment in discontinued operations         9,061           32,937
                                            -------          -------
Total assets                               $475,000         $294,157
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

NOTE I--EARNINGS PER SHARE

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the third quarter and first nine months of 1999 and 1998. The other dilutive securities of approximately 291,000 and 328,000 at October 3, 1999, and September 27, 1998, respectively, consisted of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.


(In thousands, except per share amounts)
                                    Net                         Net
                                 Earnings       Shares        Earnings
                               (Numerator)   (Denominator)   Per Share
                               -----------   -------------   ---------
Third Quarter 1999:
-------------------
Basic EPS                        $15,949        27,555          $0.58
Effect of Dilutive
 Securities:
   Stock options                                   727
   Other                                           291
Diluted EPS                      $15,949        28,573          $0.56

Third Quarter 1998:
-------------------
Basic EPS                        $ 8,198        27,338          $0.30
 Effect of Dilutive
 Securities:
   Stock options                                   738
   Other                                           328
Diluted EPS                      $ 8,198        28,404          $0.29

First Nine Months of 1999:
--------------------------
Basic EPS                        $32,602        27,491          $1.19
 Effect of Dilutive
 Securities:
   Stock options                                  783
   Other                                          308
Diluted EPS                      $32,602        28,582         $1.14

First Nine Months of 1998:
--------------------------
Basic EPS                        $26,576        28,316          $0.94
Effect of Dilutive
 Securities:
   Stock Options                                   904
   Other                                           338
Diluted EPS                      $26,576        29,558          $0.90

Part 1 -- FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Material Changes in Financial Condition: Comparison of October 3, 1999 to December 31, 1998

The following table highlights significant changes in balance sheet items and ratios and other information related to liquidity and capital resources:

                                          (Dollars in thousands)
                                    October 3, December 31,  Increase
                                       1999        1998     (Decrease)
                                       ----        ----     ----------

Cash                               $  9,063     $16,273      $ (7,210)
Accounts receivable, net            115,226      47,043        68,183
Inventories, net                     68,946      33,322        35,624
Current assets                      215,376     118,583        96,793
Accounts payable                     62,086      17,412        44,674
Current liabilities                 144,694      82,377        62,317
Working capital                      70,682      36,206        34,476
Current ratio                          1.49        1.44          0.05
Interest-bearing debt              $148,800     $56,000       $92,800
Shareholders' equity                152,588     123,839        28,749
Interest-bearing debt
 as a percent of
 shareholders' equity                    98%        45%            53% pts.
Interest-bearing debt
 as a percent of
 capitalization                          49%        31%            18% pts.

From December 31, 1998, to October 3, 1999, the working capital of CTS Corporation and its subsidiaries (CTS or Company) increased $34.5 million. This increase, which principally impacts accounts receivable and inventories somewhat offset by accounts payable, is primarily due to the inclusion of CTS Wireless at October 3, 1999.

The percentage of interest-bearing debt to shareholders' equity increased significantly due to the increase in debt for the purchase of CTS Wireless.

Capital expenditures were $20.0 million during the first nine months, compared with $16.8 million for the same period a year earlier. These capital expenditures were primarily for increased manufacturing capacity, manufacturing improvement programs and new products.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used for investing activities totaled $89.3 million through the first nine months of 1999, including $97.4 million acquisition related costs for the CTS Wireless acquisition and $20.0 million of capital expenditures, partially offset by net proceeds received from the sale of property, plant and equipment including discontinued operations of $28.1 million. In the first nine months of 1998, cash flows provided by investing activities totaled $0.9 million, consisting of $24.1 million of net proceeds from the sale of property, plant and equipment, partially offset by $16.8 million of capital expenditures, and $6.4 million of other acquisition related costs.

Cash flows provided by financing activities were $46.0 million in 1999, consisting of a net increase in debt of $50.8 million (excluding the $42.0 million of debt assumed with the purchase of CTS Wireless), partially offset by dividends of $2.5 million, and the net of purchases of CTS stock and other financing activities of $2.3 million. The increase in debt was due to financing obtained to fund the CTS Wireless acquisition, partially offset by the paydown of debt with net earnings and the proceeds from the sale of discontinued operations. During the first nine months of 1998, cash flows used for financing activities totaled $54.7 million, including $55.5 million of CTS stock purchases and $7.8 million for dividends and other financing activities, partially offset by a net increase in long-term obligations of $8.6 million.

CTS presently expects to pursue a growth-oriented strategy involving investment for internal and external growth. CTS' capital expenditures for 1999 are presently expected to total approximately $36 million, $20 million of which has been spent during the first nine months of the year. As of the date of this report, management has not established its capital expenditure budget for 2000. However, in light of increasing demand and capacity constraints in wireless communications and other business opportunities, management presently anticipates a higher level of investment in its business during 2000 than in 1999, primarily for wireless products and includes manufacturing equipment for new assembly lines for the production of radio frequency integrated modules, ceramic filters and surface acoustic wave components. In addition, management expects to continue to evaluate potential complementary acquisitions. Management believes that CTS has the capital resources to finance its growth strategy at reasonable capital costs and to maintain sufficient financial flexibility to respond to changes in the financial and business markets.

The Company has historically been able to fund its capital and operating needs through its cash flows from operations and available credit under its bank credit facilities. CTS currently has unsecured bank credit facilities totaling $225.0 million with a term of six years. The Company believes its current cash flow and its ability to obtain additional cash, either through the issuance of additional shares of common stock or utilization of bank credit facilities, is adequate to fund its operating requirements, working capital, capital expenditures and debt service.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)
-----------------------------------------------------------

Material Changes in Results of Operations:  Comparison of Third
Quarter 1999 to Third Quarter 1998
---------------------------------------------------------------

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ended October 3, 1999, and September 27, 1998:

                                        (Dollars in thousands)
                                        ----------------------
                                  October 3, September 27,  Increase
                                     1999         1998     (Decrease)
                                     ----         ----     ----------

Net sales                         $180,203     $83,777       $96,426
Gross earnings                      54,967      26,341        28,626
Gross earnings as a percent
  of sales                            30.5%       31.4%         (0.9)% pts.
Selling, general and
  administrative expenses           21,326      11,701         9,625
Selling, general and
  administrative expenses as
  a percent of sales                  11.8%      14.0%          (2.2)% pts.

Research and development
  expenses                           6,566      3,022          3,544
Amortization of intangibles          1,147         75          1,072
Operating earnings                  25,928     11,543         14,385
Interest expense                     2,856        545          2,311
Earnings before income taxes        22,774     11,165         11,609
Income taxes                         6,825      3,361          3,464
Income tax rate                       30.0%      30.1%          (0.1)% pts.

Net sales increased by $96.4 million, or 115% from the third quarter of 1998. Sales increases occurred principally as a result of the inclusion of CTS Wireless. CTS Wireless' operating results are reported primarily as part of CTS' electronic components segment. As a percent of total sales, sales of electronic components and electronic assemblies in the third quarter of 1999 were 75% and 25%, respectively. As a percentage of total sales, the third quarter of 1998 sales of electronic components and electronic assemblies were 66% and 34%, respectively. Refer to Note F - Segment Reporting, for a description of the Company's segments.

The electronic components segment experienced a $79.6 million sales increase, or 143% from the third quarter of 1998, primarily due to the inclusion of CTS Wireless' sales. Revenue increases were also realized in automotive and resistor components. Third quarter sales declines were experienced in thermal management components used primarily in the personal computer market due to competitive pressures from Asian manufacturers, when 1999 is compared to 1998.

The electronic assemblies segment experienced a 1999 sales increase of $16.8 million, or 59% from the third quarter of 1998, primarily due to sales increases of interconnect and cursor control assemblies. The introduction of RF (radio frequency) integrated modules in 1999 also contributed to the revenue increase. This increase more than offset the revenue loss of flex cable assemblies for the disk drive industry.

Gross earnings dollars increased primarily due to the inclusion of CTS Wireless, as well as the earnings effect of the revenue increases in automotive and resistor product lines. The lower percent of sales was related to the inclusion of CTS Wireless, which has lower margins than CTS historical margins.

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

Amortization of intangibles totaled $1.1 million for the third quarter of the year, representing a $1.1 million increase compared to the same period in the prior year. This increase was primarily attributable to the recording of the additional intangibles related to the acquisition of CTS Wireless in February 1999.

The increase in operating earnings dollars, is principally due to the acquisition of CTS Wireless, the incremental margin impact on higher sales volume and continued control of manufacturing and operating expenses.

The effective tax rate decreased by 0.1 percentage points primarily due to higher earnings in the lower-tax jurisdictions, particularly CTS Wireless locations.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)
-----------------------------------------------

Material Changes in Results of Operations: Comparison of First Nine Months of 1999 to First Nine Months of 1998
-------------------------------------------

The following table highlights changes in significant components of the consolidated statements of earnings for the nine-month periods ended October 3, 1999, and September 27, 1998:

                                         (Dollars in thousands)
                                         ----------------------
                                  October 3, September 27,   Increase
                                    1999         1998       (Decrease)
                                    ----         ----       ----------

Net sales                         $478,367     $277,111     $201,256
Gross earnings                     144,840       83,927       60,913
Gross earnings as a percent
  of sales                            30.3%        30.3%         0.0% pts.
Selling, general and
  administrative expenses           58,787       38,561       20,226
Selling, general and
  administrative expenses as
  a percent of sales                  12.3%        13.9%        (1.6)% pts.
Research and development
  expenses                          17,804        9,895        7,909
Acquired in-process research
 and development (IPR&D)            12,940            -       12,940
Amortization of intangibles          2,448          226        2,222
Operating earnings                  52,861       35,245       17,616
Operating earnings excluding
 IPR&D charge                       65,801       35,245       30,556
Operating earnings, excluding
 IPR&D charge, as a percent
 of sales                             13.8%        12.7%         1.1% pts.
Interest expense                     7,077        1,652        5,425
Earnings before income taxes        46,909       35,510       11,399
Earnings before income taxes,
 excluding IPR&D charge             59,849       35,510       24,339
Income taxes                        14,307       11,428        2,879
Income tax rate                       30.5%        32.2%        (1.7)% pts.


Net sales increased by $201.3 million, or 73% from the first nine months of 1998. Sales increases occurred principally as a result of the inclusion of CTS Wireless since February 26, 1999. CTS Wireless' operating results are principally reported as part of CTS' electronic components segment. As a percent of total sales, sales of electronic components and electronic assemblies in the first nine months of 1999 were 78% and 22%, respectively. As a percentage of total sales, the first nine months of 1998 sales of electronic components and electronic assemblies were 66% and 34%, respectively. Refer to Note F - Segment Reporting, for a description of the Company's segments.

The electronic components segment experienced a $190.6 million sales increase, or 104% from the first nine months of 1998, primarily due to the inclusion of CTS Wireless' sales since February 26, 1999. Revenue increases were also realized in automotive and resistor components. First nine months sales declines were experienced in thermal management components used primarily in the personal computer market due to competitive pressures from Asian manufacturers, when 1999 is compared to 1998.

The electronic assemblies segment experienced a 1999 sales increase of $10.7 million, or 11% from the first nine months of 1998, primarily due to sales increases of interconnect and cursor control assemblies. The introduction of RF (radio frequency) integrated modules in 1999 also contributed to the revenue increase. This increase more than offset the revenue loss of flex cable assemblies for the disk drive industry.

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

The acquired in-process research and development of $12.9 million reported during the first nine months of 1999 consisted of a one-time charge related to the purchase of CTS Wireless. Amortization on intangibles totaled $2.4 million for the first nine months of the year, representing a $2.2 million increase compared to the same period in the prior year. This increase was primarily attributable to the recording of the additional intangibles related to the acquisition of CTS Wireless in February 1999.

The increase in operating earnings dollars, excluding the acquired in- process research and development charge, was principally due to the acquisition of CTS Wireless, the incremental margin impact on higher sales volume and continued control of manufacturing and operating expenses.

The effective tax rate decreased by 1.7 percentage points primarily due to higher earnings in the lower-tax jurisdictions.

Year 2000 Computer Systems Compliance
-------------------------------------

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

CTS has formed a Company-wide Year 2000 Readiness Project to identify and resolve Year product and system issues. The products of CTS operating units are not "date and time sensitive." CTS may add date and time sensitive components to CTS' products at the direction of its customers and upon the customer's assumption of responsibility for the Year 2000 compliance of the components selected. The Project includes the inventory of financial, manufacturing, design and other internal systems, hardware, equipment and embedded chips in industrial control instruments, and the assessment, remediation and testing of those systems. All systems were inventoried, reviewed and assessed in 1998, and the majority of systems which were not Year 2000 ready were remedied or replaced and tested in 1998. Systems testing and certification were completed in the third quarter of 1999. A task force, comprised of members from each operating unit and executive management, meets monthly and tracks the progress of the Project, prioritizes all the potential risks and develops plans to eliminate or reduce risks.

As part of the Project, Year 2000 Readiness Surveys have been sent to significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations. CTS has prepared supplier contingency plans based on survey responses and continues to solicit information about the status of these third parties. CTS will adjust contingency planning as needed to reflect new information as it becomes available. CTS will continue to be diligent in identifying and addressing potential Year 2000 issues which may develop in the coming months. CTS is unable to determine what effect the failure of systems due to Year 2000 issues by CTS or its suppliers or customers may have, but any significant failures could have an adverse material effect on the Company's results of operations and financial condition.

The cost to complete the program was estimated at $2.0 million for outside consultants, software and hardware applications and $1.5 million has been spent to date as of October 3, 1999. CTS has not tracked the internal costs incurred for all of the hours spent on the project.

Part 2 -- OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

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

Item 2.  Announcements
-------  -------------
During the period between June 25, 1999, and the date of this report, the following persons, each of which was previously an executive officer of CTS, were elected by CTS' Board of Directors to the positions indicated:

               NAME                 POSITION
               ----                 --------

Jeannine M. Davis                   Executive Vice President - Administration,
                                    General Counsel and Secretary

William J. Kaska                    Executive Vice President

Philip G. Semprevio                 Executive Vice President

One June 25, 1999, the CTS Board also elected Randall J. Weisenburger, Executive Vice President and Chief Financial Officer of Omnicom Group, Inc. as a member of the CTS Board of Directors.

Effective  November  12,  1999,  Timothy J.  Cunningham,  CTS Chief  Financial
Officer, resigned to accept a position as Senior Vice President and Chief Financial Officer of eLoyalty, a division of Technology Solutions Company. Ms. Davis will act as interim Chief Financial Officer until a replacement for Mr. Cunningham is announced.

Item 6.  Exhibits  and Reports on Form 8-K
-------   --------------------------------

a.      Exhibits

        27.1 Financial Data Schedule

b.      Reports on Form 8-K

        During the nine-month period ended October 3, 1999, the Company filed one Report on Form 8-K, dated March 11, 1999 (as amended) reporting under Item 2. Acquisition and Disposition of Assets, related to the Company's acquisition of the Component Products Division of Motorola, Inc. The Company filed an amendment to the Form 8-K on May 12, 1999, reporting the financial statements and pro forma financial information required by Item 7 of Form 8-K.

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




Dated:  November 10, 1999