Form 10-K
period 1999-12-31
CTS CORP
filed 2000-03-28
CIK 26058

CTS CORPORATION


                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                                     1999

                                   FORM 10-K

                                 ANNUAL REPORT

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   Form 10-K

  (Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For Fiscal Year Ended December 31, 1999
                                                         OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

                         Yes __x___     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

There were 24,926,321 shares of Common Stock, without par value, outstanding on March 22, 2000. The aggregate market value of the voting stock held by non-affiliates of CTS Corporation was approximately $1,346.0 million on March 22, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE


         (1) Portions of the 2000 Proxy Statement to be filed for the annual meeting of shareholders to be held on April 28, 2000, incorporated by reference in Part 3.

         (2)      Certain  portions of the CTS  Corporation  Form 10-K for the
                  fiscal  year  ended  December  31,  1995,   incorporated  by
                  reference in Part 4.

         (3) Portions of the CTS Corporation Form 8-K filed with the Commission September 2, 1998, incorporated by reference in
                  Part 4.

         (4) Portions of the CTS Corporation Form 14D-1 filed with the Commission May 16, 1997, incorporated by reference in Part 4.

         (5) Portions of the CTS Corporation Form 10-Q for the quarter ended June 29, 1997 filed with the Commission on August 12, 1997, incorporated by reference in Part 4.











                    SEE THE EXHIBIT INDEX -- PAGES 18 - 19

                                    PART 1
                                    Item 1
                         Business News and Information

               CTS BECOMES A WORLD LEADER IN WIRELESS COMPONENTS

The acquisition of the Component Products Division of Motorola, Inc. ("CTS Wireless") in 1999 has positioned CTS Corporation as the largest manufacturer of electronic components for wireless applications in North America and a global leader for supplying components to the fast-growing mobile wireless industry. CTS was established in 1896 as a provider of high-quality telephone products. CTS was incorporated as an Indiana Corporation in February 1929, and the principal executive offices are located in Elkhart, Indiana. CTS' expertise in the design and manufacture of quality electronic components and assemblies continues to provide new opportunities for growth.

CTS Corporation designs, manufactures, and sells a broad line of electronic components and electronic assemblies, primarily serving the electronic needs of original equipment manufacturers (OEMs). CTS' product lines serve major markets around the world, which principally include communications equipment, automotive and computer equipment - with a wide range of technologies and capabilities. Manufacturing operations, sales representatives and distributors are located throughout the United States and in many countries worldwide providing CTS the ability to work closely with customers.

CTS' growth in 1999 was exceptional. New opportunities in the communications market and steady growth in the automotive and computer equipment markets, combined with CTS' strategically focused management, has positioned the Company to be well aligned for growth into the 21st Century.

The major elements contributing to sustained growth are:

       o research and development of new and technologically advanced products to provide Total Customer Satisfaction,

       o advanced manufacturing programs for continuous improvement in quality and reliability, cost-effectiveness and delivery,

       o  the building of strategic supply relationships, and

       o  the ability to move quickly to participate in fast-growing markets.

                 BUSINESS SEGMENT AND PRODUCTS BY MAJOR MARKET
                 ---------------------------------------------

CTS has two reportable business segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of wireless components used in cellular handsets, automotive sensors used in commercial or consumer vehicles, frequency control devices such as crystals and clocks, loudspeakers, resistor networks, switches and variable resistors. Electronic assemblies are combinations of electronic products or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assemblies represents a completed, higher-level functional product to be used in customer end products or assemblies. These products consist principally of interconnect products such as backpanel and connector assemblies used in the telecommunications industry, RF (radio frequency) integrated modules used in cellular handsets, hybrid microcircuits used in the healthcare market and cursor controls for computers.

Within the two business segments, products are also identified by market. CTS products are principally sold into four primary original equipment manufacturing markets including communications equipment, automotive, computer equipment and other markets. Other markets include OEMs for consumer electronics and instruments and controls.

Electronic components sales as a percent of consolidated sales were 75% of the total sales for 1999, 67% for 1998 and 61% for 1997. Electronic assemblies sales as a percent of consolidated sales were 25% of sales for 1999, 33% for 1998 and 39% for 1997. The following table presents sales as a percent of total sales by segment into each segment's major markets:

                            Electronic Components    Electronic Assemblies
                            ---------------------    ---------------------


Markets                      1999   1998   1997      1999   1998   1997
-------                      ----   ----   ----      ----   ----   ----

Communications Equipment     45%     17%   12%        10%     6%     8%
Automotive                   19%     32%   31%         0      0      0
Computer Equipment            5%      9%    8%        13%    23%    25%
Other                         6%      9%   10%         2%     4%     6%
Sales by Segment as a % of   75%     67%   61%        25%    33%    39%
Consolidated Sales

Sales to unaffiliated customers, operating earnings and identifiable assets, by geographic area, are contained in "Note I - Business Segments" appearing in the financial statements as noted in the Index appearing under Item 14 (a) (1) and (2).

The following table identifies major products by their business segment and markets. Many products are sold into several OEM markets.


Product                              Communications    Automotive     Computer      Other
Description                             Equipment        Market       Equipment    Markets
                                         Market                        Market
                                         ------          ------        ------      -------
Electronic Components:
Wireless Components                        X
Automotive Sensors                                         X
Quartz, Crystals and Clock
Oscillators                                X                             X            X
Resistor Networks                          X               X             X            X
Potentiometers                             X               X             X            X
DIP/Rotary Switches                        X                             X            X
Loudspeakers                                               X                          X
Heat Sinks                                 X                             X            X
Electronic Assemblies:
Backpanels and Boxbuild
Electronic Assemblies                      X                             X            X
RF Integrated Modules                      X
Pointing Sticks/Cursor Controls                                          X
Hybrid Microcircuits                       X                                          X


                          MARKETING AND DISTRIBUTION
                          --------------------------

CTS sales engineers and manufacturers' representatives sell CTS electronic components and electronic assemblies to OEMs. CTS maintains sales offices in China, Hong Kong, Japan, Scotland, Singapore, Taiwan, the United Kingdom and the United States. Additionally, various regions of the world are serviced by sales engineers working at independent locations. Approximately 69% of 1999 sales were attributable to coverage by CTS sales engineers. CTS sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing products to meet or exceed customer requirements.

CTS  utilizes  the  services  of   independent   sales   representatives   and
distributors in the United States and other countries for customers not serviced directly by CTS sales engineers. Sales representatives receive commissions from CTS. During 1999, approximately 26% of net sales were attributable to coverage by sales representatives. Additionally, independent distributors purchase products from CTS for resale to customers. In 1999, independent distributors and/or dealers accounted for approximately 5% of net sales.

                                 RAW MATERIALS
                                 -------------

    o Raw materials used in many CTS products include steel, copper, brass, aluminum, certain precious metals, resistive and conductive inks, piezoceramics, purchased passive electronic components and semiconductors.

    o   Ceramic materials are used in ceramic filters and resistor networks.

    o Synthetic quartz is used in surface acoustic wave filter products and frequency control devices, including quartz, crystals and clock oscillators.

    o Molding compounds are used in automotive sensors, DIP/rotary switches and loudspeakers.

These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe that it is dependent upon one or a limited number of vendors. In 1999, all of these materials were available in adequate quantities to meet CTS' production demands.

CTS does not currently anticipate any raw material shortages which would slow production. However, the lead times between the placement of orders for certain raw materials and actual delivery to CTS may vary, and occasionally might require the Company to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times for delivery.

Precious metal prices may have a significant effect on the cost and selling price of many CTS products, particularly some ceramic filters, sensors, switches, backpanels and boxbuild electronic assemblies, resistor networks and hybrid microcircuits.

                                WORKING CAPITAL
                                ---------------

CTS does not usually buy inventories or manufacture products without actual or reasonably anticipated customer orders, except for some standard, off-the-shelf distributor products. CTS is not generally required to carry significant amounts of inventories in anticipation of rapid delivery requirements because most customer orders are custom built. CTS has "just-in-time" arrangements with certain major customers in order to meet their delivery requirements.

CTS carries raw materials, including certain semiconductors, work-in-process and finished goods inventories which are unique to particular customers, and in the event of reductions or cancellations of orders, some inventories may not be useable or returnable to vendors for credit. CTS generally imposes charges for the reduction or cancellation of orders by customers, and these charges are usually sufficient to cover the financial exposure of CTS to inventories which are unique to a customer. CTS does not customarily grant special return or payment privileges to customers, although CTS' distributor program permits certain returns or adjustments. CTS' working capital requirements are generally cyclical but not seasonal.

Working capital requirements are generally dependent on the overall business level. During 1999, working capital increased to $99.8 million, primarily due to the increase in accounts receivable and inventories. These increases were partially offset by increased accounts payable. A significant portion of CTS' working capital requirements were the result of the CTS Wireless acquisition. Cash increased primarily as a result of the CTS Wireless operating requirements. Cash, except for approximately $7 million in foreign withholding taxes, is generally available to the Company.

                       PATENTS, TRADEMARKS AND LICENSES
                       --------------------------------

 CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS believes that the success of its business is not materially dependent on the existence or duration of any patent, group of patents or trademarks. CTS acquired a significant portfolio of new patents relating to the communications market with the acquisition of CTS Wireless.

 CTS licenses the right to manufacture several electronic products to companies in the United States and non-U.S. countries. In 1999, license and royalty income was less than 1% of net sales. CTS believes that the success of its business is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.

                                MAJOR CUSTOMERS
                                ---------------

 CTS' 15 largest customers represented approximately 71% of net sales in 1999, 66% of net sales in 1998, and 67% of net sales in 1997. During 1999, sales to Motorola, Inc., accounted for 23% of total net sales, but were minimal in the prior two years. Also during 1999, sales to Compaq Computer Corporation amounted to 11% of total net sales as compared to 12% in 1998 and 1997. Sales to General Motors Corporation comprised 12% of net sales in 1998 as compared to 13% of net sales in 1997. Sales to Seagate Technology, Inc., comprised 8% of net sales in 1998, compared to 11% in 1997.

                               BACKLOG OF ORDERS
                               -----------------

 Backlog of orders may not provide an accurate indication of present or future business levels for CTS. For many electronic components and electronic assemblies the period between receipt of orders and expected delivery is relatively short. Large orders from major customers may constitute backlog over an extended period of time. Production scheduling and delivery for such orders could be changed or canceled by the customer on relatively short notice. At December 31, 1999, CTS' backlog of orders was $192 million compared to $90 million at December 31, 1998. This increase is largely the result of the Wireless acquisition (primarily electronic components), as well as growth experienced in the frequency (electronic components), interconnect (electronic assemblies) and resistor product lines (primarily electronic assemblies). The backlog of orders at the end of 1999 will generally be filled during the 2000 fiscal year.

                             GOVERNMENT CONTRACTS
                             --------------------

 CTS estimates that under 1% of its net sales are associated with purchases by the U.S. Government or non-U.S. governments. Discontinued operations did have significant government contracts in 1998. The sale of discontinued businesses may not have relieved CTS of all liabilities associated with its government contracts. Such contract provisions are not expected to have any material effect on CTS' results.

                                  COMPETITION
                                  -----------

 CTS competes with many domestic and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery and service. Most CTS product lines encounter significant competition, and there is increased global competition resulting from the CTS Wireless acquisition. The number of significant competitors varies from product line to product line. No one competes with CTS in every product line, but many competitors are larger and more diversified than CTS. Some competitors are divisions or affiliates of customers. CTS is subject to competitive risks which are the nature of the electronics industry including shorter product life cycles and technical obsolescence.

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

 CTS believes that it has advantages over certain competitors:

     o The ability to apply a broad range of the latest technologies and capabilities to develop products for the special requirements of customers,

     o The capability to sell a wide range of products manufactured to consistent standards of quality and delivery,

     o CTS is the largest passive component manufacturer for wireless applications in North America and a global leader for supplying components to the fast-growing mobile wireless industry, and

     o CTS is one of the largest manufacturers of automotive throttle position sensors in the world.


                          NON-U.S. REVENUES AND RISKS
                          ---------------------------

 In 1999, approximately 53% of net sales to unaffiliated customers were attributable to non-U.S. operations, compared to 40% in 1998. The increase is primarily due to the acquisition of CTS Wireless. At December 31, 1999, approximately 32% of total CTS assets were non-U.S. A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated. CTS believes that the business risks to its non-U.S. operations, though substantial, are normal risks for non-U.S. businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic turmoil, government regulations and expropriation. CTS has manufacturing facilities in Canada, China, Mexico, Scotland, Singapore and Taiwan. The majority of the non-U.S. operations' sales are to the United States and Europe, which Management believes lessens any potential risk to the Company.

 Information about revenue from sales to unaffiliated customers, operating earnings and identifiable assets, by geographic area, is contained in "Note I
 - Business Segments" appearing in the financial statements as noted in the index appearing under Item 14(a) (1) and (2).


                      RESEARCH AND DEVELOPMENT ACTIVITIES
                      -----------------------------------

 In  1999,  1998  and  1997,  CTS  spent  $25.3,   $13.4  and  $13.1  million,
 respectively, for research and development. The Company believes that a strong commitment to research and development is required for future growth. Most CTS research and development activities relate to developing new products and technologies, improving product flow and adding product value to meet the current and future needs of its customers. CTS employs approximately 500 engineers and technicians that apply engineering techniques such as computer aided design and computer aided product manufacturing to develop and produce prototypes. CTS provides its customers with full systems support to ensure part quality and reliability through all phases of design, launch and manufacturing to meet or exceed customer requirements. The 1999 efforts were particularly focused on wireless communications ongoing R&D activities assumed in the Wireless acquisition. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers. The Company expenses all research and development costs as incurred; however, costs may be fully or partially funded by the customer.


                 ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
                 --------------------------------------------

 In 1999, the Company incurred a $12.9 million one-time write-off for acquired in-process research and development costs associated with the CTS Wireless acquisition. This cost related to technologies which were being developed for next-generation products, and represented products which were in the development cycle that had not yet reached a level of technological feasibility, and had no alternative future use at the acquisition date.


                         ENVIRONMENTAL PROTECTION LAWS
                         -----------------------------

 In complying with federal, state and local environmental protection laws, CTS continued to make additional modifications to manufacturing processes. Such modifications have not materially affected the capital expenditures, earnings or competitive position of CTS.

 The manufacturing process for certain current and past products created hazardous waste by-products as currently defined by federal and state laws and regulations. The Company has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party (PRP) regarding hazardous waste remediation at several non-CTS sites. The factual circumstances of each site are different. CTS has determined that its role as a PRP with respect to these sites, even in the aggregate, will not have a material adverse effect on the Company's business or financial condition, based on the following:

 (1) the Company's status as a de minimis party; (2) the large number of other PRPs identified;
 (3) the identification and participation of many larger PRPs who are financially viable; (4) defenses concerning the nature and limited quantities of materials sent by the Company to certain of the sites; and/or
 (5) the Company's experience to date in reaction to the determination of its allocable share.

 In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. In the opinion of Management, based upon presently available information, either adequate provision for anticipated costs has been made, by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect CTS' consolidated financial position or results of operations.

                              OTHER LEGAL ISSUES
                              ------------------

 Under the terms of the sale agreement related to a certain discontinued operation, CTS retains liability for performance and warranty obligations under certain customer contracts. The potential liability expires in 2000. Management does not expect that it will incur any significant costs associated with this contingency.

 Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business and contracts relating to sales of property. In the opinion of Management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect CTS' consolidated financial position or results of operations.


                     YEAR 2000 COMPUTER SYSTEMS COMPLIANCE
                     -------------------------------------

 CTS has addressed the issues associated with potential business disruptions relating to the Year 2000 computer programming issue.

 CTS formed a Company-wide Year 2000 Readiness Project (Project) to identify and resolve Year 2000 issues. The products of CTS are not "date and time sensitive." CTS may add date and time sensitive components to CTS products at the direction of its customers and upon the customer's assumption of responsibility for the Year 2000 compliance of the components selected. The Project included the inventory of financial, manufacturing, design and other internal systems, hardware, equipment and embedded chips in industrial control instruments, and the assessment, remediation and testing of those systems. All systems were inventoried, reviewed and assessed in 1998, and the majority of systems which were not Year 2000 ready were remedied or replaced and tested in 1998. Systems testing and certification were completed in 1999.

As part of the Project, Year 2000 Readiness Surveys were sent to significant service providers, vendors, suppliers, customers and governmental entities that were believed to be critical to business operations. CTS prepared supplier contingency plans based on survey responses. CTS will continue to be diligent in identifying and addressing potential issues which may develop in the coming months. The Company experienced no major disruptions or system failures, and CTS experienced no customer or supplier materially adverse effects.

 The cost to complete the program was approximately $2 million through December 31, 1999, for outside consultants, software and hardware applications. CTS did not track the internal costs incurred for all of the hours spent on the project.

                                   EMPLOYEES
                                   ---------

 CTS employed 9,222 persons at December 31, 1999, and approximately 63% of these persons were employed outside the United States at the end of 1999. Approximately 360 CTS employees in the United States were covered by collective bargaining agreements as of December 31, 1999. There are two collective bargaining agreements at one location, one agreement will expire in 2003 and the other will expire in 2005.

                                    Item 2
                                    ------

                                  Properties
                                  ----------

 CTS has manufacturing facilities, administrative, research and development, and sales offices in many locations. The manufacturing properties are listed and identified with representative products. The other facilities are shown along with the primary activity. Each property's relative size is shown in square footage, and each location is identified as to whether it is leased or owned.

                                       Square           Owned/
 Manufacturing Facility                Footage          Leased        Representative Products
 ----------------------                -------          ------        -----------------------
 Albuquerque, New Mexico               267,000*         Owned         Wireless Components
 Berne, Indiana                        249,000          Owned         Resistor Networks
 Burbank, California                    12,000          Owned         Heat Sinks
 Carlisle, Pennsylvania                 94,000          Leased        Crystals and Oscillators
 Chung-Li, Taiwan                      122,000          Leased        Wireless Components
 Dongguan, China                        23,000          Leased        DIP Switches and Potentiometers
 Elkhart, Indiana                      319,000          Owned         Automotive Sensors
 Glasgow, Scotland                      75,000          Owned         Backpanels, Boxbuild
 Glasgow, Scotland                      20,000          Leased         and Automotive Sensors
 Hudson, New Hampshire                  38,000          Leased        Backpanels and Boxbuild
 Kaohsiung, Taiwan                     133,000          Owned         DIP Switches and Potentiometers
 Matamoros, Mexico                      51,000          Owned         Loudspeakers and Sensors
 Sandwich, Illinois                     94,000          Owned         Crystals and Oscillators
 Scottsdale, Arizona                    59,000          Leased        Wireless Components
 Singapore                             159,000          Owned         Crystals and Oscillators
 Streetsville, Ontario, Canada         112,000          Owned         Automotive Sensors
 Tianjin, China                        173,000          Leased        Wireless Components
 West Lafayette, Indiana               106,000          Owned         RF Integrated Modules
                                       -------
 Total Manufacturing                 2,106,000
                                     =========

 * CTS Wireless leases approximately 135,000 square feet of its Albuquerque facility to Motorola, Inc., as part of the Joint Use and Occupancy Lease
    Agreement.



 (Properties Continued)
                                    Square          Owned/
 Other Facilities                   Footage         Leased       Description
 ----------------                   -------         ------       -----------
 Baldwin, Wisconsin                  39,000         Owned        Storage Facility
 Bangkok, Thailand                   53,000         Owned        Leased through November 2002
 Brownsville, Texas                  85,000         Owned        Warehousing Facility
 Elkhart, Indiana                    93,000         Owned        Administrative Offices & Research
 Greenwich, Connecticut               8,000        Leased        Sublet through December 2000
 Kowloon, Hong Kong                     600        Leased        Sales Office
 New Hartford, Connecticut          212,000         Owned        Leased Property
 Schaumburg, Illinois                44,000        Leased        Administrative Offices and
                                                                 Research and Development
 Southfield, Michigan                 1,500        Leased        Sales Office
 Taipei, Taiwan                       1,250        Leased        Sales Office
 Winsted, Connecticut                55,000         Owned        Storage Facility
 Yokohama, Japan                      1,400        Leased        Sales Office

 Discontinued Operations
 -----------------------
 Batavia, Ohio                     148,000          Owned        Ellis & Watts Operations


 CTS regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor and location to its markets and major customers. CTS also reviews the operating costs of its facilities and may from time to time relocate or move a portion of its manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow. The Batavia, Ohio property was sold on January 31, 2000.


                                    Item 3
                                    ------

                               Legal Proceedings
                               -----------------

 Contested claims involving various matters, including environmental claims brought by governmental agencies, are being litigated by CTS, both in legal and administrative forums. The Company is subject to normal litigation which results from the ordinary conduct of its business operations, however, Management is not aware of any individually significant pending litigation.


                                    Item 4
                                    ------

              Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

 During the fourth quarter of 1999, no matter was submitted to a vote of security holders of the Company.

                                    PART 2
                                    ------

                                    Item 5
                                    ------

                        Stock and Dividend Information
                        ------------------------------

 The principal market for CTS common stock is the New York Stock Exchange. Quarterly market high and low trading prices for CTS Common Stock for each quarter of the past two years and the amount of dividends declared during the previous two years can be located in "Shareholder Information," appearing herein. On December 31, 1999, there were approximately 1,498 CTS common shareholders of record.

 CTS intends to continue its policy of considering dividends on a quarterly basis. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS and any other factors considered relevant by the Board of Directors.

                                    Item 6
                                    ------

                          Five-Year Financial Summary
                          ---------------------------

 A summary of selected financial data for CTS for each of the previous five years is contained in the "Five-Year Summary," appearing in the financial statements included herein as noted in the index appearing under
 Item 14 (a)(1) and (2).

 Certain   divestitures,   closures  of  businesses  and  certain   accounting
 reclassifications do affect the comparability of information contained in the "Five-Year Summary."


                                    Item 7
                                    ------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                   1997-1999
                                   ---------

 Information about liquidity, capital resources and results of operations, for the three previous fiscal years, is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1997-1999)," appearing in the financial statements included herein as noted in the index appearing under Item 14 (a)(1) and (2).

                                    Item 8
                                    ------

                  Financial Statements and Supplementary Data
                  -------------------------------------------

 Consolidated  financial  statements,  meeting the  requirements of Regulation
 S-X, and the Report of Independent Accountants, are contained in the CTS Corporation 1999 Annual Report, incorporated herein. Quarterly per share financial data is provided in "Shareholder Information," under the subheading, "Per Share Data," appearing in the financial statements included herein as noted in the index appearing under Item 14 (a)(1) and (2).

                                    Item 9
                                    ------

                     Changes in Auditors or Disagreements
            With Accountants on Accounting and Financial Disclosure
            -------------------------------------------------------

 There were no disagreements or changes.



                                    PART 3
                                    ------

                                    Item 10
                                    -------

                       Directors and Executive Officers
                       --------------------------------

 Information   responsive  to  Items  401(a)  and  401(e)  of  Regulation  S-K
 pertaining to directors of CTS is contained in the 2000 Proxy Statement, pages 5-6, under the caption "Election of Directors" to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2000 Proxy Statement, page 10, under the caption "Directors' & Officers' Stock Ownership", to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 30, 1999. They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on April 28, 2000, at which time the election of officers will be considered again by the Board of Directors.

                               List Of Officers
                               ----------------

 Name                        Age           Position and Offices
 ----                        ---           --------------------
 Joseph P. Walker            61            Director, Chairman, President
                                           and Chief  Executive Officer
 William J. Kaska            58            Executive Vice President
 Philip G. Semprevio         49            Executive Vice President
 Jeannine M. Davis           51            Executive Vice President,
                                           Administration, Secretary and
                                           Interim Chief Financial Officer
 Donald R. Schroeder         51            Vice President Business
                                           Development and
                                           Chief Technology Officer
 James L. Cummins            44            Vice President Human Resources
 James N. Hufford            60            Vice President Research,
                                           Development and Engineering
 George T. Newhart           57            Vice President and Corporate
                                           Controller
 Gary N. Hoipkemier          45            Treasurer


                           Brief History of Officers
                           -------------------------

Joseph P. Walker has served as Chairman of the Board, President and Chief Executive Officer of CTS since 1988.

William J. Kaska was elected as Executive Vice President effective June 29, 1999. Mr. Kaska served as Vice President and General Manager of CTS Automotive Products from 1992 until being named Group Vice President in 1997.

Philip G. Semprevio was elected as Executive Vice President effective June 29, 1999. In December 1998, Mr. Semprevio was elected as Group Vice President. Prior to his joining CTS, he served as President, Justrite Manufacturing Company, LLC, a subsidiary of Federal Signal Corporation. Mr. Semprevio worked for CTS as Vice President and General Manager of the Electrocomponents business unit from 1990-1994.

Jeannine M. Davis was elected as Executive Vice President Administration, General Counsel and Secretary effective June 29, 1999. Ms. Davis was named Interim Chief Financial Officer in November 1999. In December 1998, Ms. Davis was named Senior Vice President, Secretary and General Counsel. Previously she served as Vice President, Secretary and General Counsel since 1988.

 (Officer History Continued)

James L. Cummins has served as Vice President Human Resources since 1994. From 1991 - 1994, he served as Director of Human Resources for CTS Corporation.

James N. Hufford served as Vice President Research, Development and Engineering from 1995 - 1999. During the four years prior to this appointment, Mr. Hufford served as Manager and then Director of Corporate Research, Development and Engineering for CTS. Mr. Hufford retired effective March 3, 2000.

George T. Newhart has served as Vice President and Corporate Controller since 1998. Prior to this appointment, from 1989 - 1998, Mr. Newhart served as Corporate Controller.

Donald R. Schroeder was elected as Vice President Business Development and Chief Technology Officer effective January 11, 2000. From 1995 until this appointment, Mr. Schroeder served as Vice President Sales and Marketing. During the six years prior to this appointment, Mr. Schroeder served as Business Development Manager for innovative and new technology for the West Lafayette, Indiana business unit.

Gary N. Hoipkemier has served as Treasurer since 1989.

                                    Item 11
                                    -------

                       Director & Executive Compensation
                       ---------------------------------

 Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 2000 Proxy Statement in the captions "Director Compensation," page 8, and "Executive Compensation," pages 11 - 15, to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                                    Item 12
                                    -------

                     Directors' & Officers' Stock Ownership
                     -------------------------------------

 Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management, is contained in the 2000 Proxy Statement in the caption "Directors' & Officers' Stock Ownership," page 10, to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                                    Item 13
                                    -------

                Certain Relationships and Related Transactions
                ----------------------------------------------

 Mr. Profusek is a Partner and Head of the Merger Department of the law firm of Jones, Day, Reavis & Pogue, a law firm which CTS has retained for specific legal services and litigation, on a case by case basis, for over five years.

                                    PART 4
                                    ------

                                    Item 14
                                    -------

        Exhibits, Financial Statement Schedules and Reports on Form 8-K
        ---------------------------------------------------------------

 The list of financial statements and schedules required by Item 14 (a) (1) and (2) is contained on page S-1 herein.

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

         (10)(b) Prototype officers and directors' indemnification agreement (incorporated by reference to Exhibit (10) (g) to the Company's Annual Report on Form 10-K for 1995 filed with the Commission on March 21, 1996).

         (10)(c) CTS Corporation 1986 Stock Option Plan, approved by the shareholders on May 30, 1986, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).

         (10)(d) CTS Corporation 1988 Restricted Stock and Cash Bonus Plan approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).

         (10)(e) CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).

         (10)(f) The CTS Corporation 1997 Stock Option Agreements approved by the shareholders on October 16, 1997, filed as Exhibit
                     (10)(1) to the Company's 10-K for 1997.

         (10)(g) Asset Sale Agreement dated December 22, 1998, and Earnout Exhibit thereto between CTS Wireless Components, Inc. and Motorola, Inc., under which CTS Wireless Components, Inc. acquired the assets of Motorola's Components Products Division.

         (10)(h) Shareholders Agreement, dated as of July 17, 1997, among the Company, Sub, WHX Corporation ("WHX") and SB Acquisition Corp., a subsidiary of WHX (incorporated by reference to Exhibit (c) (7) to the Schedule 13-D).

         (21)        Subsidiaries filed herewith.

 (Part 4, Item 14 Continued)

         (23) Consent of PricewaterhouseCoopers LLP to incorporation by reference of this Annual Report on Form 10-K for the fiscal year 1999 to Registration Statement 333-90697 on Form S-3, Registration Statement 33-27749 on Form S-8,
                     Registration   Statement   333-5730  on  Form  S-8  and
                     Registration Statement 333-91339 on Form S-8.

 (b)     Reports on Forms 8-K
         --------------------

         Announcement of the February 26, 1999 acquisition of certain assets and liabilities of the Component Products Division of Motorola pursuant to an Asset Sale Agreement dated December 22, 1998, filed March 11, 1999.


                          Indemnification Undertaking
                          ---------------------------

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-27749 (filed March 23, 1989) and 333-5730 (filed October 3, 1996) and 333-91339
         (filed November 19, 1999):

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

                                  SIGNATURES
                                  ----------

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date                                By  /S/Jeannine M. Davis
                                       Jeannine M. Davis,
                                       Executive Vice President Administration,
                                       Secretary and Interim Chief Financial
                                       Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date                               By  /S/ Walter S. Catlow
                                        Walter S. Catlow,
                                        Director

 Date                               By  /S/ Lawrence J.. Ciancia
                                        Lawrence J. Ciancia,
                                        Director

 Date                               By  /S/ Thomas G. Cody
                                        Thomas G. Cody,
                                        Director

 Date                               By  /S/ Gerald H. Frieling, Jr.
                                        Gerald H. Frieling, Jr.,
                                        Director

 Date                               By  /S/ Roger R. Hemminghaus
                                        Roger R. Hemminghaus,
                                        Director

 Date                               By  /S/ Robert A. Profusek
                                        Robert A. Profusek,
                                        Director

 Date                               By  /S/ Joseph P. Walker
                                        Joseph P. Walker,
                                        Director

 Date                               By  /S/ Randall J. Weisenburger
                                        Randall J. Weisenburger,
                                        Director

 Date                               By  /S/ George T. Newhart
                                        George T. Newhart,
                                        Vice President, Corporate Controller
                                        and principal accounting officer


Financial Highlights
(In thousands except per share data)


For the Year                                                                               1999              1998             1997
------------                                                                               ----              ----             ----
Net sales                                                                              $677,076          $370,441         $390,602
Earnings, excluding the 1999 $8.6 million after-tax effect of acquired IPR&D             60,138            37,474           22,813
Net earnings                                                                             51,468            37,474           22,813
Average common shares outstanding -- diluted                                             28,589            29,228           31,952
Per share data:
 Earnings -- diluted, excluding the 1999 $0.30 after-tax effect of acquired IPR&D         $2.10             $1.28            $0.72
 Net earnings -- diluted -- Note M                                                         1.80              1.28             0.72
 Dividends declared                                                                        0.12              0.12             0.12
Capital expenditures                                                                     32,896            21,330           22,180
At Year End
-----------
Working capital                                                                        $ 99,836          $ 35,306         $ 65,756
Long-term obligations (including current maturities)                                    167,000            56,000           61,206
Shareholders' equity                                                                    164,764           123,839          147,496
Equity per outstanding share                                                               6.00              4.55             4.86





Consolidated Statements of Earnings
-----------------------------------
(In thousands of dollars except per share amounts)




                                                                                                Year Ended
                                                                                                ----------

                                                                            December 31         December 31          December 31
                                                                                   1999                1998                 1997
                                                                            -----------         -----------          ----------

Net sales                                                                      $677,076            $370,441             $390,602
Costs and expenses:
      Cost of goods sold                                                        471,543             255,844              280,085
      Selling, general and administrative expenses                               80,866              51,300               45,264
      Transaction-related compensation charge -- Note F                               0                   0               16,200
      Research and development expenses                                          25,348              13,387               13,131
      Acquired in-process research and development (IPR&D) - Note B              12,940                   0                    0
      Amortization of intangible assets                                           3,583                 302                2,949
                                                                                 ------              ------               ------
         Operating earnings                                                      82,796              49,608               32,973
                                                                                 ------              ------               ------
Other (expense) income:
      Interest expense                                                           (9,944)             (2,194)              (2,478)
      Interest income                                                               865               1,141                2,397
      Other                                                                         338                 886                2,838
                                                                                 ------              ------               ------
         Total other (expense) income                                            (8,741)               (167)               2,757
                                                                                 ------              ------               ------
         Earnings before income taxes                                            74,055              49,441               35,730
Income taxes -- Note H                                                           22,587              15,368               12,537
                                                                                 ------              ------               ------
         Earnings from continuing operations                                     51,468              34,073               23,193
                                                                                 ------              ------               ------
Discontinued operations:
      Earnings (loss) from discontinued operations, net of income tax
         charge (benefit) of $2,267 in 1998 and ($253) in 1997 -- Note C              0               3,401                 (380)
                                                                                 ------              ------               -------
         Net earnings                                                          $ 51,468            $ 37,474             $ 22,813
                                                                                =======             =======              =======

Earnings (loss) per share -- Note M

      Basic:
         Continuing operations                                                    $1.87               $1.22                $0.74
         Discontinued operations                                                      0                0.12                (0.01)
                                                                                  -----               -----                -----
         Net earnings per share                                                   $1.87               $1.34                $0.73
                                                                                  =====               =====                =====

      Diluted:
         Continuing operations                                                    $1.80               $1.17                $0.73
         Discontinued operations                                                      0                0.11                (0.01)
                                                                                  -----               -----                -----
         Net earnings per share                                                   $1.80               $1.28                $0.72
                                                                                  =====               =====                =====

The accompanying notes are an integral part of the consolidated financial statements.





Consolidated Balance Sheets
---------------------------
(In thousands of dollars)
                                                                                                      December 31,     December 31,
                                                                                                             1999             1998
                                                                                                      -----------       ----------
ASSETS
Current Assets
    Cash and equivalents                                                                                 $ 24,219         $ 16,273
    Accounts receivable, less allowances (1999 -- $2,628;  1998 -- $552)                                  124,682           47,043
    Inventories
       Finished goods                                                                                      19,399            9,289
       Work-in-process                                                                                     20,288           10,396
       Raw materials                                                                                       39,255           13,637
                                                                                                          -------           ------
         Total inventories                                                                                 78,942           33,322
    Other current assets                                                                                    4,869            4,653
    Deferred income taxes -- Note H                                                                        21,585           16,392
                                                                                                          -------          -------
          Total current assets                                                                            254,297          117,683
Property, Plant and Equipment
    Buildings and land                                                                                     61,265           43,113
    Machinery and equipment                                                                               240,619          161,684
                                                                                                          -------          -------
         Total property, plant and equipment                                                              301,884          204,797
    Less accumulated depreciation                                                                         162,192          136,711
                                                                                                          -------          -------
         Net property, plant and equipment                                                                139,692           68,086
Other Assets
    Prepaid pension expense -- Note G                                                                      68,990           69,074
    Investment in discontinued operations -- Note C                                                         9,061           35,123
    Intangible assets                                                                                      53,336            3,206
    Accumulated amortization                                                                               (5,493)          (2,042)
    Other                                                                                                   2,769            2,059
                                                                                                          -------          -------
         Total other assets                                                                               128,663          107,420
                                                                                                          -------          -------
Total Assets                                                                                             $522,652         $293,189
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt -- Note E                                                       $  5,000         $ 14,000
    Accounts payable                                                                                       68,315           17,412
    Accrued salaries, wages and vacation                                                                   16,745           11,181
    Accrued taxes other than income                                                                         1,536            1,651
    Income taxes payable                                                                                   12,187           10,229
    Other accrued liabilities -- Notes D and L                                                             50,678           27,904
                                                                                                          -------           ------
         Total current liabilities                                                                        154,461           82,377
Long-term Debt -- Note E                                                                                  162,000           42,000
Other long-term Obligations -- Note E                                                                       9,846           13,568
Deferred Income Taxes -- Note H                                                                            27,263           27,145
Postretirement Benefits -- Note G                                                                           4,318            4,260
Contingencies -- Note L                                                                                         0                0
Shareholders' Equity
    Preferred stock -- authorized 25,000,000 shares without par value;  none issued -- Note J
    Common stock -- authorized 75,000,000 shares without par value;  48,419,604 shares issued
       at December 31, 1999, and 48,367,788 share issued at December 31, 1998 - Note J                    193,612          190,347
    Additional contributed capital                                                                          9,005           10,872
    Retained earnings                                                                                     245,414          197,285
    Cumulative translation adjustment                                                                         291              806
                                                                                                          -------          -------
                                                                                                          448,322          399,310
         Less cost of common stock held in treasury (1999 -- 20,957,649 shares;
           1998 -- 21,124,898 shares) -- Note K                                                           283,558          275,471
         Total shareholders' equity                                                                       164,764          123,839
                                                                                                          -------          -------
Total Liabilities and Shareholders' Equity                                                               $522,652         $293,189


The accompanying notes are an integral part of the consolidated financial statements.






Consolidated Statements of Shareholders' Equity
-----------------------------------------------
(In thousands of dollars)



                                                                       Accumulated
                                                                             Other                  Additional
                                                 Common    Retained  Comprehensive  Comprehensive Contributed  Treasury
                                                  Stock    Earnings       Earnings       Earnings     Capital     Stock    Total
                                                  -----    --------   -------------- ------------- -----------  --------    -----

 Balances at December 31, 1996                  $34,140    $144,112         $1,373                     $(600)  $(12,793) $166,232
Net earnings                                                 22,813                       $22,813                          22,813
Cumulative translation adjustment
 (net of tax benefit of $238)                                                 (679)          (679)                           (679)
                                                                                           ------
     Comprehensive earnings                                                                22,134
                                                                                           ======
Cash dividends of $0.12 per share                            (3,756)                                                       (3,756)
Nonemployee Directors' stock retirement plan
    - Note F                                                                                             205                  205
Issued 12,102 shares on restricted stock and
     cash bonus plan--net                           135                                                 (224)       89
Issued 214,282 shares on exercise
     of stock options -- net                        273                                                            558        831
Stock compensation                                   19                                                             12         31
Transaction-related compensation charge                                                               16,200               16,200
Deferred compensation recognized                                                                         241                  241
Acquired 14,483,646 shares for treasury
 stock--Note K                                                                                                (206,849)   206,849)
Issued 13,259,160 shares to former DCA
 shareholders                                   152,227                                                                   152,227
-----------------------------------------------------------------------------------------------------------------------------------
      Balances at December 31, 1997             186,794     163,169            694                   15,822   (218,983)   147,496
Net earnings                                                 37,474                        37,474                          37,474
Cumulative translation adjustment (net of
 tax of $36)                                                                   112            112                             112
                                                                                           ------
     Comprehensive earnings                                                                37,586
                                                                                           ======
Cash dividends of $0.12 per share                            (3,358)                                                       (3,358)
Nonemployee Directors' stock retirement plan
    - Note F                                                                                            54                     54
Returned 10,200 shares to treasury forfeited from
  restricted stock and cash bonus plan--net          (9)                                                57        (48)
Issued 166,442 shares on exercise
     of stock options -- net                        503                                                          (167)        336
Stock options acquired--Note F                                                                      (5,273)                (5,273)
Deferred compensation recognized                                                                       212                    212
Acquired 3,535,028 shares for treasury
 stock--Note K                                                                                                (56,273)    (56,273)
Issued 266,442 shares to former DCA
 shareholders                                     3,059                                                                     3,059
-----------------------------------------------------------------------------------------------------------------------------------
     Balances at December 31, 1998              190,347     197,285            806                  10,872   (275,471)    123,839
Net earnings                                                 51,468                       51,468                           51,468
Cumulative translation adjustment (net of
 tax benefit of $169)                                                         (515)         (515)                            (515)
                                                                                        --------
     Comprehensive earnings                                                             $ 50,953
                                                                                        ========
Cash dividends of $0.12 per share                            (3,339)                                                       (3,339)
Issued 2,502 shares on nonemployee Directors'
     stock retirement plan - Note F                  6                                                349          8          363
Issued 201,000 shares on restricted stock
     and cash bonus plan--net                    2,151                                             (2,893)       742
Issued 169,547 shares on exercise
     of stock options -- net                       513                                                           338          851
Stock options issued with cash bonus                                                                    58                     58
Deferred compensation recognized                                                                       619                    619
Acquired 205,800 shares for treasury stock
 --Note K                                                                                                     (9,175)      (9,175)
Issued 51,816 shares to former DCA
 shareholders                                       595                                                                       595
-----------------------------------------------------------------------------------------------------------------------------------
     Balances at December 31, 1999             $193,612    $245,414           $291                  $9,005 $(283,558)   $164,764

The accompanying notes are an integral part of the consolidated financial statements.






Consolidated Statements of Cash Flows
-------------------------------------
(In thousands of dollars)



                                                                                                   Year Ended
                                                                                                   ----------
                                                                            December 31            December 31         December 31
                                                                                   1999                   1998                1997
                                                                            -----------            -----------         -----------
Cash flows from operating activities:
    Net earnings                                                               $ 51,468               $ 37,474            $ 22,813
    Adjustments to reconcile  net  earnings to net cash provided by operating activities:
       Net (earnings) loss from discontinued operations                               0                 (3,401)                380
       Depreciation and amortization                                             33,907                 19,155              16,016
       Deferred income taxes                                                     (5,337)                 6,176              (1,462)
       Acquired in-process research and development                              12,940                     0                    0
       Transaction-related compensation charge -- Note F                              0                     0               16,200
       Changes in assets and liabilities net of effects of acquisitions:
          Accounts receivable                                                   (77,639)                 4,271              (1,029)
          Inventories                                                           (24,853)                 1,924               8,782
          Prepaid pension asset                                                  (6,368)                (7,336)             (6,199)
          Accounts payable and accrued liabilities                               72,126                 (7,548)              1,583
          Income taxes payable                                                    1,958                 (4,088)              2,764
       Other                                                                     (1,348)                   (15)               (719)
                                                                                 ------                  -----              ------
          Total adjustments                                                       5,386                  9,138              36,316
                                                                                 ------                  -----              ------
             Net cash provided by continuing operations                          56,854                 46,612              59,129
          Net cash (used in) provided by discontinued operations                 (1,161)                 6,659                (485)
                                                                                 ------                  -----              -------
             Net cash provided by operating activities                           55,693                 53,271              58,644

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment,
       including discontinued operations, net                                    28,646                 20,691               2,973
    Payment for purchase of CTS Wireless -- Note B                              (97,445)                     0                   0
    DCA acquisition costs                                                        (2,932)                (6,416)            (71,353)
    Capital expenditures                                                        (32,896)               (21,330)            (22,180)
                                                                                -------                -------             -------
             Net cash used in investing activities                             (104,627)                (7,055)            (90,560)

Cash flows from financing activities:
    Proceeds from issuance of long-term obligations -
       CTS Wireless acquisition                                                  97,445                      0                   0
    Proceeds from issuance of long-term obligations - Other                           0                      0              50,000
    Payments of long-term obligations, net                                      (28,445)                (5,206)             (8,707)
    Dividends paid                                                               (3,301)                (3,421)             (3,768)
    Purchases of treasury stock                                                  (9,175)               (56,273)            (10,121)
    Stock options acquired                                                            0                 (5,273)                  0
    Other                                                                           851                    288                (106)
                                                                                -------                -------             -------
             Net cash provided by (used in) financing activities                 57,375                (69,885)             27,298

Effect of exchange rate changes on cash                                            (495)                    95                (492)
                                                                                -------                -------             -------
Net increase (decrease) in cash                                                   7,946                (23,574)             (5,110)
Cash and equivalents at beginning of year                                        16,273                 39,847              44,957
                                                                                -------                -------             -------
Cash and equivalents at end of year                                            $ 24,219               $ 16,273            $ 39,847

Supplemental cash flow information
Cash paid during the year for:
       Interest                                                                $  9,711               $  4,685            $  2,649
       Income taxes -- net                                                       24,195                 17,218              10,646
Noncash investing and financing activities
       Common stock issued in connection with DCA acquisition                  $    595               $  3,059            $152,227

The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(In thousands of dollars except share and per share data)

NOTE A - Summary of Significant Accounting Policies
---------------------------------------------------

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets principally on the straight-line method. Useful lives for buildings and improvements range from 10 to 45 years, and average lives are approximately 16 years. Machinery and equipment useful lives range from three to eight years. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, any related gain or loss is recognized as other income or expense.

CTS assesses the recoverability of long-lived assets, including intangible assets, whenever adverse events or changes in circumstances or the business climate indicates that an impairment may have occurred. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value.

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

---------------------------------------------------------------

Income Taxes: CTS provides deferred income taxes for transactions reported in different periods for financial reporting and income tax return purposes pursuant to the requirements of FASB
Statement No. 109, "Accounting for Income Taxes."

Translation of Foreign Currencies: The financial statements of CTS' non-U.S. subsidiaries, except the United Kingdom subsidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings. The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars principally at the current exchange rate at period end, with resulting translation adjustments made directly to the "cumulative translation adjustment" component of shareholders' equity. Statements of earnings accounts are translated at the average rates during the period.

Financial Instruments: CTS' financial instruments consist primarily of cash, cash equivalents, trade receivables and payables, and obligations under notes payable and long-term debt. The carrying value for cash and cash equivalents, and trade receivables and payables approximates fair value based on the short-term maturities of these instruments. The carrying value for all long-term debt outstanding at December 31, 1999, and 1998, approximates fair value where fair value is based on market prices for the same or similar debt and maturities.

Concentration of Credit Risk: Trade receivables subject the Company to the potential for credit risk with major customers. CTS sells its products to customers principally in the communications, automotive and computer industries, primarily in North America, Europe and the Pacific Rim. CTS performs ongoing credit evaluations of its customers to minimize credit risk. CTS generally does not require collateral. Sales to two major customers accounted for approximately 23% and 11% of revenues, respectively, for the year ended December 31, 1999, which exposes the Company to a concentration of credit risk. Management believes the likelihood of incurring material losses due to concentration of credit risk is remote. At December 31, 1998, CTS had no significant concentrations of credit risk.

Stock-Based Compensation: CTS accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25,"Accounting for Stock Issued to Employees" and its related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the closing market price of CTS' stock on the date of the grant over the amount that must be paid to acquire the stock. See Note F for the required pro forma net income and earnings per share disclosures required by FASB Statement No. 123.

---------------------------------------------------------------

Earnings Per Share: Basic and diluted earnings per common share are reported in conformity with FASB Statement No.128, "Earnings per Share." All prior period earnings per share (EPS) data presented have been restated to reflect a two-for-one stock split in 1999 (Note J). Basic earnings per share exclude any dilution and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock that shared in the earnings of CTS. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. Refer to Note M for the reconciliation of the numerator and denominator of the basic and diluted EPS computations.

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

NOTES TO CONSOLIDATED STATEMENTS
--------------------------------

NOTE B - Acquisition
--------------------

On February 26, 1999, CTS Corporation completed the acquisition of certain assets and liabilities of the Component Products Division of Motorola, Inc., hereafter referred to as "CTS Wireless." CTS Wireless designs and manufactures electronic components and assemblies including ceramic filters, quartz crystals, crystal oscillators, surface acoustic wave components and piezoceramic devices, in five facilities in the USA and Asia, primarily for the wireless communications industry.

The acquisition was accounted for under the purchase method of accounting. As part of the acquisition, the Company paid Motorola, Inc. $94 million at the closing and assumed approximately $49 million of debt (including pension obligation). The Company may be obligated to pay up to an additional $105 million over five years depending upon increased sales and profitability of CTS Wireless and has estimated the 1999 liability for this obligation at $7 million. The Company financed a substantial portion of the purchase price through bank borrowings. CTS incurred approximately $4 million in costs directly associated with the acquisition which are included in the overall consideration.

The purchase price has been allocated to the assets acquired based on the estimated fair values as follows:

                                                               (In millions)
               Inventory                                          $ 20.8
               Property, plant and equipment                        69.6
               Current technology                                   10.1
               Identifiable intangible assets                       40.6
               In-process research & development (IPR&D)            12.9
                                                                  ------
                    Total                                         $154.0


Identifiable intangible assets include trademarks, tradenames, technology rights, and customer lists that are amortized over 25 years. Current technology is amortized over four years.

In-process research and development represents the value assigned to research and development projects of CTS Wireless that were commenced but not yet completed or reached technological feasibility at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. As of the date of acquisition, the $12.9 million of purchase price allocated to in-process research and development related to technologies

--------------------------------

being developed for next-generation products and represents products that are currently in the development cycle that have not yet reached a level of technological feasibility and have no alternative future use. CTS Wireless' in-process research and development projects were initiated to address the rapid technological change associated with the wireless communications industry. The incomplete projects include developing technology for the miniaturization of components such as oscillators, quartz and ceramics. The calculations of amounts allocated to in-process research and development projects were based on risk- adjusted future cash flows related to the incomplete research and development projects. The resulting cash flows were discounted to their present value using a rate of 18%, which exceeds the overall cost of capital for the Company.

Estimated net cash inflows from the acquired in-process technology, related to CTS Wireless, commenced in the latter part of 1999 and are projected to steadily decline through 2004. As of the date of acquisition, approximately $10 million had been expended to develop these research and development projects. The estimated cost to complete the projects is approximately $9 million to be incurred through the year 2000. Remaining efforts on the projects are significant and include important phases of project design, development and testing. The Company has reviewed the assumptions used in the forecasts and continues to believe that the amount allocated to acquired in-process research and development is reasonable.

The operating results of CTS Wireless have been included in the consolidated statements of earnings from the date of acquisition. Pro forma results of operations as if the acquisition of CTS Wireless had occurred at the beginning of the periods presented, follow:

                                 Pro forma               Pro forma
                                 Year ended              Year ended
                              December 31, 1999       December 31, 1998
                              -----------------       -----------------

Unaudited
Net sales (In millions)             $ 722                  $ 676

Net earnings (In millions)          $  53                  $  28

Diluted earnings per share          $1.84                  $0.95

These unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of acquired intangible assets and increased interest expense on acquisition debt. In management's opinion, the pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1 of each year presented, or of future operations of the combined companies under the ownership and operation of the Company.

NOTE C - Discontinued Operations
--------------------------------

During 1998, CTS finalized a plan to sell all of the businesses of Dynamics Corporation of America (DCA) not strategic to CTS' electronic components and electronic assemblies core business segments. These noncore businesses are recorded as discontinued operations for all periods presented in the consolidated financial statements. In 1998, CTS completed the sale of one discontinued operation which resulted in gross proceeds of approximately $22 million.

During 1999, the divestiture of three additional discontinued operations was completed, resulting in gross proceeds of approximately $31 million. The one remaining discontinued operation was sold in January 2000, for approximately $5 million, completing the disposal of all discontinued operations. The investment in discontinued operations included in the balance sheet at December 31, 1999, and 1998, is primarily comprised of accounts receivable, inventory, fixed assets, accounts payable and real estate held for sale. The Company's results for 1999 do not include any income or loss from the discontinued operations, as any anticipated losses were included in the Company's 1998 results. The Company does not expect any material gain or loss in fiscal 2000 when the disposals are completed and a final accounting performed. Operating results for discontinued operations are summarized as follows:


Discontinued Operations                  1999       1998        1997
-----------------------                  ----       ----        ----

Net Sales                             $21,649     $102,984    $24,549
                                      =======     ========    =======

Earnings (loss) before
 income taxes                               0        5,668       (633)
Income tax provision (benefit)              0        2,267       (253)
                                      -------     --------    -------

Total discontinued operations,
         net of income taxes          $     0     $  3,401    $  (380)
                                      =======     ========    =======

Note D - Short-term Borrowings
------------------------------

CTS had unsecured lines of credit arrangements of $20,312 at December 31, 1999. These arrangements are generally subject to annual renewal and renegotiation, and may be withdrawn at the banks' option. Average daily short-term borrowings, including borrowings denominated in non-U.S. currencies, were $3,017 during 1999. The weighted-average interest rate, computed by relating interest expense to average daily short-term borrowings, was 7.1% in 1999. There were minimal borrowings against these lines during 1998.

NOTE E- Long-term Debt and Other Long-term Obligations
------------------------------------------------------

Long-term  debt  and  other  long-term   obligations  were  comprised  of  the
following:

                                                        1999         1998
==============================================================================

Long-term debt:
 Term loan at 8.4%, due in annual
   installments through 1999                        $      0       $  9,000
 Term loan at 6.82% (1999) and 6.1%
   (1998), due in quarterly
   installments through 2004                          66,000         47,000
 Revolving credit agreement,
   average interest rate of 6.2%
   in 1999, due in 2005                               59,000              0
 Industrial revenue bonds at a weighted-
   average rate of 7.5%, due in 2013                  42,000              0
------------------------------------------------------------------------------

                                                     167,000         56,000
  Less current maturities                              5,000         14,000
------------------------------------------------------------------------------

    Total long-term debt                           $ 162,000        $42,000
==============================================================================
Other long-term obligations:

 Contractual DCA employee termination
 benefits, payable ratably through 2007            $   6,423       $  9,356
 Untendered shares of DCA                              3,139          3,735
 Other                                                   284            477
------------------------------------------------------------------------------
    Total other long-term obligations              $   9,846       $ 13,568

==============================================================================

CTS has a $66,000 term loan with seven banks, which matures as follows: 2000 - $5,000; 2001 - $10,000; 2002 - $15,000; 2003 -
$15,000 and 2004 - $21,000.

CTS also has an unsecured revolving credit agreement totaling $150.0 million with seven banks, which expires in 2005. Interest rates on these borrowings and the term loan fluctuate based upon LIBOR, with adjustments based on the ratio of CTS' consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Company pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. Currently, that fee is 0.25 percent per annum. The credit agreement and term loans require, among other things, that the Company maintain a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio.

Debt relating to the industrial revenue bonds was assumed from Motorola, Inc. (Note B), and is collateralized by the land, building and equipment acquired with the bonds. Interest is payable to Motorola, Inc. semiannually.

NOTE F- Stock Plans
-------------------

At December 31, 1999, CTS had four stock-based compensation plans, which are described below. CTS applies APB Opinion No. 25 and related Interpretations in accounting for its plans. With the exception of the 1997 transaction-related option grant, compensation cost is normally not recognized for its fixed stock option grants as they are granted at fair market value at the grant dates. Had compensation cost for CTS' fixed stock-based compensation plans been determined based on the fair value method, as defined in FASB Statement No. 123, CTS' net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:




                                         1999       1998       1997
                                         ----       ----       ----
Net earnings        As reported        $51,468    $37,474    $22,813
                    Pro forma          $50,825    $37,206    $21,360
Net earnings
per share-          As reported          $1.80      $1.28      $0.72
 diluted            Pro forma            $1.78      $1.28      $0.67

The pro forma information presented above includes the effect of the difference between the intrinsic value compensation charge calculated under APB Opinion No. 25 and the fair value amount calculated under FASB Statement No. 123.

The effects of applying FASB Statement No. 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 1997 and 1998 due to the fixed stock option awards generally vesting 25% per year over a four-year period.

The weighted-average fair value of each option grant (which is amortized over the option vesting period for purposes of determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0.37%, 0.85% and 0.70%, respectively; expected volatility of 19.82%, 30.49% and 19.93%, respectively; risk-free interest rate of 5.86%, 5.30% and 5.80%, respectively and expected life of 5.2, 4.2 and 4.3 years, respectively.

CTS' 1996 Stock Option Plan (1996 Plan) provides for grants of incentive stock options or nonqualified stock options to officers and key employees.

Under the 1996 Plan, CTS may grant options to its officers and key employees for up to 1,200,000 shares of common stock. Options are granted under this Plan at the fair market value on the grant date and are exercisable generally in cumulative annual installments over a maximum ten-year period, commencing at least one year from the date of grant. Upon the exercise of stock options, payment may be made using cash, shares of the Company's common stock or a combination thereof, subject to certain restrictions as described in the plan document.

Under the 1996 Plan, options to purchase a total of 603,460 shares were outstanding as of December 31, 1999. At December 31, 1999, 245,360 of these shares were exercisable.

During 1997, CTS granted 2,400,000 options for shares to certain officers and key employees. These options were fully vested and are exercisable over a ten-year period terminating May 8, 2007. Based on the value of CTS shares on the date of the merger and the option price of $10.42 per share, a $16,200 before tax, $10,530 after tax, or $0.33 per diluted share, charge to expense was recorded. During 1998, the Company acquired 900,000 of these shares at a cost of $5,273. Of the 2,400,000 shares subject to option granted, 1,500,000 remain to be exercised at December 31, 1999.

-------------------------------

A summary of the status of fixed stock options as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates, is presented below. All prior years' data has been restated to reflect the two-for-one stock split distributed in August 1999.




                                             1999                          1998                     1997
                                             ----                          ----                     ----
                                                  Weighted-                    Weighted-                Weighted-
                                                    Average                      Average                  Average
                                                   Exercise                     Exercise                 Exercise
                                     Shares           Price        Shares          Price     Shares         Price
                                     ------           -----        ------          -----     ------         -----
Outstanding at begin-
  ning of year                      2,138,208       $10.05      2,981,084        $9.48      825,150        $ 5.35
Granted                               213,700        33.61        281,000        14.09    2,400,000         10.42
Exercised                            (179,848)        6.46       (217,250)        5.45     (231,166)         4.73
Acquired                                    0            0       (900,000)       10.42            0             0
Expired or canceled                   (68,600)       15.51         (6,626)       10.08      (12,900)         5.20
                                      -------        -----         ------        -----      -------          ----
Outstanding at end
  of year                           2,103,460       $12.61      2,138,208       $10.05    2,981,084        $ 9.48
                                    =========       ======      =========       ======    =========        ======
Options exercisable
  at year end                       1,745,360                   1,769,708                 2,723,384

Weighted-average fair
  value of options
  granted during the
  year                                               $10.05                      $4.26                      $7.60




The  following  table  summarizes   information   about  fixed  stock  options
outstanding at December 31, 1999:

                                           Options Outstanding                       Options Exercisable
----------------------------------------------------------------------------------------------------------------

                                               Weighted-
                                                 Average        Weighted-                           Weighted-
Range of                       Number          Remaining          Average             Number          Average
Exercise                  Outstanding        Contractual         Exercise        Exercisable         Exercise
  Prices                  at 12/31/99        Life (Years)           Price        at 12/31/99            Price
--------                  -----------        ------------       ---------        -----------        ---------
$        6.230                203,960                .96            $6.23            203,960            $6.23
 10.415-15.000              1,695,200               6.91            10.84          1,541,400            10.52
 16.219-35.969                192,600               9.43            30.76                  0                0
 46.000-62.250                  6,400               9.80            48.72                  0                0
 71.000-79.250                  5,300               9.96            71.78                  0                0




-------------------------------


CTS has a discretionary Restricted Stock and Cash Bonus Plan (Plan) which reserves 2,400,000 shares of the Company's common stock for sale, at market price or below, or award to key employees. Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS. In general, restrictions lapse at the rate of 20% per year beginning one year from the award or sale. In addition, the Plan provides for a cash bonus to the participant equal to the fair market value of the shares on the dates restrictions lapse, in the case of an award, or the excess of the fair market value over the original purchase price if the shares were purchased. The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award or sale.

Under the Plan, during 1999, 224,000 shares were awarded, leaving 1,797,400 shares available for award or sale at December 31, 1999. Under the Plan, in 1997, 42,000 shares were awarded. In addition to the shares issued and related amortization of deferred compensation associated with the issuances, CTS charged to expense $3,644, $371 and $910 for additional cash compensation payable under the formula provisions of the Plan in 1999, 1998 and 1997, respectively.

CTS has a Stock Retirement Plan for Nonemployee Directors. This retirement plan provides for a portion of the total compensation payable to Nonemployee Directors to be deferred and paid in CTS stock. Under this plan, the amount of the actual dollar compensation was $363, $54 and $205 in 1999, 1998 and 1997, respectively.

NOTE G - Employee Retirement Plans
----------------------------------

Defined benefit plans
---------------------

CTS has a number of noncontributory defined benefit pension plans (Plans) covering approximately 27% of its employees. Plans covering salaried employees provide pension benefits that are based on the employees' compensation prior to retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service.

In 1999, the Company amended the Pension Plan to include certain employees of CTS Wireless. The Company also amended the Pension Plan to improve early retirement subsidies and to include specific benefits for certain employees.

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


                                                                                          Other
                                                                                     Postretirement
                                                      Pension Benefits                   Benefits
                                                   1999             1998           1999             1998
--------------------------------------------------------------------------------------------------------

Change in benefit obligation:
 Benefit obligation at
  January 1                                     $124,052        $106,962         $4,506           $4,735
 Service cost                                      5,483           3,482             42               35
 Interest cost                                     9,574           7,830            293              296
 Acquisitions/divestitures                        21,269               0              0                0
 Plan amendments                                   7,997           2,658              0               10
 Actuarial loss (gain)                           (18,163)          9,350           (380)            (244)
 Benefits paid                                    (6,465)         (6,230)          (331)            (326)
                                                 -------         -------         ------           ------
Benefit obligation at
  December 31                                   $143,747        $124,052         $4,130           $4,506
--------------------------------------------------------------------------------------------------------

Change in plan assets:
 Assets at fair value at
  January 1                                    $245,880         $218,294         $    0           $    0
 Actual return on assets                        104,397           33,714              0                0
 Acquisitions/divestitures                       14,019                0              0                0
 Company contributions                              392              311            331              326
 Benefits paid                                   (6,465)          (6,230)          (331)            (326)
 Administrative and other
 expenses                                          (250)            (209)             0                0
                                                -------          -------          -----             ----
Assets at fair value at
  December 31                                  $357,973         $245,880          $   0           $    0
--------------------------------------------------------------------------------------------------------

Reconciliation of prepaid (accrued) cost:
 Funded status of the plan                     $214,226         $121,828        $(4,130)        $ (4,506)
 Unrecognized net gain                         (152,380)         (49,983)          (197)             236
 Unrecognized prior service cost                 10,047            2,808              9               10
 Unrecognized transition asset                   (2,903)          (5,579)             0                0
                                               --------          -------        -------          -------
Prepaid (accrued) cost                         $ 68,990         $ 69,074        $(4,318)        $ (4,260)


----------------------------------------------

Net pension income/postretirement expense for the Plans in 1999, 1998 and 1997 includes the following components:


                                                                                                                  Other
                                                                                                              Postretirement
                                                                        Pension Benefits                          Benefits
                                                                        ----------------                      --------------
                                                              1999          1998            1997        1999     1998       1997
--------------------------------------------------------------------------------------------------------------------------------

Service cost--benefits earned
  during the year                                          $ 5,483       $ 3,482         $ 2,846        $ 42       $ 35     $ 32
Interest cost on projected
  benefit obligation                                         9,574         7,830           6,196         293        296      298
Expected return on plan assets                             (89,370)      (29,737)        (43,970)          0          0        0
Net amortization and deferral                               67,945        11,089          28,729           1         (2)     (12)
--------------------------------------------------------------------------------------------------------------------------------
Net (income) expense                                       $(6,368)      ($7,336)        $(6,199)       $336       $329     $318
--------------------------------------------------------------------------------------------------------------------------------

Assumptions for 1999:
 Discount rate as of December 31                              7.50%         6.75%          7.50%        7.50%      6.75%    7.50%
 Expected return on plan assets                               9.75%         9.75%          9.75%        9.75%      9.75%    9.75%
 Rate of compensation increase                                5%-7%         4%-7%          5%-7%           0          0        0
--------------------------------------------------------------------------------------------------------------------------------


Net pension income is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year.

The majority of U.S. defined benefit pension plan assets are invested in common stock, including approximately $110 million and $26 million in CTS common stock at December 31, 1999, and 1998, respectively. The balance is invested in corporate bonds, U.S. government backed mortgage securities and bonds, asset backed securities, a private equity fund, non-U.S. corporate bonds and convertible issues.

Defined contribution plans

CTS sponsors a 401(k) Plan, as well as several other defined contribution plans, covering certain non-U.S. employees and its domestic hourly employees not covered by a defined benefit pension plan. Contributions and costs are generally determined as a percentage of the covered employee's annual salary. Amounts expensed for the 401(k) Plan and the other plans totaled $2,821 in 1999, $2,457 in 1998 and $2,351 in 1997.

NOTE H - Income Taxes
---------------------

Earnings from continuing operations before income taxes consist of the following:


                                                    1999            1998            1997
                                                    ----            ----            ----

Domestic                                         $20,770         $26,789        $  3,656
Non-U.S.                                          53,285          22,652          32,074
                                                  ------          ------          ------

   Total                                         $74,055         $49,441         $35,730


Significant components of income taxes are as follows:


                                                   1999            1998             1997
----------------------------------------------------------------------------------------

Current:
   Federal                                      $11,736          $1,041           $2,308
   State                                          2,975             928            1,130
   Non-U.S.                                      13,079           7,654            9,928
                                                 ------           -----            -----

   Total current                                 27,790           9,623           13,366
                                                 ------           -----           ------

Deferred:
   Federal                                       (4,585)          5,737             (540)
   State                                           (965)            902             (462)
   Non-U.S.                                         347            (894)             173
                                                 ------           -----            -----

Total deferred                                   (5,203)          5,745             (829)
                                                 ------           -----            -----

   Total provision for income taxes             $22,587         $15,368          $12,537



---------------------------------

Significant components of CTS' deferred tax liabilities and assets at December 31, 1999, and 1998 are:


                                                     1999           1998
                                                     ----           ----

Pensions                                          $26,920        $24,180
Depreciation                                        2,805          2,725
Basis difference-acquired assets                    1,385          5,025
Other                                               1,757          2,037
                                                    -----          -----

Gross deferred tax liabilities                     32,867         33,967
                                                   ------         ------

Postretirement benefits                               594          1,601
Inventory reserves                                  3,144          5,194
Nondeductible accruals                             18,294         11,388
Nonrecurring compensation charge                    3,543          3,543
Other                                               2,324          2,644
                                                   ------          -----

Gross deferred tax assets                          27,899         24,370
                                                   ------         ------

Net deferred tax liabilities                       (4,968)        (9,597)
Deferred tax asset valuation allowance               (601)        (1,175)
                                                   ------         ------

   Total                                          $(5,569)      $(10,772)
                                                  =======       ========



During 1999, the valuation allowance was decreased as a result of the utilization of certain deferred tax assets in non-U.S.
jurisdictions.

---------------------------------

A reconciliation from the statutory federal income tax to the Company's effective income tax follows:



                                                        1999            1998            1997
                                                        ----            ----            ----
Taxes at the U.S. statutory rate                     $25,919        $ 17,304         $12,506
State income taxes, net of federal
   income tax benefit                                  1,307           1,191             433
Non-U.S. income taxed at rates
   different than the U.S. statutory rate             (2,996)             98            (154)
Tax exempt earnings                                     (995)              0               0
Utilization of net operating loss
   carryforwards and benefit of
   scheduled tax credits                                (574)         (2,781)         (1,552)

Nonrecurring compensation expense                          0            (724)          1,006
Other                                                    (74)            280             298
                                                     -------         -------         -------

      Provision for income taxes                     $22,587         $15,368         $12,537
                                                     =======         =======         =======



Undistributed earnings of certain non-U.S. subsidiaries amount to approximately $80 million at December 31, 1999. Prior year earnings are intended to be invested indefinitely and, accordingly, no provision has been made for non-U.S. withholding taxes. In the event all undistributed earnings were remitted, approximately $7 million of withholding tax would be imposed.

NOTE I - Business Segments
--------------------------

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. CTS' reportable segments are based upon the nature of products within the Company. The products comprising the reportable segments are managed separately and have differing technology and marketing strategies.

CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of wireless components used in cellular handsets, automotive sensors used in commercial or consumer vehicles, frequency control devices such as crystals and clocks, loudspeakers, resistor networks, switches and variable resistors. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assembly represents a completed, higher-level functional product to be used in customer end products or assemblies. These products consist principally of interconnect products such as backpanel and connector assemblies used in the telecommunications industry, RF integrated modules used in cellular handsets, hybrid microcircuits used in the healthcare market and cursor controls for computers.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

--------------------------------------


Summarized financial information concerning CTS' reportable segments is shown in the following table:



                                  Electronic     Electronic
1999                              Components     Assemblies          Total
----                              ----------     ----------          -----
Net sales to external
 customers                          $507,344       $169,732       $677,076
Operating earnings*                   81,025         14,711         95,736
Total assets                         407,822        105,769        513,591
Depreciation and
 amortization                         29,266          4,641         33,907
Capital expenditures                $ 22,028       $ 10,868       $ 32,896

1998
Net sales to external
 customers                           $247,719      $122,722       $370,441
Operating earnings                     41,955         7,653         49,608
Total assets                          199,068        58,998        258,066
Depreciation and
 amortization                          15,271         3,884         19,155
Capital expenditures                 $ 16,032      $  5,298       $ 21,330

1997
Net sales to external
 customers                           $237,926      $152,676       $390,602
Operating earnings**                   34,253        14,920         49,173
Total assets                          230,759        50,320        281,079
Depreciation and amortization           9,823         6,193         16,016
Capital expenditures                 $ 15,728      $  6,452       $ 22,180


*  Excludes  the  effect  of  a  one-time,   noncash  write-off  for  acquired
   in-process research and development (IPR&D), related to the acquisition of CTS Wireless of $12,940.

** Excludes the effect of a one-time transaction-related compensation charge of $16,200.

--------------------------------------

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:


Pre-tax Earnings
                                                      1999               1998              1997
                                                      ----               ----              ----
Total operating earnings for
 reportable segments                               $95,736            $49,608           $49,173
Transaction-related compensation charge                  0                  0           (16,200)
Acquired in-process research and
 development (IPR&D)                               (12,940)                 0                 0
Interest expense                                    (9,944)            (2,194)           (2,478)
Interest income                                        865              1,141             2,397
Other income                                           338                886             2,838
                                                   -------            -------           -------
Earnings before income taxes                       $74,055            $49,441           $35,730
                                                   =======            =======           =======

Assets

Total assets for reportable segments              $513,591           $258,066          $281,079
Investment in discontinued operations                9,061             35,123            37,117
                                                  --------           --------          --------
Total assets                                      $522,652           $293,189          $318,196
                                                  ========           ========          ========


Financial information relating to CTS' operations by geographic area was as follows:

Net Sales                                             1999               1998              1997
                                                      ----               ----              ----

United States (U.S.)                              $318,627           $221,395          $224,779
China                                              153,222                  0                 0
United Kingdom                                      96,807             92,784           108,145
Taiwan                                              59,392              8,592            10,186
Other non-U.S.                                      49,028             47,670            47,492
                                                  --------           --------          --------
Consolidated                                      $677,076           $370,441          $390,602
                                                  ========           ========          ========

Sales are attributed to countries based upon the origin of the sale.

Long-lived assets

United States                                   $104,398              $41,431           $40,752
China                                             18,581                    0                 0
United Kingdom                                    15,583               11,543            10,387
Taiwan                                            36,369                2,858             3,110
Other non-U.S.                                    12,604               13,418            13,657
                                                --------              -------           -------
Consolidated                                    $187,535              $69,250           $67,906
                                                ========              =======           =======



During 1999, revenues from one customer of CTS' electronic components business segment represents approximately $141,501, or 28%. Revenue from one customer of CTS' electronic assemblies business segment during 1999 represents $71,986, or 42%.

NOTE J - Capital Stock
----------------------

CTS adopted a Shareholder Rights Plan (the "Plan") on August 28, 1998. The Plan was implemented by declaring a dividend, distributable to shareholders of record on September 10, 1998, of one common share purchase right (a "Right") for each outstanding share of common stock held at the close of business on that date. Each Right under the Plan will initially entitle registered holders of common stock to purchase one one-hundredth of a share of CTS' new Series A Junior Participating Preferred Stock (Series A Preferred Stock) for a purchase price of $125 per share, subject to adjustment. The Rights will be exercisable only if a person or group (1) acquires 15% or more of the common stock or (2) announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. The Rights are redeemable for $0.01 per Right (subject to adjustment) at the option of the Board of Directors. Until a Right is exercised, the holder of the Right, as such, has no rights as a shareholder of CTS. The Rights will expire on August 27, 2008, unless redeemed by CTS prior to that date.

On June 24, 1999, the CTS Corporation Board of Directors declared a two-for-one stock split in the form of a stock dividend to CTS shareholders of record on July 12, 1999. Under the split, CTS common shareholders received a stock dividend of one CTS share for each CTS share held. All shares outstanding and per share amounts have been restated to reflect the stock split.

NOTE K - Treasury Stock
-----------------------

Common stock held in treasury at December 31, 1999, totaled 20,957,649 shares with a cost of $283,558, compared to 21,124,898 shares with a cost of $275,471 at December 31, 1998.

On October 16, 1997, CTS reinstituted its common stock repurchase plan whereby it may purchase shares of common stock in open market or privately negotiated transactions. The remaining shares authorized for repurchase under the Board of Directors' authorization dated October 30, 1987, and amended on February 23, 1990, and June 25, 1998, is approximately 430,000 shares. There can be no assurance as to the number of shares CTS may repurchase or the timing of such purchases.

NOTE L - Contingencies
----------------------

Certain processes in the manufacture of CTS' current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. The Company has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party (PRP) regarding hazardous waste remediation at several non-CTS sites. The factual circumstances of each site are different; CTS has determined that its role as a PRP with respect to these sites, even in the aggregate, will not have a material adverse effect on CTS' business or financial condition, based on the following: 1) CTS' status as a de minimis party; 2) the large number of other PRPs identified; 3) the identification and participation of many larger PRPs who are financially viable; 4) defenses concerning the nature and limited quantities of materials sent by CTS to certain of the sites; and/or 5) CTS' experience to date in relation to the determination of its allocable share. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. Accrued environmental costs as of December 31, 1999 totaled $7,696, compared with $7,100 at December 31, 1998, are included in Other Accrued Liabilities. In the opinion of management, based upon presently available information, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position or results of operations of CTS.

Under the terms of the sale agreement related to a certain discontinued operation, CTS retains liability for performance and warranty obligations under certain customer contracts. The potential liability expires in 2000. Management does not expect that it will incur any significant costs associated with this contingency.

Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business and contracts relating to sales of property. In the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect CTS' consolidated financial position or results of operations.

NOTE M - Earnings Per Share
---------------------------

 FASB Statement No. 128, "Earnings per Share" (EPS), requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for 1999, 1998 and 1997. The other dilutive securities of approximately 308,000, 336,000 and 148,000 for the years ended December 31, 1999, 1998 and 1997, respectively, consisted primarily of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.



                                                Earnings          Shares       Per Share
                                              (Numerator)   (Denominator)         Amount
                                              -----------   -------------         ------

----------------------------------------------------------------------------------------


1999:
Basic EPS                                      $51,468           27,498            $1.87
----------------------------------------------------------------------------------------

Effect of Dilutive Securities:
   Stock Options                                                    783
   Other                                                            308
----------------------------------------------------------------------------------------

Diluted EPS                                    $51,468           28,589            $1.80
----------------------------------------------------------------------------------------


1998:
Basic EPS                                      $37,474           28,028            $1.34
----------------------------------------------------------------------------------------

Effect of Dilutive Securities:
   Stock Options                                                    864
   Other                                                            336
----------------------------------------------------------------------------------------

Diluted EPS                                    $37,474           29,228            $1.28
----------------------------------------------------------------------------------------


1997:
Basic EPS                                      $22,813           31,248            $0.73
----------------------------------------------------------------------------------------

Effect of Dilutive Securities:
   Stock Options                                                    556
   Other                                                            148
----------------------------------------------------------------------------------------

Diluted EPS                                    $22,813           31,952            $0.72
----------------------------------------------------------------------------------------


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS (1997- 1999)

                        LIQUIDITY AND CAPITAL RESOURCES

The table below highlights significant comparisons and ratios related to liquidity and capital resources of CTS for each of the last three years.



                                                      (In thousands of dollars)
                                           December 31      December 31       December 31
                                                  1999             1998              1997
-----------------------------------------------------------------------------------------

Net cash provided by (used in) continuing operations:
         Operating activities                $ 56,854         $ 46,612          $ 59,129
         Investing activities                (104,627)          (7,055)          (90,560)
         Financing activities                  57,375          (69,885)           27,298
========================================================================================
Cash and equivalents                         $ 24,219         $ 16,273          $ 39,847
Accounts receivable                           124,682           47,043            51,314
Inventories, net                               78,942           33,322            34,683
Current assets                                254,297          117,683           146,747
Accounts payable                               68,315           17,412            22,593
Accrued liabilities                            81,146           50,965            53,192
Current liabilities                           154,461           82,377            80,991
Working capital                                99,836           35,306            65,756
Current ratio                                    1.65             1.43              1.81
Interest-bearing debt                        $167,000         $ 56,000          $ 61,206
Shareholders' equity                          164,764          123,839           147,496
Interest-bearing debt
 as a percent of
 shareholders' equity                             101%              45%               41%
Interest-bearing debt
 as a percent of
 capitalization                                    50%              31%               29%

=======================================================================================================================


Cash flow from operating activities of $56.9 million was significantly affected by increases in inventory and accounts receivable, principally at CTS Wireless (Wireless). A significant portion of cash was required to fund an investment of accounts receivable at Wireless as CTS did not acquire any accounts receivable in the Wireless acquisition. An investment in inventory was required in both business segments to support the growth experienced in 1999.

The 1998 positive cash flow provided by operating activities from continuing operations of $46.6 million was lower than the 1997 amount by $12.5 million, resulting from the impact of the reductions in accounts payable and accrued liabilities. Offsetting these decreases in liabilities, were reductions in receivables and inventories in 1998.

The 1997 positive cash flow from operating activities from continuing operations of $59.1 million, an improvement of $24.0 million, or 68% over 1996, was primarily a result of the substantial reduction in inventories, and the higher operating earnings after excluding the effect of the noncash transaction-related compensation charge of $16.2 million in 1997.

The 1999 use of $104.6 million for investing activities had two major components. First, the Wireless acquisition required $94.0 million at the closing plus approximately $4 million in costs directly associated with the acquisition. Also, the Company had record-setting capital expenditures of $32.9 million for capacity expansion in the newly acquired Wireless operation, and for the pre-acquisition operating units (those traditional CTS product lines which comprised the product offering prior to the Wireless acquisition). Wireless capital expenditures for both the electronic component and electronic assembly segments were primarily for capacity increases in the surface acoustic wave filter products and the RF integrated modules. These expenditures were due to the increased demand from Motorola for mobile wireless phones, and due to the increased demand for ceramic duplexer products from various communications customers. Capital additions were required for interconnect products for capacity increases and to support the advanced surface mount technology, primarily for the electronic assemblies segment. Significant expenditures were also required for automotive sensors (electronic components) to meet changing customer needs, and for resistor products for the cursor control development programs in the electronic assemblies segment. Also, during 1999, the divestiture of the non-strategic DCA units acquired in 1997 as a part of the DCA merger was essentially completed, generating $28.6 million in positive cash flow.

During 1998, cash expenditures for investing activities totaled $7.1 million. Included in this total were $20.7 million of proceeds from the sale of property and equipment, primarily associated with the sale of a nonstrategic asset acquired within the DCA merger. These cash proceeds were offset by capital expenditures of $21.3 million. Approximately one-third of these capital expenditures was for selected capacity increases, particularly in the molding operations within the automotive product lines (electronic components). Production equipment for newer products was also added in our resistor product lines (primarily electronic components).

Cash expenditures for investing activities totaled $90.6 million in 1997, primarily as a result of the purchase of the DCA operating assets. In October 1997, the Company completed the acquisition of DCA, including the reacquisition of 13.8 million shares (post-split basis) of CTS common stock owned by DCA. The total purchase price of approximately $250 million included total cash expended in connection with the DCA acquisition of $71.4 million. Of the total cash consideration, $50.0 million was obtained from an unsecured six-year amortizing term loan.

In addition to the acquisition programs, investment activities during the last three years included capital expenditures of $32.9 million, $21.3 million and $22.2 million in 1999, 1998 and 1997, respectively. During 1997, major capital additions included capacity expansions in certain key product lines and expenditures for new product production equipment. CTS expects to increase its capital expenditures to approximately $127 million in 2000. These capital expenditures will primarily be for production capacity expansion, new products and cost reduction programs. In the pre-acquisition product lines, significant expenditures will be required in the interconnect, automotive and resistor product lines for new product introduction, additional capacity and new technology. Projected capital expenditures in 2000 for Wireless projects will include programs for the RF integrated modules capacity expansion to increase capacity for the oscillator products and reduce product size as a result of customer demands in the wireless handset industry for the ceramic duplexer products to increase capacity, and for the office building move to establish a new Wireless headquarters.

In 1999, financing activities totaled $57.4 million. This was primarily related to the $94.0 million required for the Wireless acquisition offset by $28.4 million of repayments made possible from sales proceeds of $28.6 million related to discontinued operations. The Wireless acquisition required long-term borrowing to fund this purchase, which was accomplished through a $225.0 million bank unsecured credit facility. The facility was acquired at LIBOR plus approximately one percent, and had an original term of six years. During the year, this loan was paid down by $28.4 million. Also during 1999, the Company repurchased 205,800 shares of its common stock at a total cost of $9.2 million. Refer to Note K -- Treasury Stock, for a description of the Company's repurchase plan.

Cash used for financing activities during 1998 amounted to $69.9 million and was primarily used for the repurchase of a portion of the Company's outstanding stock. During the year, 3.5 million shares (post-split basis) were repurchased at a total cost of $56.3 million. Also included in the 1998 financing activities was the repayment of $5.2 million of long-term debt and the acquisition of certain stock options at a cost of $5.3 million.

Financing activities during 1997 generated $27.3 million. These financing activities primarily related to the Company's $50.0 million term loan in connection with the acquisition of DCA, partially reduced by purchases of treasury stock of $10.1 million and payments of long-term obligations of $8.7 million.

Dividends paid were $3.3 million, $3.4 million and $3.8 million in 1999, 1998 and 1997, respectively. Amounts decreased due to the repurchase of outstanding shares.

At the end of each of the last three years, cash of various non-U.S. subsidiaries was invested in U.S.-denominated cash equivalents.

No provision for U.S. income taxes or withholding taxes on the undistributed earnings at December 31, 1999, has been made because prior year earnings are indefinitely reinvested in the subsidiaries. If all non-U.S. earnings were repatriated, approximately $6.9 million of withholding taxes would accrue.

As described in Note B -- Acquisition, on December 22, 1998, CTS agreed to pay Motorola, Inc. $94.0 million at closing (which occurred on February 26, 1999) and assume approximately $49 million of Motorola obligations. In addition, CTS may be obligated to pay up to an additional $105.0 million over five years depending upon increased sales and profitability of Wireless. CTS financed a substantial portion of the purchase price, and related working capital, through borrowings under a new $225.0 million bank unsecured credit facility, which replaced the previous $125.0 million borrowing facility. Interest on this new facility was at an initial floating rate of LIBOR plus approximately one percent and has a term of six years. The new debt agreement requires principal amortization and has financial covenants consistent with the replaced borrowing facility.

On December 10, 1999, CTS filed a shelf registration Statement Form S-3, with the Securities and Exchange Commission. Under this shelf process, CTS has a two-year period within which it may elect to offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants.

The Company believes it has sufficient liquidity including cash generated from operations, available credit facilities, as well as access to public and private sources of funding through its shelf registration to support its cash needs in fiscal 2000.

RESULTS OF OPERATIONS
---------------------

Business Segment Data Table
---------------------------
                                   (In thousands of dollars)


                             Electronic          Electronic
                             Components          Assemblies
                             ----------          ----------
1999

Sales                          $507,344           $169,732
Operating earnings*              81,025             14,711
Operating earnings %
 of sales*                         16.0%               8.7%

1998

Sales                           $247,719           $122,722
Operating earnings                41,955              7,653
Operating earnings %
 of sales                          16.9%               6.2%

1997

Sales                           $237,926           $152,676
Operating earnings**              34,253             14,920
Operating earnings %
 of sales**                        14.4%               9.8%

* Excludes the effect of a one-time, noncash write-off of $12.9 million pre-tax for acquired in-process research and development
  (IPR&D) related to the acquisition of Wireless.

** Excludes the effect of a one-time transaction-related compensation charge of $16.2 million.


Overview
--------

Electronic components sales increased by $259.6 million, or about 105% from 1998. Although the primary reason for the increase was the result of the Wireless acquisition and the inclusion of products for the wireless handset and communications industry for ten months of 1999, growth was also experienced in automotive and frequency control components. The higher volume contributed to the 93% increase in operating earnings. Operating earnings as a percent of sales decreased to 16% in 1999 from 17% in 1998 as a result of wireless product sales, which have a lower margin than CTS traditional product lines. In the electronic assemblies segment, sales and earnings increased substantially, owing to the growth in interconnect and resistor products for the computer and communications equipment markets.

The 1998 operating earnings from electronic components at $42.0 million comprised the larger portion of the total earnings, primarily due to the higher volume and generally higher margins of the products within this segment. For this business segment, sales increased by $9.8 million, or 4% over 1997, and the associated operating earnings increase was $7.7 million, or an improvement as a percent of sales of 2.5 percentage points. The improvement in both sales and earnings were primarily within the frequency product lines with the full-year impact of the former DCA product lines and the efficiencies realized in both our frequency and electrocomponents operations. The decline in the electronic assemblies segment was a result of the decrease in flex cable assembly product sales of $19.5 million and the 1997 sale of the North American interconnect product line, which impacted 1998 by $11.3 million.

The 1997 sales of electronic components increased by $22.3 million, or 10% over 1996, generally across all product lines. The improved 1997 operating earnings in the amount of $6.7 million, or 24% over 1996, was driven by the overall volume increase, and was also a result of the operating improvements and expense control throughout the major product lines within this segment.

Also during 1997, significant improvement was realized in our electronic assemblies segment as sales increased by $47.0 million, primarily owing to the substantially higher sales in the disk drive and telecommunications markets. The higher 1997 operating earnings in the electronic assemblies segment was a direct result of the 44% volume increase generated by operating efficiencies and facilities utilization.

Most Recent Three Fiscal Years Discussion
-----------------------------------------

The following table highlights significant information with regard to the Company's overall results of operations during the past three fiscal years.

(In thousands of dollars)
                                 December 31   December 31    December 31
                                        1999          1998           1997
                                 -----------   -----------    -----------
Net sales                          $ 677,076      $370,441       $390,602
Gross earnings                       205,533       114,597        110,517
Gross earnings as a percent
  of sales                              30.4%         30.9%          28.3%
Operating earnings - before
  acquired IPR&D (1999) and
  transaction-related
  compensation charge (1997)       $  95,736      $ 49,608       $ 49,173
Operating earnings - after
  acquired IPR&D (1999) and
  transaction-related
  compensation charge (1997)          82,796        49,608         32,973
Earnings before income taxes          74,055        49,441         35,730
Earnings from continuing
  operations                          51,468        34,073         23,193
Net earnings (loss) from
 discontinued operations                   0         3,401           (380)
Net earnings                       $  51,468      $ 37,474        $22,813


The 1999 net sales rose $306.6 million, or 83% from 1998, primarily as a result of the Wireless acquisition in February, as shown in Note I-- Business Segments. The largest sales increase was in the electronic components segment in the amount of $259.6 million, or 105%. The electronic assemblies segment also grew substantially over 1998 with sales increasing $47.0 million, or 38%.

Net sales for 1998 were below the 1997 level by $20.2 million. The decline was primarily due to a decrease of $19.5 million in electronic assembly products including flex cable product sales and the sale of the North American interconnect product line and facilities, which impacted 1998 by $11.3 million. Partially offsetting these decreases in revenue was the full-year impact of the former DCA frequency control product lines of $11.9 million.

Electronic component sales, in 1998, increased by $9.8 million, or 4% over 1997, primarily as a result of the full-year impact of the former DCA frequency control products of $11.9 million. Sales of the electronic assemblies declined by $30.0 million in 1998 as a result of the decreased flex cable product sales by $19.5 million, and the 1997 sale of our North American interconnect product line, impacting 1998 sales by $11.3 million.

Net sales for 1997 increased by $69.3 million, or 22% over 1996. This 1997 growth occurred primarily in our automotive components and computer equipment assemblies sold domestically and in Europe.

The sales for electronic components increased during 1997 by $22.3 million, or 10% over the 1996 level, primarily within our automotive sensors, resistor network and frequency control product lines. Sales of electronic assemblies improved substantially in 1997, increasing by $47.0 million, or 44%, primarily in our flex cable assembly products and in our European sourced interconnect products.

As a result of the 1999 Wireless acquisition, the percent of total annual sales in the communications equipment market has increased to 55%, from the 19% in 1997. At the same time, our other two major markets served, computer equipment and automotive, have declined as a percent of total annual sales. Computer equipment has dropped from 33% in 1997 to 18% in 1999, while automotive has declined from 31% in 1997 to 19% in 1999. During this three-year comparative period, sales into the automotive market actually increased by $8.3 million, or 7%. Sales into the computer equipment market decreased by $8.2 million or 6%, primarily due to the significant decline in the flex cable sales for the disk drive products within the electronic assemblies segment.

Within the electronic components segment, sales into the communications equipment market comprise 61% of total sales in 1999, compared to 19% in 1997, as a result of the Wireless acquisition and the burgeoning demand for hand-held wireless communication devices. Within the electronic assemblies segment, sales into the communication equipment market were 39% in 1999, compared to 19% in 1997, also a result of the rapidly growing demand for hand-held wireless devices. Sales of electronic components into the computer equipment market were 6% in 1999 versus 13% in 1997, although sales dollars remained essentially the same. Electronic assemblies sold into the computer equipment market were 53% in 1999 compared to 64% in 1997, the result of the decline in the flex cable assembly business.

Sales of electronic components into the automotive market were 25% in 1999 versus 51% in 1997, although revenue dollars actually increased by $8.3 million, while the electronic assembly sales into this market were minimal in both periods.

CTS' 15 largest customers represented approximately 71% of net sales in 1999, 66% of net sales in 1998 and 67% of net sales in 1997. During 1999, sales to Motorola, Inc. accounted for 23% of total net sales, but were minimal in the prior two years. Also during 1999, sales to Compaq Computer Corporation amounted to 11% of total net sales as compared to 12% in 1998 and 1997. Sales to General Motors Corporation comprised 12% of net sales in 1998 as compared to 13% in 1997. Sales to Seagate Technology, Inc., comprised 8% of net sales in 1998, compared to 11% in 1997.

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

In 1999, 1998 and 1997, improvements in gross earnings were realized over each of the preceding years in absolute terms principally due to effective facilities utilization and production efficiencies, the higher absorption of fixed manufacturing overhead expenses and overall expense control. In 1999, gross earnings were substantially improved over 1998, due principally to the higher volume as a result of the Wireless acquisition. However, gross earnings as a percent of sales, in 1999 were slightly under 1998, caused by the lower margins within the Wireless product lines. The 1998 gross earnings percent of sales was better than 1997, due to favorable sales mix resulting from our focus on the most profitable product lines.

Selling, general and administrative expenses as a percent of sales have remained relatively constant over the last three years, ranging from 12% in 1999, to 14% in 1998, to 12% in 1997. In 1999, as in previous years, CTS continued to control these expenses while filling key management positions required for the new Wireless acquisition and for planned future growth and development.

Research and development expenses increased by $12.0 million in 1999, primarily due to the significant ongoing R&D activities assumed in the Wireless acquisition, as well as continuing efforts in our pre-acquisition operations, primarily in the electronic components segment.

The 1998 research and development expenses of $13.4 million increased from 1997 by $0.3 million, as the new product development programs continued, particularly for our automotive products included in the electronic components segment.

During 1997, research and development expenses increased by $2.4 million, or 22% over 1996 to $13.1 million, though remaining relatively constant as a percent of sales, as CTS continued to invest in programs for new products and product improvements. A substantial portion of the research and development efforts was devoted to additional products and product enhancements within our automotive, resistor network and frequency control products included in our electronic components business segment.

The 1999 operating earnings at $95.7 million (before the IPR&D charge) nearly doubled from the comparable 1998 amount. This increase is due to higher revenue and management's control over operating expenses.

The 1998 operating earnings of $49.6 million were slightly better than the comparable amount in 1997, excluding the 1997 transaction-related compensation charge of $16.2 million. In spite of the lower comparable revenue of over $20.2 million for continuing operations, 1998 earnings increased as a result of the focus on the more profitable product lines, production and facilities efficiencies and overall expense control.

Excluding the nonrecurring compensation charge of $16.2 million related to the DCA acquisition, 1997 operating earnings of $33.0 million increased by $15.8 million, or 47% over 1996. Contributing to this substantial earnings increase was the overall volume increase, operating improvements and continued expense control.

The 30.5% effective tax rate for 1999 was slightly lower than the 31% rate from 1998, primarily resulting from greater earnings in lower tax rate jurisdictions.

The 1998 effective tax rate of 31% decreased from 35% in 1997. This decrease was primarily due to the utilization of net operating loss carryforwards in non-U.S. jurisdictions. The remeasurement of the tax benefit related to a one-time compensation charge incurred in 1997 based upon the increase in the CTS stock price also contributed to the lower 1998 tax rates, as did the increased earnings in the lower tax rate jurisdictions in which CTS operates.

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

Market Risk
-----------

CTS is exposed to market risk, including changes in foreign currency exchange rates and interest rates. As discussed in Note A to the consolidated financial statements, the financial statements of all CTS' non-U.S. subsidiaries, except the United Kingdom subidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency. The market risk associated with foreign currency exchange rates is not material in relation to CTS' consolidated financial position, results of operations or cash flows. As such, the Company does not utilize a significant number of derivative financial instruments to manage the exposure in the United Kingdom or its other non-U.S.
operations.

As a part of the Company's risk management program, CTS performs sensitivity analysis to assess potential gains and losses in earnings and changes in fair value relating to hypothetical movements in interest rates. A 63-basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate) on variable-rate debt instruments would have an immaterial effect on the Company's 1999 and 1998 earnings before income taxes and the fair value of debt instruments as of the end of such fiscal years.

YEAR 2000 Computer Systems Compliance
-------------------------------------

CTS has addressed the issues associated with potential business disruptions relating to the Year 2000 computer programming issue.

CTS formed a Company-wide Year 2000 Readiness Project (Project) to identify and resolve Year 2000 issues. The products of CTS operating units are not "date and time sensitive." CTS may add date and time sensitive components to CTS products at the direction of its customers and upon the customer's assumption of responsibility for the Year 2000 compliance of the components selected. The Project included the inventory of financial, manufacturing, design and other internal systems, hardware, equipment and embedded chips in industrial control instruments, and the assessment, remediation and testing of those systems. All systems were inventoried, reviewed and assessed in 1998, and the majority of systems which were not Year 2000 ready were remedied or replaced and tested in 1998. Systems testing and certification were completed in 1999.

As part of the Project, Year 2000 Readiness Surveys were sent to significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations. CTS prepared supplier contingency plans based on survey responses. CTS will continue to be diligent in identifying and addressing potential issues which may develop in the coming months. The Company experienced no major disruptions or system failures, and CTS experienced no customer or supplier materially adverse effects.

The cost to complete the program was approximately $2 million through December 31, 1999, for outside consultants, software and hardware applications. CTS did not track the internal costs incurred for all of the hours spent on the project.


Shareholder Information
(In thousands of dollars except per share data)



                                            Quarterly Results of Operations
                                            -------------------------------
                                                     (Unaudited)

                                                                Earnings      Earnings
                                                                    from          from
                               Net         Gross   Operating  Continuing  Discontinued         Net
                             Sales      Earnings    Earnings  Operations    Operations    Earnings
                             -----      --------    --------  ----------    ----------    --------
1999
----
1st quarter(a)            $120,339      $ 37,187     $ 3,332     $ 2,163     $    0       $ 2,163
2nd quarter                177,825        52,686      23,601      14,490          0        14,490
3rd quarter                180,203        54,967      25,928      15,949          0        15,949
4th quarter                198,709        60,693      29,935      18,866          0        18,866
                           -------        ------      ------      ------     ------        ------
                          $677,076      $205,533     $82,796     $51,468     $    0       $51,468
1998
1st quarter               $ 94,041      $ 26,367     $10,323     $ 7,378     $1,334       $ 8,712
2nd quarter                 99,293        31,219      13,379       8,900        766         9,666
3rd quarter                 83,777        26,341      11,543       7,804        394         8,198
4th quarter                 93,330        30,670      14,363       9,991        907        10,898
                           -------        ------      ------      ------      -----        ------
                          $370,441      $114,597     $49,608     $34,073     $3,401       $37,474





                                                        Per Share Data (b)
                                                           (Unaudited)
                                                           -----------

                                                                        Earnings from
                                                     Earnings from      Discontinued
                                                 Continuing Operations   Operations           Net Earnings
                                                 ---------------------  -------------         ------------
                                      Dividends
                   High(c)     Low(c)  Declared     Basic   Diluted     Basic   Diluted     Basic    Diluted
                   -------     ------  --------     -----   -------     -----   -------     -----    -------
1999
1st quarter (a)  $25.50     $20.44        $0.03     $0.08     $0.07     $  0      $   0     $0.08      $0.07
2nd quarter       35.44      22.81         0.03      0.53      0.51        0          0      0.53       0.51
3rd quarter       60.00      34.75         0.03      0.58      0.56        0          0      0.58       0.56
4th quarter       86.25      38.75         0.03      0.68      0.66        0          0      0.68       0.66
                                           ----      ----      ----     ----       ----      ----       ----
                                          $0.12     $1.87     $1.80     $  0      $   0     $1.87      $1.80
1998
1st quarter      $17.44     $13.63        $0.03     $0.25     $0.24    $0.04      $0.04     $0.29      $0.28
2nd quarter       19.00      13.82         0.03      0.32      0.30     0.03       0.03      0.35       0.33
3rd quarter       16.44      13.22         0.03      0.28      0.28     0.02       0.01      0.30       0.29
4th quarter       21.94      11.82         0.03      0.37      0.35     0.03       0.03      0.40       0.38
                                           ----      ----      ----     ----       ----      ----       ----
                                          $0.12     $1.22     $1.17    $0.12      $0.11     $1.34      $1.28

(a) The first quarter of 1999 results include a one-time, noncash write-off of $12.9 million pre-tax, $8.6 million after-tax, or $.30 per diluted share, for acquired in-process research and development(IPR&D), related to the acquisition of CTS Wireless.
(b) Per share data reflects the effect of a two-for-one stock split, which was distributed in August 1999.
(c) The market prices of CTS common stock presented reflect the highest and lowest prices on the New York Stock Exchange for each quarter of the last two years.





Five-Year Summary
-----------------
(In thousands of dollars except per share and other data)



                                                           % of             % of             % of             % of             % of
                                                    1999  Sales      1998  Sales      1997  Sales      1996  Sales      1995  Sales
                                                    ----  -----      ----  -----      ----  -----      ----  -----      ----  -----
Summary of Operations
---------------------
Net sales                                       $677,076  100.0  $370,441  100.0  $390,602  100.0  $321,297  100.0  $300,157  100.0
 Cost of goods sold                              471,543   69.6   255,844   69.1   280,085   71.7   233,801   72.8   225,353   75.1
 Selling, general and administrative expenses     80,866   12.0    51,300   13.8    45,264   11.6    42,621   13.3    38,629   12.9
 Transaction-related compensation charge               0      0         0      0    16,200    4.1         0      0         0      0
 Research and development expenses                25,348    3.8    13,387    3.6    13,131    3.4    10,743    3.3     8,004    2.7
 Acquired in-process research and development
    (IPR&D)                                       12,940    1.9         0      0         0      0         0      0         0      0
 Amortization of intangible assets                 3,583    0.5       302    0.1     2,949    0.8       712    0.2       683    0.2
                                                  ------    ---    ------   ----    ------    ---    ------   ----    ------    ---
Operating earnings                                82,796   12.2    49,608   13.4    32,973    8.4    33,420   10.4    27,488    9.1
Other (expense) income --net                      (8,741)  (1.3)     (167)  (0.1)    2,757    0.7       182    0.1       196    0.1
                                                  ------   ----      ----   ----     -----    ---       ---    ---       ---    ---
 Earnings before income taxes                     74,055   10.9    49,441   13.3    35,730    9.1    33,602   10.5    27,684    9.2
Income taxes                                      22,587    3.3    15,368    4.1    12,537    3.2    12,432    3.9    10,520    3.5
                                                  ------    ---    ------    ---    ------    ---    ------    ---    ------    ---
 Earnings from continuing operations              51,468    7.6    34,073    9.2    23,193    5.9    21,170    6.6    17,164    5.7
Discontinued Operations:
   Net earnings (loss) from discontinued
    operations                                         0      0     3,401    0.9      (380)  (0.1)        0      0         0      0
                                                --------   ----  --------   ----   -------   ----   -------   ----   -------    ---
     Net earnings                                 51,468    7.6    37,474   10.1    22,813    5.8    21,170    6.6    17,164    5.7
Retained earnings--beginning of year             197,285          163,169          144,112          126,546          112,506
Dividends declared                                (3,339)          (3,358)          (3,756)          (3,604)          (3,124)
                                                --------         --------         --------          -------          -------
Retained earnings--end of year                  $245,414         $197,285         $163,169         $144,112         $126,546
                                                ========         ========         ========          =======          =======
Earnings (loss) per share:
   Basic:
     Continuing operations                         $1.87            $1.22            $0.74            $0.68            $0.55
     Discontinued operations                           0             0.12            (0.01)               0                0
                                                    ----             ----            -----             ----             ----
     Net earnings per share                        $1.87            $1.34            $0.73            $0.68            $0.55
   Diluted:
     Continuing operations                         $1.80            $1.17            $0.73            $0.67            $0.55
     Discontinued operations                           0             0.11            (0.01)               0                0
                                                    ----             ----            -----             ----             ----
     Net earnings per share                        $1.80            $1.28            $0.72            $0.67            $0.55

Average basic shares outstanding (000's)          27,498           28,028           31,248           31,336           31,204
Average diluted shares outstanding (000's)        28,589           29,228           31,952           31,532           31,312

Cash dividends per share                           $0.12            $0.12            $0.12            $0.12            $0.10
Capital expenditures                              32,896           21,330           22,180           17,210           11,181
Depreciation and amortization                     33,907           19,155           16,016           12,491           11,683

Financial Position at Year End
Current assets                                  $254,297         $117,683         $146,747         $138,201         $126,113
Current liabilities                              154,461           82,377           80,991           51,391           50,962
Current ratio                                   1.6 to 1         1.4 to 1         1.8 to 1         2.7 to 1         2.5 to 1
Working capital                                  $99,836          $35,306          $65,756          $86,810          $75,151
Inventories                                       78,942           33,322           34,683           38,761           38,885
Property, plant and equipment--net               139,692           68,086           66,511           56,103           50,696
Total assets                                     522,652          293,189          318,196          249,372          227,127
Short-term notes payable                               0                0                0                0            6,685
Long-term debt                                   162,000           42,000           56,000           11,214           13,385
Shareholders' equity                             164,764          123,839          147,496          166,232          146,253
Common shares outstanding (000's)                 27,462           27,243           30,356           31,350           31,304
Equity (book value) per share                      $6.00            $4.55            $4.86            $5.30            $4.67

Other Data
Stock price range                          $86.25-$20.44    $21.94-$11.82     $18.63-$6.79      $7.84-$6.00      $6.29-$4.57
Average number of employees                        7,662            4,105            3,954            3,815            4,007
Number of shareholders at year end                 1,498            1,379            1,404              986            1,062



                          ANNUAL REPORT ON FORM 10-K

                     ITEM 14(a) (1) AND (2) AND ITEM 14(d)


        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 1999


                       CTS CORPORATION AND SUBSIDIARIES

                               ELKHART, INDIANA

              FORM 10-K - ITEM 14(a) (1) AND (2) AND ITEM 14 (d)

                       CTS CORPORATION AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


 The following consolidated financial statements of CTS Corporation and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1999, are referenced in Item 8 and incorporated herein:

         Consolidated balance sheets - December 31, 1999, and
         December 31, 1998

         Consolidated statements of earnings - Years ended December 31, 1999, December 31, 1998 and December 31, 1997

         Consolidated   statements  of  shareholders'  equity  -  Years  ended
         December 31, 1999, December 31, 1998 and December 31, 1997

         Consolidated statements of cash flows - Years ended December 31, 1999, December 31, 1998 and December 31, 1997

         Notes to consolidated financial statements


 The following consolidated financial statement schedule of CTS Corporation and subsidiaries, is included in item 14(d):

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


                                      S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



 To the Board of Directors and
  Shareholders of CTS Corporation


 In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page S-1 present fairly, in all material respects, the financial position of CTS Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(d) on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




 PricewaterhouseCoopers LLP

 Chicago, Illinois
 January 26, 2000

                                CTS CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
                           (In thousands of dollars)


                            Additions (Reductions)
                            ----------------------

                                    Balance at   Charged to   Charged to
                                  Beginning of   Costs and      Other                       Balance at
      Classification                 Period      Expenses      Accounts    Deductions(1)  End of Period
      --------------                 ------      --------      --------    -------------  -------------

 Year ended December 31, 1999:

   Allowance for
    doubtful receivables              $552        $2,081         $11           $16            $2,628



 Year ended December 31, 1998:


   Allowance for                      $692          $(79)        $ 0           $61            $  552
    doubtful receivables


 Year ended December 31, 1997:

   Allowance for
    doubtful receivables              $622          $ 74         $ 0         $  4              $ 692





 (1) Uncollectible accounts written off.

                                      S-3

                                  EXHIBIT 21
                                  ----------

                       CTS CORPORATION AND SUBSIDIARIES
                       --------------------------------

 CTS Corporation (Registrant), an Indiana corporation

 Subsidiaries:
 -------------

 CTS Corporation (Delaware), a Delaware corporation

     CTS of Panama, Inc., a Republic of Panama corporation

         CTS Components Taiwan, Ltd., 1 a Taiwan, Republic of China corporation

             CTS Singapore Pte., Ltd., a Republic of Singapore corporation

         CTS Electro de Matamoros, S.A., 1 a Republic of Mexico corporation

     CTS Export Corporation, a Virgin Islands corporation

     CTS Japan, Inc., a Japan corporation

     CTS International B.V., a Netherlands corporation

CTS of Canada, Ltd., a Province of Ontario (Canada) corporation

     CTS Manufacturing (Thailand) Ltd., 1 a Thailand corporation

CTS Electronics Hong Kong Ltd., 1 a Hong Kong corporation

    CTS (Tianjin) Electronics Company, Ltd., a Peoples' Republic of China corporation

CTS Corporation U.K. Ltd., a United Kingdom corporation

CTS Printex, Inc., a California corporation

CTS Wireless Components, Inc., a Delaware corporation

Dynamics Corporation of America, a New York corporation

         International Electronic Research Corporation, a California corporation

         LTB Investment Corporation, a Delaware corporation

Corporations whose names are indented are subsidiaries of the preceding non-indented corporations. Except as indicated, each of the above subsidiaries is wholly-owned by its parent company. Operations of all subsidiaries and divisions are consolidated in the financial statements filed

        1 Less than 1% of the outstanding shares of stock is owned of record by nominee shareholders pursuant to national laws regarding resident or nominee ownership.

                                  EXHIBIT 23
                                  ----------





                      CONSENT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333- 90697) and Form S-8 (No. 33-27749, No. 333-5730 and No. 333-91339) of CTS Corporation of our report dated January 26, 2000 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP

Chicago, Illinois
March 28, 2000