Form 10-Q
period 2000-04-02
CTS CORP
filed 2000-05-15
CIK 26058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 2, 2000

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    April 2, 2000                           1-4639
    -------------                           ------


                               CTS CORPORATION
            (Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
        -------                        ----------
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North
Elkhart, IN                                   46514
-----------                                   -----
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2000: 27,837,698.

                       CTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                               Page No.
                                                               --------

PART 1. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  --------------------

         Condensed Consolidated Statements of
         Earnings - For the Three Months
         ended April 2, 2000, and April 4, 1999                    3

         Condensed Consolidated Balance Sheets -
         As of April 2, 2000, and December 31, 1999                4

         Condensed Consolidated Statements of Cash
         Flows - For the Three Months Ended
         April 2, 2000, and April 4, 1999                          5

         Consolidated Statements of Comprehensive
         Earnings - For the Three Months Ended
         April 2, 2000, and April 4, 1999                          6

         Notes to Condensed Consolidated Financial
         Statements                                                7-12

         Item 2.  Management's Discussion and Analysis
                  ------------------------------------
                  of Financial Condition and Results of
                  -------------------------------------
                  Operations                                      13-18
                  ----------



PART 2. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                               18
                  -----------------

         Item 2.  Announcements                                   19
                  -------------

         Item 6.  Exhibits and Reports on Form 8-K                19
                  --------------------------------


SIGNATURES                                                        19

Part 1 -- FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements
-----------------------------

                       CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
                   (In thousands, except per share amounts)

                                                       Three Months Ended
                                                       ------------------
                                                    April 2,        April 4,
                                                       2000            1999
                                                       --------------------

Net sales                                          $204,466        $120,339
Costs and expenses:
  Cost of goods sold                                141,640          83,152
  Selling, general and administrative expenses       23,232          15,861
  Research and development expenses                   7,867           4,659
  Acquired in-process research and
   development - Note C                                   0          12,940
  Amortization of intangibles                         1,045             395
                                                     ------           ------
  Operating earnings                                 30,682           3,332

Other(expense)income:
  Interest expense                                   (3,182)         (1,291)
  Interest income                                       198             251
  Other                                                (231)            936
                                                     ------           -----
Total other expense                                  (3,215)           (104)
                                                     ------           ------
Earnings before income taxes                         27,467           3,228
Income taxes                                          7,691           1,065
                                                     ------           -----

    Earnings from continuing operations              19,776           2,163

    Net loss from discontinued operations,
     net of income tax benefit of $355
     - Note D                                          (529)              0
                                                       ----          ------
    Net earnings                                   $ 19,247         $ 2,163
                                                    =======          ======

Earnings(loss)per share - Note I

 Basic:
    Continuing operations                            $ 0.71         $  0.08
    Discontinued operations                           (0.02)              0
                                                     ------          ------
    Net earnings per share                           $ 0.69         $  0.08
                                                     ======          ======

 Diluted:
    Continuing operations                            $ 0.68         $  0.07
    Discontinued operations                           (0.02)              0
                                                     ------          ------
    Net earnings per share                           $ 0.66         $  0.07
                                                      =====          ======

Cash dividends declared per share                    $ 0.03         $  0.03

Average common shares outstanding:
    Basic                                            27,730          27,386
    Diluted                                          29,027          28,664

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------

                       CTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                      April 2,     December 31,
                                                        2000          1999*
                                                       ----           -----
ASSETS                                              (Unaudited)
Current Assets
   Cash                                              $  22,526      $ 24,219
   Accounts receivable, less allowances
     (2000--$2,810; 1999--$2,628)                      108,787       124,682
   Inventories--Note B                                  74,277        78,942
   Other current assets                                 17,576         4,869
   Deferred income taxes                                21,585        21,585
                                                       -------       -------
     Total current assets                              244,751       254,297

Property, Plant and Equipment, less accumulated
  depreciation(2000--$170,085; 1999--$162,192)         149,460       139,692
Other Assets
   Prepaid pension expense                              73,020        68,990
   Investment in discontinued operations                     0         9,061
   Intangible assets --Note C                           47,810        47,843
   Other                                                 3,498         2,769
                                                       -------       -------
     Total other assets                                124,328       128,663
                                                       -------       -------
                                                      $518,539      $522,652
                                                       =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt-Note E          $ 6,250      $  5,000
  Accounts payable                                      57,436        68,315
  Accrued liabilities                                   71,221        81,146
                                                       -------       -------
     Total current liabilities                         134,907       154,461

Long-term Debt--Note E                                 153,500       162,000
Other Long-term Obligations                              9,509         9,846
Deferred Income Taxes                                   27,263        27,263
Postretirement Benefits                                  4,333         4,318
Shareholders' Equity
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued
  Common  stock-authorized  75,000,000  shares  without par value;  48,426,804 shares issued at April 2, 2000, and 48,419,604
   shares issued at December 31, 1999                  197,721       193,612
  Additional contributed capital                        12,782         9,005
  Retained earnings                                    263,818       245,414
  Cumulative translation adjustment                       (106)          291
                                                        ------       -------
                                                       474,215       448,322
  Less cost of common stock held in treasury
   2000--20,598,174 shares; 1999--20,957,649
   shares                                              285,188       283,558
                                                      -------        -------
     Total shareholders' equity                        189,027       164,764
                                                      -------        -------
                                                      $518,539      $522,652
                                                       =======       =======

 *The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------

                       CTS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                           (In thousands of dollars)


                                                      Three Months Ended
                                                      ------------------
                                                   April 2,        April 4,
                                                     2000            1999
                                                   ------          ------
Cash flows from operating activities:
  Net earnings                                     $19,247         $ 2,163
  Depreciation and amortization                     10,234           6,347
  Prepaid pension asset                             (4,030)         (2,088)
  Gain on sale of fixed assets                         (65)           (816)
  Acquired in-process research and development           0          12,940
   changes in assets and liabilities net of
   effects of acquisition:
    Accounts receivable                             15,895         (37,183)
    Inventories                                      4,665              23
    Other current assets                           (11,922)          2,154
    Deferred income taxes                           (6,172)         (5,172)
    Accounts payable and accrued liabilities       (14,277)         30,755
    Other                                             7,269          1,790
                                                    -------         ------
    Total adjustments                                 1,597          8,750
                                                    -------         ------
  Net cash provided by continuing operations         20,844         10,913
  Loss on disposal of discontinued operations           529              0
                                                    -------         ------
   Net cash provided by operating activities         21,373         10,913
Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment including discontinued
   operations, net                                    4,307         27,267
  Purchase of CTS Wireless                                0        (96,937)
  Capital expenditures                              (20,516)       ( 4,214)
                                                    -------         ------
  Net cash used in investing activities             (16,209)       (73,884)

Cash flows from financing activities:
  Proceeds from issuance of long-term
   obligations - CTS Wireless acquisition                 0         96,937
  Payments of long-term obligations, net             (7,250)       (31,937)
  Dividend payments                                    (824)          (817)
  Purchases of treasury stock                        (3,092)          (480)
  Other                                               4,452            399
                                                     ------         ------
    Net cash (used in) provided by
     financing activities                            (6,714)        64,102

Effect of exchange rate changes on cash                (143)        (1,035)
                                                     ------         ------
Net (decrease) increase in cash                      (1,693)            96
Cash at beginning of year                            24,219         16,273
                                                     ------         ------
Cash at end of period                               $22,526        $16,369
                                                    =======        =======

Supplemental cash flow information Cash paid during the period for:
    Interest                                        $ 2,165        $ 1,318
    Income taxes--net                               $ 4,478        $ 3,128

 See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------

                       CTS CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
                           (In thousands of dollars)



                                         Three Months Ended
                                         ------------------

                                     April 2,         April 4,
                                        2000             1999
                                        ----             ----
Net earnings                         $19,247           $2,163
Other comprehensive loss -
   Translation adjustments              (397)            (629)
                                     -------             ----
     Comprehensive earnings          $18,850           $1,534
                                     =======           ======


See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 April 2, 2000

NOTE A--BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Certain reclassifications have been made for the years presented in the financial statements to conform to the classifications effective in 2000.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                                    (In thousands)
                                                April 2,       December 31,
                                                  2000             1999
                                                  ----             ----

          Finished goods                        $20,646         $19,399
          Work-in-process                        20,357          20,288
          Raw materials                          33,274          39,255
                                                 ------          ------

                                                $74,277         $78,942
                                                 ======          ======

NOTE C--ACQUISITION

On February 26, 1999, CTS Corporation completed the acquisition of certain assets and liabilities of the Component Products Division of Motorola, Inc., hereafter referred to as "CTS Wireless." CTS Wireless designs and manufactures electronic components and assemblies including ceramic filters, quartz crystals, crystal oscillators, surface acoustic wave components and piezoceramic devices. In 2000, CTS Wireless has grown to seven locations in the USA and Asia, primarily for the wireless communications industry.

The 1999 acquisition was accounted for under the purchase method of accounting. As part of the acquisition, the Company paid Motorola, Inc. $94 million at the closing and assumed approximately $49 million of debt (including pension obligation). Under the terms of the acquisition agreement, the Company could be obligated to pay up to an additional $105 million over five years depending upon increased sales and profitability of CTS Wireless, and has estimated the 1999 portion of this obligation, payable in 2000, at $7 million. The Company financed a substantial portion of the purchase price through bank borrowings. CTS incurred approximately $4 million in costs directly associated with the acquisition which were included in the overall consideration.

The purchase price was allocated to the assets acquired based on the estimated fair values as follows:

                                                     (In millions)

Inventory                                               $ 19.9
Property, plant and equipment                             68.8
Current technology                                        10.1
Identifiable intangible assets                            42.3
In-process research and development (IPR&D)               12.9
                                                        ------
   Total                                                $154.0
                                                        ======

Identifiable intangible assets include trademarks, tradenames, technology rights and customer relationships. These intangibles are being amortized on a straight-line basis over their useful lives which range from four to 30 years. Current technology has been amortized over four years.

In-process research and development represents the value assigned to the research and development projects of CTS Wireless that were commenced but not yet completed or had not yet reached technological feasibility at the date of acquisition and which, if unsuccessful, had no alternative future use in research and development activities or otherwise. As of the date of acquisition, the $12.9 million of purchase price allocated to in-process research and development related to technologies being developed for next-generation products and represented products that were then currently in the development cycle that had not yet reached a level of technological feasibility and had no alternative future use. CTS Wireless' in-process research and development projects were initiated to address the rapid technological change associated with the wireless communications industry. The incomplete projects included developing technology for the miniaturization of components such as oscillators, quartz and ceramics.

The calculations of amounts allocated to in-process research and development projects were based on risk-adjusted future cash flows related to the incomplete research and development projects. The resulting cash flows were discounted to their present value using a rate of 18%, which exceeded the overall cost of capital for the Company.

Estimated net cash inflows from the acquired in-process technology, related to CTS Wireless, commenced in the latter part of 1999 and are projected to steadily decline through 2004. As of the date of acquisition, approximately $10 million had been expended to develop these research and development projects. The estimated cost to complete the projects of approximately $9 million is expected to be incurred through 2000. Remaining efforts on the projects are significant and include important phases of project design, development and testing. The Company has reviewed the assumptions used in the forecasts and continues to believe that the amount allocated to acquired in-process research and development is reasonable.


NOTE D--DISCONTINUED OPERATIONS

Businesses acquired in connection with the 1997 acquisition of Dynamics Corporation of America (DCA), not strategic to CTS' core business segments, have been recorded as discontinued operations. During the first fiscal quarter of 2000, the divestiture of all these businesses was completed.


NOTE  E--LONG-TERM DEBT

Interest-bearing debt decreased from $167 million at December 31, 1999, to $160 million at April 2, 2000. The Company had total bank borrowings of $118 million at April 2, 2000. The variable interest rate on these borrowings is based upon LIBOR, with adjustments based on the ratio of CTS' consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). Effective February 1, 2000, the Company amended its bank credit facility to increase the commitment under the revolving credit facility to $200 million from $150 million. The terms of this $50 million supplemental loan commitment require conversion of the outstanding balance on December 31, 2001, to a three-year term loan with variable maturities through December 31, 2005 . The Company pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. Currently, that fee is 0.25 percent per annum. The credit agreement and term loans require, among other things, that the Company maintain a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio. CTS has a total of $265 million of credit facilities which are unsecured.


NOTE F--BUSINESS SEGMENT

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

Management evaluates performance based upon operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable business segments is shown in the following table:

(In thousands)
                           Electronic        Electronic
                           Components        Assemblies          Total
                           ----------        ----------          -----
First Quarter 2000
Net sales to external
 customers                  $139,045          $65,421         $204,466
Operating earnings            24,150            6,532           30,682
Total assets                $429,330          $89,209         $518,539


First Quarter 1999
Net sales to external
 customers                  $ 91,374         $28,965         $120,339
Operating earnings            16,482            (210)          16,272
Total assets                $376,926         $45,447         $422,373


Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

(In thousands)

Operating Earnings                        First Quarter           First Quarter
------------------                        -------------           -------------
                                              2000                     1999
                                              ----                     ----
Total operating earnings for
 reportable segments                          $30,682               $16,272
Acquired in-process research
 and development charge                             0               (12,940)
Interest expense                               (3,182)               (1,291)
Other (expense) income                            (33)                1,187
                                               ------                ------
Earnings before income taxes                  $27,467               $ 3,228
                                              =======               =======

Assets
Total assets for reportable segments         $518,539              $422,373
Investment in discontinued operations               0                 9,061
                                              -------               -------
Total assets                                 $518,539              $431,434
                                              =======               =======


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

Under the terms of the sale agreement related to a discontinued business acquired from DCA Corporation, CTS retains liability for performance and warranty obligations under certain customer contracts. The potential liability expires in 2000. Management does not expect that it will incur any significant costs associated with this contingency.

NOTE H--RECENT ACCOUNTING PRONOUNCEMENTS

In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging." SFAS 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedging. This Statement is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company when required, if not earlier. The impact, if any, of adopting SFAS 133 on CTS' consolidated financial position, results of operations and cash flows, has not been fully determined.

NOTE I--EARNINGS PER SHARE

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the first quarter of 2000 and 1999. The other dilutive securities of approximately 264,000 and 322,000 at April 2, 2000, and April 4, 1999, respectively, consisted of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.


(In thousands, except per share amounts)
                                   Net                               Net
                                 Earnings           Shares         Earnings
                               (Numerator)       (Denominator)    Per Share
                               -----------       -------------    ---------


First Quarter 2000:
Basic EPS                       $19,247             27,730          $0.69
                                =======             ======          =====

Effect of Dilutive
 Securities:
   Stock options                                     1,033
   Other                                               264


Diluted EPS                     $19,247             29,027          $0.66
                                =======             ======          =====


First Quarter 1999:
Basic EPS                       $ 2,163             27,386          $0.08
                                =======             ======          =====

 Effect of Dilutive
 Securities:
   Stock options                                      956
   Other                                              322

Diluted EPS                     $ 2,163            28,664           $0.07
                                =======            ======           =====

Part 1 -- FINANCIAL INFORMATION
-------------------------------

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

Changes in Financial Condition:  Comparison of April 2, 2000 to
---------------------------------------------------------------
December 31, 1999
-----------------

The following table highlights changes in balance sheet items and ratios and other information related to liquidity and capital resources:
                                     (Dollars in thousands)
                              April 2,   December 31,    Increase
                               2000         1999        (Decrease)
                               ----         ----        ----------
Cash                        $ 22,526      $ 24,219       $(1,693)
Accounts receivable, net     108,787       124,682       (15,895)
Inventories, net              74,277        78,942        (4,665)
Current assets               244,751       254,297        (9,546)
Accounts payable              57,436        68,315       (10,879)
Current liabilities          134,907       154,461       (19,554)
Working capital              109,844        99,836        10,008
Current ratio                   1.81          1.65          0.16
Interest-bearing debt       $160,000      $167,000       $(7,000)
Shareholders' equity         189,027       164,764        24,263
Interest-bearing debt
 as a percent of
 shareholders' equity            85%           101%          (16)% pts.
Interest-bearing debt
 as a percent of
 capitalization                  46%            50%           (4)% pts.

From December 31, 1999 to April 2, 2000, the working capital of CTS Corporation and its subsidiaries increased $10.0 million. This increase, was principally the result of reductions in accounts payable and accrued liabilities. The accounts payable decrease was a result of timing differences in receipt of certain inventories for major programs. The decrease in other current liabilities was principally related to income taxes payable. Income taxes payable was reduced as the result of recognizing a tax benefit related to certain non- qualified stock options granted in 1997 and exercised in the first quarter of 2000. Under FASB 123, "Accounting for Stock-Based Compensation," this benefit did not reduce the Company's overall tax expense but was recognized as an increase to paid-in capital. Offsetting these decreases in liabilities were reductions in receivables and inventories and increases in other current assets. The reduction in receivables was primarily due to improvement in collections and decreasing payment periods when compared to 1999 year end.

The percentage of interest-bearing debt to shareholders' equity decreased due to the decrease in debt and increase in shareholders' equity primarily resulting from increased earnings.

Changes in Financial Condition:  Comparison of April 2, 2000 to
-------------------------------  ------------------------------
December 31, 1999 - Continued
-----------------------------

Capital expenditures were $20.5 million during the first quarter, compared with $4.2 million for first quarter 1999. These capital expenditures were primarily for capacity expansion, technological advances and new products, primarily for wireless communications products.


LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2000, cash flows provided by operating activities were $21.4 million, with the most significant impact coming from the higher net earnings, and along with the working capital changes discussed previously, increased significantly over the first quarter of 1999.

Cash flows used for investing  activities  totaled  $16.2 million  through the first quarter of 2000, including $20.5 million of capital expenditures, partially offset by net proceeds received from the sale of property, plant and equipment including discontinued operations of $4.3 million. In the first quarter of 1999, cash flows used for investing activities totaled $73.9 million, consisting of $96.9 million acquisition related costs for the CTS Wireless acquisition, $4.2 million of capital expenditures, partially offset by $27.3 million of net proceeds from the sale of property, plant and equipment, including discontinued operations.

Cash flows used in financing activities were $6.7 million in 2000, consisting primarily of a net decrease in debt of $7.3 million and $3.1 million purchases of CTS stock, partially offset by other financing activities of $4.5 million, primarily related to the increase of stock options. In 1999, cash flows provided by financing activities were $64.1 million, which consisted of a net increase in debt of $65.0 million (excluding the $42.0 million of debt assumed with the purchase of CTS Wireless).

CTS' capital expenditures for 2000 are presently expected to total approximately $127 million, $20.5 million of which has been spent during the first three months of the year. These capital expenditures are primarily for production capacity expansion, new products and cost reduction programs. In the CTS traditional product lines, significant expenditures are required in the interconnect, automotive and resistor product lines for new product introduction, additional capacity and new technology. Projected capital expenditures in 2000 for Wireless projects include programs for the RF Integrated Modules to increase capacity for the oscillator products and the necessary equipment to reduce product size as a result of customer demands in the wireless handset industry. Also production equipment will be required for the ceramic duplexer products to increase capacity. Expenditures are also planned for new facilities for Wireless, in accordance with the acquisition agreement.

The Company has historically been able to fund its capital and operating needs through its cash flows from operations and available credit under its bank credit facilities. CTS currently has unsecured bank credit facilities totaling $265.0 million which mature over five years. The Company believes its current cash flow and its ability to obtain additional cash, either through the issuance of additional shares of common stock or other securities and utilization of bank credit facilities, will be adequate to fund its working capital, capital expenditures and debt service requirements.

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of First Quarter 2000 to
----------------------------------------------------------------------
First Quarter 1999
------------------

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ended April 2, 2000, and April 4, 1999.

                                           (Dollars in thousands)
                                           ----------------------
                                     April 2,     April 4,    Increase
                                      2000         1999      (Decrease)
                                      ----         ----      ----------

Net sales                           $204,466     $120,339      $84,127
Gross earnings                        62,826       37,187       25,639
Gross earnings as a percent
  of sales                              30.7%        30.9%        (0.2)% pts.
Selling, general and
  administrative expenses             23,232       15,861        7,371
Selling, general and
  administrative expenses as
  a percent of sales                    11.4%        13.2%        (1.8)% pts.
Research and development
  expenses                             7,867        4,659        3,208
Acquired in-process research
 and development (IPR&D)                   0       12,940      (12,940)
Operating earnings                    30,682        3,332       27,350
Operating earnings, excluding
 IPR&D charge                         30,682       16,272       14,410
Operating earnings, excluding
 IPR&D charge, as a percent
 of sales                               15.0%        13.5%         1.5 % pts.
Interest expense                       3,182        1,291        1,891
Earnings from continuing
 operations before income
 taxes                                27,467        3,228       24,239
Earnings from continuing
 operations before income
 taxes, excluding IPR&D charge        27,467       16,168       11,299
Income taxes                           7,691        1,065       6,626
Income tax rate                         28.0%        33.0%       (5.0)% pts.
Net loss from discontinued
 operations, net of income tax
 benefit of $355                        (529)           0        (529)
Net earnings                        $ 19,247      $ 2,163    $ 17,084

Net sales increased by $84.1 million, or 70% from the first quarter of 1999. Sales increases occurred principally as a result of the inclusion of CTS Wireless for a full quarter in 2000, compared to

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of First Quarter 2000 to
----------------------------------------------------------------------
First Quarter 1999
------------------

one month in first quarter 1999, complemented by the overall increase in the electronic assemblies segment. CTS Wireless' operating results are reported primarily as part of CTS' electronic components business segment. As a percentage of total sales, sales of electronic components and electronic assemblies in the first quarter of 2000 were 68% and 32%, respectively. As a percentage of total sales, the first quarter of 1999 sales of electronic components and electronic assemblies were 76% and 24%, respectively. Refer to Note F - Business Segment, for a description of the Company's business segments.

The electronic components segment experienced a $47.7 million sales increase, or 52% from the first quarter of 1999, primarily due to the inclusion of CTS Wireless' sales and the growing global demand for wireless telecommunications products. Revenue increases were also realized in automotive and frequency product lines.

The electronic assemblies segment experienced a fiscal 2000 sales increase of $36.5 million, or 126% from the first quarter of 1999. The revenue increases were experienced both in the wireless and the interconnect product lines. This is primarily due to the development of the RF Integrated Modules product line and increased demand for boxbuild assemblies for the telecommunications and computer markets.

Gross earnings dollars increased primarily due to the inclusion of CTS Wireless, good performance in automotive and frequency product lines, and the overall improved electronic assembly segment products. The lower percent of sales results principally from the inclusion of CTS Wireless and the growing electronic assembly segment, both of which have lower margins than the CTS traditional product lines, particularly within the electronic components segment.

Selling, general and administrative expenses increased primarily as a result of the inclusion of CTS Wireless. However, CTS continued to control these expenses while filling key management positions required for planned future growth and development.

Research and development expenses increased as a result of the inclusion of CTS Wireless; to support programs directed to improve product performance and miniaturization through advanced technology and integration, and new product development in other product lines, most notably automotive.

The increase in operating earnings dollars, was principally due to the acquisition of CTS Wireless, and the inclusion of a full quarter of earnings in 2000 compared to one month in 1999, as well as the continuing growth in volume and earnings in the traditional CTS products.

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of First Quarter 2000 to
----------------------------------------------------------------------
First Quarter 1999
------------------

The effective tax rate decreased by 5.0 percentage points primarily due to higher expected earnings in lower-tax jurisdictions, particularly in CTS Wireless non-U.S. locations.

The accounting for discontinued operations was finalized following the completion of sale of the discontinued operations in the first quarter of 2000, resulting in a $0.02 impact on earnings per share.


Recently Issued Accounting Pronouncements
-----------------------------------------

In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging." SFAS 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedging. This Statement is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company when required, if not earlier. The impact, if any, of adopting SFAS 133 on CTS' consolidated financial position, results of operations and cash flows, has not been fully determined.



Year 2000 Computer Systems Compliance
-------------------------------------

As of the filing date of this report, the impact of the Year 2000 has not had a material adverse impact on CTS' business or results of operations. The total cost of the Company's Year 2000 efforts was approximately $2.0 million as of December 31, 1999. These amounts included the costs of external consultants and for software and hardware applications. CTS did not track the internal costs incurred for all of the hours spent on the project.


Part 2 -- OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

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

Item 2.  Announcements
----------------------

On February 18, 2000, CTS Corporation opened a branch sales office in Seoul, South Korea to service CTS' customers, predominately focusing on its complete product line of wireless components.

On February 23, 2000, the CTS Board elected Roger R. Hemminghaus, Chairman Emeritus of Ultramar Diamond Shamrock Corporation and Chairman of the Federal Reserve Bank of Dallas, as a member of the CTS Board of Directors.

On March 16, 2000, CTS opened a new Interconnect Systems facility in Tianjin, People's Republic of China, to support the growing needs of the communications infrastructure market.

Patrick J. Dennis was named as Senior Vice President Finance and Chief Financial Officer as of April 10, 2000.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits

       27.1 Financial Data Schedule

b.       Reports on Form 8-K

         None



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                 CTS CORPORATION




/S/Jeannine M. Davis            /S/Patrick J. Dennis
Executive Vice President,       Senior Vice President Finance
Administration, and             and Chief Financial Officer
Secretary




Dated:  May 12, 2000