Form 10-Q
period 2000-07-02
CTS CORP
filed 2000-08-14
CIK 26058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 2, 2000

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    July 2, 2000                           1-4639


                         CTS CORPORATION
(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North

Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2000: 27,733,538.

                        CTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                   Page No.
                                                                   --------

PART 1. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Earnings - For the Three Months and Six Months
         ended July 2, 2000, and July 4, 1999                         3

         Condensed Consolidated Balance Sheets -
         As of July 2, 2000, and December 31, 1999                    4

         Condensed Consolidated Statements of Cash
         Flows - For the Six Months Ended
         July 2, 2000, and July 4, 1999                               5

         Consolidated Statements of Comprehensive
         Earnings - For the Three Months and Six Months
         Ended July 2, 2000, and July 4, 1999                         6

         Notes to Condensed Consolidated Financial
         Statements                                                   7-12

         Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                     13-20



PART 2. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                     20

         Item 2.  Announcements                                         20

         Item 6.  Exhibits and Reports on Form 8-K                      20


SIGNATURES                                                              21

Part 1 -- FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements
-------  --------------------

                        CTS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
                    (In thousands, except per share amounts)

                                 Three Months Ended    Six Months Ended
                                 ------------------    ----------------
                                July 2,    July 4,    July 2,    July 4,
                                 2000       1999       2000       1999
                                 ----       ----       ----       ----

Net sales                      $206,611    $177,825   $411,077  $298,164
Costs and expenses:
  Cost of goods sold            142,096     125,139    283,736   208,291
  Selling, general and
   administrative expenses       24,060      21,600     47,292    37,461
  Research and development
   expenses                       7,955       6,579     15,822    11,238
  Acquired in-process research
   and development-Note C             0           0          0    12,940
  Amortization of intangibles     1,245         906      2,290     1,301
                                -------     -------    -------   -------
  Operating earnings             31,255      23,601     61,937    26,933

Other(expense)income:
  Interest expense               (3,085)     (2,930)    (6,267)   (4,221)
  Interest income                   248         229        446       480
  Other                               0           7       (231)      943
                                -------     -------    -------   -------
Total other expense              (2,837)     (2,694)    (6,052)   (2,798)
                                -------     -------    -------   -------
Earnings before income taxes     28,418      20,907     55,885    24,135
Income taxes                      7,957       6,417     15,648     7,482
                                -------     -------    -------   -------

   Earnings from continuing
    operations                   20,461      14,490     40,237    16,653
   Net loss from discontinued
    operations, net of income
    tax benefit of $355 -
    Note D                            0           0       (529)        0
                               --------     --------   -------   -------
   Net earnings                $ 20,461    $ 14,490   $ 39,708  $ 16,653
                               ========    ========   ========  ========

Earnings (loss) per share-Note I

Basic:
   Continuing operations       $   0.74    $   0.53   $   1.45  $   0.61
   Discontinued operations            0           0      (0.02)        0
                               --------    --------   --------  --------
   Net earnings per share      $   0.74    $   0.53   $   1.43  $   0.61
                               ========    ========   ========  ========

Diluted:
  Continuing operations        $   0.71    $   0.51   $   1.39  $   0.58
  Discontinued operations             0           0      (0.02)        0
                                --------   --------   --------  --------
  Net earnings per share       $   0.71    $   0.51   $   1.37  $   0.58
                               ========    ========   ========  ========

Cash dividends declared
  per share                    $   0.03    $   0.03   $   0.06  $   0.06
                               ========    ========   ========  ========

Average common shares
 outstanding:
   Basic                         27,786      27,536     27,771    27,460
   Diluted                       28,725      28,515     28,888    28,588

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------

                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                        July 2,    December 31,
                                                         2000         1999*
                                                         ----         ----
ASSETS                                                (Unaudited)
------
Current Assets
   Cash                                               $ 21,111      $ 24,219
   Accounts receivable, less allowances
     (2000--$2,397; 1999--$2,628)                      116,078       124,682
   Inventories--Note B                                  80,224        78,942
   Other current assets                                 13,605         4,869
   Deferred income taxes                                21,585        21,585
                                                      --------      --------
     Total current assets                              252,603       254,297

Property, Plant and Equipment, less accumulated
  depreciation(2000--$176,706; 1999--$162,192)         168,415       139,692
Other Assets
   Prepaid pension expense                              76,787        68,990
   Investment in discontinued operations                     0         9,061
   Intangible assets--Note C                            49,220        47,843
   Other                                                 3,369         2,769
                                                      --------      --------
     Total other assets                                129,376       128,663
                                                      --------      --------
                                                      $550,394      $522,652
                                                      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                    $ 69,803      $ 68,315
  Accrued liabilities                                   79,135        81,146
  Current maturities of long-term debt-Note E            7,500         5,000
                                                      --------      --------
     Total current liabilities                         156,438       154,461

Long-term Debt--Note E                                 148,000       162,000
Other Long-term Obligations                              7,237         9,846
Deferred Income Taxes                                   27,263        27,263
Postretirement Benefits                                  4,349         4,318
Shareholders' Equity
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued
  Common stock-authorized 75,000,000 shares without par value; 48,431,850 shares issued at July 2, 2000, and 48,419,604

   shares issued at December 31, 1999                  198,505       193,612
  Additional contributed capital                        12,895         9,005
  Retained earnings                                    283,438       245,414
  Cumulative translation adjustment                     (1,319)          291
                                                      --------      --------
                                                       493,519       448,322
  Less cost of common stock held in treasury
   2000--20,646,074 shares; 1999--20,957,649
   shares                                              286,412       283,558
                                                      --------      --------
     Total shareholders' equity                        207,107       164,764
                                                      --------      --------
                                                      $550,394      $522,652
                                                      ========      ========

 *The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION

-------------------------------

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                            (In thousands of dollars)
                                                        Six Months Ended
                                                        ----------------
                                                      July 2,       July 4,
                                                       2000          1999
                                                       ----          ----
Cash flows from operating activities:
  Net earnings                                       $ 39,708      $ 16,653
  Depreciation and amortization                        21,342        17,302
  Prepaid pension asset                                (7,797)       (3,748)
  Gain on sale of fixed assets                           (316)         (897)
  Acquired in-process research and development              0        12,940
  Changes in assets and liabilities, net of
   effects of acquisition:
    Accounts receivable                                 8,604       (55,610)
    Inventories                                        (2,186)       (4,652)
    Other current assets                               (7,951)        1,699
    Deferred income taxes                              (1,393)       (5,176)
    Accounts payable and accrued liabilities           (2,975)       39,672
    Other                                               5,609        (2,895)
                                                     --------      --------
    Total adjustments                                  12,937        (1,365)
                                                     --------      --------
  Net cash provided by continuing operations           52,645        15,288
  Loss on disposal of discontinued operations             529             0
                                                     --------      --------
  Net cash provided by operating activities            53,174        15,288

Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment including discontinued
   operations, net                                      4,692        28,144
  Purchase of CTS Wireless                                  0       (96,937)
  Capital expenditures                                (47,739)      (12,664)
                                                     --------      --------
  Net cash used in investing activities               (43,047)      (81,457)

Cash flows from financing activities:
  Proceeds from issuance of long-term
   obligations - CTS Wireless acquisition                   0        96,937
  Payments of long-term obligations, net              (11,500)      (26,937)
  Dividend payments                                    (1,658)      ( 1,643)
  Purchases of treasury stock                          (6,182)      ( 2,422)
  Other                                                 6,741           523
                                                     --------       -------
    Net cash provided by(used in)
     financing activities                             (12,599)       66,458

Effect of exchange rate changes on cash                  (636)      ( 1,594)
                                                     --------      --------
Net decrease in cash                                   (3,108)       (1,305)
Cash at beginning of year                              24,219        16,273
                                                     --------      --------
Cash at end of period                                $ 21,111      $ 14,968
                                                     ========      ========

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                         $  6,158      $  3,687
    Income taxes--net                                $  6,805      $  7,409

 See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------

                        CTS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
                            (In thousands of dollars)



                                 Three Months          Six Months
                                    Ended                Ended
                             -----------------      ----------------
                             July 2,    July 4,     July 2,  July 4,
                               2000      1999        2000     1999
                             ------     -------     -------  -------

Net earnings                 $20,461    $14,490     $39,708  $16,653
Other comprehensive
 (loss) earnings -
   Translation adjustments    (1,213)      (313)     (1,610)    (942)
                             -------    -------     -------  -------
     Comprehensive earnings  $19,248    $14,177     $38,098  $15,711
                             =======    =======     =======  =======


See notes to condensed consolidated financial statements.

Part 1  -- FINANCIAL INFORMATION
------  ------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  July 2, 2000

NOTE A--BASIS OF PRESENTATION

The condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31,1999.

The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair statement, in all material respects, of the financial position results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made for the periods presented in the financial statements to conform to the 2000 presentation.

NOTE B--INVENTORIES

Inventories consist of the following:

                                     (In thousands)
                                 July 2,     December 31,
                                  2000           1999
                                  ----           ----
          Finished goods         $16,726       $19,399
          Work-in-process         19,771        20,288
          Raw materials           43,727        39,255
                                 -------       -------
                                 $80,224       $78,942
                                 =======       =======

NOTE C--ACQUISITION
-------------------

On February 26, 1999, CTS Corporation completed the acquisition of certain assets and liabilities of the Component Products Division of Motorola, Inc., hereafter referred to as "CTS Wireless." CTS Wireless designs and manufactures electronic components and assemblies including ceramic filters, quartz crystals, crystal oscillators, surface acoustic wave components and piezoceramic devices. In 2000, CTS Wireless has grown to seven locations in the USA and Asia, primarily serving the wireless communications industry.

The 1999 acquisition was accounted for under the purchase method of accounting. As part of the acquisition, the Company paid Motorola, Inc. $94 million at the closing and assumed approximately $49 million of debt (including pension obligation). Under the terms of the acquisition agreement, the Company could be obligated to pay up to an additional $80 million for the years 2000 through 2003 depending upon increased sales and profitability of CTS Wireless. CTS has accrued $11 million for the 1999 obligation, paid in July 2000. The Company financed a substantial portion of the purchase price through bank borrowings. CTS incurred approximately $4 million in costs directly associated with the acquisition which were included in the overall consideration.

The purchase price was allocated to the assets acquired based on the estimated fair values as follows:

                                                     (In millions)

Inventory                                               $ 19.9
Property, plant and equipment                             71.0
Current technology                                        10.4
Identifiable intangible assets                            43.5
In-process research and development (IPR&D)               12.9
                                                        ------
   Total                                                $157.7
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

NOTE D--DISCONTINUED OPERATIONS

Businesses acquired in connection with the 1997 acquisition of Dynamics Corporation of America (DCA), not strategic to CTS' core business segments, were recorded as discontinued operations in 1999. During the first quarter of 2000, the divestiture of all these businesses was completed.

NOTE E--LONG-TERM DEBT

Interest-bearing debt decreased from $167 million at December 31, 1999, to $156 million at July 2, 2000. The Company had total bank borrowings of $114 million at July 2, 2000. The variable interest rate on these borrowings is based upon LIBOR, with adjustments based on the ratio of CTS' consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). Effective February 1, 2000, the Company amended its bank credit facility to increase the commitment under the revolving credit facility to $200 million from $150 million. The terms of this $50 million supplemental loan commitment require conversion of the outstanding balance of the supplemental loans on December 31, 2001, to a three-year term loan with variable maturities through December 31, 2005. The Company pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. Currently, that fee is 0.25 percent per annum. The credit agreement and term loans require, among other things, that the Company maintain a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio. CTS has a total of $275 million of committed credit facilities which are unsecured.

NOTE F--BUSINESS SEGMENTS

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. CTS' reportable segments are based upon the nature of products within the Company. The products comprising the reportable segments are managed separately and have differing technology and marketing strategies.

CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of wireless components used in cellular handsets, automotive sensors used in commercial or consumer vehicles, frequency control devices such as crystals and clock oscillators, loudspeakers, resistor networks, switches and variable resistors. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assemblies represent a completed, higher-level functional product to be used in customer end products or assemblies. These products consist principally of interconnect products such as backpanel and connector assemblies used in the telecommunications industry, RF (radio frequency) integrated modules used in cellular handsets, hybrid microcircuits used in the healthcare market and cursor controls for computers.

Management evaluates performance based upon operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable business segments is shown in the following table:

(In thousands)
                           Electronic        Electronic
                           Components        Assemblies       Total
                           ----------        ----------       -----
Second Quarter 2000
Net sales to external
 customers                 $135,936          $ 70,675         $206,611
Operating earnings         $ 26,991          $  4,264         $ 31,255
Total assets               $444,135          $106,259         $550,394


Second Quarter 1999
Net sales to external
 customers                 $147,144          $ 30,681         $177,825
Operating earnings         $ 22,513          $  1,088         $ 23,601
Total assets               $390,678          $ 55,089         $445,767


First Half 2000
Net sales to external
 customers                 $274,981          $136,096         $411,077
Operating earnings         $ 51,141          $ 10,796         $ 61,937
Total assets               $444,135          $106,259         $550,394


First Half 1999
Net sales to external
 customers                 $238,518          $ 59,646         $298,164
Operating earnings         $ 38,995          $    878         $ 39,873
Total assets               $390,678          $ 55,089         $445,767

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

(In thousands)
                                       Three Months          Six Months
                                          Ended                Ended
                                     ---------------      ---------------

                                     July 2,  July 4,     July 2,  July 4,
                                       2000     1999        2000     1999
                                       ----     ----        ----     ----
Operating Earnings
Total operating earnings for
 reportable segments                $31,255  $23,601     $61,937  $39,873
Acquired in-process research
 and development charge                   0        0           0  (12,940)
Interest expense                    ( 3,085)  (2,930)     (6,267)  (4,221)
Other income                            248      236         215    1,423
                                    -------  -------     -------  -------
Earnings before income taxes        $28,418  $20,907     $55,885  $24,135
                                    =======  =======     =======  =======


                                              July 2,              July 4,
                                               2000                 1999
                                            --------             --------
Assets

Total assets for reportable segments        $550,394             $445,767
Investment in discontinued operations              0                9,061
                                            --------             --------
Total assets                                $550,394             $454,828
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

NOTE H--RECENT ACCOUNTING PRONOUNCEMENTS

In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging." SFAS 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedging. This Statement is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company as required. The impact, if any, of adopting SFAS 133 on CTS' consolidated financial position, results of operations and cash flows, has not been fully determined.

NOTE I--EARNINGS PER SHARE

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the second quarter and first half of 2000 and 1999. The other dilutive securities of approximately 261,000 and 310,000 at July 2, 2000, and July 4, 1999, respectively, consisted of shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their DCA shares.

(In thousands, except per share amounts)

                                Earnings         Shares        Earnings
                              (Numerator)     (Denominator)   Per Share
================================================================================

Second Quarter 2000:
Basic EPS                        $20,461       27,786          $0.74
================================================================================
Effect of Dilutive
 Securities:

   Stock options                                  678
   Other                                          261
--------------------------------------------------------------------------------
Diluted EPS                      $20,461       28,725          $0.71
================================================================================

Second Quarter 1999:
Basic EPS                        $14,490       27,536          $0.53
================================================================================
Effect of Dilutive
 Securities:

   Stock options                                  669
   Other                                          310
--------------------------------------------------------------------------------
Diluted EPS                      $14,490       28,515          $0.51

================================================================================
First Half 2000:
Basic EPS                        $39,708       27,771          $1.43
================================================================================
Effect of Dilutive
 Securities:

   Stock options                                  854
   Other                                          263
--------------------------------------------------------------------------------
Diluted EPS                      $39,708       28,888         $1.37
================================================================================

First Half 1999:
Basic EPS                        $16,653       27,460         $0.61
================================================================================
Effect of Dilutive
 Securities:

   Stock Options                                  812
   Other                                          316
--------------------------------------------------------------------------------
Diluted EPS                      $16,653       28,588         $0.58
================================================================================

Part 1 -- FINANCIAL INFORMATION
-------------------------------

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

Changes in Financial Condition:  Comparison of July 2, 2000 to
--------------------------------------------------------------
December 31, 1999
-----------------

The following table highlights changes in balance sheet dollar amounts and ratios and other information related to liquidity and capital resources:

                                           (Dollars in thousands)
                                      ----------------------------------
                                      July 2,   December 31,   Increase
                                       2000         1999      (Decrease)
                                      ------    -----------    --------
Cash                                 $ 21,111    $ 24,219      $ (3,108)
Accounts receivable, net              116,078     124,682        (8,604)
Inventories, net                       80,224      78,942         1,282
Current assets                        252,603     254,297        (1,694)
Accounts payable                       69,803      68,315         1,488
Current liabilities                   156,438     154,461         1,977
Working capital                        96,165      99,836        (3,671)
Current ratio                            1.61        1.65         (0.04)
Interest-bearing debt                $155,500    $167,000     $ (11,500)
Shareholders' equity                  207,107     164,764        42,343
Interest-bearing debt
 as a percent of
 shareholders' equity                      75%        101%          (26)% pts.
Interest-bearing debt
 as a percent of
 capitalization                            43%         50%           (7)% pts.

From December 31, 1999 to July 2, 2000, the working capital of CTS Corporation and its subsidiaries decreased $3.7 million. This decrease, was principally the result of reductions in accounts receivable. The accounts receivable decrease was a result of improved collections, principally at the wireless operations, offset by increases related to sales of interconnect products.

The percentage of interest-bearing debt to shareholders' equity decreased due to the decrease in debt and increase in shareholders' equity primarily resulting from increased earnings.

Changes in Financial Condition:  Comparison of July 2, 2000 to
--------------------------------------------------------------
December 31, 1999 - Continued
-----------------------------

Capital expenditures were $47.7 million during the first half of 2000, compared with $12.7 million for first half of 1999. These capital expenditures were primarily for capacity expansion and related infrastructure improvements for wireless communications products, both in the U.S. and Asia. Most of the planned additional capacity is anticipated to be in place in the second half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

In the first half of 2000, cash flows provided by operating activities were $53.2 million, compared to $15.3 million in the first half of 1999. The most significant reasons for the increase in operating cash flow during 2000 were higher net earnings. Cash flow in the first half of 1999 was significantly affected by the funding of working capital requirements of CTS Wireless following its acquisition.

Cash flows used for investing activities totaled $43.0 million through the first half of 2000. This use of cash was primarily the result of $47.7 million of capital expenditures, partially offset by net proceeds received from the sale of property, plant and equipment including discontinued operations of $4.7 million. In the first half of 1999, cash flows used for investing activities totaled $81.5 million, consisting of $96.9 million acquisition related costs for the CTS Wireless acquisition, $12.7 million of capital expenditures, partially offset by $28.1 million of net proceeds from the sale of property, plant and equipment, including discontinued operations.

Cash flows used in financing activities were $12.6 million in the first half of 2000, consisting primarily of a net decrease in debt of $11.5 million and $6.2 million purchases of CTS stock, offset by other financing activities, primarily related to proceeds from the exercise of stock options. In 1999, cash flows provided by financing activities were $66.5 million, which consisted of a net increase in debt of $70.0 million (excluding the $42.0 million of debt assumed with the purchase of CTS Wireless).

CTS' capital expenditures for 2000 are presently expected to exceed $100 million, $47.7 million of which has been spent during the first six months of the year. These capital expenditures are primarily for production capacity expansion, new products and cost reduction programs. In the CTS traditional product lines, significant expenditures are required in the interconnect, automotive and resistor product lines for new product introduction, additional capacity and new technology. Projected capital expenditures in 2000 for Wireless projects include programs for RF integrated modules to increase capacity, and for the oscillator products and the necessary equipment to reduce product size as a result of customer demands in the wireless handset industry. Also, in order to increase capacity, production equipment will be required for the ceramic duplexer products.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has historically been able to fund its capital and operating needs through its cash flows from operations and available credit under its bank credit facilities. CTS currently has unsecured bank credit facilities totaling $275.0 million which mature over five years. The Company believes its current cash flow and its ability to obtain additional cash, either through the issuance of additional shares of common stock or other securities and utilization of bank credit facilities, will be adequate to fund its working capital, capital expenditures and debt service requirements.

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of Second Quarter 2000 to
-----------------------------------------------------------------------
Second Quarter 1999
-------------------

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ended July 2, 2000, and July 4, 1999.

                                       (Dollars in thousands)
                                  --------------------------------
                                  July 2,     July 4,     Increase
                                   2000        1999      (Decrease)
                                  ------      ------     ----------

Net sales                       $206,611    $177,825      $ 28,786
Gross earnings                    64,515      52,686        11,829
Gross earnings as a percent
  of sales                          31.2%       29.6%          1.6% pts.
Selling, general and
  administrative expenses         24,060      21,600         2,460
Selling, general and
  administrative expenses as
  a percent of sales                11.6%       12.1%         (0.5)% pts.
Research and development
  expenses                         7,955       6,579         1,376
Operating earnings                31,255      23,601         7,654
Operating earnings, as
  a percent of sales                15.1%       13.3%          1.8 % pts.
Interest expense                   3,085       2,930           155
Earnings from continuing
 operations before income
 taxes                            28,418      20,907         7,511
Income taxes                       7,957       6,417         1,540
Income tax rate                     28.0%       31.0%         (3.0)% pts.
Net earnings                    $ 20,461    $ 14,490      $  5,971

Net sales increased by $28.8 million, or 16% from the second quarter of 1999. Sales increases occurred principally in the electronic assemblies segment driven by both interconnect boxbuild products and RF integrated modules. Electronic components reflected strong demand in automotive and frequency control products.

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of Second Quarter 2000 to
-----------------------------------------------------------------------
Second Quarter 1999
-------------------

As a percentage of total sales, sales of electronic components and electronic assemblies in the second quarter of 2000 were 66% and 34%, respectively. As a percentage of total sales, the 1999 second quarter sales of electronic components and electronic assemblies were 83% and 17%, respectively. Refer to Note F - Business Segments, for a description of the Company's business segments.

The electronic components segment experienced an $11.2 million sales decrease, or 8% from the second quarter of 1999, primarily due to decreases in wireless components, offset partially by increased sales of automotive and frequency control products. Sales decreases in the components segment were related to a drop in wireless components of one type of cellular phone, combined with delays in a new product introduction. Additionally, there were no sales in second quarter 2000 compared to $12.5 million in second quarter 1999 of certain CTS Wireless end of life products.

The electronic assemblies segment experienced a second quarter 2000 sales increase of $40.0 million, or 130% from the second quarter of 1999. The revenue increases were experienced both in the interconnect boxbuild products and RF integrated modules. The boxbuild assembly business demand is focused in mass storage, communications and Internet products.

Gross earnings dollars increased primarily due to sales volume increases in the interconnect and frequency control product lines, and gross margin increases in wireless products.

Selling,   general  and  administrative  expenses  increased  primarily  due  to increases in wireless and administrative manpower, additional depreciation and systems implementation costs related to growth.

Research and development expenses increased primarily in new wireless product design and development, as well as new product development activities in our automotive product lines.

The increase in operating earnings dollars, was principally due to the continuing growth in volume and earnings of electronic assemblies and growth in earnings for electronic components. New product introductions and the focus on operational excellence programs resulted in improved operating margins.

The effective tax rate decreased by 3.0 percentage points primarily due to higher expected earnings in lower-tax jurisdictions, particularly in CTS Wireless non-U.S. locations.

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of First Half 2000 to
---------------------------------  --------------------------------
First Half 1999
---------------


The following table highlights changes in significant components of the consolidated statements of earnings for the six-month periods ended July 2, 2000, and July 4, 1999.

                                          (Dollars in thousands)
                                          ----------------------
                                      July 2,     July 4,     Increase
                                       2000        1999      (Decrease)
                                      ------      ------     ----------

Net sales                           $411,077    $298,164      $112,913
Gross earnings                       127,341      89,873        37,468
Gross earnings as a percent
  of sales                              31.0%       30.1%          0.9% pts.
Selling, general and
  administrative expenses             47,292      37,461         9,831
Selling, general and
  administrative expenses as
  a percent of sales                    11.5%       12.6%         (1.1)% pts.
Research and development
  expenses                            15,822      11,238         4,584
Acquired in-process research
  and development (IPR&D)                  0      12,940       (12,940)
Operating earnings                    61,937      26,933        35,004
Operating earnings, excluding
  IPR&D charge                        61,937      39,873        22,064
Operating earnings excluding
  IPR&D charge, as a percent
  of sales                              15.1%       13.4%          1.7% pts.
 Interest expense                      6,267       4,221         2,046
Earnings from continuing
 operations before income
 taxes                                55,885      24,135        31,750
Earnings from continuing
 operations before income
 taxes, excluding IPR&D charge        55,885      37,075        18,810
Income taxes                          15,648       7,482         8,166
Income tax rate                         28.0%       31.0%         (3.0)% pts.
Net loss from discontinued
 operations, net of income tax
 benefit of $355                        (529)          0          (529)
Net earnings                        $ 39,708    $ 16,653      $ 23,055


Net sales increased by $112.9 million, or 38% from the second half of 1999. Sales increases occurred principally as a result of growth in the electronic assemblies segment, driven by increased boxbuild assemblies and RF integrated modules, and the inclusion of CTS Wireless for a full six months in 2000, compared to four months in first half 1999. As a percentage of total sales, sales of electronic components and electronic assemblies in the first half of 2000 were 67% and 33%, respectively. As a percentage of total sales, the first half of 1999 sales of electronic components and electronic assemblies were 80% and 20%, respectively. Refer to Note F - Business Segments, for a description of the Company's business segments.

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of First Half 2000 to
---------------------------------  --------------------------------
First Half 1999
---------------


The electronic components segment experienced a $36.5 million sales increase in the first half of 2000, or 15% over the first half of 1999, primarily due to the inclusion of CTS Wireless' sales for a full six months in 2000, compared to four months following the acquisition in 1999. Revenue increases were also realized in automotive and frequency product lines. Sales decreases in the components segment were related to a drop in wireless components of one type of cellular phone combined with delays in a new product introduction. Additionally, there were no sales in the first half of 2000 compared to $20.9 million in the first half of 1999 of CTS certain Wireless end of life products. Total 1999 annual sales of these products were $30 million.

The electronic assemblies segment experienced an increase in the first half of 2000 of $76.4 million, or 128% from the first half of 1999. The revenue increases were experienced both in the interconnect and the wireless product lines. This is primarily due to increased demand for boxbuild assemblies for the telecommunications and computer markets, and the development of the RF integrated modules product line.

Gross earnings dollars increased primarily due to the inclusion of wireless products sales for a full six months and the increased sales volume of the electronic assemblies segment products. The higher percent of sales is principally driven by the improved margins of wireless products and the growing electronic assemblies segment for both the RF integrated modules and interconnect boxbuild assemblies products.

Selling, general and administrative expenses increased primarily as a result of the inclusion of CTS Wireless for a full six months, and additional wireless and administrative manpower, additional depreciation and systems implementation costs related to growth.

Research and development expenses increased as a result of the inclusion of CTS Wireless for a full six months. Research and development programs are directed to improve product performance and miniaturization through advanced technology and integration, and new product development primarily in the crystals and oscillators product lines. Also expenditures and research and development efforts were devoted to new product development programs in our automotive product lines.

The increase in operating earnings dollars was primarily due to the growth in earnings for the electronic components segment, which included wireless revenues for a full six months, and the growth in RF integrated modules and boxbuild assemblies.

The effective tax rate decreased by 3.0 percentage points primarily due to higher expected earnings in lower-tax jurisdictions, particularly in CTS Wireless non-U.S. locations.

The  accounting  for  discontinued   operations  was  finalized   following  the
completion of sale of the discontinued operations in the first quarter of 2000, resulting in a $.02 unfavorable impact on earnings per share.

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging." SFAS 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedging. This Statement is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company as required. The impact, if any, of adopting SFAS 133 on CTS' consolidated financial position, results of operations and cash flows, has not been fully determined.

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

Item 2.  Announcements
----------------------

On June 27, 2000, Jeannine M. Davis, Executive Vice President, Administration, and Secretary, was elected to the CTS Board of Directors.

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

CTS CORPORATION                 CTS CORPORATION



/S/Jeannine M. Davis            /S/Patrick J. Dennis
Jeannine M. Davis               Patrick J. Dennis
Executive Vice President,       Senior Vice President Finance
Administration, and             and Chief Financial Officer
Secretary

(GRAPHIC OMITTED)
Dated: August 14, 2000