Form 10-Q
period 2000-10-01
CTS CORP
filed 2000-11-14
CIK 26058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 1, 2000

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

For Quarter Ended                   Commission File Number

    October 1, 2000                     1-4639


                                 CTS CORPORATION

(Exact name of registrant as specified in its charter)

        Indiana                        35-0225010
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

905 West Boulevard North

Elkhart, IN                                   46514
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes___X___ No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000: 27,756,213.

                        CTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     --------


PART 1. -- FINANCIAL INFORMATION
--------------------------------

         Item 1.  Financial Statements
         -------  --------------------

         Condensed Consolidated Statements of
         Earnings - For the Three Months and Nine Months
         ended October 1, 2000, and October 3, 1999                      3

         Condensed Consolidated Balance Sheets -
         As of October 1, 2000, and December 31, 1999                    4

         Condensed Consolidated Statements of Cash
         Flows - For the Nine Months Ended
         October 1, 2000, and October 3, 1999                            5

         Consolidated Statements of Comprehensive
         Earnings - For the Three Months and Nine Months
         Ended October 1, 2000, and October 3, 1999                      6

         Notes to Condensed Consolidated Financial
         Statements                                                   7-12

         Item 2.  Management's Discussion and Analysis
                  ------------ ------------------------
                  of Financial Condition and Results of
                  -------------------------------------
                  Operations                                         13-21
                  ----------



PART 2. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                     21
                  -----------------

         Item 2.  Announcements                                         21
                  -------------

         Item 6.  Exhibits and Reports on Form 8-K                      22
                  --------------------------------

SIGNATURES                                                              22

Part 1 -- FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
-------  --------------------


                        CTS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
                    (In thousands, except per share amounts)

                                    Three Months Ended    Nine Months Ended
                                    ------------------    -----------------
                                    Oct. 1,   Oct. 3,     Oct. 1,   Oct. 3,
                                    2000      1999        2000      1999
                                    ------    ------      ------    ------

Net sales                           $222,052  $180,203    $633,129  $478,367
Costs and expenses:
  Cost of goods sold                 159,294   125,236     443,030   333,527
  Selling, general and
   administrative expenses            21,716    21,326      69,008    58,787
  Research and development
   expenses                            8,237     6,566      24,059    17,804
  Acquired in-process research
   and development-Note C                  0         0           0    12,940
  Amortization of intangibles          1,513     1,147       3,803     2,448
                                     -------   -------    --------   -------
  Operating earnings                  31,292    25,928      93,229    52,861

Other(expense)income:
  Interest expense                    (3,160)   (2,856)     (9,427)   (7,077)
  Interest income                        200       123         646       603
  Other income (expense)               1,273      (421)      1,042       522
                                     -------   -------    --------    ------
Total other expense                   (1,687)   (3,154)    (7,739)    (5,952)
                                     -------   -------    --------    ------
Earnings from continuing
 operations before income taxes       29,605    22,774     85,490     46,909
Income taxes                           8,290     6,825     23,938     14,307
                                     -------   -------    -------    -------

   Earnings from continuing
    operations                        21,315    15,949     61,552     32,602
   Net loss from discontinued
    operations, net of income
    tax benefit of $355 -
    Note D                                 0         0       (529)         0
                                     -------   -------     -------  --------

   Net earnings                     $ 21,315  $ 15,949    $ 61,023  $ 32,602
                                    ========  ========    ========  ========

Earnings (loss) per share-Note H

Basic:
   Continuing operations            $   0.77  $   0.58    $   2.22  $   1.19
   Discontinued operations                 0         0       (0.02)        0
                                    --------   -------     -------   -------
   Net earnings per share           $   0.77  $   0.58    $   2.20  $   1.19
                                    ========  ========    ========  ========

Diluted:
  Continuing operations             $   0.76  $   0.56    $   2.15  $   1.14
  Discontinued operations                  0         0       (0.02)        0
                                    --------  --------    --------- --------
  Net earnings per share            $   0.76  $   0.56    $   2.13  $   1.14
                                    ========  ========    ========  ========

Cash dividends declared
  per share                         $   0.03  $   0.03    $   0.09  $   0.09
                                    ========  ========    ========  ========
Average common shares
 outstanding:
   Basic                              27,748    27,555      27,764    27,491
   Diluted                            28,140    28,573      28,639    28,582



See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------



                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                      October 1,   December 31,
                                                         2000          1999*
                                                      ---------    -----------
ASSETS                                               (Unaudited)
Current Assets
   Cash                                               $ 16,179     $ 24,219
   Accounts receivable, less allowances
     (2000--$2,242; 1999--$2,628)                      137,187      124,682
   Inventories--Note B                                  90,728       78,942
   Other current assets                                 15,907        4,869
        Deferred income taxes                           21,585       21,585
                                                       -------      -------
     Total current assets                              281,586      254,297

Property, Plant and Equipment, less accumulated
  depreciation(2000--$183,475; 1999--$162,192)         194,679      139,692
Other Assets

   Prepaid pension expense                              80,550       68,990
   Investment in discontinued operations                     -        9,061
   Intangible assets--Note C                            47,720       47,843
   Other                                                 3,316        2,769
                                                       -------      -------
     Total other assets                                131,586      128,663
                                                       -------      -------
                                                      $607,851     $522,652
                                                      ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                    $ 98,548     $ 68,315
  Accrued liabilities                                   71,043       81,146
  Current maturities of long-term debt-Note E            8,750        5,000
                                                       -------      -------
     Total current liabilities                         178,341      154,461

Long-term Debt--Note E                                 168,500      162,000
Other Long-term Obligations                              6,911        9,846
Deferred Income Taxes                                   27,263       27,263
Postretirement Benefits                                  4,364        4,318
                                                       -------      -------
     Total liabilities                                 385,379      357,888
                                                       -------      -------
Shareholders' Equity
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued
  Common stock-authorized 75,000,000 shares
   without par value; 48,434,490 shares
   issued at October 1, 2000, and 48,419,604
   shares issued at December 31, 1999                  198,736      193,612
  Additional contributed capital                        13,357        9,005
  Retained earnings                                    303,912      245,414
  Cumulative translation adjustment                     (2,094)         291
                                                       -------      -------
                                                       513,911      448,322
  Less cost of common stock held in treasury
   2000--20,680,621 shares; 1999--20,957,649
   shares                                              291,439      283,558
                                                       -------      -------
     Total shareholders' equity                        222,472      164,764
                                                       -------      -------
                                                      $607,851     $522,652
                                                      ========     ========

 *The condensed balance sheet at December 31, 1999, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------



                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                            (In thousands of dollars)

                                                    Nine Months Ended
                                                    -----------------
--
                                                 October 1,     October 3,
                                                   2000            1999
                                                 ---------      ---------
Cash flows from operating activities:
  Net earnings                                   $ 61,023       $ 32,602

  Depreciation and amortization                    33,008         25,221
  Prepaid pension asset                           (11,560)        (5,145)
  Gain on sale of fixed assets                       (262)          (863)
  Acquired in-process research and development          0         12,940
  Changes in assets and liabilities, net of
   effects of acquisition:
    Accounts receivable                           (12,505)       (68,183)
    Inventories                                   (12,690)       (14,857)
    Other current assets                          (10,253)          (751)
    Income taxes payable                            2,536         (4,831)
    Accounts payable and accrued liabilities       24,949         63,529
    Other                                           3,368         (3,617)
                                                  -------        -------
    Total adjustments                              16,591          3,443
                                                  -------        -------
  Net cash provided by continuing operations       77,614         36,045
  Loss on disposal of discontinued operations         529              0
                                                  -------         ------
  Net cash provided by operating activities        78,143         36,045
                                                  -------         ------

Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment including discontinued
   operations, net                                  5,580         28,144
  Acquisition of businesses                       (11,200)       (97,445)
  Capital expenditures                            (83,412)       (20,035)
                                                  -------        -------
  Net cash used in investing activities           (89,032)       (89,336)
                                                  -------        -------

Cash flows from financing activities:
  Proceeds from issuance of long-term
   obligations                                     23,000         97,445
  Payments of long-term obligations, net          (12,750)       (46,645)
  Dividend payments                                (2,504)       ( 2,469)
  Purchases of treasury stock                     (11,207)       ( 3,008)
  Other                                             7,286            713
                                                  -------        -------
    Net cash provided by
     financing activities                           3,825         46,036
                                                  -------        -------

Effect of exchange rate changes on cash              (976)            45
                                                  -------        -------
Net decrease in cash                               (8,040)        (7,210)
Cash at beginning of year                          24,219         16,273
                                                  -------        -------
Cash at end of period                            $ 16,179       $  9,063
                                                 ========       ========

Supplemental cash flow information
 Cash paid during the period for:
   Interest                                     $   8,811       $  5,654
   Income taxes--net                            $  11,516       $ 17,575

 See notes to condensed consolidated financial statements.

Part 1 -- FINANCIAL INFORMATION
-------------------------------



                        CTS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
                            (In thousands of dollars)



                                 Three Months         Nine Months
                                    Ended                Ended
                              ----------------      ---------------
                              Oct. 1,   Oct. 3,     Oct. 1,  Oct. 3,
                                2000      1999        2000     1999
                              ------    ------      ------   ------
Net earnings                 $21,315   $15,949     $61,023   $32,602
Other comprehensive
 (loss) earnings -
   Translation adjustments      (775)      957      (2,385)       15
                             -------   -------     -------   -------
     Comprehensive earnings  $20,540   $16,906     $58,638   $32,617
                             =======   =======     =======   =======


See notes to condensed consolidated financial statements.

Part 1  -- FINANCIAL INFORMATION
------  ------------------------




        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 October 1, 2000

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

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair statement, in all material respects, of the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made for the periods presented in the financial statements to conform to the 2000 presentation.

NOTE B--INVENTORIES

Inventories consist of the following:

                                     (In thousands)

                                October 1,   December 31,
                                  2000           1999
                                ---------    -----------

          Finished goods        $19,335        $19,399
          Work-in-process        19,021         20,288
          Raw materials          52,372         39,255
                                -------        -------
                                $90,728        $78,942
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

The 1999 acquisition was accounted for under the purchase method of accounting. As part of the acquisition, the Company paid Motorola, Inc. $94 million at the closing and assumed approximately $49 million of debt (including pension obligation). Under the terms of the acquisition agreement, the Company could be obligated to pay up to an additional $80 million for the years 2000 through 2003 depending upon increased sales and profitability of CTS Wireless. During the third quarter of 2000, CTS paid $11.2 million for the agreed upon 1999 portion of this obligation. The Company financed a substantial portion of the purchase price through bank borrowings. CTS incurred approximately $4 million in costs directly associated with the acquisition which were included in the overall consideration.

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
                                                        ======

Identifiable intangible assets include trademarks, tradenames, technology rights and customer relationships. These intangibles are being amortized on a straight-line basis over their useful lives which range from four to 30 years. Current technology is being amortized over four years.

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

NOTE E--LONG-TERM DEBT

Interest-bearing debt increased from $167 million at December 31, 1999, to $177 million at October 1, 2000. The Company had total bank borrowings of $135 million at October 1, 2000. The variable interest rate on these borrowings is based upon LIBOR, with adjustments based on the ratio of CTS' consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). Effective February 1, 2000, the Company amended its bank credit facility to increase the commitment under the revolving credit facility to $200 million from $150 million. The terms of this $50 million supplemental loan commitment require conversion of the outstanding balance of the supplemental loans on December 31, 2001, to a three-year term loan with variable maturities through December 31, 2005. The Company pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. Currently, that fee is 0.25 percent per annum. The credit agreement and term loans require, among other things, that the Company maintain a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio. CTS has a total of $262 million of committed credit facilities which are unsecured.

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

Management evaluates performance based upon operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable business segments is shown in the following table:

(In thousands)
                                    Electronic     Electronic
                                    Components     Assemblies       Total
                                    ----------     ----------       -----
Third Quarter 2000
Net sales to external
 customers                          $127,759       $ 94,293        $222,052
Operating earnings                  $ 22,207       $  9,085        $ 31,292
Total assets                        $472,516       $135,335        $607,851


Third Quarter 1999
Net sales to external
 customers                          $135,126       $ 45,077        $180,203
Operating earnings                  $ 20,237       $  5,691        $ 25,928
Total assets                        $356,260       $109,679        $465,939


First Nine Months of 2000
Net sales to external
 customers                          $402,740       $230,389        $633,129
Operating earnings                  $ 73,348       $ 19,881        $ 93,229
Total assets                        $472,516       $135,335        $607,851


First Nine Months of 1999
Net sales to external
 customers                          $373,645       $104,722        $478,367
Operating earnings                  $ 59,232       $  6,569        $ 65,801
Total assets                        $356,260       $109,679        $465,939

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

(In thousands)

                                             Three Months       Nine Months
                                                Ended              Ended
                                             ------------      ------------

                                           Oct. 1,  Oct. 3,   Oct. 1,  Oct. 3,
                                             2000     1999      2000     1999
                                             ----    ----       ----     ----
Operating Earnings
Total operating earnings for
 reportable segments                      $31,292  $25,928   $93,229   $65,801
Acquired in-process research
 and development charge                         0        0         0   (12,940)
Interest expense                           (3,160)  (2,856)   (9,427)   (7,077)
Other income (expense)                      1,473     (298)    1,688     1,125
                                           ------  -------   -------   -------
Earnings before income taxes             $ 29,605  $22,774   $85,490   $46,909
                                         ========  =======   =======   =======


                                             October 1,         October 3,
                                               2000                1999
                                             ---------          ---------
Assets

Total assets for reportable segments         $607,851           $465,939
Investment in discontinued operations               0              9,061
                                             --------           --------
Total assets                                 $607,851           $475,000
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

NOTE H--EARNINGS PER SHARE

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the third quarters and first nine months of 2000 and 1999. The other dilutive securities of approximately 258,000 and 291,000 at October 1, 2000, and October 3, 1999, respectively, consisted of shares of CTS common stock to be issued to DCA shareholders who have not as yet tendered their DCA shares.

(In thousands, except per share amounts)

                                  Earnings        Shares       Earnings
                                 (Numerator)   (Denominator)   Per Share
================================================================================

Third Quarter 2000:
Basic EPS                        $21,315       27,748          $0.77
================================================================================
Effect of Dilutive
 Securities:

   Stock options                                  134
   Other                                          258
--------------------------------------------------------------------------------
Diluted EPS                      $21,315       28,140          $0.76
================================================================================

Third Quarter 1999:
Basic EPS                        $15,949       27,555          $0.58
================================================================================
Effect of Dilutive
 Securities:

   Stock options                                  727
   Other                                          291
--------------------------------------------------------------------------------
Diluted EPS                      $15,949       28,573          $0.56
================================================================================

First Nine Months of 2000:
Basic EPS                        $61,023       27,764          $2.20
================================================================================
Effect of Dilutive
 Securities:

   Stock options                                  614
   Other                                          261
--------------------------------------------------------------------------------
Diluted EPS                      $61,023       28,639          $2.13
================================================================================

First Nine Months of 1999:
Basic EPS                        $32,602       27,491          $1.19
================================================================================
Effect of Dilutive
 Securities:

   Stock Options                                  783
   Other                                          308
--------------------------------------------------------------------------------
Diluted EPS                      $32,602       28,582          $1.14
================================================================================

Part 1 -- FINANCIAL INFORMATION
-------------------------------

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
Condition and Results of Operations
-----------------------------------

Changes in Financial Condition:  Comparison of October 1, 2000 to
-------------------------------  --------------------------------
December 31, 1999
-----------------


The following table highlights changes in balance sheet dollar amounts and ratios and other information related to liquidity and capital resources:

                                       (Dollars in thousands)
                                  -------------------------------------
                                  October 1,   December 31,    Increase
                                    2000           1999       (Decrease)
                                  ---------    -----------     --------
Cash                               $ 16,179    $ 24,219        $ (8,040)
Accounts receivable, net            137,187      124,682         12,505
Inventories, net                     90,728       78,942         11,786
Current assets                      281,586      254,297         27,289
Accounts payable                     98,548       68,315         30,233
Current liabilities                 178,341      154,461         23,880
Working capital                     103,245       99,836          3,409
Current ratio                          1.58         1.65          (0.07)
Interest-bearing debt              $177,250     $167,000        $10,250
Shareholders' equity                222,472      164,764         57,708
Interest-bearing debt
 as a percent of
 shareholders' equity                    80%         101%           (21)% pts.
Interest-bearing debt
 as a percent of
 capitalization                          44%          50%            (6)% pts.


From December 31, 1999 to October 1, 2000, the working capital of CTS Corporation and its subsidiaries increased $3.4 million. Increases in working capital are volume related, primarily due to sales increases of interconnect products.

The percentage of interest-bearing debt to shareholders' equity decreased due to an increase in shareholder' equity primarily resulting from increased earnings. The earnings increase was partially offset by an increase in debt related to higher capital expenditures devoted to new products and technologies, capacity expansion and land and building projects.

Changes in Financial Condition:  Comparison of October 1, 2000 to
-------------------------------  --------------------------------
December 31, 1999 - Continued
-----------------------------


Capital expenditures were $83.4 million during the first nine months of 2000, compared with $20.0 million for first nine months of 1999. These capital expenditures were primarily for equipment and tooling for new products and technologies and capacity expansion covering primarily equipment and tooling for our RF integrated modules (assemblies), and for crystals and oscillators and application specific resistor networks (components) product lines. Additionally, significant expenditures were devoted to land/building projects in Asia and the U.S. for these expansion projects.

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 2000, cash flows provided by operating activities were $78.1 million, compared to $36.0 million in the first nine months of 1999. The increase in operating cash flow was due to higher net earnings in 2000. Cash flow in the first nine months of 1999 was significantly impacted as a result of funding working capital requirements of CTS Wireless following its acquisition.

Cash flows used for investing activities totaled $89.0 million through the first nine months of 2000. This use of cash was primarily the result of $83.4 million of capital expenditures and $11.2 million paid to Motorola, Inc. due to financial performance of CTS Wireless for the year ended December 31, 1999,(Note
C). Use of cash for investing activities was partially offset by net proceeds received from the sale of property, plant and equipment including discontinued operations of $4.7 million. In the first nine months of 1999, cash flows used for investing activities totaled $89.3 million, consisting of $97.4 million of acquisition related costs for the CTS Wireless acquisition, $20.0 million of capital expenditures, partially offset by $28.1 million of net proceeds from the sale of property, plant and equipment, including discontinued operations.

Cash flows provided by financing activities were $3.8 million in the first nine months of 2000, consisting primarily of a net increase in debt of $10.3 million, proceeds from the exercise of stock options, offset by $11.2 million purchases of CTS stock. In 1999, cash flows provided by financing activities were $46.0 million, which consisted of a net increase in debt of $50.8 million (excluding the $42.0 million of debt assumed with the purchase of CTS Wireless).

CTS' capital expenditures for 2000 are presently expected to exceed $100 million, $83.4 million of which has been spent during the first nine months of fiscal 2000. These capital expenditures are primarily for new products and technologies, capacity expansion, and land/building projects in Asia and the U.S. Significant expenditures have been required in the interconnect, and RF integrated modules (assemblies segment), crystals and oscillators and Application Specific Resistor Networks (components segment) product lines.

The Company has historically been able to fund its capital and operating needs through its cash flows from operations and available credit under its bank credit facilities. CTS currently has unsecured bank credit facilities totaling $262.0 million which mature over five years. The Company believes its current cash flow and its ability to obtain additional cash, either through the issuance of additional shares of common stock or other securities and utilization of bank credit facilities, will be adequate to fund its working capital, capital expenditures and debt service requirements.

Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of Third Quarter 2000 to
---------------------------------  -----------------------------------
Third Quarter 1999
------------------

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ended October 1, 2000, and October 3, 1999.

                                             (Dollars in thousands)
                                         -------------------------------
                                         Oct. 1,    Oct. 3,     Increase
                                           2000       1999     (Decrease)
                                         ------     ------     ----------

Net sales                              $222,052   $180,203       $41,849
Gross earnings                           62,758     54,967         7,791
Gross earnings as a percent
  of sales                                 28.3%      30.5%         (2.2)% pts.
Selling, general and
  administrative expenses                21,716     21,326           390
Selling, general and
  administrative expenses as
  a percent of sales                        9.8%      11.8%         (2.0)% pts.
Research and development
  expenses                                8,237      6,566         1,671
Operating earnings                       31,292     25,928         5,364
Operating earnings, as
  a percent of sales                       14.1%      14.4%         (0.3)% pts.
Interest expense                          3,160      2,856           304
Earnings from continuing
 operations before income
 taxes                                   29,605     22,774         6,831
Income taxes                              8,290      6,825         1,465
Income tax rate                            28.0%      30.0%         (2.0)% pts.
Earnings from continuing
 operations                            $ 21,315   $ 15,949       $ 5,366

Net sales increased by $41.8 million, or 23% from the third quarter of 1999. Sales increases occurred principally in the electronic assemblies segment driven by both interconnect boxbuild products and RF integrated modules. Electronic components reflected strong demand in the frequency control, resistor and electrocomponents products, but were adversely impacted primarily due to a customer delayed CDMA program, decreases related to the decline in the analog single mode cellular phones and other customer inventory corrections.

Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of Third Quarter 2000 to
---------------------------------  -----------------------------------
Third Quarter 1999
------------------

As a percentage of total sales, sales of electronic components and electronic assemblies in the third quarter of 2000 were 58% and 42%, respectively. As a percentage of total sales, the 1999 third quarter sales of electronic components and electronic assemblies were 75% and 25%, respectively. Refer to Note F - Business Segments, for a description of the Company's business segments.

The electronic components segment experienced a $7.3 million sales decrease, or 5% from the third quarter of 1999. Sales decreases in the components segment were related to a drop in wireless components resulting from the decline in the analog single mode cellular phone, combined with customer delays in a new product introduction and a decline in sales into the South Korean market resulting from the termination of certain government subsidies. Additionally, there were no sales in third quarter 2000 compared to $5.1 million in third quarter 1999 of certain Wireless end of life products. Increases were experienced in frequency control product sales primarily for communications infrastructure, and there were improvements experienced in resistor and electrocomponents products primarily for current surface mount devices and new product introductions.

The electronic assemblies segment experienced a third quarter 2000 sales increase of $49.2 million, or 109% from the third quarter of 1999. Revenue increases were experienced both in the interconnect boxbuild products and RF integrated modules. The boxbuild assembly business demand is focused in mass storage, communications and Internet products.

Gross earnings increased primarily due to sales volume increases in the interconnect and frequency control product lines, and gross margin increases in wireless products. Gross earnings includes $2.5 million in third quarter 2000 relating to an inventory adjustment associated with the new management information system implementation.

Selling, general and administrative expenses increased primarily due to increases in wireless employee salaries and benefits for the expanding wireless component business units and professional services related to new management information systems implementation costs, primarily for training.

Research and development expenses increased primarily in wireless product design and development and for new product development activities in our automotive product lines.

The $5.4 million increase in operating earnings, was principally due to the continuing growth in electronic assemblies volume. The slight decrease in operating earnings as a percent of sales was primarily the result of a higher volume of lower margin interconnect electronic assemblies.

The effective tax rate decreased by 2.0 percentage points primarily due to higher expected earnings in lower-tax jurisdictions, particularly in CTS Wireless non-U.S. locations.

Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of Third Quarter 2000 to
---------------------------------  -----------------------------------
Third Quarter 1999
------------------


Due to lower than committed volumes from a major customer, the Company incurred a substantial under absorption of manufacturing and operating expenses within the components segment. A memorandum of understanding with the customer commits certain volumes and, accordingly, the Company billed the customer $3.9 million during the third quarter 2000 for the costs incurred. The customer has acknowledged the invoices, the payment of which is subject to verification and audit. While these costs were primarily incurred during the third quarter, no recovery was reflected in the quarter's results of operations.

Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of First Nine Months of
---------------------------------  ----------------------------------
2000 to First Nine Months of 1999
---------------------------------


The following table highlights changes in significant components of the consolidated statements of earnings for the nine-month periods ended October 1, 2000, and October 3, 1999.

                                             (Dollars in thousands)
                                        --------------------------------
                                        Oct. 1,     Oct. 3,    Increase
                                          2000        1999    (Decrease)
                                        ------      ------     ----------

Net sales                               $633,129  $478,367     $154,762
Gross earnings                           190,099   144,840       45,259
Gross earnings as a percent
  of sales                                  30.0%     30.3%        (0.3)% pts.
Selling, general and
  administrative expenses                 69,008    58,787       10,221
Selling, general and
  administrative expenses as
  a percent of sales                        10.9%     12.3%        (1.4)% pts.
Research and development

  expenses                                24,059    17,804        6,255
Acquired in-process research
  and development (IPR&D)                      0   12,940      (12,940)
Operating earnings                        93,229    52,861       40,368
Operating earnings, excluding
  IPR&D charge                            93,229    65,801       27,428
Operating earnings excluding
  IPR&D charge, as a percent
  of sales                                  14.7%     13.8%         0.9% pts.
 Interest expense                          9,427     7,077        2,350
Earnings from continuing
 operations before income
 taxes                                    85,490    46,909       38,581
Earnings from continuing
 operations before income
 taxes, excluding IPR&D charge            85,490    59,849       25,641
Income taxes                              23,938    14,307        9,631
Income tax rate                             28.0%     30.5%        (2.5)% pts.
Net loss from discontinued
 operations, net of income tax
 benefit of $355                            (529)        0         (529)
Net earnings                            $ 61,023    32,602     $ 28,421

Net sales increased by $154.8 million, or 32% from the first nine months of 1999. Sales increases occurred principally as a result of growth in the electronic assemblies segment, driven by both boxbuild assemblies and RF integrated modules. The electrocomponents and resistor electronic components business also improved significantly as the result of strong demand for current surface mount devices and new product introductions. As a percentage of total sales, sales of electronic components and electronic assemblies in the first nine months of 2000 were 64% and 36%, respectively. As a percentage of total sales, the first nine months of 1999 sales of electronic components and electronic assemblies were 78% and 22%, respectively. Refer to Note F - Business Segments, for a description of the Company's business segments.

Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of First Nine Months of
---------------------------------  ----------------------------------
2000 to First Nine Months of 1999
---------------------------------


The electronic components segment experienced a $29.1 million sales increase in the first nine months of 2000, or 8% over the first nine months of 1999. Revenue increases were realized in frequency control and resistor and electrocomponent product lines. Sales decreases within the components segment included a drop in sales of wireless components as a result of the decline in the analog single mode cellular phone, combined with customer delays in a new product introduction and a decline in sales into the South Korean market resulting from the termination of certain government subsidies. Additionally, there were no sales in the first nine months of 2000 compared to $26.0 million in the first nine months of 1999 related to certain Wireless end of life products. Total 1999 annual sales of these end of life products were $30 million. The increases in frequency control product sales were primarily for communications infrastructure, and the improvements in resistor and electrocomponents products were primarily for current surface mount devices and new product introductions.

The electronic assemblies segment experienced an increase in the first nine months of 2000 of $125.7 million, or 120% from the first nine months of 1999. Revenue increases were experienced both in the interconnect and RF integrated module business, primarily due to increased demand for the telecommunication and computer markets.

Gross earnings increased $45.3 million primarily due to wireless components improved gross margin, and the sales volume increases in frequency components as well as the increased sales volume of interconnect electronic assemblies segment products.

Selling, general and administrative expenses increased primarily as a result of the inclusion of CTS Wireless for a full nine months, and additional wireless depreciation, employee salaries and benefits for the expanding wireless component business units, and the professional services related to new management information systems implementation costs, primarily for training.

Research and development expenses increased as a result of the inclusion of CTS Wireless for a full nine months. Research and development programs are directed to improve product performance and miniaturization through advanced technology and integration, and new product development primarily in the crystals and oscillators product lines. Also expenditures and research and development efforts were devoted to new product development programs in our automotive product lines.

The increase in operating earnings was due to the volume driven growth in earnings within the electronic components segment primarily frequency control, resistor and electrocomponents products and the volume driven growth in earnings for the electronic assemblies segment of RF integrated modules and interconnect boxbuild assemblies.

Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations:  Comparison of First Nine Months of
---------------------------------  ----------------------------------
2000 to First Nine Months of 1999
---------------------------------


The effective tax rate decreased by 2.5 percentage points primarily due to higher expected earnings in lower-tax jurisdictions, particularly in CTS Wireless non-U.S. locations.

The  accounting  for  discontinued   operations  was  finalized   following  the
completion of the sale of the discontinued operations in the first quarter of 2000, resulting in a $.02 unfavorable impact on earnings per share.

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133),"Accounting for Derivative Instruments and Hedging." SFAS 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedging. This Statement is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company as required. The impact, if any, of adopting SFAS 133 on CTS' consolidated financial position, results of operations and cash flows, is not anticipated to be significant.

In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company is not expecting the implementation of SAB 101 to have a material impact on the financial statements.

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

Item 2.  Announcements
-------  -------------

On August 25, 2000, Richard G. Cutter was elected Vice President and Assistant Secretary, CTS Corporation. Mr. Cutter retains his position of General Counsel.

Additionally, on August 25, 2000, H. Tyler Buchanan was elected Vice President, CTS Corporation. Mr. Buchanan will assume overall responsibility for CTS' automotive sensors and actuator manufacturing facilities and resistor networks/electrocomponents manufacturing operations.

Effective October 1, 2000, Michael A. Henning was elected to the CTS Corporation Board of Directors. Mr. Henning is Deputy Chairman, Ernst & Young LLP.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibits
       27.1 Financial Data Schedule

b.       Reports on Form 8-K

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

Dated:  November 14, 2000