Form 10-K
period 2000-12-31
CTS CORP
filed 2001-03-09
CIK 26058

CTS CORPORATION

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                      2000

                                    FORM 10-K

                                  ANNUAL REPORT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K
                                    ---------
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For Fiscal Year Ended December 31, 2000
                  ---------------------------------------
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         Commission File Number: 1-4639
                                                 ------
                                CTS CORPORATION
                                ---------------
             (Exact name of registrant as specified in its charter)

                Indiana                                35-0225010
                -------                                ----------
     (State or other jurisdiction of            (IRS Employer Identifi-
      incorporation or organization)                cation Number)

      905 West Boulevard North, Elkhart, Indiana         46514
      ------------------------------------------         -----
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: 219-293-7511
                                                    ------------
Web site address: http://www.ctscorp.com
                  ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange

               Title of Each Class                    on Which Registered
               -------------------                    -------------------
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

There were 27,783,049 shares of Common Stock, without par value, outstanding on March 8, 2001. The aggregate market value of the voting stock held by non-affiliates of CTS Corporation was approximately $690.7 million on March 8, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE


         (1) Portions of the 2001 Proxy Statement to be filed for the annual meeting of shareholders to be held on April 18, 2001, incorporated by reference in Part 3.

         (2) Certain portions of the CTS Corporation Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 21, 1996, incorporated by reference in Part 4.

         (3) Portions of the CTS Corporation Form 8-K filed with the Commission September 2, 1998, incorporated by reference in
                  Part 4.

         (4) Portions of the CTS Corporation Form 14D-1 filed with the Commission May 16, 1997, incorporated by reference in Part 4.

         (5) Portions of the CTS Corporation Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997, incorporated by reference in Part 4.

         (6) Portions of the CTS Corporation Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 27, 1998, incorporated by reference in Part 4.

         (7) Portions of the CTS Corporation Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on February 25, 1999, incorporated by reference in Part 4.

                     SEE THE EXHIBIT INDEX -- PAGES 16 - 17

                                     PART 1

Item 1.  Business
         --------

CTS Corporation is a global electronic components and electronic assemblies manufacturer. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana Corporation in February 1929. The principal executive offices are located in Elkhart, Indiana.

CTS Corporation designs, manufactures, assembles and sells a broad line of electronic components and custom electronic assemblies primarily for the communications, computer and automotive markets. CTS operates 19 manufacturing facilities located throughout North America, Asia and Europe. CTS' product lines serve major markets globally, including the needs of original equipment manufacturers (OEMs) by utilizing CTS sales engineers, manufacturers' representatives and independent distributors.

                  BUSINESS SEGMENT AND PRODUCTS BY MAJOR MARKET
                  ---------------------------------------------

CTS has two reportable business segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies.

Electronic components consist principally of wireless components, including crystals and oscillators, ceramic filters and surface acoustic wave (SAW) filters used in cellular handsets and public infrastructure and networking communication for the communications equipment market; automotive sensors and actuators used in the automotive market; ClearONE(TM) terminators used in the computer equipment market; potentiometers, resistor networks and switches used to serve multiple markets.

Electronic assemblies are combinations of electronic products or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assemblies represent completed, higher-level functional products to be used in customer end products or assemblies. These products consist principally of interconnect products such as integrated interconnect systems and backpanels used in the mass data storage systems, internet access systems and network servers within the computer equipment market; RF (radio frequency) integrated modules used in cellular handsets for the communications equipment market; pointing sticks/cursor controls for personal computers for the computer equipment market; and low temperature cofired ceramics (LTCC) for Bluetooth communications products for the communications equipment market.

Within the two business segments, products are also identified by market. CTS products are principally sold into three primary OEM major markets including communications equipment, computer equipment and automotive. Other smaller markets include consumer electronics, instruments and controls and defense/aerospace, primarily consisting of OEM customers.

The following table provides a breakdown of net sales as a percent of net sales by segment in each segment's major markets:

                             Electronic Components  Electronic Assemblies
                             ---------------------  ---------------------


Markets                        2000   1999  1998    2000   1999    1998
-------                        ----   ----  ----    ----   ----    ----

Communications Equipment        37%    45%   17%     15%    10%      6%
Computer Equipment               5%     5%    9%     22%    13%     23%
Automotive                      15%    19%   32%     --     --      --
Other                            5%     6%    9%      1%     2%      4%
                               ---    ---   ---     ---    ---     ---
Net Sales by Segment as a %
of Consolidated Net Sales       62%    75%   67%     38%    25%     33%
                               ===    ===   ===     ===    ===     ===

Net sales to external customers, operating earnings and total assets by segment, and net sales and long- lived assets by geographic area, are contained in "Note I - Business Segments" appearing in the financial statements as noted in the Index appearing under Item 14 (a) (1) and (2).

The following table identifies major products by their business segment and markets. Many products are sold into several OEM markets.


                                  Communications    Computer
     Product                        Equipment      Equipment    Automotive    Other
   Description                        Market         Market       Market     Markets
   -----------                        ------         ------       ------     -------

Electronic Components:
----------------------
Ceramic and SAW Filters                 X
Quartz Crystals, Clock and
 Precision Oscillators                  X               X                      X
Automotive Sensors                                                  X
Resistor Networks                       X               X           X          X
ClearONE(TM) Terminators                                X
DIP Switches and
 Potentiometers                         X               X           X          X
Actuators                                                           X
Electronic Assemblies:
----------------------
Integrated Interconnect Systems
 and Backpanels                         X               X                      X
RF Integrated Modules                   X
Pointing Sticks/Cursor Controls                         X                      X
Low Temperature Cofired
 Ceramics (LTCC)                        X


                                       5

                           MARKETING AND DISTRIBUTION
                           --------------------------

CTS sales engineers and manufacturers' representatives sell CTS electronic components and electronic assemblies to OEMs. CTS maintains sales offices in China, Hong Kong, Japan, Korea, Singapore, Taiwan, Scotland and the United States. Approximately 62% of 2000 sales were attributable to coverage by CTS sales engineers. CTS sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing products to meet specific customer requirements.

CTS utilizes the services of independent manufacturers' representatives and distributors in the United States and other countries for customers not serviced directly by CTS sales engineers. Independent manufacturers' representatives receive commissions from CTS. During 2000, approximately 33% of net sales were attributable to coverage by sales representatives. Additionally, independent distributors purchase products from CTS for resale to customers. In 2000, independent distributors and/or dealers accounted for approximately 5% of net sales.

                                  RAW MATERIALS
                                  -------------

    - Raw materials used in many CTS products include steel, copper, brass, aluminum, certain precious metals, resistive and conductive inks, piezoceramics, purchased passive electronic components and semiconductors.

    - Ceramic materials are used in ceramic filters, resistor networks and RF integrated modules.

    -   Synthetic  quartz is used in surface  acoustic wave filter  products and
        frequency  control  devices,   including  quartz  crystals,   clock  and
        precision oscillators.

    - Molding compounds are used in automotive sensors, actuators, DIP switches and potentiometers.

These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe it is dependent upon one or a limited number of vendors. In 2000, substantially all of these materials were available in adequate quantities to meet CTS' production demands.

CTS does not currently anticipate any raw material shortages which would slow production. However, the lead times between the placement of orders for certain raw materials and actual delivery to CTS may vary, and occasionally might require CTS to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times for delivery.

Precious metal prices may have a significant effect on the cost and selling price of many CTS products, particularly some ceramic filters, sensors, resistor networks, switches, backpanels and integrated interconnect systems.

                                 WORKING CAPITAL
                                 ---------------

Working capital requirements are generally dependent on the overall business level. During 2000, working capital increased to $102.8 million, primarily due to the increase in accounts receivable and inventories. These increases were partially offset by increased accounts payable. Changes in CTS' cash position during 2000 are shown in the "Consolidated Statement of Cash Flow" included herein as noted in the Index appearing under Item 14 (a) (1) and (2).

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

CTS carries raw materials, including certain semiconductors, work-in-process and finished goods inventories which are unique to particular customers, and in the event of reductions or cancellations of orders, some inventories may not be useable or returnable to vendors for credit. CTS generally imposes charges for the reduction or cancellation of orders by customers, and these charges are usually sufficient to cover the financial exposure of CTS for inventories which are unique to a customer. CTS does not customarily grant special return or payment privileges to customers, although CTS' distributor program permits certain returns or adjustments. CTS' working capital requirements are generally neither cyclical nor seasonal.

                        PATENTS, TRADEMARKS AND LICENSES
                        --------------------------------

CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS believes the success of its business is not materially dependent on the existence or duration of any patent, group of patents or trademarks. CTS has in excess of 350 U.S. patents with hundreds of foreign counterpart patents.

CTS licenses the right to manufacture several electronic products to companies in the United States and non-U.S. countries. In 2000, license and royalty income was less than 1% of net sales. CTS believes the success of its business is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.

                                 MAJOR CUSTOMERS
                                 ---------------

 CTS' 15 largest customers represented approximately 75% of net sales in 2000, 71% of net sales in 1999 and 66% of net sales in 1998. Sales to Motorola, Inc., accounted for 21% of net sales in 2000, 23% of net sales in 1999 and were minimal in 1998. Sales to Compaq Computer Corporation amounted to 21% of net sales in 2000, 11% of net sales in 1999 and 12% in 1998. Sales to General Motors Corporation comprised 12% of net sales in 1998.

                                  ORDER BACKLOG
                                  -------------

Order backlog may not provide an accurate indication of present or future business levels for CTS. For many electronic components and electronic assemblies the period between receipt of orders and expected delivery is relatively short. Additionally, large orders from major customers may include backlog covering an extended period of time. Production scheduling and delivery for such orders could be changed or canceled by the customer on relatively short notice. At February 25, 2001, CTS' backlog of orders was approximately $150 million compared to approximately $190 million at February 27, 2000. This decrease is largely the result of softening market conditions. Order backlog at the end of February 2001 will generally be filled during the 2001 fiscal year.

                              GOVERNMENT CONTRACTS
                              --------------------

CTS estimates under 1% of its net sales are associated with purchases by the Government.

                                   COMPETITION
                                   -----------

 CTS competes with many U.S. and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery and service. Most CTS product lines encounter significant global competition. The number of significant competitors varies from product line to product line. No one competes with CTS in every product line, but many competitors are larger and more diversified than CTS. Some competitors are divisions or affiliates of customers. CTS is subject to competitive risks which are the nature of the electronics industry including shorter product life cycles and technical obsolescence.

 Some customers have reduced or plan to reduce the number of suppliers while increasing the volume of purchases. Most customers are demanding higher quality, reliability and delivery standards from CTS as well as competitors. These trends create opportunities for CTS, but also increase the risk of loss of business to competitors.

 CTS believes it competes most successfully in custom products manufactured to meet specific applications of major OEMs.

                           NON-U.S. REVENUES AND RISKS
                           ---------------------------

 In 2000, approximately 52% of net sales to external customers originated from non-U.S. operations compared to 53% in 1999. At December 31, 2000, approximately 36% of total CTS assets were non-U.S. A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated. CTS believes the business risks to its non-U.S. operations, though substantial, are normal risks for non-U.S. businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns, government regulations and expropriation. CTS has manufacturing facilities in Canada, China, Mexico, Scotland, Singapore and Taiwan.

 Net sales to external customers originating from non-U.S. operations for the electronic components segment were $305.4 million in 2000 compared to $280.4 in 1999, and for the electronic assemblies segment were $146.6 million in 2000 compared to $78.0 in 1999. Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales to external customers and long-lived assets by geographic area, is contained in "Note I - Business Segments" appearing in the financial statements as noted in the Index appearing under Item 14(a) (1) and (2).


                       RESEARCH AND DEVELOPMENT ACTIVITIES
                       -----------------------------------

 In 2000, 1999 and 1998, CTS spent $32.6, $25.3 and $13.4 million, respectively, for research and development. CTS believes a strong commitment to research and development is required for future growth. Most CTS research and development activities relate to developing new products and technologies, improving product flow and adding product value to meet the current and future needs of its customers. CTS employs approximately 1,000 engineers and technicians who develop new materials, new processes and innovative products. CTS provides its customers with full systems support to ensure part quality and reliability through all phases of design, launch and manufacturing to meet or exceed customer requirements. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers. CTS expenses all research and development costs as incurred.

                                     EMPLOYEES
                                     ---------

 CTS employed 9,060 persons at December 31, 2000, and approximately 62% of these persons were employed outside the United States. Approximately 350 CTS employees in the United States were covered by collective bargaining agreements as of December 31, 2000. There are two collective bargaining agreements at one location, one agreement will expire in 2003 and the other will expire in 2005.

 Item 2. Properties
         ----------

 CTS has manufacturing facilities, administrative, research and development and sales offices in the following locations.


                                              Square           Owned/
 Manufacturing Facilities                     Footage         Leased             Business Segment
 ------------------------                     -------         ------             ----------------

 Albuquerque, New Mexico                      267,000          Owned (1)         Electronic Components
 Berne, Indiana                               249,000          Owned             Electronic Components
                                                                                   and Electronic Assemblies
 Burbank, California                            9,200          Owned             Electronic Components
 Burbank, California                            4,850          Leased            Electronic Components
 Carlisle, Pennsylvania                        94,000          Leased            Electronic Components
 Chung-Li, Taiwan                             145,000          Leased            Electronic Components
                                                                                    and Electronic Assemblies
 Dongguan, China                               23,000          Leased            Electronic Assemblies
 Elkhart, Indiana                             319,000          Owned             Electronic Components
 Glasgow, Scotland                             75,000          Owned             Electronic Components
 Glasgow, Scotland                             20,000          Leased               and Electronic Assemblies
 Hudson, New Hampshire                         20,000          Leased            Electronic Assemblies
 Kaohsiung, Taiwan                            133,000          Owned             Electronic Components
 Londonderry, New Hampshire                    83,000          Leased            Electronic Assemblies
 Matamoros, Mexico                             51,000          Owned             Electronic Components
                                                                                    and Electronic Assemblies
 Sandwich, Illinois                            94,000          Owned             Electronic Components
 Singapore                                    159,000          Owned (2)         Electronic Components
 Streetsville, Ontario, Canada                112,000          Owned             Electronic Components
                                                                                     and Electronic Assemblies
 Tianjin, China                               160,000          Leased            Electronic Components
 West Lafayette, Indiana                      106,000          Owned             Electronic Assemblies
                                              -------
 Total Manufacturing                        2,124,050
                                            =========


 (1) The land and buildings are collateral for certain industrial revenue bonds.

 (2) Ground lease through 2039; restrictions on use and transfer apply.


                                       10




                                               Square         Owned/
 Non-Manufacturing Facilities                  Footage       Leased            Description
 ----------------------------                  -------       ------            -----------
 Baldwin, Wisconsin                             39,000        Owned            Storage Facility
 Bloomingdale, Illinois                        110,000       Leased            Administrative Offices and
                                                                                 Research
 Brownsville, Texas                             85,000        Owned            Warehousing Facility
 Elkhart, Indiana                               93,000        Owned            Administrative Offices & Research
 Kowloon, Hong Kong                                600       Leased            Sales Office
 New Hartford, Connecticut                     212,000        Owned            Storage Facility
 Seoul, Korea                                    4,300       Leased            Sales Office
 Southfield, Michigan                            1,700       Leased            Sales Office
 Taipei, Taiwan                                  1,250       Leased            Sales Office
 Yokohama, Japan                                 1,400       Leased            Sales Office


 All non-manufacturing facilities are used by both the electronic components and the electronic assemblies segments.

 CTS regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor and location to its markets and major customers. Management believes the Company's manufacturing facilities are suitable and adequate, and have sufficient capacity to meet its current needs. The extent of utilization varies from plant to plant and with general economic conditions. CTS also reviews the operating costs of its facilities and may from time to time relocate or move a portion of its manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow. CTS is in the process of constructing new facilities in Longtan, Taiwan (owned) and Tianjin, China (land use right) to replace leased facilities.

 Item 3. Legal Proceedings
         -----------------

 Certain processes in the manufacture of CTS' current and past products create hazardous waste by- products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party ("PRP") regarding hazardous waste remediation at several non-CTS sites. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position or results of operations of CTS.

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

Item   4.   Submission   of   Matters   to   a   Vote   of   Security    Holders
---------------------------------------------------

During the fourth quarter of 2000, no matter was submitted to a vote of CTS security holders.

                                     PART 2

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ----------------------------------------------------------------------

The principal market for CTS common stock is the New York Stock Exchange using the symbol "CTS." Quarterly market high and low trading prices for CTS Common Stock for each quarter of the past two years and the amount of dividends declared during the previous two years can be located in "Shareholder Information," appearing herein. On March 8, 2001, there were approximately 1,520 CTS common shareholders of record.

CTS' current practice is to pay dividends at an annual rate of $0.12 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS and any other factors considered relevant by the Board of Directors.

Item 6. Selected Financial Data

         -----------------------

A summary of selected financial data for CTS for each of the previous five years is contained in the "Five-Year Summary," included herein.

Certain   acquisitions,   divestitures,   closures  of  businesses  and  certain
accounting   reclassifications   do  affect  the  comparability  of  information
contained in the "Five-Year Summary."

Item 7. Management's Discussion and Analysis of Financial Condition and Results
       ------------------------------------------------------------------------
        of Operations
        -------------

Information about liquidity, capital resources and results of operations, for the three previous fiscal years, is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1998-2000)," included herein.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

A discussion of market risk for CTS is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1998 - 2000)," included herein and "Note A - Financial Instruments" and "Note A - Accounting Pronouncements" of the financial statements as noted in the Index appearing under item 14 (a) (1) and (2).

 Item 8. Financial Statements and Supplementary Data
         -------------------------------------------

 Consolidated financial statements, meeting the requirements of Regulation S-X, the Report of Independent Accountants, and "Quarterly Results of Operations" and "Per Share Data" appear in the financial statements and supplementary financial data included herein as noted in the Index appearing under Item 14
 (a)(1) and (2).

 Item 9. Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

 Not applicable.


                                     PART 3

 Item 10.  Directors and Executive Officers of the Registrant
           --------------------------------------------------

 Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained in the 2001 Proxy Statement, pages 5-6, under the caption "Election of Directors" to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2001 Proxy Statement, page 12, under the caption "Directors' & Officers' Stock Ownership", to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 28, 2000, or elected as indicated. They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on April 18, 2001, at which time the election of officers will be considered again by the Board of Directors.

                                LIST OF OFFICERS
                                ----------------


 Name                     Age           Position and Offices
 ----                     ---           --------------------
 Joseph P. Walker         62            Chairman of the Board and Chief
                                          Executive Officer
 Donald K. Schwanz        56            President and Chief Operating
                                          Officer
 Philip G. Semprevio      50            Executive Vice President
 Jeannine M. Davis        52            Executive Vice President
                                          Administration and Secretary
 Donald R. Schroeder      52            Executive Vice President
                                          and Chief Technology Officer
 H. Tyler Buchanan        49            Vice President
 James L. Cummins         45            Vice President Human Resources
 George T. Newhart        58            Vice President, Investor Relations
                                           and Interim Chief Financial
                                           Officer
 Richard G. Cutter        54            Vice President, General Counsel
                                           and Assistant Secretary
 Matthew W. Long          39            Assistant Treasurer



                            BRIEF HISTORY OF OFFICERS
                            -------------------------

Joseph P. Walker has served as Chairman of the Board and Chief Executive Officer of CTS since 1988. From 1988 to January 18, 2001, Mr. Walker also served as President.

Donald K. Schwanz was elected as President and Chief Operating Officer, effective January 18, 2001. Prior to joining CTS, he was President of the industrial control business of Honeywell, Inc., and had been with Honeywell since 1979, with positions of increasing responsibility.

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

Jeannine M. Davis was elected as Executive Vice President Administration and Secretary, effective June 29, 1999. Ms. Davis was elected to the CTS Board of Directors on June 27, 2000. Previously, she served as Vice President, Secretary and General Counsel since 1988.

Donald R. Schroeder was elected as Executive Vice President and Chief Technology Officer, effective December 20, 2000. In January 2000, Mr. Schroeder was elected as Vice President Business and Chief Technology Officer. From 1995 to January 2000, Mr. Schroeder served as Vice President Sales and Marketing.

H. Tyler Buchanan was elected Vice President on August 25, 2000. Prior to his promotion, he held the position of Vice President and General Manager, CTS Automotive Products. He has held positions of varying responsibility with CTS since 1977.

James L. Cummins has served as Vice President Human Resources since 1994. From 1991 - 1994, he served as Director of Human Resources for CTS Corporation.

George T. Newhart was appointed Interim Chief Financial Officer on January 29, 2001, and was elected Vice President Investor Relations on December 8, 2000. Prior to this appointment, Mr. Newhart served as Vice President and Corporate Controller since 1998, and prior to this appointment, from 1989 - 1998, he served as Corporate Controller.

Richard G. Cutter, III, was elected Vice President and Assistant Secretary on August 25, 2000. Prior to this appointment, Mr. Cutter was General Counsel since January 2000, and retains that position. Prior to joining CTS, he was General Counsel with General Electric - Silicones.

Matthew W. Long was elected as Assistant Treasurer on December 18, 2000. Mr. Long was Corporate Controller for Morgan Drive Away, Inc. from July through December 2000. Prior to this, he served as Controller with CTS' Electrocomponents business and as External Financial Accounting Manager from 1996 - July 2000.

 Item 11. Executive Compensation
          -----------------------

 Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 2001 Proxy Statement under the captions "Director Compensation," page 12, and "Executive Compensation," pages 14 - 16, to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

 Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management, is contained in the 2001 Proxy Statement under the caption "Directors' & Officers' Stock Ownership," page 12, to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 Item 13. Certain Relationships and Related Transactions
          ----------------------------------------------

 None.

                                     PART 4

 Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
          -----------------------------------------------------------------

 The list of financial  statements and schedules required by Item 14 (a) (1) and
 (2) is contained on page S-1 herein.

 (a) (3)   Exhibits

         (3)(i) Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 5 to the Company's current Report on Form 8-K, filed with the Commission on September 2, 1998).

         (3)(ii) Bylaws, (Incorporated by reference to Exhibit 4 to the Company's current Report on Form 8-K, filed with the Commission on September 2, 1998).

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

         (10)(c) CTS Corporation 1988 Restricted Stock and Cash Bonus Plan approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).

         (10)(d) CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).

         (10)(e) The CTS Corporation 1997 Stock Option Agreements approved by the shareholders on October 16, 1997, filed as Exhibit
                     (10)(l) to the Company's Form 10-K for 1997, filed with the Commission on March 27, 1998.

         (10)(f) Asset Sale Agreement dated December 22, 1998, and Earnout Exhibit thereto between CTS Wireless Components, Inc. and Motorola, Inc., under which CTS Wireless Components, Inc. acquired the assets of Motorola's Components Products Division, (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for 1998, filed with the Commission on February 25, 1999).

         (10)(g) Prototype severance agreement between the Company and its officers, general managers and managing directors filed herewith.

         (10)(h) The CTS Corporation Executive Deferred Compensation Plan effective September 14, 2000 filed herewith.

         (21)        Subsidiaries filed herewith.

         (23) Consent of PricewaterhouseCoopers LLP to incorporation by reference of this Annual Report on Form 10-K for the fiscal year 2000 to Registration Statement 333-90697 on Form S-3, Registration Statement 33-27749 on Form S-8, Registration Statement 333-5730 on Form S-8 and Registration Statement 333-91339 on Form S-8.


 (b)     Reports on Forms 8-K
         --------------------

         During the three-month period ending December 31, 2000, CTS filed one report on Form 8-K, dated December 29, 2000, under Item 5., Other Events, related to the future amendment of the Rights Agreement.

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

         Date                        By  /S/George T. Newhart
                                         George T. Newhart
                                         Vice President Investor Relations and
                                         Interim Chief Financial Officer

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

 Date                           By /S/ Walter S. Catlow
                                   Walter S. Catlow,  Director

 Date                           By /S/ Lawrence J.. Ciancia
                                   Lawrence J. Ciancia, Director

 Date                           By /S/ Thomas G. Cody
                                   Thomas G. Cody, Director

 Date                           By /S/ Jeannine M. Davis
                                    Jeannine M. Davis, Director

 Date                           By /S/ Gerald H. Frieling, Jr.
                                   Gerald H. Frieling, Jr., Director

 Date                           By /S/ Roger R. Hemminghaus
                                   Roger R. Hemminghaus, Director

 Date                           By /S/ Michael A. Henning
                                   Michael A. Henning, Director

 Date                           By /S/ Robert A. Profusek
                                   Robert A. Profusek, Director

 Date                           By /S/ Joseph P. Walker
                                   Joseph P. Walker, Director

 Date                           By /S/ Randall J. Weisenburger
                                   Randall J. Weisenburger, Director

 Date                           By /S/ Thomas A. Kroll
                                   Thomas A. Kroll,
                                   Controller, Group Accounting


Financial Highlights
--------------------
(In thousands except per share data)



For the Year                                                                               2000              1999             1998
==================================================================================================================================
Net sales                                                                              $866,523          $677,076         $370,441
Earnings, excluding the 1999 $8.6 million after-tax effect of acquired IPR&D             83,802            60,138           37,474
Net earnings                                                                             83,802            51,468           37,474
Average common shares outstanding -- diluted                                             28,675            28,589           29,228
Per share data:
     Earnings -- diluted, excluding the 1999 $0.30 after-tax effect of acquired IPR&D     $2.92             $2.10            $1.28
     Net earnings -- diluted -- Note M                                                     2.92              1.80             1.28
     Dividends declared                                                                    0.12              0.12             0.12
Capital expenditures                                                                    119,216            32,896           21,330

At Year End
==================================================================================================================================
Working capital                                                                        $102,805          $ 99,836         $ 35,306
Long-term debt (including current maturities)                                           188,000           167,000           56,000
Shareholders' equity                                                                    246,357           164,764          123,839
Equity per outstanding share                                                               8.87              6.00             4.55



                                       19


Consolidated Statements of Earnings
-----------------------------------
(In thousands of dollars except per share amounts)

                                                                                                    Year Ended
                                                                                                    ----------

                                                                                 December 31        December 31         December 31
                                                                                        2000               1999                1998
                                                                                 -----------        -----------         -----------

Net sales                                                                           $866,523           $677,076            $370,441
Costs and expenses:
     Cost of goods sold                                                              605,598            471,543             255,844
     Selling, general and administrative expenses                                     94,501             80,866              51,300
     Research and development expenses                                                32,583             25,348              13,387
     Acquired in-process research and development (IPR&D) - Note B                        --             12,940                  --
     Amortization of intangible assets                                                 5,211              3,583                 302
                                                                                     -------             ------              ------
         Operating earnings                                                          128,630             82,796              49,608
                                                                                     -------             ------              ------
Other (expense) income:
     Interest                                                                        (13,050)            (9,944)             (2,194)
     Interest income                                                                     846                865               1,141
     Other                                                                               701                338                 886
                                                                                     -------             ------              ------
        Total other expense                                                          (11,503)            (8,741)               (167)
                                                                                     -------             ------              ------
        Earnings before income taxes                                                 117,127             74,055              49,441
                                                                                      32,796             22,587              15,368
                                                                                     -------             ------              ------
        Earnings from continuing operations                                           84,331             51,468              34,073
                                                                                     -------             ------              ------

Discontinued operations:
     (Loss) earnings from discontinued operations, net
      of income tax(benefit) charge of ($355) in 2000
      and $2,267 in 1998 -- Note C                                                      (529)                --               3,401
                                                                                     -------            -------             -------
        Net earnings                                                                 $83,802            $51,468             $37,474
                                                                                     =======            =======             =======

Earnings (loss) per share -- Note M

     Basic:
         Continuing operations                                                         $3.05              $1.87               $1.22
         Discontinued operations                                                       (0.02)                --                0.12
                                                                                       -----              -----               -----
         Net earnings per share                                                        $3.03              $1.87               $1.34
                                                                                       =====              =====               =====

     Diluted:
         Continuing operations                                                         $2.94              $1.80               $1.17
         Discontinued operations                                                       (0.02)                --                0.11
                                                                                       -----              -----               -----
         Net earnings per share                                                        $2.92              $1.80               $1.28
                                                                                       =====              =====               =====

The accompanying notes are an integral part of the consolidated financial statements.

                                       20


Consolidated Balance Sheets
---------------------------
(In thousands of dollars)
                                                                                                      December 31      December 31
                                                                                                             2000             1999
                                                                                                      -----------      -----------
ASSETS

Current Assets

    Cash and equivalents                                                                                 $ 20,564         $ 24,219
    Accounts receivable, less allowances (2000 -- $1,837; 1999 -- $2,628)                                 145,920          124,682
    Inventories

       Finished goods                                                                                      29,756           19,399
       Work-in-process                                                                                     16,490           20,288
       Raw materials                                                                                       58,070           39,255
                                                                                                          -------          -------
         Total inventories                                                                                104,316           78,942
    Other current assets                                                                                    8,920            4,869
    Deferred income taxes -- Note H                                                                        25,976           21,585
                                                                                                          -------          -------
         Total current assets                                                                             305,696          254,297
Property, Plant and Equipment
    Buildings and land                                                                                     96,690           61,265
    Machinery and equipment                                                                               317,390          240,619
                                                                                                          -------          -------
         Total property, plant and equipment                                                              414,080          301,884
    Accumulated depreciation                                                                             (189,219)        (162,192)
                                                                                                         --------         --------
         Net property, plant and equipment                                                                224,861          139,692
Other Assets

    Prepaid pension expense -- Note G                                                                      84,301           68,990
    Investment in discontinued operations -- Note C                                                             -            9,061
    Intangible assets                                                                                      64,177           53,336
    Accumulated amortization                                                                              (10,571)          (5,493)
    Other                                                                                                   4,465            2,769
         Total other assets                                                                               142,372          128,663
                                                                                                         --------         --------
Total Assets                                                                                             $672,929         $522,652
                                                                                                         ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

    Current maturities of long-term debt -- Note E                                                       $ 10,000         $  5,000
    Notes payable -- Note D                                                                                 7,397            7,428
    Accounts payable                                                                                      100,394           68,315
    Accrued salaries, wages and vacation                                                                   17,016           16,745
    Income taxes payable                                                                                   18,374           12,187
    Other accrued liabilities                                                                              49,710           44,786
                                                                                                         --------         --------
         Total current liabilities                                                                        202,891          154,461
Long-term debt -- Note E                                                                                  178,000          162,000
Other long-term obligations -- Note E                                                                       6,689            9,846
Deferred income taxes -- Note H                                                                            34,612           27,263
Postretirement benefits -- Note G                                                                           4,380            4,318
Contingencies -- Note L                                                                                        --               --
Shareholders' Equity
    Preferred stock -- authorized 25,000,000 shares without par value;  none issued -- Note J                  --               --
    Common stock -- authorized 75,000,000 shares without par value;  48,436,908 shares issued
       at December 31, 2000, and 48,419,604 shares issued at December 31, 1999 -- Note J                  198,877          193,612
    Additional contributed capital                                                                         14,558            9,005
    Retained earnings                                                                                     325,850          245,414
    Cumulative translation adjustment                                                                      (1,561)             291
                                                                                                          -------          -------

                                                                                                          537,724          448,322
         Cost of common stock held in treasury (2000 -- 20,655,721 shares; 1999
          -- 20,957,649 shares) -- Note K                                                                (291,367)        (283,558)
                                                                                                         --------         --------
         Total shareholders' equity                                                                       246,357          164,764
                                                                                                         --------         --------
Total Liabilities and Shareholders' Equity                                                               $672,929         $522,652
                                                                                                         ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                       21


Consolidated Statements of Cash Flows
-------------------------------------
(In thousands of dollars)

                                                                                       Year Ended

                                                                                       ----------

                                                                   December 31         December 31     December 31
                                                                          2000                1999            1998
                                                                   -----------         -----------     -----------
 Cash flows from operating activities:

    Net earnings                                                     $ 83,802           $ 51,468          $ 37,474
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Net loss (earnings) from discontinued operations                    529                 --            (3,401)
      Depreciation and amortization                                    44,325             33,907            19,155
      Deferred income taxes                                             3,077             (5,337)            6,176
      Income tax benefit related to exercised stock options             6,395                 --                --
      Acquired in-process research and development                         --             12,940                --

      Changes in assets and liabilities net of effects of acquisitions:

         Accounts receivable                                          (21,238)           (77,639)            4,271
         Inventories                                                  (26,278)           (24,853)            1,924
         Prepaid pension asset                                        (15,311)            (6,368)           (7,336)
         Accounts payable and accrued liabilities                      30,505             72,126            (7,548)
         Income taxes payable                                           6,187              1,958            (4,088)
      Other                                                            (1,456)            (1,348)              (15)
                                                                      -------            -------           -------
          Total adjustments                                            26,735              5,386             9,138
                                                                      -------            -------           -------
          Net cash provided by continuing operations                  110,537             56,854            46,612
         Net cash provided by (used in) discontinued operations           318             (1,161)            6,659
                                                                      -------            -------           -------
            Net cash provided by operating activities                 110,855             55,693            53,271
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment,
      including discontinued operations, net                            7,000             28,646            20,691
    Payment for purchase of CTS Wireless -- Note B                    (11,200)           (97,445)               --
    DCA acquisition costs                                              (2,922)            (2,932)           (6,416)
    Capital expenditures                                             (119,216)           (32,896)          (21,330)
                                                                     --------           --------           -------
            Net cash used in investing activities                    (126,338)          (104,627)           (7,055)
Cash flows from financing activities:
    Proceeds from issuance of long-term obligations --
      CTS Wireless acquisition                                             --             97,445                --
    Proceeds from issuance of long-term obligations -- other           26,000                 --                --
    Payments of long-term obligations, net                             (5,000)           (28,445)           (5,206)
    Dividends paid                                                     (3,337)            (3,301)           (3,421)
    Purchases of treasury stock                                        (9,284)            (9,175)          (56,273)
    Stock options acquired                                                 --                 --            (5,273)
    Exercise of stock options                                           4,221                851               336
    Other                                                                 (31)                --               (48)
                                                                      -------           --------          --------
            Net cash provided by (used in) financing activities        12,569             57,375           (69,885)
Effect of exchange rate changes on cash                                  (741)              (495)               95
                                                                      -------           --------          --------
Net (decrease) increase in cash                                        (3,655)             7,946           (23,574)
Cash and equivalents at beginning of year                              24,219             16,273            39,847
                                                                     --------           --------          --------
Cash and equivalents at end of year                                  $ 20,564           $ 24,219          $ 16,273
                                                                     ========           ========          ========
Supplemental cash flow information Cash paid during the year for:

      Interest                                                       $ 13,094           $  9,711          $  4,685
      Income taxes -- net                                              13,914             24,195            17,218
Noncash investing and financing activities
      Common stock issued in connection with DCA acquisition         $    199           $    595          $  3,059

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.



Consolidated Statements of Shareholders' Equity
----------------------------------------------
(In thousands of dollars)

                                                                       Accumulated
                                                                             Other                 Additional
                                                 Common   Retained   Comprehensive  Comprehensive Contributed    Treasury
                                                  Stock   Earnings        Earnings       Earnings     Capital       Stock    Total
                                                 ------   --------   -------------  ------------- -----------    --------    -----


    Balances at December 31,1997               $186,794   $163,169          $  694                    $15,822   $(218,983) $147,496
Net earnings                                                37,474                      $  37,474                            37,474
Cumulative translation adjustment
 (net of tax of $36)                                                           112            112                               112
                                                                                        ---------
    Comprehensive earnings                                                                 37,586
                                                                                        =========
Cash dividends of $0.12 per share                           (3,358)                                                          (3,358)
Returned 10,200 shares to treasury forfeited
 from restricted stock and cash bonus plan--net      (9)                                                   57         (48)
Issued 166,442 shares on exercise
 of stock options -- net                            503                                                              (167)      336
Stock options acquired--Note F                                                                         (5,273)               (5,273)
Stock compensation                                                                                        266                   266
Acquired 3,535,028 shares for treasury stock                                                                      (56,273)  (56,273)
Issued 266,442 shares to former DCA
 shareholders                                     3,059                                                                       3,059
-----------------------------------------------------------------------------------------------------------------------------------
    Balances at December 31, 1998               190,347    197,285             806                     10,872    (275,471)  123,839
Net earnings                                                51,468                         51,468                            51,468
Cumulative translation adjustment
(net of tax benefit of $169)                                                  (515)          (515)                             (515)
                                                                                           -------
    Comprehensive earnings                                                                 50,953
                                                                                           =======
Cash dividends of $0.12 per share                           (3,339)                                                          (3,339)
Issued 201,000 shares on restricted
 stock and cash bonus plan--net                   2,151                                                (2,893)        742
Issued 169,547 shares on exercise
 of stock options -- net                            513                                                               338       851
Stock compensation                                    6                                                 1,026           8     1,040
Acquired 205,800 shares for treasury
 stock--Note K                                                                                                     (9,175)   (9,175)
Issued 51,816 shares to former DCA
 shareholders                                       595                                                                         595
-----------------------------------------------------------------------------------------------------------------------------------
    Balances at December 31, 1999               193,612    245,414             291                      9,005    (283,558)  164,764
Net earnings                                                83,802                         83,802                            83,802
Cumulative translation adjustment
 (net of tax benefit of $556)                                               (1,852)        (1,852)                           (1,852)
                                                                                           ------
    Comprehensive earnings                                                                $81,950
                                                                                          =======

Cash dividends of $0.12 per share                           (3,366)                                                          (3,366)
Returned 41,800 shares to treasury
 forfeited from restricted stock and
 cash bonus plan -- net                              47                                                    123        (170)
Issued 519,247 shares on exercise
    of stock option -- net                        4,369                                                  4,632       1,615   10,616
Stock compensation                                  650                                                    798          30    1,478
Acquired 190,000 shares for treasury
 stock--Note K                                                                                                      (9,284)  (9,284)
Issued 17,304 shares to former DCA
 shareholders                                       199                                                                         199
-----------------------------------------------------------------------------------------------------------------------------------
    Balances at December 31, 2000              $198,877   $325,850        $(1,561)                     $14,558   $(291,367)$246,357
===================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(In thousands except share and per share data)

NOTE A--Summary of Significant Accounting Policies
--------------------------------------------------

Principles of Consolidation: The consolidated financial statements include the accounts of CTS and its wholly- owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition: Revenues from product sales are recognized when title transfers at the time of shipment to the customer.

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

CTS assesses the recoverability of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that an impairment may have occurred. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value.

Retirement Plans: CTS has various defined benefit and defined contribution retirement plans covering a majority of its employees. CTS' policy is to annually fund the defined benefit pension plans at or above the minimum required by law.

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

Income Taxes: CTS provides deferred income taxes for transactions reported in different periods for financial reporting and income tax return purposes pursuant to the requirements of the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes."

Translation of Foreign Currencies: The financial statements of CTS' non-U.S. subsidiaries, except the United Kingdom subsidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings. The assets and liabilities of CTS' United Kingdom subsidiary are translated into U.S. dollars at the current exchange rate at period end, with resulting translation adjustments made directly to the "cumulative translation adjustment" component of shareholders' equity. Statements of earnings accounts are translated at the average rates during the period.

Financial Instruments: CTS' financial instruments consist primarily of cash, cash equivalents, trade receivables and payables, and obligations under long-term debt. The carrying value for cash and equivalents, and trade receivables and payables approximates fair value based on the short-term maturities of these instruments. The carrying value for all long-term debt outstanding at December 31, 2000, and 1999 approximates fair value where fair value is based on market prices for the same or similar debt and maturities.

Concentration of Credit Risk: Trade receivables subject CTS to the potential for credit risk with major customers. CTS sells its products to customers principally in the communications, automotive and computer industries, primarily in North America, Europe and the Pacific Rim. CTS performs ongoing credit evaluations of its customers to minimize credit risk. CTS generally does not require collateral. Sales to Motorola, Inc. ("Motorola") and Compaq Computer Corporation("Compaq") were each approximately 21% of sales for the year ended December 31, 2000, which exposes CTS to a concentration of credit risk. Sales to Motorola and Compaq were 23% and 11%, respectively, of sales for the year ended December 31, 1999. Management believes the likelihood of incurring material losses due to concentration of credit risk is remote.

Stock-Based Compensation: CTS accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations.

See Note F for the required pro forma net income and earnings per share disclosures required by FASB Statement No. 123, "Accounting for Stock-Based Compensation."

Earnings Per Share: Basic and diluted earnings per common share are reported in conformity with FASB Statement No. 128, "Earnings per Share." All prior period earnings per share ("EPS") data presented have been restated to reflect a two-for-one stock split in 1999 (Note J). Basic earnings per share excludes any dilution and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock that shared in the earnings of CTS. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive securities. Refer to Note M for the reconciliation of the numerator and denominator of the basic and diluted EPS computations.

Comprehensive Earnings: CTS reports comprehensive earnings in accordance with FASB Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive earnings and its components. The components of comprehensive earnings for CTS include foreign translation adjustments and net earnings and are reported within the Statements of Shareholders' Equity in the columns titled "Comprehensive Earnings" and "Accumulated Other Comprehensive Earnings."

Accounting Pronouncements: The FASB issued Statement No. 133, "Accounting for Derivatives and Hedging Activities," which, as amended, is effective for CTS January 1, 2001. This statement standardizes the accounting for derivative instruments by requiring an entity to recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. CTS continues to evaluate the impact of adopting the standard, but does not expect the impact to be material.

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

Reclassifications: Certain reclassifications have been made for the years presented in the financial statements to conform to the classifications adopted in 2000.

NOTE B--Acquisition
-------------------

On February 26, 1999, CTS completed the acquisition of certain assets and liabilities of the Component Products Division of Motorola ("CTS Wireless"). CTS Wireless designs and manufactures electronic components and assemblies including ceramic filters, quartz crystals, crystal oscillators, surface acoustic wave components and piezoceramic devices in five facilities in the USA and Asia, primarily for the wireless communications industry.

The acquisition was accounted for under the purchase method of accounting. As part of the acquisition, CTS paid Motorola $94 million at the closing and assumed approximately $49 million of debt (including pension obligations). CTS may be obligated to pay additional amounts depending upon increased sales and profitability of CTS Wireless through 2003. The calculation resulted in an additional payment of $11.2 million for 1999 and an estimated liability of $15.0 million for 2000. The maximum remaining potential payment under the acquisition agreement was $79.6 million at December 31, 2000. CTS financed a substantial portion of the purchase price through bank borrowings. CTS incurred approximately $4 million in costs directly associated with the acquisition which are included in the overall consideration.

The purchase price has been allocated to the assets acquired based on the estimated fair values as follows:

                                                              (In millions)

Inventory                                                            $ 19.9
Property, plant and equipment                                          78.7
Current technology                                                     12.0
Identifiable intangible assets                                         49.2
In-process research and development (IPR&D)                            12.9
                                                                     ------
     Total                                                           $172.7
                                                                     ======

Identifiable intangible assets include trademarks, tradenames, technology rights and customer lists that are amortized over 4 - 30 years. Current technology is amortized over four years.

In-process research and development represented the value assigned to research and development projects of CTS Wireless that were commenced but not yet completed or reached technological feasibility at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. As of the date of acquisition, the $12.9 million of purchase price allocated to in-process research and development related to technologies being developed for next-generation products and represented products that were in the development cycle that had not yet reached a level of technological feasibility and had no alternative future use. CTS Wireless' in-process research and development projects were initiated to address the rapid technological change associated with the wireless communications industry. The incomplete projects included developing technology for the miniaturization of components such as oscillators, quartz and ceramics. The calculations of amounts allocated to in-process research and development projects were based on risk-adjusted future cash flows related to the incomplete research and development projects. The resulting cash flows were discounted to their present value using a rate of 18%, which exceeded the overall cost of capital for CTS.

 Estimated net cash inflows from the acquired in-process technology, related to CTS Wireless, commenced in the latter part of 1999 and are projected to steadily decline through 2004. As of the date of acquisition, approximately $10 million had been expended to develop these research and development projects. Remaining efforts on the projects are significant and include important phases of project design, development and testing. CTS has reviewed the assumptions used in the forecasts and continues to believe that the amount allocated to acquired in-process research and development is reasonable.

 The operating results of CTS Wireless have been included in the consolidated statements of earnings from the date of acquisition. Pro forma results of operations as if the acquisition of CTS Wireless had occurred at the beginning of 1999 follow:
                                                    Pro forma
                                                   Year ended
                                            December 31, 1999
                                            -----------------
Unaudited

Net sales (In millions)                                 $ 722
Net earnings (In millions)                              $  53
Diluted earnings per share                              $1.84

 These unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of acquired intangible assets and increased interest expense on acquisition debt. In management's opinion, the pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1999, or of future operations of CTS giving effect to the acquisition.

NOTE C--Discontinued Operations
-------------------------------

During 1998, CTS finalized a plan to sell all of the businesses obtained in the acquisition of Dynamics Corporation of America ("DCA") not strategic to CTS' electronic components and electronic assemblies core business segments. During the first quarter of 2000, the disposition of DCA acquired businesses was completed resulting in a net loss of $0.5 million.

These noncore businesses are recorded as discontinued operations for all periods presented in the consolidated financial statements. For the years ended December 31, 2000, 1999 and 1998, CTS received gross proceeds related to the sale of discontinued operations of $4 million, $31 million and $22 million, respectively.

Operating results for discontinued operations are summarized as follows:

Discontinued Operations                                   1999           1998
-----------------------                                   ----           ----

Net sales                                              $21,649       $102,984
                                                       =======       ========
Earnings before income taxes                                --          5,668
Income tax provision                                        --          2,267
                                                       -------       --------
Total discontinued operations, net of income taxes     $    --       $  3,401
                                                       =======       ========


Note D--Notes Payable
---------------------

CTS had unsecured line of credit arrangements of $18,317 and $20,312 at December 31, 2000, and 1999, respectively. These arrangements are generally subject to annual renewal and renegotiation, and may be withdrawn at the banks' option. Average daily short-term borrowings, including borrowings denominated in non-U.S. currencies, were $3,438 and $3,017 during 2000 and 1999, respectively. The weighted-average interest rate, computed by relating interest expense to average daily short-term borrowings, was 8.8% in 2000 and 6.5% in 1999.

NOTE E--Long-term Debt and Other Long-term Obligations
------------------------------------------------------



Long-term debt and other long-term obligations were comprised of the following:

                                                                                           2000           1999
                                                                                           ----           ----
Long-term debt:


     Term loan at 6.84% (2000) and 6.82% (1999), due in quarterly
         installments through 2004                                                       $ 61,000       $ 66,000

     Revolving credit agreement, average interest rate of 7.15% (2000) and
              6.23% (1999), due in 2005                                                    85,000         59,000

     Industrial revenue bonds at a weighted-average rate of 7.50%, due in 2013             42,000         42,000
                                                                                         --------       --------

                                                                                          188,000        167,000

     Less current maturities                                                               10,000          5,000
                                                                                         --------       --------

         Total long-term debt                                                            $178,000       $162,000
                                                                                         ========       ========

Other long-term obligations:

     Contractual DCA employee termination benefits, payable ratably
         through 2007                                                                    $  3,501       $  6,423

     Untendered shares of DCA                                                               2,941          3,139

     Other                                                                                    247            284
                                                                                         --------       --------

         Total other long-term obligations                                               $  6,689       $  9,846
                                                                                         ========       ========


The $61,000 term loan with nine banks matures as follows: 2001--$10,000; 2002--$15,000; 2003--$15,000 and 2004--$21,000.

CTS also has an unsecured revolving credit agreement totaling $150.0 million with nine banks, which expires in 2005. Interest rates on these borrowings and the term loan fluctuate based upon LIBOR, with adjustments based on the ratio of CTS' consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. CTS pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. Currently, that fee is 0.25 percent per annum. The credit agreement and term loans require, among other things, that CTS maintain a minimum net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio.

Debt relating to the  industrial  revenue bonds was assumed from Motorola  (Note
B), and is collateralized by the land, building and equipment acquired with the bonds.

NOTE F--Stock Plans
-------------------

At December 31, 2000, CTS had four stock-based compensation plans. CTS applies APB Opinion No. 25 in determining compensation costs for its plans. Had compensation cost for CTS' fixed stock-based compensation plans been determined based on the fair value method, as defined in FASB Statement No. 123, CTS' net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:



                                                                    2000           1999           1998
                                                                    ----           ----           ----
Net earnings                                As reported          $83,802        $51,468        $37,474
                                            Pro forma            $81,914        $50,825        $37,206
Net earnings per share --diluted            As reported            $2.92          $1.80          $1.28
                                            Pro forma              $2.86          $1.78          $1.28


The pro forma information presented above includes the effect of the difference between the intrinsic value compensation charge calculated under APB Opinion No. 25 and the fair value amount calculated under FASB Statement No. 123.

The effects of applying FASB Statement No. 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 1998 due to the fixed stock option awards generally vesting 25% per year over a four-year period.

The weighted-average fair value of each option grant (which is amortized over the option vesting period for purposes of determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 0.23%, 0.37% and 0.85%, respectively; expected volatility of 33.17%, 19.82% and 30.49%, respectively; risk-free interest rate of 5.12%, 5.86% and 5.30%, respectively and expected life of 5.1, 5.2 and 4.2 years, respectively.

CTS' 1996 Stock Option Plan ("1996 Plan") provides for grants of incentive stock options or non-qualified stock options to officers and key employees. Under the 1996 Plan, CTS may grant options to its officers and key employees for up to 1,200,000 shares of common stock. Options are granted under the 1996 Plan at the fair market value on the grant date and are exercisable generally in cumulative annual installments over a maximum ten-year period, commencing at least one year from the date of grant. Upon the exercise of stock options, payment may be made using cash, shares of CTS' common stock or a combination thereof, subject to certain restrictions as described in the plan document.

Under the 1996 Plan, options to purchase a total of 502,750 shares were outstanding as of December 31, 2000. At December 31, 2000, 108,050 of these shares were exercisable.

During 1997, in connection with the acquisition of DCA, CTS granted to certain officers and key employees 2,400,000 options to acquire common shares. These options were fully vested and are exercisable over a ten-year period terminating May 8, 2007. Based on the value of CTS shares on the date of the acquisition and the option price of $10.42 per share, a $16,200 before tax, $10,530 after tax, or $0.33 per diluted share, charge to expense was recorded. During 1998, CTS acquired 900,000 of these options at a cost of $5,273. Of the 2,400,000 options granted, 1,233,447 are exercisable at December 31, 2000.

A summary of the status of stock options as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates, is presented below. All prior years' data has been restated to reflect the two-for-one stock split distributed in August 1999.


                                                         2000                         1999                         1998
                                                         ----                         ----                         ----

                                                             Weighted-                      Weighted-                     Weighted-
                                                              Average                        Average                       Average
                                                             Exercise                       Exercise                      Exercise
                                               Shares           Price         Shares           Price        Shares           Price
                                               ------        --------         ------        --------        ------        --------
Outstanding at beginning
     of year                                2,103,460         $ 12.61      2,138,208         $ 10.05     2,981,084          $ 9.48
Granted                                       193,500           51.44        213,700           33.61       281,000           14.09
Exercised                                    (533,813)           9.64       (179,848)           6.46      (217,250)           5.45
Acquired                                           --              --             --              --      (900,000)          10.42
Expired or canceled                           (26,950)          33.79        (68,600)          15.51        (6,626)          10.08
                                            ---------         -------      ---------          ------     ---------          ------
Outstanding at end of year                  1,736,197         $ 17.53      2,103,460          $12.61     2,138,208          $10.05
                                            =========         =======      =========          ======     =========          ======
Options exercisable at
     year end                               1,341,497                      1,745,360                     1,769,708
Weighted-average fair value
     of options granted during the year                        $19.14                         $10.05                        $ 4.26

The following table summarizes  information  about stock options  outstanding at December 31, 2000:

                               Options Outstanding                                       Options Exercisable
                               -------------------                                       -------------------

                                                  Weighted-
                                                    Average       Weighted-                            Weighted-
          Range of               Number           Remaining         Average             Number           Average
          Exercise          Outstanding         Contractual        Exercise        Exercisable          Exercise
            Prices          at 12/31/00        Life (Years)           Price        at 12/31/00             Price
         ---------          -----------        ------------       ---------        -----------         ---------

      $10.42-15.00            1,375,247                5.96          $10.80          1,293,647            $10.59
       24.47-35.97              158,550                8.43           32.04             44,750             32.04
       42.69-66.75              197,400                9.42           51.37              1,700             48.89
       71.00-79.25                5,000                8.95           71.83              1,400             72.18


CTS has a discretionary Restricted Stock and Cash Bonus Plan ("Plan") which originally reserved 2,400,000 shares of CTS' common stock for sale, at market price or below, or award to key employees. Effective December 31, 2000, CTS reduced the number of remaining shares reserved for issuance under the Plan to 500,000 shares. Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS. In general, restrictions lapse at the rate of 20% per year beginning one year from the award or sale. In addition, the Plan provides for a cash bonus to the participant equal to the fair market value of the shares on the dates restrictions lapse, in the case of an award, or the excess of the fair market value over the original purchase price if the shares were purchased. The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award or sale. CTS recorded income (expense) of $132, ($3,644) and ($371) in 2000, 1999 and 1998, respectively, under the formula provisions of the Plan which are based on the fair market value of a share of common stock.

CTS has a Stock Retirement Plan for Nonemployee Directors. This retirement plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock. Under this plan, the amount of compensation expense was $232, $363 and $54 in 2000, 1999 and 1998, respectively.

NOTE G--Employee Retirement Plans
---------------------------------

Defined benefit plans
---------------------

CTS has a number of noncontributory defined benefit pension plans ("Pension Plans") covering approximately 40% of its employees. Plans covering salaried employees provide pension benefits that are based on the employees' compensation prior to retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service.

In 1999,  CTS amended  the Pension  Plans to include  certain  employees  of CTS
Wireless. CTS also amended the Pension Plans to improve early retirement subsidies and to include specific benefits for certain employees.

CTS provides other postretirement benefits consisting of life insurance programs for retired employees. A majority of CTS' domestic employees are eligible for life insurance benefits. CTS funds life insurance benefits through term life insurance policies. CTS plans to continue funding premiums on a pay-as-you-go basis.

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the Pension Plans and other postretirement benefits.


                                                                                                 Other
                                                                                             Postretirement

                                                               Pension Benefits                 Benefits
                                                               ----------------              --------------

                                                             2000            1999          2000            1999
                                                             ----            ----          ----            ----
Change in benefit obligation:
    Benefit obligation at January 1                      $143,747        $124,052       $ 4,130         $ 4,506
    Service cost                                            6,303           5,483            38              42
    Interest cost                                          10,641           9,574           297             293
    Acquisitions                                               --          21,269            --              --
    Plan amendments                                            --           7,997            --              --
    Actuarial loss (gain)                                   2,323         (18,163)            2            (380)
    Benefits paid                                          (7,303)         (6,465)         (271)           (331)
                                                         --------        --------       -------         -------
Benefit obligation at December 31                        $155,711        $143,747       $ 4,196         $ 4,130
                                                         --------        --------       -------         -------

Change in plan assets:
    Assets at fair value at January 1                    $357,973        $245,880       $    --         $    --
    Actual return on assets                               (48,166)        104,397            --              --
    Acquisitions                                               --          14,019            --              --
    Company contributions                                     784             392            271            331
    Benefits paid                                          (7,303)         (6,465)          (271)          (331)
    Administrative and other                                 (198)           (250)            --             --
                                                         --------        --------       --------        -------
Assets at fair value at December 31                      $303,090        $357,973       $     --        $    --
                                                         --------        --------       --------        -------

Reconciliation of prepaid (accrued) cost:

    Funded status of the plan                            $147,379        $214,226        $(4,196)       $(4,130)
    Unrecognized net gain                                 (70,843)       (152,380)          (442)          (197)
    Unrecognized prior service cost                         9,041          10,047              8              9
    Unrecognized transition asset                          (1,276)         (2,903)            --             --
                                                         --------        --------        -------        -------
Prepaid (accrued) cost                                   $ 84,301        $ 68,990        $(4,630)       $(4,318)
                                                         ========        ========        =======        =======




Net pension income/postretirement expense in 2000, 1999 and 1998 includes the following components:


                                                                                                           Other
                                                                                                      Postretirement
                                                     Pension Benefits                                     Benefits
                                                    ----------------                                     --------

                                           2000           1999            1998           2000            1999          1998
                                           ----           ----            ----           ----            ----          ----
Service cost -- benefits earned
    during the year                   $   6,303        $ 5,483         $ 3,482           $ 38            $ 42          $ 35
Interest cost on projected
    benefit obligation                   10,641          9,574           7,830            297             293           296
Expected return on plan
    assets                              (26,873)       (18,758)        (20,203)            --              --            --
Net amortization and
    deferral                             (4,598)        (2,667)          1,555             (1)              1            (2)
                                       --------        -------        --------          -----           -----         -----
Net (income) expense                   $(14,527)       $(6,368)       $ (7,336)          $334            $336          $329
                                       ========        =======        ========          =====           =====         =====

Actuarial assumptions:
    Discount rate as of
       December 31                         7.50 %         7.50%           6.75%         7.50 %          7.50%          6.75%
    Expected return on
       plan assets                         9.75 %         9.75%           9.75%         9.75 %          9.75%          9.75%
    Rate of compensation
       increase                            5%-7%          5%-7%           4%-7%             --             --             --


Net pension income is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year.

The majority of U.S. defined benefit pension plan assets are invested in common stock, including approximately $53 million and $110 million in CTS common stock at December 31, 2000, and 1999, respectively. The balance is invested in corporate bonds, U.S. government backed mortgage securities and bonds, asset backed securities, a private equity fund, non-U.S. corporate bonds and convertible issues.

Defined contribution plans
--------------------------

CTS sponsors a 401(k) plan that covers substantially all of its U.S. employees. Additionally, CTS sponsors several other defined contribution plans covering certain non-U.S. employees. Contributions and costs are generally determined as a percentage of the covered employee's annual salary. Amounts expensed for the 401(k) plan and the other plans totaled $4,082 in 2000, $2,821 in 1999 and $2,457 in 1998.

NOTE H--Income Taxes
--------------------


Earnings  from  continuing   operations  before  income  taxes  consist  of  the
following:


                                                                       2000          1999             1998
                                                                       ----          ----             ----

Domestic                                                          $ 39,568         $20,770         $26,789
Non-U.S.                                                            77,559          53,285          22,652
                                                                  --------         -------         -------
     Total                                                        $117,127         $74,055         $49,441
                                                                  ========         =======         =======

Significant components of income taxes are as follows:

                                                                      2000           1999            1998
                                                                      ----           ----            ----
Current:
    Federal                                                         $1,158        $11,736         $ 1,041
    State                                                              619          2,975             928
    Non-U.S.                                                        27,941         13,079           7,654
                                                                    ------         ------           -----
    Total current                                                   29,718         27,790           9,623
                                                                    ------         ------           -----

Deferred:
    Federal                                                          4,604         (4,585)          5,737
    State                                                              597           (965)            902
    Non-U.S.                                                        (2,123)           347            (894)
                                                                    ------         ------          ------
    Total deferred                                                   3,078         (5,203)          5,745
                                                                   -------        -------         -------
    Total provision for income taxes                               $32,796        $22,587         $15,368
                                                                   =======        =======         =======







Significant components of CTS' deferred tax liabilities and assets at December 31, 2000, and 1999 are:

                                                 2000            1999
                                                 ----            ----

Pensions                                      $31,145        $ 26,920
Depreciation                                    6,698           2,805
Basis difference-acquired assets                2,073           1,385
Other                                           1,648           1,757
                                               ------          ------
Gross deferred tax liabilities                 41,564          32,867
                                               ------          ------
Postretirement benefits                         1,759             594
Inventory reserves                              3,173           3,144
Credit carryforward                               992              --
Nondeductible accruals                         14,287          18,294
Nonrecurring compensation charge                2,913           3,543
Other                                           9,911           2,324
                                               ------          ------
Gross deferred tax assets                      33,035          27,899
                                               ------          ------
Net deferred tax liabilities                   (8,529)         (4,968)
Deferred tax asset valuation allowance           (117)           (601)
                                               ------          ------
    Total                                     $(8,646)        $(5,569)
                                              =======         =======


During 2000, the valuation allowance was decreased as a result of the utilization of certain deferred tax assets in non-U.S. jurisdictions.


The overall effective income tax rate (expressed as a percentage of income before income taxes) varied from the U.S. statutory income tax rate as follows:


                                                                            2000           1999           1998
                                                                            ----           ----           ----

Taxes at the U.S. statutory rate                                            35.0%          35.0%          35.0%
State income taxes, net of federal income tax benefit                        0.7%           1.8%           2.4%
Non-U.S. income taxed at rates different than the U.S.
    statutory rate                                                          (2.0%)         (4.1%)          0.2%
Tax exempt earnings                                                         (1.2%)         (1.3%)            --
Utilization of net operating loss carryforwards and benefit
    of scheduled tax credits                                                (1.3%)         (0.8%)         (5.6%)
Nonrecurring compensation expense                                              --              --         (1.5%)
Other                                                                       (3.2%)         (0.1%)          0.5%
                                                                            -----          -----          -----
Provision for income taxes                                                  28.0%          30.5%          31.0%
                                                                            =====          =====          =====


Undistributed earnings of certain non-U.S. subsidiaries amount to approximately $140 million at December 31, 2000. Prior year earnings are intended to be invested indefinitely and, accordingly, no provision has been made for non-U.S. withholding taxes. In the event all undistributed earnings were remitted, approximately $8 million of withholding tax would be imposed.

CTS qualifies for income tax holidays in certain non-U.S. taxing jurisdictions. As a result, certain earnings of CTS are either tax-exempt or are subject to tax at reduced rates for a specified period of time. These tax holidays, unless extended, are scheduled to expire in 2004 and 2005.

NOTE I --Business Segments
--------------------------

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of wireless components used in cellular handsets, automotive sensors used in commercial or consumer vehicles, frequency control devices such as crystals and clocks, loudspeakers, resistor networks, switches and potentiometers. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assembly represents a completed, higher-level functional product to be used in customer end products or assemblies. These products consist principally of integrated interconnect products containing backpanel and connector assemblies used in the telecommunications industry, RF integrated modules used in cellular handsets, hybrid microcircuits used in the healthcare market and pointing sticks/cursor controls for notebook computers.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

Summarized financial information concerning CTS' reportable segments is shown in the following table:


                                                                        Electronic     Electronic
                                                                        Components     Assemblies          Total
                                                                        ----------     ----------          -----
2000
----
Net sales to external customers                                          $536,703        $329,820       $866,523
Operating earnings                                                         98,157          30,473        128,630
Total assets                                                              523,593         149,336        672,929
Depreciation and amortization                                              36,422           7,903         44,325
Capital expenditures                                                     $ 84,791        $ 34,425       $119,216

1999
----

Net sales to external customers                                           $507,344       $169,732       $677,076
Operating earnings*                                                         81,025         14,711         95,736
Total assets                                                               407,822        105,769        513,591
Depreciation and amortization                                               29,266          4,641         33,907
Capital expenditures                                                      $ 22,028       $ 10,868       $ 32,896

1998
----

Net sales to external customers                                           $247,719       $122,722       $370,441
Operating earnings                                                          41,955          7,653         49,608
Total assets                                                               199,068         58,998        258,066
Depreciation and amortization                                               15,271          3,884         19,155
Capital expenditures                                                      $ 16,032        $ 5,298       $ 21,330


*Excludes the pre-tax effect of a one-time, noncash write-off for acquired in-process research and development (IPR&D), related to the acquisition of CTS
Wireless of $12,940.


Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:


                                                                             2000           1999           1998
                                                                             ----           ----           ----

Pre-tax Earnings
----------------

Total operating earnings for reportable segments                         $128,630       $ 95,736       $ 49,608
Acquired in-process research and development (IPR&D)                           --        (12,940)            --
Interest expense                                                          (13,050)        (9,944)        (2,194)
Interest income                                                               846            865          1,141
Other income                                                                  701            338            886
                                                                         --------       --------       --------
Earnings before income taxes                                             $117,127       $ 74,055       $ 49,441
                                                                         ========       ========       ========
Assets

Total assets for reportable segments                                     $672,929       $513,591       $258,066
Investment in discontinued operations                                          --          9,061         35,123
                                                                         --------       --------       --------
Total assets                                                             $672,929       $522,652       $293,189
                                                                         ========       ========       ========

Financial  information  relating to CTS'  operations by  geographic  area was as follows:

                                                                             2000           1999           1998
                                                                             ----           ----           ----
Net Sales
---------

United States                                                             $414,571       $318,627       $221,395
United Kingdom                                                             158,018         96,807         92,784
China                                                                      145,609        153,222             --
Taiwan                                                                      84,166         59,392          8,592
Other non-U.S.                                                              64,159         49,028         47,670
                                                                          --------       --------       --------
Consolidated                                                              $866,523       $677,076       $370,441
                                                                          ========       ========       ========

Sales are attributed to countries based upon the origin of the sale.

                                                                              2000           1999           1998
                                                                              ----           ----           ----
Long-Lived Assets
-----------------

United States                                                             $162,172       $104,398        $41,431
Taiwan                                                                      42,724         36,369          2,858
China                                                                       29,771         18,581             --
United Kingdom                                                              18,573         15,583         11,543
Other non-U.S.                                                              25,227         12,604         13,418
                                                                          --------       --------        -------
Consolidated                                                              $278,467       $187,535        $69,250
                                                                          ========       ========        =======


Electronic components business segment revenues from Motorola represent approximately $118,838, or 22%, and $141,501, or 28%, of the segment's revenue for the year ended December 31, 2000, and 1999, respectively. Electronic assemblies business segment revenues from Compaq represent approximately $177,882, or 54%, and $71,986, or 42%, of the segment's revenue for the year ended December 31, 2000, and 1999, respectively, and from Motorola represent approximately $65,781, or 20%, for the year ended December 31, 2000.

NOTE J--Capital Stock
---------------------

CTS adopted a Shareholder Rights Plan on August 28, 1998. The Shareholder Rights Plan was implemented by declaring a dividend, distributable to shareholders of record on September 10, 1998, of one common share purchase right ("Right") for each outstanding share of common stock held at the close of business on that date. Each Right under the Shareholder Rights Plan will initially entitle registered holders of common stock to purchase one one-hundredth of a share of CTS' new Series A Junior Participating Preferred Stock for a purchase price of $125 per share, subject to adjustment. The Rights will be exercisable only if a person or group (1) acquires 15% or more of the common stock or (2) announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. The Rights are redeemable for $0.01 per Right (subject to adjustment) at the option of the Board of Directors. Until a Right is exercised, the holder of the Right, as such, has no rights as a shareholder of CTS. The Rights will expire on August 27, 2008, unless redeemed by CTS prior to that date.

On June 24, 1999, the CTS Board of Directors declared a two-for-one stock split in the form of a stock dividend to CTS shareholders of record on July 12, 1999. Under the split, CTS common shareholders received a stock dividend of one CTS share for each CTS share held. All shares outstanding and per share amounts have been restated to reflect the stock split.

NOTE K--Treasury Stock
----------------------

Common stock held in treasury at December 31, 2000, totaled 20,655,721 shares with a cost of $291,367, compared to 20,957,649 shares with a cost of $283,558 at December 31, 1999.

During 2000, CTS repurchased 190,000 of its common stock under a common stock repurchase plan previously authorized by the Board of Directors. The remaining shares authorized for repurchase were approximately 240,000 shares at December 31, 2000. There can be no assurance as to the number of shares CTS may repurchase or the timing of such purchases.

NOTE L--Contingencies
---------------------

Certain processes in the manufacture of CTS' current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party("PRP") regarding hazardous waste remediation at several non-CTS sites. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position or results of operations of CTS.

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

NOTE M--Earnings Per Share
--------------------------

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for 2000, 1999 and 1998. For the years ended December 31, 2000, 1999 and 1998, included in other dilutive securities below are approximately 256,000, 308,000 and 336,000 shares, respectively, of CTS common stock to be issued to DCA shareholders who have not yet tendered their stock certificates for exchange in the DCA acquisition.

                                       Net         Shares
                                  Earnings  (In thousands)      Per Share
                                (Numerator)  (Denominator)         Amount
                                -----------  -------------      ---------

2000:
-----

Basic EPS                          $83,802        27,623           $3.03
Effect of Dilutive Securities:
   Stock Options                                     651
    Other                                            401
                                   -------        ------           -----
Diluted EPS                        $83,802        28,675           $2.92
                                   =======        ======           =====

1999:
-----

Basic EPS                          $51,468         27,498          $1.87
Effect of Dilutive Securities:
    Stock Options                                     783
    Other                                             308
                                   -------         ------          -----
Diluted EPS                        $51,468         28,589          $1.80
                                   =======         ======          =====

1998:
-----

Basic EPS                          $37,474         28,028          $1.34
Effect of Dilutive Securities:
    Stock Options                                     864
    Other                                             336
                                   -------         ------          -----
Diluted EPS                        $37,474         29,228          $1.28
                                   =======         ======          =====






MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF OPERATIONS(1998-2000)
------------------------------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

The table below highlights significant comparisons and ratios related to liquidity and capital resources of CTS for each of the last three years.




                                                                                        (In thousands of dollars)

                                                                  December 31       December 31      December 31
                                                                        2000               1999             1998
                                                                  -----------       -----------      -----------
Net cash provided by (used in):

  Operating activities (continuing operations)                      $110,537          $ 56,854         $ 46,612
  Investing activities                                              (126,338)         (104,627)          (7,055)
  Financing activities                                                12,569            57,375          (69,885)
========================================================================================================================
Cash and equivalents                                                 $20,564          $ 24,219         $ 16,273
Accounts receivable, net                                             145,920           124,682           47,043
Inventories, net                                                     104,316            78,942           33,322
Current assets                                                       305,696           254,297          117,683
Accounts payable                                                     100,394            68,315           17,412
Accrued liabilities                                                   85,100            73,718           50,965
Current liabilities                                                  202,891           154,461           82,377
Working capital                                                      102,805            99,836           35,306
Current ratio                                                           1.51              1.65             1.43
Long-term debt (including current maturities)                       $188,000          $167,000         $ 56,000
Shareholders' equity                                                 246,357           164,764          123,839
Long-term debt (including current maturities)
  as a percent of shareholders' equity                                    76%              101%              45%
Long-term debt (including current maturities)
  as a percent of capitalization                                          43%               50%              31%
========================================================================================================================

For the year ended December 31, 2000, the net cash from operating activities provided by continuing operations increased $53.7 million, or 94% from prior year. This increase was primarily due to increased earnings.


The 1999 cash flow provided by operating activities from continuing operations of $56.9 million was higher than the 1998 amount by $10.2 million, primarily due to higher net earnings, offset by increases in accounts receivable and inventories, principally at CTS Wireless. A significant portion of cash was required to fund an investment of accounts receivable at CTS Wireless as CTS did not acquire any accounts receivable in the CTS Wireless acquisition. An investment in inventory was required in both business segments to support the growth experienced in 1999.

The 2000 use of $126.3 million for investing activities consisted primarily of $119.2 million of capital expenditures. These capital expenditures included approximately $80 million for new products, technologies and capacity expansion, and $35 million for land and building projects in Asia and the U.S. The 1999 use of $104.6 million for investing activities had two major components. First, the CTS Wireless acquisition required $94.0 million at the closing plus approximately $4 million in costs directly associated with the acquisition. Also, CTS had capital expenditures of $32.9 million for capacity expansion in the newly acquired CTS Wireless operation and for the pre-acquisition operating units. Capital expenditures for both the electronic component and electronic assembly segments were primarily for capacity increases to meet customer demands for new products to support advancing technologies and for cost reductions. Also, during 1999, the divestiture of the nonstrategic DCA units acquired in 1997 as a part of the DCA acquisition was substantially completed, generating $28.6 million in positive cash flow.

During 1998, cash expenditures for investing activities totaled $7.1 million which included $20.7 million of proceeds from the sale of property and equipment, primarily associated with the sale of a nonstrategic asset acquired within the DCA acquisition. These cash proceeds were offset by capital expenditures of $21.3 million. Approximately one-third of these capital expenditures were for selected capacity increases, particularly in the molding operations within the automotive product lines (electronic components). Production equipment for newer products was also added in our resistor product lines (primarily electronic components).

CTS expects its 2001 capital expenditures to approximate the 2000 level. These capital expenditures will primarily be for production capacity expansion, new products and cost reduction programs.

In 2000, CTS' net cash provided by financing activities totaled $12.6 million, consisting primarily of an increase in borrowings of $26.0 million under the revolving credit facility and stock options exercised of $4.2 million. This was offset by the installment repayment of a long-term loan of $5.0 million, dividend payments of $3.3 million and the repurchase of 190,000 shares of common stock at a total cost of $9.3 million. Refer to Note K - Treasury Stock, for a description of CTS' repurchase plan.

In 1999, net cash provided by financing activities totaled $57.4 million. This was primarily related to the $94.0 million required for the CTS Wireless acquisition, offset by $28.4 million of repayments made possible from sales proceeds of $28.6 million related to discontinued operations. The CTS Wireless acquisition required long-term borrowing to fund this purchase, which was accomplished through a $225.0 million bank unsecured credit facility. The facility was acquired at LIBOR plus approximately one percent, and had an original term of six years. During 1999, this loan was paid down by $28.4 million. Also during 1999, CTS repurchased 205,800 shares of its common stock at a total cost of $9.2 million.

Cash used for financing activities during 1998 amounted to $69.9 million and was primarily used for the repurchase of a portion of CTS' outstanding stock. During 1998, 3.5 million shares (post-split basis) were repurchased at a total cost of $56.3 million. Also included in the 1998 financing activities was the repayment of $5.2 million of long-term debt and the acquisition of certain stock options at a cost of $5.3 million.

Dividends paid were $3.3 million, $3.3 million and $3.4 million in 2000, 1999 and 1998, respectively. Amounts decreased from the 1998 level due to the repurchase of outstanding shares.

Undistributed earnings of certain non-U.S. subsidiaries amount to approximately $140 million at December 31, 2000. Prior year earnings are intended to be invested indefinitely and, accordingly, no provision has been made for non-U.S. withholding taxes. In the event all undistributed earnings were remitted, approximately $8 million of withholding tax would be imposed.

As described in Note B--Acquisition, on December 22, 1998, CTS agreed to pay Motorola $94.0 million at closing (which occurred on February 26, 1999) and assume approximately $49 million of Motorola obligations. In addition, CTS may be obligated to pay additional amounts depending upon increased sales and profitability of CTS Wireless through 2003. The calculation resulted in an additional payment of $11.2 million for 1999 and an estimated liability of $15.0 million for 2000. The maximum remaining potential payment under the acquisition agreement was $79.6 million at December 31, 2000. CTS financed a substantial portion of the purchase price, and related working capital, through borrowings under a $225.0 million bank unsecured credit facility, which replaced the previous $125.0 million borrowing facility in 1999. Interest on this new facility was at an initial floating rate of LIBOR plus approximately one percent, and had a term of six years. The new debt agreement requires principal amortization and has financial covenants consistent with the replaced borrowing facility.

On December 10, 1999, CTS filed a shelf registration Statement Form S-3, with the Securities and Exchange Commission. Under this shelf process, CTS has a two-year period within which it may elect to offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants.

The Company believes it has sufficient liquidity including cash generated from operations, available credit facilities, as well as access to public and private sources of funding through its shelf registration to support its foreseeable cash needs.

Results of Operations
---------------------

Business Segment Data Table:

                                                       (In thousands of dollars)

                                   Electronic Components  Electronic Assemblies
                                   ---------------------  ---------------------

2000
----

Sales                                           $536,703               $329,820
Operating earnings                                98,157                 30,473
Operating earnings % of sales                       18.3%                   9.2%

1999
----

Sales                                           $507,344               $169,732
Operating earnings*                               81,025                 14,711
Operating earnings % of sales*                      16.0%                   8.7%

1998
----

Sales                                           $247,719               $122,722
Operating earnings                                41,955                  7,653
Operating earnings % of sales                       16.9%                   6.2%

*Excludes the effect of a one-time, noncash write-off of $12.9 million pre-tax for acquired in-process research and development (IPR&D), related to the acquisition of CTS Wireless.

Overview
--------

Electronic component sales increased by $29.4 million, or 6% from 1999, while the operating earnings increased by $17.1 million, or 21%. The 2000 electronic assembly sales increased $160.1 million, or 94%, while the operating earnings increased $15.8 million, or 107%. The increase in the electronic assemblies segment is primarily due to the interconnect integrated assembly products which serve the computer and communications equipment markets, and RF integrated modules which serve the communications equipment market.

The 1999 electronic component sales increased by $259.6 million, or about 105%, from 1998. Although the primary reason for the increase was the result of the CTS Wireless acquisition and the inclusion of products for the wireless handset and communications industry for ten months of 1999, growth was also experienced in automotive and frequency control components. The higher volume contributed to the 93% increase in operating earnings. Operating earnings as a percent of sales decreased to 16% in 1999 from 17% in 1998 as a result of wireless product sales, which had a lower margin than the CTS traditional product lines. In the electronic assemblies segment, sales and earnings increased substantially, due to the growth in interconnect and resistor products for the computer and communications equipment markets.

Most Recent Three Fiscal Years Discussion
-----------------------------------------

The following table highlights significant information with regard to CTS' overall results of operations during the past three fiscal years.


                                                                             (In thousands of dollars)

                                                                December 31       December 31        December 31
                                                                       2000              1999               1998
                                                                -----------       -----------        -----------

Net sales                                                         $866,523           $677,076           $370,441
Gross earnings                                                     260,925            205,533            114,597
Gross earnings as a percent of sales                                 30.1%              30.4%              30.9%
Operating earnings --before acquired IPR&D (1999)                 $128,630           $ 95,736           $ 49,608
Operating earnings --after acquired IPR&D (1999)                   128,630             82,796             49,608
Earnings before income taxes                                       117,127             74,055             49,441
Earnings from continuing operations                                 84,331             51,468             34,073
Net (loss) earnings from discontinued operations                      (529)                --              3,401
Net earnings                                                        83,802             51,468             37,474


The 2000 net sales increased $189.4 million, or 28%. This increase was primarily due to growth in the electronic assemblies segment driven by both integrated interconnect assemblies and RF integrated modules. The 1999 net sales rose $306.6 million, or 83% from 1998, primarily as a result of the CTS Wireless acquisition in February 1999, as shown in Note I--Business Segments. The largest 1999 sales increase was in the electronic components segment in the amount of $259.6 million, or 105%. The electronic assemblies segment also grew substantially over 1998 with sales increasing $47.0 million, or 38%. As a result of the 1999 CTS Wireless acquisition, the percent of total annual sales in the communications equipment market has increased to 52% in 2000 from the 23% in 1998. At the same time, our other two major markets served, computer equipment and automotive, have declined as a percent of total annual sales. Computer equipment has dropped from 32% in 1998 to 27% in 2000, while automotive has also declined from 32% in 1998 to 15% in 2000. During this three-year comparative period, sales into the automotive market actually increased by $13.4 million, or 11%. Sales into the computer equipment market increased by $111.1 million, or 95%, primarily due to the significant increase in interconnect product sales within the electronic assemblies segment.

Within the electronic components segment, sales into the communications equipment market comprise 59% of total sales in 2000, compared to 25% in 1998, as a result of the CTS Wireless acquisition and the increasing demand for hand-held wireless communications devices. Within the electronic assemblies segment, sales into the communications equipment market were 40% in 2000, compared to 17% in 1998, also a result of the rapidly growing demand for hand-held wireless devices and increased demand for integrated interconnect products. Sales of electronic components into the computer equipment market were 8% in 2000 versus 13% in 1998. Electronic assemblies sold into the computer equipment market were 57% in 2000, compared to 68% in 1998, the result of the decline in the flex cable assembly product sales, partially offset by increased demand for integrated interconnect products. Sales of electronic components into the automotive market were 24% in 2000 versus 48% in 1998, although revenue dollars actually increased by $13.1 million, while electronic assembly sales into this market were minimal in both periods.

CTS' 15 largest customers represented approximately 75% of net sales in 2000, 71% of net sales in 1999 and 66% of net sales in 1998. Sales to Motorola accounted for 21% of total net sales in 2000, 23% in 1999 and were minimal in 1998. Also during 2000, sales to Compaq amounted to 21% of total net sales, as compared to 11% in 1999 and 12% in 1998. Sales to General Motors Corporation comprised 12% of net sales in 1998.

CTS' products are usually priced with reference to expected or required profit margins, customer expectations and market competition. Pricing for most of CTS' electronic component and assembly products frequently decreases over time and also fluctuates in accordance with total industry utilization of manufacturing capacity.

In 2000, 1999 and 1998, improvements in gross earnings were realized over each of the preceding years in absolute terms, principally due to effective facilities utilization and production efficiencies, the higher absorption of fixed manufacturing overhead expenses and overall expense control. In 2000, gross earnings dollars were substantially improved over 1999, due primarily to the higher volume within the interconnect integrated and RF integrated module product lines. However, gross earnings as a percent of sales in 2000 were slightly under 1999 and 1998, caused by the lower margins within the interconnect integrated assembly product lines.

Selling, general and administrative expenses as a percent of sales decreased to 11% in 2000 and compares favorably to the 12% in 1999 and 14% in 1998. In 2000, as in previous years, CTS continued to control these expenses while filling key management positions required for the CTS Wireless acquisition and for planned future growth and development.

Research and development expenses were $32.6 million, an increase of $7.2 million in 2000, to support current and new product applications. Significant ongoing R&D activities continue in our wireless businesses, as well as continuing effort in the automotive and resistor network product lines. The 1999 research and development expenses of $25.3 million increased from 1998 by $12.0 million, primarily due to the significant ongoing R&D activities assumed in the CTS Wireless acquisition, as well as continuing efforts in our pre-acquisition operations, primarily in the electronic component segment.

The 2000 operating earnings of $128.6 million, or 15% of net sales, represents a 34%, or $32.9 million increase over the 1999 operating earnings (before the IPR&D charge). The 1999 operating earnings at $95.7 million (before the IPR&D charge) nearly doubled from the comparable 1998 amount. This increase is due to higher revenue and management's control over operating expenses.

Operating earnings included a noncash component, pension income, of $14.5 million, $6.4 million and $7.3 million in 2000, 1999 and 1998, respectively. The pension income in fiscal 2000 increased, primarily as a result of the increase in the value of pension assets at December 31, 1999, resulting from favorable market returns.

The 28.0% effective tax rate for 2000 was lower than the 30.5% rate from 1999, resulting from greater earnings in lower tax rate jurisdictions. The 1999 effective tax rate of 30.5% decreased slightly from 31.0% in 1998, again resulting from greater earnings in lower rate jurisdictions.

Market Risk
-----------

CTS is exposed to market risk, including changes in foreign currency exchange rates and interest rates. As discussed in Note A to the consolidated financial statements, the financial statements of all CTS' non-U.S. subsidiaries, except the United Kingdom subsidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency. The market risk associated with foreign currency exchange rates is not material in relation to CTS' consolidated financial position, results of operations or cash flows. As such, CTS does not utilize a significant number of derivative financial instruments to manage the exposure in the United Kingdom or its other non-U.S. operations.

As part of CTS' risk management program, CTS performs sensitivity analysis to assess potential gains and losses in earnings and changes in fair value relating to hypothetical movements in interest rates. A 70-basis-point increase in interest rates (approximately 10% of CTS' weighted-average interest rate) on variable-rate debt instruments would have an immaterial effect on the CTS' 2000 and 1999 earnings before income taxes and the fair value of the debt instruments as of the end of such fiscal years.

Outlook
-------

In CTS' conference call of January 23, 2001, guidance was given that the growth experienced over the last several years would not continue due to the declining economic conditions and in particular, softening within those industries served by CTS' products. Since our conference call in January, market conditions have continued to deteriorate with many customers within our served markets, lowering their revenues and earnings forecasts. The unfavorable trends noted in our year-end earnings press release and the conference call are becoming more evident as the year proceeds. The demand for electronic components from wireless handset manufacturers dropped precipitously after the first of the year. Automotive production is expected to decrease by two million units compared to 2000. With economic and our specific business conditions changing daily, it is difficult to accurately forecast the impact of what appears to be recessionary conditions in many marketplaces. Demand is expected to be slower in the first half of the year with a return to more normal levels possible in the second half. However, in spite of the specified difficulties in the first half of the year, end-user demand for wireless devices is still strong, the mass data storage and computer networking areas continue to grow, and the automotive industry is expected to have an above average year despite lower forecasted volumes compared to 2000.

The statements in this section are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those reflected herein due to a variety of factors that could affect the Company's operating results, liquidity and financial condition. We have based these forward-looking statements on our current expectations and projections about future events. Factors that could impact future results include, among others, the Company's sensitivity to general economic conditions and events that affect the automotive, computer equipment, and communications industries; continuing growth of the wireless communications market; product pricing pressures and demand for the Company's products, especially if economic conditions worsen in the automotive, computer equipment and/or communications markets. Investors are directed to examine the Company's SEC filings, which more fully describe the risks and uncertainties associated with the Company's business.


Shareholder Information
-----------------------
(In thousands of dollars except per share data)


                         Quarterly Results of Operations
                         -------------------------------
                                   (Unaudited)

                                                                                       Earnings from   Earnings from

                                                      Net          Gross    Operating     Continuing    Discontinued       Net
                                                    Sales       Earnings     Earnings     Operations      Operations  Earnings
                                                    -----       --------     --------     ----------      ----------  --------
2000

----
1st quarter                                      $204,466       $ 62,826     $ 30,682       $19,776           $(529)   $19,247
2nd quarter                                       206,611         64,515       31,255        20,461              --     20,461
3rd quarter                                       222,052         62,758       31,292        21,315              --     21,315
4th quarter                                       233,394         70,826       35,401        22,779              --     22,779
                                                  -------        -------      -------       -------           -----     ------
                                                 $866,523       $260,925     $128,630       $84,331           $(529)   $83,802
                                                 ========       ========     ========       =======           =====    =======
1999

----

1st quarter (a)                                  $120,339       $ 37,187     $  3,332       $ 2,163           $  --    $ 2,163
2nd quarter                                       177,825         52,686       23,601        14,490              --     14,490
3rd quarter                                       180,203         54,967       25,928        15,949              --     15,949
4th quarter                                       198,709         60,693       29,935        18,866              --     18,866
                                                  -------         ------       ------        ------           -----     ------
                                                 $677,076       $205,533     $ 82,796       $51,468           $  --    $51,468
                                                 ========       ========     ========       =======           =====    =======


                                             Per Share Data (b)
                                             --------------
                                              (Unaudited)

                                                      Earnings from          Earnings from
                                      Dividends    Continuing Operations Discontinued Operations        Net earnings
                   High (c)   Low (c)  Declared      Basic    Diluted      Basic   Diluted          Basic       Diluted
                   --------   -------  --------      -----    -------      -----   -------          -----       -------
2000

1st quarter         $82.75    $40.00      $0.03      $0.71      $0.68    $(0.02)    $(0.02)         $0.69         $0.66
2nd quarter          68.00     45.00       0.03       0.74       0.71        --         --           0.74          0.71
3rd quarter          59.00     40.25       0.03       0.77       0.76        --         --           0.77          0.76
4th quarter          52.19     31.50       0.03       0.83       0.79        --         --           0.83          0.79
                                           ----       ----       ----    ------     ------           ----          ----
                                          $0.12      $3.05      $2.94    $(0.02)    $(0.02)         $3.03         $2.92
                                          =====      =====      =====    ======     ======          =====         =====

1999

1st quarter (a)     $25.50    $20.44      $0.03      $0.08      $0.07     $  --       $  --         $0.08         $0.07
2nd quarter          35.44     22.81       0.03       0.53       0.51        --          --          0.53          0.51
3rd quarter          60.00     34.75       0.03       0.58       0.56        --          --          0.58          0.56
4th quarter          86.25     38.75       0.03       0.68       0.66        --          --          0.68          0.66
                                           ----       ----       ----     -----       -----          ----          ----
                                          $0.12      $1.87      $1.80     $  --       $  --         $1.87         $1.80
                                          =====      =====      =====     =====       =====         =====         =====

(a) The first quarter 1999 results include a one-time, noncash write-off of $12.9 million pre-tax, $8.6 million after-tax, or $0.30 per diluted share, for acquired in-process research and development (IPR&D), related to the acquisition of CTS Wireless.

(b) Per share data reflects the effect of a two-for-one stock split, which was distributed in August 1999.

(c) The market prices of CTS common stock presented reflect the highest and lowest prices on the New York Stock Exchange for each quarter of the last two years.



Five-Year Summary

-----------------
(In thousands of dollars except per share and other data)



                                                            % of             % of             % of             % of             % of
                                                     2000  Sales      1999  Sales      1998  Sales      1997  Sales      1996  Sales
                                                     ----  -----      ----  -----      ----  -----      ----  -----      ----  -----
Summary of Operations

---------------------
Net sales                                        $866,523  100.0  $677,076  100.0  $370,441  100.0  $390,602  100.0  $321,297  100.0
   Cost of goods sold                             605,598   69.9   471,543   69.6   255,844   69.1   280,085   71.7   233,801   72.8
   Selling, general and administrative
    expenses                                       94,501   10.9    80,866   12.0    51,300   13.8    45,264   11.6    42,621   13.3
   Transaction-related compensation
    charge                                             --     --        --     --        --     --    16,200    4.1        --     --
   Research and development expenses               32,583    3.8    25,348    3.8    13,387    3.6    13,131    3.4    10,743    3.3
   Acquired in-process research and
    development (IPR&D)                                --     --    12,940    1.9        --     --        --     --        --     --
   Amortization of intangible assets                5,211    0.6     3,583    0.5       302    0.1     2,949    0.8       712    0.2
                                                  -------   ----    ------   ----    ------   ----    ------    ---    ------   ----
     Operating earnings                           128,630   14.8    82,796   12.2    49,608   13.4    32,973    8.4    33,420   10.4
Other (expense) income--net                       (11,503)  (1.3)   (8,741)  (1.3)     (167)  (0.1)    2,757    0.7       182    0.1
                                                  -------   ----    ------   ----      ----   ----    ------    ---    ------   ----
     Earnings before income taxes                 117,127   13.5    74,055   10.9    49,441   13.3    35,730    9.1    33,602   10.5
Income taxes                                       32,796    3.8    22,587    3.3    15,368    4.1    12,537    3.2    12,432    3.9
     Earnings from continuing operations           84,331    9.7    51,468    7.6    34,073    9.2    23,193    5.9    21,170    6.6
                                                   ------   ----    ------   ----    ------   ----    ------    ---    ------   ----
Discontinued operations:
   Net (loss) earnings from discontinued
    operations                                       (529)    --        --     --     3,401    0.9      (380)  (0.1)       --     --
                                                  -------   ----   -------   ----   -------   ----      ----   ----    ------   ----
     Net earnings                                  83,802    9.7    51,468    7.6    37,474   10.1    22,813    5.8    21,170    6.6
Retained earnings--beginning of year              245,414          197,285          163,169          144,112          126,546
Dividends declared                                 (3,366)          (3,339)          (3,358)          (3,756)          (3,604)
                                                 --------          -------          -------         -------           -------
Retained earnings--end of year                   $325,850         $245,414         $197,285         $163,169         $144,112
                                                 ========         ========         ========         ========         ========
Earnings (loss) per share:
   Basic:
     Continuing operations                          $3.05            $1.87            $1.22            $0.74            $0.68
     Discontinued operations                        (0.02)              --             0.12            (0.01)              --
                                                    -----             ----             ----            -----             ----
     Net earnings per share                         $3.03            $1.87            $1.34            $0.73            $0.68
   Diluted:
     Continuing operations                          $2.94            $1.80            $1.17            $0.73            $0.67
     Discontinued operations                        (0.02)              --             0.11            (0.01)              --
                                                    -----             ----             ----            -----             ----
     Net earnings per share                         $2.92            $1.80            $1.28            $0.72            $0.67
Average basic shares outstanding (000's)           27,623           27,498           28,028           31,248           31,336
Average diluted shares outstanding(000's)          28,675           28,589           29,228           31,952           31,532
Cash dividends per share                            $0.12            $0.12            $0.12            $0.12            $0.12
Capital expenditures                              119,216           32,896           21,330           22,180           17,210
Depreciation and amortization                      44,325           33,907           19,155           16,016           12,491
Financial Position at Year End
Current assets                                   $305,696         $254,297         $117,683         $146,747         $138,201
Current liabilities                               202,891          154,461           82,377           80,991           51,391
Current ratio                                    1.5 to 1         1.6 to 1         1.4 to 1         1.8 to 1         2.7 to 1
Working capital                                  $102,805         $ 99,836         $ 35,306         $ 65,756         $ 86,810
Inventories                                       104,316           78,942           33,322           34,683           38,761
Property, plant and equipment--net                224,861          139,692           68,086           66,511           56,103
Total assets                                      672,929          522,652          293,189          318,196          249,372
Short-term notes payable                            7,397            7,428               --               --               --
Long-term debt                                    178,000          162,000           42,000           56,000           11,214
Shareholders' equity                              246,357          164,764          123,839          147,496          166,232
Common shares outstanding (000's)                  27,781           27,462           27,243           30,356           31,350
Equity (book value) per share                       $8.87            $6.00            $4.55            $4.86            $5.30
Other Data
Stock price range                           $82.75-$31.50    $86.25-$20.44    $21.94-$11.82     $18.63-$6.79      $7.84-$6.00
Average number of employees                         9,008            7,662            4,105            3,954            3,815
Number of shareholders at year end                  1,492            1,498            1,379            1,404              986




               FORM 10-K - ITEM 14(a) (1) AND (2) AND ITEM 14 (d)

                        CTS CORPORATION AND SUBSIDIARIES

                INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                        AND FINANCIAL STATEMENT SCHEDULE


 The  following   consolidated  financial  statements  of  CTS  Corporation  and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 2000, are referenced in Item 8 and incorporated herein:

         Consolidated balance sheets - December 31, 2000, and
         December 31, 1999

         Consolidated statements of earnings - Years ended December 31, 2000, December 31, 1999, and December 31, 1998

         Consolidated statements of shareholders' equity - Years ended December 31, 2000, December 31, 1999, and December 31, 1998

         Consolidated statements of cash flows - Years ended December 31, 2000, December 31, 1999, and December 31, 1998

         Notes to consolidated financial statements

         Supplementary Financial Data:

            Quarterly Results of Operations (Unaudited) - Years ended December 31, 2000 and December 31, 1999

            Per Share Data (Unaudited) - Years ended December 31, 2000 and December 31, 1999

 The following consolidated financial statement schedule of CTS Corporation and subsidiaries is included in item 14(d):

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

                                       S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS




 To the Board of Directors and
  Shareholders of CTS Corporation

 In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page S-1 present fairly, in all material respects, the financial position of CTS Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(d) on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 PricewaterhouseCoopers LLP

 Chicago, Illinois
 January 22, 2001

                                       S-2




                                                          CTS CORPORATION
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                     (In thousands of dollars)


                                                      Additions (Reductions)



                                            Balance at      Charged to  Charged to
                                           Beginning of     Costs and      Other                       Balance at
      Classification                          Period         Expenses    Accounts      Deductions(1)  End of Period
      --------------                          ------         --------    --------      -------------  -------------

 Year ended December 31, 2000:

   Allowance for
    doubtful receivables                       $2,628       $  (66)       $(49)           $676           $1,837
                                               ======       ======        ====            ====           ======



 Year ended December 31, 1999:

   Allowance for
    doubtful receivables                       $  552       $2,081        $ 11            $ 16           $2,628
                                               ======       ======        ====            ====           ======



 Year ended December 31, 1998:

   Allowance for
    doubtful receivables                       $  692       $  (79)       $  0            $ 61           $  552
                                               ======       ======        ====            ====           ======




 (1) Uncollectible accounts written off.




                                       S-3

                                  EXHIBIT (10)(g)
                                  ---------------


                               SEVERANCE AGREEMENT


                  THIS SEVERANCE AGREEMENT (this "Agreement"), dated as of _____________________is made and entered by and between CTS Corporation, an
Indiana   corporation   (the   "Company"), and _____________________(the
"Executive").

                                   WITNESSETH:

                  WHEREAS, the Executive is a senior executive or a key employee of the Company or one or more of its Subsidiaries and has made and is expected to continue to make major contributions to the short- and long-term profitability, growth and financial strength of the Company;

                  WHEREAS, the Company recognizes that, as is the case for most publicly held companies, the possibility of a Change in Control (as defined below) exists;

                  WHEREAS, the Company desires to assure itself of both present and future continuity of management and desires to establish certain minimum severance benefits for certain of its senior executives and key employees, including the Executive, applicable in the event of a Change in Control;

                  WHEREAS, the Company wishes to ensure that its senior executives and key employees are not practically disabled from discharging their duties in respect of a proposed or actual transaction involving a Change in Control; and

                  WHEREAS, the Company desires to provide additional inducement for the Executive to continue to remain in the ongoing employ of the Company.

                  NOW, THEREFORE, the Company and the Executive agree as follows:

                  1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the following meanings when used in this Agreement with initial capital letters:

                  (a) "Base Pay" means the Executive's annual base salary at a rate not less than the Executive's annual fixed or base compensation as in effect for Executive immediately prior to the occurrence of a Change in Control or such higher rate as may be determined from time to time by the Board or a committee thereof.

                  (b)      "Board" means the Board of Directors of the Company.
                  (c)      "Cause" means that, prior to any termination pursuant
                            to Section 3(b), the Executive:

                        (i) has been convicted of a criminal violation involving fraud, embezzlement or theft in connection with his duties or in the course of his employment with the Company or any Subsidiary;

                       (ii) has intentionally and wrongfully damaged property of the Company or any Subsidiary;

                      (iii) has intentionally and wrongfully disclosed secret processes, trade secrets or confidential information of the Company or any Subsidiary; or

                       (iv) has intentionally and wrongfully engaged in any Competitive Activity;

         and any such act has been demonstrably and materially harmful to the Company. For purposes of this Agreement, no act or failure to act on the part of the Executive will be deemed to be "intentional" if it was due primarily to an error in judgment or negligence, and will be deemed to be "intentional" only if done or omitted to be done by the Executive not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. Notwithstanding the foregoing, the Executive will not be deemed to have been terminated for "Cause" hereunder unless and until there is delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than two-thirds of the Board then in office at a meeting of the Board called and held for such purpose, after reasonable notice to the Executive and an opportunity for the Executive, together with his counsel (if the Executive chooses to have counsel present at such meeting), to be heard before the Board, finding that, in the good faith opinion of the Board, the Executive committed an act constituting "Cause" as herein defined and specifying the particulars thereof in detail. Nothing herein will limit the right of the Executive or his beneficiaries to contest the validity or propriety of any such determination.

                  (d) "Change in Control" means the occurrence during the Term of any of the following events:

                        (i) the attainment by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange
         Act) (a "Person") of aggregate beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of the combined voting power of the then outstanding Voting Stock of the Company (including, for this purpose, any Voting Stock of the Company acquired prior to the Term); provided, however, that for purposes of this Section 1(d)(i), the following will not be deemed to result in a Change in Control: (A) any acquisition directly from the Company that is approved by the Incumbent Board (as defined below), (B) any acquisition by the Company and any change in the percentage ownership of Voting Stock of the Company that results from such acquisition, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Subsidiary, or (D) any acquisition by any Person pursuant to a Business Combination that complies with clauses (I), (II) and (III) of Section 1(d)(iii); or

                       (ii) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a Director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the Directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) will be deemed to have been a member of the Incumbent Board, but excluding, for this purpose, any such individual becoming a Director as a result of an actual or threatened election contest (within the meaning of Rule 14a-11 of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (collectively, an "Election Contest"); or

                      (iii) consummation of (A) a reorganization, merger or consolidation of the Company, or (B) a sale or other disposition of all or substantially all of the assets of the Company, (such reorganization, merger, consolidation or sale each, a "Business Combination"), unless, in each case, immediately following such Business Combination, (I) all or substantially all of the individuals and entities who were the beneficial owners of Voting Stock of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than a majority of the then outstanding shares of common stock and the combined voting power of the then outstanding Voting Stock of the Company entitled to vote generally in the election of Directors of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries),
         (II) no Person (other than the Company, such entity resulting from such Business Combination, or any employee benefit plan (or related trust) sponsored or maintained by the Company, any Subsidiary or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 15% or more of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination, and (III) at least a majority of the members of the Board of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board providing for such Business Combination; provided, however, that if the Business Combination is initiated by the Company and the Chief Executive Officer of the Company immediately prior to such Business Combination constitutes the Chief Executive Officer of the entity resulting from the Business Combination immediately following the Business Combination and throughout the twelve-month period thereafter, this Section 1(d)(iii) will be applied without regard to clauses (I) and (II); or

                       (iv) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a Business Combination that complies with clauses (I), (II) and (III) of Section 1(d)(iii).

                  (e)    "Competitive    Activity"    means   the    Executive's
         participation, without the written consent of an officer of the Company, in the management of any business enterprise if such enterprise engages in substantial and direct competition with the Company and such enterprise's sales of any product or service competitive with any product or service of the Company amounted to 25% of such enterprise's net sales for its most recently completely fiscal year and if the Company's net sales of said product or service amounted to 25% of the Company's net sales for its most recently completed fiscal year. "Competitive Activity" does not include (i) the mere ownership of securities in any such enterprise and the exercise of rights appurtenant thereto or (ii) participation in the management of any such enterprise other than in connection with the competitive operations of such enterprise.

                  (f) "Employee Benefits" means the perquisites, benefits and service credit for benefits as provided under any and all employee benefit, including retirement income and welfare benefit, policies, plans, programs or arrangements in which Executive is entitled to participate, including without limitation any stock option, performance share, performance unit, stock purchase, stock appreciation, restricted stock, savings, pension, supplemental executive retirement, or other retirement income or welfare benefit, deferred compensation, incentive compensation, group or other life (including "split dollar" life), health, medical/hospital or other insurance (whether funded by actual insurance or self-insured by the Company), disability, salary continuation, expense reimbursement and other employee benefit policies, plans, programs or arrangements that may now exist or any equivalent successor policies, plans, programs or arrangements that may be adopted hereafter by the Company, providing perquisites, benefits and service credit for benefits at least as great in the aggregate as are payable thereunder prior to a Change in Control.

                  (g) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                  (h) "Incentive Pay" means an annual amount equal to not less than the average aggregate annual bonus, incentive or other payments of cash compensation, in addition to Base Pay, made or to be made in regard to services rendered during the three consecutive fiscal years immediately preceding the fiscal year in which the Change in Control occurred pursuant to any bonus, incentive, profit-sharing, performance, discretionary pay or similar agreement, policy, plan, program or arrangement (whether or not funded) of the Company, or any successor thereto (including, without limitation, any matching cash payment made with respect to restricted stock awards vesting during such three-year period), providing benefits at least as great as the benefits payable thereunder prior to a Change in Control.

                  (i) "Retirement Plans" means the retirement income, supplemental executive retirement, excess benefits and retiree medical, life and similar benefit plans providing retirement perquisites, benefits and service credit for benefits at least as great in the aggregate as are payable thereunder prior to a Change in Control.

                  (j) "Severance Period" means the period of time commencing on the date of the first occurrence of a Change in Control and continuing until the earlier of (i) the second anniversary of the occurrence of the Change in Control, or (ii) the Executive's death; provided, however, that commencing on each anniversary of the Change in Control, the Severance Period will automatically be extended for an additional year unless, not later than 90 calendar days prior to such anniversary date, either the Company or the Executive gives written notice to the other that the Severance Period is not to be so extended.

                  (k) "Subsidiary" means an entity in which the Company directly or indirectly beneficially owns 50% or more of the outstanding Voting Stock.

                  (l) "Term" means the period commencing as of the date hereof and expiring as of the later of (i) the close of business on December 31, 2002, or (ii) the expiration of the Severance Period; provided, however, that (A) commencing on January 1, 2001 and each January 1 thereafter, the term of this Agreement will automatically be extended for an additional year unless, not later than September 30 of the immediately preceding year, the Company or the Executive gives written notice that it or the Executive, as the case may be, does not wish to have the Term extended and (B) subject to the last sentence of Section 9, if, prior to a Change in Control, the Executive ceases for any reason to be an employee of the Company and any Subsidiary, thereupon without further action the Term will be deemed to have expired and this Agreement will immediately terminate and be of no further effect. For purposes of this Section 1(l), the Executive will not be deemed to have ceased to be an employee of the Company or any Subsidiary by reason of the transfer of Executive's employment between the Company and any Subsidiary, or among any Subsidiaries.

                  (m) "Termination Date" means the date on which the Executive's employment is terminated, (the effective date of which will be the date of termination, or such other date that may be specified by the Executive if the termination is pursuant to Section 3(b)).

                  (n) "Voting Stock" means securities entitled to vote generally in the election of directors.

                  2. Operation of Agreement. This Agreement will be effective and binding immediately upon its execution, but, anything in this Agreement to the contrary notwithstanding, this Agreement will not be operative unless and until a Change in Control occurs. Upon the occurrence of a Change in Control at any time during the Term, without further action, this Agreement will become immediately operative.

                  3. Termination Following a Change in Control. (a) In the event of the occurrence of a Change in Control, the Executive's employment may be terminated by the Company during the Severance Period and the Executive will be entitled to the benefits provided by Section 4 unless such termination is the result of the occurrence of one or more of the following events:

                        (i) The Executive's death;

                       (ii) The Executive becoming permanently disabled within the meaning of, and beginning to actually receive disability benefits pursuant to, the long-term disability plan in effect for, or applicable to, Executive immediately prior to the Change in Control; or

                      (iii) Cause.

If, during the Severance Period, the Executive's employment is terminated by the Company or any Subsidiary other than pursuant to Section 3(a)(i), 3(a)(ii) or 3(a)(iii), the Executive will be entitled to the benefits provided by Section 4 hereof.

                  (b) In the event of the occurrence of a Change in Control, the Executive may terminate employment with the Company and any Subsidiary during the Severance Period with the right to severance compensation as provided in
Section 4 upon the occurrence of one or more of the following events (regardless of whether any other reason, other than Cause as hereinabove provided, for such termination exists or has occurred, including without limitation other employment):

                  (i) Failure to elect or reelect or otherwise to maintain the Executive in the office or the position, or a substantially equivalent office or position, of or with the Company and/or a Subsidiary, as the case may be, which the Executive held immediately prior to a Change in Control, or the removal of the Executive as a Director of the Company (or any successor thereto) if the Executive was a Director of the Company immediately prior to the Change in Control;

                  (ii) (A) A significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position with the Company and any Subsidiary which the Executive held immediately prior to the Change in Control, (B) a reduction in the aggregate of the Executive's Base Pay and Incentive Pay received from the Company and any Subsidiary, or (C) the termination or denial of the Executive's rights to Employee Benefits or a reduction in the scope or value thereof, any of which is not remedied by the Company within 10 calendar days after receipt by the Company of written notice from the Executive of such change, reduction or termination, as the case may be;

                  (iii) A determination by the Executive (which determination will be conclusive and binding upon the parties hereto provided the determination was made in good faith and, in all events, will be presumed to have been made in good faith unless otherwise shown by the Company by clear and convincing evidence) that a change in circumstances has occurred following a Change in Control, including, without limitation, a change in the scope of the business or other activities for which the Executive was responsible immediately prior to the Change in Control, which has rendered the Executive substantially unable to carry out, has substantially hindered Executive's performance of, or has caused Executive to suffer a substantial reduction in, any of the authorities, powers, functions, responsibilities or duties attached to the position held by the Executive immediately prior to the Change in Control, which situation is not remedied within 10 calendar days after written notice to the Company from the Executive of such determination;

                  (iv) The liquidation, dissolution, merger, consolidation or reorganization of the Company or transfer of all or substantially all of its business and/or assets unless the successor or successors (by liquidation, merger, consolidation, reorganization, transfer or otherwise) to which all or substantially all of its business and/or assetsb have been transferred (directly or by operation of law) assumed all duties and obligations of the Company under this Agreement pursuant to Section 11(a);

                  (v) The Company requires the Executive to have his principal location of work changed to any location that is in excess of 35 miles from the location thereof immediately prior to the Change in Control, or requires the Executive to travel away from his office in the course of performing his responsibilities or duties attached to his position at least 20% more (in terms of aggregate days in any calendar year or in any calendar quarter when annualized for purposes of comparison to any prior year) than was required of Executive in any of the three full years immediately prior to the Change in Control without, in either case, his prior written consent; or

                  (vi) Without limiting the generality or effect of the foregoing, any material breach of this Agreement by the Company or any successor thereto which is not remedied by the Company within 10 calendar days after receipt by the Company of written notice from the Executive of such breach.

                  (c) A termination by the Company pursuant to Section 3(a) or by the Executive pursuant to Section 3(b) that entitles the Executive to the benefits provided by Section 4 (a "Qualifying Termination") will not affect any rights that the Executive may have pursuant to any agreement, policy, plan, program or arrangement of the Company providing Employee Benefits, which rights will be governed by the terms thereof; provided, however, that any rights to severance benefits to which Executive may be entitled upon a Qualifying Termination under any employment or severance agreement (other than this Agreement) to which Executive is a party at the time of such Qualifying Termination will be superseded by this Agreement.

                  4. Severance Compensation. (a) If, following the occurrence of a Change in Control, the Executive's employment is terminated during the Severance Period other than pursuant to Sections 3(a)(i), 3(a)(ii) or 3(a)(iii), or if the Executive terminates his employment pursuant to Section 3(b), the Company will pay to the Executive (or other Person as appropriate) as severance benefits the appropriate amounts described on Annex A within five business days after the Termination Date and will continue to provide to the Executive the continuing benefits described on Annex A for the periods described therein.

                  (b) Without limiting the rights of the Executive at law or in equity, if the Company fails to make any payment or provide any benefit required to be made or provided hereunder on a timely basis, the Company will pay interest on the amount or value thereof at an annualized rate of interest equal to the so-called composite "prime rate" as quoted from time to time during the relevant period in the Midwest Edition of The Wall Street Journal. Such interest will be payable as it accrues on demand. Any change in such prime rate will be effective on and as of the date of such change.

                  (c) Notwithstanding any provision of this Agreement to the contrary, the parties' respective rights and obligations under this Section 4 and under Sections 5 and 7 will survive any termination or expiration of this Agreement or the termination of the Executive's employment following a Change in Control for any reason whatsoever.

                  5. Certain Additional Payments by the Company. (a) Anything in this Agreement to the contrary notwithstanding, but subject to Section 5(h), in the event that this Agreement becomes operative and it is determined (as hereafter provided) that any payment or distribution by the Company or any of its affiliates to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, performance share, performance unit, stock appreciation right or similar right, or the lapse or termination of any restriction on, or the vesting or exercisability of, any of the foregoing (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor provision thereto) by reason of being considered "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), the Executive will be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"); provided, however, that no Gross-up Payment will be made with respect to the Excise Tax, if any, attributable to (i) any incentive stock option, as defined by Section 422 of the Code ("ISO") granted prior to the execution of this Agreement, or (ii) any stock appreciation or similar right, whether or not limited, granted in tandem with any ISO described in clause (i). The Gross-Up Payment will be in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment.

                  (b) Subject to the provisions of Section 5(f), all determinations required to be made under this Section 5, including whether an Excise Tax is payable by the Executive and the amount of such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to the
Executive and the amount of such Gross-Up Payment, if any, will be made by a nationally recognized accounting firm (the "Accounting Firm") selected by the Executive in his sole discretion. The Executive will direct the Accounting Firm to submit its determination and detailed supporting calculations to both the Company and the Executive within 30 calendar days after the Termination Date, if applicable, and any such other time or times as may be requested by the Company or the Executive. If the Accounting Firm determines that any Excise Tax is payable by the Executive, the Company will pay the required Gross-Up Payment to the Executive within five business days after receipt of such determination and calculations with respect to any Payment to the Executive. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it will, at the same time as it makes such determination, furnish the Company and the Executive an opinion that the Executive has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return. As a result of the uncertainty in the application of Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Section 5(f) and the Executive thereafter is required to make a payment of any Excise Tax, the Executive will direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and the Executive as promptly as possible. Any such Underpayment will be promptly paid by the Company to, or for the benefit of, the Executive within five business days after receipt of such determination and calculations.

                  (c) The Company and the Executive will each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or the Executive, as the case may be, reasonably requested by the Accounting Firm, and otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Section 5(b). Any determination by the Accounting Firm as to the amount of the Gross-Up Payment will be binding upon the Company and the Executive.

                  (d) The federal, state and local income or other tax returns filed by the Executive will be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to the Excise Tax payable by the Executive. The Executive will make proper payment of the amount of any Excise Payment, and at the request of the Company, provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns, if relevant, as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of the Executive's federal income tax return, or corresponding state or local tax return, if relevant, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, the Executive will, within five business days, pay to the Company the amount of such reduction.

                  (e) The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by
Section 5(b) will be borne by the Company. If such fees and expenses are initially paid by the Executive, the Company will reimburse the Executive the full amount of such fees and expenses within five business days after receipt from the Executive of a statement therefor and reasonable evidence of his payment thereof.

                  (f) The Executive will notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification will be given as promptly as practicable but no later than 1 business days after the Executive actually receives notice of such claim and the Executive will further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by the Executive). The Executive will not pay such claim prior to the earlier of (i) the expiration of the 30-calendar-day period following the date on which he gives such notice to the Company and (ii) the date that any payment of amount with respect to such claim is due. If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive will:

                  (i) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

                  (ii) take such action in connection with contesting such claim as the Company reasonably requests in writing from time to time, including without limitation accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

                  (iii) cooperate with the Company in good faith in order effectively to contest such claim; and

                  (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company will bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and will indemnify and hold harmless the Executive, on an after-tax basis, for and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this
Section 5(f), the Company will control all proceedings taken in connection with the contest of any claim contemplated by this Section 5(f) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided, however, that the Executive may participate therein at his own cost and expense) and may, at its option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company determines; provided, however, that if the Company directs the Executive to pay the tax claimed and sue for a refund, the Company will advance the amount of such payment to the Executive on an interest-free basis and will indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance; and provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim will be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive will be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

                  (g) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 5(f), the Executive receives any refund with respect to such claim, the Executive will (subject to the Company's complying with the requirements of Section 5(f)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 5(f), a determination is made that the Executive will not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial or refund prior to the expiration of 30 calendar days after such determination, then such advance will be forgiven and will not be required to be repaid and the amount of any such advance will offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to the Executive pursuant to this Section 5.

                  (h) Notwithstanding any provision of this Agreement to the contrary, if (i) but for this sentence, the Company would be obligated to make a Gross-Up Payment to the Executive, and (ii) the aggregate "present value" of the "parachute payments" to be paid or provided to the Executive under this Agreement or otherwise does not exceed 1.12 multiplied by three times the Executive's "base amount," then the payments and benefits to be paid or provided under this Agreement will be reduced to the minimum extent necessary (but in no event to less than zero) so that no portion of any payment or benefit to the Executive, as so reduced, constitutes an "excess parachute payment." For purposes of this Section 5(h), the terms "excess parachute payment," "present value," "parachute payment," and "base amount" will have the meanings assigned to them by Section 280G of the Code. The determination of whether any reduction in such payments or benefits to be provided under this Agreement is required pursuant to the preceding sentence will be made at the expense of the Company, if requested by the Executive or the Company, by the Accounting Firm. The fact that the Executive's right to payments or benefits may be reduced by reason of the limitations contained in this Section 5(h) will not of itself limit or otherwise affect any other rights of the Executive other than pursuant to this Agreement. In the event that any payment or benefit intended to be provided under this Agreement or otherwise is required to be reduced pursuant to this
Section 5(h), the Executive will be entitled to designate the payments and/or benefits to be so reduced in order to give effect to this Section 5(h). The Company will provide the Executive with all information reasonably requested by the Executive to permit the Executive to make such designation. In the event that the Executive fails to make such designation within 10 business days of the Termination Date, the Company may effect such reduction in any manner it deems appropriate.

                  6. No Mitigation  Obligation.  The Company hereby acknowledges that it will be difficult and may be impossible for the Executive to find reasonably comparable employment following the Termination Date and that the non-competition covenant contained in Section 8 will further limit the employment opportunities for the Executive. Accordingly, the payment of the severance compensation by the Company to the Executive in accordance with the terms of this Agreement is hereby acknowledged by the Company to be reasonable, and the Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise, except as expressly provided in the penultimate sentence of Paragraph 2 set forth on Annex A.

                  7. Legal Fees and Expenses. It is the intent of the Company that the Executive not be required to incur legal fees and the related expenses associated with the interpretation, enforcement or defense of Executive's rights under this Agreement by litigation or otherwise because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes or threatens to take any action to declare this Agreement void or unenforceable, or institutes any litigation or other action or proceeding designed to deny, or to recover from, the Executive the benefits provided or intended to be provided to the Executive hereunder, the Company irrevocably authorizes the Executive from time to time to retain counsel of Executive's choice, at the expense of the Company as hereafter provided, to advise and represent the Executive in connection with any such interpretation, enforcement or defense, including without limitation the initiation or defense of any litigation or other legal action, whether by or against the Company or any Director, officer, stockholder or other person affiliated with the Company, in any jurisdiction. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive's entering into an attorney-client relationship with such counsel and, in that connection, the Company and the Executive agree that a confidential relationship will exist between the Executive and such counsel. Without respect to whether the Executive prevails, in whole or in part, in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Executive in connection with any of the foregoing.

                  8. Competitive Activity. During a period ending one year following the Termination Date, if the Executive has received or is receiving benefits under Section 4, the Executive will not, without the prior written consent of the Company, which consent will not be unreasonably withheld, engage in any Competitive Activity.

                  9. Employment Rights. Nothing expressed or implied in this Agreement will create any right or duty on the part of the Company or the Executive to have the Executive remain in the employment of the Company or any Subsidiary prior to or following any Change in Control. Any termination of employment of the Executive or the removal of the Executive from the office or position in the Company or any Subsidiary following the commencement of any discussion with a third person that ultimately results in a Change in Control will be deemed to be a termination or removal of the Executive after a Change in Control for purposes of this Agreement.

                  10. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as the Company is required to withhold pursuant to any law or government regulation or ruling.

                  11. Successors and Binding Agreement. (a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, reorganization or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent the Company would be required to perform if no such succession had taken place. This Agreement will be binding upon and inure to the benefit of the Company and any successor to the Company, including without limitation any persons acquiring directly or indirectly all or substantially all of the business or assets of the Company whether by purchase, merger, consolidation, reorganization or otherwise (and such successor will thereafter be deemed the "Company" for the purposes of this Agreement), but will not otherwise be assignable, transferable or delegable by the Company.

                  (b) This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

                  (c) This Agreement is personal in nature and neither of the parties hereto will, without the consent of the other, assign, transfer or delegate this Agreement or any rights or obligations hereunder except as expressly provided in Sections 11(a) and 11(b). Without limiting the generality or effect of the foregoing, the Executive's right to receive payments hereunder is not assignable, transferable or delegable, whether by pledge, creation of a security interest, or otherwise, other than by a transfer by Executive's will or by the laws of descent and distribution and, in the event of any attempted assignment or transfer contrary to this Section 11(c), the Company will have no liability to pay any amount so attempted to be assigned, transferred or delegated.

                  12. Notices. For all purposes of this Agreement, all communications, including without limitation notices, consents, requests or approvals, required or permitted to be given hereunder will be in writing and will be deemed to have been duly given when hand delivered or dispatched by electronic facsimile transmission (with receipt thereof orally confirmed), or five business days after having been mailed by United States registered or certified mail, return receipt requested, postage prepaid, or one business day after having been sent by a nationally recognized overnight courier service such as Federal Express, UPS, or Purolator, addressed to the Company (to the attention of the Secretary of the Company) at its principal executive office and to the Executive at his principal residence, or to such other address as any party may have furnished to the other in writing and in accordance herewith, except that notices of changes of address will be effective only upon receipt.

                  13. Governing Law. The validity, interpretation, construction and performance of this Agreement will be governed by and construed in accordance with the substantive laws of the State of Indiana, without giving effect to the principles of conflict of laws of such State.

                  14. Validity. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, the remainder of this Agreement and the application of such provision to any other person or circumstances will not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal will be reformed to the extent (and only to the extent) necessary to make it enforceable, valid or legal.

                  15. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto or compliance with any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, expressed or implied with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. References to Sections are to references to Sections of this Agreement.

                  16. Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original but all of which together will constitute one and the same agreement.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.

                              CTS CORPORATION

                              By:
                                  Joseph P. Walker, Chairman,
                                  President & Chief Executive
                                  Officer

                                                                   Annex A


                            Severance Compensation

         (1) A lump sum payment in an amount equal to 3 times the sum of (A) Base Pay (at the highest rate in effect for any period prior to the Termination
Date), plus (B) Incentive Pay (determined in accordance with the standards set forth in Section 1(h)).

         (2) For a period of 36 months following the Termination Date (the "Continuation Period"), the Company will arrange to provide the Executive with Employee Benefits that are welfare benefits (but not stock option, performance share, performance unit, stock purchase, stock appreciation, restricted stock or similar compensatory benefits) substantially similar to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date (or, if greater, immediately prior to the reduction, termination, or denial described in Section 3(b)(ii)). During the Continuation Period, the Company will continue benefits available to Executive under the Company's "split dollar" life insurance program and will pay the premiums thereon. If and to the extent that any benefit described in this Paragraph 2 is not or cannot be paid or provided under any policy, plan, program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself pay or provide for the payment to the Executive, his dependents and beneficiaries, of such Employee Benefits. Employee Benefits otherwise receivable by the Executive pursuant to this Paragraph 2 will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period following the Executive's Termination Date, and any such benefits actually received by the Executive will be reported by the Executive to the Company. The notification period applicable to Executive under the Consolidated Omnibus Budget Reconciliation Act of 1986 (COBRA) will not commence until termination of the Continuation Period.

         (3) In addition to the retirement income, supplemental executive retirement, and other benefits to which Executive is entitled under the Company's Retirement Plans, a lump sum payment in an amount equal to the actuarial equivalent of the excess of (x) the retirement pension and the medical, life and other benefits that would be payable to the Executive under the Retirement Plans if Executive had continued to be employed through the Continuation Period given the Executive's Base Pay (at the highest rate in effect for any period prior to the Termination Date) (without regard to any amendment to the Retirement Plans made subsequent to a Change in Control which adversely affects in any manner the computation of retirement or welfare benefits thereunder), over (y) the retirement pension and the medical, life and other benefits that the Executive is entitled to receive (either immediately or on a deferred basis) under the Retirement Plans. For purposes of this subsection, "actuarial equivalent" will be determined using the same methods and assumptions utilized under the Company's qualified retirement plan for salaried employees in effect immediately prior to the Change in Control.

         (4) In lieu of Executive's right, if any, to receive benefits constituting non-cash "perquisites," including annual physicals, tax return preparation and car allowances, a lump sum payment in an amount equal to the lesser of (a) $50,000, or (b) 10% of the aggregate of Executive's Base Pay and Incentive Pay.

         (5) An amount up to $15,000 for outplacement services by a firm s elected by the Executive.

                                EXHIBIT (10) (h)

                            CTS CORPORATION EXECUTIVE
                           DEFERRED COMPENSATION PLAN


                                    SECTION I

                                NAME AND PURPOSE

         The name of this plan is the CTS Corporation Executive Deferred Compensation Plan (the "Plan"). Its purpose is to provide certain management and highly compensated employees of CTS Corporation (the "Company") with the opportunity to defer the base salary and/or incentive compensation otherwise payable to them as employees of the Company. This Plan is intended to be unfunded for tax purposes and for purposes of ERISA Title I.

                                   SECTION II

                                 EFFECTIVE DATE

         The Plan is effective as of September 14, 2000 ("Effective Date").

                                   SECTION III

                                  PARTICIPANTS

         The Chief Executive Officer of the Company is eligible to participate in the Plan. The Compensation Committee of the Board of Directors of the Company may determine and designate other management and highly compensated employees of the Company as eligible to participate in the Plan. Eligible employees of the Company who elect to participate in the Plan are hereafter called Participants.

                                   SECTION IV
                                   ----------

                                 ADMINISTRATION

         This Plan is administered by the Compensation Committee of the Board of Directors of the Company. The Compensation Committee shall interpret the Plan, prescribe, amend or rescind rules relating to it, select eligible Participants, and take all other action necessary for its administration, which actions shall be final and binding on all Participants.

                                    SECTION V
                                    ---------

                                    PLAN YEAR

               The Plan Year under this Plan is the calendar year.

                                   SECTION VI
                                   ----------

                                    DEFERRALS

         A. Before the first day of any Plan Year following the effective date (or with respect to individuals who first become Participants during a Plan Year, on or before thirty days from the date on which they become Participants), each Participant may elect to have the payment of up to fifty percent (50%) of his or her base salary for the Plan Year commencing immediately thereafter (or, if later, so much of the Plan Year as commences on the day following the date on which the individual becomes a Participant) deferred. The election is irrevocable and must be made on a form prescribed by the Compensation Committee; provided, however, that before the first day of any subsequent quarter of the Plan Year, a Participant may modify or revoke his or her base salary deferral election, which modification or revocation will become effective on the first day of the subsequent quarter.

         B. Before the first day of any Plan Year, each Participant may elect to have the payment of up to fifty percent (50%) of his or her incentive compensation to be earned during the Plan Year deferred. The election is irrevocable and must be made on a form prescribed by the Compensation Committee. The election applies only to that Plan Year.

                                   SECTION VII
                                   -----------

                               MEMORANDUM ACCOUNTS

         A. A separate unfunded account will be established and maintained by the Company for each Participant, which account shall reflect the accrued balance of all Participant deferrals and all interest credited thereon ("Memorandum Account").

         B. On the last business day prior to a Plan Year, the rate of interest to be applied to Memorandum Accounts under the Plan for the coming Plan Year will be established as the prime rate plus one percent (1%) in effect at the close of business on that day (the "Plan Year Interest Rate"), which will remain in effect for the entire Plan Year.

         C. On the first day of each month, the Company will credit each Participant's Memorandum Account with interest at the Plan Year Interest Rate plus one percent (1%) on the average daily balance in the Participant's Memorandum Account throughout the prior month.

                                  SECTION VIII
                                  ------------

                                  DISTRIBUTION

         A. Any termination of a Participant's employment with the Company, including without limitation his voluntary or involuntary separation, retirement or death, will trigger the commencement of distributions under the Plan.

         B. Except in the case of a Participant who has exercised the election provided for in Section VIII. C. below, all distributions under the Plan will be made in five approximately equal annual installments.

         C. A Participant may request in writing to the Compensation Committee at any time prior to the termination of his employment with the Company that the distribution of his Memorandum Account be made in one to five approximately equal installments as the Participant requests. The Compensation Committee in its sole discretion shall determine whether to grant such a request. A request under this section may be made only once and shall, if approved by the Compensation Committee, be irrevocable.

         D. Notwithstanding the foregoing provisions of this section, if a Participant's Memorandum Account has a value of less than $50,000 at the date of termination of his employment with the Company, the entire balance of the Memorandum Account will be distributed in one installment.

         E. Distributions shall be made as soon as practicable, but in no event more than sixty (60) days following the end of the Plan Year in which Participant's employment with the Company is terminated and subsequent Plan Years until all installments have been paid.

     F. A Participant may request in writing to the Compensation Committee at any time prior to the termination of his employment with the Company that the distribution of his Memorandum Account, in the event that his employment with the Company is terminated by reason of his death, to the person or persons designated in Section VIII. G. or to his estate, as the case may be, be made in approximately equal installments as the Participant requests not to exceed five installments. The Compensation Committee in its sole discretion shall determine whether to grant such request. If no request is made, such distribution will be made in five installments. In any event, if the beneficiary is an estate or if the value of the Participant's Memorandum Account is less than $50,000 on the date of the Participant's death, then the entire balance of the Memorandum Account will be distributed in one installment.

     G. Any amounts remaining undistributed at the death of a Participant, shall be distributed in installments, as provided in this Article VIII, to such person or persons, or the survivors thereof, as the Participant designates. The Participant may also designate to his or her surviving spouse the absolute power to appoint by will one or more persons including his or her estate, to receive payments distributable to him or her if he or she dies before all distributions have been received. All such designations shall be made in writing delivered to the Compensation Committee. The Participant may from time to time revoke or change any such designation on file with the Compensation Committee. At the time of the Participant's death, if the person or persons designated therein shall have all predeceased the Participant or otherwise ceased to exist or if no beneficiary designation is on file, such distributions will be made to the Participant's estate. If the person or persons designated therein shall survive the Participant but shall die before receiving all of such distribution, the balance thereof payable to such deceased distributee shall, unless the Participant's designation provides otherwise, be distributed to such deceased distributee's estate.

     H. The distribution of the Memorandum Account of a Participant whose service is terminated by reason of his or her death shall be made as provided in
Section VIII. F. If the death of the Participant occurs after the termination of his or her employment with the Company, the number of installments remaining to be paid shall be the number which otherwise would be distributable to the Participant, provided that the beneficiary may request, within six months of the death of the Participant, in writing to the Compensation Committee a smaller number of installments as to all installments which have not yet become payable. The Compensation Committee in its sole discretion shall determine whether to grant such request. In any event, if the beneficiary is an estate, payment shall be made in one installment.

     I. Notwithstanding any other provision of this Plan, upon the occurrence of an unanticipated emergency caused by an event beyond the control of a Participant or a beneficiary of a Participant, which will result in a severe financial hardship in the absence of early withdrawal under the Plan (an "Unforeseeable Emergency"), the Compensation Committee may approve the withdrawal of all or a portion of a Participant's or beneficiary's Memorandum Account; provided, however, that any such early distribution may only be to the extent required to meet the Unforeseeable Emergency. Distribution shall be made as soon as practicable following approval of the withdrawal request by the Compensation Committee. The Participant's deferrals shall be suspended and the Participant shall not be permitted to again defer until the beginning of the second Plan Year following the withdrawal.

     J. Upon the occurrence of a Change in Control of the Company, as defined in Appendix A to this Plan, the entire amount of each Participant's Memorandum Account, together with any uncredited interest due thereon, shall be deposited by the Company into the Trust for the CTS Corporation Executive Deferred Compensation Plan, a grantor (rabbi) trust intended to meet the safe harbor provisions of Rev. Proc. 92-64, within ten (10) business days following the Change in Control.

                                   SECTION IX
                                   ----------

                              PARTICIPANTS' RIGHTS

          Participants in the Plan have the status of general unsecured creditors of the Company. The Plan is a mere promise to make benefit payments in the future. All amounts deferred under this Plan are unfunded obligations of the Company and shall, until actual payment, continue to be part of the general funds of the Company except as provided in Section VIII. J. hereof. The Company is not required to segregate any monies from its general funds, or to create any trusts or to make any special deposits with respect to these obligations except as provided in Section VIII. J. hereof. Nothing contained in this Plan shall be construed to confer upon any Participant any right to continued employment with the Company or a subsidiary nor interfere in any way with the right of the Company or a subsidiary to terminate the employment of such Participant at any time without assigning any reason therefor.

                                    SECTION X
                                    ---------

                    NON-ALIENABILITY AND NON-TRANSFERABILITY


         The rights of a Participant to any payment hereunder shall not be assigned, transferred, pledged or encumbered. No Participant may borrow against his or her Memorandum Account. No Memorandum Account shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, whether voluntary or involuntary, including but not limited to any liability which is for alimony or other payments for the support of a spouse or former spouse, or for any other relative of any Participant.

                                   SECTION XI
                                   ----------

                               GENERAL PROVISIONS

         A. The Plan may, at any time or from time to time, be amended, modified or terminated by the Compensation Committee of the Board of Directors of the Company. No such amendment, modification or termination of the Plan shall, without the consent of a Participant, adversely affect such Participant's rights with respect to amounts then accrued in his or her Memorandum Account.

         B. The Plan shall be construed and governed in accordance with the laws of the State of Indiana.

         C. Appropriate payroll taxes shall be withheld from cash payments made to Participants pursuant to the Plan.

         D. All expenses of administering the Plan shall be borne by the Company and no part thereof shall be charged against any Participant's account or any amounts distributable hereunder.

                                 CTS CORPORATION
                      EXECUTIVE DEFERRED COMPENSATION PLAN


                                   APPENDIX A

     "Change in Control" means the occurrence of any of the following events:

1. the attainment by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a "Person") of aggregate beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of the combined voting power of the then outstanding securities (the "Voting Stock") of CTS Corporation (the "Company") entitled to vote generally in the election of directors of the Company; provided, however, that for purposes of this Section 1, the following will not be deemed to result in a Change in Control: (A) any acquisition directly from the Company that is approved by the Incumbent Board (as defined below), (B) any acquisition by the Company and any change in the percentage ownership of Voting Stock of the Company that results from such acquisition, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Subsidiary,
     (D) any acquisition by any Person pursuant to a Business Combination (as defined below) that complies with clauses (I), (II) and (III) of Section 3; or

2. individuals who, as of the Effective Date constitute the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute at least two-thirds of the Board of Directors of the Company; provided, however, that any individual becoming a Director subsequent to the Effective Date whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the Directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) will be deemed to have been a member of the Incumbent Board, but excluding, for this purpose, any such individual becoming a Director as a result of an actual or threatened election contest (within the meaning of Rule 14a-11 of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company (collectively, an "Election Contest"); or

3. consummation of (A) a reorganization, merger or consolidation, or (B) a sale or other disposition of all or substantially all of the assets of the Company, (such reorganization, merger, consolidation or sale each, a "Business Combination"), unless, in each case, immediately following such Business Combination, (I) all or substantially all of the individuals and entities who were the beneficial owners of Voting Stock of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than two-thirds of the then outstanding shares of common stock and the combined voting power of the then outstanding Voting Stock of the Company entitled to vote generally in the election of Directors of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns the Company, or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions relative to each other as their ownership, immediately prior to such Business Combination, of the Voting Stock of the Company, (II) no individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (other than the Company, such entity resulting from such Business Combination, or any employee benefit plan (or related trust) sponsored or maintained by the Company, any Subsidiary or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 15% or more of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination, and (III) at least two-thirds of the members of the Board of Directors of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board of Directors of the Company providing for such Business Combination; or

4. approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a Business Combination that complies with clauses (I), (II) and (III) of Section 3.

                                   EXHIBIT 21

                        CTS CORPORATION AND SUBSIDIARIES

 CTS Corporation (Registrant), an Indiana corporation

 Subsidiaries:

 CTS Corporation (Delaware), a Delaware corporation

        CTS of Panama, Inc., a Republic of Panama corporation

            CTS Components Taiwan, Ltd., 1 a Taiwan, Republic of China corporation

            CTS Electro de Matamoros, S.A., 1 a Republic of Mexico corporation

        CTS Export Corporation, a U.S. Virgin Islands corporation

        CTS Japan, Inc., a Japan corporation

        CTS International B.V., a Netherlands corporation

             CTS Singapore Pte., Ltd., a Republic of Singapore corporation

 CTS of Canada, Ltd., a Province of Ontario (Canada) corporation

        CTS Manufacturing (Thailand) Ltd., 1 a Thailand corporation

 CTS Electronics Hong Kong Ltd., 1 a Hong Kong corporation

        CTS (Tianjin) Electronics Company Ltd., a Peoples' Republic of China corporation

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

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333- 90697) and Form S-8 (No. 33-27749, No. 333-5730
and No. 333-91339) of CTS Corporation of our report dated January 22, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


 PricewaterhouseCoopers LLP

 Chicago, Illinois
 March 9, 2001