Form 10-Q
period 2001-04-01
CTS CORP
filed 2001-04-27
CIK 26058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001
                               -------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

Commission File Number

       1-4639
----------------------


                         CTS CORPORATION
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Indiana                          35-0225010
----------------------------    ----------------------------------
(State or other jurisdiction)  (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

905 West Boulevard North
Elkhart, IN                                   46514
---------------------------------------      ----------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (219)293-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No
             ----             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 25, 2001: 27,784,551.

                        CTS CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                 Page No.
                                                                 --------
PART I. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements


         Condensed Consolidated Statements of
         Earnings - For the Three Months
         ended April 1, 2001, and April 2, 2000                      3

         Condensed Consolidated Balance Sheets -
         As of April 1, 2001, and December 31, 2000                  4

         Condensed Consolidated Statements of Cash
         Flows - For the Three Months Ended
         April 1, 2001, and April 2, 2000                            5

         Consolidated Statements of Comprehensive
         Earnings - For the Three Months Ended
         April 1, 2001, and April 2, 2000                            6

         Notes to Condensed Consolidated Financial
         Statements                                               7-12

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                     13-18

         Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk                                 18


PART II. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                              18-19


         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                           19

         Item 6.  Exhibits and Reports on Form 8-K               19-20


SIGNATURES

Part 1 -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
                    (In thousands, except per share amounts)

                                                        Three Months Ended
                                                        ------------------
                                                       April 1,     April 2,
                                                          2001        2000
                                                       -------      -------

Net sales                                              $176,988     $204,466
Costs and expenses:
  Cost of goods sold                                    136,423      141,640
  Selling, general and administrative expenses           23,374       23,232
  Research and development expenses                       9,780        7,867
  Amortization of intangibles                             1,646        1,045
                                                       --------     --------
  Operating earnings                                      5,765       30,682

Other(expense)income:
  Interest expense                                       (3,366)      (3,182)
  Interest income                                           180          198
  Other                                                    (316)        (231)
                                                       --------     --------
Total other expense                                      (3,502)      (3,215)
                                                       --------     --------
Earnings before income taxes                              2,263       27,467
Income taxes                                                566        7,691
                                                       --------     --------

    Earnings from continuing operations                   1,697       19,776

    Net loss from discontinued operations,
     net of income tax benefit of $355
     - Note D                                                 0         (529)
                                                       --------     --------
    Net earnings                                       $  1,697     $ 19,247
                                                       ========     ========

Earnings(loss)per share - Note H

 Basic:
    Continuing operations                                $ 0.06       $ 0.71
    Discontinued operations                                   0        (0.02)
                                                         ------       ------
    Net earnings per share                               $ 0.06       $ 0.69
                                                         ======       ======

 Diluted:
    Continuing operations                                $ 0.06       $ 0.68
    Discontinued operations                                   0        (0.02)
                                                         ------       ------
    Net earnings per share                               $ 0.06       $ 0.66
                                                         ======       ======

Cash dividends declared per share                        $ 0.03       $ 0.03

Average common shares outstanding:
    Basic                                                27,671       27,730
    Diluted                                              28,750       29,027

See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                     April 1,      December 31,
                                                       2001           2000*
                                                       ----           -----
ASSETS                                              (Unaudited)
Current Assets
   Cash                                              $14,123        $ 20,564
   Accounts receivable, less allowances
     (2001--$1,825; 2000-$1,837)                     110,015         145,920
   Inventories--Note B                                97,182         104,316
   Other current assets                                9,371           8,920
   Deferred income taxes                              25,976          25,976
                                                    --------        --------
     Total current assets                            256,667         305,696

Property, Plant and Equipment, less accumulated
  depreciation(2001--$197,140; 2000--$189,219)       244,164         224,861
Other Assets
   Prepaid pension expense                            88,121          84,301
   Intangible assets --Note C                         51,974          53,606
   Other                                               5,187           4,465
                                                    --------        --------
     Total other assets                              145,282         142,372
                                                    --------        --------
                                                    $646,113        $672,929
                                                    ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt-Note E       $ 11,250        $ 10,000
  Notes payable                                        8,743           7,397
  Accounts payable                                    57,655         100,394
  Accrued liabilities                                 77,976          85,100
                                                    --------        --------
     Total current liabilities                       155,624         202,891

Long-term debt--Note E                               198,250         178,000
Other long-term obligations                            6,451           6,689
Deferred income taxes                                 34,612          34,612
Postretirement benefits                                4,398           4,380
Shareholders' equity
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued
  Common stock-authorized 75,000,000 shares
   without par value; 48,437,874 shares
   issued at April 1, 2001, and 48,436,908
   shares issued at December 31, 2000                199,313         198,877
  Additional contributed capital                      14,674          14,558
  Retained earnings                                  326,705         325,850
  Cumulative translation adjustment                   (2,541)         (1,561)
                                                    --------        --------
                                                     538,151         537,724
  Cost of common stock held in treasury
   2001-- 20,653,323 shares; 2000--20,655,721
   shares                                           (291,373)       (291,367)
                                                    --------        --------
     Total shareholders' equity                      246,778         246,357
                                                    --------        --------
                                                    $646,113        $672,929
                                                    ========        ========

 *The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                            (In thousands of dollars)


                                                    Three Months Ended
                                                    ------------------
                                                  April 1,        April 2,
                                                   2001             2000
                                                   ----             ----
Cash flows from operating activities:
  Net earnings                                   $  1,697        $ 19,247
  Depreciation and amortization                    13,651          10,234
  Deferred income taxes                              (797)              0
  Loss on disposal of discontinued operations           0             529
  Prepaid pension asset                            (3,820)         (4,030)
  Income tax benefit related to exercised
   stock options                                        0           6,395
  Changes in assets and liabilities:
    Accounts receivable                            35,905          15,895
    Inventories                                     7,134           4,665
    Other current assets                             (451)        (11,922)
    Accounts payable and accrued liabilities      (49,870)        (20,804)
    Other                                             312             846
                                                  --------       --------
    Total adjustments                               2,064           1,808
                                                  -------        --------
  Net cash provided by continuing operations        3,761          21,055
  Net cash provided by discontinued operations          0             318
                                                  -------        --------
  Net cash provided by operating activities         3,761          21,373
Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment including discontinued
   operations, net                                      0           4,307
  Capital expenditures                            (32,107)        (20,516)
  Other                                              (228)              0
                                                  -------         -------
  Net cash used in investing activities           (32,335)        (16,209)

Cash flows from financing activities:
  Payments of long-term obligations, net           (2,500)         (7,250)
  Proceeds from issuance of long-term
   obligations                                     24,000               0
  Dividend payments                                  (834)           (824)
  Purchases of treasury stock                           0          (3,092)
  Other                                             1,484           4,452
                                                  -------         --------
    Net cash provided by (used in)
     financing activities                          22,150          (6,714)

Effect of exchange rate changes on cash               (17)           (143)
                                                  -------         -------
Net decrease in cash                               (6,441)         (1,693)
Cash at beginning of year                          20,564          24,219
                                                  -------         -------
Cash at end of period                            $ 14,123        $ 22,526
                                                 ========        ========

Supplemental cash flow information
Cash paid during the period for:
    Interest                                      $ 3,178         $ 2,165
    Income taxes--net                             $ 2,421         $ 4,478

 See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
                            (In thousands of dollars)


                                            Three Months Ended
                                            ------------------

                                          April 1,         April 2,
                                            2001            2000
                                            ----            ----

Net earnings                             $ 1,697          $19,247
Other comprehensive loss -
   Translation adjustments                  (980)            (397)
                                         -------         --------
     Comprehensive earnings              $   717          $18,850
                                         =======          =======


See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  April 1,2001

NOTE A--BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made for the periods presented in the financial statements to conform to the 2001 presentation.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                     (In thousands)
                                 April 1,     December 31,
                                  2001           2000
                                  ----           ----

          Finished goods         $29,891       $ 29,756
          Work-in-process         16,454         16,490
          Raw materials           50,837         58,070
                                  ------         ------

                                 $97,182       $104,316
                                 =======       ========

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

The acquisition was accounted for under the purchase method of accounting. As part of the acquisition, CTS paid Motorola, Inc. $94 million at the closing and assumed approximately $49 million of debt (including pension obligations). CTS may be obligated to pay additional amounts depending upon increased sales and profitability of CTS Wireless through 2003. The calculation resulted in an additional payment of approximately $11 million for 1999 and an estimated liability of $15 million for 2000. The maximum remaining potential payment under the acquisition agreement was $79.6 million at December 31, 2000. CTS financed a substantial portion of the purchase price through bank borrowings. CTS incurred approximately $4 million in costs directly associated with the acquisition which were included in the overall consideration.

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
                                                  ======

Identifiable intangible assets include trademarks, tradenames, technology rights and customer lists that are amortized over 4-30 years. Current technology is amortized over four years.


NOTE D--DISCONTINUED OPERATIONS

During 1998, CTS finalized a plan to sell all of the businesses obtained in the acquisition of Dynamics Corporation of America ("DCA") not strategic to CTS' electronic components or electronic assemblies core business segments. During the first quarter of 2000, the disposition of DCA acquired businesses was completed resulting in a net loss of $0.5 million.

NOTE E--LONG-TERM DEBT

Long-term debt (including the current portion) increased from $188 million at December 31, 2000, to $210 million at April 1, 2001. Interest rates on these borrowings fluctuate based upon LIBOR, with adjustments based on the ratio of CTS' consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. CTS pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. Currently, that fee is 0.25 percent per annum. The credit agreement and term loans require, among other things, that CTS maintain a minimum net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio. CTS has a total of $269 million of credit facilities which are unsecured.

NOTE F--BUSINESS SEGMENTS

Financial Accounting Standards Board("FASB")Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of wireless components used in cellular handsets, automotive sensors used in commercial or consumer vehicles, frequency control devices such as crystals and clock oscillators, loudspeakers, resistor networks, switches and potentiometers. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such an assembly represents a completed, higher-level functional product to be used in customer end products or assemblies. These products consist principally of integrated interconnect systems products containing backpanel and connector assemblies used in the telecommunications industry, RF (radio frequency) Integrated Modules used in cellular handsets, hybrid microcircuits used in the healthcare market and pointing sticks/cursor controls for notebook computers.

Management evaluates performance based upon operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable segments is shown in the following table:

(In thousands)
                           Electronic        Electronic
                           Components        Assemblies          Total
                           ----------        ----------          -----
First Quarter 2001
Net sales to external
 customers                 $ 99,865          $ 77,123            $176,988
Operating earnings            4,367             1,398               5,765
Total assets                509,892           136,221             646,113


First Quarter 2000
Net sales to external
 customers                 $139,045           $65,421            $204,466
Operating earnings           24,150             6,532              30,682
Total assets                429,330            89,209             518,539


Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

(In thousands)

Operating Earnings                       First Quarter    First Quarter
                                             2001             2000
                                             ----             ----
Total operating earnings for
 reportable segments                        $ 5,765          $30,682
Interest expense                             (3,366)          (3,182)
Other expense                                  (136)             (33)
                                            -------          -------
Earnings before income taxes                $ 2,263          $27,467
                                            =======          =======



NOTE G--CONTINGENCIES

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


NOTE H--EARNINGS PER SHARE

FASB Statement No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the first quarter of 2001 and 2000. The other dilutive securities include approximately 255,000 and 264,000 at April 1, 2001, and April 2, 2000, respectively, shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their stock certificates for exchange in the DCA acquisition.

NOTE H--EARNINGS PER SHARE (Cont'd)


(In thousands, except per share amounts)

                                   Net                             Net
                                 Earnings        Shares         Earnings
                              (Numerator)  (Denominator)       Per Share

================================================================================
First Quarter 2001:
Basic EPS                        $ 1,697         27,671          $0.06
================================================================================
Effect of Dilutive
 Securities:
   Stock options                                    715
   Other                                            364
--------------------------------------------------------------------------------

Diluted EPS                      $ 1,697         28,750          $0.06
================================================================================

First Quarter 2000:
Basic EPS                        $19,247         27,730          $0.69
================================================================================
Effect of Dilutive
 Securities:
   Stock options                                  1,033
   Other                                            264
--------------------------------------------------------------------------------

Diluted EPS                      $19,247         29,027          $0.66
================================================================================


NOTE I--INCOME TAXES

In 2001, CTS lowered its overall effective tax rate to 25% from 28% used in 2000. The reduction in anticipated income tax expense for 2001 results from a higher percentage of income in lower tax rate jurisdictions.

NOTE J--RECENT ACCOUNTING PRONOUNCEMENT

The FASB issued Statement No. 133, "Accounting for Derivatives and Hedging Activities," as amended, was effective for CTS on January 1, 2001. CTS had no transitional effect of adopting this statement at January 1, 2001.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Changes in Financial Condition:  Comparison of April 1, 2001 to
---------------------------------------------------------------
December 31, 2000
-----------------

As a result of the severe economic downturn and the softness in the served markets, the Company issued a revenue and earnings warning on March 6, 2001, revising its short-term outlook. In the press release, the Company stated that its businesses rely primarily on three markets: communications (infrastructure and handheld devices), automotive and computers. These markets are directly dependent on consumer and capital spending, which had slowed significantly.

The March 6, 2001 revenue and earnings warning stated that as a result of current conditions, revenues for first quarter would be down 7% to 12% compared to first quarter 2000, driven by slowdown in demand and inventory corrections by the customer base. The decline in manufacturing revenues would more than offset the increase in the interconnect assemblies products and this shift in product mix would reduce our profit margins. Earnings would be significantly lower than first quarter 2000, in a range of $0.04 to $0.08 diluted earnings per share. For the full-year 2001, the outlook was that revenues were expected to be about flat with the year 2000 and diluted earnings per share were expected to be in the range of $2.10 to $2.40.

In CTS' first quarter earnings press release and conference call on April 18, 2001, the above earnings outlook was discussed and it was stated that the revised annual earnings outlook is achievable, most likely at the $2.10 earnings per share end of the range and before any one-time charges.

The following table highlights changes in balance sheet items and ratios and other information related to liquidity and capital resources:

                                   (Dollars in thousands)

                              April 1,   December 31,   Increase
                                2001        2000       (Decrease)
                                ----        ----       ----------

Cash                         $ 14,123     $ 20,564     $ (6,441)
Accounts receivable, net      110,015      145,920      (35,905)
Inventories, net               97,182      104,316       (7,134)
Current assets                256,667      305,696      (49,029)
Accounts payable               57,655      100,394      (42,739)
Current liabilities           155,624      202,891      (47,267)
Working capital               101,043      102,805       (1,762)
Current ratio                    1.65         1.51         0.14
Long-term debt (including
 current maturities)         $209,500     $188,000     $ 21,500
Shareholders' equity          246,778      246,357          421
Long-term debt (including
 current maturities as a
 percent of shareholders'
 equity                           85%          76%            9 % pts.
Long-term debt (including
 current maturities)as a
 percent of capitalization        46%          43%            3 % pts.

From December 31, 2000, to April 1, 2001, the working capital of CTS Corporation and its subsidiaries decreased $1.8 million primarily as a result of the lower revenues. This decrease, was principally the result of reductions in accounts receivable and inventories, offset by a decrease in accounts payable.

The percentage of long-term debt to shareholders' equity increased due to the increase in debt, primarily required to fund the $32.1 million of capital expenditures for production equipment for new products and to continue the construction on the Asian buildings.

Changes in Financial Condition:  Comparison of April 1, 2001 to
---------------------------------------------------------------
December 31, 2000 - Continued
-----------------------------

Capital expenditures were $32.1 million during the first quarter, compared with $20.5 million for first quarter 2000. These capital expenditures were primarily for production equipment for new products and the Asian buildings, primarily for wireless communications products.


LIQUIDITY  CAPITAL RESOURCES

In the first quarter of 2001, cash flows provided by operating activities were $3.8 million, with the most significant impact coming from a reduction in earnings combined with the working capital changes discussed previously.

Cash flows used for investing activities totaled $32.3 million through the first quarter of 2001, including $32.1 million of capital expenditures. In the first quarter of 2000, cash flows used for investing activities totaled $16.2 million, consisting of $20.5 million of capital expenditures, partially offset by net proceeds received from the sale of property, plant and equipment, including discontinued operations, of $4.3 million.

Cash flows provided by financing activities were $22.2 million in 2001, consisting primarily of a net increase in debt of $21.5 million, partially offset by payment of dividends of $0.8 million. In 2000, cash flows used in financing activities were $6.7 million consisting primarily of a net decrease in debt of $7.3 million and $3.1 million purchases of CTS stock partially offset by other financing activities of $4.5 million, primarily related to the increase of stock options.

CTS' capital expenditures for 2001 are presently expected to total less than $100 million, $32.1 million of which has been spent during the first three months of the year. These capital expenditures are primarily for new products and technologies and land/building projects in Asia. In the CTS traditional product lines, expenditures are required in the interconnect, automotive and resistor product lines for new product introduction and new technology. Projected capital expenditures in 2001 for Wireless projects include programs for the RF Integrated Modules and for the necessary equipment to reduce product size as a result of customer demands in the wireless handset industry. Expenditures for new Asian facilities for Wireless, in accordance with the acquisition agreement, continue and totaled $12.6 million during the first quarter of 2001.

Changes in Financial Condition:  Comparison of April 1, 2001 to
---------------------------------------------------------------
December 31, 2000 - Continued
-----------------------------

LIQUIDITY  CAPITAL RESOURCES (Continued)

CTS has historically been able to fund its capital and operating needs through its cash flows from operations and available credit under its bank credit facilities. CTS currently has unsecured bank credit facilities totaling $269 million which mature over five years. CTS believes its current cash flow and its ability to obtain additional cash, either through the issuance of additional shares of common stock or other securities and utilization of bank credit facilities, will be adequate to fund its working capital, capital expenditures and debt service requirements.

On December 10, 1999, CTS filed a shelf registration Statement Form S-3, with the Securities and Exchange Commission. Under this shelf process, CTS has a two-year period within which it may elect to offer up to $500 million in any combination of debt securities, common stock, preferred stock or warrants.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Changes in Results of Operations: Comparison of First Quarter 2001 to First Quarter 2000

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ended April 1, 2001, and April 2, 2000.

                                                (Dollars in thousands)
                                          -------------------------------
                                          April 1,   April 2,    Increase
                                            2001       2000     (Decrease)
                                            ----       ----     ----------

Net sales                                $176,988   $204,466    $ (27,478)
Gross earnings                             40,565     62,826      (22,261)
Gross earnings as a percent
  of sales                                  22.9%       30.7%        (7.8)% pts.
Selling, general and
  administrative expenses                  23,374     23,232          142
Selling, general and
  administrative expenses as
  a percent of sales                         13.2%      11.4%         1.8 % pts.
Research and development
  expenses                                  9,780      7,867        1,913
Operating earnings                          5,765     30,682      (24,917)
Operating earnings, as a
  percent of sales                            3.3%      15.0%        11.7 % pts.
Interest expense                            3,366      3,182          184
Earnings from continuing
 operations before income
 taxes                                      2,263     27,467      (25,204)
Income taxes                                  566      7,691       (7,125)
Income tax rate                              25.0%      28.0%        (3.0)% pts.
Net loss from discontinued
 operations, net of income tax
 benefit of $355                                0       (529)         529
Net earnings                              $ 1,697   $ 19,247     $(17,550)

Net sales decreased by $27.5 million, or 13.4% from the first quarter of 2000. Gross earnings are lower due primarily to the under absorption of fixed costs. Operating earnings include $2.1 million (or $0.05 diluted earnings per share) of severance costs in the first quarter of 2001.

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations: Comparison of First Quarter 2001 to First Quarter 2000

As a percentage of total sales, the first quarter of 2001 sales of electronic components and electronic assemblies were 56% and 44%, respectively. As a percentage of total sales, sales of electronic components and electronic assemblies in the first quarter of 2000 were 68% and 32%, respectively. Refer to Note F - Business Segments, for a description of the Company's business segments.

The electronic components segment experienced a $39.2 million sales decrease, or 28% from the first quarter of 2000. Sales decreases occurred principally as a result of the softness in demand for wireless and other components.

The electronic assemblies segment experienced a 2001 sales increase of $11.7 million, or 18% from the first quarter of 2000. The revenue increase was experienced primarily in the interconnect product lines within this segment due to the demand for integrated interconnect systems and was partially offset by the RF integrated modules used in wireless handsets.

Gross earnings dollars decreased primarily due to lower sales levels. The lower percent of sales in both segments results principally from under absorbed overheads caused by lower production levels combined with a shift of sales to lower margin products.

Selling, general and administrative expenses were $23.4 million, versus $23.2 million in the prior year's quarter.

Research and development expenses increased $1.9 million to $9.8 million from the prior quarter as a result of activities related to our wireless product lines that will support new product applications for multi-functional cellular phones, PDAs, two-way pagers and global positioning systems (GPS). These and other programs are directed to improve product performance and to achieve miniaturization through advanced technology and integration, and new product development in other product lines, most notably automotive.

The decrease in operating earnings dollars, was principally due to lower volume as a result of the overall softness in the served markets, particularly the wireless handset demand within both the electronic components and electronic assemblies segments.

Item 2.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

Changes in Results of Operations: Comparison of First Quarter 2001 to First Quarter 2000

The effective tax rate decreased to 25.0% from the previous rate of 28.0% primarily due to a shift in earnings to lower tax jurisdictions.

Statements about the Company's earnings outlook and its plans, estimates and beliefs concerning the future are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on the Company's current expectations.
Actual results may differ materially from those stated in the forward-looking statements due to a variety of factors which could affect the Company's operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statements. Factors that could impact future results include among others: the impact of the ongoing slowdown in the overall economy; the Company's successful execution of its consolidation and cost reduction plans; pricing pressures and demand for the Company's products, especially if economic conditions worsen or do not recover in the key markets for the Company's products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political risks. Investors are encouraged to examine the Company's SEC filings, which more fully describe the risks and uncertainties associated with the Company's business.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in CTS' market risk since December 31, 2000.



                           Part 2 -- OTHER INFORMATION


Item 1.  Legal Proceedings

CTS is involved in litigation and in other administrative proceedings with government agencies regarding the protection of the environment, and other matters, the results of which are not yet determinable. In the opinion of management, based upon currently available information, adequate provision for anticipated costs has been made, or the ultimate costs resulting from such litigation or administrative proceedings will not materially affect the consolidated financial position of the Company or the results of operations. See also Note G-"Contingencies," in the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CTS Corporation was held on April 18, 2001. At the meeting, the following matters were submitted to a vote of the stockholders of CTS:

1. The election of ten directors to serve for one year beginning at the 2001 annual shareholders' meeting and expiring at the 2002 annual shareholders' meeting. A summary of votes by directors is shown below:



    Director                    For            Against
    --------                    ---            -------

Walter S.Catlow             25,227,728         174,030

Lawrence J.Ciancia          25,229,460         172,298

Thomas G. Cody              25,222,849         178,909

Jeannine M. Davis           25,229,610         172,148

Gerald H. Frieling          25,214,239         187,519

Roger R.Hemminghaus         25,227,324         174,434

Michael A. Henning          25,219,789         181,969

Robert A. Profusek          25,229,284         172,474

Joseph P. Walker            25,226,390         175,368

Randall J.Weisenburger      21,127,901       4,273,857


2. The 2001 Stock Option Plan was approved by the shareholders with 17,625,105 affirmative votes, 3,797,028 votes against, 110,175 abstaining votes, and 3,869,960 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

(10) (a) CTS Corporation Executive Deferred Compensation Plan, as amended, filed herewith.

(10) (b)   Prototype Employment Agreement between the Company and
           Philip G. Semprevio, Donald R. Schroeder, Ian Archer, H. Tyler Buchanan and Jeannine M. Davis, filed herewith.

(10) ( c ) 2001 Stock Option Plan and Prototype Employee Option Agreement,
           filed herewith.

b.  Reports on Form 8-K

During the three-month period ending April 1, 2001, CTS filed one report on Form 8-K, dated January 23, 2001, under Item 5., Other Events, reporting a reduction in the number of shares of CTS stock reserved for issuance under the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, effective December 31, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                 CTS CORPORATION


/S/Jeannine M. Davis            /S/George T. Newhart
-------------------------       ---------------------------
Jeannine M. Davis               George T. Newhart
Executive Vice President        Vice President Investor
Administration and              Relations and Interim Chief
Secretary                       Financial Officer






Dated: April 27, 2001

                                                                EXHIBIT (10) (a)



                           CTS CORPORATION EXECUTIVE
                           DEFERRED COMPENSATION PLAN


                                    SECTION I
                                    ---------

                                NAME AND PURPOSE
                                ----------------

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


                                   SECTION II
                                   ----------

                                 EFFECTIVE DATE
                                 --------------

The Plan is effective as of September 14, 2000 ("Effective Date").


                                   SECTION III
                                   -----------

                                  PARTICIPANTS
                                  ------------

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

                                 ADMINISTRATION
                                 --------------

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

                                   PLAN YEAR
                                   ---------

        The Plan Year under this Plan is the calendar year.


                                   SECTION VI
                                   ----------

                                   DEFERRALS
                                   ---------

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

B. Before the first day of any Plan Year (or with respect to individuals who first become Participants during a Plan Year, before commencing services for which they may earn incentive compensation), each Participant may elect to have the payment of up to one hundred percent (100%) of his or her incentive compensation to be earned during the Plan Year deferred. The election is irrevocable and must be made on a form prescribed by the Compensation Committee. The election applies only to that Plan Year.


                                   SECTION VII
                                   -----------

                              MEMORANDUM ACCOUNTS
                              -------------------

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


                                  SECTION VIII
                                  ------------

                                  DISTRIBUTION
                                  ------------

     A. Any termination of a Participants employment with the Company, including without limitation his voluntary or involuntary separation, retirement or death, will trigger the commencement of distributions under the Plan.

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

     D. Notwithstanding the foregoing provisions of this section, if a Participants Memorandum Account has a value of less than $50,000 at the date of termination of his employment with the Company, the entire balance of the Memorandum Account will be distributed in one installment.

     E. Distributions shall be made as soon as practicable, but in no event more than sixty (60) days following the end of the Plan Year in which Participants employment with the Company is terminated and subsequent Plan Years until all installments have been paid.

    F. A Participant may request in writing to the Compensation Committee at any time prior to the termination of his employment with the Company that the distribution of his Memorandum Account, in the event that his employment with the Company is terminated by reason of his death, to the person or persons designated in Section VIII. G. or to his estate, as the case may be, be made in approximately equal installments as the Participant requests not to exceed five installments. The Compensation Committee in its sole discretion shall determine whether to grant such request. If no request is made, such distribution will be made in five installments. In any event, if the beneficiary is an estate or if the value of the Participants Memorandum Account is less than $50,000 on the date of the Participants death, then the entire balance of the Memorandum Account will be distributed in one installment.

     G. Any amounts remaining undistributed at the death of a Participant, shall be distributed in installments, as provided in this Article VIII, to such person or persons, or the survivors thereof, as the Participant designates. The Participant may also designate to his or her surviving spouse the absolute power to appoint by will one or more persons including his or her estate, to receive payments distributable to him or her if he or she dies before all distributions have been received. All such designations shall be made in writing delivered to the Compensation Committee. The Participant may from time to time revoke or change any such designation on file with the Compensation Committee. At the time of the Participants death, if the person or persons designated therein shall have all predeceased the Participant or otherwise ceased to exist or if no beneficiary designation is on file, such distributions will be made to the Participants estate. If the person or persons designated therein shall survive the Participant but shall die before receiving all of such distribution, the balance thereof payable to such deceased distributee shall, unless the Participants designation provides otherwise, be distributed to such deceased distributees estate.

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

     I. Notwithstanding any other provision of this Plan, upon the occurrence of an unanticipated emergency caused by an event beyond the control of a Participant or a beneficiary of a Participant, which will result in a severe financial hardship in the absence of early withdrawal under the Plan (an "Unforeseeable Emergency"), the Compensation Committee may approve the withdrawal of all or a portion of a Participants or beneficiarys Memorandum Account; provided, however, that any such early distribution may only be to the extent required to meet the Unforeseeable Emergency. Distribution shall be made as soon as practicable following approval of the withdrawal request by the Compensation Committee. The Participants deferrals shall be suspended and the Participant shall not be permitted to again defer until the beginning of the second Plan Year following the withdrawal.

     J. Upon the occurrence of a Change in Control of the Company, as defined in Appendix A to this Plan, the entire amount of each Participants Memorandum Account, together with any uncredited interest due thereon, shall be deposited by the Company into the Trust for the CTS Corporation Executive Deferred Compensation Plan, a grantor (rabbi) trust intended to meet the safe harbor provisions of Rev. Proc. 92-64, within ten (10) business days following the Change in Control.

                                   SECTION IX
                                   ----------

                              PARTICIPANTS' RIGHTS
                              --------------------

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


                                    SECTION X
                                    ---------

                    NON-ALIENABILITY AND NON-TRANSFERABILITY
                    ----------------------------------------

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

                                   SECTION XI
                                   ----------

                               GENERAL PROVISIONS
                               ------------------

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



                                                                EXHIBIT (10) (b)



                                CTS CORPORATION
                      EXECUTIVE DEFERRED COMPENSATION PLAN


                                   APPENDIX A

     "Change in Control" means the occurrence of any of the following events:

1. the attainment by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a "Person") of aggregate beneficial ownership (within the meaning of Rule 13d3 promulgated under the Exchange Act) of 25% or more of the combined voting power of the then outstanding securities (the "Voting Stock") of CTS Corporation (the "Company") entitled to vote generally in the election of directors of the Company; provided, however, that for purposes of this Section 1, the following will not be deemed to result in a Change in Control: (A) any acquisition directly from the Company that is approved by the Incumbent Board (as defined below), (B) any acquisition by the Company and any change in the percentage ownership of Voting Stock of the Company that results from such acquisition, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Subsidiary,
     (D) any acquisition by any Person pursuant to a Business Combination (as defined below) that complies with clauses (I), (II) and (III) of Section 3; or

2. individuals who, as of the Effective Date constitute the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute at least twothirds of the Board of Directors of the Company; provided, however, that any individual becoming a Director subsequent to the Effective Date whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least twothirds of the Directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) will be deemed to have been a member of the Incumbent Board, but excluding, for this purpose, any such individual becoming a Director as a result of an actual or threatened election contest (within the meaning of Rule 14a11 of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company (collectively, an "Election Contest"); or

3. consummation of (A) a reorganization, merger or consolidation, or (B) a sale or other disposition of all or substantially all of the assets of the Company, (such reorganization, merger, consolidation or sale each, a "Business Combination"), unless, in each case, immediately following such Business Combination, (I) all or substantially all of the individuals and entities who were the beneficial owners of Voting Stock of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than twothirds of the then outstanding shares of common stock and the combined voting power of the then outstanding Voting Stock of the Company entitled to vote generally in the election of Directors of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns the Company, or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions relative to each other as their ownership, immediately prior to such Business Combination, of the Voting Stock of the Company, (II) no individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (other than the Company, such entity resulting from such Business Combination, or any employee benefit plan (or related trust) sponsored or maintained by the Company, any Subsidiary or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 15% or more of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination, and
     (III) at least twothirds of the members of the Board of Directors of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board of Directors of the Company providing for such Business Combination; or

4. approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a Business Combination that complies with clauses (I), (II) and (III) of Section 3.

                                                                EXHIBIT (10) (b)




                              EMPLOYMENT AGREEMENT


        This Employment Agreement (this "Agreement") made and entered into this 18th day of April, 2001, by and between CTS Corporation, an Indiana corporation ("CTS") and ______________________, residing at ____________________,
("Executive").

        WHEREAS, the parties desire to enter into this Agreement, setting forth the terms and conditions for the employment relationship of Executive with CTS.

     NOW, THEREFORE, in consideration of the mutual premises and the respective covenants and agreements of the parties herein contained, the parties hereto agree as follows:

     1. Term; Duties. CTS agrees to employ Executive, and Executive agrees to be employed by CTS, on a full-time basis, in Executive's present capacity as ________________ ______________________, at CTS' principal offices or such other business location as Executive is presently assigned, with duties and responsibilities substantially the same as those now performed by Executive and such authority as that now exercised by Executive, or in such other executive capacity as may be agreed upon by Executive and CTS, for a term of two (2) years, commencing on March 1, 2001.

     2. Compensation and Benefits. In consideration of the employment of Executive with CTS, CTS will pay to Executive such salary, bonuses and other compensation as shall be established from time to time by the Compensation Committee of the Board of Directors of CTS; provided, however, that Executive's base salary shall not be less than the base salary in effect on the date of this Agreement, unless there is a general salary reduction affecting all CTS employees. Executive's base salary will be payable in accordance with CTS' general payroll practices as in effect from time to time, subject to applicable withholdings. Executive will be eligible to participate in CTS' incentive compensation plans on a basis no less favorable than that of other senior executive officers of CTS and to participate in CTS' pension, retirement savings, health and welfare and other employee benefit plans on a basis consistent with that offered to other salaried employees of CTS, to the extent permitted by law. This Agreement is not intended to and shall not be deemed to be in lieu of any rights, benefits and privileges to which Executive may be entitled as an Executive and as an employee of CTS, it being understood that Executive shall have the same rights and privileges as other senior executive officers and other salaried employees of CTS, to the extent permitted by law.

        3.      Termination of this Agreement.

     (a) Death. In the event of Executive's death, this Agreement shall terminate at the end of the calendar month during which death occurs. The terms of CTS' employee benefit plans and of any other plans in which Executive then is a participant shall govern any right or entitlement that Executive's heirs or beneficiaries have or may have thereunder.

     (b) Disability. In the event of Executive's permanent and total disability during the term of this Agreement, this Agreement shall terminate at the end of the calendar month during which a determination is made of Executive's permanent and total disability. A conclusive determination of Executive's permanent and total disability shall occur when Executive is placed on Permanent Inactive Disability Status under the CTS Corporation Salaried Employees' Pension Plan or a similar plan in which Executive is then a participant.

     (c) Voluntary Termination by Executive. This Agreement shall terminate at the end of the calendar month during which Executive voluntarily terminates employment with CTS.

     (d) Termination  by  CTS  for  Cause.   This  Agreement  shall  terminate
immediately if Executive's employment with CTS is terminated for cause by CTS. CTS may terminate Executive's employment for cause at any time, without prior notice to Executive. Termination for cause shall mean termination of Executive's employment by CTS because of willful neglect or material breach by Executive of the duties of Executive, gross dishonesty, material violation of CTS policies, to the substantial detriment of CTS, or any other conduct by Executive which materially prejudices the interests of CTS. Termination pursuant to this paragraph shall result in Executive's immediate forfeiture of all rights and privileges under this Agreement, excluding accrued salary, if any, which shall be immediately due and payable.

     (e) Termination by CTS for other than Cause. If CTS terminates this Agreement for any reason other than cause, as set forth in Section 3(d) above, then CTS agrees to continue to pay to Executive, for a period of two (2) years beginning on the date of termination (i) the base salary in effect at the time of termination and (ii) annual incentive compensation in an amount equal to the annual incentive compensation received by Executive for the calendar year ending prior to the date of termination under this subparagraph. All base salary payments hereunder will be made at CTS regular pay intervals during said two (2) year severance period. Incentive compensation will be paid as a part of the normal incentive compensation process each year during the severance period. Notwithstanding anything herein to the contrary, in the event that the

Executive, upon termination under this subparagraph, is entitled to receive greater benefits under any other agreement between CTS and the Executive, or under any severance policy of CTS, then Executive shall be entitled to receive the greater benefits available under that agreement or policy, in accordance with the provisions of said agreement or policy, in lieu of receiving any compensation or benefits under this Agreement.

     4. Other Agreements. This Agreement shall not affect any other agreements between the Executive and CTS pertaining to confidentiality of information, assignment of patents, stock options, indemnification, or any other subject.

     5. Successors and Assigns. This Agreement may be assigned by CTS to its successors and shall be binding upon its successors. This Agreement may not be
assigned  by  Executive,   but  applicable   benefits  hereunder  may  inure  to
Executive's heirs or beneficiaries.

     6. Waiver. Failure to insist upon strict compliance with any of the terms, covenants, or conditions hereof shall not be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed a waiver or relinquishment of such right or power at any other time or times.

     7. Modifications. This  Agreement  cannot  be  modified   orally.   All
modifications to this Agreement must be in a written agreement, signed by the party against whom enforcement of any waiver, change, extension or discharge is sought.

     8. Governing Law; Venue; Attorney's Fees. This Agreement and all questions arising in connection herewith shall be governed by the laws of the State of Indiana, with venue in any court of competent jurisdiction located in the State of Indiana. This Agreement shall be enforceable against CTS and its successors, agents and assignees by Executive or the personal representative of Executive's estate, if the Executive is deceased ("the Personal Representative"). If Executive or the Personal Representative is the prevailing party in any legal proceeding brought by Executive or the Personal Representative to enforce this Agreement, Executive or Executive's estate shall be entitled to receive reasonable attorney's fees and expenses from CTS. Similarly, if CTS prevails in any legal proceeding brought by either party to enforce this Agreement, CTS shall be entitled to receive its reasonable attorney's fees and expenses.


                                                CTS CORPORATION


                                                By:___________________________
                                                   Joseph P. Walker
                                                   Chairman of the Board & CEO


                                                EXECUTIVE:


                                                ------------------------------

                                                                 EXHBIT (10) (c)


                     CTS CORPORATION 2001 STOCK OPTION PLAN


     1. Purposes. The purposes of the CTS Corporation 2001 Stock Option Plan (the "Plan") are: (a) to attract and retain exceptional individuals as employees, directors and consultants of CTS Corporation ("CTS") and its subsidiaries; and (b) to further the growth and profitability of CTS by aligning the interests of such individuals with those of CTS' shareholders.

     2. Administration. The Plan will be administered by a committee of the CTS Board of Directors, consisting of two or more directors appointed by the Board of Directors, each of whom is a "Non-Employee Director" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") or any successor to Rule 16b-3, and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Subject to the provisions of the Plan, the Committee shall have the authority to: (a) construe and interpret the terms of the Plan and options granted thereunder; (b) prescribe, amend and rescind rules and regulations for Plan administration; (c) select participants to receive options under the Plan, determine the option grant dates, the number of shares subject to each option, the option prices, periods and other terms and conditions of options. All decisions, actions and interpretations of the Committee shall be final, binding and conclusive on all parties.

     3. Participants. Participants may consist of all employees of CTS and its subsidiaries, and all directors and consultants to CTS or any of its subsidiaries. Any corporation or other entity in which a 50% or greater interest is at the time directly or indirectly owned by CTS shall be considered a subsidiary for purposes of the Plan. No employee of CTS or a subsidiary of CTS, nor any director or consultant to CTS or any of its subsidiaries, shall have the right to receive an option under the Plan unless selected by the Committee. Incentive Stock Options, within the meaning of Section 422 of the Code, may only be granted to employees of CTS and its subsidiaries. Nonstatutory Stock Options may be granted to any participant under the Plan.

     4. Shares Available under the Plan. Two million (2,000,000) shares of CTS Common Stock, which may be either authorized and unissued shares or shares held as treasury stock, are reserved for issuance upon exercise of options granted under the Plan. Shares covered by options which have terminated or expired prior to exercise and shares which have been tendered as payment upon exercise of other options pursuant to Subsection 5(a) hereof, shall be available for further option grants hereunder.

     5. Terms and Conditions of Options. The Committee shall, in its discretion, prescribe the terms and conditions of options to be granted hereunder, which terms and conditions need not be the same in each case, subject to the following:

     (a) Option Price. The option price shall not be less that the fair market value of CTS Common Stock on the date the option is granted. Fair market value as of any date shall mean the closing price on that date of CTS Common Stock on the New York Stock Exchange, or, if not reported on such date, on the next preceding day on which a closing price was reported. Payment of the option price must be made at the time that any installment of an option is exercised, and the person exercising such option shall supply the Committee such pertinent information as the Committee may deem necessary. Payment may be made in cash or in previously owned (held for at least six months) shares of CTS Common Stock, by tender of such shares or by attestation.

     (b) Option Term. The option term shall not exceed ten years.

     (c) Exercise. The Committee shall determine the time or times at which an option may be exercised in whole or in part.

     (d) Limitations. The aggregate fair market value of the shares of CTS Common Stock for which any participant may be granted Incentive Stock Options, which become first exercisable in any calendar year, may not exceed $100,000. The maximum number of shares of Common Stock for which any participant may be granted options under the Plan in any calendar year is 250,000.

     6. Stock Option Agreement. Each stock option granted hereunder shall be evidenced by a written stock option agreement, executed by CTS and the option recipient, setting forth all of the terms and conditions applicable thereto.

     7. Amendment and Termination. The Committee may amend the Plan without shareholder approval at any time for the purpose of conforming to changes in pertinent law or government regulations or for any purpose permitted by law. In no event, however, may any such amendment (i) increase, except as provided in
Section 8 hereof, the number of shares of Common Stock reserved hereunder, (ii) reduce the option price below fair market value on the grant date; or (iii) allow repricing of options. The Committee may terminate the Plan at any time; provided, however, that no amendment or termination of the Plan may, without the consent of option holders, adversely affect their rights under any then outstanding options.

     8. Adjustment for Capital Change. The number, kind and price of shares subject to option, the number and kind of shares reserved for issuance, and to be issued, upon exercise of options hereunder, and the maximum number of shares which may be granted to any participant as provided in Subsection 5(d), shall be proportionately adjusted by the Committee to reflect the effects of stock splits, stock dividends and any other change in the capital structure of CTS.

     9. Nontransferability. Options are not assignable or transferable by the option holder other than by will or by the laws of descent and distribution.

     10. No Rights as Shareholders. Recipients of stock options under the Plan have no rights as shareholders with respect to shares subject to option unless and until such shares are issued.

     11. No Employment Rights. Nothing in the Plan or any agreement entered into pursuant to it shall confer upon any option recipient the right to continue as an employee, director or consultant of CTS.

     12. Governing Law. The Plan and any actions taken in connection therewith shall be governed by and construed in accordance with the laws of the state of Indiana (without regard to applicable Indiana principles of conflict of laws).

     13. Shareholder Approval. The Plan was adopted by the Board of Directors on December 15, 2000, subject to shareholder approval. If approved by the shareholders, the effective date of the Plan will be December 15, 2000. The Plan and any benefits granted thereunder shall be null and void if shareholder approval is not obtained at the Annual Meeting of Shareholders in 2001.

                     CTS CORPORATION 2001 STOCK OPTION PLAN:
                         EMPLOYEE STOCK OPTION AGREEMENT
                         -------------------------------

     THIS EMPLOYEE STOCK OPTION AGREEMENT (hereafter, Agreement) made this 18th day of April, 2001, (hereinafter, "Option Date") by and between CTS Corporation, an Indiana corporation (hereinafter, "CTS"), and MERGEFIELD FirstName FirstName MERGEFIELD Initial Initial MERGEFIELD LastName LastName, an employee of CTS or a subsidiary or division of CTS (hereinafter, "Employee").

     WHEREAS, CTS desires to create an additional incentive for the Employee to continue his or her services with CTS and to stimulate his or her interest in the growth and profitability of CTS, and

     WHEREAS, CTS desires to increase the Employee's personal participation in the success of CTS through the acquisition of an equity interest in CTS;

                               W I T N E S S E T H

Section 1:  Option Grant
------------------------

     CTS hereby grants to the Employee the right and option to purchase all or any part of an aggregate of "Shares" shares of CTS Common Stock, without par value, on the terms and conditions set forth below (hereinafter the "Option").

Section 2:  Purchase Price
--------------------------

     The purchase price per share for CTS Common Stock subject to this Option shall be $23.00, the reported closing price per share on the New York Stock Exchange on the date this Option is granted.

Section 3:  Option Exercise Period
----------------------------------

     Except as provided in Section 6, this Option is not exercisable until one year after the Option Date. This Option is exercisable in four substantially equal cumulative annual installments commencing on April 18, 2002. This option and all rights hereunder shall expire on April 17, 2011.

Section 4:  Payment
-------------------

     Payment for this Option must be made at the time of exercise and may be made in cash or in previously acquired CTS Common Stock, which has been held for at least six months, or a combination thereof. If payment is made in whole or part by previously acquired CTS Common Stock, then the value per share of such stock is the reported closing price per share of CTS Common Stock on the New York Stock Exchange on the date the Option is exercised or, if not reported on such date, the next preceding date for which such a closing price is reported. Payment may be made by surrender of shares or by attestation by submission of the prescribed Attestation Form. Subsequent to the use of previously owned shares of CTS Common Stock as consideration for the exercise of all or a part of this Option, the shares so utilized may not be used again in payment for the exercise of this Option or any other option for CTS stock for a period of one year.

Section 5:  Nontransferability of Option
----------------------------------------

     This Option may not be assigned or transferred by the Employee other than by will or by the laws of descent and distribution, and is exercisable, during the Employee's lifetime, only by him or her. Any attempt by the Employee to assign or transfer this Option may be null, void and without effect.

Section 6:  Separation from Employment or Change of Control
-----------------------------------------------------------

     In the event of the termination of employment of the Employee with CTS for any reason other than death, disability or qualified retirement as used herein, he or she may exercise the Option only to the extent permitted by the Option terms on the date of termination, and only within the three month period immediately following Employees date of termination. All shares subject to this Option which are not exercisable as of the Employees date of termination under such circumstances will be canceled.

     In the event of the termination of employment of the Employee with CTS due to death or total and permanent disability (as defined in 22(e)(3) of Title 26 of the Internal Revenue Code), this Option will continue to vest on its schedule and remain exercisable for one year following termination or, if sooner, until the Option expires. All shares subject to this Option which are not exercisable and/or have not been exercised as of the one year anniversary of Employees termination due to death or disability will be canceled.

     In the event of the termination of employment of the Employee with CTS due to Employees qualified retirement (as used herein, a qualified retirement means that Employees date of termination occurs after completing at least five years of service and attaining age 62), this Option will continue to vest on its schedule and will remain exercisable for one year following the date on which the final installment of this Option becomes exercisable. All shares subject to this Option which have not been exercised as of the one year anniversary of the vesting of the final installment of this Option will be canceled.

     Upon a Change of Control of CTS Corporation, as defined herein, all unexercised and unexpired installments of this Option, vested and unvested, will immediately become exercisable in full and may be exercised anytime before the Option expires. As used herein, Change of Control means the occurrence of any of the following events: (i) the attainment by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act ) (a "Person") of aggregate beneficial ownership (within the meaning of Rule 13d-2 of the Exchange Act) of 25% or more of the combined voting power of the then outstanding securities (the "Voting Stock") of CTS entitled to vote generally in the election of directors; provided, however, that for purposes of this Subsection (i), the following will not be deemed to result in a Change in
Control: (A) any acquisition directly from CTS that is approved by the Incumbent Board (defined below), (B) any acquisition by CTS and any change in the percentage ownership of Voting Stock of CTS that results from such acquisition,
(C) any acquisition by any employee benefit plan or related trust sponsored or maintained by CTS or any subsidiary of CTS, or (D) any acquisition by any Person pursuant to a Business Combination (defined below) that complies with clauses
(I), (II) and (III) of Subsection (iii) below; or (ii) individuals who, as of the effective date of the Plan constitute the Board of Directors of CTS (the "Incumbent Board") cease for any reason to constitute at least two-thirds of the Board of Directors of CTS; provided, however, that any individual becoming a director subsequent to the effective date of the Plan whose election, or nomination for election by CTS' shareholders, was approved by a vote of at least two-thirds of the directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of CTS in which such person is named as a nominee for director, without objection to such nomination) will be deemed to have been a member of the Incumbent Board, but excluding, for this purpose, any such individual becoming a director as a result of an actual or threatened election contest (within the meaning of Rule 14a-11 of the Exchange
Act) with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of CTS; or (iii) consummation of (A) a reorganization, merger or consolidation, or (B) a sale or other disposition of all or substantially all of the assets of CTS (such reorganization, merger, consolidation or sale each, a "Business Combination"), unless, in each case, immediately following such Business Combination, (I) all or substantially all of the individuals and entities who were the beneficial owners of Voting Stock of CTS immediately prior to such Business Combination beneficially own, directly or indirectly, more than two-thirds of the then outstanding shares of common stock and the combined voting power of the then outstanding Voting Stock of CTS entitled to vote generally in the election of directors of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns CTS, or all or substantially all of CTS' assets either directly or through one or more subsidiaries) in substantially the same proportions relative to each other as their ownership immediately prior to such Business Combination of the Voting Stock of CTS, (II) no individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange
Act) (other than CTS, such entity resulting from such Business Combination, or any employee benefit plan or related trust sponsored or maintained by CTS, any subsidiary of CTS or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 15% or more of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination, and (III) at least two-thirds of the members of the Board of Directors of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the CTS Board of Directors providing for such Business Combination; or (iv) approval by the shareholders of CTS of a complete liquidation or dissolution of CTS, except pursuant to a Business Combination that complies with clauses (I),
(II) and (III) of Subsection (iii) hereof.

Section 7:  Adjustment for Capital Change
----------------------------------------

     The number, kind and price of shares subject to this Option will be proportionately and appropriately adjusted by the Compensation Committee of CTS to reflect the effects of stock splits, stock dividends and any other change in the capital structure of CTS or to reflect any merger, consolidation or exchange or sale of assets or shares of CTS.

Section 8:  Controlling Feature of Plan
---------------------------------------

     Inconsistencies, if any, between this Agreement and the CTS Corporation 2001 Stock Option Plan, will be resolved according to the terms of the Plan.

Section 9:  Rights of Employee as Option Holder
-----------------------------------------------

     The Employee has no rights as a shareholder of CTS with respect to shares subject to this Option until such shares are issued upon exercise.

Section 10:  Consideration for Option
-------------------------------------

     In consideration for the grant of this Option, Employee acknowledges and agrees as follows:

     Option gain and unexercised options will be forfeited if Employee engages in certain activities. If, at any time within one year after termination of Employees employment with CTS, Employee engages in any activity in competition with any activity of CTS, or contrary or harmful to the interests of CTS, including, but not limited to: (i) accepting employment with or serving as a consultant, advisor or in any other capacity to an employer that is in competition with or acting against the interests of CTS, including employing or recruiting any present, former or future employee of CTS; or (ii) disclosing or misusing any confidential information or material concerning CTS or relating to any of its businesses, then (A) this Option shall terminate effective on the date on which Employee enters into such activity, unless terminated sooner by operation of another term or condition of this Option, or the Plan, and (B) any option gain realized by Employee from any exercise of this Option, during the six month period prior to the termination of Employees employment with CTS or after Employees employment with CTS ends, shall be paid by Employee to CTS. By accepting this Agreement, Employee consents to a deduction from any amounts CTS may owe him or her from time to time (including amounts owed as wages or other compensation, fringe benefits, or vacation pay, as well as any other amounts owed to Employee by CTS), to the extent of the amount Employee owes CTS under this Section. Whether or not CTS elects to make any set-off in whole or in part, if CTS does not recover by means of set-off the full amount Employee owes, calculated as set forth above, Employee agrees to pay immediately the unpaid balance to CTS.


Section 11:  Construction of this Agreement
-------------------------------------------

     This Agreement is made pursuant to and will be construed, interpreted and governed by the laws of the State of Indiana without regard to the conflict of law provisions of any jurisdiction.

Section 12:  Severability
-------------------------

     If any provision of this Agreement is held to be invalid, illegal or unenforceable, that will not affect or impair, in any way, the validity, legality or enforceability of the remainder of this Agreement.

     IN WITNESS WHEREOF, Employee has signed this Employee Stock Option Agreement, and CTS has caused this Employee Stock Option Agreement to be signed by a duly authorized officer of CTS, as of the date first written above.



CTS CORPORATION


by_______________________________________
  Jeannine M. Davis
  Executive Vice President
  Administration and Secretary