Form 10-Q
period 2001-07-01
CTS CORP
filed 2001-08-06
CIK 26058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 1, 2001

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

                             Commission File Number

                                     1-4639
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

         Yes   X          No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 2001: 28,494,996.

                        CTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.

PART 1. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Earnings - For the Three Months and Six Months
         ended July 1, 2001 and July 2, 2000                         3

         Condensed Consolidated Balance Sheets -
         As of July 1, 2001 and December 31, 2000                    4

         Condensed Consolidated Statements of Cash
         Flows - For the Six Months Ended
         July 1, 2001, and July 2, 2000                              5

         Consolidated Statements of Comprehensive
         Earnings - For the Three Months and Six Months
         Ended July  1, 2001, and July 2, 2000                       6

         Notes to Condensed Consolidated Financial
         Statements                                               7-12

         Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                 13-19

         Item 3.  Quantitative and Qualitative Disclosure
                         About Market Risk                          19


PART 2. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                 19

         Item 6.  Exhibits and Reports on Form 8-K                  19


SIGNATURES                                                          20

Part 1 -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
                    (In thousands, except per share amounts)

                                    Three Months Ended      Six Months Ended
                                    ------------------      ----------------
                                     July 1,   July 2,     July 1,     July 2,
                                       2001      2000        2001        2000
                                       ----      ----        ----        ----

Net sales                         $ 143,723   206,611   $ 320,711   $ 411,077
Costs and expenses:
  Cost of goods sold                120,845   142,096     257,268     283,736
  Selling, general and
   administrative expenses           19,340    24,060      42,714      47,292
  Research and development
   expenses                           7,488     7,955      17,268      15,822
  Amortization of intangibles         1,724     1,245       3,370       2,290
  Restructuring and impairment
   charges--Note C                   14,011         -      14,011           -
                                    -------    ------     -------      ------
  Operating earnings (loss)         (19,685)   31,255     (13,920)     61,937
                                    -------    ------     -------      ------

Other(expense)income:
  Interest expense                   (3,233)   (3,085)    (6,599)      (6,267)
  Interest income                       169       248        349          446
  Other                                (149)        -       (465)        (231)
                                     ------    ------     ------       ------
Total other expense                  (3,213)   (2,837)    (6,715)      (6,052)
                                     ------    ------     ------       ------
Earnings(loss) before income
 taxes                              (22,898)   28,418    (20,635)      55,885
Income taxes                         (5,725)    7,957     (5,159)      15,648
                                    -------    ------     ------       ------

   Earnings (loss) from
    continuing operations           (17,173)   20,461    (15,476)      40,237
   Net loss from discontinued
    operations, net of income
    tax benefit of $355 -
    Note E                                -         -          -        (529)
                                   --------   --------  --------    --------
   Net earnings (loss)            $ (17,173)  $ 20,461  $(15,476)   $ 39,708
                                  =========   ========  ========    ========

Earnings (loss) per share-
  Note I

Basic:
   Continuing operations          $ (0.62)     $  0.74   $ (0.56)   $  1.45
   Discontinued operations              -            -         -      (0.02)
                                  -------      -------    -------    -------
   Net earnings (loss) per
    share                         $ (0.62)     $  0.74    $  0.56    $  1.43
                                  =======      =======    =======    =======

Diluted:
  Continuing operations           $ (0.62)     $  0.71    $ (0.56)   $  1.39
  Discontinued operations               -            -                 (0.02)
                                  -------      -------    -------    -------
  Net earnings (loss) per
   share                          $ (0.62)     $  0.71    $ (0.56)   $  1.37
                                  =======      =======    =======    =======

Cash dividends declared
  per share                       $  0.03      $ 0.03     $   0.06   $  0.06
                                  =======      ======     ========   =======

Average common shares
 outstanding:
   Basic                           27,697      27,786       27,684    27,771
   Diluted                         27,697      28,725       27,684    28,888

See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                    July 1,       December 31,
                                                      2001            2000*
                                                      ----            -----
ASSETS                                             (Unaudited)
------
Current Assets
  Cash                                               $ 18,590      $ 20,564
  Accounts receivable, less allowances
   (2001--$1,831; 2000--$1,837)                        98,341       145,920
  Inventories--Note B                                  79,182       104,316
  Other current assets                                  7,848         8,920
  Deferred income taxes                                25,902        25,976
                                                      -------       -------
    Total current assets                              229,863       305,696

Property, Plant and Equipment, less accumulated
  depreciation(2001--$209,897; 2000--$189,219)        251,433       224,861
Other Assets
  Prepaid pension expense                              93,626        84,301
  Intangible assets--Note D                            49,744        53,606
  Other                                                 5,016         4,465
                                                     --------      --------
    Total other assets                                148,386       142,372
                                                     --------      --------
                                                     $629,682      $672,929
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Current maturities of long-term debt--Note F       $ 12,500      $ 10,000
  Notes payable                                        12,008         7,397
  Accounts payable                                     55,517       100,394
  Accrued liabilities                                  72,434        85,100
                                                      -------       -------
    Total current liabilities                         152,459       202,891

Long-term debt--Note F                                204,500       178,000
Other long-term obligations                             3,390         6,689
Deferred income taxes                                  34,897        34,612
Postretirement benefits                                 4,414         4,380
Shareholders' Equity
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued                           -             -
  Common stock-authorized 75,000,000 shares
   without par value; 48,510,750
   issued at July 1, 2001, and 48,436,908
   shares issued at December 31, 2000                 200,729       198,877
  Additional contributed capital                       14,537        14,558
  Retained earnings                                   308,690       325,850
  Cumulative translation adjustment                    (2,671)       (1,561)
                                                      -------       -------
                                                      521,285       537,724
  Less cost of common stock held in treasury
   2001- 20,624,723 shares; 2000 - 20,655,721
   shares                                            (291,263)    (291,367)
                                                     --------     --------
     Total shareholders' equity                       230,022      246,357
                                                     --------     --------
                                                     $629,682     $672,929
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

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                            (In thousands of dollars)

                                                       Six Months Ended
                                                       ----------------
                                                      July 1,   July 2,
                                                       2001      2000
                                                       ----      ----
Cash flows from operating activities:
  Net earnings (loss)                             $(15,476)      39,708
  Depreciation and amortization                     26,000       21,342
  Deferred income taxes                               (402)           -
  Loss on disposal of discontinued operations            -          529
  Prepaid pension asset                             (7,525)      (7,797)
  Income tax benefit related to exercised
   stock options                                        33        5,615
  Restructuring and impairment charges              14,011            -
  Changes in assets and liabilities:
    Accounts receivable                             47,579        8,604
    Inventories                                     25,134       (1,282)
    Other current assets                             1,072       (8,736)
    Accounts payable and accrued liabilities       (66,658)      (4,535)
    Other                                              326         (592)
                                                    ------       ------
    Total adjustments                               39,570       13,148
                                                    ------       ------
  Net cash provided by continuing operations        24,094       52,856
  Net cash provided by discontinued operations           -          318
                                                    ------       ------
  Net cash provided by operating activities         24,094       53,174

Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment including discontinued
   operations, net                                       -        6,955
  DCA acquisition costs                             (2,450)        (533)
  Capital expenditures                             (56,234)     (47,739)
                                                   -------      -------
  Net cash used in investing activities            (58,684)     (41,317)

Cash flows from financing activities:
  Payments of long-term obligations                 (5,000)     (11,500)
  Proceeds from issuance of long term
   obligations                                      34,000            -
  Dividend payments                                 (1,678)      (1,658)
  Purchases of treasury stock                            -       (6,182)
  Other                                              5,119        5,011
                                                    ------       ------
    Net cash provided by(used in)
     financing activities                           32,441      (14,329)

Effect of exchange rate changes on cash                175         (636)
                                                    ------       ------
Net decrease in cash                                (1,974)      (3,108)
Cash at beginning of year                           20,564       24,219
                                                    ------       ------
Cash at end of period                             $ 18,590     $ 21,111
                                                  ========     ========

Supplemental cash flow information
Cash paid during the period for:
    Interest                                      $  7,331     $  6,158
    Income taxes--net                             $  8,265     $  6,805

 See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
                            (In thousands of dollars)


                                    Three Months          Six Months
                                       Ended                Ended
                                       -----                -----
                                 July 1,   July 2,    July 1,    July 2,
                                  2001      2000       2001       2000
                                  ----      ----       ----       ----

Net earnings (loss)              $(17,173)  $20,461    $(15,476)  $39,708
Other comprehensive loss -
 Translation adjustments             (130)   (1,213)     (1,110)   (1,610)
                                  -------   -------     -------   -------
  Comprehensive earnings (loss)  $(17,303)  $19,248    $(16,586)  $38,098


See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  July 1, 2001

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

NOTE B--INVENTORIES

Inventories consist of the following:

                                    (In thousands)

                                 July 1,     December 31,
                                  2001           2000
                                  ----           ----

  Finished goods                 $24,767     $ 29,756
  Work-in-process                 14,414       16,490
  Raw materials                   40,001       58,070
                                  ------       ------

                                 $79,182     $104,316
                                 =======     ========

Part 1  -- FINANCIAL INFORMATION(Cont'd)


NOTE C--RESTRUCTURING AND IMPAIRMENT CHARGES

During the second quarter of 2001, CTS recorded $14.0 million of restructuring and impairment charges relating to a plan to realign its operations. This plan was implemented during the second quarter of 2001. The plan was designed to permit the Company to operate more efficiently in the current environment and at the same time be well positioned when the economy improves. The plan involves the consolidation of facilities in Asia, North America and Europe and includes plant closures, product consolidation and discontinuing the manufacture of intermediate frequency surface acoustical wave filters ("IF SAWs"). CTS anticipates completing a substantial portion of these activities within fiscal 2001.

Approximately $8.4 million relates to facility consolidations, including plant closures and product consolidations. Included in this amount is approximately $6.4 million of severance benefits associated with the separation of approximately 1,275 employees. Approximately 10% of the employees to be severed are managerial employees and 90% are nonmanagement employees. As of July 1, 2001, approximately $1.9 million of severance benefits, relating to approximately 450 employees, had been paid. Of the remaining $2.0 million of facility consolidation charges, $0.5 million has been paid.

The following table displays the second quarter activity and restructuring reserve balances as of July 1, 2001:


($ in millions)
                                           Other
                            Workforce     Facility
                           Reductions   Consolidation    Total
                           ----------   -------------    ------

Original restructuring
 and impairment charge        $6.4          $2.0          $8.4

Items paid                    (1.9)         (0.5)         (2.4)
                               ---           ---           ---
July 1, 2001 reserve
 balance                      $4.5          $1.5          $6.0
                              ====           ===           ===

The plan also includes a $7.4 million asset impairment charge resulting primarily from the second quarter decision to discontinue the manufacture of IF SAWs (included in CTS' electronic components segment). In accordance with Financial Accounting Standard ("FAS") #121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," an impairment charge was necessary to write these assets down to their estimated fair value.

CTS also recognized a pension plan curtailment gain of approximately $1.8 million in the second quarter of 2001 resulting from plant closures under the restructuring plan.

Also during the second quarter, CTS recorded in cost of sales $5.4 million of one-time charges, consisting primarily of inventory writedowns relating to restructuring activities.

NOTE D--ACQUISITION

In 1999, CTS acquired certain assets and liabilities of the Component Products Division of Motorola, Inc., hereafter referred to as "CTS Wireless."

The acquisition was accounted for under the purchase method of accounting. As part of the purchase agreement, CTS may be obligated to pay additional amounts depending upon increased sales and profitability of CTS Wireless through 2003. The calculation resulted in an additional payment of approximately $11 million for 1999 and an estimated liability of $15 million for 2000. The maximum remaining potential payment under the acquisition agreement was $79.6 million at December 31, 2000.



NOTE E--DISCONTINUED OPERATIONS

During 1998, CTS finalized a plan to sell all of the businesses obtained in the acquisition of Dynamics Corporation of America ("DCA") not strategic to CTS' electronic components or electronic assemblies core business segments. During the first quarter of 2000, the disposition of DCA acquired businesses was completed resulting in a net loss of $0.5 million.


NOTE F--LONG-TERM DEBT

Long-term debt (including the current portion) increased from $188 million at December 31, 2000, to $217 million at July 1, 2001. Interest rates on these borrowings fluctuate based upon LIBOR, with adjustments based on the ratio of CTS' consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. CTS pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. Currently, that fee is 0.25 percent per annum. The credit agreement and term loans require, among other things, that CTS maintain a minimum net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. CTS has a total of $266 million of committed credit facilities which are unsecured.


NOTE G--BUSINESS SEGMENTS

FAS # 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of wireless components used in cellular handsets, automotive sensors used in commercial or consumer vehicles, frequency control devices such as crystals and clock oscillators, loudspeakers, resistor networks, switches and potentiometers. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such an assembly represents a completed, higher- level

NOTE G--BUSINESS SEGMENTS (Cont'd)

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

Management evaluates performance based upon operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable business segments is shown in the following table:

(In thousands)
                           Electronic        Electronic
                           Components        Assemblies         Total
                           ----------        ----------         -----
Second Quarter 2001
Net sales to external
 customers                 $ 80,582          $ 63,141          $143,723
Operating loss             $(18,590)         $ (1,095)         $(19,685)
Total assets               $503,298          $126,384          $629,682


Second Quarter 2000
Net sales to external
 customers                 $135,936          $ 70,675          $206,611
Operating earnings         $ 26,991          $  4,264          $ 31,255
Total assets               $444,135          $106,259          $550,394


First Half 2001
Net sales to external
 customers                 $180,447          $140,264          $320,711
Operating earnings (loss)  $(14,223)         $    303          $(13,920)
Total assets               $503,298          $126,384          $629,682


First Half 2000
Net sales to external
 customers                 $274,981          $136,096         $411,077
Operating earnings         $ 51,141          $ 10,796         $ 61,937
Total assets               $444,135          $106,259         $550,394

NOTE G--BUSINESS SEGMENTS (Cont'd)


Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

(In thousands)

                                       Three Months        Six Months
                                          Ended              Ended
                                          -----              -----
                                     July 1,  July 2,    July 1,   July 2
                                       2001    2000      2001       2000
                                       ----    ----      ----       ----
Operating Earnings (Loss)
Total operating earnings (loss)
 for reportable segments           $(19,685)  $31,255   $(13,920)   $61,937
Interest expense                     (3,233)   (3,085)    (6,599)    (6,267)
Other income (expense)                   20       248       (116)       215
                                    -------   -------    -------    -------
Earnings (loss) before income
 taxes                             $(22,898)  $28,418   $(20,635)   $55,885
                                   ========   =======   ========    =======



NOTE H--CONTINGENCIES

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


NOTE I--EARNINGS PER SHARE

FAS #128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share
(EPS) computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the second quarter and first half of 2000. Approximately 767,000, for the second quarter of 2001, and 868,000, for the first half of 2001, of common stock equivalents were excluded from the computation of diluted

NOTE I--EARNINGS PER SHARE (Cont'd)

earnings per share due to their anti-dilutive effect. At July 2, 2000, the other dilutive securities include approximately 261,000 shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their stock certificates for exchange in the DCA acquisition.

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
================================================================================



NOTE J--INCOME TAXES

In 2001, CTS lowered its overall effective tax rate to 25% from 28% in 2000. The reduction in income tax expense for 2001 results from a higher percentage of income in lower tax rate jurisdictions.


NOTE K--ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which is effective for CTS on January 1, 2002. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. CTS continues to evaluate the impact of adopting the standard.

Part 1 -- FINANCIAL INFORMATION (Cont'd)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Changes in Financial Condition:  Comparison of July 1, 2001 to
December 31, 2000

The following table highlights changes in balance sheet dollar amounts and ratios and other information related to liquidity and capital resources:
                                   (Dollars in thousands)
                                   ----------------------
                               July 1,   December 31,     Increase
                                2001        2000         (Decrease)
                                ----        ----         ----------
Cash                         $ 18,590    $ 20,564        $ (1,974)
Accounts receivable, net       98,341     145,920         (47,579)
Inventories, net               79,182     104,316         (25,134)
Current assets                229,863     305,696         (75,833)
Accounts payable               55,517     100,394         (44,877)
Current liabilities           152,459     202,891         (50,432)
Working capital                77,404     102,805         (25,401)
Current ratio                    1.5         1.5               -
Long-term debt               $217,000    $188,000        $ 29,000
Shareholders' equity          230,022     246,357         (16,335)
Long-term debt as a
 percent of shareholders'
 equity                            94%         76%             18% pts.
Long-term debt as a
 percent of capitalization         49%         43%              6 % pts.

From December 31, 2000 to July 1, 2001, CTS' working capital decreased $25.4 million. This net decrease, was principally the result of reductions in accounts receivable and inventories offset partially by a decrease in accounts payable. The decreases were the result of lower sales and related production volumes in 2001 due to the weak economic conditions.

The percentage of long-term debt to shareholders' equity increased due to the increase in debt primarily to fund capital expenditures and the decrease in shareholders' equity primarily resulting from decreased earnings.

Capital expenditures were $56.2 million during the first half of 2001, compared with $47.7 million for first half of 2000. The 2001 capital expenditures are primarily for new products and technologies and building projects in Asia.

Part 1  -- FINANCIAL INFORMATION(Cont'd)

Changes in Financial Condition:  Comparison of July 1, 2001 to
December 31, 2000 - Continued

LIQUIDITY AND CAPITAL RESOURCES

In the first half of 2001, cash flows provided by operating activities were $24.1 million, compared to $53.2 million in the first half of 2000. The most significant reasons for the decrease in operating cash flow during 2001 were lower net earnings and changes in working capital.

Cash flows used for investing activities totaled $58.7 million through the first half of 2001. This use of cash was primarily the result of $56.2 million of capital expenditures. In the first half of 2000, cash flows used for investing activities totaled $41.3 million. This use of cash was primarily the result of $47.7 million of capital expenditures, partially offset by net proceeds received from the sale of property, plant and equipment including discontinued operations of $7.0 million.

Cash flows provided by financing activities were $32.4 million in the first half of 2001, consisting primarily of a net increase in debt of $29 million and other financing activities, primarily related to proceeds from additional borrowings under the short-term notes payable and the exercise of stock options. In the first half of 2000, cash flows used for financing activities were $14.3 million. This use of cash consisted primarily of a net decrease in debt of $11.5 million and $6.2 million purchases of CTS stock, offset by other financing activities primarily related to proceeds from the exercise of stock options.

CTS' capital expenditures for 2001 are presently expected to be approximately $85 million, $56.2 million of which has been spent during the first six months of the year. These capital expenditures are primarily for new products and technologies and building projects in Asia. In the CTS traditional product lines, expenditures are required in the automotive and resistor product lines for new product introduction and new technology. Projected capital expenditures in 2001 for CTS Wireless projects include programs for the RF Integrated Modules and for the necessary equipment to reduce product size as a result of customer demands in the wireless handset industry. Expenditures for new Asian facilities for CTS Wireless, in accordance with the acquisition agreement, continue and totaled $26.1 million during the first six months of 2001.

During the second quarter of 2001, CTS implemented actions to restructure its business in response to current market conditions. Restructuring and related one-time charges, including $2.1 million of severance recorded in the first quarter of 2001, are expected to aggregate $27 million, a substantial portion of which will be incurred during 2001.

CTS has historically been able to fund its capital and operating needs through its cash flows from operations and available credit under its bank credit facilities. CTS currently has unsecured bank credit facilities totaling $266 million which mature over five years. The Company believes its current cash flow and its ability to obtain additional cash, either through the issuance of additional shares of common stock or other securities and utilization of bank credit facilities, will be adequate to fund its working capital, restructuring activities, capital expenditures and debt service requirements.

Changes in Results of Operations: Comparison of Second Quarter 2001 to Second Quarter 2000

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ended July 1, 2001, and July 2, 2000.

                                         (Dollars in thousands)
                                         ----------------------
                                     July 1,     July 2,     Increase
                                      2001        2000      (Decrease)
                                      ----        ----      ----------

Net sales                            $143,723    $206,611    $(62,888)
Gross earnings                         22,878      64,515     (41,637)
Gross earnings as a percent
  of sales                               15.9%       31.2%      (15.3) pts.
Selling, general and
  administrative expenses              19,340      24,060      (4,720)
Selling, general and
  administrative expenses as
  a percent of sales                     13.5%       11.6%        1.9% pts.
Research and development
  expenses                              7,488       7,955        (467)
Restructuring and impairment
 charges                               14,011           -      14,011
Operating earnings (loss)             (19,685)     31,255     (50,940)
Operating earnings (loss)
  as a percent of sales                 (13.7%)      15.1%      (28.8) % pts.
Interest expense                        3,233       3,085         148
Earnings (loss) from
 continuing operations
 before income taxes                  (22,898)     28,418     (51,316)
Income taxes                           (5,725)      7,957     (13,682)
Income tax rate                          25.0%       28.0%       (3.0)% pts.
Net earnings (loss)                  $(17,173)   $ 20,461    $(37,634)

Net sales decreased by $62.9 million, or 30% from the second quarter of 2000. Sales decreases occurred in the electronic components and electronic assemblies segments by $55.4 million and $7.5 million, respectively. The decreases are the result of the weak economic conditions and related effect on the primary markets served by CTS' two operating segments. Gross earnings decreased due to under absorption of fixed costs and the inclusion of $5.4 million of one-time charges consisting primarily of inventory writedowns relating to restructuring activities.

The operating loss for the second quarter of 2001 is largely due to the $14 million restructuring charge, $5.4 million related one-time charges incurred during the second quarter and under absorbed overheads caused by lower production levels. This was partially offset by selling and general and administrative expenses, which were $4.7 million lower in the second quarter of 2001 as compared to the second quarter of 2000.

Changes in Results of Operations: Comparison of Second Quarter 2001 to Second Quarter 2000

As a percentage of total sales, sales of electronic components and electronic assemblies in the second quarter of 2001 were 56% and 44%, respectively. As a percentage of total sales, the 2000 second quarter sales of electronic components and electronic assemblies were 66% and 34%, respectively. Refer to Note G - Business Segments, for a description of the Company's business segments.

The electronic components segment experienced a $55.4 million sales decrease, or 41% from the second quarter of 2000, primarily due to softness in the demand for wireless and related components.

The electronic assemblies segment experienced a second quarter 2001 sales decrease of $7.5 million, or 11% from the second quarter of 2000. The revenue decrease was primarily a result of a decline in the sales of RF Integrated modules used in wireless handsets.

Gross earnings dollars decreased primarily due to lower sales volume. The lower percent of sales in both segments results principally from under absorbed overheads caused by lower production levels combined with a shift to lower margin products in the electronic assemblies segment. Also included in the second quarter of 2001 is $5.4 million of one-time charges, consisting primarily of inventory writedowns, relating to the 2001 restructuring activities.

Selling, general and administrative expenses were $19.3 million in second quarter of 2001 versus $24.1 million in the prior year's quarter. The decrease relates to overall expense control and lower sales volume.

Research and development expenses decreased $0.5 million to $7.5 million in second quarter of 2001.

During the second quarter of 2001, CTS recorded $14.0 million of restructuring and impairment charges relating to a plan to realign its operations. This plan was implemented during the second quarter of 2001. The plan was designed to permit the Company to operate more efficiently in the current environment and at the same time be well positioned when the economy improves. The plan involves the consolidation of facilities in Asia, North America and Europe and includes plant closures, product consolidation and discontinuing the manufacture of intermediate frequency surface acoustical wave filters ("IF SAWs"). CTS anticipates completing a substantial portion of these activities within fiscal 2001.

Approximately $8.4 million relates to facility consolidations, including plant closures and product consolidations. Included in this amount is approximately $6.4 million of severance benefits associated with the separation of approximately 1,275 employees. Approximately 10% of the employees to be severed are managerial employees and 90% are nonmanagement employees. As of July 1, 2001, approximately $1.9 million of severance benefits, relating to approximately 450 employees, had been paid. Of the remaining $2.0 million of facility consolidation charges, $0.5 million has been paid.

Part 1  -- FINANCIAL INFORMATION(Cont'd)

Changes in Results of Operations: Comparison of Second Quarter 2001 to Second Quarter 2000

The plan also includes a $7.4 million asset impairment charge resulting primarily from the second quarter decision to discontinue the manufacture of IF SAWs (included in CTS' electronic components segment). In accordance with Financial Accounting Standard ("FAS") #121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," an impairment charge was necessary to write these assets down to their estimated fair value.

CTS also recognized a pension plan curtailment gain of approximately $1.8 million in the second quarter of 2001 resulting from plant closures under the restructuring plan.

The decrease in operating earnings dollars, was principally due to the restructuring charge of $14.0 million and related one-time charges of $5.4 million recorded during the quarter and lower volume as a result of the overall softness in the served markets, particularly the wireless handset demand within both the electronic components and electronic assemblies segments.

The effective tax rate decreased to 25.0% from the previous rate of 28% primarily due to a shift in earnings to lower-tax jurisdictions.

The following table highlights changes in significant components of the consolidated statements of earnings for the six-month periods ended July 1, 2001, and July 2, 2000.

                                           (Dollars in thousands)
                                           ----------------------
                                       July 1,     July 2,     Increase
                                        2001        2000      (Decrease)
                                        ----        ----      ----------

Net sales                              $320,711    $411,077    $(90,366)
Gross earnings                           63,443     127,341     (63,898)
Gross earnings as a percent
  of sales                                 19.8%       31.0%      (11.2)pts.
Selling, general and
  administrative expenses                42,714      47,292      (4,578)
Selling, general and
  administrative expenses as
  a percent of sales                       13.3%       11.5%        1.8 % pts.
Research and development
  expenses                               17,268       15,822      1,446
Restructuring and impairment
 charges                                 14,011            -     14,011
Operating earnings (loss)               (13,920)      61,937    (75,857)
Operating earnings (loss),
 as a percent of sales                     (4.3)%       15.1%     (19.4)% pts.
Interest expense                          6,599        6,267        332
Earnings (loss) from
 continuing operations
 before income taxes                    (20,635)      55,885    (76,520)
Income taxes                             (5,159)      15,648    (20,807)
Income tax rate                            25.0%        28.0%      (3.0)% pts.
Net loss from discontinued
 operations, net of income tax
 benefit of $355                              -         (529)       529
Net earnings (loss)                    $(15,476)    $ 39,708   $(55,184)

Changes in Results of Operations:  Comparison of First Half 2001 to
First Half 2000


Net sales decreased by $90.4 million, or 22% from the second half of 2000. Sales decreases of $94.5 million in the electronic component segments were partially offset by minor increases of $4.1 million in the electronic assemblies segment. The decrease in electronic components was due to weak economic conditions and related effect in the primary markets served by CTS' two operating segments. The increase in the electronic assemblies segment was experienced primarily in the interconnect product lines within this segment due to the demand for integrated interconnect systems, and was partially offset by the decline in the sales of RF integrated modules used in wireless handsets.

As a percentage of total sales, sales of electronic components and electronic assemblies in the first half of 2001 were 56% and 44%, respectively. In the first half of 2000, as a percentage of total sales, sales of electronic components and electronic assemblies were 67% and 33%, respectively. Refer to Note G - Business Segments, for a description of the Company's business segments.

Gross earnings dollars decreased primarily due to lower sales levels. The lower percent of sales in both segments results principally from under absorbed overheads caused by lower production levels, combined with a shift to lower margin products in the electronic assemblies segment. Also included in the first half of 2001 is $5.4 million of one-time charges relating to the 2001 restructuring plan and $2.1 million of severance recorded in the first quarter.

Selling, general and administrative expenses decreased due to overall expense control and lower sales volume.

Research and development expenses increased as a result of activities related to our wireless product lines that will support new product applications for multi-functional cellular phones, PDA's, two-way pagers and global positioning systems (GPS). These and other programs are directed to improve product performance and to achieve miniaturization through advanced technology and integration, and new product development in other product lines, most notably automotive and resistor.

During the first half of 2001, CTS recorded $14 million of restructuring and impairment charges relating to a plan to realign its operations.

The decrease in operating earnings dollars was primarily due to lower volumes as a result of the overall softness in the served markets, particularly the wireless handset demand within both the electronic components and electronic assemblies segments. Also, operating earnings were lower due to the $14 million restructuring and impairment charges and $7.5 million related one-time charges recorded during the first half of 2001.

The effective tax rate decreased to 25.0% from the previous rate of 28.0% primarily due to a shift in earnings to lower-tax jurisdictions.

The accounting for discontinued operations was finalized following the completion of sale of the discontinued operations in the first quarter of 2000, resulting in a $0.02 unfavorable impact on earnings per share.

Statements about the Company's earnings outlook and its plans, estimates and beliefs concerning the future are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on the Company's current expectations. Actual results may differ materially from those stated in the forward-looking statements due to a variety of factors which could affect

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

the Company's operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statements. Factors that could impact future results include among others: the impact of the ongoing slowdown in the overall economy; the Company's successful execution of its restructuring, consolidation and cost reduction plans; pricing pressures and demand for the Company's products, especially if economic conditions worsen or do not recover in the key markets for the Company's products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political risks. Investors are encouraged to examine the Company's SEC filings, which more fully describe the risks and uncertainties associated with the Company's business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in CTS' market risk since December 31, 2000.


Part 2 -- OTHER INFORMATION

Item 1.  Legal Proceedings

CTS is involved in litigation and in other administrative proceedings with government agencies regarding the protection of the environment, and other matters, the results of which are not yet determinable. In the opinion of management, based upon currently available information, adequate provision for anticipated costs has been made, or the ultimate costs resulting from such litigation or administrative proceedings will not materially affect the consolidated financial position of the Company or the results of operations. See also Note H--"Contingencies" in the financial statements.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     None


b.   Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                           CTS CORPORATION




Jeannine M. Davis                         Vinod M. Khilnani
Executive Vice President,                 Senior Vice President
Administration, and                       and Chief Financial Officer
Secretary

Dated: August 6, 2001