Form 10-Q
period 2001-09-30
CTS CORP
filed 2001-11-05
CIK 26058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

         Yes   X          No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001: 28,876,968.

                        CTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     --------

PART 1. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Earnings - For the Three Months and Nine Months
         ended September 30 32001, and October 1, 2000                  3

         Condensed Consolidated Balance Sheets -
         As of September 30 42001, and December 31, 2000                4

         Condensed Consolidated Statements of Cash
         Flows - For the Nine Months Ended
         September 30, 2001, and Oct 5er 1, 2000                        5

         Consolidated Statements of Comprehensive
         Earnings - For the Three Months and Nine Months
         Ended September 30 62001, and October 1, 2000                  6

         Notes to Condensed Consolidated Financial
         Statements                                                  7-12

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                        13-21

         Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk                                    21


PART 2. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                    21

         Item 5.  Other Items                                       21-22

         Item 6.  Exhibits and reports on Form 8-K                  22-23


SIGNATURES                                                             23



Part 1 -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED
                    (In thousands, except per share amounts)

                                     Three Months Ended        Nine Months Ended
                                     ------------------        -----------------
                                  September 30, October 1,   September 30, October 1,
                                        2001        2000        2001          2000
                                        ----        ----        ----          ----

Net sales                            $ 131,153  $ 222,052    $ 451,864    $ 633,129
Costs and expenses:
  Cost of goods sold                   102,551    159,294      359,819      443,030
  Selling, general and
   administrative expenses              19,669     21,716       62,383       69,008
  Research and development
   expenses                              8,118      8,237       25,386       24,059
  Amortization of intangibles            1,701      1,513        5,071        3,803
  Restructuring and impairment
   charges--Note C                           -          -       14,011            -
                                       -------     ------       ------       ------
  Operating earnings (loss)               (886)    31,292      (14,806)      93,229
                                       -------     ------      -------       ------
Other(expense)income:
  Interest expense                      (2,673)    (3,160)      (9,272)      (9,427)
  Interest income                          168        200          517          646
  Other                                   (462)     1,273         (927)       1,042
                                       -------      -----       ------       ------
Total other expense                     (2,967)    (1,687)      (9,682)      (7,739)
                                       -------     ------       ------       ------
Earnings(loss) before income taxes      (3,853)    29,605      (24,488)      85,490
Income tax expense (benefit)              (963)     8,290       (6,122)      23,938
                                       -------      ------      ------       ------

   Earnings (loss) from continuing
    operations                          (2,890)    21,315      (18,366)      61,552
   Net loss from discontinued
    operations, net of income
    tax benefit of $355--Note F              -          -            -         (529)
                                     ---------  ---------    ---------     --------
   Net earnings (loss)               $  (2,890) $  21,315    $(18,366)     $ 61,023
                                     =========  =========    =========     ========

Earnings (loss) per share--Note J

Basic:
   Continuing operations             $   (0.10) $    0.77    $  (0.66)     $   2.22
   Discontinued operations                   -          -           -         (0.02)
                                     ---------  ---------    --------      --------
   Net earnings (loss) per share     $   (0.10) $    0.77    $  (0.66)     $   2.20
                                     =========  =========    ========      ========

Diluted:
  Continuing operations              $   (0.10)  $     0.76  $  (0.66)     $   2.15
  Discontinued operations                    -            -         -         (0.02)
                                     ---------   ----------   --------     --------
  Net earnings (loss) per share      $   (0.10)  $     0.76  $  (0.66)     $   2.13
                                     =========   ==========  ========      ========

Cash dividends declared
  per share                          $    0.03   $     0.03  $   0.09      $   0.09
                                      ========   ==========  ========      ========

Average common shares
 outstanding:
   Basic                                28,495       27,748    27,955        27,764
   Diluted                              28,495       28,140    27,955        28,639


See notes to condensed consolidated financial statements.


                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                    September 30, December 31,
                                                        2001         2000*
                                                        ----        -----
ASSETS                                              (Unaudited)
------
Current Assets
  Cash                                                $ 7,849        20,564
  Accounts receivable, less allowances
   (2001--$1,727; 2000--$1,837)                        90,992       145,920
  Inventories--Note B                                  63,961       104,316
  Other current assets                                 10,067         8,920
  Deferred income taxes                                25,902        25,976
                                                      -------       -------
    Total current assets                              198,771       305,696

Property, Plant and Equipment, less accumulated
  depreciation(2001--$212,741; 2000--$189,219)        222,070       224,861
Other Assets
  Prepaid pension asset                                97,192        84,301
  Intangible assets                                    48,068        53,606
  Assets held for sale--Note E                         26,766         2,566
  Other                                                 2,947         1,899
                                                      -------       -------
    Total other assets                                174,973       142,372
                                                      -------       -------
                                                     $595,814      $672,929
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Current maturities of long-term debt--Note G       $ 13,750        10,000
  Notes payable                                         5,281         7,397
  Accounts payable                                     58,223       100,394
  Accrued liabilities                                  49,176        85,100
                                                      -------       -------
    Total current liabilities                         126,430       202,891

Long-term debt--Note G                                188,250       178,000
Other long-term obligations                             2,976         6,689
Deferred income taxes                                  32,553        34,612
Postretirement benefits                                 4,430         4,380
Shareholders' Equity
  Preferred stock-authorized 25,000,000 shares
   without par value; none issued                           -             -
  Common stock-authorized 75,000,000 shares
   without par value; 48,520,308
   issued at September 30, 2001, and 48,436,908
   shares issued at December 31, 2000                 216,019       198,877
  Additional contributed capital                        9,521        14,558
  Retained earnings                                   304,928       325,850
  Cumulative translation adjustment                    (1,755)      (1,561)
                                                      -------      -------
                                                      528,713      537,724
  Less cost of common stock held in treasury
   2001 - 19,644,340 shares; - 2000 -
   20,655,721 shares                                 (287,538)    (291,367)
                                                     --------     --------
     Total shareholders' equity                       241,175      246,357
                                                     --------     --------
                                                     $595,814     $672,929
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

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                            (In thousands of dollars)

                                                      Nine Months Ended
                                                      -----------------
                                                  September 30, October 1,
                                                     2001         2000
                                                     ----         ----
Cash flows from operating activities:
  Net earnings (loss)                             $ (18,366)     $ 61,023
  Depreciation and amortization                      39,858        33,008
  Deferred income taxes                              (2,746)            -
  Loss from discontinued operations                       -           529
  Prepaid pension asset                             (11,091)      (11,560)
  Income tax benefit related to exercised
   stock options                                      3,687         6,395
  Restructuring and impairment charges               14,011             -
  Changes in assets and liabilities:
    Accounts receivable                              54,928       (12,505)
    Inventories                                      30,968       (12,690)
    Other current assets                             (1,147)      (11,038)
    Accounts payable and accrued liabilities        (72,152)       28,222
    Other                                              (956)         (624)
                                                    -------       -------
    Total adjustments                                55,360        19,737
                                                    -------       -------
  Net cash provided by continuing operations         36,994        80,760
  Net cash provided by discontinued operations            -           318
                                                    -------       -------
  Net cash provided by operating activities          36,994        81,078

Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment including discontinued
   operations                                         5,000         5,580
  Payment for purchase of CTS Wireless                    -       (11,200)
  Capital expenditures                              (71,927)      (83,412)
  Other                                              (2,754)       (2,935)
                                                    -------       -------
  Net cash used in investing activities             (69,681)      (91,967)

Cash flows from financing activities:
  Payments of long-term obligations                 (20,000)      (12,750)
  Proceeds from issuance of long term
   obligations                                       34,000        23,000
  Dividend payments                                  (2,554)       (2,504)
  Purchases of treasury stock                             -       (11,207)
  Stock options exercised                            10,615         7,286
  Other                                              (2,116)            -
                                                    -------       -------

    Net cash provided by
     financing activities                            19,945         3,825

Effect of exchange rate changes on cash                  27          (976)
                                                    -------       -------
Net decrease in cash                                (12,715)       (8,040)
Cash at beginning of year                            20,564        24,219
                                                    -------       -------
Cash at end of period                              $  7,849      $ 16,179
                                                   ========      ========

Supplemental cash flow information
Cash paid during the period for:
    Interest                                       $  9,469      $  8,811
    Income taxes--net                              $ 11,596      $ 11,516


See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
                            (In thousands of dollars)


                                    Three Months            Nine Months
                                       Ended                   Ended
                                       -----                   -----
                            September 30, October 1,  September 30, October 1,
                                  2001      2000           2001       2000
                                  ----      ----           ----       ----

Net earnings (loss)              $(2,890)  $21,315    $(18,366)      $61,023
Other comprehensive earnings
 (loss):
 Other translation adjustments       916      (775)       (194)       (2,385)
                                 -------   -------    --------       -------
Comprehensive earnings (loss)    $(1,974)  $20,540    $(18,560)      $58,638
                                 =======   =======    ========       =======


See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               September 30, 2001

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

NOTE B--INVENTORIES

Inventories consist of the following:

                                     (In thousands)

                                September 30,    December 31,
                                     2001            2000
                                     ----            ----

          Finished goods          $ 23,816         $ 29,756
          Work-in-process            4,838           16,490
          Raw materials             35,307           58,070
                                   -------         --------

                                   $63,961         $104,316
                                   =======         ========

NOTE C--RESTRUCTURING AND IMPAIRMENT CHARGES

During the second quarter of 2001, CTS recorded $14.0 million of restructuring and impairment charges relating to a plan to realign its operations. The plan was implemented during the second quarter of 2001. The plan was designed to permit the Company to operate more efficiently in the current environment and at the same time be well positioned when the economy improves. Major actions under the restructuring plan include transferring equipment from the Chung-Li, Taiwan facility to Tianjin, China, closing the Chung-Li facility in the fourth quarter of 2001 and disposing of the Longtan, Taiwan building. The plan also covers transferring production from Sandwich, Illinois and Carlisle, Pennsylvania facilities in the second quarter of 2002 and discontinuing the manufacture of intermediate frequency surface acoustical wave filters ("IF SAWs"). CTS anticipates completing a substantial portion of these activities within fiscal 2001 and the remainder in the first half of 2002.

Approximately $8.4 million relates to facility consolidations, including plant closures and product consolidations. Included in this amount is approximately $6.4 million of severance benefits associated with the separation of approximately 1,275 employees. Approximately 10% of the employees to be severed are managerial employees and 90% are nonmanagement employees. As of September 30, 2001, approximately $2.2 million of severance benefits, relating to approximately 575 employees, had been paid. Of the remaining $2.0 million of facility consolidation charges, $0.7 million has been paid.

The following table displays the year-to-date activity and restructuring reserve balances as of September 30, 2001:

                                         Other
($ in millions)          Workforce      Facility
                         Reductions   Consolidation     Total
                         ----------   -------------     -----

Original restructuring
 charge                    $6.4          $2.0           $8.4

Items paid                 (2.2)         (0.7)          (2.9)
                           ----          ----           ----

September 30, 2001
 reserve balance           $4.2          $1.3           $5.5
                           ====          ====           ====

The plan also includes a $7.4 million asset impairment charge resulting primarily from the second quarter decision to discontinue the manufacture of IF SAWs (included in CTS' electronic components segment). In accordance with Financial Accounting Standard ("FAS") #121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," an impairment charge was necessary to write these assets down to their estimated fair value of $1.0 million. SAWs production was stopped, and the related assets were held for disposal at the end of the second quarter of 2001. Amounts included in the Consolidated Statement of Earnings relating to the manufacture of surface acoustical wave filters were insignificant in 2001.

CTS also recognized a pension plan curtailment gain of approximately $1.8 million in the second quarter of 2001 resulting from plant closures under the restructuring plan.

Also during the second and third quarters, CTS recorded in cost of sales, $5.4 million and $0.8 million, respectively, of one-time charges, consisting primarily of inventory write downs and equipment relocation costs relating to restructuring activities.

NOTE D--ACQUISITION

In 1999, CTS acquired certain assets and liabilities of the Component Products Division of Motorola, Inc., hereafter referred to as "CTS Wireless."

The acquisition was accounted for under the purchase method of accounting. As part of the purchase agreement, CTS may be obligated to pay additional amounts depending upon increased sales and profitability of CTS Wireless through 2003. For 1999, the calculation resulted in an additional payment of $11.2 million, and an estimated liability of $15 million for 2000. In September 2001, CTS offset its estimated obligation owed to Motorola against amounts due from Motorola.

The maximum remaining potential payment under the purchase agreement was $52.2 million at September 30, 2001.


NOTE E--ASSETS HELD FOR SALE

Assets held for sale at September 30, 2001 are comprised principally of equipment and facilities to be disposed of pursuant to the restructuring activities commenced in fiscal year 2001. These assets are recorded at amounts not in excess of what management currently expects to receive upon sale; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded.


NOTE F--DISCONTINUED OPERATIONS

During 1998, CTS finalized a plan to sell all of the businesses obtained in the acquisition of Dynamics Corporation of America ("DCA") not strategic to CTS' electronic components or electronic assemblies core business segments. During the first quarter of 2000, the disposition of DCA acquired businesses was completed resulting in a net loss of $0.5 million.

NOTE G--LONG-TERM DEBT

Long-term debt (including the current portion) increased from $188 million at December 31, 2000, to $202 million at September 30, 2001. Interest rates on these borrowings fluctuate based upon LIBOR, with adjustments based on the ratio of CTS' consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. CTS pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. Currently, that fee is 0.25 percent per annum. The credit agreement and term loans require, among other things, that CTS maintain a minimum net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. CTS has a total of $254 million of committed credit facilities which are unsecured.

NOTE H--BUSINESS SEGMENTS

FAS # 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of wireless components used in cellular handsets, automotive sensors used in commercial or consumer vehicles, frequency control devices such as crystals and clock oscillators, loudspeakers, resistor networks, switches and potentiometers. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such an assembly represents a completed, higher- level functional product to be used in customer end products or assemblies. These products consist principally of integrated interconnect systems products containing backpanel and connector assemblies used in the telecommunications industry, RF (radio frequency) Integrated Modules used in cellular handsets, hybrid microcircuits used in the healthcare market and pointing sticks/cursor controls for notebook computers.

Management evaluates performance based upon operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable business segments is shown in the following table:

(In thousands)
                            Electronic        Electronic
                            Components        Assemblies         Total
                            ----------        ----------         -----
Third Quarter 2001
------------------
Net sales to external
 customers                   $ 70,202         $ 60,951          $131,153
Operating earnings (loss)    $ (2,467)        $  1,581          $   (886)
Total assets                 $485,200         $110,614          $595,814


Third Quarter 2000
------------------
Net sales to external
 customers                   $127,759         $ 94,293          $222,052
Operating earnings           $ 22,207         $  9,085          $ 31,292
Total assets                 $472,516         $135,335          $607,851


First Nine Months 2001
----------------------
Net sales to external
 customers                   $250,649         $201,215          $451,864
Operating earnings(loss)     $(16,690)        $  1,884          $(14,806)
Total assets                 $485,420         $110,394          $595,814


First Nine Months 2000
----------------------
Net sales to external
 customers                   $402,740         $230,389          $633,129
Operating earnings           $ 73,348         $ 19,881          $ 93,229
Total assets                 $472,516         $135,335          $607,851

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

(In thousands)

                                    Three Months              Nine Months
                                       Ended                     Ended
                                       -----                     -----
                               September 30, October 1, September 30, October 1,
                                   2001         2000        2001        2000
                                   ----         ----        ----        ----
Operating Earnings (Loss)
Total operating earnings (loss)
 for reportable segments        $  (886)     $31,292     $(14,806)    $93,229
Interest expense                 (2,673)      (3,160)      (9,272)     (9,427)
Other income (expense)             (294)       1,473         (410)      1,688
                                -------      -------     --------     -------
Earnings (loss) before income
 taxes                          $(3,853)     $29,605     $(24,488)    $85,490
                                =======      =======     ========     =======



NOTE I--CONTINGENCIES

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


NOTE J--EARNINGS PER SHARE

FAS #128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share
(EPS) computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the third quarter and first nine months of 2000. Approximately 315,000, for the third quarter of 2001, and 684,000, for the first nine months of 2001, of common stock equivalents were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. At October 1, 2000, the other dilutive securities include approximately 261,000 shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their stock certificates for exchange in the DCA acquisition.

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


NOTE K--INCOME TAXES

In 2001, CTS lowered its overall effective tax rate to 25% from 28% in 2000. The reduction in income tax expense for 2001 results from a higher percentage of income in lower tax rate jurisdictions.


NOTE L--ACCOUNTING PRONOUNCEMENTS

In 2001, the FASB issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," which are effective for CTS on January 1, 2002. FAS No. 141 requires business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS No. 142 requires goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. CTS does not have any material amounts of goodwill and therefore, does not expect any significant impairment of goodwill upon adoption. CTS is still reviewing the provisions of this new standard and evaluating the impact of adopting the standard.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Changes in Financial Condition: Comparison of September 30, 2001 to December 31, 2000

The following table highlights changes in balance sheet dollar amounts and ratios and other information related to liquidity and capital resources:
                                   (Dollars in thousands)
                                   ----------------------
                         September 30, December 31,   Increase
                              2001        2000       (Decrease)
                              ----        ----       ----------
Cash                        $  7,849    $ 20,564     $ (12,715)
Accounts receivable, net      90,992     145,920       (54,928)
Inventories, net              63,961     104,316       (40,355)
Current assets               198,771     305,696      (106,925)
Accounts payable              58,223     100,394       (42,171)
Accrued liabilities           49,176      85,100       (35,924)
Current liabilities          126,430     202,891       (76,461)
Working capital               72,341     102,805       (30,464)
Current ratio                   1.6         1.5            0.1
Long-term debt              $202,000    $188,000     $  14,000
Shareholders' equity         241,177     246,357        (5,180)
Long-term debt as a
 percent of shareholders'
 equity                           84%         76%            8% pts.
Long-term debt as a
 percent of capitalization        46%         43%            3% pts.

From December 31, 2000 to September 30, 2001, CTS' working capital decreased $30.5 million. This net decrease was principally the result of reductions in accounts receivable and inventories offset partially by a decreases in accounts payable and accrued liabilities. The decreases were the result of lower sales and related production volumes in 2001 due to the weak global economic conditions.

The percentage of long-term debt to shareholders' equity increased due to the increase in debt primarily to fund capital expenditures and the decrease in shareholders' equity primarily resulting from decreased earnings, partially offset by the impact of exercised stock options.

Capital expenditures were $71.9 million during the first nine months of 2001, compared with $83.4 million for first nine months of 2000. The 2001 capital expenditures are primarily for new products and technologies and building projects in Asia.

Changes in Financial Condition: Comparison of September 30, 2001 to December 31, 2000 - Continued

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2001, cash flows provided by operating activities were $37.0 million, compared to $81.1 million in the first nine months of 2000. The most significant reasons for the decrease in operating cash flow during 2001 were lower net earnings partially offset by net favorable changes in working capital.

Cash flows used for investing activities totaled $69.7 million through the first nine months of 2001. This use of cash was primarily for $71.9 million of capital expenditures partially offset by $5.0 million of proceeds from the sale/leaseback of property. In the first nine months of 2000, cash flows used for investing activities totaled $92.0 million. This use of cash was primarily for $83.4 million of capital expenditures and $11.2 million paid to Motorola, Inc. related to the financial performance of CTS Wireless for the year ended December 31, 1999 (Note D). This use of cash was partially offset by $5.6 million of net proceeds received from the sale of property, including discontinued operations.

Cash flows provided by financing activities were $19.9 million in the first nine months of 2001, consisting primarily of a net increase in debt of $14.0 million and $10.6 million related to the exercise of stock options. These amounts were partially offset by dividend payments of $2.6 million and other financing activities related primarily to repayment of borrowings under short-term notes payable. In the first nine months of 2000, cash flows provided by financing activities were $3.8 million, consisting primarily of a net increase in debt of $10.3 million, $7.3 million of proceeds from the exercise of stock options, partially offset by $11.2 million of purchases of CTS stock and $2.5 million of dividend payments.

CTS' capital expenditures for 2001 are presently expected to be approximately $83 million, $71.9 million of which has been spent during the first nine months of the year. These capital expenditures are primarily for new products and technologies and building projects in Asia. In the CTS traditional product lines, expenditures are required in the automotive and resistor product lines for new product introduction and new technology. Projected capital expenditures in 2001 for CTS Wireless projects include programs for the necessary equipment to enable the reduction of product size and improve product performance as a result of customer demands in the wireless handset industry. Expenditures for new Asian facilities for CTS Wireless continue and totaled $32.3 million during the first nine months of 2001.

During the second quarter of 2001, CTS implemented actions to restructure its business in response to current market conditions. Major actions under the restructuring plan include transferring equipment from the Chung-Li, Taiwan facility to Tianjin, China, closing the Chung-Li facility in the fourth quarter of 2001 and disposing of the Longtan, Taiwan building. The plan also covers transferring production from the Sandwich, Illinois and Carlisle, Pennsylvania facilities in the second quarter of 2002. Restructuring and related one-time charges, including $2.1 million of severance recorded in the first quarter of 2001, are expected to aggregate $27 million, a substantial portion of which will be incurred during 2001 and the remainder in the first half of 2002.

CTS has historically been able to fund its capital and operating needs through its cash flows from operations and available credit under its bank credit

Changes in Financial Condition: Comparison of September 30, 2001 to December 31, 2000 - Continued

facilities. CTS currently has unsecured bank credit facilities totaling $254 million which mature over five years. The Company believes its current cash flow and its ability to obtain additional cash, either through the issuance of additional shares of common stock or other securities and utilization of bank credit facilities, will be adequate to fund its working capital, restructuring activities, capital expenditures and debt service requirements. However, as discussed in Part 2, Item 5, "Other Information," many analysts have identified recessionary trends worldwide and are predicting a continued downturn in the U.S. economy in the aftermath of the terrorist attacks on the World Trade Center and the Pentagon in September 2001. The global economic downturn is reflected in slowing demand in the CTS-served automotive, communication and computer markets. These served markets for our electronic components and assemblies have softened and may continue to soften. As a result, CTS revenue and earnings have been negatively affected and this softening demand may create pricing pressures which could further affect revenue and earnings.

As a result of declining revenue and earnings, it is likely that we will be unable to comply with the covenants in our existing credit facilities in the fourth quarter of 2001, and that we will negotiate with our bank group to amend the credit facilities. Those amendments may result in higher interest rates and bank fees and the possible securitization of some of our assets. Renegotiation will also make business growth through acquisition less likely in the next few quarters.

In the event that the Company is unable to renegotiate the terms of its existing credit facility on acceptable conditions, the Company will be required to seek alternative sources of financing including, but not limited to, the negotiation of a credit facility with a new bank group or the issuance of additional shares of common/preferred stock or debt instruments in public or private transactions.

Changes in Results of Operations: Comparison of Third Quarter 2001 to Third Quarter 2000

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ended September 30, 2001, and October 1, 2000.

                                             (Dollars in thousands)
                                             ----------------------
                                    September 30, October 1,    Increase
                                        2001        2000       (Decrease)
                                        ----        ----       ----------

Net sales                              $ 131,153   $222,052    $ (90,899)
Gross earnings                            28,602     62,758      (34,156)
Gross earnings as a percent
  of sales                                  21.8%      28.3%        (6.5)% pts.
Selling, general and
  administrative expenses                 21,370     23,229       (1,859)
Selling, general and
  administrative expenses as
  a percent of sales                        16.3%      10.5%         5.8 % pts.
Research and development
  expenses                                 8,118      8,237         (119)
Operating earnings (loss)                   (886)    31,292      (32,178)
Operating earnings (loss)
  as a percent of sales                     (0.7)%     14.1%       (14.8)% pts.
Interest expense                           2,673      3,160         (487)
Earnings (loss) from
 continuing operations
 before income taxes                      (3,853)    29,605      (33,458)
Income tax expense (benefit)                (963)     8,290       (9,253)
Income tax rate                             25.0%      28.0%        (3.0)% pts.
Net earnings (loss)                     $ (2,890)  $ 21,315     $(24,205)


Net sales decreased by $90.9 million, or 41% from the third quarter of 2000. Sales decreases occurred in the electronic components and electronic assemblies segments by $57.6 million and $33.3 million, respectively. The decreases are the result of the weak global economic conditions and related effect on the primary markets served by CTS' two business segments.

As a percentage of total sales, sales of electronic components and electronic assemblies in the third quarter of 2001 were 54% and 46%, respectively. As a percentage of total sales, the 2000 third quarter sales of electronic components and electronic assemblies were 58% and 42%, respectively. Refer to Note H - Business Segments, for a description of the Company's business segments.

The electronic components segment experienced a $57.6 million sales decrease, or 45% from the third quarter of 2000, primarily due to softness in the demand for handset and communication infrastructure components.

Changes in Results of Operations: Comparison of Third Quarter 2001 to Third Quarter 2000

The electronic assemblies segment experienced a third quarter 2001 sales decrease of $33.3 million, or 35% from the third quarter of 2000. The revenue decrease was primarily a result of reduced demand for integrated interconnect systems used in mass data storage systems for the computer equipment market.

Gross earnings dollars decreased primarily due to lower sales volume. The lower percent of sales in both segments results principally from under absorbed overheads caused by lower production levels. Also included in the third quarter of 2001 is $0.8 million of one-time charges consisting primarily of equipment relocation costs relating to the 2001 restructuring activities. Gross earnings in the third quarter of 2001 include approximately $2.5 million to $3.0 million related to the previous quarters of customer reimbursement obligations for expenses associated with reduced production volumes.

Selling, general and administrative expenses were $21.4 million in third quarter of 2001 versus $23.2 million in the prior year's quarter. The decrease relates to overall expense control and lower sales volume.

Research and development expenses decreased $0.1 million to $8.1 million in third quarter of 2001.

The operating loss for the third quarter of 2001 is largely due to under absorbed overheads caused by lower production levels and $0.8 million of one-time charges incurred during the quarter. This was partially offset by selling and general and administrative expenses, which were $1.9 million lower in the third quarter of 2001 as compared to the third quarter of 2000.

During the second quarter of 2001, CTS recorded $14.0 million of restructuring and impairment charges relating to a plan to realign its operations. This plan was implemented during the second quarter of 2001. The plan was designed to permit the Company to operate more efficiently in the current environment and at the same time be well positioned when the economy improves. Major actions under the restructuring plan include transferring equipment from the Chung-Li, Taiwan facility to Tianjin, China, closing the Chung-Li facility in the fourth quarter of 2001 and disposition of the Longtan, Taiwan facility. This plan also covers transferring production from Sandwich, Illinois and Carlisle, Pennsylvania facilities in the second quarter of 2002 and discontinuing the manufacture of intermediate frequency surface acoustical wave filters ("IF SAWs"). CTS anticipates completing a substantial portion of these activities within fiscal 2001 and the remainder in the first half of 2002.

Approximately $8.4 million relates to facility consolidations, including plant closures and product consolidations. Included in this amount is approximately $6.4 million of severance benefits associated with the separation of approximately 1,275 employees. Approximately 10% of the employees to be

Changes in Results of Operations: Comparison of Third Quarter 2001 to Third Quarter 2000

severed are managerial employees and 90% are nonmanagement employees. As of September 30, 2001, approximately $2.2 million of severance benefits, relating to approximately 575 employees, had been paid. Of the remaining $2.0 million of facility consolidation charges, $0.7 million has been paid.

The plan also includes a $7.4 million asset impairment charge resulting primarily from the second quarter decision to discontinue the manufacture of IF SAWs (included in CTS' electronic components segment). In accordance with Financial Accounting Standard ("FAS") #121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," an impairment charge was necessary to write these assets down to their estimated fair value of $1.0 million. SAWs production was stopped, and the related assets were held for disposal at the end of the second quarter of 2001. Amounts included in the Consolidated Statement of Earnings relating to the manufacture of IF SAW filters were insignificant in 2001.

CTS also recognized a pension plan curtailment gain of approximately $1.8 million in the second quarter of 2001, resulting from plant closures under the restructuring plan.

When completed, the manufacturing consolidations including those initiated in the first quarter, are expected to generate approximately $25 million annually in improved profitability when the plan is complete.

The effective tax rate decreased to 25.0% from the previous rate of 28% primarily due to a shift in earnings to lower-tax jurisdictions.

Changes in Results of Operations: Comparison of the First Nine Months of 2001 to the First Nine Months of 2000

The following table highlights changes in significant components of the consolidated statements of earnings for the nine-month periods ended September 30, 2001, and October 1, 2000.

                                   (Dollars in thousands)
                                   ----------------------
                             September 30,  October 1,   Increase
                                 2001         2000      (Decrease)
                                 ----         ----      ----------

Net sales                        $451,864    $633,129   $(181,265)
Gross earnings                     92,045     190,099     (98,054)
Gross earnings as a percent
  of sales                           20.4%       30.0%       (9.6) pts.
Selling, general and
  administrative expenses          67,454      72,811      (5,357)
Selling, general and
  administrative expenses as
  a percent of sales                 14.9%       11.5%        3.4% pts.
Research and development
  expenses                         25,386      24,059       1,327
Restructuring and impairment
 charges                           14,011           -      14,011
Operating earnings (loss)         (14,806)     93,229    (108,035)
Operating earnings (loss)
 as a percent of sales               (3.3)%      14.7%      (18.0)% pts.
Interest expense                    9,272       9,427        (155)
Earnings (loss) from
 continuing operations
 before income taxes              (24,488)     85,490    (109,978)
Income tax expense (benefit)       (6,122)     23,938     (30,060)
Income tax rate                      25.0%       28.0%       (3.0)% pts.
Net loss from discontinued
 operations, net of income tax
 benefit of $355                        -        (529)        529
Net earnings (loss)             $ (18,366)   $ 61,023   $ (79,389)


Net sales decreased by $181.3 million, or 29% from the first nine months of 2000. Sales decreases were $152.1 million in the electronic component segments and $29.2 million in the electronic assemblies segment. The decrease was due to weak global economic conditions and related effect in the primary markets served by CTS' two business segments.

Changes in Results of Operations: Comparison of the First Nine Months of 2001 to the First Nine Months of 2000

As a percentage of total sales, sales of electronic components and electronic assemblies in the first nine months of 2001 were 55% and 45%, respectively. In the first nine months of 2000, as a percentage of total sales, sales of electronic components and electronic assemblies were 64% and 36%, respectively. Refer to Note H - Business Segments, for a description of the Company's business segments.

The decrease in the electronic components segment was primarily due to softness in the demand for wireless products used in handsets.

The decrease in the electronic assemblies segment was experienced primarily as a decline in the sales of RF integrated modules used in wireless handsets.

Gross earnings dollars decreased primarily due to lower sales levels. The lower percent of sales in both segments results principally from under absorbed overheads caused by lower production levels, combined with a shift to lower margin products in the electronic assemblies segment. Also included in the first nine months of 2001 is $6.2 million of one- time charges consisting primarily of inventory write downs and equipment relocation costs relating to the 2001 restructuring plan and $2.1 million of severance recorded in the first quarter.

Selling, general and administrative expenses decreased due to overall expense control and lower sales volume.

Research and development expenses increased as a result of activities related to our wireless product lines that will support new product applications for multi-functional cellular phones, PDA's, two-way radios and global positioning systems (GPS). These and other programs are directed to improve product performance and to achieve miniaturization through advanced technology and integration, and new product development in other product lines, most notably automotive and resistor.

During the first nine months of 2001, CTS recorded $14 million of restructuring and impairment charges relating to a plan to realign its operations.

The decrease in operating earnings dollars was primarily due to lower volumes as a result of the overall softness in the served markets, particularly the wireless handset demand within both the electronic components and electronic assemblies segments. Also, operating earnings were lower due to the $14 million restructuring and impairment charges and $8.3 million related one-time charges recorded during the first nine months of 2001.

The effective tax rate decreased to 25.0% from the previous rate of 28.0% primarily due to a shift in earnings to lower-tax jurisdictions.

The accounting for discontinued operations was finalized following the completion of sale of the discontinued operations in the first quarter of 2000, resulting in a $0.02 unfavorable impact on earnings per share.

Changes in Results of Operations: Comparison of First Nine Months of 2001 to First Nine Months of 2000


Statements about the Company's earnings outlook and its plans, estimates and beliefs concerning the future are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on the Company's current expectations. Actual results may differ materially from those stated in the forward-looking statements due to a variety of factors which could affect the Company's operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statements. Factors that could impact future results include among others: the impact of the September 11 terrorist attack, the U.S. response to the attack, and the general slowdown in the overall economy; the Company's successful execution of its restructuring, consolidation and cost reduction plans; pricing pressures and demand for the Company's products, especially if economic conditions worsen or do not recover in the key markets for the Company's products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political risks. Investors are encouraged to examine the Company's SEC filings, which more fully describe the risks and uncertainties associated with the Company's business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in CTS' market risk since December 31, 2000.


Part 2 -- OTHER INFORMATION

Item 1.  Legal Proceedings

CTS is involved in litigation and in other administrative proceedings with government agencies regarding the protection of the environment, and other matters, the results of which are not yet determinable. In the opinion of management, based upon currently available information, adequate provision for anticipated costs has been made, or the ultimate costs resulting from such litigation or administrative proceedings will not materially affect the consolidated financial position of the Company or the results of operations. See also Note I--"Contingencies" in the financial statements.

Item 5.  Other Information

Listed below are the material changes in the risks related to CTS' business since December 31, 2000:

WE FACE RISKS RESULTING FROM THE GLOBAL ECONOMIC SLOWDOWN WHICH AFFECT OUR CREDIT FACILITY OBLIGATIONS.

Many analysts have identified recessionary trends worldwide are predicting a continued downturn in the U.S. economy in the aftermath of

Part 2 -- OTHER INFORMATION (Cont'd
the terrorist attacks on the World Trade Center and the Pentagon in September 2001. The global economic downturn is reflected in slowing demand in the CTS-served automotive, communication and computer markets. These served markets for our electronic components and assemblies have softened and may continue to soften. As a result, CTS revenue and earnings have been negatively affected and this softening demand may create pricing pressures which could further affect revenue and earnings.

As a result of declining revenue and earnings, it is likely that we will be unable to comply with the covenants in our existing credit facilities in the fourth quarter of 2001, and that we will negotiate with our bank group to amend the credit facilities. Those amendments may result in higher interest rates and bank fees and the possible securitization of some of our assets. Renegotiation will also make business growth through acquisition less likely in the next few quarters.

In the event that the Company is unable to renegotiate the terms of its existing credit facility on acceptable conditions, the Company will be required to seek alternative sources of financing including, but not limited to, the negotiation of a credit facility with a new bank group or the issuance of additional shares of common/preferred stock or debt instruments in public or private transactions.

WE FACE RISKS CONCERNING THE SUCCESS OF OUR RESTRUCTURING, CONSOLIDATION AND COST REDUCTION PLANS

During the second quarter of 2001, CTS recorded $14 million of restructuring and impairment charges relating to a plan to realign its operations. The plan was implemented during the second quarter of 2001. The plan was designed to permit us to operate more efficiently in the current environment and at the same time be well positioned when the economy improves.

The restructuring plan is proceeding on schedule. The anticipated savings associated with the plan were based on revenue volumes expected at the time the plan was implemented. If the expected revenue volumes are not met during the next two fiscal years, some of the expected savings may be delayed or not achieved. Additional restructuring activities and related charges may be required in the event that the current business environment deteriorates further or the Company identifies other areas for cost savings.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     (10) (a) Employment Agreement, dated September 7, 2001, between the Company and Donald K. Schwanz

     (10) (b) Consulting Agreement, dated September 28, 2001, between the Company and Joseph P. Walker

         (10) (c) Stock Option Agreement, dated September 7, 2001, between the Company and Joseph P. Walker

         (10) (d) Employee Stock Option Agreement, dated October 1, 2001, between the Company and Donald K. Schwanz

         (10) (e) Amended Nonqualified Stock Option Agreement, dated September 7, 2001, between the Company and Jeannine M. Davis

         (10) (f) Prototype Severance Agreement with certain officers and general managers

b.       Reports on Form 8-K

         During the three month period ending September 30, 2001, CTS filed one report on Form 8-K, dated September 10, 2001, under Item 5, "Other Events," reporting the appointment of Donald K. Schwanz to succeed Joseph P. Walker as Chief Executive Officer later in 2001.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                        CTS CORPORATION


/S/ Jeannine M. Davis                  /S/ Vinod M. Khilnani
---------------------------            -----------------------------
Jeannine M. Davis                      Vinod M. Khilnani
Executive Vice President,              Senior Vice President
Administration, and                    and Chief Financial Officer
Secretary


Dated: November 5, 2001

                                                               Exhibit (10) (a)

                              EMPLOYMENT AGREEMENT


     EMPLOYMENT AGREEMENT (this "Agreement") made and entered into as of the 7th day of September, 2001, by and among CTS Corporation, an Indiana corporation (the "Company"), and Donald K. Schwanz (the "Executive").

     WHEREAS, the Executive will be named as President and Chief Executive Officer of the Company effective as of October 1, 2001, and the Board of Directors of the Company ("Board of Directors") desires to secure the continued employment of the Executive in accordance herewith;

     WHEREAS, the Company and the Executive have entered into a severance agreement (the "Severance Agreement"), effective as of January 17, 2001;

     WHEREAS, the Executive is willing to commit himself to be employed by the Company on the terms and conditions herein set forth; and

     WHEREAS, the parties desire that this Agreement setting forth the terms and conditions for the employment relationship of the Executive with the Company take effect on October 1, 2001 ("Effective Date");

     NOW, THEREFORE, in consideration of the mutual premises and the respective covenants and agreements of the parties herein contained, the parties hereto agree as follows:

         1.  Operation of Agreement; Employment and Term.

     (a) This  Agreement  shall become  effective  and binding on the  Effective
Date.
     (b) Employment. The Company agrees to employ the Executive, and the Executive agrees to be employed by the Company, in accordance with the terms and provisions of this Agreement.

     (c) Term. The term of this Agreement (the "Term") shall commence on the Effective Date and shall continue until the fifth (5th) anniversary of the Effective Date.

         2.  Duties and Powers of Executive.

     (a) Position. For the period during which the Executive provides services to the Company (the "Employment period"), the Executive shall serve as President and Chief Executive Officer of the Company and will have such duties, responsibilities and authority as are customarily incident to the principal executive officer of a publicly traded corporation. The Executive will report solely to the Board of Directors. During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive shall devote substantially all of his attention and time during normal working hours to the business and affairs of the Company and shall use his reasonable best efforts to carry out his responsibilities faithfully and efficiently. It shall not be considered a violation of the foregoing for the Executive to serve on corporate, industry, civic or charitable boards or committees, as long as such activities do not materially interfere with the performance of his responsibilities with the Company in accordance with this Agreement.

     (b) Board Membership. The Board of Directors shall propose the Executive for reelection to such Board throughout the Term, and shall continue the Executive as a member of the Board throughout the Term. The sole remedy for breach of this provision shall be the remedy set forth in Section 5(c) of this Agreement.

     (c) Location. The Executive's services shall be performed primarily at the Company's current office in Elkhart, Indiana, and in no event shall the Executive be required to perform services at a location more than 25 miles from the Company's current office, in each case, except for such reasonable travel obligations as are substantially consistent with the Executive's present travel obligations. Throughout the Employment Period, the Executive shall be provided with appropriate office space and secretarial services commensurate with his title and position.

         3.  Compensation.

     The Executive shall receive the following compensation for his services hereunder to the Company:

     (a) Salary. During the Employment Period, the Executive's monthly base salary ("Base Salary") shall be $52,500, payable in accordance with the Company's general payroll practices as in effect from time to time and subject to annual review by the Board of Directors for increase (but not decrease) each year during the Employment Period.

     (b) Incentive Compensation. During the Employment Period, the Executive shall be eligible to participate in the Company's short-term and long-term incentive compensation plans, including equity-based compensation plans, on a basis no less favorable than that of other senior executives of the Company. Under the CTS Corporation Management Incentive Bonus Plan as in effect on the

Effective Date, the Executive's target bonus percentage shall be sixty- five percent (65%) of his salary. Under any successor plan to the CTS Corporation Management Incentive Bonus Plan as in effect on the Effective Date, the Executive shall be entitled to participate at a level which will, at a minimum, provide him a comparable opportunity to earn a benefit comparable to that available to him under the CTS Corporation Management Incentive Bonus Plan as in effect on the Effective Date.

     (c) Other Benefits. During the Employment Period, the Executive shall be eligible to participate in all other savings, retirement, welfare (including without limitation medical, dental, hospitalization and life insurance) and fringe benefit plans, practices, policies and programs on a basis no less favorable to the Executive than in effect on the date hereof. During the Employment Period, the Company shall make available to the Executive, at its cost and expense, an automobile on a basis substantially similar to that in effect on the date hereof.

     (d) Enhanced Retirement Benefits. For every year of service earned by Executive after June 30, 2002, an extra year of service shall be credited to Executive under the provisions of the CTS Corporation Salaried Employees' Pension Plan and the CTS Corporation Supplemental Executive Retirement Plan (the "Plans"). The extra years of service so credited to the Executive shall apply only to enhance his retirement benefits and not to shorten the vesting schedules included in the Plans. No changes in the benefit formula or method of calculating same under the Plans after the Effective Date, which reduce benefits thereunder, will apply to Executive's benefits under the Plans.

     4. Expenses. The Company shall reimburse the Executive for all reasonable expenses, including those for travel and entertainment, properly incurred by him in the performance of his duties hereunder in accordance with policies established from time to time by the Company.

         5.  Termination of Employment.

     (a) Death; Disability. The Employment Period shall terminate automatically upon the Executive's death or Disability during such period, in which case the Executive shall be entitled to the payments and benefits set forth in Section 6(a) of this Agreement. For purposes of this Agreement, "Disability" shall be deemed to occur if, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from the full-time performance of his duties with the Company for a period of six (6) consecutive months, the Company shall have given the Executive a Notice of Termination (as defined in paragraph (e) of this Section 5) for Disability and, within thirty
(30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of his duties.

     (b) By the Company for Cause. The Company may terminate the Executive's employment hereunder for Cause, in which case the Executive shall be entitled to the payments and benefits set forth in Section 6(b) of this Agreement. For purposes of this Agreement, "Cause" shall mean (i) the willful and continued failure by the Executive to substantially perform the Executive's duties with the Company (other than any such failure resulting from the Executive's incapacity due to physical or mental illness or any such actual or anticipated failure after the issuance of a Notice of Termination for Good Reason by the Executive pursuant to paragraph (f) of this Section 5) after a written demand for substantial performance is delivered to the Executive by the Board of Directors, which demand specifically identifies the manner in which such Board believes that the Executive has not substantially performed the Executive's duties, or (ii) the willful engaging by the Executive in conduct which is demonstrably and materially injurious to the Company or its subsidiaries, monetarily or otherwise. For purposes of clauses (i) and (ii) of this definition, (x) no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's act, or failure to act, was in the best interest of the Company and (y) in the event of a dispute concerning the application of this provision, no claim by the Company that Cause exists shall be given effect unless the Company establishes to the Board of Directors by clear and convincing evidence that Cause exists.

     (c) By the Executive for Good Reason. The Executive may terminate his employment during the Employment Period for Good Reason (unless Cause exists), in which case the Executive shall be entitled to the payments and benefits set forth in Section 6(a) of this Agreement. For purposes of this Agreement, "Good Reason" shall mean (i) the occurrence, without the written consent of the Executive, of an event constituting a material breach of this Agreement (including without limitation a breach of Section 2(b) or 2(c) of this Agreement) by the Company that has not been fully cured within ten (10) days after written notice thereof has been given by the Executive to the Company, or
(ii) any reason, at the Executive's discretion, during the three-month period following the occurrence of a "Change in Control," as defined in paragraph (d) of this Section 5.

     (d) Definition of Change in Control. A "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

     (i) the attainment by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a "Person") of aggregate beneficial ownership (within the meaning of Rule 13d-2 of the Exchange Act) of 25% or more of the combined voting power of the then outstanding Voting Stock of the Company (including, for this purpose, any Voting Stock of the Company acquired prior to the Term); provided, however, that for purposes of this
Section 5(d), the following will not be deemed to result in a Change in Control:
(A) any acquisition directly from the Company that is approved by the Incumbent Board (as defined below), (B) any acquisition by the Company and any change in the percentage ownership of Voting Stock of the Company that results from such acquisition, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any subsidiary, or (D) any acquisition by any Person pursuant to a Business Combination that complies with clauses (I),
(II) and (III) of Section 5(d)(iii) below; or

     (ii) individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least two-thirds of the Board of Directors; provided, however, that any individual becoming a Director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the Directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) will be deemed to have been a member of the Incumbent Board, but excluding, for this purpose, any such individual becoming a Director as a result of an actual or threatened election contest (within the meaning of Rule 14a-11 of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors; or

     (iii) consummation of (A) a reorganization, merger or consolidation of the Company or (B) a sale or other disposition of all or substantially all of the assets of the Company (such reorganization, merger, consolidation or sale each, a "Business Combination"), unless, in each case, immediately following such Business Combination, (I) all or substantially all of the individuals and entities who were the beneficial owners of Voting Stock of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than two-thirds of the then outstanding shares of common stock and the combined voting power of the then outstanding Voting Stock of the Company entitled to vote generally in the election of Directors of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries), (II) no Person (other than the Company, such entity resulting from such Business Combination, or any employee benefit plan (or related trust) sponsored or maintained by the Company, any Subsidiary or such entity resulting from such Business Combination, beneficially owns, directly or indirectly, 15% or more of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination, and (III) at least two-thirds of the members of the Board of Directors of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board of Directors providing for such Business Combination; or

     (iv) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a Business Combination that complies with clauses (I), (II) and (III) of Section 5(d)(iii);

     (e) By the Company Other Than for Cause or by the Executive without Good Reason. Notwithstanding any other provision of this Agreement, the Company may terminate the Executive's employment other than for Cause, in which case the Executive shall be entitled to the payments and benefits set forth in Section 6(a) of this Agreement, and the Executive may terminate his employment other than for Good Reason (as defined in paragraph (c) of this Section 5), in which case the Executive shall be entitled to the payments and benefits set forth in
Section 6(b) of this Agreement.

     (f) Notice of Termination. Any termination by the Company or by the Executive shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 10(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (iii) if the Date of Termination (as defined in paragraph (f) of this Section 5) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty (30) days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason shall not waive any right of the Executive hereunder or preclude the Executive from asserting such fact or circumstance in enforcing the Executive's rights hereunder. Further, a Notice of Termination for Cause is required to include a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the membership of the Board of Directors (excluding the Executive if the Executive is then a member of such Board) at a meeting of such Board which was called and held for the purpose of considering such termination (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before such Board) finding that, in the good faith opinion of such Board, the Executive was guilty of conduct set forth in clause (i) or (ii) of the definition of Cause herein, and specifying the particulars thereof in detail.

     (g) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company, the date on which the Company notifies the Executive of such termination (except in the event of a termination for Cause), (iii) if the Executive's employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the full-time performance of his duties during such thirty (30) day period), and (iv) if the Executive's employment is terminated by reason of death, the date of death.

         6.  Obligations of the Company Upon Termination.

     (a) Termination for Good Reason or Other Than for Cause. If the Executive shall terminate his employment for Good Reason or the Company shall terminate the Executive's employment for any reason other than Cause, including Disability, or if such employment shall be terminated by reason of death, the Executive shall be entitled to the following benefits:

     (i) the Company shall pay to the Executive a lump sum amount in cash equal to the sum of (A) the Executive's Base Salary through the Date of Termination to the extent not theretofore paid, (B) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay and (C) any other amounts due the Executive as of the Date of Termination, in each case to the extent not theretofore paid. (The amounts specified in clauses (A), (B) and (C) shall be hereinafter referred to as the "Accrued Obligation"). The amounts specified in this Section 6(a)(i) shall be paid within thirty (30) days after the Date of Termination; and

     (ii) in lieu of any severance benefit otherwise payable to the Executive,

(A) if the Executive shall terminate his employment for Good Reason or the Company shall terminate the Executive's employment for any reason other than Disability or Cause, the Company shall pay the Executive a lump sum amount, in cash, within five days following the Date of Termination, equal to three and one-third (3 1/3) times the sum of (1) twelve (12) times Base Salary, and (2) an amount equal to the largest aggregate amount earned by the Executive as stock and cash bonuses for any year in the Term but not less than $330,000; and

(B) if the termination of the Executive's employment is by reason of death or Disability, or, if the Executive so elects, in lieu of the payments described in paragraph (A) of this Section 6(ii), the Company shall continue to pay the Executive (or, in the event of his death, his legal representative) for the remainder of the Term (1) the Base Salary as in effect immediately prior to the Date of Termination, in accordance with the Company's general payroll practices, and (2) for each full twelve-month period remaining in the Term, the highest annual aggregate cash and stock bonuses earned by the Executive pursuant to any annual bonus or incentive plan maintained by the Company in respect of any year in the Term but not less than $330,000, payable in accordance with the Company's practices with respect to the payment of bonuses.

(b) Termination for Other Reason. If the Executive's employment shall be terminated by the Company for Cause or by the Executive other than for Good Reason, death or Disability, the Company shall not have any further obligations to the Executive under this Agreement other than the obligation to pay to the Executive the Accrued Obligation and any postemployment benefits to which the Executive is entitled under the terms of the Company's employee benefit plans.

(c) Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in Elkhart, Indiana, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

(d) Legal Fees. The Company shall also pay to the Executive all reasonable legal fees and expenses incurred by the Executive in disputing in good faith any issue hereunder relating to the termination of the Executive's employment, in seeking in good faith to obtain or enforce any benefit or right provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of section 4999 of the Code to any payment or benefit provided hereunder. Such payments shall be made within five (5) business days after delivery of the Executive's written requests for payment accompanied with such evidence of fees and expenses incurred as is reasonable.

(e) Gross-Up. If any of the payments or benefits received or to be received by the Executive (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person (as defined in Section 5(d) of this Agreement) whose actions result in a Change in Control or any Person affiliated with the Company or such Person) (such payments or benefits, excluding the Gross-Up Payment (as defined below), being hereinafter referred to as the "Total Payments") will be subject to the excise tax imposed under section 4999 of the Code ("Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive, after deduction of any Excise Tax on the Total Payments and any federal, state and local income and employment taxes and Excise Tax upon the Gross-Up Payment, shall be equal to the Total Payments.

     For purposes of determining whether any of the Total Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) all of the Total Payments shall be treated as "parachute payments" (within the meaning of section 280G(b)(2) of the Code) unless, in the opinion of tax counsel ("Tax Counsel") reasonably acceptable to the Executive and selected by the accounting firm which was, immediately prior to the date hereof, the Company's independent auditor, or in the event of a Change in Control, was, immediately prior to the Change in Control, the Company's independent auditor (the "Auditor"), such payments or benefits (in whole or in part) do not constitute parachute payments, including by reason of section 280G(b)(4)(A) of the Code, (ii) all "excess parachute payments" within the meaning of section 280G(b)(l) of the Code shall be treated as subject to the Excise Tax unless, in the opinion of Tax Counsel, such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered (within the meaning of section 280G(b)(4)(B) of the Code) in excess of the "Base Amount," as defined in section 280G(b)(3) of the Code, allocable to such reasonable compensation, or are otherwise not subject to the Excise Tax, and (iii) the value of any noncash benefits or any deferred payment or benefit shall be determined by the Auditor in accordance with the principles of sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, the Executive shall be deemed to pay federal income tax at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the Date of Termination (or if there is no Date of Termination, then the date on which the Gross-Up Payment is calculated for purposes of this Section 6.2), net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.

     In the event that the Excise Tax is finally determined to be less than the amount taken into account hereunder in calculating the Gross-Up Payment, the Executive shall repay to the Company within five (5) business days following the time that the amount of such reduction in the Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus that portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income and employment taxes imposed on the Gross-Up Payment being repaid by the Executive, to the extent that such repayment results in a reduction in the Excise Tax and a dollar-for-dollar reduction in the Executive's taxable income and wages for purposes of federal, state and local income and employment taxes, plus interest on the amount of such repayment at 120% of the rate provided in section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder in calculating the Gross-Up Payment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess (plus any interest, penalties or additions payable by the Executive with respect to such excess) within five (5) business days following the time that the amount of such excess is finally determined. The Executive, the Company shall each reasonably cooperate with the other in connection with any administrative or judicial proceedings concerning the existence or amount of liability for Excise Tax with respect to the Total Payments.

(f) Nonduplication of Benefits. Notwithstanding any of the foregoing, the benefits payable under this Section 6 shall not be duplicative of, and shall be reduced without further action by, any corresponding benefits paid or provided to the Executive under the Severance Agreement.

         7.  Full Settlement; Mitigation.

     The Company's obligation to make the payments provided for in this Agreement and otherwise to perform their obligations hereunder shall not be subject to any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts (including amounts for damages for breach) payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment.

         8.  Confidential Information.

     The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret, confidential information, knowledge or data relating to the Company or any of its affiliated companies and their respective businesses which shall have been obtained by the Executive during his employment by the Company or any of its affiliated companies and that shall not have been or now or hereafter have become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). The Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it.

         9.  Successors.

(a) Assignment by Executive. This Agreement is personal to the Executive and, without the prior written consent of the Company, shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

(b) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

(c) Assumption. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets thereof to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform this Agreement if no such succession had taken place. As used in this Agreement, the Company shall mean the Company as hereinbefore defined and any successor to its businesses and/or assets as aforesaid that assumes and agrees to perform this Agreement by operation of law, or otherwise.

         10.  Miscellaneous.

(a) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of Indiana, without reference to its principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended, modified, repealed, waived, extended or discharged except by an agreement in writing signed by the party against whom enforcement of such amendment, modification, repeal, waiver, extension or discharge is sought. No person, other than pursuant to a resolution of its Board of Directors (or a committee thereof), as the case may be, shall have authority on behalf of the Company to agree to amend, modify, repeal, waive, extend or discharge any provision of this Agreement or take any other action in respect thereto.

(b) Notices. All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return-receipt requested, postage prepaid, addressed, in the case of the Company, to the Company's headquarters and, in the case of the Executive, to the address on the signature page of this Agreement or, in either case, to such other address as any party shall have subsequently furnished to the other parties in writing. Notice and communications shall be effective when actually received by the addressee.

(c) Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

(d) Taxes. The Company may withhold from any amounts due and payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

(e) No Waiver. Any party's failure to insist upon strict compliance with any provision hereof or the failure to assert any right such party may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

(f) Entire Agreement; Survival. This Agreement entered into as of the date hereof among the Company and the Executive contains the entire agreement of the Executive and the Company or its predecessors or subsidiaries with respect to the subject matter of the Agreement, and all promises, representations, understandings, arrangements and prior agreements, other than the Severance Agreement, are merged into, and superseded by, the Agreement. Any provision hereof which by its terms applies in whole or part after a termination of the Executive's employment hereunder shall survive such termination.

     IN WITNESS WHEREOF, the Executive has executed this Agreement and, pursuant to due authorization from its Board of Directors, the Company has caused this Agreement to be executed, as of the day and year first above written.



                          CTS CORPORATION



                          By:             /S/ Jeannine M. Davis
                                          ---------------------
                                   Name:  Jeannine M. Davis
                                   Title: Executive  Vice President
                                   Administration and Secretary


                                           /S/ Donald K. Schwanz
                                           ---------------------
                                           DONALD K. SCHWANZ
                                  Address: 51297 Grand Oaks Ct.
                                           Granger, IN  46530

                                                               Exhibit (10) (b)



                              CONSULTING AGREEMENT

     This Agreement made between Joseph P. Walker (hereinafter "Consultant") and CTS Corporation, an Indiana corporation, (hereinafter "CTS") relating to consulting services to be performed for CTS in accordance with the following terms:

1. Term: Effective October 1, 2001, Consultant shall supply professional services to CTS for a three year period ending September 30, 2004. Consultant may, with or without cause, terminate this Agreement during its term upon a minimum of thirty (30) days written notice to CTS.

2. Scope of Consulting and Advisory Services: During the term of this Agreement, Consultant agrees to remain available on an irregular, part-time basis to render consulting and advisory services from time to time as requested by the Chief Executive officer of CTS.

3. Consultant's Fee: In consideration for consulting services, CTS shall pay to Consultant $250,000 for the first year, $175,000 for the second year and $125,000 for the third year, plus reimburse Consultant for necessary business expenses approved by CTS. Consulting fees will be paid in equal monthly installments. Invoices for expenses submitted by Consultant are due upon receipt by CTS.

4. Additional Consideration: As additional consideration for the consulting services, CTS agrees to provide to Consultant financial planning and tax preparation services comparable to those provided to him on his retirement date, during the term of this Agreement.

5. Office Space and Administrative Support: During the term of this Agreement, CTS will provide Consultant with office space and administrative support, at a cost not to exceed $750 per month.

6. Independent Contractual Relationship: Consultant agrees that this Consulting Agreement creates only an independent contractual relationship between the parties and does not establish an employment relationship or entitle Consultant to any of the benefits thereof.

7. Assignment of Patents: Consultant agrees to, and does hereby sell, assign and transfer to CTS Consultant's entire right, title and interest in and to all inventions, discoveries, trade secrets, shop rights, proprietary rights, improvements, processes, developments, methods, formulas and designs Consultant may invent, conceive, discover, develop or learn during, or in connection with, consulting and advisory services by Consultant for CTS. Consultant also agrees at any time, upon request and at the expense of CTS, to execute and deliver any and all documents and do all lawful acts considered necessary or desirable by CTS, to obtain letters patent in the United States Patent Office and in foreign countries, to establish, maintain, secure and publish title in CTS to said inventions, applications and letters patent, and to defend, establish or otherwise preserve the validity of said letters patent, against any and all infringes.

8. Confidential Information: Consultant shall at all times, both during the term of this Agreement and thereafter, hold inviolate and not, directly or indirectly, disclose, make, sell, make application for letters patent or publish any secret or confidential information or knowledge as to inventions, discoveries, trade secrets, shop rights, proprietary rights, improvements, processes, developments, methods, formulas and designs owned or used by CTS, whether invented, conceived, discovered, developed or learned by Consultant or obtained directly or indirectly from employees of CTS or submitted by any other person, firm or corporation to CTS unless authorized to do so in writing to CTS.

9. Agreement Not to Compete and Not to Hire: Consultant agrees that during the term of this Agreement Consultant will not engage in any business, either directly or indirectly, or through substantial ownership, that is competitive with CTS. Consultant also agrees not to hire or cause any other party to hire any employee of CTS.

10. Applicable Law and Assignability: This Agreement and all questions arising in connection therewith shall be governed by the laws of the State of Indiana. All rights, benefits and duties of CTS under this Agreement shall be transferable by CTS to its successors and assignees, and all covenants and agreements herein shall inure to the benefit of, and be enforceable by, or against, CTS' successors and assignees.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed this 28th day of September, 2001.

                                         CTS Corporation



                                         By: /S/ Donald K. Schwanz
                                         -------------------------
                                             Donald K. Schwanz



                                         CONSULTANT



                                         /S/ Joseph P. Walker
                                         --------------------
                                         Joseph P. Walker

                                                               Exhibit (10) (c)







                     CTS CORPORATION 2001 STOCK OPTION PLAN:
                             STOCK OPTION AGREEMENT


     THIS STOCK OPTION AGREEMENT (hereafter, "Agreement") made this 7th day of September, 2001, (hereinafter, "Option Date") by and between CTS Corporation, an Indiana corporation (hereinafter, "CTS"), and Joseph P. Walker.

     WHEREAS, CTS desires to recognize and reward Joseph P. Walker for the value he created at CTS during his tenure as Chief Executive Officer; and




                               W I T N E S S E T H

Section 1:  Option Grant

     CTS hereby grants to Joseph P. Walker the right and option to purchase all or any part of an aggregate of 50,000 shares of CTS Common Stock, without par value, on the terms and conditions set forth below (hereinafter the "Option").

Section 2:  Purchase Price

     The purchase price per share for CTS Common Stock subject to this Option shall be $17.15, the reported closing price per share on the New York Stock Exchange on September 7, 2001.

Section 3:  Option Exercise Period

     Except as provided in Section 6, this Option is not exercisable until one year after the Option Date. This Option is exercisable in three substantially equal cumulative annual installments commencing on September 7, 2002. This option and all rights hereunder shall expire on September 6, 2005.

Section 4:  Payment

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

Section 5:  Nontransferability of Option

     This Option may not be assigned or transferred by Joseph P. Walker other than by will or by the laws of descent and distribution, and is exercisable, during his lifetime, only by him. Any attempt by Joseph P. Walker to assign or transfer this Option will be null, void and without effect.

Section 6:  Death, Disability or Change of Control

     In the event of Joseph P. Walker's death or total and permanent disability (as defined in 22(e)(3) of Title 26 of the Internal Revenue Code), all unexercised and unexpired installments of this Option, vested and unvested, will immediately become exercisable in full and may be exercised any time before the Option expires.

     Upon a Change of Control of CTS Corporation, as defined herein, all unexercised and unexpired installments of this Option, vested and unvested, will immediately become exercisable in full and may be exercised any time before the Option expires. As used herein, Change of Control means the occurrence of any of the following events: (i) the attainment by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act ) (a "Person") of aggregate beneficial ownership (within the meaning of Rule 13d-2 of the Exchange Act) of 25% or more of the combined voting power of the then outstanding securities (the "Voting Stock") of CTS entitled to vote generally in the election of directors; provided, however, that for purposes of this Subsection (i), the following will not be deemed to result in a Change in
Control: (A) any acquisition directly from CTS that is approved by the Incumbent Board (defined below), (B) any acquisition by CTS and any change in the percentage ownership of Voting Stock of CTS that results from such acquisition,
(C) any acquisition by any employee benefit plan or related trust sponsored or maintained by CTS or any subsidiary of CTS, or (D) any acquisition by any Person pursuant to a Business Combination (defined below) that complies with clauses
(I), (II) and (III) of Subsection (iii) below; or (ii) individuals who, as of the effective date of the Plan constitute the Board of Directors of CTS (the "Incumbent Board") cease for any reason to constitute at least two-thirds of the Board of Directors of CTS; provided, however, that any individual becoming a director subsequent to the effective date of the Plan whose election, or nomination for election by CTS' shareholders, was approved by a vote of at least two-thirds of the directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of CTS in which such person is named as a nominee for director, without objection to such nomination) will be deemed to have been a member of the Incumbent Board, but excluding, for this purpose, any such individual becoming a director as a result of an actual or threatened election contest (within the meaning of Rule 14a-11 of the Exchange
Act) with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of CTS; or (iii) consummation of (A) a reorganization, merger or consolidation, or (B) a sale or other disposition of all or substantially all of the assets of CTS (such reorganization, merger, consolidation or sale each, a "Business Combination"), unless, in each case, immediately following such Business Combination, (I) all or substantially all of the individuals and entities who were the beneficial owners of Voting Stock of CTS immediately prior to such Business Combination beneficially own, directly or indirectly, more than two-thirds of the then outstanding shares of common stock and the combined voting power of the then outstanding Voting Stock of CTS entitled to vote generally in the election of directors of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns CTS, or all or substantially all of CTS' assets either directly or through one or more subsidiaries) in substantially the same proportions relative to each other as their ownership immediately prior to such Business Combination of the Voting Stock of CTS, (II) no individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange
Act) (other than CTS, such entity resulting from such Business Combination, or any employee benefit plan or related trust sponsored or maintained by CTS, any subsidiary of CTS or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 15% or more of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination, and (III) at least two-thirds of the members of the Board of Directors of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the CTS Board of Directors providing for such Business Combination; or (iv) approval by the shareholders of CTS of a complete liquidation or dissolution of CTS, except pursuant to a Business Combination that complies with clauses (I),
(II) and (III) of Subsection (iii) hereof.

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

Section 9:  Rights as Option Holder

     Joseph P. Walker has no rights as a shareholder of CTS with respect to shares subject to this Option until such shares are issued upon exercise.

Section 10:  Construction of this Agreement

     This Agreement is made pursuant to and will be construed, interpreted and governed by the laws of the State of Indiana without regard to the conflict of law provisions of any jurisdiction.

Section 11:  Severability

     If any provision of this Agreement is held to be invalid, illegal or unenforceable, that will not affect or impair, in any way, the validity, legality or enforceability of the remainder of this Agreement.

     IN WITNESS WHEREOF, Joseph P. Walker has signed this Stock Option Agreement, and CTS has caused this Stock Option Agreement to be signed by a duly authorized officer of CTS, as of the date first written above.


                                  /S/ Joseph P. Walker
                                  --------------------
                                Joseph P. Walker



                                 CTS CORPORATION

                                  By /S/ Jeannine M. Davis
                                  ------------------------
                                Jeannine M. Davis
                                  Executive Vice President
                                  Administration and Secretary

                                                              Exhibit (10) (d)







                     CTS CORPORATION 2001 STOCK OPTION PLAN:
                         EMPLOYEE STOCK OPTION AGREEMENT


     THIS EMPLOYEE STOCK OPTION AGREEMENT (hereafter, "Agreement") made this 1st day of October, 2001, (hereinafter, "Option Date") by and between CTS Corporation, an Indiana corporation (hereinafter, "CTS"), and Donald K. Schwanz, an employee of CTS or a subsidiary or division of CTS (hereinafter, "Employee").

         WHEREAS, CTS desires to create an additional incentive for the Employee to continue his or her services with CTS and to stimulate his or her interest in the growth and profitability of CTS, and

         WHEREAS, CTS desires to increase the Employee's personal participation in the success of CTS through the acquisition of an equity interest in CTS;

                               W I T N E S S E T H

Section 1:  Option Grant

         CTS hereby grants to the Employee the right and option to purchase all or any part of an aggregate of 100,000 shares of CTS Common Stock, without par value, on the terms and conditions set forth below (hereinafter the "Option").

Section 2:  Purchase Price

         The purchase price per share for CTS Common Stock subject to this Option shall be $14.02, the reported closing price per share on the New York Stock Exchange on the date this Option is granted.

Section 3:  Option Exercise Period

         Except as provided in Section 6, this Option is not exercisable until one year after the Option Date. This Option will become exercisable as follows:
33,333 shares on October 1, 2005; 33,333 shares on October 1, 2006 and 33,334 shares on October 1, 2007. This option and all rights hereunder shall expire on September 30, 2011.

Section 4:  Payment

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

Section 5:  Nontransferability of Option

         This Option may not be assigned or transferred by the Employee other than by will or by the laws of descent and distribution, and is exercisable, during the Employee's lifetime, only by him or her. Any attempt by the Employee to assign or transfer this Option will be null, void and without effect.

Section 6:  Separation from Employment or Change of Control

         In the event of the termination of employment of the Employee with CTS due to Employee's qualified retirement (as used herein, a qualified retirement means that Employee's date of termination occurs after completing at least five years of service and attaining age 62), he may exercise the Option only to the extent permitted by the Option terms on the date of retirement, any time before the Option expires. All shares subject to this Option which are not exercisable as of the Employee's date of termination will be canceled.

         In the event of the termination of employment of the Employee with CTS for any reason other than qualified retirement, he may exercise the Option only to the extent permitted by the Option terms on the date of termination, and only within the three month period immediately following Employee's date of termination. All shares subject to this Option which are not exercisable as of the Employee's date of termination will be canceled.

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

Section 10:  Consideration for Option

         In consideration for the grant of this Option, Employee acknowledges and agrees as follows:

         Option gain and unexercised options will be forfeited if Employee engages in certain activities. If, at any time within one year after termination of Employee's employment with CTS, Employee engages in any activity in competition with any activity of CTS, or contrary or harmful to the interests of CTS, including, but not limited to: (i) accepting employment with or serving as a consultant, advisor or in any other capacity to an employer that is in competition with or acting against the interests of CTS, including employing or recruiting any present, former or future employee of CTS; or (ii) disclosing or misusing any confidential information or material concerning CTS or relating to any of its businesses, then (A) this Option shall terminate effective on the date on which Employee enters into such activity, unless terminated sooner by operation of another term or condition of this Option, or the Plan, and (B) any option gain realized by Employee from any exercise of this Option, during the six month period prior to the termination of Employee's employment with CTS or after Employee's employment with CTS ends, shall be paid by Employee to CTS.

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



                               by: /S/ Donald K. Schwanz
                               ---------------------
                                   Donald K. Schwanz

                                 CTS CORPORATION



                               by: /S/ Jeannine M. Davis
                               -------------------------
                                Jeannine M. Davis
                                  Executive Vice President
                                  Administration and Secretary

                                                              Exhibit (10) (e)




                                     AMENDED

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

     (b) two years after the termination of the Optionee's employment with the Corporation by reason of his or her death;

     (c) two years after the voluntary termination by the Optionee of his employment with the Corporation for any reason or the termination by the Corporation of the Optionee's employment with the Corporation for any reason other than Cause, or

     (d) ten years after the Date of Grant, if the Optionee remains in continuous employment with the Corporation during that ten-year period.

                  As used herein, "Cause" means that the Optionee:

(i) has been convicted of a criminal violation involving fraud, embezzlement or theft in connection with his or her duties or in the course of his or her employment with the Corporation; or

(ii) has intentionally and wrongfully disclosed secret processes, trade secrets or confidential information of the Corporation;

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

9. Withholding Taxes. To the extent that the Corporation is required to withhold any federal, state, local or foreign taxes in connection with any benefit realized by the Optionee under this Agreement, and the amounts otherwise available to the Corporation for such withholding are insufficient, it shall be a condition to the realization of any such benefit that the Optionee make arrangements satisfactory to the Corporation for payment of the balance of any taxes required to be withheld. Subject to applicable law, any such arrangements may without limitation include voluntary or mandatory relinquishment of a portion of any such benefit or the surrender of outstanding Common Shares. The Corporation and the Optionee may also make similar arrangements with respect to the payment of taxes on which withholding is not required.

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

11. Severability. In the event that one or more of the provision of this Agreement may be invalidated for any reason by a court, any provision so invalidated will be deemed to be separable from the other provisions hereof, and the remaining provisions hereof will continue to be valid and fully enforceable.

12. Governing Law. This Agreement is made under, and will be construed in accordance with, the laws of the State of Indiana, without giving effect to the principle of conflict of laws of such State.

          This Amended Agreement is executed by the Corporation on this 7th day of September, 2001.

                                         CTS CORPORATION



                                         By: /S/ Joseph P. Walker
                                         ------------------------



     The undersigned Optionee hereby acknowledges receipt of an executed original of this Amended Agreement and accepts the Option granted hereunder, subject to the terms and conditions hereinabove set forth.




                                          /S/ Jeannine M. Davis
                                          ---------------------
                                          Optionee

                                             Date: 9/7/01

                                                       Exhibit (10) (f)



                               SEVERANCE AGREEMENT

         This Severance Agreement ("Agreement") is made and entered into this _____ day of _______, 2001, by and between CTS Corporation, an Indiana Corporation ("CTS") and ______________________________ ("Executive").

                  WHEREAS, Executive is employed by CTS in a senior management position; and

                  WHEREAS, the parties desire to memorialize their agreement regarding Executive's post-employment salary continuation under various circumstances.

                  NOW, THEREFORE, in consideration of the foregoing and the covenants and agreements of the parties herein contained, the parties agree as follows:

1. If Executive' employment with CTS is terminated for any reason other than death, disability, voluntary termination by Executive or for cause by CTS, then for a period of __________ months beginning on the date of termination ("Salary Continuation Period", Executive will continue to receive his or her salary as in effect on the date of termination, the same to be paid according to the regular pay schedule for CTS exempt-salaried employees; provided, however, that Executive' salary will be permanently discontinued if, at any time during the Salary Continuation Period, the Board of Directors or Chief Executive Officer determines that Executive has engaged in any activity in competition with any activity of CTS or contrary or harmful to the interests of CTS, including, but not limited to: (i) accepting employment with or serving as a consultant, advisor or in any other capacity to an employer that is in competition with or acting against the interests of CTS, including employing or recruiting any present, former or future employee of CTS; or (ii) disclosing or misusing any confidential information or material concerning CTS or relating to any of its business. "Cause" means an act or failure to act determined by the Board of Directors or the Chief Executive Officer to be in violation of Company policy or materially detrimental to the interests of CTS or any of its subsidiaries.

2. This Agreement will terminate and be of no further effect if Executive' employment with CTS is terminated as a result of Executive' death, disability or voluntary termination or by CTS for cause.

3. This Agreement shall not affect any other agreements between the Executive and CTS pertaining to confidentiality of information, assignment of patents, stock options, indemnification, change of control of CTS, or any other subject.

4. This Agreement may be assigned by CTS to its successors and shall be binding upon its successors. Executive may not assign this Agreement.

5. This Agreement cannot be modified orally. All modifications to this Agreement must be in a written agreement, signed by the party against whom enforcement of any waiver, change, extension or discharge is sought.

6. This Agreement and all questions arising in connection herewith shall be governed by the laws of the State of Indiana, with venue in any court of competent jurisdiction located in the State of Indiana.



                                          CTS CORPORATION


                                          By: __________________________
                                              Donald K. Schwanz
                                              President & CEO


                                              EXECUTIVE:


                                              ------------------------------