Form 10-K
period 2001-12-31
CTS CORP
filed 2002-03-18
CIK 26058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For Fiscal Year Ended December 31, 2001
                                                         OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         Commission File Number:  1-4639
                                 CTS CORPORATION
                                ---------------
             (Exact name of registrant as specified in its charter)

             Indiana                                      35-0225010
             -------                                      ----------
   (State or other jurisdiction of                 (IRS Employer Identifi-
    incorporation or organization)                     cation Number)

   905 West Boulevard North, Elkhart, Indiana               46514
   ------------------------------------------             ----------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: 574-293-7511

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes    X          No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

There were 33,053,386 shares of Common Stock, without par value, outstanding on March 14, 2002. The aggregate market value of the voting stock held by non-affiliates of CTS Corporation was approximately $461.0 million on March
14, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Company's 2001 Annual Report are incorporated herein by reference in Parts 1 and 2.

         (2) Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on May 1, 2002, are incorporated by reference in Part 3.

                                     PART 1

Item 1.  Business
-------  --------

CTS Corporation is a global electronic components and electronic assemblies manufacturer. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. The principal executive offices are located in Elkhart, Indiana. CTS maintains a website at http://www.ctscorp.com.

CTS Corporation designs, manufactures, assembles and sells a broad line of electronic components and custom electronic assemblies primarily for the communications, computer and automotive markets. CTS operates manufacturing facilities located throughout North America, Asia and Europe. Our product lines serve major markets globally, focused primarily on the needs of original equipment manufacturers (OEMs). Sales and marketing is accomplished through CTS sales engineers, independent manufacturers' representatives and distributors.

                 BUSINESS SEGMENTS AND PRODUCTS BY MAJOR MARKET
                 ----------------------------------------------

CTS has two reportable business segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies.

Electronic components consist principally of:

o quartz crystals and oscillators and ceramic filters used in cellular handsets, and public infrastructure and networking for the communications market;

o        automotive sensors and actuators used in the automotive market;

o        ClearONE(TM) terminators used in the computer market; and

o potentiometers, resistor networks and switches used to serve multiple markets.

Electronic assemblies are combinations of electronic components or electronic and mechanical components which, apart from the assembly, may themselves be marketed as separate, stand-alone products. These assemblies represent completed, higher-level functional products to be used in customer end products or assemblies. These products consist principally of:

o interconnect products such as integrated interconnect systems and backpanels used in mass data storage systems, internet access systems and network servers within the computer market, and base station infrastructure equipment within the communications market;

o        Radio frequency (RF) integrated modules used in cellular handsets;

o pointing sticks/cursor controls for personal computers for the computer market; and

o low temperature cofired ceramics (LTCC) for applications such as global positioning system (GPS) devices and Bluetooth communications products for the communications market.

Products within each business segment are principally sold into three major OEM markets: 1) communications, 2) computer and 3) automotive. Other smaller markets include OEM customers in consumer electronics, instruments and controls and defense/aerospace.

The following table provides a breakdown of net sales by business segment and market as a percent of consolidated net sales:

                                  Electronic Components   Electronic Assemblies


Markets                           2001   2000   1999      2001   2000   1999
Communications                    26%     37%   45%        17%    15%    10%
Computer                           3%     5%     5%        28%    22%    13%
Automotive                        20%     15%   19%        --     --     --
Other                              5%      5%    6%        1%      1%    2%
Net Sales by Segment as a %       54%     62%   75%        46%    38%    25%
of Consolidated Net Sales

Net sales to external customers, operating earnings and total assets by segment, and net sales and long- lived assets by geographic area, are contained in Note K, "Business Segments" appearing in the financial statements as noted in the Index appearing under Item 14 (a) (1) and (2).

Factors negatively affecting the communications, computer and automotive industries and the demand for their products, including the current economic slowdown, also negatively affect our business. Any adverse occurrence that results in a significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could have a material adverse effect on our business, financial condition and results of operations.

The following table identifies major products by their business segment and markets. Many products are sold into several OEM markets.




       Product                   Communications  Computer  Automotive    Other
     Description                     Market       Market     Market     Markets
     -----------                     ------       ------     ------     -------

Electronic Components:
Ceramic Filters                         o
Quartz Crystals, Clock and
Precision Oscillators                   o            o                     o
Automotive Sensors                                              o
Resistor Networks                       o            o          o          o
ClearONE(TM) Terminators                o            o
DIP Switches and
Potentiometers                          o            o          o          o
Actuators                                                       o

Electronic Assemblies:
Integrated Interconnect Systems
and Backpanels                          o            o                     o
RF Integrated Modules                   o
Pointing Sticks/Cursor Controls                      o                     o
Low Temperature Cofired
Ceramics (LTCC)                         o

                           MARKETING AND DISTRIBUTION
                           --------------------------

CTS sales engineers and manufacturers' representatives sell both electronic components and electronic assemblies to OEMs. CTS maintains sales offices in China, Hong Kong, Japan, Korea, Scotland, Singapore, Taiwan and the United States. Approximately 63% of 2001 total sales were attributable to coverage by CTS sales engineers. CTS sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing and developing products to meet specific customer requirements.

CTS utilizes the services of independent manufacturers' representatives and distributors in the United States and other countries for customers not serviced directly by CTS sales engineers for both of its business segments. Independent manufacturers' representatives receive commissions from CTS. During 2001, approximately 33% of net sales were attributable to coverage by independent manufacturers' representatives. Additionally, independent distributors purchase products from CTS for resale to customers. In 2001, independent distributors and/or dealers accounted for approximately 4% of net sales.

The following table summarizes marketing and distribution methods utilized by business segment and for consolidated CTS.

                                           Electronic   Electronic  Consolidated
                                           Components   Assemblies     Net Sales
                                           ----------   ----------     ---------

CTS sales engineers                               70%          55%          63%
Independent manufacturers' representatives        24%          44%          33%
Independent distributors                           6%           1%           4%
                                                 100%         100%         100%



                                  RAW MATERIALS
                                  -------------


CTS utilizes a wide variety of raw materials in its manufacturing processes. Shown below are the most significant raw materials, segregated by business segment:

    Electronic assemblies: steel, copper, precious metals, resistive and conductive inks, passive electronic components and semiconductors and ceramic materials.

    Electronic components: steel, copper, brass, aluminum, precious metals, resistive and conductive inks, piezoceramics, passive electronic components and semiconductors, ceramic materials, synthetic quartz and molding compounds.

These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe it is dependent upon one or a limited number of vendors. Although CTS purchases all of its semiconductors from a limited number of vendors, alternative sources are available. In 2001, substantially all of these materials were available in adequate quantities to meet CTS' production demands.

CTS does not currently anticipate any raw material shortages which would slow production. However, the lead times between the placement of orders for certain raw materials and actual delivery to CTS may vary, and occasionally might require CTS to order raw materials in greater quantities and at higher prices than optimal to compensate for the variability of lead times for delivery.

Precious metal prices may have a significant effect on the cost and selling price of many CTS products, particularly some ceramic filters, sensors, resistor networks, switches, backpanels and integrated interconnect systems. At December 31, 2001, CTS had forward contracts in place to mitigate the risk of market price fluctuations of palladium, one of the precious metals used in its manufacturing process. See also Note A, "Summary of Significant Accounting Policies - Financial Instruments," appearing in the financial statements as noted in the Index appearing under Item 14 (a) (1) and (2).


                                 WORKING CAPITAL
                                 ---------------

Working capital requirements are generally dependent on the overall level of business activities. During 2001, consolidated working capital decreased to $46.8 million, primarily due to the decrease in accounts receivable and inventories and the increase in current maturities of long-term debt. These decreases were partially offset by decreases in accounts payable and accruals and increases in the current deferred tax asset. Changes in CTS' cash position during 2001 are shown in the "Consolidated Statement of Cash Flows" as noted in the Index appearing under Item 14 (a) (1) and (2).

CTS does not usually buy inventories or manufacture products without actual or reasonably anticipated customer orders, except for some standard, off-the-shelf distributor products. CTS is not generally required to carry significant amounts of inventory in anticipation of rapid delivery requirements because most customer orders are custom built. CTS has "just-in-time" arrangements with certain major customers and vendors to efficiently meet delivery requirements.

CTS carries raw materials, including certain semiconductors, work-in-process and finished goods inventories which are unique to particular customers. In the event of reductions or cancellations of orders, some inventories may not be useable or returnable to vendors for credit. CTS generally imposes charges for the reduction or cancellation of orders by customers, and these charges are usually sufficient to cover a significant portion of the financial exposure of CTS for inventories which are unique to a customer. CTS does not customarily grant special return or payment privileges to customers. CTS' working capital requirements and businesses are generally neither cyclical nor seasonal.


                        PATENTS, TRADEMARKS AND LICENSES
                        --------------------------------


CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS believes its success is not materially dependent on the existence or duration of any patent, group of patents or trademarks. CTS has in excess of 350 U.S. patents with hundreds of non-U.S. counterpart patents.

 CTS licenses the right to manufacture several electronic products to companies in the United States and non-U.S. countries. In 2001, license and royalty income was less than 1% of net sales. CTS believes its success is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.

                                 MAJOR CUSTOMERS
                                 ---------------

 CTS' 15 largest customers represented 75% of net sales in 2001 and 2000, and 71% of net sales in 1999. Sales to Compaq Computer Corporation (Compaq) amounted to 28% of net sales in 2001, 21% of net sales in 2000 and 11% of net sales in 1999. Sales to Motorola, Inc., (Motorola) accounted for 17% of net sales in 2001, 21% of net sales in 2000 and 23% of net sales in 1999.

 Electronic components business segment revenues from Motorola represent $44.6 million, or 14%, $118.8 million, or 22% and $141.5 million, or 28%, of the segment's revenue for the year ended December 31, 2001, 2000 and 1999, respectively. Electronic assemblies business segment revenues from Compaq represent $160.6 million, or 61%, $177.9 million, or 54%, and $72.0 million, or 42%, of the segment's revenue for the year ended December 31, 2001, 2000 and 1999, respectively, and from Motorola represented $50.5, or 19%, and $65.8, or 20%, for the year ended December 31, 2001 and 2000, respectively.

 We expect to continue to depend on sales to our major customers. Some of our customers are increasingly outsourcing their purchasing activities, with the result that a greater emphasis is being placed on cost while maintaining an emphasis on quality. Since it is difficult to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of orders with us in the future. If one or more of our customers were to become insolvent or otherwise unable to pay for our products, our operating results and financial condition could be adversely affected.


                                  ORDER BACKLOG
                                  -------------

 Order backlog may not provide an accurate indication of present or future revenue levels for CTS. For many electronic components and electronic assemblies, the period between receipt of orders and expected delivery is relatively short. Additionally, large orders from major customers may include backlog covering an extended period of time. Production scheduling and delivery for these orders could be changed or canceled by the customer on relatively short notice.

 The following table shows order backlog by segment and in total as of February 24, 2002 and February 25, 2001.


                               February 24, 2002       February 25, 2001
                               -----------------       -----------------
                                                       ($ in millions)

 Electronic Components                       $52                    $120
 Electronic Assemblies                       $18                   $  30

      Total                                  $70                    $150

 This decrease is largely the result of softening market conditions and a conservative ordering pattern by many customers, including short-term and small quantity orders. Order backlog at the end of February 2002 will generally be filled during the 2002 fiscal year.


                              GOVERNMENT CONTRACTS
                              --------------------

 CTS estimates under 1% of its net sales are associated with purchases by the government.


                                   COMPETITION
                                   -----------

 In the electronic components segment, CTS competes with many U.S. and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery and service. Most CTS product lines encounter significant global competition. The number of significant competitors varies from product line to product line. No one competitor competes with CTS in every product line, but many competitors are larger and more diversified than CTS. Some competitors are divisions or affiliates of CTS' customers.

 In the electronic assemblies segment, CTS competes with a number of well-established U.S. and non-U.S. manufacturers on the basis of product features, price, technology, quality, reliability, delivery and service in the markets in which we participate. Most CTS product lines encounter significant global competition. Some of our competitors have greater manufacturing and financial resources. However, we generally do not pursue extremely high volume, highly price sensitive business, as do some of our major competitors. Some competitors are divisions or affiliates of CTS' customers.

 In both the electronic components and electronic assemblies business segments, some customers have reduced or plan to reduce their number of suppliers, while increasing the volume of their purchases. Most customers are demanding higher quality, reliability and delivery standards from CTS as well as competitors. These trends create opportunities for CTS, but also increase the risk of loss of business to competitors. CTS is subject to competitive risks which are the nature of the electronics industry including short product life cycles and technical obsolescence.

 CTS believes it competes most successfully in custom products manufactured to meet specific applications of major OEMs.

                           NON-U.S. REVENUES AND RISKS
                           ---------------------------

 In 2001, 57% of net sales to external customers originated from non-U.S. operations compared to 52% in 2000 and 53% in 1999. At December 31, 2001, approximately 41% of total CTS assets were located at non-U.S. operations compared to 36% of total CTS assets at the end of 2000. A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated. CTS believes the business risks to its non-U.S. operations, though substantial, are normal risks for non-U.S. businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. CTS' non-U.S. manufacturing facilities are located in Canada, China, Mexico, Scotland, Singapore and Taiwan.

 Net sales to external customers originating from non-U.S. operations for the electronic components segment were $179.4 million in 2001 compared to $305.4 in 2000, and $280.4 million in 1999. Net sales to external customers originating from non-U.S. operations for the electronic assemblies segment were $151.6 million in 2001 compared to $146.6 in 2000, and $78.0 million in 1999. Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales to external customers and long-lived assets by geographic area, is contained in Note K, "Business Segments," appearing in the financial statements as noted in the Index appearing under Item 14(a) (1) and (2).


                       RESEARCH AND DEVELOPMENT ACTIVITIES
                       -----------------------------------

In 2001, 2000 and 1999, CTS spent $32.8, $32.6 and $25.3 million, respectively, for research and development. CTS believes a strong commitment to research and development is required for future growth. Most CTS research and development activities relate to developing new products and technologies, improving product flow and adding product value to meet the current and future needs of its customers. CTS employs approximately 650 engineers and technicians who are specifically assigned to the development of new materials, new processes and innovative products. CTS provides its customers with full systems support to ensure quality and reliability through all phases of design, launch and manufacturing to meet or exceed customer requirements. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers. CTS expenses all research and development costs as incurred.

                                    EMPLOYEES
                                    ---------

 CTS employed 5,837 people at December 31, 2001, and 69% of these people were employed outside the United States. Approximately 270 CTS employees at one location in the United States were covered by collective bargaining agreements as of December 31, 2001. One agreement will expire in 2003 and the other will expire in 2005. CTS employed 9,060 people at December 31, 2000.

 As discussed in Note B, "Restructuring and Impairment Charges," appearing in the financial statements as noted in the Index appearing under Item 14 (a) (1) and (2), the Company expects further reductions in its workforce in 2002, as it completes its restructuring actions initiated in 2001.

                             ADDITIONAL INFORMATION
                             ----------------------

 Exhibit 99(a) hereto contains an updated description of CTS' capital stock. This exhibit, which is incorporated herein by reference, updates and supersedes the description of CTS' capital stock in CTS prospectuses related to CTS' active registration statements listed in Exhibit 23 hereto.

 Exhibit 99(b) hereto contains updated risk factors applicable to CTS' business and an investment in CTS securities. This exhibit, which is incorporated herein by reference, describes some of the factors that may cause actual results to differ materially from the forward-looking statements made herein and in the documents incorporated by reference herein. In addition, this exhibit updates and supersedes the descriptions of risk factors in CTS' prospectuses related to CTS' active registration statements listed in Exhibit 23 hereto.

 Item 2. Properties
 ------------------

 As of March 18, 2002, CTS has manufacturing facilities, administrative, research and development and sales offices in the following locations:



                                              Square           Owned/
 Manufacturing Facilities                     Footage           Leased           Business Segment
 Albuquerque, New Mexico                      267,000          Owned (1)         Electronic Components
 Berne, Indiana                               249,000          Owned (2)         Electronic Components
                                                                                   and Electronic Assemblies
 Burbank, California                            9,200          Owned (2)         Electronic Components
 Burbank, California                            4,850          Leased            Electronic Components
 Carlisle, Pennsylvania (3)                    94,000          Leased            Electronic Components
 Dongguan, China                               23,000          Leased            Electronic Components
 Elkhart, Indiana                             319,000          Owned (2)         Electronic Components
 Glasgow, Scotland                             75,000          Owned             Electronic Components
 Glasgow, Scotland                             20,000          Leased               and Electronic Assemblies
 Glasgow, Scotland                             37,000          Leased            Electronic Assemblies
 Kaohsiung, Taiwan                            133,000          Owned             Electronic Components
 Londonderry, New Hampshire                    83,000          Leased            Electronic Assemblies
 Matamoros, Mexico                             51,000          Owned             Electronic Components
                                                                                    and Electronic Assemblies
 Sandwich, Illinois (3)                        94,000          Owned (2)         Electronic Components
 Singapore                                    159,000          Owned (4)         Electronic Components
                                                                                    and Electronic Assemblies
 Streetsville, Ontario, Canada                112,000          Owned             Electronic Components
 Tianjin, China                               210,000          Owned (5)         Electronic Components
                                                                                    and Electronic Assemblies
 West Lafayette, Indiana                      106,000          Owned (2)         Electronic Assemblies
                                            ---------
 Total Manufacturing                        2,046,050
                                            =========

 (1) The land and buildings are collateral for certain industrial revenue bonds.
 (2) The land and buildings are collateral for the term loans and the revolving credit agreement.
 (3) CTS has announced that it intends to shut down these facilities as part of its restructuring activities.
 (4) Ground lease through 2039; restrictions on use and transfer apply.
 (5) Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.





                                                               Square           Owned/
 Non-Manufacturing Facilities                  Footage         Leased           Description
 ----------------------------                  -------         ------           -----------
 Baldwin, Wisconsin (1)                         39,000         Owned (2)         Held for Sale
 Bloomingdale, Illinois                        110,000         Leased            Administrative Offices and
                                                                                 Research
 Brownsville, Texas                             85,000         Owned (2)         Warehousing Facility
 Chung-Li, Taiwan                               29,000         Leased            Administrative Offices and
                                                                                 Research
 Elkhart, Indiana                               93,000         Owned (2)         Administrative Offices & Research
 Kowloon, Hong Kong                                600         Leased            Sales Office
 Longtan, Taiwan (1)                           280,000         Owned             Held for Sale
 New Hartford, Connecticut (1)                 212,000         Owned (2)         Held for Sale
 Seoul, Korea                                    4,300         Leased            Sales Office
 Southfield, Michigan                            1,700         Leased            Sales Office
 Taipei, Taiwan                                  1,250         Leased            Sales Office
 Yokohama, Japan                                 1,400         Leased            Sales Office

 (1) Facility was held for sale at December 31, 2001.
 (2) The land and buildings are collateral for the term loans and the revolving credit agreements.

 All non-manufacturing facilities are used by both the electronic components and the electronic assemblies segments.

 CTS regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor and location to its markets and major customers. Management believes the Company's manufacturing facilities are suitable and adequate, and have sufficient capacity to meet its current needs. The extent of utilization varies from plant to plant and with general economic conditions. CTS also reviews the operating costs of its facilities and may from time-to-time relocate or move a portion of its manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow.

 As indicated in the footnotes to the tables above, CTS has decided to close or sell a number of its facilities. See also Note B, "Restructuring and Impairment Charges," and Note E, "Assets Held for Sale," appearing in the financial statements as noted in the Index appearing under Item 14 (a) (1) and (2).

 Item 3. Legal Proceedings
 -------------------------

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


 Item 4.  Submission of Matters to a Vote of Security Holders
 -------  ---------------------------------------------------

 During the fourth quarter of 2001, no matter was submitted to a vote of CTS security holders.


                                     PART 2

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
 -----------------------------------------------------------------------------

 The principal market for CTS common stock is the New York Stock Exchange using the symbol "CTS." Quarterly market high and low trading prices for CTS Common Stock for each quarter of the past two years and the amount of dividends declared during the previous two years can be located in "Shareholder Information," appearing in the 2001 Annual Report to Shareholders, portions of which are filed herewith as Exhibit (13) and are incorporated herein by reference ("2001 Annual Report"). On March 14, 2002, there were approximately 1,596 CTS common shareholders of record.

 CTS' current practice is to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. Our credit agreement limits our ability to pay dividends, but permits us to continue to pay quarterly dividends at the rate of $0.03 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS and any other factors considered relevant by the Board of Directors.


Item 6. Selected Financial Data
-------------------------------

 A summary of selected financial data for CTS for each of the previous five years is contained in the "Five-Year Summary," included in the 2001 Annual Report and incorporated herein by reference.

 Certain acquisitions, divestitures, closures of operations or product lines and certain accounting reclassifications affect the comparability of information contained in the "Five-Year Summary."

 Item 7. Management's Discussion and Analysis of Financial Condition and
 -----------------------------------------------------------------------
 Results of Operations
 ---------------------

 Information about results of operations, liquidity and capital resources for the three previous fiscal years, is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1999-2001)," included in the 2001 Annual Report and incorporated herein by reference.


 Item 7A. Quantitative and Qualitative Disclosures About Market Risk
 -------------------------------------------------------------------

 A discussion of market risk for CTS is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations (1999-2001)," included in the 2001 Annual Report and incorporated herein by reference and in Note A, "Summary of Significant Accounting Policies - Financial Instruments" of the financial statements as noted in the Index appearing under item 14 (a) (1) and (2).


 Item 8. Financial Statements and Supplementary Data
 ---------------------------------------------------

 Consolidated financial statements, meeting the requirements of Regulation S-X, the Report of Independent Accountants, and "Quarterly Results of Operations" and "Per Share Data" appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 14 (a)(1) and (2), and included in the 2001 Annual Report.


 Item 9. Changes in and Disagreements with Accountants on Accounting and
 -----------------------------------------------------------------------
 Financial Disclosure
 --------------------

 None.

                                     PART 3

 Item 10.  Directors and Executive Officers of the Registrant
 --------  --------------------------------------------------

Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained in the 2002 Proxy Statement under the caption "Item 1. - Election of Directors" filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2002 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 18, 2001, or appointed as indicated in "Brief History of Officers." They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on May 1, 2002, at which time the election of officers will be considered again by the Board of Directors.

                                LIST OF OFFICERS
                                ----------------

 Name                       Age       Position and Offices
 ----                       ---       --------------------

 Donald K. Schwanz          57        Chairman of the Board
                                        and Chief Executive Officer
 Donald R. Schroeder        53        Executive Vice President
                                        and Chief Technology Officer
 Philip G. Semprevio        51        Executive Vice President
 Vinod M. Khilnani          49        Senior Vice President and Chief
                                        Financial Officer
 H. Tyler Buchanan          50        Senior Vice President
 James L. Cummins           47        Senior Vice President
                                        Administration
 Richard G. Cutter          55        Vice President, General Counsel
                                         and Secretary
 George T. Newhart          59        Vice President Investor Relations
 Matthew W. Long            40        Assistant Treasurer


                            BRIEF HISTORY OF OFFICERS
                            -------------------------

Donald K. Schwanz was appointed President and Chief Executive Officer, effective September 30, 2001. Mr. Schwanz was appointed Chairman of the Board of Directors on January 1, 2002. In January 2001, Mr. Schwanz was elected President and Chief Operating Officer. Prior to joining CTS in January 2001, he was President of the Industrial Control Business at Honeywell, Inc. since 1999, and had been with Honeywell, an aerospace company, since 1979, with positions of increasing responsibility.

Donald R. Schroeder was elected Executive Vice President and Chief Technology Officer, effective December 20, 2000. From February 2000 to December 2000, Mr. Schroeder served as Vice President Business Development and Chief Technology Officer. From 1995 to January 2000, Mr. Schroeder served as Vice President Sales and Marketing.

Philip G. Semprevio was elected Executive Vice President, effective June 29, 1999. From 1998 to June 1999, Mr. Semprevio served as Group Vice President. Prior to his joining CTS, he served as President, Justrite Manufacturing Company, LLC, a manufacturer of hazardous waste storage products and a subsidiary of Federal Signal Corporation from 1987 to 1994. Mr. Semprevio served as Vice President and General Manager of CTS' Electrocomponents operating unit from 1990-1994.

Vinod M. Khilnani was appointed Senior Vice President and Chief Financial Officer, effective May 7, 2001. Prior to joining CTS, Mr. Khilnani was Vice President and Chief Financial Officer at Simpson Industries, Inc. from 1997 to December 2000, and was appointed Vice President and Corporate Controller of Metaldyne Corporation, a $2.5 billion automotive components company created through the merger of Simpson Industries and Masco Tech, in December 2000.

H. Tyler Buchanan was elected Senior Vice President, effective December 31, 2001. Prior to this, Mr. Buchanan was Vice President since August 2000, and Vice President and General Manager, CTS Automotive Products. He has held positions of varying responsibility with CTS since 1977.

James L. Cummins was appointed Senior Vice President Administration, effective December 31, 2001. Prior to this appointment, Mr. Cummins was Vice President Human Resources since 1994. From 1991 - 1994, he served as Director of Human Resources for CTS Corporation.

Richard G. Cutter, III, was appointed Vice President General Counsel and Secretary on December 31, 2001. Prior to this appointment, Mr. Cutter was Vice President and Assistant Secretary since August 2000, and General Counsel since January 2000. Prior to joining CTS, he was General Counsel with General Electric
- Silicones, a global manufacturer of silicone based raw materials.

George T. Newhart was appointed Vice President Investor Relations on December 8, 2000. Prior to this appointment, Mr. Newhart served as Vice President and Corporate Controller since 1998, and he served as Corporate Controller from 1989-1998.

Matthew W. Long was appointed Assistant Treasurer on December 18, 2000. Mr. Long was Corporate Controller for Morgan Drive Away, Inc., a transportation services company, from July through December 2000. Prior to this, he served as Controller with CTS' Electrocomponents operating unit and as Corporate External Financial Accounting Manager from 1996 - July 2000.


 Item 11. Executive Compensation
 -------------------------------

Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 2002 Proxy Statement under the captions "Director Compensation" and "Executive Compensation" filed with the Securities and Exchange Commission and is incorporated herein by reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management
 -----------------------------------------------------------------------

 Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 2002 Proxy Statement under the caption "Stock Ownership Information" and "Directors' and Officers' Stock Ownership," filed with the Securities and Exchange Commission, and is incorporated herein by reference.

 Item 13. Certain Relationships and Related Transactions
 -------------------------------------------------------

 None.

                                     PART 4

 Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

 The list of financial statements and schedules required by Item 14 (a) (1) and
 (2) is contained on page S- 1 herein.

 (a) (3)   Exhibits

 All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10- K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

         (3)(i) Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

         (3)(ii) Bylaws, (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

         (10)(a) Employment Agreement, dated as of September 7, 2001, between the Company and Donald K. Schwanz (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 5, 2001).

         (10)(b) Prototype officers and directors' indemnification agreement (incorporated by reference to Exhibit (10) (g) to the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on March 21, 1996).

         (10)(c)     CTS Corporation 1988 Restricted Stock and Cash Bonus
                     Plan, approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).

         (10)(d) CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997, (incorporated by reference to Exhibit 10(f) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12,
                     1997).

         (10)(e) CTS Corporation 1997 Stock Option Agreements approved by the shareholders on October 16, 1997, incorporated by reference to Exhibit (10)(l) to the Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.

         (10)(f) CTS Corporation 2001 Stock Option Plan, approved by the shareholders on March 9, 2001 (incorporated by reference to Exhibit (10)(c) to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, filed with the Commission on April 27, 2001).

         (10)(g) Asset Sale Agreement dated December 22, 1998, and Earnout Exhibit thereto between CTS Wireless Components, Inc. and Motorola, Inc., under which CTS Wireless Components, Inc. acquired the assets of Motorola's Components Products Division, (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on February 25, 1999).

         (10)(h) Third Amended and Restated Credit Agreement effective December 20, 2001, and related Security and Pledge Agreements, filed herewith.

         (10)(i)     Rights Agreement between CTS Corporation and State
                     Street Bank and Trust Company dated August 28, 1998, incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Commission on September 1, 1998.

         (10)(j)     CTS Corporation Stock Retirement Plan for
                     Non-Employee Directors, effective April 30, 1990, filed herewith.

         (10)(k) Prototype Severance Agreement between CTS Corporation and its officers, general managers and managing directors, incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 9, 2001.

         (10)(l) CTS Corporation Executive Deferred Compensation Plan, effective September 14, 2000, incorporated by reference to Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 9, 2001.

         (13) Portions of the 2001 Annual Report to shareholders incorporated herein, filed herewith.

         (21)        Subsidiaries filed herewith.

         (23) Consent of PricewaterhouseCoopers LLP to incorporation by reference of this Annual Report on Form 10-K for the year ended December 31, 2001 to registration statements, filed herewith.

         (99)(a)     Description of stock filed herewith.

         (99)(b)     Risk Factors, filed herewith.

 (b)     Reports on Forms 8-K

         During the three month period ending December 31, 2001, CTS filed one Form 8-K, dated December 26, 2001, under Item 5., Other Events, disclosing the sale of 1,800,000 shares of its Common Stock. The Form 8-K also filed the opinion of counsel related to this transaction.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CTS Corporation

 Date                                By/S/
 ----                                ----------------------------------
                                     Vinod M. Khilnani
                                     Senior Vice President and
                                     Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /S/
                                     ----------------------------------
 Date                                Donald K. Schwanz, Director
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)

                                       /S/
 Date                                ----------------------------------
                                     Walter S. Catlow, Director


 Date                                /S/
                                     ----------------------------------
                                     Lawrence J. Ciancia, Director


 Date                                /S/
                                     ----------------------------------
                                     Thomas G. Cody, Director


 Date                                /S/
                                     ----------------------------------
                                     Gerald H. Frieling, Jr., Director


 Date                                /S/
                                     ----------------------------------
                                     Roger R. Hemminghaus, Director


 Date                                /S/
                                     ----------------------------------
                                     Michael A. Henning, Director


 Date                                /S/
                                     ----------------------------------
                                     Robert A. Profusek, Director


 Date                                /S/
                                     ----------------------------------
                                     Randall J. Weisenburger, Director


 Date                                /S/
                                     ----------------------------------
                                     Vinod M. Khilnani
                                     Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer)


 Date                                /S/
                                     ----------------------------------
                                     Thomas A. Kroll
                                     Controller, Group Accounting

               FORM 10-K - ITEM 14(a) (1) AND (2) AND ITEM 14 (d)

                        CTS CORPORATION AND SUBSIDIARIES

                INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                        AND FINANCIAL STATEMENT SCHEDULE


 The following consolidated financial statements of CTS Corporation and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 2001, are referenced in Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

         Consolidated balance sheets - December 31, 2001, and
         December 31, 2000

         Consolidated statements of earnings (loss) - Years ended December 31, 2001, December 31, 2000, and December 31, 1999

         Consolidated statements of shareholders' equity - Years ended December 31, 2001, December 31, 2000, and December 31, 1999

         Consolidated statements of cash flows - Years ended December 31, 2001, December 31, 2000, and December 31, 1999

         Notes to consolidated financial statements

         Supplementary Financial Data:

            Quarterly Results of Operations (Unaudited) - Years ended December 31, 2001 and December 31, 2000

            Per Share Data (Unaudited) - Years ended December 31, 2001 and December 31, 2000

 The following consolidated financial statement schedule of CTS Corporation and subsidiaries is included in item 14(d):
                                                                       Page
          Schedule II - Valuation and qualifying accounts              S-3

 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




 To the Board of Directors and
  Shareholders of CTS Corporation


 In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page S-1 present fairly, in all material respects, the financial position of CTS Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(d) on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



 /S/
 ---------------------------------
 PricewaterhouseCoopers LLP

 Chicago, Illinois
 February 27, 2002



                                 CTS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (In thousands of dollars)




                                     Balance at     Charged          Charged
                                   Beginning of  (Credited) to    (Credited) to                    Balance at
   Description                        Period        Income       Other Accounts   Deductions(1)  End of Period
   -----------                        ------        ------       --------------   -------------  -------------


 Year ended December 31, 2001:

   Allowance for
    doubtful receivables              $1,837              $(83)        $   0         $(284)          $1,470


 Year ended December 31, 2000:

   Allowance for
    doubtful receivables              $2,628             $(115)        $   0         $(676)          $1,837


 Year ended December 31, 1999:

   Allowance for
    doubtful receivables                $552             $2,081        $  11         ($ 16)          $2,628





 (1) Uncollectible accounts written off.