Form 10-Q
period 2002-03-31
CTS CORP
filed 2002-04-30
CIK 26058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to ________________

Commission File Number 1-4639

                                 CTS CORPORATION
             (Exact name of registrant as specified in its charter)

         Indiana                                35-0225010
         -------                                ----------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

        905 West Boulevard North
              Elkhart, IN                         46514
 (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (574)293-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 2002: 33,342,472.

                        CTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page
PART I. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Earnings (Loss) - For the Three Months
         ended March 31, 2002, and April 1, 2001                        3

         Condensed Consolidated Balance Sheets -
         As of March 31, 2002, and December 31, 2001                    4

         Condensed Consolidated Statements of Cash
         Flows - For the Three Months Ended
         March 31, 2002, and April 1, 2001                              5

         Consolidated Statements of Comprehensive
         Earnings - For the Three Months Ended
         March 31, 2002, and April 1, 2001                              6

         Notes to Condensed Consolidated Financial
         Statements                                                     7-13

         Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                       14-18

         Item 3.  Quantitative and Qualitative Disclosure
                         About Market Risk                             18

PART II. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                    18-19


         Item 6.  Exhibits and Reports on Form 8-K                     19


SIGNATURES                                                             19

Part 1 -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)-UNAUDITED
               (In thousands of dollars, except per share amounts)

                                                           Three Months Ended
                                                     March 31,2002 April 1, 2001
                                                     ------------- ------------
    Net sales                                           $112,593      $176,988
    Costs and expenses:
      Cost of goods sold                                  89,915       136,423
      Selling, general and administrative expenses        15,317        25,020
      Research and development expenses                    7,133         9,780
                                                          ------       -------

      Operating earnings                                     228         5,765

    Other (expense) income:
      Interest expense                                    (2,670)       (3,366)
      Interest income                                         82           180
      Other                                                 (174)         (316)
                                                          ------        ------

    Total other expense                                   (2,762)       (3,502)
                                                          ------        ------

    Earnings (loss) before income taxes                   (2,534)        2,263
    Income tax expense (benefit)                            (633)          566
                                                          ------        ------

    Net earnings (loss)                                  $(1,901)       $1,697
                                                         =======        ======

    Net earnings (loss) per share - Note J

      Basic                                               ($0.06)        $0.06
                                                          ======         =====

      Diluted                                             ($0.06)        $0.06
                                                          ======         =====

    Cash dividends declared per share                      $0.03         $0.03
                                                          ======         =====

    Average common shares outstanding:
      Basic                                               31,802        27,671
      Diluted                                             31,802        28,750


See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                    March 31,       December 31,
                                                      2002             2001*
                                                    --------        -----------
ASSETS                                             (Unaudited)
Current Assets
  Cash                                              $7,672           $13,255
  Accounts receivable, less allowances
    (2002--$1,468; 2001--$1,470)                    80,068            81,563
  Inventories--Note B                               43,721            50,149
  Other current assets                               4,385             4,371
  Deferred income taxes                             51,563            51,336
                                                   -------           -------
     Total current assets                          187,409           200,674

Property, plant and equipment, less
 accumulated depreciation (2002--$214,383;
 2001--$207,212)
                                                   186,382           191,958
Other Assets
  Prepaid pension asset                            105,803           102,196
  Intangible assets - Note F                        43,017            44,004
  Assets held for sale--Note E                      21,799            21,940
  Other                                              6,396             7,159
                                                   -------           -------
     Total other assets                            177,015           175,299
                                                   -------           -------
                                                  $550,806          $567,931
                                                  ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt-Note G      $12,522           $27,500
  Notes payable                                      1,389                --
  Accounts payable                                  48,826            50,842
  Accrued liabilities                               64,216            75,515
                                                   -------           -------
     Total current liabilities                     126,953           153,857

Long-term debt--Note G                             106,186           125,013
Other long-term obligations                          7,178             7,274
Deferred income taxes                               39,461            38,914
Shareholders' equity
  Preferred stock-authorized 25,000,000
   shares without par value; none issued                --                --
  Common stock-authorized 75,000,000 shares
   without par value; 49,764,102 shares
   issued at March 31, 2002, and 48,531,936
   shares issued at December 31, 2001              230,785           213,947
Additional contributed capital                      23,285            24,153
Retained earnings                                  274,089           276,988
Accumulated other comprehensive loss                (2,362)           (1,702)
                                                   -------           -------
                                                   525,797           513,386
Cost of common stock held in treasury
 2002--16,647,172 shares; 2001--17,630,192        (254,769)         (270,513)
                                                   -------           -------
     Total shareholders' equity                    271,028           242,873
                                                   -------           -------
                                                  $550,806          $567,931
                                                  ========          ========

 *The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date.

  See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                            (In thousands of dollars)

                                                         Three Months Ended
                                                        March 31,   April 1,
                                                          2002        2001
                                                          ----        ----
Cash flows from operating activities:
  Net earnings (loss)                                  $(1,901)    $  1,697
  Depreciation and amortization                         11,228       13,651
  Deferred income taxes                                     --         (797)
  Prepaid pension asset                                 (3,607)      (3,820)
Changes in assets and liabilities:
  Accounts receivable                                    1,495       35,905
  Inventories                                            6,428        7,134
  Other current assets                                    (485)        (451)
  Accounts payable and accrued liabilities             (12,803)     (49,870)
  Other                                                    341          312
                                                        ------       ------
  Total adjustments                                      2,597        2,064
                                                        ------       ------

  Net cash provided by operations                          696        3,761
                                                        ------       ------

Cash flows from investing activities:
  Capital expenditures                                  (4,673)     (32,107)
  Other                                                    135         (228)
                                                        ------       ------

  Net cash used in investing activities                 (4,538)     (32,335)

Cash flows from financing activities:
  Payments of long-term obligations                    (34,855)      (2,500)
  Proceeds from issuance of long-term obligations        1,050       24,000
  Net change in short-term borrowings                    1,389           --
  Dividend payments                                       (931)        (834)
  Proceeds from issuance of common stock                31,609           --
  Other                                                    108        1,484
                                                        ------       ------

Net cash provided by (used in) financing activities     (1,630)      22,150

Effect of exchange rate changes on cash                   (111)         (17)
                                                        ------       ------

Net decrease in cash                                    (5,583)      (6,441)
Cash at beginning of year                               13,255       20,564
                                                        ------       ------

Cash at end of period                                   $7,672      $14,123
                                                        ======      =======

Supplemental cash flow information
Cash paid (received) during the period for:
  Interest                                              $1,294       $3,178
  Income taxes--net                                     $ (153)      $2,421

 See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
                            (In thousands of dollars)



                                                    Three Months Ended
                                                March 31,2002  April 1,2001
                                                -------------  ------------
       Net earnings (loss)                        $(1,901)           $1,697
       Other comprehensive earnings (loss):
         Cumulative translation adjustments          (410)             (980)
         Deferred gain on forward contract           (250)               --
                                                  -------            ------
             Comprehensive earnings (loss)        $(2,561)           $  717
                                                  =======            ======


See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  March 31,2002

NOTE A--BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation ("CTS" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Certain reclassifications have been made for the periods presented in the financial statements to conform to the classifications adopted in 2002.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                          ($ in thousands)

                                     March 31,      December 31,
                                        2002            2001
                                     --------       -----------
             Finished goods           $17,072           $19,660
             Work-in-process            8,169             8,747
             Raw materials             18,480            21,742
                                      -------           -------
                                      $43,721           $50,149
                                      =======           =======


NOTE C--RESTRUCTURING AND IMPAIRMENT CHARGES

In 2001, CTS recorded $40.0 million of pre-tax restructuring and impairment charges, $14.0 million in the second quarter and $26.0 million in the fourth quarter. The restructuring plan actions were designed to enable the Company to operate more efficiently in the then existing environment and, at the same time, position the Company for success when the economy improves. Major actions under the restructuring plan include closing its Chung-Li, Taiwan, facility in the fourth quarter of 2001 and a decision to dispose of its Longtan, Taiwan, building. The plan also covers ceasing production at its Sandwich, Illinois; and Carlisle, Pennsylvania, facilities in the second quarter of 2002 and discontinuing the manufacture of intermediate frequency surface acoustical wave ("IF SAW") filters. IF SAW filter production was stopped at the end of the second quarter of 2001. Amounts included in the Condensed Consolidated Statement of Earnings (Loss) relating to the manufacture of IF SAW filters were insignificant in 2001. The restructuring plan provides that production formerly completed at its Chung-Li, Taiwan; Sandwich, Illinois; and Carlisle, Pennsylvania, facilities be transferred to other existing CTS manufacturing locations. CTS completed a substantial portion of these consolidations and transfers in fiscal 2001 and the remainder are expected to be completed during the summer of 2002.

The following table displays the restructuring activity and restructuring reserve balances as of December 31, 2001 and March 31, 2002:

                                           Workforce       Other
                                           Reductions    Exit Costs       Total
                                           ----------    ----------       -----
                                                      ($ in millions)
   Second quarter charge                     $6.4            $2.0          $8.4
   Fourth quarter charge                      3.2             0.4           3.6
                                              ---             ---           ---
   Total 2001 restructuring charge            9.6             2.4          12.0
   Items paid in 2001                        (6.8)           (1.4)         (8.2)
                                             ----            ----          ----
   Reserve balance at December 31, 2001       2.8             1.0           3.8
   Items paid in first quarter of 2002       (0.7)           (0.3)         (1.0)
                                             ----            ----          ----
   Reserve balance at March 31, 2002         $2.1            $0.7          $2.8
                                             ====            ====          ====


The $12.0 million restructuring charge relates to facility consolidations, including plant closures and product consolidations. Included in this amount is $9.6 million of severance benefits associated with the separation of approximately 1,500 employees. Approximately 12% of the employees to be severed are managerial employees and 88% are nonmanagement employees. As of March 31, 2001, $7.5 million of severance benefits, relating to approximately 1,300 employees, had been paid. Of the remaining $2.4 million of other exit costs, which consists primarily of costs associated with the closing of the plants, $1.7 million has been paid as of March 31, 2002.

The restructuring plan also includes $31.0 million of asset impairment charges. Approximately $26.9 million of the impairment charge is the adjustment needed to reduce certain assets held for sale to their estimated fair value. See further discussion in Note E, "Assets Held for Sale." An additional $1.2 million relates to the write-off of leasehold improvements, primarily at its Chung-Li, Taiwan, facility. The remaining $2.9 million relates to impairment of certain intangible assets associated with obsolete products and technology acquired in the acquisition of the Component Products Division of Motorola (see Note D, "Acquisition").

CTS also recognized pension plan curtailment gains of approximately $3.0 million in 2001 resulting from plant closure under the restructuring plan.

During the first quarter of 2002, CTS recorded, in cost of sales, $0.8 million of one-time charges, consisting primarily of equipment relocation and other employee-related costs relating to restructuring activities. During the first quarter of 2001, CTS recorded $2.1 million of employee severance in cost of goods sold.


NOTE D--ACQUISITION

In 1999, CTS Corporation acquired certain assets and liabilities of the Component Products Division ("CTS Wireless") of Motorola, Inc. ("Motorola"). The acquisition was accounted for under the purchase method of accounting. As part of the purchase agreement, CTS may be obligated to pay additional amounts in 2003 and 2004, depending upon increased sales and profitability of CTS Wireless in 2002 and 2003. No amounts were due to Motorola in 2002 under the calculations for 2001. The maximum remaining potential payment under the acquisition agreement was $34.8 million at March 31, 2002.


NOTE E--ASSETS HELD FOR SALE

Assets held for sale at March 31, 2002 and at December 31, 2001, are comprised of facilities, primarily the Longtan, Taiwan, building, and equipment that have been removed from service and are to be disposed of pursuant to the restructuring activities commenced in fiscal year 2001. Refer to Note C, "Restructuring and Impairment Charges." The Company completed an assessment in the fourth quarter of 2001 of the carrying value of its assets in light of then existing and expected market conditions. The review highlighted certain assets for which no production demand or use currently existed or was forecasted to exist before economic obsolescence of the asset. In accordance with Financial Accounting Standard Board("FASB") Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss was recorded to reduce these assets to their estimated fair value. These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal. However, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded. Management cannot determine when the sale of these assets will be completed. The assets to be disposed of are held by both the electronic components and electronic assemblies segments.

NOTE F--Intangible Assets

CTS recorded approximately $1 million and $1.6 million of intangible asset amortization in the three month period ended March 31, 2002 and April 1, 2001, respectively. The components of intangible assets as of March 31, 2002, include the following:

                                         Gross                      Weighted
                                       Carrying    Accumulated       Average
     ($ in thousands)                     Amount     Amortization       Life
                                       --------    ------------     --------

     Amortized intangible assets:
        Customer Lists                  $36,405      $ (3,073)          30
        Patents                          10,319        (2,656)          10
        Technology                       12,014       (10,565)           4
        Other                               300          (241)           8
                                        -------       -------         ----
           Total                        $59,038      $(16,535)          21
                                        -------      --------         ----

     Unamortized intangible assets:
        Goodwill                            514             -
                                        -------      --------

           Total intangibles            $59,552      $(16,535)
                                        =======      ========


NOTE G--LONG-TERM DEBT

CTS' amended credit agreement included a revolving credit facility commitment totaling $125 million, expiring in December 2003, and term loans, which expire in December 2004, with outstanding balances of $21.7 million at March 31, 2002.

The credit agreement categorizes all debt existing on December 20, 2001, as senior to any future debt. The debt is collaterized by substantially all U.S. assets and a pledge of 65% of the stock of certain non-U.S. subsidiaries. Interest rates on these borrowings fluctuate based upon LIBOR, with adjustments based on the ratio of CTS' consolidated senior indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. CTS pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. At March 31, 2002, that fee was 0.75 percent per annum. The credit agreement and term loans require, among other things, that CTS maintain a minimum net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. These covenants could reduce the borrowing availability under the credit agreement. Additionally, the credit agreement limits the amount allowed for dividends, capital expenditures and acquisitions and requires the proceeds of all asset sales be applied against outstanding borrowings. Furthermore, it requires repayment in an amount of 90% of excess cash flow, as defined therein.


NOTE H--BUSINESS SEGMENTS

FAS No. 131, "Disclosures about Segments of an Enterprise and Related

Information," requires companies to provide certain information about their operating segments. CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of wireless components used in cellular handsets; automotive sensors used in commercial or consumer vehicles; quartz crystals and oscillators, and ClearONETM terminators used in the communications and computer markets; and resistor networks, switches and potentiometers used to serve multiple markets. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assemblies represent completed, higher-level functional products to be used in customer-end products or assemblies. These products consist principally of integrated interconnect products containing backpanel and connector assemblies used in the computer and communications infrastructure markets, RF (radio frequency) integrated modules used in cellular handsets, low temperature cofired ceramics ("LTCC") for global positioning systems ("GPS") and Bluetooth communications products and pointing sticks/cursor controls for notebook computers.

Management evaluates performance based upon segment operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable segments is shown in the following table:

  ($ in thousands)                     Electronic    Electronic
                                       Components    Assemblies     Total
                                       ----------    ----------     -----
  First Quarter 2002
  Net sales to external customers       $ 58,245     $ 54,348     $112,593
  Segment operating earnings (loss)     $ (2,542)    $  3,552     $  1,010
  Total assets                          $454,708     $ 96,098     $550,806

  First Quarter 2001
  Net sales to external customers       $ 99,865     $ 77,123     $176,988
  Segment operating earnings            $  6,467     $  1,398     $  7,865
  Total assets                          $509,892     $136,221     $646,113

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

  ($ in thousands)                               First Quarter   First Quarter
                                                   2002            2001
                                               -------------   -------------

  Total segment operating earnings                $1,010         $ 7,865
  Restructuring related one-time charges -
   Electronic Components                            (703)         (2,100)
  Restructuring related one-time charges -
   Electronic Assemblies                             (79)             --
  Interest expense                                (2,670)         (3,366)
  Other expense                                      (92)           (136)
                                                 -------         -------
  Earnings (loss) before income taxes            $(2,534)        $ 2,263
                                                 =======         =======

NOTE I--CONTINGENCIES

Certain processes in the manufacture of CTS' current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party ("PRP") regarding hazardous waste remediation at several non-CTS sites. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations or cash flows of CTS.

Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business and contracts relating to sales of property. In the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect CTS' consolidated financial position, results of operations or cash flows.


NOTE J--EARNINGS PER SHARE

FAS No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations. The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the first quarter of 2001. At April 1, 2001, the other dilutive securities include approximately 255,000 shares, of CTS common stock to be issued to DCA shareholders who have not yet tendered their stock certificates for exchange. Approximately 319,000 common stock equivalents, including 155,000 shares of CTS common stock to be issued to DCA shareholders, were excluded from the computation of diluted loss per share as of March 31, 2002, due to their anti-dilutive effect.


(In thousands, except per share amounts)
                                                                      Shares
                                     Net Earnings   (in thousands)  Net Earnings
                                     (Numerator)    (Denominator)    Per Share
                                     -----------    -------------   ----------

    First Quarter 2001:
    Basic EPS                          $1,697            27,671        $0.06
    Effect of Dilutive Securities
       Stock Options                                        715
       Other                                                364
                                       ------            ------        -----

    Diluted EPS                        $1,697            28,750        $0.06
                                       ======            ======        =====

NOTE K--RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the FASB issued standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 requires business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS No. 142 requires goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. The FASB also issued standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 defines impairment for long-lived assets and provides guidance on the measurement of asset impairments. CTS had no transitional effect of adopting these statements at January 1, 2002.


NOTE L--SUBSEQUENT EVENTS

On April 16, 2002, CTS amended its credit agreement with its existing nine banks. The amended agreement adjusts certain financial covenants, reduces the revolving credit facility to $115 million and allows for limited acquisitions.

Also on April 16, 2002, the Company issued $25 million of five-year, 6.5% convertible, subordinated debentures. These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share. The Company has granted the initial purchasers of the debentures a 90-day option to purchase an additional $5.0 million aggregate principal amount of the debentures. At any time after the three-year anniversary of the issue date, the purchasers may accelerate the maturity of the debentures. CTS also has the right after such three-year anniversary and under certain circumstances, to force conversion of the debentures into common stock. CTS used the net proceeds from the offering to repay the outstanding term loans in full under its existing credit facility, and the balance was applied to its revolving credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations

The following table highlights changes in significant components of the consolidated statements of earnings for the three-month periods ended March 31, 2002 and April 1, 2001.

                                                  ($ in thousands)

                                        March 31,        April 1,    Increase
                                            2002            2001    (Decrease)
                                        --------         -------    ----------
     Net sales                          $112,593        $176,988     $(64,395)
     Gross profit                         22,678          40,565      (17,887)
     Gross profit as a percent
      of sales                              20.1%          22.9%        (2.8%)
     Selling, general and
      administrative expenses             15,317          25,020       (9,703)
     Selling, general and
      administrative expenses as
      a percent of sales                    13.6%          14.1%        (0.5%)
     Research and development
      expenses                             7,133           9,780       (2,647)
     Operating earnings                      228           5,765       (5,537)
     Operating earnings, as a
      percent of sales                       0.2%           3.3%         (3.1%)
     Interest expense                      2,670           3,366         (696)
     Earnings (loss) before income
      taxes                               (2,534)          2,263       (4,797)
     Income tax expense (benefit)           (633)            566       (1,199)
     Income tax rate                        25.0%          25.0%           --
     Net earnings (loss)                 $(1,901)         $1,697      $(3,598)


Net sales decreased by $64.4 million, or 36% from the first quarter of 2001. Gross profit is lower due primarily to the lower absorption of fixed manufacturing overhead expenses. Gross profit and operating earnings include $0.8 million and $2.1 million of restructuring-related, one-time charges in the first quarter of 2002 and 2001, respectively.

As a percentage of total sales, the first quarter of 2002 sales of electronic components and electronic assemblies were 52% and 48%, respectively. As a percentage of total sales, sales of electronic components and electronic assemblies in the first quarter of 2001 were 56% and 44%, respectively.
Refer to Note H, "Business Segments," for a description of the Company's business segments.

The electronic components segment experienced a $41.6 million sales decrease, or 42% from the first quarter of 2001. Sales decreases occurred principally as a result of the softness in demand for wireless handset and infrastructure components.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The electronic assemblies segment experienced a 2002 sales decrease of $22.8 million, or 30% from the first quarter of 2001. The revenue decrease was experienced primarily as a result of lower demand for integrated interconnect systems products for the data storage systems for the computer equipment market, and the continued softness in the wireless handset market.

Gross profit decreased primarily due to lower sales levels. The lower percent of sales in both segments results principally from lower absorption of fixed manufacturing overhead expenses caused by lower production levels combined with a shift of sales to lower margin products. Gross profit in the first quarter of 2002 also includes $3.1 million of a customer reimbursement for expenses substantially incurred in prior quarters.

Selling, general and administrative expenses were $15.3 million, versus $25.0 million in the prior year's quarter. The reduction was primarily due to 2001 restructuring actions and cost reduction programs and lower sales related expenses.

Research and development expenses decreased $2.7 million to $7.1 million from the first quarter of 2001. However, as a percent of sales, research and development expense increased to 6.3% in the first quarter of 2002 up from 5.5% in the first quarter of 2001. Significant ongoing R&D activities continue in our wireless, automotive and resistor product lines to support current product and process enhancements, expanded applications and new product development.

The decrease in operating earnings dollars, was principally due to lower volume as a result of the overall softness in the served markets, particularly the wireless handset demand within both the electronic components and electronic assemblies segments.

During 2001, CTS announced a restructuring plan designed to size the Company to then-existing market realities, while continuing to put a priority on positioning the Company to be successful as the economy recovers and market growth returns. See Note C, "Restructuring and Impairment Charges," for a more detailed explanation of the plan actions. The expected pre-tax profitability improvement associated with the 2001 restructuring and asset impairment charges is estimated to be $15 million.

Liquidity and Capital Resources

The following table highlights changes in balance sheet items and ratios and other information related to liquidity and capital resources:

                                            ($ in thousands)

                                     March 31,   December 31,  Increase
                                        2002         2001     (Decrease)
                                        ----         ----     ----------
    Cash                             $  7,672     $ 13,255     $(5,583)
    Accounts receivable, net           80,068       81,563      (1,495)
    Inventories, net                   43,721       50,149      (6,428)
    Current assets                    187,409      200,674     (13,265)
    Accounts payable                   48,826       50,842      (2,016)
    Current portion of debt            13,911       27,500     (13,589)
    Current liabilities               126,953      153,857     (26,904)
    Working capital                    60,456       46,817      13,639
    Current ratio                         1.5          1.3         0.2
    Long-term debt (including
     current maturities)              118,708      152,513     (33,805)
    Shareholders' equity              271,028      242,873      28,155
    Long-term debt (including
     current maturities) as a
     percent of shareholders'
     equity                               44%          63%        (19%)
    Long-term debt (including
     current maturities) as a
     percent of capitalization            30%          39%        (9%)

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

The percentage of long-term debt to shareholders' equity decreased to 44% on March 31, 2002, versus 63% on December 31, 2001, due to the repayment of debt primarily with the proceeds from the issuance of common stock.

From December 31, 2001, to March 31, 2002, CTS' working capital increased $13.6 million. This increase is primarily attributable to the reduction in the current portion of borrowings at March 31, 2002, compared with December 31, 2001, of $13.6 million. The reductions in cash, accounts receivable and inventory were offset by reductions in accounts payable and accruals.

Capital expenditures were $4.7 million during the first quarter, compared with $32.1 million for first quarter 2001. The 2002 capital expenditures were primarily for production equipment for new products.

In the first quarter of 2002, cash flows provided by operating activities were $0.7 million. Depreciation and amortization were nearly offset by net working capital reductions and the net loss for the quarter. In the first quarter of 2001, cash flows provided by operating activities were $3.8 million.

Cash flows used for investing activities totaled $4.5 million through the first quarter of 2002, including $4.7 million of capital expenditures. In the first quarter of 2001, cash flows used for investing activities totaled $32.3 million, consisting of $32.1 million of capital expenditures.

Cash flows used by financing activities were $1.6 million in 2002 consisting primarily of proceeds from the issuance of debt of $31.6 million offset by a net repayment of debt of $32.4 million and dividend payments of $0.9 million.

Cash flows provided by financing activities were $22.2 million in 2001, consisting primarily of a net increase in debt of $21.5 million, partially offset by payment of dividends of $0.8 million.

CTS' capital expenditures for 2002 are presently expected to total less than $35 million, $4.7 million of which has been spent during the first three months of the year. These capital expenditures are primarily for new products and cost savings initiatives.

On April 16, 2002, CTS amended its credit agreement with its existing nine banks. The amended agreement adjusts certain financial covenants, reduces the revolving credit facility to $115 million and allows for limited acquisitions. The agreement includes the revolving credit facility commitment, expiring in December 2003, and term loans, which expire in December 2004, with outstanding balances of $21.7 million at March 31, 2002.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

These debt agreements contain financial covenants as described in Note F, "Long-term Debt." Although CTS management currently expects to be in compliance with all financial covenants, there can be no assurance of this. Certain factors, such as forecasted future operating results, are dependent upon future events, some of which are beyond CTS' ability to control.

CTS believes cash flows from operations and borrowings under its credit agreement will be adequate to fund its working capital, restructuring activities, capital expenditures and debt service requirements. However, if customer demand decreases significantly from CTS' current forecast, CTS may need to find an alternative funding source. In this event, CTS may choose to pursue additional equity and/or debt financing. CTS cannot assure that additional financing, which would be affected by general economic and market conditions, would be available on terms acceptable to CTS or at all.

During 2002, CTS is required to repay $27.5 million term loans under its credit agreement, $15.0 million of which had been paid as of March 31, 2002, and to make $5.9 million of lease payments. CTS has historically been able to fund it capital and operating needs through its cash flows from operations and available credit under its bank credit facilities.

On December 14, 1999, CTS' shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement. During the first quarter of 2002, CTS issued $28.2 million of common stock under this registration statement and received net proceeds of $28.1 million. CTS used the net proceeds of these equity issuances to repay term loans under its credit agreement. As of March 31, 2002, CTS could offer up to $445.8 million of additional debt and/or equity securities under this registration statement.

Also on April 16, 2002, the Company issued $25 million of five-year, 6.5% convertible, subordinated debentures. These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share. The Company has granted the initial purchasers of the debentures a 90-day option to purchase an additional $5.0 million aggregate principal amount of the debentures. At any time after the three-year anniversary of the issue date, the purchasers may accelerate the maturity of the debentures. CTS also has the right after such three-year anniversary and under certain circumstances, to force conversion of the debentures into common stock. CTS used the net proceeds from the offering to repay the outstanding term loans in full under its existing credit facility, and the balance was applied to its revolving credit facility.

                                      *****

Statements about the Company's earnings outlook and its plans, estimates and beliefs concerning the future are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on the Company's current expectations. Actual results may differ materially from those stated in the forward-looking statements due to a variety of factors which could affect the Company's operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statements. Factors that could impact future results include among others: the general market conditions in the communications, computer and automotive markets, and in the overall economy; whether the Company is able to implement measures to improve its financial condition and flexibility; the Company's successful execution of its restructuring, consolidation and cost-reduction plans; pricing pressures and demand for the Company's products, especially if economic conditions worsen or do not recover in the key markets for the Company's products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political risks. Investors are encouraged to examine the Company's SEC filings, which more fully describe the risks and uncertainties associated with the Company's business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in CTS' market risk since December 31, 2001.

Part 2 -- OTHER INFORMATION

Item 1.  Legal Proceedings

CTS is involved in litigation and in other administrative proceedings with government agencies regarding the protection of the environment, and other matters, the results of which are not yet determinable. In the opinion of management, based upon currently available information, adequate provision for anticipated costs has been made, or the ultimate costs resulting from such litigation or administrative proceedings will not materially affect the consolidated financial position, results of operations or cash flows of CTS. See also Note I, "Contingencies," in the financial statements.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

(10) (a) The First Amendment to Third Amended and Restated Credit Agreement

b.    Reports on Form 8-K

During the three-month period ending March 31, 2002, CTS filed the following reports on Form 8-K:

o Report dated February 1, 2002, under Item 5., Other Events, announcing a press release containing its financial results and other data for the year and quarter ended December 31, 2001.

o Report dated February 5, 2002, under Item 5., Other Events, disclosing the issuance of 1,000,000 shares of its Common Stock to an institutional investor pursuant to a previously filed shelf registration statement on Form S-3. The Form 8-K also filed the opinion of counsel related to this transaction.

o Report dated February 7, 2002, under Item 5., Other Events, presenting the December 31, 2001 balance sheet.

o Report dated March 1, 2002, under Item 5., Other Events, disclosing the issuance of 1,000,000 shares of its Common Stock to an institutional investor pursuant to a previously filed shelf registration statement on Form S-3. The Form 8-K also filed the opinion of counsel related to this transaction.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CTS CORPORATION                 CTS CORPORATION




/S/Richard G. Cutter            /S/Vinod M. Khilnani
------------------------        ----------------------------
Vice President, Secretary       Senior Vice President and
and General Counsel             Chief Financial Officer



Dated: April 30, 2002