Form 10-Q
period 2002-06-30
CTS CORP
filed 2002-07-24
CIK 26058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002
                               ---------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to ________________

Commission File Number 1-4639
                       ------

                                 CTS CORPORATION
                                 ---------------
             (Exact name of registrant as specified in its charter)

          Indiana                               35-0225010
          -------                               ----------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

        905 West Boulevard North
              Elkhart, IN                         46514
  ---------------------------------------       ---------
 (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (574)293-7511
                                                     -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No_______
            -------

Indicate  the  number  of  shares   outstanding   of  each  of  the  issuer's
classes  of  common  stock,   as  of  July  22,  2002: 33,561,243.

                        CTS CORPORATION AND SUBSIDIARIES
                        --------------------------------

                                      INDEX
                                      -----


                                                                Page
                                                                ----
PART I. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Earnings (Loss) - For the Three Months
         and Six Months ended June 30, 2002 and
         July 1, 2001                                             3

         Condensed Consolidated Balance Sheets -
         As of June 30, 2002 and December 31, 2001                4

         Condensed Consolidated Statements of Cash
         Flows - For the Six Months Ended
         June 30, 2002 and July 1, 2001                           5

         Consolidated Statements of Comprehensive
         Earnings (Loss) - For the Three Months and Six Months
         Ended June 30, 2002 and July 1, 2001                     6

         Notes to Condensed Consolidated Financial
         Statements                                               7-13


         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                     14-21

         Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk                              21

PART II. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                              21

         Item 4.  Submission of Matter to a Vote of
                  Security Holders                               21-22

         Item 6.  Exhibits and Reports on Form 8-K               22


SIGNATURES                                                       22

Part 1 -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                        CTS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)-UNAUDITED
               (In thousands of dollars, except per share amounts)



                                          Three Months Ended    Six Months Ended
                                         June 30,     July 1,  June 30,    July 1,
                                           2002        2001      2002        2001
Net sales                              $117,725    $143,723    $230,318   $320,711
Costs and expenses:
  Cost of goods sold                     96,616     120,845     186,531    257,268
  Selling, general and administrative
   expenses                              16,563      21,064      31,880     46,084
  Research and development expenses       6,021       7,488      13,154     17,268
  Restructuring and impairment
   charges--Note C                            --      14,011          --     14,011
                                        --------    --------     -------   --------

Operating loss                           (1,475)    (19,685)     (1,247)   (13,920)

Other (expense) income:
  Interest expense                       (2,882)     (3,233)     (5,552)    (6,599)
  Interest income                            86         169         168        349
  Other                                     706        (149)        532       (465)
                                       --------     -------     -------    -------

Total other expense                      (2,090)     (3,213)     (4,852)    (6,715)
                                       --------     -------     -------    -------

Loss before income taxes                 (3,565)    (22,898)     (6,099)   (20,635)
Income tax benefit                         (892)     (5,725)     (1,525)    (5,159)
                                       --------     -------     -------    -------

Net loss                                $(2,673)   $(17,173)    $(4,574)  $(15,476)
                                       ========    ========     =======   ========

Net loss per share - Note J

  Basic                                  $(0.08)     $(0.62)     $(0.14)    $(0.56)
                                          -----      ------      ------     ------

  Diluted                                $(0.08)     $(0.62)     $(0.14)    $(0.56)
                                          -----      ------      ------     ------

Cash dividends declared per share        $ 0.03      $ 0.03      $ 0.06     $ 0.06
                                          -----      ------      ------     ------

Average common shares outstanding:
  Basic                                  33,300      27,697      32,556     27,684
  Diluted                                33,300      27,697      32,556     27,684

See notes to condensed consolidated financial statements.


                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                   June 30,     December 31,
                                                     2002          2001*
ASSETS                                            (Unaudited)
------                                            -----------   -----------
Current Assets
  Cash                                            $ 15,047        $13,255
  Accounts receivable, less allowances
    (2002--$1,538; 2001--$1,470)                    73,329         81,563
  Inventories-Note B                                43,094         50,149
  Other current assets                               6,021          4,371
  Deferred income taxes                             51,734         51,336
                                                  --------         ------
     Total current assets                          189,225        200,674

Property, plant and equipment, less
 accumulated  depreciation (2002--$232,775;
 2001--$207,212)
                                                   178,941        191,958
Other Assets
  Prepaid pension asset                            109,971        102,196
  Intangible assets-Note F                          42,029         44,004
  Assets held for sale-Note E                       20,076         21,940
  Other                                              6,749          7,159
                                                  --------       --------
     Total other assets                            178,825        175,299
                                                  --------       --------
                                                  $546,991       $567,931
                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt-Note G     $     --        $27,500
  Accounts payable                                  47,044         50,842
  Accrued liabilities                               57,235         75,515
                                                  ---------       -------
     Total current liabilities                     104,279        153,857

Long-term debt-Note G                              120,007        125,013
Other long-term obligations                          7,129          7,274
Deferred income taxes                               39,606         38,914
Shareholders' equity
  Preferred stock-authorized 25,000,000
   shares without par value; none issued                --             --
  Common stock-authorized 75,000,000 shares
   without par value; 50,210,646 shares
   issued at June 30, 2002, and 48,531,936
   shares issued at December 31, 2001              238,255        213,947
Additional contributed capital                      23,403         24,153
Retained earnings                                  270,404        276,988
Accumulated other comprehensive loss                (1,317)        (1,702)
                                                  --------        -------
                                                   530,745        513,386
Cost of common stock held in treasury
 2002--16,649,403 shares; 2001--17,630,192        (254,775)      (270,513)
                                                  --------        -------
     Total shareholders' equity                    275,970        242,873
                                                  ========        -------
                                                  $546,991       $567,931
                                                  ========        =======

 *The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date.

  See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                            (In thousands of dollars)

                                                          Six Months Ended
                                                          ----------------
                                                       June 30,       July 1,
                                                        2002           2001
                                                        ----           ----
Cash flows from operating activities:
  Net loss                                             $(4,574)      $(15,476)
  Depreciation and amortization                         22,853         26,000
  Deferred income taxes                                     --           (402)
  Prepaid pension asset                                 (7,775)        (7,525)
  Restructuring and impairment charges                      --         14,011
Changes in assets and liabilities:
  Accounts receivable                                    8,234         47,579
  Inventories                                            7,055         25,134
  Other current assets                                  (2,059)         1,072
  Accounts payable and accrued liabilities             (20,504)       (66,658)
  Other                                                   (552)           359
                                                      --------       --------
  Total adjustments                                      7,252         39,570
                                                      --------       --------

  Net cash provided by operations                        2,678         24,094
                                                      --------       --------

Cash flows from investing activities:
  Capital expenditures                                  (7,992)       (56,234)
  Other                                                  1,757         (2,450)
                                                      --------       ---------

  Net cash used in investing activities                 (6,235)       (58,684)

Cash flows from financing activities:
  Payments of long-term obligations                    (58,556)        (5,000)
  Proceeds from issuance of long-term obligations       26,050         34,000
  Net change in short-term borrowings                       --          4,611
  Dividend payments                                     (1,926)        (1,678)
  Proceeds from issuance of common stock                39,087             --
  Other                                                    112            508
                                                      --------       --------

Net cash provided by financing activities                4,767         32,441

Effect of exchange rate changes on cash                    582            175
                                                      --------       --------

Net increase (decrease) in cash                          1,792         (1,974)
Cash at beginning of year                               13,255         20,564
                                                      --------       --------

Cash at end of period                                 $ 15,047       $ 18,590
                                                      ========       ========

Supplemental cash flow information
Cash paid during the period for:
  Interest                                              $3,674         $7,331
  Income taxes                                          $2,210         $8,265

 See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - UNAUDITED
                            (In thousands of dollars)



                                          Three Months Ended  Six Months Ended
                                          ------------------  ----------------
                                         June 30, July 1,     June 30, July 1,
                                           2002    2001         2002    2001
                                           ----    ----         ----    ----

Net loss                                $(2,673)   $(17,173)  $(4,574) $(15,476)
Other comprehensive earnings (loss):
  Cumulative translation adjustments      1,182        (130)      772    (1,110)
  Deferred loss on forward contract        (137)         --      (387)       --
                                        -------    ---------- -------  --------
      Comprehensive loss                $(1,628)   $(17,303)  $(4,189) $(16,586)
                                        =======    ========   =======  =========


See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  June 30,2002

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


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                         ($ in thousands)
                                    June 30,      December 31,
                                      2002            2001
                                      ----            ----

             Finished goods         $16,556         $19,660
             Work-in-process          8,545           8,747
             Raw materials           17,993          21,742
                                    -------         -------
                                    $43,094         $50,149
                                    =======         =======


NOTE C--RESTRUCTURING AND IMPAIRMENT CHARGES

In 2001, CTS recorded $40.0 million of pre-tax restructuring and impairment charges, $14.0 million in the second quarter and $26.0 million in the fourth quarter. The restructuring plan actions were designed to enable the Company to operate more efficiently in the then-existing environment and, at the same time, position the Company for success when the economy improves. Major

NOTE C--RESTRUCTURING AND IMPAIRMENT CHARGES (Cont'd)

actions under the restructuring plan include closing its Chung-Li, Taiwan, facility in the fourth quarter of 2001 and a decision to dispose of its Longtan, Taiwan, building. The plan also covers ceasing production at its Sandwich, Illinois; and Carlisle, Pennsylvania, facilities in 2002 and discontinuing the manufacture of intermediate frequency surface acoustical wave ("IF SAW") filters. IF SAW filter production was stopped at the end of the second quarter of 2001. Amounts included in the Condensed Consolidated Statement of Earnings
(Loss) relating to the manufacture of IF SAW filters were insignificant in 2001. The restructuring plan provides that production formerly completed at its Chung-Li, Taiwan; Sandwich, Illinois; and Carlisle, Pennsylvania, facilities be transferred to other existing CTS manufacturing locations. CTS completed a substantial portion of these consolidations and transfers in fiscal 2001 and the remainder are expected to be completed during the summer of 2002.

The following table displays the restructuring activity and restructuring reserve balances as of December 31, 2001 and June 30, 2002:

                                           Workforce    Other
                                          Reductions  Exit Costs     Total
                                          ----------  ----------     -----
                                                  ($ in millions)

   Second quarter charge                     $6.4       $2.0          $8.4
   Fourth quarter charge                      3.2        0.4           3.6
                                              ---       -----         ----
   Total 2001 restructuring charge            9.6        2.4          12.0
   Items paid in 2001                        (6.8)      (1.4)         (8.2)
                                              ---        ---           ---
   Reserve balance at December 31, 2001       2.8        1.0           3.8
   Items paid in first six months of 2002    (1.2)      (0.5)         (1.7)
                                              ---        ---           ---
   Reserve balance at June 30, 2002          $1.6       $0.5          $2.1
                                              ===        ===           ===


The $12.0 million restructuring in 2001 charge relates to facility consolidations, including plant closures and product consolidations. Included in this amount is $9.6 million of severance benefits associated with the separation of approximately 1,500 employees. Approximately 12% of the employees severed were managerial employees and 88% were nonmanagement employees. As of June 30, 2002, $8.0 million of severance benefits, relating to approximately 1,300 employees, had been paid. Of the remaining $2.4 million of other exit costs, which consists primarily of costs associated with the closing of the plants, $1.9 million has been paid as of June 30, 2002.

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

During the first six months of 2002, CTS recorded, in cost of sales, $1.2 million of one-time charges, consisting primarily of equipment relocation and other employee-related costs relating to restructuring activities. During the first six months of 2001, CTS recorded $7.5 million of restructuring-related one-time charges, primarily related to inventory writedowns and other employee-related costs, in cost of goods sold.

CTS continues to assess its product lines, facilities, methods of operations and processes to determine the appropriateness for expected market conditions going forward and to assess actions that might be taken to improve results. The Company could incur charges if changes are implemented as a result of these assessments.

NOTE D--ACQUISITION

In 1999, CTS Corporation acquired certain assets and liabilities of the Component Products Division ("CTS Wireless") of Motorola, Inc. ("Motorola"). The acquisition was accounted for under the purchase method of accounting. As part of the purchase agreement, CTS may be obligated to pay additional amounts in 2003 and 2004, depending upon increased sales and profitability of CTS Wireless in 2002 and 2003. No amounts were due to Motorola in 2002 under the calculations for 2001. The maximum remaining potential payment under the acquisition agreement was $34.8 million at June 30, 2002.


NOTE E--ASSETS HELD FOR SALE

Assets held for sale at June 30, 2002 and at December 31, 2001, are comprised of facilities, primarily the Longtan, Taiwan, building, and equipment that have been removed from service and are to be disposed of pursuant to the restructuring activities commenced in fiscal year 2001. Refer to Note C, "Restructuring and Impairment Charges." The Company completed an assessment in the fourth quarter of 2001 of the carrying value of its assets in light of then existing and expected market conditions. The review highlighted certain assets for which no production demand or use currently existed or was forecasted to exist before economic obsolescence of the asset. In accordance with Financial Accounting Standard Board ("FASB") Financial Accounting Standard ("FAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss was recorded to reduce these assets to their estimated fair value. These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal. However, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded. Management cannot determine when the sale of these assets will be completed. The assets to be disposed of are held by both the electronic components and electronic assemblies segments.

NOTE F--Intangible Assets

CTS recorded approximately $2.0 million and $3.4 million of intangible asset amortization in the six month period ended June 30, 2002 and July 1, 2001, respectively. The components of intangible assets as of June 30, 2002, include the following:

                                            Gross                    Weighted
                                          Carrying    Accumulated     Average
     ($ in thousands)                      Amount     Amortization     Life
                                           ------     ------------     ----
     Amortized intangible assets:
        Customer Lists                    $36,405       $(3,382)          30
        Patents                            10,319        (2,924)          10
        Technology                         12,014       (10,966)           4
        Other                                 300          (250)           8
                                          -------       -------         ----
           Total                          $59,038       (17,522)        __21
                                          -------       -------         ----

     Unamortized intangible assets:
        Goodwill                              513            --
                                              ---       -------

           Total intangibles              $59,551       (17,522)
                                          =======       =======


NOTE G--LONG-TERM DEBT

CTS' amended credit agreement consists of a revolving credit facility commitment totaling $115 million, expiring in December 2003. The outstanding balance was $53.0 million at June 30, 2002.

The credit agreement categorized all debt existing on December 20, 2001, as senior to any future debt. The debt is collaterized by substantially all U.S. assets and a pledge of 65% of the stock of certain non-U.S. subsidiaries. Interest rates on these borrowings fluctuate based upon LIBOR, with adjustments based on the ratio of CTS' consolidated senior indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. CTS pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. At June 30, 2002, that fee was 0.5 percent per annum. The credit agreement requires, among other things, that CTS maintain a minimum net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. These covenants could reduce the borrowing availability under the credit agreement. Additionally, the credit agreement limits the amount allowed for dividends, capital expenditures and acquisitions and requires the proceeds of all asset sales be applied against outstanding borrowings. Furthermore, it requires repayment in an amount of 90% of excess cash flow, as defined therein.

On April 16, 2002, the Company issued $25 million of five-year, 6.5% convertible, subordinated debentures. These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share.

NOTE G--LONG-TERM DEBT (Cont'd)

At any time after the three-year anniversary of the issue date, the purchasers may accelerate the maturity of the debentures. CTS also has the right after such three-year anniversary and under certain circumstances, to force conversion of the debentures into common stock. CTS used the net proceeds from the offering to repay in full the outstanding term loans under its then-existing credit facility, and the balance was applied to its revolving credit facility.

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

NOTE H--BUSINESS SEGMENTS (Cont'd)

Management evaluates performance based upon segment operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable segments is shown in the following table:

  ($ in thousands)                       Electronic    Electronic
                                         Components    Assemblies    Total
                                         ----------    ----------    -----
  Second Quarter 2002
  Net sales to external customers        $ 65,903      $ 51,822     $117,725
  Segment operating earnings (loss)      $ (3,918)     $  2,843     $ (1,075)
  Total assets                           $456,539      $ 90,452     $546,991

  Second Quarter 2001
  Net sales to external customers        $ 80,582      $ 63,141     $143,723
  Segment operating earnings (loss)      $ (2,035)     $  1,764     $   (271)
  Total assets                           $503,298      $126,384     $629,682

  First Half 2002
  Net sales to external customers        $124,148      $106,170     $230,318
  Segment operating earnings (loss)      $ (6,459)     $  6,394     $    (65)
  Total assets                           $456,539      $ 90,452     $546,991

  First Half 2001
  Net sales to external customers        $180,447      $140,264     $320,711
  Segment operating earnings             $  4,432      $  3,162     $  7,594
  Total assets                           $503,298      $126,384     $629,682

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:


                                             Three Months Ended     Six Months Ended
                                             ------------------     ----------------
                                             June 30,    July 1,   June 30,     July 1,
                                              2002        2001      2002         2001
                                              ----        ----      ----         ----
  Total segment operating earnings
   (loss)                                  $(1,075)   $   (271)    $    (65)    $ 7,594
  Restructuring, asset impairment
   and related one-time charges -
   Electronic Components                      (400)    (16,555)      (1,103)    (18,655)
  Restructuring, asset impairment and
   related one-time charges -
   Electronic Assemblies                        --      (2,859)         (79)     (2,859)
  Interest expense                          (2,882)     (3,233)      (5,552)     (6,599)
  Other income (expense)                       792          20          700        (116)
                                           -------     -------       ------    --------

  Loss before income taxes                 $(3,565)   $(22,898)     $(6,099)   $(20,635)
                                           =======    ========      =======    ========



NOTE I--CONTINGENCIES

Certain processes in the manufacture of CTS' current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party ("PRP") regarding hazardous waste

NOTE I--CONTINGENCIES

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


NOTE J--EARNINGS PER SHARE

FAS No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations. As a result of the net loss for the second quarter of 2002 and 2001, 1,568,000 and 886,000, respectively, of dilutive securities issuable in connection with stock plans and convertible debt have been excluded from the diluted loss per share calculation because their effect would reduce the loss per share. These dilutive securities also include, at June 30, 2002, 152,000 shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their stock certificates for exchange. In the second quarter of 2002 and 2001, the calculation also excludes the effect of stock options when the option exercise price exceeds the average market price of the common shares during the period. In the second quarter of 2002 and 2001, the number of stock options excluded from the computation was 800,000 and 848,000, respectively.

As a result of the net loss for the first half of 2002 and 2001, 943,000 and 982,000, respectively, of dilutive securities have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive.


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

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------

The following table highlights changes in significant components of the consolidated statements of earnings (loss) for the three-month periods ended June 30, 2002 and July 1, 2001.

                                                  ($ in thousands)
                                         June 30,      July 1,   Increase
                                           2002         2001    (Decrease)
                                           ----         ----    ----------

     Net sales                         $117,725     $143,723    $(25,998)
     Gross profit                        21,109       22,878      (1,769)
     Gross profit as a percent
      of sales                             17.9%        15.9%        2.0%
     Selling, general and
      administrative expenses            16,563       21,064      (4,501)
     Selling, general and
      administrative expenses as
      a percent of sales                   14.1%        14.7%      (0.6%)
     Research and development
      expenses                            6,021        7,488      (1,467)
     Restructuring and impairment
      charges                                --       14,011     (14,011)
     Operating loss                      (1,475)     (19,685)     18,210
     Operating loss as
      a percent of sales                  (1.3%)      (13.7%)       12.4%
     Interest expense                     2,882        3,233        (351)
     Other income (expense)                 706         (149)        855
     Loss before income tax
      benefit                            (3,565)     (22,898)     19,333
     Income tax benefit                    (892)      (5,725)      4,833
     Income tax rate                       25.0%        25.0%         --
     Net loss                           $(2,673)    $(17,173)    $14,500


Net sales decreased by $26.0 million, or 18% from the second quarter of 2001. Gross profit as a percent of sales is higher due to lower levels of restructuring-related, one-time expenses included in costs of good sold in the second quarter of 2002 compared to the second quarter of 2001. Gross profit and operating earnings include $0.4 million and $5.4 million of restructuring-related, one-time charges in the second quarter of 2002 and 2001, respectively. The 2002 restructuring-related, one-time charges consist primarily of equipment relocation and other employee-related costs. The 2001 restructuring-related, one-time charges consist primarily of inventory writedowns and employee-related costs. Partially offsetting this increase is a reduction in gross margin caused by lower absorption of fixed manufacturing overhead expenses in the second quarter of 2002.

As a percentage of total sales, the second quarter of 2002 and 2001 sales of electronic components and electronic assemblies were 56% and 44%, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
Results of Operations (Cont'd)
------------------------------

Refer to Note H, "Business Segments," for a description of the Company's business segments.

The electronic components segment experienced a $14.7 million sales decrease, or 18%, from the second quarter of 2001. Sales decreases occurred principally as a result of the softness in demand and price erosion for wireless handset and infrastructure components.

The electronic assemblies segment experienced a 2002 sales decrease of $11.3 million, or 18%, from the second quarter of 2001. The revenue decrease was experienced primarily as a result of lower demand for integrated interconnect systems products for the data storage systems for the computer equipment market, and the continued softness and price erosion in the wireless handset market.

Selling, general and administrative expenses were $16.6 million, versus $21.1 million in the prior year's quarter. The reduction was primarily due to 2001 restructuring actions and cost reduction programs, and lower sales-related expenses.

Research and development expenses decreased $1.5 million to $6.0 million from the second quarter of 2001. However, as a percent of sales, research and development expense remained fairly constant at 5.1% in the second quarter of 2002 compared to 5.2% in the second quarter of 2001. Significant ongoing R&D activities continue in our wireless, automotive and resistor product lines to support current product and process enhancements, to expand applications and to enable new product development.

The decrease in operating loss dollars, was principally due to the $14 million restructuring and impairment charges and $5.4 million of restructuring-related, one-time charges recorded in the second quarter of 2001.

The increase in other income (expense) is attributable to higher gains on sales of property, plant and equipment and favorable effects of exchange rates in the second quarter of 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
Results of Operations (Cont'd)
-----------------------------

The following table highlights changes in significant components of the consolidated statements of earnings (loss) for the six month periods ended June 30, 2002 and July 1, 2001:

                                                      ($ in thousands)
                                            June 30,     July 1,     Increase
                                             2002         2001     (Decrease)
                                             ----         ----     ----------

  Net sales                                $230,318     $320,711    $(90,393)
  Gross profit                               43,787       63,443     (19,656)
  Gross profit as a percent of sales           19.0%        19.8%       (0.8%)
  Selling, general and
   administrative expenses                   31,880       46,084     (14,204)
  Selling, general and
   administrative expenses as a
   percent of sales                            13.8%        14.4%       (0.6%)
  Research and development expenses          13,154       17,268      (4,114)
  Restructuring and impairment
   charges                                       --       14,011     (14,011)
  Operating loss                             (1,247)     (13,920)     12,673
  Operating loss, as a
   percent of sales                            (0.5%)       (4.3%)       3.8%
  Interest expense                            5,552        6,599      (1,047)
  Other income (expense)                        532         (465)        997
  Loss before  income
   tax benefit                               (6,099)     (20,635)     14,536
  Income tax benefit                         (1,525)      (5,159)      3,634
  Income tax rate                              25.0%        25.0%         --
  Net loss                                  $(4,574)    $(15,476)    $10,902


Changes in Results of Operations: Comparison of First Half 2002 to First
------------------------------------------------------------------------
Half 2001
---------

Net sales decreased by $90.4 million, or 28% from the first half of 2001. Sales decreased $56.3 million, or 31%, in the electronic component segments and $34.1 million, or 24%, in the electronic assemblies segment. The decrease in electronic components and electronic assemblies segments was primarily due to weak economic conditions and the related effects in the primary markets served by CTS' two operating segments.

As a percentage of total sales, sales of electronic components and electronic assemblies in the first half of 2002 were 54% and 46%, respectively. In the first half of 2001, as a percentage of total sales, sales of electronic components and electronic assemblies were 56% and 44%, respectively. Refer to Note H - "Business Segments," for a description of the Company's business segments.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
Results of Operations (Cont'd)
-----------------------------

Changes in Results of Operations: Comparison of First Half 2002 to First
------------------------------------------------------------------------
Half 2001 (Cont'd)
------------------

Gross profit decreased primarily due to lower sales levels. The lower gross profit as a percent of sales results principally from lower absorption of fixed manufacturing overhead expenses caused by lower production levels, combined with a downward pricing pressure. Also included in the first half of 2002 and 2001 are $1.2 million and $7.5 million, respectively, of one-time charges relating to the 2001 restructuring plan. Gross profit for the first half of 2002 also includes $3.1 million of a customer reimbursement for expenses substantially incurred in prior quarters.

Selling, general and administrative expenses decreased due to overall expense control and lower sales volume.

Research and development expenses decreased $4.1 million to $13.2 million from the first half of 2001. However, as a percent of sales, research and development expense increased to 5.7% in the first half of 2002 up from 5.4% in the first half of 2001. Significant ongoing R&D activities continue in our wireless, automotive and resistor product lines to support current product and process enhancements, to expand applications and to enable new product development.

During the first half of 2001, CTS recorded $14 million of restructuring and impairment charges relating to a plan to realign its operations. The plan was designed to size the Company to then-existing market realities, while continuing to put a priority on positioning the Company to be successful as the economy recovers and market growth returns. See Note C, "Restructuring and Impairment Charges," for a more detailed explanation of the plan actions. The expected 2002 pre-tax profitability improvement associated with the 2001 restructuring and asset impairment charges is estimated to be $15 million.

The operating loss was reduced in the first half of 2002 compared to the first half of 2001 primarily due to the $14 million restructuring and impairment charges and $7.5 million of restructuring related, one-time charges recorded in the first half of 2001. Other factors impacting the change in operating loss include lower gross margin on lower sales partially offset by reduced operating expenses.

The increase in other income (expense) is attributable to higher gains on sales of property, plant and equipment and favorable effects of exchange rates in the first half of 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
Results of Operations (Cont'd)
-----------------------------

Liquidity and Capital Resources
-------------------------------

The following table highlights changes in balance sheet items and ratios and other information related to liquidity and capital resources:

                                       (Dollars in thousands)
                                  June 30,   December 31,  Increase
                                   2002         2001      (Decrease)
                                   ----         ----      ----------

    Cash                          $15,047     $ 13,255     $ 1,792
    Accounts receivable, net       73,329       81,563      (8,234)
    Inventories, net               43,094       50,149      (7,055)
    Current assets                189,225      200,674     (11,449)
    Accounts payable               47,044       50,842      (3,798)
    Current portion of debt            --       27,500     (27,500)
    Current liabilities           104,279      153,857     (49,578)
    Working capital                84,946       46,817      38,129
    Current ratio                     1.8          1.3         0.5
    Long-term debt (including
     current maturities)          120,007      152,513     (32,506)
    Shareholders' equity          275,970      242,873      33,097
    Long-term debt (including
     current maturities) as a
     percent of shareholders'
     equity                           43%          63%        (20%)
    Long-term debt (including
     current maturities) as a
     percent of capitalization        30%          39%         (9%)


The percentage of long-term debt to shareholders' equity decreased to 43% on June 30, 2002, versus 63% on December 31, 2001, due to the repayment of debt primarily with the proceeds from the issuance of common stock.

From December 31, 2001, to June 30, 2002, CTS' working capital increased $38.1 million. This increase is primarily attributable to the reduction in the current portion of borrowings at June 30, 2002, compared with December 31, 2001, of $27.5 million combined with reductions in accounts payable and accruals ($22.1 million) partially offset by reductions in accounts receivable ($8.2 million) and inventory ($7.1 million).

Capital expenditures were $8.0 million during the first half of 2002, compared with $56.2 million for first half 2001. The 2002 capital expenditures were primarily for production equipment for new products. The capital expenditures in the first half of 2001 included $27.8 million for building projects and $19.8 million for production equipment for new products.

In the first half of 2002, cash flows provided by operating activities were $2.7 million. The net loss for the first half of 2002 combined with the increase in the pension asset and net working capital reductions were more than offset by depreciations and amortization for the first half of 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
Results of Operations (Cont'd)
-----------------------------

In the first half of 2001, cash flows provided by operating activities were $24.1 million. Cash flows used for investing activities totaled $6.2 million through the first half of 2002, including $8.0 million of capital expenditures, partially offset by $1.8 million of proceeds from the sale of assets held for sale and other property, plant and equipment. In the first half of 2001, cash flows used for investing activities totaled $58.7 million, consisting primarily of $56.2 million of capital expenditures.

Cash flows provided by financing activities were $4.8 million in the first half of 2002 consisting primarily of proceeds from the issuance of debt of $26.1 million and proceeds from the issuance of common stock of $39.1 million partially offset by a net repayment of debt of $58.6 million and dividend payments of $1.9 million. Cash flows provided by financing activities were $32.4 million in the first half of 2001, consisting primarily of a net increase in debt of $29.0 million, and other financing activities, primarily related to proceeds from additional borrowings under the short-term notes payable and dividend payments.

CTS' capital expenditures for 2002 are presently expected to total less than $25 million, $8.0 million of which has been spent during the first half of the year. These capital expenditures are primarily for new products and cost savings initiatives.

In April 2002, CTS amended its credit agreement with its existing nine banks. The amended agreement adjusts certain financial covenants, reduces the revolving credit facility to $115 million, eliminates the term loans, and allows for limited acquisitions. The agreement includes the revolving credit facility commitment, expiring in December 2003. The outstanding balance was $53 million at June 30, 2002.

These debt agreements contain financial covenants as described in Note G, "Long-term Debt." Although CTS management currently expects to be in compliance with all financial covenants, there can be no assurance of this. Certain factors, such as forecasted future operating results, are dependent upon future events, some of which are beyond CTS' ability to control.

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

Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
Condition and Results of Operations (Continued)
-----------------------------------------------

During 2002, CTS was required to repay $27.5 million term loans under its credit agreement, all of which had been paid as of the April 2002 credit agreement amendment, and to make $5.9 million of lease payments.

On December 14, 1999, CTS' shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.
During the first half of 2002, CTS issued $28.2 million of common stock under this registration statement and received net proceeds of $28.1 million. CTS used the net proceeds of these equity issuances to repay term loans under its credit agreement. As of June 30, 2002, CTS could offer up to $445.8 million of additional debt and/or equity securities under this registration statement.

On November 13, 2001, CTS' Form S-3 registration statement registering 2.0 million shares of CTS common stock to be issued under CTS' Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission. During the first half of 2002, CTS issued $11.0 million of common stock under this registration statement. CTS used the net proceeds of these equity issuances to repay term and revolving loans under its credit agreement and for working capital. As of June 30, 2002, CTS could issue up to an additional 1.1 million shares of common stock under this registration statement.

Also in April 2002, the Company issued $25 million of five-year, 6.5% convertible, subordinated debentures. These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share. At any time after the three-year anniversary of the issue date, the purchasers may accelerate the maturity of the debentures. CTS also has the right after such three-year anniversary and under certain circumstances, to force conversion of the debentures into common stock. CTS used the net proceeds from the offering to repay the outstanding term loans in full under its then- existing credit facility, and the balance was applied to its revolving credit facility.

                                      *****

Statements about the Company's earnings outlook and its plans, estimates and beliefs concerning the future are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on the Company's current expectations. Actual results may differ materially from those stated in the forward-looking statements due to a variety of factors which could affect the Company's operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statements. Factors that could impact future results include among others: the general market conditions in the communications, computer and automotive markets, and in the overall economy; whether the Company is able to implement measures to improve its financial condition and flexibility; the Company's successful execution of its restructuring, consolidation and cost-reduction plans; pricing

----------------------------------------

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The Annual Meeting of Shareholders of CTS Corporation was held on May 1, 2002. At the meeting, the following matters were submitted to a vote of the stockholders of CTS:

1. The election of nine directors to serve for one year beginning at the 2002 annual shareholders' meeting and expiring at the 2003 annual shareholders' meeting. A summary of votes by directors is shown below:

           Director                  For            Withheld
           --------                  ---            --------
       Walter S. Catlow           25,956,886         3,131,082
       Lawrence J. Ciancia        25,956,348         3,131,620
       Thomas G. Cody             25,954,892         3,133,076
       Gerald H. Frieling         25,931,937         3,156,031
       Roger R. Hemminghaus       25,961,422         3,126,546
       Michael A. Henning         25,957,602         3,130,366
       Robert A. Profusek         25,953,925         3,134,043
       Donald K. Schwanz          25,946,586         3,141,382
       Randall J. Weisenburger    25,949,550         3,138,418

------------------------------------

2. The CTS Corporation Management Incentive Plan was approved by the shareholders with 27,766,223 affirmative votes, 633,471 votes against, 688,274 abstaining votes, and 3,965,418 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

a.   Exhibits
     --------
     None

b.   Reports on Form 8-K
     -------------------

During the three-month period ending June 30, 2002, CTS filed the following reports on Form 8-K:


o Report dated April 18, 2002, under Item 5., Other Events, containing the press release announcing the completion of a private placement of convertible debt securities.

o Report dated April 22, 2002, under Items 5., Other Events, filing the Securities Purchase Agreements and the form of debenture related to its $25 million 6 1/2% Convertible Subordinated Debentures.

o Report dated April 30, 2002, under Item 5., Other Events, filing Amendment No. 2. to the Rights Agreement.

o Report dated June 20, 2002, under Item 5., Other Events, filing a copy of a press release announcing expected financial results for the second quarter of 2002.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                 CTS CORPORATION



/S/                             /S/
--------------------------      ------------------------------
Richard G. Cutter III           Vinod M. Khilnani
Vice President, Secretary       Senior Vice President and Chief
and General Counsel             Financial Officer


Dated: July 24, 2002