Form 10-Q
period 2002-09-29
CTS CORP
filed 2002-10-25
CIK 26058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 29, 2002
                               -----------------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to ________________

Commission File Number 1-4639
                       ------

                                 CTS CORPORATION
                                 ---------------
             (Exact name of registrant as specified in its charter)

           Indiana                                      35-0225010
           -------                                      ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

        905 West Boulevard North
              Elkhart, IN                           46514
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (574)293-7511
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

         Yes  X     No
             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 17, 2002: 33,846,071.

                        CTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----
PART I. -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Earnings (Loss) - For the Three Months
         and Nine Months ended September 29, 2002 and
         September 30, 2001                                                 3

         Condensed Consolidated Balance Sheets -
         As of September 29, 2002 and December 31, 2001                     4

         Condensed Consolidated Statements of Cash
         Flows - For the Nine Months Ended
         September 29, 2002 and September 30, 2001                          5

         Consolidated Statements of Comprehensive
         Earnings (Loss) - For the Three Months and Nine Months
         Ended September 29, 2002 and September 30, 2001                    6

         Notes to Condensed Consolidated Financial
         Statements                                                      7-15

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            15-25

         Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk                                        26

         Item 4.  Controls and Procedures                                  26

PART II. -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                     26-27

         Item 6.  Exhibits and Reports on Form 8-K                         27


SIGNATURES                                                                 27


CERTIFICATIONS
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002               28-30

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CTS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)-UNAUDITED
              (In thousands of dollars, except per share amounts)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 29,    SEPTEMBER 30,   SEPTEMBER 29,    SEPTEMBER 30,
                                               2002            2001             2002             2001
Net sales                                   $ 110,944        $ 131,153        $ 341,262        $ 451,864
Costs and expenses:
  Cost of goods sold                           87,059          102,551          273,590          359,819
  Selling, general and administrative
   expenses                                    16,651           21,370           48,531           67,454
  Research and development expenses             5,390            8,118           18,544           25,386
  Restructuring and impairment
   charges--Note C                             18,343               --           18,343           14,011
                                            ---------        ---------        ---------        ---------
Operating loss                                (16,499)            (886)         (17,746)         (14,806)

Other (expense) income:
  Interest expense                             (2,192)          (2,673)          (7,744)          (9,272)
  Interest income                                 113              168              281              517
  Other                                           150             (462)             682             (927)
                                            ---------        ---------        ---------        ---------
Total other expense                            (1,929)          (2,967)          (6,781)          (9,682)
                                            ---------        ---------        ---------        ---------
Loss before income taxes                      (18,428)          (3,853)         (24,527)         (24,488)
Income tax benefit                             (4,607)            (963)          (6,132)          (6,122)
                                            ---------        ---------        ---------        ---------
Net loss                                    $ (13,821)       $  (2,890)       $ (18,395)       $ (18,366)
                                            =========        =========        =========        =========

Net loss per share - Note J

  Basic                                     $   (0.41)       $   (0.10)       $   (0.56)       $   (0.66)
                                            ---------        ---------        ---------        ---------

  Diluted                                   $   (0.41)       $   (0.10)       $   (0.56)       $   (0.66)
                                            ---------        ---------        ---------        ---------

Cash dividends declared per share           $    0.03        $    0.03        $    0.09        $    0.09
                                            ---------        ---------        ---------        ---------

Average common shares outstanding:
  Basic                                        33,606           28,495           32,907           27,955
  Diluted                                      33,606           28,495           32,907           27,955


See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                   SEPTEMBER 29,    DECEMBER 31,
                                                       2002            2001*
ASSETS                                             (UNAUDITED)
Current Assets
  Cash                                              $  11,627       $  13,255
  Accounts receivable, less allowances
    (2002--$1,608; 2001--$1,470)                       64,870          81,563
  Inventories-Note B                                   40,977          50,149
  Other current assets                                  5,632           4,371
  Deferred income taxes                                51,646          51,336
                                                    ---------       ---------
     Total current assets                             174,752         200,674

Property, plant and equipment, less accumulated
depreciation (2002--$250,956; 2001--$207,212)         161,062         191,958
Other Assets
  Prepaid pension asset                               113,016         102,196
  Intangible assets-Note F                             40,871          44,004
  Assets held for sale-Note E                          18,220          21,940
  Other                                                 6,326           7,159
                                                    ---------       ---------
     Total other assets                               178,433         175,299
                                                    ---------       ---------
                                                    $ 514,247       $ 567,931
                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt-Note G       $    --         $  27,500
  Accounts payable                                     45,604          50,842
  Accrued liabilities                                  55,049          75,515
                                                    ---------       ---------
     Total current liabilities                        100,653         153,857

Long-term debt-Note G                                 103,475         125,013
Other long-term obligations                             7,001           7,274
Deferred income taxes                                  39,634          38,914
Shareholders' equity
  Preferred stock-authorized 25,000,000
   shares without par value; none issued                 --              --
  Common stock-authorized 75,000,000 shares
   without par value; 50,463,190 shares
   issued at September 29, 2002, and
   48,531,936 shares issued at
   December 31, 2001                                  239,660         213,947
Additional contributed capital                         23,326          24,153
Retained earnings                                     255,568         276,988
Accumulated other comprehensive loss                     (937)         (1,702)
                                                    ---------       ---------
                                                      517,617         513,386
Cost of common stock held in treasury
 2002--16,617,173 shares; 2001--17,630,192 shares    (254,133)       (270,513)
                                                    ---------       ---------
     Total shareholders' equity                       263,484         242,873
                                                    ---------       ---------
                                                    $ 514,247       $ 567,931
                                                    ---------       ---------


 *The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date.

  See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                            (In thousands of dollars)


                                                         NINE MONTHS ENDED
                                                    SEPTEMBER 29,  SEPTEMBER 30,
                                                        2002           2001
Cash flows from operating activities:
  Net loss                                            $(18,395)       $(18,366)
  Depreciation and amortization                         33,420          39,858
  Deferred income taxes                                   --            (2,746)
  Prepaid pension asset                                (10,820)        (11,091)
  Income tax benefit related to exercised
   stock options                                          --             3,687
  Restructuring and impairment charges                  18,343          14,011
Changes in assets and liabilities:
  Accounts receivable                                   16,693          54,928
  Inventories                                            9,172          30,968
  Other current assets                                  (1,670)         (1,147)
  Accounts payable and accrued liabilities             (29,241)        (72,152)
  Other                                                   (331)           (956)
                                                      --------        --------
  Total adjustments                                     35,566          55,360
                                                      --------        --------

  Net cash provided by operations                       17,171          36,994
                                                      --------        --------

Cash flows from investing activities:
  Capital expenditures                                 (11,341)        (71,927)
  Proceeds from the sale of assets                       2,317           5,000
  Other                                                   (139)         (2,754)
                                                      --------        --------

  Net cash used in investing activities                 (9,163)        (69,681)

Cash flows from financing activities:
  Payments of long-term obligations                    (75,088)        (20,000)
  Proceeds from issuance of long-term
   obligations                                          26,050          34,000
  Net change in short-term borrowings                     --            (2,116)
  Dividend payments                                     (2,932)         (2,554)
  Proceeds from issuance of common stock                40,960            --
  Stock options exercised                                   14          10,615
  Other                                                    103            --
                                                      --------        --------

Net cash (used for) provided by
  financing activities                                 (10,893)         19,945

Effect of exchange rate changes on cash                  1,257              27
                                                      --------        --------

Net decrease in cash                                    (1,628)        (12,715)
Cash at beginning of year                               13,255          20,564
                                                      --------        --------

Cash at end of period                                 $ 11,627        $  7,849
                                                      ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                            $  4,316        $  9,469
  Income taxes--net                                   $  4,127        $ 11,596



See notes to condensed consolidated financial statements.

                        CTS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - UNAUDITED
                            (In thousands of dollars)



                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    SEPTEMBER 29,    SEPTEMBER 30,       SEPTEMBER 29,      SEPTEMBER 30,
                                                      2002                2001               2002               2001
Net loss                                            $(13,821)           $(2,890)           $(18,395)          $(18,366)
Other comprehensive earnings (loss):
  Cumulative translation adjustments                     366                916               1,138               (194)
  Deferred gain (loss) on
    forward contract                                      14                 --                (373)                --
                                                    --------            -------            --------           --------
      Comprehensive loss                            $(13,441)           $(1,974)           $(17,630)          $(18,560)
                                                    ========            =======            ========           ========


See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                               September 29, 2002

NOTE A--BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation ("CTS" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair statement, in all material respects, of the financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made for the periods presented in the financial statements to conform to the classifications adopted in 2002.

NOTE B--INVENTORIES

The components of inventory consist of the following:


                                                 ($ in thousands)
                                            SEPTEMBER 29,   DECEMBER 31,
                                                2002            2001
             Finished goods                   $16,890         $19,660
             Work-in-process                    7,910           8,747
             Raw materials                     16,177          21,742
                                              -------         -------
                                              $40,977         $50,149
                                              =======         =======

NOTE C--RESTRUCTURING AND IMPAIRMENT CHARGES

2002 RESTRUCTURING AND IMPAIRMENT CHARGES

In the third quarter of 2002, CTS recorded $18.3 million of pre-tax restructuring and impairment charges. The restructuring and impairment charges reflect operational improvements and related organizational realignments primarily in the electronic components segment.

Significant actions under the third quarter 2002 restructuring plan include operational improvements and organizational realignments resulting in approximately 300 employee reductions; relocating certain manufacturing operations from a leased facility to a CTS-owned facility in Tianjin, China; relocating engineering and design activities from a leased engineering and design facility in Chung-Li, Taiwan to other CTS-owned facilities; and transferring certain production processes from CTS' Albuquerque, New Mexico facility to its Tianjin, China facility. Additionally, the charges reflect CTS' decision to terminate all design activities related to new custom variations for Voltage Controlled Oscillators ("VCO") and 9x11mm and 5x7mm Temperature Compensated Crystal Oscillators ("TCXO"). CTS will continue to manufacture existing designs of these products to satisfy current customer requirements. CTS expects to complete substantially all of these actions by the end of 2002.

The restructuring charge of $5.0 million recorded in the third quarter of 2002 relates primarily to organizational realignment in the electronic components segment, and reductions in support staff for the design of new custom variations of certain TCXO and VCO product lines. Included in this amount is $4.6 million of severance costs associated with the separation of approximately 300 employees, of which approximately 175 employees had been severed as of September 29, 2002. Approximately 67% of the employees severed were salary and indirect employees and 33% were hourly production employees.

The following table displays the restructuring activity and restructuring reserve balances for actions initiated in the third quarter of 2002:

                                                        ($ in millions)
                                              WORKFORCE       OTHER
                                              REDUCTIONS    EXIT COSTS    TOTAL
   Third quarter of 2002 charge                   $4.6         $0.4        $5.0
   Items paid or utilized in the third
     quarter of 2002                              (1.7)          --        (1.7)
                                                  ----         ----        ----
   Reserve balance at September 29, 2002          $2.9         $0.4        $3.3
                                                  ====         ====        ====

The 2002 restructuring plan also includes $13.3 million of asset impairment charges. Approximately $10.6 million of the impairment charge is the adjustment needed to recognize impairments resulting from the reduction in the remaining useful lives of certain manufacturing equipment following the decision to terminate the design of new custom variations of certain VCO and TCXO product lines. CTS will continue to manufacture existing designs of these products to satisfy current customer requirements. Approximately $2.1 million of the impairment charge relates to the write-off of leasehold improvements in Taiwan and China. Approximately $0.2 million relates to impairment of certain intangible assets acquired in the acquisition of the Component Products Division ("CTS Wireless") of Motorola, Inc. ("Motorola") (See Note D, "Acquisition"). The remaining $0.4 million impairment charge relates to further adjustments to the estimated fair value of certain assets held for sale (see Note E, "Assets Held for Sale").

2001 RESTRUCTURING AND IMPAIRMENT CHARGES

In 2001, CTS recorded $40.0 million of pre-tax restructuring and impairment charges, $14.0 million in the second quarter and $26.0 million in the fourth quarter. The restructuring plan actions were designed to enable the Company to operate more efficiently in the then-existing environment and, at the same time, position the Company for success when the economy improves. Major actions under the restructuring plan included closing its Chung-Li, Taiwan, manufacturing facility in the fourth quarter of 2001 and a decision to dispose of its Longtan, Taiwan, building. The plan also covered ceasing production at its Sandwich, Illinois, and Carlisle, Pennsylvania, facilities in 2002 and discontinuing the manufacture of intermediate frequency surface acoustical wave ("IF SAW") filters. IF SAW filter production was stopped at the end of the second quarter of 2001. Amounts included in the Condensed Consolidated Statement of Earnings
(Loss) relating to the manufacture of IF SAW filters were insignificant in 2001. The restructuring plan provided that production formerly completed at its Chung-Li, Taiwan; Sandwich, Illinois; and Carlisle, Pennsylvania, facilities be transferred to other existing CTS manufacturing locations. CTS has substantially completed these consolidations and transfers as of September 2002.

The following table displays the restructuring activity and restructuring reserve balances for the 2001 plan as of December 31, 2001 and September 29, 2002:


                                                       ($ in millions)
                                              WORKFORCE       OTHER
                                              REDUCTIONS    EXIT COSTS    TOTAL
     Second quarter 2001 charge                  $6.4         $2.0        $8.4
     Fourth quarter 2001 charge                   3.2          0.4         3.6
                                                 ----         -----       ----
     Total 2001 restructuring charge              9.6          2.4        12.0
     Items paid or utilized in 2001              (6.8)        (1.4)       (8.2)
                                                 ----         ----        ----
     Reserve balance at December 31, 2001         2.8          1.0         3.8
     Items paid or utilized in first nine
       months of 2002                            (2.1)        (0.7)       (2.8)
                                                 ----         ----        ----
     Reserve balance at September 29, 2002       $0.7         $0.3        $1.0
                                                 ====         ====        ====

$12.0 million of the restructuring charge recorded in 2001 relates to facility consolidations, including plant closures and product consolidations. Included in this amount is $9.6 million of severance benefits associated with the separation of approximately 1,500 employees. Approximately 12% of the employees severed were salary and indirect employees and 88% were hourly production employees.

The restructuring plan also includes $31.0 million of asset impairment charges. Approximately $26.9 million of the impairment charge is the adjustment needed to reduce certain assets held for sale to their estimated fair value. See further discussion in Note E, "Assets Held for Sale." An additional $1.2 million relates to the write-off of leasehold improvements, primarily at its Chung-Li, Taiwan, facility. The remaining $2.9 million relates to impairment of certain intangible assets associated with obsolete products and technology acquired in the acquisition of CTS Wireless (see Note D, "Acquisition").

CTS also recognized pension plan curtailment gains of approximately $3.0 million in 2001 resulting from plant closures under the restructuring plan.

During the first nine months of 2002, CTS recorded, in cost of sales, $1.3 million of one-time charges, consisting primarily of equipment relocation and other employee-related costs associated with the restructuring activities. During the first nine months of 2001, CTS recorded $8.3 million of restructuring-related one-time charges, primarily related to inventory writedowns and other employee-related costs, in cost of goods sold.

CTS continues to assess its product lines, facilities, methods of operations and processes to determine their appropriateness for expected market conditions going forward and to assess actions that might be taken to improve results. The Company could incur charges if changes are implemented as a result of these assessments.

NOTE D--ACQUISITION

In 1999, CTS acquired certain assets and liabilities of the Component Products Division of Motorola. The acquisition was accounted for under the purchase method of accounting. As part of the purchase agreement, CTS may be obligated to pay additional amounts in 2003 and 2004, depending upon increased sales and profitability of CTS Wireless in 2002 and 2003. No amounts were due to Motorola in 2002 under the calculations for 2001. No amount is expected to be paid in 2003 for 2002 based on current projections. The maximum remaining potential payment under the acquisition agreement was $34.8 million at September 29, 2002.

NOTE E--ASSETS HELD FOR SALE

Assets held for sale at September 29, 2002 and at December 31, 2001, are comprised of facilities, primarily the Longtan, Taiwan, building, and equipment that have been removed from service and are to be disposed of pursuant to the restructuring activities commenced in fiscal year 2001. Refer to Note C, "Restructuring and Impairment Charges." The Company completed an assessment in the fourth quarter of 2001 of the carrying value of its assets in light of then-existing and expected market conditions. The review highlighted certain assets for which no production demand or use currently existed or was forecasted to exist before economic obsolescence of the asset. An impairment loss was recorded to reduce these assets to their then-estimated fair value. The Company routinely monitors the estimated value of all assets held for sale and records adjustments to these values as required. During the third quarter of 2002, the Company reduced their estimate of the fair value of these assets by $0.4 million. These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal. However, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded. The assets to be disposed of are held by both the electronic components and electronic assemblies segments.

NOTE F--INTANGIBLE ASSETS

CTS recorded approximately $2.9 million and $5.1 million of intangible asset amortization in the nine month period ended September 29, 2002 and September 30, 2001, respectively. The components of intangible assets as of September 29, 2002, include the following:

                                          GROSS                       WEIGHTED
                                        CARRYING     ACCUMULATED       AVERAGE
     ($ in thousands)                    AMOUNT      AMORTIZATION       LIFE

     Amortized intangible assets:
        Customer Lists                   $36,405          (3,693)        30
        Patents                           10,319          (3,194)        10
        Technology                        12,014         (11,534)         4
        Other                                300            (259)         8
                                         -------        --------         --
           Total                          59,038         (18,680)        21
                                                                         --

     Unamortized Goodwill                    513              --
                                         -------        --------
           Total intangibles             $59,551        $(18,680)
                                         =======        ========

During the third quarter of 2002, CTS recorded an impairment charge of $0.2 million on the technology intangible as a result of the third quarter 2002 restructuring actions (see Note C, "Restructuring and Impairment Charges").

NOTE G--LONG-TERM DEBT

At September 29, 2002, CTS' amended credit agreement consisted of a revolving credit facility commitment totaling $115 million, expiring in December 2003. The outstanding balance was $36.5 million at September 29, 2002.

The credit agreement categorized all debt existing on December 20, 2001, as senior to any future debt. The debt is collaterized by substantially all U.S. assets and a pledge of 65% of the stock of certain non-U.S. subsidiaries. Interest rates on these borrowings fluctuate based upon LIBOR, with adjustments based on the ratio of CTS' consolidated senior indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. CTS pays a commitment fee that varies based on performance under certain financial covenants applicable to the undrawn portion of the revolving credit agreement. At September 29, 2002, that fee was 0.5 percent per annum. The credit agreement requires, among other things, that CTS maintain a minimum net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. These covenants could reduce the borrowing availability under the credit agreement. Additionally, the credit agreement limits the amount allowed for dividends, capital expenditures and acquisitions and requires the proceeds of all asset sales be applied against outstanding borrowings. Furthermore, it requires repayment in an amount of 90% of excess cash flow, as defined therein.

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

NOTE H--BUSINESS SEGMENTS

Financial Accounting Standards Board ("FASB") Financial Accounting Standard ("FAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. CTS has two reportable segments: electronic components and electronic assemblies. Electronic components are products which perform the basic level electronic function for a given product family for use in customer assemblies. Electronic components consist principally of wireless components used in cellular handsets; automotive sensors used in commercial or consumer vehicles; quartz crystals and oscillators, and ClearONE(TM) terminators used in the communications and computer markets; and resistor networks, switches and potentiometers used to serve multiple markets. Electronic assemblies are assemblies of electronic or electronic and mechanical products which, apart from the assembly, may themselves be marketed as separate stand-alone products. Such assemblies represent completed, higher-level functional products to be used in customer-end products or assemblies. These products consist principally of integrated interconnect products containing backpanel and connector assemblies used in the computer and communications infrastructure markets, RF (radio frequency) integrated modules used in cellular handsets, low temperature cofired ceramics ("LTCC") for global positioning systems ("GPS") and Bluetooth communications products and pointing sticks/cursor controls for notebook computers.

Management evaluates performance based upon segment operating earnings before interest and income taxes. Summarized financial information concerning CTS' reportable segments is shown in the following table:

  ($ in thousands)                        ELECTRONIC    ELECTRONIC
                                          COMPONENTS    ASSEMBLIES     TOTAL
  THIRD QUARTER 2002
  Net sales to external customers          $ 62,164      $ 48,780     $110,944
  Segment operating earnings               $    321      $  1,630     $  1,951
  Total assets                             $429,604      $ 84,643     $514,247

  THIRD QUARTER 2001
  Net sales to external customers          $ 70,202      $ 60,951     $131,153
  Segment operating earnings (loss)        $ (1,704)     $  1,581     $   (123)
  Total assets                             $485,200      $110,614     $595,814

  FIRST NINE MONTHS OF 2002
  Net sales to external customers          $186,312      $154,950     $341,262
  Segment operating earnings (loss)        $ (6,138)     $  8,024     $  1,886
  Total assets                             $429,604      $ 84,643     $514,247

  FIRST NINE MONTHS OF 2001
  Net sales to external customers          $250,649      $201,215     $451,864
  Segment operating earnings               $  2,728      $  4,743     $  7,471
  Total assets                             $485,200      $110,614     $595,814


Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:


                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
  ($ in thousands)                               SEPTEMBER 29,      SEPTEMBER 30,       SEPTEMBER 29,      SEPTEMBER 30,
                                                     2002                2001               2002                2001
  Total segment operating earnings (loss)         $ 1,951           $   (123)            $ 1,886            $ 7,471
  Restructuring, asset impairment
   and related one-time charges -
   Electronic Components                          (13,790)              (763)            (14,893)           (19,418)
  Restructuring, asset impairment
   and related one-time charges -
   Electronic Assemblies                           (4,660)                --              (4,739)            (2,859)
  Interest expense                                 (2,192)            (2,673)             (7,744)            (9,272)
  Other income (expense)                              263               (294)                963               (410)
                                                 --------           --------            --------           --------
  Loss before income taxes                       $(18,428)          $ (3,853)           $(24,527)          $(24,488)
                                                 ========           ========            ========           ========

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

NOTE J--EARNINGS PER SHARE

FAS No. 128, "Earnings per Share," requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations. As a result of the net loss for the third quarter of 2002 and 2001, 245,000 and 442,000, respectively, of dilutive securities issuable in connection with stock plans have been excluded from the diluted loss per share calculation because their effect would reduce the loss per share. These dilutive securities also include, at September 29, 2002, 152,000 shares of CTS common stock to be issued to DCA shareholders who have not yet tendered their stock certificates for exchange. In the third quarter of 2002 and 2001, the calculation also excludes the effect of stock options when the option exercise price exceeds the average market price of the common shares during the period. In the third quarter of 2002 and 2001, the number of stock options excluded from the computation was 1,564,000 and 812,000, respectively. Also, excluded from the 2002 third quarter diluted earnings per share calculation is the dilutive effect of the 1,247,000 of shares related to the $25 million convertible debt, as the impact of these shares would be anti-dilutive.

As a result of the net loss for the first nine months of 2002 and 2001, 295,000 and 802,000, respectively, of dilutive securities have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

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

In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard in 2003 will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE L--SUBSEQUENT EVENT

On October 11, 2002, CTS amended its credit agreement with its existing nine banks. The amended agreement reduces the revolving credit facility from $115 million to $85 million, establishes a basket for cash restructuring charges and adjusts certain financial covenants beginning in 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgement and estimates related to the following critical accounting policies could materially affect its consolidated financial statements.

     - Estimating inventory valuation, the allowance for doubtful accounts and other accrued liabilities.

     - Valuation of long-lived and intangible assets and depreciation / amortization periods.

     -   Income taxes

     -   Retirement plans

In the first nine months of 2002, there have been no changes in the above critical accounting policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

CTS assesses the carrying value of long-lived and intangible assets and the remaining useful lives whenever events or changes in circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors considered important which could trigger this review include significant decreases in operating results, significant changes in its use of the assets, decisions to curtail the development of new products or variations of current products, competitive factors and the strategy of its business, and significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived and intangible assets may not be recoverable, an impairment charge is recorded. Impairment is generally measured based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

In the third quarter of 2002, CTS reduced the carrying value of certain assets to estimated fair value through impairment charges totaling $13.3 million (see Note C, "Restructuring and Impairment Charges"). Fair values are determined based on estimated discounted cash flows, published third party sources, third party offers and information furnished by third party brokers/dealers.

The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

RETIREMENT PLANS

Actuarial assumptions are used in determining pension income and the benefit obligation. CTS, after considering the advice of its actuaries, assumes a discount rate, expected rate of return on plan assets and a rate of compensation increase in determining its annual pension income and the projected benefit obligation. During the fourth quarter of each year, CTS reviews its actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted. CTS anticipates that one or more of these assumptions will change. Changes in the actuarial assumptions could have a material affect on CTS' results of operations in future years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS

The following table highlights changes in significant components of the consolidated statements of earnings (loss) for the three-month periods ended September 29, 2002 and September 30, 2001.


                                                 ($ IN THOUSANDS)
                                    SEPTEMBER 29,   SEPTEMBER 30,    INCREASE
                                       2002            2001         (DECREASE)
     Net sales                      $ 110,944       $ 131,153       $ (20,209)
     Gross profit                      23,885          28,602          (4,717)
     Gross profit as a percent
      of sales                           21.5%           21.8%           (0.3%)
     Selling, general and
      administrative expenses          16,651          21,370          (4,719)
     Selling, general and
      administrative expenses as
      a percent of sales                 15.0%           16.3%           (1.3%)
     Research and development
      expenses                          5,390           8,118          (2,728)
     Restructuring and impairment
      charges                          18,343            --            18,343
     Operating loss                   (16,499)           (886)        (15,613)
     Operating loss as
      a percent of sales                (14.9%)          (0.7%)         (14.2%)
     Interest expense                   2,192           2,673            (481)
     Other income (expense)               150            (462)            612
     Loss before income tax
      benefit                         (18,428)         (3,853)        (14,575)
     Income tax benefit                (4,607)           (963)         (3,644)
     Income tax rate                     25.0%           25.0%           --
     Net loss                       $ (13,821)      $  (2,890)      $ (10,931)


Net sales decreased by $20.2 million, or 15% from the third quarter of 2001. The lower gross profit as a percent of sales results principally from lower absorption of fixed manufacturing overhead expenses caused by lower production levels combined with a downward pricing pressure. Partially offsetting this decrease are lower levels of restructuring-related, one-time charges included in costs of goods sold of $0.1 million in the third quarter of 2002 compared to $0.8 million in the third quarter of 2001. The 2002 and 2001 restructuring-related, one-time charges consist primarily of equipment relocation and other employee-related costs. Included in gross profit for the three-month period ending September 29, 2002 is approximately $1.0 million pertaining to the resolution of a customer credit related to prior periods.

As a percentage of total sales, the third quarter of 2002 sales of electronic components and electronic assemblies were 56% and 44%, respectively. In the third quarter of 2001, as a percentage of total sales, sales of electronic components and electronic assemblies were 54% and 46%, respectively. Refer to Note H, "Business Segments," for a description of the Company's business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


The electronic components segment experienced an $8.0 million sales decrease, or 11%, from the third quarter of 2001. Sales decreases occurred principally as a result of the softness in demand and price erosion for wireless handset and infrastructure components for the communication market.

The electronic assemblies segment experienced a 2002 sales decrease of $12.2 million, or 20%, from the third quarter of 2001. The revenue decrease was primarily the result of lower demand for integrated interconnect systems products for the data storage systems for the computer equipment and communication markets, and the continued softness and price erosion in the wireless handset market.

Selling, general and administrative expenses were $16.7 million, versus $21.4 million in the prior year's quarter. The reduction was primarily due to 2001 and 2002 restructuring actions and cost reduction programs, and lower sales-related expenses.

Research and development expenses decreased $2.7 million to $5.4 million from the third quarter of 2001. The reduction reflects savings through organization consolidation and relocation of certain R&D activities as well as the decision to end the design of new variations of certain products. Significant ongoing R&D activities continue in our wireless and automotive product lines to support current product and process enhancements, to expand applications and to enable new product development.

In the third quarter of 2002, CTS recorded $18.3 million of pre-tax restructuring and impairment charges. The restructuring and impairment charges reflect operational improvements and related organizational realignments primarily in the electronic components segment.

Significant actions under the third quarter 2002 restructuring plan include operational improvements and organizational realignments resulting in approximately 300 employee reductions; relocating certain manufacturing operations from a leased facility to a CTS-owned facility in Tianjin, China; relocating engineering and design activities from a leased engineering and design facility in Chung-Li, Taiwan to other CTS-owned facilities; and transferring certain production processes from CTS' Albuquerque, New Mexico facility to its Tianjin, China facility. Additionally, the charges reflect CTS' decision to terminate all design activities related to new custom variations for Voltage Controlled Oscillators ("VCO") and 9x11mm and 5x7mm Temperature Compensated Crystal Oscillators ("TCXO"). CTS will continue to manufacture existing designs of these products to satisfy current customer requirements. CTS expects to complete substantially all of these actions by the end of 2002. See also Note C, "Restructuring and Impairment Charges."

The restructuring charge of $5.0 million recorded in the third quarter of 2002 relates primarily to organizational realignment in the electronic components segment, and reductions in support staff for the design of new custom variations of certain TCXO and VCO product lines. Included in this amount is $4.6 million of severance costs associated with the separation of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

approximately 300 employees, of which approximately 175 employees had been severed as of September 29, 2002. Approximately 67% of the employees severed were salary and indirect employees and 33% were hourly production employees.

The following table displays the restructuring activity and restructuring reserve balances for actions initiated in the third quarter of 2002:


                                                       ($ in millions)
                                                WORKFORCE       OTHER
                                              REDUCTIONS     EXIT COSTS   TOTAL
    Third quarter of 2002 charge                 $4.6            $0.4      $5.0
    Items paid or utilized in the third
      quarter of 2002                            (1.7)            ---      (1.7)
                                                 ----            ----      ----
    Reserve balance at September 29, 2002        $2.9            $0.4      $3.3
                                                 ====            ====      ====

The 2002 restructuring plan also includes $13.3 million of asset impairment charges. Approximately $10.6 million of the impairment charge is the adjustment needed to recognize impairments resulting from the reduction in the remaining useful lives of certain manufacturing equipment following the decision to terminate the design of new custom variations of certain VCO and TCXO product lines. CTS will continue to manufacture existing designs of these products to satisfy current customer requirements. Approximately $2.1 million of the impairment charge relates to the write-off of leasehold improvements in Taiwan and China. Approximately $0.2 million relates to impairment of certain intangible assets acquired in the acquisition of CTS Wireless (See Note D, "Acquisition"). The remaining $0.4 million impairment charge relates to further adjustments to the estimated fair value of certain assets held for sale (see Note E, "Assets Held for Sale"). The expected 2003 pre-tax profitability improvement associated with the 2002 restructuring and asset impairment charges is estimated to be approximately $17 million.

The increase in operating loss of $15.6 million was principally due to the lower gross profit on reduced sales and $18.3 million of restructuring and impairment charges recorded in 2002. This was partially offset by lower selling, general and administrative expenses and research and development expenses.

Interest expense decreased $0.5 million in the third quarter of 2002 as compared to the third quarter of 2001 primarily due to lower debt levels.

The increase in other income is attributable to higher gains on sales of property, plant and equipment and favorable effects of exchange rates in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

The following table highlights changes in significant components of the consolidated statements of earnings (loss) for the nine month periods ended September 29, 2002 and September 30, 2001:

                                                ($ in thousands)
                                   SEPTEMBER 29,   SEPTEMBER 30,   INCREASE
                                      2002             2001       (DECREASE)
Net sales                            $ 341,262     $ 451,864     $(110,602)
Gross profit                            67,672        92,045       (24,373)
Gross profit as a percent of sales        19.8%         20.4%         (0.6%)
Selling, general and
 administrative expenses                48,531        67,454       (18,923)
Selling, general and
 administrative expenses as a
 percent of sales                         14.2%         14.9%         (0.7%)
Research and development expenses       18,544        25,386        (6,842)
Restructuring and impairment
 charges                                18,343        14,011         4,332
Operating loss                         (17,746)      (14,806)       (2,940)
Operating loss, as a
 percent of sales                         (5.2%)        (3.3%)        (1.9%)
Interest expense                         7,744         9,272        (1,528)
Other income (expense)                     682          (927)        1,609
Loss before income
 tax benefit                           (24,527)      (24,488)          (39)
Income tax benefit                      (6,132)       (6,122)          (10)
Income tax rate                           25.0%         25.0%         --
Net loss                             $ (18,395)    $ (18,366)    $     (29)

CHANGES IN RESULTS OF OPERATIONS: COMPARISON OF FIRST NINE MONTHS 2002 TO FIRST NINE MONTHS 2001

Net sales decreased by $110.6 million, or 24% from the first nine months of 2001. Sales decreased $64.3 million, or 26%, in the electronic component segment and $46.3 million, or 23%, in the electronic assemblies segment. The decrease in electronic components and electronic assemblies segments was primarily due to weak economic conditions and the related effects in the primary markets served by CTS' two operating segments.

As a percentage of total sales, sales of electronic components and electronic assemblies in the first nine months of 2002 and 2001 were 55% and 45%, respectively. Refer to Note H - "Business Segments," for a description of the Company's business segments.

Gross profit decreased primarily due to lower sales levels. The lower gross profit as a percent of sales results principally from lower absorption of fixed manufacturing overhead expenses caused by lower production levels, combined with a downward pricing pressure. Included in the first nine months of 2002 and 2001 are $1.3 million and $8.3 million, respectively, of one-time charges, including inventory writedowns, equipment relocation, and other employee-related costs associated with the Company's restructuring

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

CHANGES IN RESULTS OF OPERATIONS: COMPARISON OF FIRST NINE MONTHS 2002 TO FIRST NINE MONTHS 2001 (CONT'D)

plans. Gross profit for the first nine months of 2002 also includes $3.1 million of a customer reimbursement for expenses substantially incurred in prior quarters and $1.0 million pertaining to the resolution of a customer credit related to prior periods.

Selling, general and administrative expenses decreased primarily due to 2001 and 2002 restructuring actions and cost reduction programs, and lower sales-related expenses.

Research and development expenses decreased $6.8 million to $18.5 million from the first nine months of 2001. The reduction reflects savings through organization consolidation and relocation of certain R&D activities, as well as the decision to end the design of new variations of certain products. Significant ongoing R&D activities continue in our wireless and automotive product lines to support current product and process enhancements, to expand applications and to enable new product development.

In the third quarter of 2002, CTS recorded $18.3 million of pre-tax restructuring and impairment charges. The restructuring and impairment charges reflect operational improvements and related organizational realignments primarily in the electronic components segment.

Significant actions under the third quarter 2002 restructuring plan include operational improvements and organizational realignments resulting in approximately 300 employee reductions; relocating certain manufacturing operations from a leased facility to a CTS-owned facility in Tianjin, China; relocating engineering and design activities from a leased engineering and design facility in Chung-Li, Taiwan to other CTS-owned facilities; and transferring certain production processes from CTS' Albuquerque, New Mexico facility to its Tianjin, China facility. Additionally, the charges reflect CTS' decision to terminate all design activities related to new custom variations for Voltage Controlled Oscillators ("VCO") and 9x11mm and 5x7mm Temperature Compensated Crystal Oscillators ("TCXO"). CTS will continue to manufacture existing designs of these products to satisfy current customer requirements. CTS expects to complete substantially all of these actions by the end of 2002. See also Note C, "Restructuring and Impairment Charges."

The restructuring charge of $5.0 million recorded in the third quarter of 2002 relates primarily to organizational realignment in the electronic components segment, and reductions in support staff for the design of new custom variations of certain TCXO and VCO product lines. Included in this amount is $4.6 million of severance costs associated with the separation of approximately 300 employees, of which approximately 175 employees had been severed as of September 29, 2002. Approximately 67% of the employees severed were salary and indirect employees and 33% were hourly production employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

CHANGES IN RESULTS OF OPERATIONS: COMPARISON OF FIRST NINE MONTHS 2002 TO FIRST NINE MONTHS 2001 (CONT'D)

The following table displays the restructuring activity and restructuring reserve balances for actions initiated in the third quarter of 2002:

                                                        ($ in millions)
                                            WORKFORCE        OTHER
                                           REDUCTIONS      EXIT COSTS    TOTAL
    Third quarter of 2002 charge             $ 4.6            $0.4       $ 5.0
    Items paid or utilized in the third
      quarter of 2002                         (1.7)           ----        (1.7)
                                             -----            ----       -----
    Reserve balance at September 29, 2002    $ 2.9            $0.4       $ 3.3
                                             =====            ====       =====

The 2002 restructuring plan also includes $13.3 million of asset impairment charges. Approximately $10.6 million of the impairment charge is the adjustment needed to recognize impairments resulting from the reduction in the remaining useful lives of certain manufacturing equipment following the decision to terminate the design of new custom variations of certain VCO and TCXO product lines. CTS will continue to manufacture existing designs of these products to satisfy current customer requirements. Approximately $2.1 million of the impairment charge relates to the write-off of leasehold improvements in Taiwan and China. Approximately $0.2 million relates to impairment of certain intangible assets acquired in the acquisition of CTS Wireless (See Note D, "Acquisitions"). The remaining $0.4 million impairment charge relates to further adjustments to the estimated fair value of certain assets held for sale (see Note E, "Assets Held for Sale"). The expected 2002 pre-tax profitability improvement associated with the 2002 restructuring and asset impairment charges is estimated to be approximately $17 million.

During the first nine months of 2001, CTS recorded $14 million of restructuring and impairment charges relating to a plan to realign its operations. The plan was designed to enable the Company to operate more efficiently in the then-existing environment and, at the same time, position the Company for success when the economy improves. See Note C, "Restructuring and Impairment Charges," for a more detailed explanation of the plan actions. The expected 2002 pre-tax profitability improvement associated with the 2001 restructuring and asset impairment charges is estimated to be $15 million.

The operating loss for the first nine months of 2002 was $2.9 million greater than the operating loss for the first nine months of 2001 primarily due to incremental restructuring and impairment charges of $4.3 million. Other factors impacting the change in operating loss include lower gross margin on lower sales partially offset by reduced operating expenses.

Interest expense decreased $1.5 million for the first nine months of 2002 compared to the same period in 2001 primarily due to lower debt levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

CHANGES IN RESULTS OF OPERATIONS: COMPARISON OF FIRST NINE MONTHS 2002 TO FIRST NINE MONTHS 2001 (CONT'D)

The increase in other income is attributable to higher gains on sales of property, plant and equipment and favorable effects of exchange rates in the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights changes in balance sheet items and ratios and other information related to liquidity and capital resources:

                                               (Dollars in thousands)
                                    SEPTEMBER 29,    DECEMBER 31,     INCREASE
                                        2002             2001        (DECREASE)
    Cash                              $ 11,627         $ 13,255       $ (1,628)
    Accounts receivable, net            64,870           81,563        (16,693)
    Inventories, net                    40,977           50,149         (9,172)
    Current assets                     174,752          200,674        (25,922)
    Accounts payable                    45,604           50,842         (5,238)
    Current portion of debt                 --           27,500        (27,500)
    Current liabilities                100,653          153,857        (53,204)
    Working capital                     74,099           46,817         27,282
    Current ratio                          1.7              1.3            0.4
    Long-term debt (including
     current maturities)               103,475          152,513        (49,038)
    Shareholders' equity               263,484          242,873         20,611
    Long-term debt (including
     current maturities) as a
     percent of shareholders'
     equity                                 39%              63%           (24%)
    Long-term debt (including
     current maturities) as a
     percent of capitalization              28%              39%           (11%)

The percentage of long-term debt to shareholders' equity decreased to 39% on September 29, 2002, versus 63% on December 31, 2001, due to the repayment of debt with the proceeds from the issuance of common stock and from cash provided by operations.

From December 31, 2001, to September 29, 2002, CTS' working capital increased $27.3 million. This increase is primarily attributable to the reduction in the current portion of borrowings at September 29, 2002, compared with December 31, 2001, of $27.5 million. Additional reductions in accounts payable and accruals ($25.7 million) were offset by reductions in accounts receivable ($16.7 million) and inventory ($9.2 million).

Capital expenditures were $11.3 million during the first nine months of 2002, compared with $71.9 million for first nine months of 2001. The 2002 capital expenditures were primarily for production equipment for new products. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

capital expenditures in the first nine months of 2001 were primarily for building projects in Asia of $34.6 million and for new production equipment for new products and technologies.

In the first nine months of 2002, cash flows provided by operating activities were $17.2 million. The net loss for the first nine months of 2002 combined with the increase in the pension asset and the net increase in working capital were more than offset by the depreciation and amortization and restructuring and impairment charges for the first nine months of 2002.

In the first nine months of 2001, cash flows provided by operating activities were $37.0 million.

Cash flows used for investing activities totaled $9.2 million through the first nine months of 2002, including $11.3 million of capital expenditures, partially offset by $2.3 million of proceeds from the sale of assets held for sale and other property, plant and equipment. In the first nine months of 2001, cash flows used for investing activities totaled $69.7 million, consisting primarily of $71.9 million of capital expenditures partially offset by $5.0 million of proceeds from the sale/leaseback of property.

Cash flows used for financing activities were $10.9 million in the first nine months of 2002 consisting primarily of repayments of debt of $75.1 million and dividend payments of $2.9 million. These uses of cash were partially offset by proceeds from the issuance of debt of $26.1 million, primarily the $25 million of convertible, subordinated debentures, and proceeds from the issuance of common stock of $41.0 million. Cash flows provided by financing activities were $19.9 million in the first nine months of 2001, consisting primarily of a net increase in debt of $14.0 million, $10.6 million related to the exercise of stock options, and other financing activities, primarily related to proceeds from additional borrowings under the short-term notes payable and dividend payments.

CTS' capital expenditures for 2002 are presently expected to total less than $20 million, $11.3 million of which has been spent during the first nine months of the year. These capital expenditures are primarily for new products and cost savings initiatives.

On October 11, 2002, CTS amended its credit agreement with its existing nine banks. The amended agreement reduces the revolving credit facility from $115 million to $85 million, establishes a basket for cash restructuring charges and adjusts certain financial covenants beginning in 2003. The agreement includes the revolving credit facility commitment which expires in December 2003. The outstanding balance was $36.5 million at September 29, 2002.

These debt agreements contain financial covenants as described in Note G, "Long-term Debt." Although CTS management currently expects to be in compliance with all financial covenants in the future, there can be no

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

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

During 2002, CTS was required to repay $27.5 million term loans under its credit agreement, all of which had been paid, and to make $5.9 million of lease payments.

On December 14, 1999, CTS' shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.
During the first nine months of 2002, CTS issued $28.2 million of common stock under this registration statement and received net proceeds of $28.1 million. CTS used the net proceeds of these equity issuances to repay term loans under its credit agreement. As of September 29, 2002, CTS could offer up to $445.8 million of additional debt and/or equity securities under this registration statement.

On November 13, 2001, CTS' Form S-3 registration statement registering 2.0 million shares of CTS common stock to be issued under CTS' Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission. During the first nine months of 2002, CTS issued $12.9 million of common stock under this registration statement. CTS used the net proceeds of these equity issuances to repay term and revolving loans under its credit agreement and for working capital. As of September 29, 2002, CTS could issue up to approximately an additional 850,000 shares of common stock under this registration statement.

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

ITEM 4. CONTROLS AND PROCEDURES

On September 25, 2002, in response to the requirement of the Sarbanes-Oxley Act of 2002, we initially reviewed our internal control structure and our disclosure controls and procedures. Such controls and procedures are designed to ensure that material information related to CTS and its subsidiaries is made known, on a regular basis, to management including our CEO and CFO. These disclosure controls and procedures were again reviewed and evaluated on October 17, 2002. Based on this evaluation, the Company, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect the internal controls of the company.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      (10)(a) The Second Amendment to the Third Amended and Restated Credit Agreement.

      (99)(a) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.    Reports on Form 8-K

      During the three-month period ended September 29, 2002, CTS filed one report on Form 8-K dated August 21, 2002, under Item 5., Other Events, containing the press release announcing that CTS was evaluating further restructuring actions.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS CORPORATION                 CTS CORPORATION


/s/ RICHARD G. CUTTER III       /s/ VINOD M. KHILNANI
---------------------------     ---------------------------------
Richard G. Cutter III           Vinod M. Khilnani
Vice President, Secretary       Senior Vice President and Chief
and General Counsel             Financial Officer


Dated: October 24, 2002

                                 CERTIFICATIONS

I, Donald K. Schwanz, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of CTS
Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October 24, 2002                         /s/ DONALD K. SCHWANZ
       -----------------------------         ----------------------------------
                                                    Donald K. Schwanz
                                                 Chairman of the Board &
                                                 Chief Executive Officer


                                 CERTIFICATIONS

I, Vinod M. Khilnani, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of CTS
Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    October 24, 2002                      /s/ VINOD M. KHILNANI
       -----------------------------         -------------------------------
                                                   Vinod M. Khilnani
                                                  Sr. Vice President &
                                                Chief Financial Officer