Form 10-K
period 2002-12-31
CTS CORP
filed 2003-02-14
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For Fiscal Year Ended December 31, 2002
       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-4639

CTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

905 West Boulevard North, Elkhart, IN	46514
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 574-293-7511

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, without par value	New York Stock Exchange

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
Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  X     No

The aggregate market value of the voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS’ common stock on February 11, 2003, was approximately $250.4 million. There were 34,111,810 shares of Common Stock, without par value, outstanding on February 11, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2002 Annual Report to shareholders are incorporated herein by reference in Parts 1 and 2.

(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on May 1, 2003, are incorporated by reference in Part 3.

   TABLE OF CONTENTS

	PART 1
1.	Business	1
2.	Properties	8
3.	Legal Proceedings	9
4.	Submission of Matters to a Vote of Security Holders	10

	PART 2

5.	Market for Registrant's Common Equity and Related Stockholder Matters	10
6.	Selected Financial Data	10
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
7A.	Quantitative and Qualitative Disclosures About Market Risk	10
8.	Financial Statements and Supplementary Data	10
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11

	PART 3

10.	Directors and Executive Officers of the Registrant	11
11.	Executive Compensation	12
12.	Security Ownership of Certain Beneficial Owners and Management	12
13.	Certain Relationships and Related Transactions	13
14.	Controls and Procedures	13

	PART 4

15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K	14

i

PART 1

Item 1.  Business

CTS Corporation is a global manufacturer of components and sensors and a supplier of electronics manufacturing services. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. The principal executive offices are located in Elkhart, Indiana. CTS maintains a website at http://www.ctscorp.com. Filing on Forms 10-K, 10-Q and 8-K made by CTS with the Securities and Exchange Commission may be obtained, free of charge, on this website, as soon as reasonably practicable after filing.

CTS Corporation designs, manufactures, assembles and sells a broad line of components and sensors and provides electronics manufacturing services primarily for the automotive, communications and computer markets. CTS operates manufacturing facilities located throughout North America, Asia and Europe. Our product lines serve major markets globally, focused primarily on the needs of original equipment manufacturers (OEMs). Sales and marketing is accomplished through CTS sales engineers, independent manufacturers’ representatives and distributors.

Statements about the Company’s earnings outlook and its plans, estimates and beliefs concerning the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations. Actual results may differ materially from those reflected in the forward-looking statements due to a variety of factors which could affect the Company’s operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statements. Factors that could impact future results include among others: the general market conditions in the automotive, communications and computer markets, and in the overall economy; reliance on key customers; whether the Company is able to implement measures to improve its financial condition and flexibility; pricing pressures and demand for the Company’s products, especially if economic conditions worsen or do not recover in the key markets for the Company’s products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks.

BUSINESS SEGMENTS AND PRODUCTS BY MAJOR MARKET

At the beginning of the fourth quarter of 2002, CTS renamed the reportable business segments and realigned the product lines included in each segment to reflect changes in its organizational structure and the manner that results are evaluated and resources allocated by the chief operating decision maker. All segment data included in this Form 10-K reflects the reportable business segments adopted in 2002. CTS has two reportable business segments: 1) Components and Sensors and 2) Electronics Manufacturing Services (EMS).

Components and sensors are products which perform specific electronic functions for a given product family for use by global original equipment manufacturers, contract manufacturers and electronic distributors. Components and sensors consist principally of:

•	quartz crystals and oscillators used in public infrastructure and networking for the communications and computer markets;

•	automotive sensors and actuators used in the automotive market;

•	terminators, including ClearONE(TM)terminators, used in computer and other high speed applications;

•	potentiometers, resistor networks and switches used to serve multiple markets;

•	ceramic filters and radio frequency (RF) integrated modules used in cellular handsets;

•	pointing sticks/cursor controls for computers and games for the computer market; and

•	low temperature cofired ceramics (LTCC) for applications such as global positioning system (GPS) devices and electronic substrates used in various automotive and communications applications.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with OEMs or other contract manufacturers. EMS also includes design of interconnect systems and complex backplanes, global supply-chain management services and related manufacturing and design services as may be required by the customer.

Products from the Components and Sensors business segment are principally sold into three major OEM markets: 1) automotive, 2) communications and 3) computer. Products from the EMS business segment are principally sold into the communications and computer OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls and defense/aerospace.

The following tables provide a breakdown of net sales by business segment and market in dollars and as a percent of consolidated net sales:

	Components & Sensors			EMS			Total

(Net sales $ in millions)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Markets
Automotive	$115.9	$114.3	$131.3	$--	$--	$--	$115.9	$114.3	$131.3
Communications	112.7	196.8	391.1	28.2	51.8	60.9	140.9	248.6	452.0
Computer	16.9	22.8	51.4	156.1	156.6	176.7	173.0	179.4	228.1
Other	25.4	32.2	52.5	2.6	3.2	2.6	28.0	35.4	55.1

Consolidated
net sales	$270.9	$366.1	$626.3	$186.9	$211.6	$240.2	$457.8	$577.7	$866.5

	Components & Sensors			EMS			Total

(As a % of consolidated net sales)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Markets
Automotive	25%	20%	15%	--	--	--	25%	20%	15%
Communications	25%	34%	45%	6%	9%	7%	31%	43%	52%
Computer	4%	4%	6%	34%	27%	21%	38%	31%	27%
Other	5%	5%	6%	1%	1%	--	6%	6%	6%

Net sales by segment as a % of
consolidated net sales	59%	63%	72%	41%	37%	28%	100%	100%	100%

Net sales to external customers, operating earnings and total assets by segment, and net sales and long-lived assets by geographic area, are contained in Note I, “Business Segments,” appearing in the financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

General market conditions in the global automotive, communications and computer industries and in the overall economy also affect the business of CTS. Any adverse occurrence that results in a significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could have a material adverse effect on our business, financial condition and results of operations.

The following table identifies major products by their business segment and markets. Many products are sold into several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Other Markets
COMPONENTS AND SENSORS:
Ceramic Filters		•
Quartz Crystals, Clock and Precision Oscillators		•	•	•
Automotive Sensors	•
Resistor Networks	•	•	•	•
ClearONE™ Terminators			•
DIP Switches and Potentiometers	•	•	•	•
Actuators	•
RF Integrated Modules		•	•	•
Pointing Sticks/Cursor Controls			•	•
Low Temperature Cofired Ceramics (LTCC)	•	•
EMS:
Integrated Interconnect Systems and Backpanels		•	•	•

MARKETING AND DISTRIBUTION

CTS sales engineers and independent manufacturers’ representatives sell products from both the Components and Sensors business segment and the EMS business segment to OEMs. CTS maintains sales offices in China, Hong Kong, Japan, South Korea, Scotland, Singapore, Taiwan and the United States. Approximately 65% of 2002 net sales was attributable to coverage by CTS sales engineers.

CTS sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing and developing products to meet specific customer requirements.

CTS utilizes the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by CTS sales engineers for both of its business segments. Independent manufacturers’ representatives receive commissions from CTS. During 2002, 32% of net sales was attributable to coverage by independent manufacturers’ representatives. CTS also uses distributors for customers in its Components and Sensors business segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2002, independent distributors and/or dealers accounted for approximately 3% of net sales.

The following table summarizes marketing and distribution methods utilized by business segment and for consolidated CTS in 2002:

	Components and Sensors	EMS	Consolidated Net Sales

CTS sales engineers	74%	51%	65%
Independent manufacturers' representatives	20%	49%	32%
Independent distributors	6%	--%	3%

	100%	100%	100%

RAW MATERIALS

CTS utilizes a wide variety of raw materials and purchased parts in its manufacturing processes. The following are the most significant raw materials and purchased parts, identified by business segment:

Components

and Sensors:	Copper, brass, precious metals, resistive and conductive inks, piezoceramics, passive electronic components and semiconductors, integrated circuits, ceramic materials, plastic and molding compounds, printed circuit boards, quartz blanks and crystals.

EMS:	Power supplies and converters, prefabricated steel, printed circuit boards, passive electronics components and semiconductors, integrated circuits, connectors, cables and modules.

These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe it is dependent upon one or a limited number of vendors. Although CTS purchases all of its semiconductors from a limited number of vendors, alternative sources are available. In 2002, substantially all of these materials were available in adequate quantities to meet CTS’ production demands.

CTS does not currently anticipate any raw material shortages which would slow production. However, the lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to CTS may vary. Occasionally CTS might need to order raw materials in greater quantities and at higher prices than optimal to compensate for the variability of lead times for delivery.

Precious metal prices may have a significant effect on the cost and selling price of many CTS products, particularly some ceramic filters, sensors, resistor networks and switches.

WORKING CAPITAL

Working capital requirements are generally dependent on the overall level of business activities. During 2002, consolidated working capital decreased from $46.8 million to $17.8 million. Lower inventory and accounts receivable levels primarily caused by reduced sales volumes contributed $31.6 million of the decrease to working capital. Other significant components of the change in working capital include lower current deferred tax assets of $15.5 million which were partially offset by lower trade payable and other accruals of $19.7 million. Changes in CTS’ cash position during 2002 are shown in the “Consolidated Statements of Cash Flows” as noted in the Index appearing under Item 15 (a) (1) and (2).

CTS does not usually buy inventories or manufacture products without actual or reasonably anticipated customer orders, except for some standard, off-the-shelf distributor products. CTS is not generally required to carry significant amounts of inventory in anticipation of rapid delivery requirements because most customer orders are custom built. CTS has “just-in-time” arrangements with certain major customers and vendors to efficiently meet delivery requirements.

CTS carries raw materials, including certain semiconductors, work-in-process and finished goods inventories which are unique to particular customers. In the event of reductions or cancellations of orders, some inventories may not be useable or returnable to vendors for credit. CTS generally imposes charges for the reduction or cancellation of orders by customers, and these charges are usually sufficient to cover a significant portion of the financial exposure of CTS for inventories which are unique to a customer. CTS does not customarily grant special return or payment privileges to customers. CTS’ working capital requirements and businesses are generally neither cyclical nor seasonal.

PATENTS, TRADEMARKS AND LICENSES

CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS believes its success is not materially dependent on the existence or duration of any patent, group of patents or trademarks. CTS was issued 29 new U.S. patents in 2002 and currently holds in excess of 360 U.S. patents with hundreds of non-U.S. counterpart patents.

CTS licenses the right to manufacture several electronic products to companies in the United States and non-U.S. countries. In 2002, license and royalty income was less than 1% of net sales. CTS believes its success is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.

MAJOR CUSTOMERS

CTS’ 15 largest customers represented 73% of net sales in 2002 and 75% of net sales in 2001 and 2000. Sales to Hewlett-Packard Company (Hewlett-Packard), which acquired Compaq Computer Corporation (Compaq) in May 2002, amounted to 33% of net sales in 2002. Sales to Compaq were 28% of net sales in 2001, and 21% of net sales in 2000. Sales to Motorola, Inc. (Motorola) accounted for 12% of net sales in 2002, 17% of net sales in 2001 and 21% of net sales in 2000.

The Components and Sensors business segment revenues from Motorola represent $38.6 million, or 14%, $84.2 million, or 23%, and $180.3 million, or 29%, of the segment’s revenue for the years ended December 31, 2002, 2001 and 2000, respectively. EMS business segment revenues from Hewlett-Packard represent $150.4 million, or 80%, of the segment’s revenue for the year ended December 31, 2002. EMS business segment revenues from Compaq were $160.2 million, or 76%, and $177.6 million, or 74%, of the segment’s revenue for the years ended December 31, 2001 and 2000, respectively.

We expect to continue to depend on sales to our major customers. Some of our customers are increasingly outsourcing their purchasing activities, with the result that a greater emphasis is being placed on cost while maintaining an emphasis on quality. Since it is difficult to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of orders with us in the future. If one or more of our customers were to become insolvent or otherwise unable to pay for our products, our operating results, financial condition and cash flows could be adversely affected.

ORDER BACKLOG

Order backlog may not provide an accurate indication of present or future revenue levels for CTS. For many components and sensors and EMS products, the period between receipt of orders and expected delivery is relatively short. Additionally, large orders from major customers may include backlog covering an extended period of time. Production scheduling and delivery for these orders could be changed or canceled by the customer on relatively short notice.

The following table shows order backlog by segment and in total as of January 26, 2003 and January 27, 2002.

	January 26, 2003	January 27, 2002
	($ in millions)
Components and Sensors	$52.3	$57.1
EMS	10.9	11.3

Total	$63.2	$68.4

Backlog decreased slightly compared to amounts from one year ago. Many customers are still displaying a conservative ordering pattern, including short-term and small quantity orders. Order backlog at the end of January 2003 will generally be filled during the 2003 fiscal year.

GOVERNMENT CONTRACTS

CTS estimates less than 1% of its net sales are associated with purchases by the government.

COMPETITION

In the Components and Sensors business segment, CTS competes with many U.S. and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery and service. Most CTS product lines encounter significant global competition. The number of significant competitors varies from product line to product line. No one competitor competes with CTS in every product line, but many competitors are larger and more diversified than CTS. Some competitors are divisions or affiliates of CTS’ customers.

In the EMS segment, CTS competes with a number of well-established U.S. and non-U.S. manufacturers on the basis of product features, price, technology, quality, reliability, delivery and service in the markets in which we participate. Most CTS product lines encounter significant global competition. Some of our competitors have greater manufacturing and financial resources. However, we generally do not pursue extremely high volume, highly price sensitive business, as do some of our major competitors. Some competitors are divisions or affiliates of CTS’ customers.

In both the Components and Sensors and EMS business segments, some customers have reduced or plan to reduce their number of suppliers, while increasing the volume of their purchases. Most customers are demanding higher quality, reliability and delivery standards from CTS as well as competitors. These trends create opportunities for CTS, but also increase the risk of loss of business to competitors. CTS is subject to competitive risks which are the nature of the electronics industry including short product life cycles and technical obsolescence.

CTS believes it competes most successfully in custom products manufactured to meet specific applications of major OEMs.

NON-U.S. REVENUES AND RISKS

In 2002, 56% of net sales to external customers originated from non-U.S. operations compared to 57% in 2001 and 52% in 2000. At December 31, 2002, approximately 39% of total CTS assets were located at non-U.S. operations compared to 41% of total CTS assets at the end of 2001. A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated. CTS believes the business risks to its non-U.S. operations, though substantial, are normal risks for non-U.S. businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. CTS’ non-U.S. manufacturing facilities are located in Canada, China, Mexico, Scotland, Singapore and Taiwan.

Net sales to external customers originating from non-U.S. operations for the Components and Sensors business segment were $153.8 million in 2002, compared to $210.4 million in 2001 and $341.2 million in 2000. Net sales to external customers originating from non-U.S. operations for the EMS business segment were $104.0 million in 2002, compared to $120.6 million in 2001 and $110.7 million in 2000. Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales to external customers and long-lived assets by geographic area, is contained in Note I, “Business Segments,” appearing in the financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2002, 2001 and 2000, CTS spent $24.1 million, $32.8 million and $32.6 million, respectively, for research and development. The reduction in 2002 reflects savings due to organizational consolidation of certain products. Significant ongoing research and development activities continue in our Components and Sensors business segment to support current product and process enhancements, expanded applications and new product development. Research and development expenditures in the EMS business segment are typically much lower.

CTS believes a strong commitment to research and development is required for future growth. Most CTS research and development activities relate to developing new products and technologies, improving product flow and adding product value to meet the current and future needs of its customers. CTS employs approximately 530 engineers and technicians who are specifically assigned to the development of new materials, new processes and innovative products. CTS provides its customers with full systems support to ensure quality and reliability through all phases of design, launch and manufacturing to meet or exceed customer requirements. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers. CTS expenses all research and development costs as incurred.

EMPLOYEES

CTS employed 5,313 people at December 31, 2002, and 73% of these people were employed outside the United States. Approximately 260 CTS employees at one location in the United States were covered by collective bargaining agreements as of December 31, 2002. One agreement will expire in 2005 and the other will expire in 2008. CTS employed 5,837 people at December 31, 2001.

ADDITIONAL INFORMATION

Exhibit 99(b) to this report contains an updated description of CTS’ capital stock. This exhibit, which is incorporated herein by reference, updates and supersedes the description of CTS’ capital stock in CTS prospectuses related to CTS’ active registration statements listed in Exhibit 23 hereto.

Exhibit 99(c) hereto contains updated risk factors applicable to CTS’ business and an investment in CTS securities. This exhibit, which is incorporated herein by reference, describes some of the factors that may cause actual results to differ materially from the forward-looking statements made herein and in the documents incorporated by reference herein. In addition, this exhibit updates and supersedes the descriptions of risk factors in CTS’ prospectuses related to CTS’ active registration statements listed in Exhibit 23 hereto.

Item 2.  Properties

As of February 14, 2003, CTS has manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/ Leased	Business Segment
Albuquerque, New Mexico
Berne, Indiana
Burbank, California
Burbank, California
Dongguan, China
Elkhart, Indiana
Glasgow, Scotland

Glasgow, Scotland

Glasgow, Scotland

Kaohsiung, Taiwan
Londonderry, New Hampshire
Matamoros, Mexico
Singapore
Streetsville, Ontario, Canada
Tianjin, China

West Lafayette, Indiana
267,000 249,000 9,200 4,850 23,000 319,000 75,000 20,000 37,000 133,000 83,000 51,000 159,000 112,000 210,000 102,500	Owned (1) Owned (2) Owned (2) Leased Leased Owned (2) Owned Leased Leased Owned Leased Owned Owned (3) Owned Owned (4) Owned (2)	Components and Sensors
Components and Sensors
Components and Sensors
Components and Sensors
Components and Sensors
Components and Sensors
Components and Sensors
    and EMS
Components and Sensors
    and EMS
Components and Sensors
    and EMS
Components and Sensors
EMS
Components and Sensors
Components and Sensors
Components and Sensors
Components and Sensors
    and EMS
			Components and Sensors

Total Manufacturing	1,854,550

(1) The land and buildings are collateral for certain industrial revenue bonds.
(2)    The land and buildings are collateral for the revolving credit agreement.
(3)    Ground lease through 2039; restrictions on use and transfer apply.
(4) Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/ Leased	Description	Business Segment
Baldwin, Wisconsin
Bloomingdale, Illinois

Brownsville, Texas
Carlisle, Pennsylvania
Elkhart, Indiana

Kowloon, Hong Kong
Longtan, Taiwan
Sandwich, Illinois
Seoul, Korea
Southfield, Michigan
Taipei, Taiwan
Yokohama, Japan	39,000 110,000 85,000 114,200 93,000 600 280,000 94,000 100 1,700 1,250 1,400	Owned (1) Leased Owned (1) Leased Owned (1) Leased Owned Owned (1) Leased Leased Leased Leased	Held for Sale
Administrative Offices
    and Research
Warehousing Facility
Research Offices
Administrative Offices
    and Research
Sales Office
Held for Sale
Held for Sale
Sales Office
Sales Office
Sales Office
Sales Office
Components and Sensors
Components and Sensors

Components and Sensors
Components and Sensors
Components and Sensors
    and EMS
Components and Sensors
Components and Sensors
Components and Sensors
Components and Sensors
Components and Sensors
Components and Sensors
Components and Sensors
(1) The land and buildings are collateral for the revolving credit agreement.

CTS regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor and location to its markets and major customers. Management believes CTS’ manufacturing facilities are suitable and adequate, and have sufficient capacity to meet its current needs. The extent of utilization varies from plant to plant and with general economic conditions. CTS also reviews the operating costs of its facilities and may from time-to-time relocate or move a portion of its manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow. As indicated in the table above, CTS has decided to sell a number of its facilities closed in connection with its 2001 and 2002 restructurings. Refer also to Note B, “Restructuring and Impairment Charges,” and Note D, “Assets Held for Sale,” appearing in the financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

Item 3.  Legal Proceedings

Certain processes in the manufacture of CTS’ current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party (PRP) regarding hazardous waste remediation at several non-CTS sites. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations or cash flows of CTS.

Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business. For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect CTS’ consolidated financial position or results of operations.

In one case, a claim made by one business unit of a major customer regarding a possible performance-related issue with a particular product is pending. In the opinion of management, CTS is not responsible for the customer’s performance-related issue associated with its application of the CTS product which met or exceeded all of the customer’s specifications. CTS and the customer are in discussions to resolve the issue. If CTS is unable to resolve this claim in a manner that is acceptable to both parties, it is possible that future revenues could be reduced and that could have a material adverse effect on CTS’ results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2002, no matter was submitted to a vote of CTS security holders.

PART 2

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The principal market for CTS common stock is the New York Stock Exchange using the symbol “CTS.” Quarterly market high and low trading prices for CTS Common Stock for each quarter of the past two years and the amount of dividends declared during the previous two years can be located in “Shareholder Information,” appearing in the 2002 Annual Report to Shareholders, portions of which are filed herewith as Exhibit (13) and are incorporated herein by reference (2002 Annual Report). On February 11, 2003, there were approximately 1,585 CTS common shareholders of record.

CTS’ current practice is to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. The credit agreement limits CTS’ ability to pay dividends, but it permits CTS to continue to pay quarterly dividends at the rate of $0.03 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS and any other factors considered relevant by the Board of Directors.

Item 6.  Selected Financial Data

A summary of selected financial data for CTS for each of the previous five years is contained in the “Five-Year Summary,” included in the 2002 Annual Report and incorporated herein by reference.

Certain acquisitions, divestitures, closures of operations or product lines and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity and capital resources for the three previous fiscal years, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2000-2002),” included in the 2002 Annual Report and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk for CTS is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2000-2002),” included in the 2002 Annual Report and incorporated herein by reference and in Note A, “Summary of Significant Accounting Policies — Financial Instruments,” of the financial statements as noted in the Index appearing under item 15 (a) (1) and (2).

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements, meeting the requirements of Regulation S-X, the Report of Independent Accountants, and “Quarterly Results of Operations” and “Per Share Data” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15 (a)(1) and (2), and included in the 2002 Annual Report and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART 3

Item 10.  Directors and Executive Officers of the Registrant

Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained in the 2003 Proxy Statement for the 2003 Annual Meeting of Shareholders (2003 Proxy Statement) under the caption “Item 1. — Election of Directors,” to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2003 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on May 1, 2002 as indicated in “Brief History of Officers.” They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on May 1, 2003, at which time the election of officers will be considered again by the Board of Directors.

LIST OF OFFICERS

Name	Age	Position and Offices
Donald K. Schwanz Donald R. Schroeder Vinod M. Khilnani H. Tyler Buchanan James L. Cummins Richard G. Cutter, III George T. Newhart Thomas A. Kroll Matthew W. Long	58 54 50 51 47 56 60 48 41	Chairman of the Board, President
    and Chief Executive Officer
Executive Vice President
    and Chief Technology Officer
Senior Vice President
    and Chief Financial Officer
Senior Vice President
Senior Vice President Administration
Vice President, General Counsel
    and Secretary
Vice President Investor Relations
Vice President and Controller
Assistant Treasurer

BRIEF HISTORY OF OFFICERS

Donald K. Schwanz  was elected President and Chief Executive Officer, effective September 30, 2001. Mr. Schwanz was appointed Chairman of the Board of Directors on January 1, 2002. In January 2001, Mr. Schwanz was elected President and Chief Operating Officer. Prior to joining CTS in January 2001, he was President of the Industrial Control Business at Honeywell, Inc. since 1999, and had been with Honeywell, an aerospace company, since 1979, with positions of increasing responsibility.

Donald R. Schroeder  was elected Executive Vice President and Chief Technology Officer, effective December 20, 2000. From February 2000 to December 2000, Mr. Schroeder served as Vice President Business Development and Chief Technology Officer. From 1995 to January 2000, Mr. Schroeder served as Vice President Sales and Marketing.

Vinod M. Khilnani  was elected Senior Vice President and Chief Financial Officer, effective May 7, 2001. Prior to joining CTS, Mr. Khilnani was Vice President and Chief Financial Officer at Simpson Industries, Inc. from 1997 to December 2000, and was appointed Vice President and Corporate Controller of Metaldyne Corporation, a $2.5 billion automotive components company created through the merger of Simpson Industries and Masco Tech, in December 2000.

H. Tyler Buchanan  was elected Senior Vice President, effective December 31, 2001. Prior to this, Mr. Buchanan was Vice President since August 2000, and Vice President and General Manager, CTS Automotive Products. He has held positions of varying responsibility with CTS since 1977.

James L. Cummins  was elected Senior Vice President Administration, effective December 31, 2001. Prior to this, Mr. Cummins was Vice President Human Resources since 1994. From 1991 — 1994, he served as Director of Human Resources for CTS Corporation.

Richard G. Cutter, III  was elected Vice President General Counsel and Secretary effective December 31, 2001. Prior to this, Mr. Cutter was Vice President and Assistant Secretary since August 2000, and General Counsel since January 2000. Prior to joining CTS, he was General Counsel with General Electric — Silicones, a global manufacturer of silicone based raw materials.

George T. Newhart  was elected Vice President Investor Relations effective December 8, 2000. Prior to this, Mr. Newhart served as Vice President and Corporate Controller since 1998, and he served as Corporate Controller from 1989-1998.

Thomas A. Kroll  was elected Vice President and Controller on October 31, 2002. Prior to this, Mr. Kroll served as Controller Group Accounting since joining CTS in November 2000. Prior to joining CTS, he served as Corporate Controller for Fedders Corporation from 1995.

Matthew W. Long  was elected Assistant Treasurer effective December 18, 2000. Mr. Long was Corporate Controller for Morgan Drive Away, Inc., a transportation services company, from July through December 2000. Prior to this, he served as Controller with CTS’ Electrocomponents operating unit and as Corporate External Financial Accounting Manager from 1996 — July 2000.

Item 11.  Executive Compensation

Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 2003 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 2003 Proxy Statement under the caption “Stock Ownership Information” and “Directors’ and Officers’ Stock Ownership,” to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Equity Compensation Plan Information

Information responsive to Item 201(d)(2) pertaining to equity compensation plan information is summarized in the following table:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,560,789		$18.74		1,512,028

Equity compensation plans not approved by security holders	52,253	(1)	--	(1)		(1)

Total	1,613,042				1,512,028

(1)	CTS has a stock retirement plan for nonemployee directors under which an account for each nonemployee director is annually credited with 800 common stock units. Furthermore, as of each dividend payment date for CTS’ common stock, CTS credits the deferred stock accounts with an additional number of common stock units equal to the product of the dividend per share multiplied by the number of common stock units credited to the directors’ deferred stock accounts. Upon retirement, the nonemployee director is entitled to receive one share of the Company’s common stock for each common stock unit in his deferred stock account. CTS has issued only treasury shares for common stock units under the plan. In the past, the New York Stock Exchange has not required companies to obtain shareholder approval when issuing treasury shares or shares purchased in the open market under compensatory plans. At December 31, 2002, the deferred stock accounts contained a total of 52,253 units.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by CTS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based on that evaluation, the chief executive and financial officers have concluded that CTS’ disclosure controls and procedures are effective.  Subsequent to the date of their evaluation, there have been no significant changes in CTS’ internal controls or in other factors that could significantly affect these controls.

The company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART 4

Item 15.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3)  Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(3)(i) (3)(ii) (10)(a) (10)(b) (10)(c) (10)(d) (10)(e) (10)(f) (10)(g) (10)(h) (10)(i) (10)(j) (10)(k) (10)(l) (10)(m) (10)(n) (10)(o) (10)(p) (10)(q) (10)(r) (10)(s) (10)(t) (10)(u) (13) (21) (23) (99)(a) (99)(b) (99(c)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

Bylaws (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

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

CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).

CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit 10(f) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).

CTS Corporation 1997 Stock Option Agreements approved by the shareholders on October 16, 1997 (incorporated by reference to Exhibit (10)(l) to the Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998).

CTS Corporation 2001 Stock Option Plan, approved by the shareholders on March 9, 2001 (incorporated by reference to Exhibit (10)(c) to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, filed with the Commission on April 27, 2001).

Asset Sale Agreement dated December 22, 1998, and Earnout Exhibit thereto, between CTS Wireless Components, Inc. and Motorola, Inc., under which CTS Wireless Components, Inc. acquired the assets of Motorola's Components Products Division, (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on February 25, 1999).

Third Amended and Restated Credit Agreement effective December 20, 2001, and related Security and Pledge Agreements by and among CTS Corporation, the Lenders named therein, Bank One, NA, as the agent, ABN AMRO Bank N.V., as documentation agent, and Harris Trust and Savings Bank, as syndication agent (incorporated by reference to Exhibit (10)(h) to the Annual Report on Form 10K for the year ended December 31, 2001, filed with the Commission on March 18, 2002).

Rights Agreement between CTS Corporation and State Street Bank and Trust Company dated August 28, 1998 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Commission on September 1, 1998).

CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990 (incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 18, 2002).

Prototype Severance Agreements between CTS Corporation and its officers, general managers and managing directors filed herewith.

CTS Corporation Executive Deferred Compensation Plan, effective September 14, 2000 (incorporated by reference to Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 9, 2001).

Securities Purchase Agreement, dated April 15, 2002, among CTS Corporation, Halifax Fund, L.P., DeAm Convertible Arbitrage Fund, Ltd., Palladin Overseas Fund, Ltd., Lancer Securities (Cayman) Ltd., Palladin Partners I, L.P., Steelhead Investments, Ltd. and Ram Trading, Ltd. (incorporated by reference to Exhibit 99.1 to the Current Report on 8-K dated April 19, 2002, filed with the Commission on April 22, 2002).

Form of 6 1/2% Convertible Subordinated Debenture (incorporated by reference to Exhibit 99.2 to the Current Report on 8-K dated April 19, 2002, filed with the Commission on April 22, 2002).

First Amendment to Third Amended and Restated Credit Agreement, dated as of April 15, 2002, by and among CTS Corporation, the Lenders identified therein and Bank One, NA (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on April 30, 2002).

Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 11, 2002, by and among CTS Corporation, the Lenders identified therein and Bank One, NA (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, filed with the Commission on October 25, 2002).

Amendment to Rights Agreement, dated October 15, 2001, to the Rights Agreement, dated as of August 28, 1998, between CTS Corporation, State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 8-A filed with the Commission on April 29, 2002).

Amendment No. 2, dated as of April 22, 2002, to the Rights Agreement, dated as of August 28, 1998, between CTS Corporation and EquiServe Trust Company, N.A., as rights agent, as amended on October 15, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A filed with the Commission on April 29, 2002).

CTS Corporation Management Incentive Plan approved by the shareholders on May 1, 2002, (incorporated by reference to Appendix A to the Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on March 18, 2002).

CTS Corporation Salaried Employees' Pension Plan, filed herewith.

CTS Corporation, Excess Benefit Retirement Plan, filed herewith.

Portions of the 2002 Annual Report to shareholders incorporated herein, filed herewith.

Subsidiaries filed herewith.

Consent of PricewaterhouseCoopers LLP to incorporation by reference of their report dated January 27, 2003 relating to the financial statements and financial statement schedule in certain registration statements, filed herewith.

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Description of stock filed herewith.

Risk Factors, filed herewith.

(b)  Reports on Forms 8-K

During the three-month period ending December 31, 2002, CTS did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 14, 2003	By	/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2003	/s/ Donald K. Schwanz

Donald K. Schwanz President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2003	/s/ Walter S. Catlow

Walter S. Catlow, Director

Date: February 14, 2003	/s/ Lawrence J. Ciancia

Lawrence J. Ciancia, Director

Date: February 14, 2003	/s/ Thomas G. Cody

Thomas G. Cody, Director
Date: February 14, 2003	/s/ Gerald H. Frieling, Jr.

Gerald H. Frieling, Jr., Director

Date: February 14, 2003	/s/ Roger R. Hemminghaus

Roger R. Hemminghaus, Director

Date: February 14, 2003	/s/ Michael A. Henning

Michael A. Henning, Director

Date: February 14, 2003	/s/ Robert A. Profusek

Robert A. Profusek, Director

Date: February 14, 2003	/s/ Randall J. Weisenburger

Randall J. Weisenburger, Director

Date: February 14, 2003	/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2003	/s/ Thomas A. Kroll

Thomas A. Kroll Vice President and Controller

Certifications

I, Donald K. Schwanz, certify that:

1.	I have reviewed this annual report on Form 10-K of CTS Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Donald K. Schwanz

Donald K. Schwanz, Director President and Chief Executive Officer (Principal Executive Officer)

Certifications

I, Vinod M. Khilnani, certify that:

1.	I have reviewed this annual report on Form 10-K of CTS Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003		/s/ Vinod M. Khilnani

	17	Vinod M. Khilnani Senior Vice President and Chief Financial Officer (Principal Financial Officer)

FORM 10-K - ITEM 15 (a) (1) AND (2) AND ITEM 15 (d)

CTS CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA

AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2002 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated balance sheets - December 31, 2002 and December 31, 2001

Consolidated statements of earnings (loss) - Years ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated statements of shareholders' equity - Years ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated statements of cash flows - Years ended December 31, 2002, December 31, 2001 and December 31, 2000

Notes to consolidated financial statements

Supplementary Financial Data:

Quarterly Results of Operations (Unaudited) - Years ended December 31, 2002 and December 31, 2001

Per Share Data (Unaudited) - Years ended December 31, 2002 and December 31, 2001

The following consolidated financial statement schedule of CTS Corporation and subsidiaries is included in item 15 (d):

Schedule II - Valuation and qualifying accounts	Page S-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

S-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of CTS Corporation

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) and (2) on page S-1 present fairly, in all material respects, the financial position of CTS Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(d) on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
January 27, 2003

S-2

CTS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands of dollars)

Description	Balance at Beginning of Period	Charged (Credited) to Income	Charged (Credited) to Other Accounts	Deductions(1)	Balance at End of Period
Year ended December 31, 2002:
Allowance for
doubtful receivables	$1,470	$228	$0	$(4)	$1,694
Year ended December 31, 2001:
Allowance for
doubtful receivables	$1,837	$(83)	$0	$(284)	$1,470
Year ended December 31, 2000:
Allowance for
doubtful receivables	$2,628	$(115)	$0	$(676)	$1,837

(1)     Uncollectible accounts written off.

S-3