Form 10-Q
period 2003-03-30
CTS CORP
filed 2003-04-23
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended March 30, 2003
       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period from _______________ to _______________

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
Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2003:  34,150,145

CTS CORPORATION AND SUBSIDIARIES

i

PART I  -  FINANCIAL INFORMATION

   Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended

	March 30, 2003	March 31, 2002

Net sales	$105,769	$112,593
Costs and expenses:
Cost of goods sold	84,686	89,915
Selling, general and administrative expenses	12,848	15,317
Research and development expenses	5,641	7,133

Operating earnings	2,594	228
Other (expense) income:
Interest expense	(1,972)	(2,670)
Interest income	49	82
Other	90	(174)

Total other expense	(1,833)	(2,762)

Earnings (loss) before income taxes	761	(2,534)
Income tax expense (benefit)	190	(633)

Net earnings (loss)	$571	$(1,901)

Net earnings (loss) per share — Note I

Basic	$0.02	$(0.06)

Diluted	$0.02	$(0.06)

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	34,020	31,802
Diluted	34,258	31,802

See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	March 30, 2003	December 31, 2002*

	(UNAUDITED)
ASSETS
Current Assets
Cash	$7,661	$9,225
Accounts receivable, less allowances (2003 -- $1,218; 2002 -- $1,694)	59,783	63,802
Inventories — Note C	36,114	36,262
Other current assets	6,211	7,212
Deferred income taxes	35,997	35,833

Total current assets	145,766	152,334
Property, plant and equipment, less accumulated depreciation (2003 -- $249,761; 2002 -- $251,430)	142,913	148,632
Other Assets
Prepaid pension asset	123,392	120,277
Intangible assets	39,214	39,923
Assets held for sale — Note E	18,826	23,135
Other	5,496	5,731

Total other assets	186,928	189,066

Total Assets	$475,607	$490,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt — Note F	$18,200	$28,350
Accounts payable	47,453	44,490
Accrued liabilities	55,224	61,716

Total current liabilities	120,877	134,556
Long-term debt — Note F	67,000	67,000
Other long-term obligations	11,505	11,501
Deferred income taxes	11,962	11,955
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value;
50,769,978 shares issued at March 30, 2003 and
50,718,883 shares issued at December 31, 2002	241,442	241,393
Additional contributed capital	23,544	23,514
Retained earnings	254,622	255,085
Accumulated other comprehensive loss	(1,339)	(835)

	518,269	519,157
Cost of common stock held in treasury
(2003 -- 16,619,833 shares; 2002 --16,618,373 shares)	(254,006)	(254,137)

Total shareholders’ equity	264,263	265,020

Total Liabilities and Shareholders' Equity	$475,607	$490,032

*The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended

	March 30, 2003	March 31, 2002

Cash flows from operating activities:
Net earnings (loss)	$571	$(1,901)
Adjustments to reconcile net earnings (loss)
to net cash provided by operating activities:
Depreciation and amortization	8,812	11,228
Changes in assets and liabilities:
Accounts receivable	4,019	1,495
Inventories	148	6,428
Other current assets	1,002	(485)
Prepaid pension asset	(3,115)	(3,607)
Accounts payable and accrued liabilities	(3,540)	(12,803)
Other	302	341

Total adjustments	7,628	2,597

Net cash provided by operations	8,199	696

Cash flows from investing activities:
Capital expenditures	(2,220)	(4,673)
Proceeds from sales of assets	3,892	—
Other	—	135

Net cash provided by (used in) investing activities	1,672	(4,538)

Cash flows from financing activities:
Payments of long-term debt	(10,150)	(34,855)
Proceeds from issuance of long-term debt	—	1,050
Net change in short-term borrowings	—	1,389
Issuance of common stock	302	31,609
Dividends paid	(1,025)	(931)
Other	(53)	108

Net cash used in financing activities	(10,926)	(1,630)

Effect of exchange rate on cash	(509)	(111)

Net decrease in cash	(1,564)	(5,583)

Cash and equivalents at beginning of year	9,225	13,255

Cash and equivalents at end of period	$7,661	$7,672

Supplemental cash flow information
Cash paid during the period for:
Interest	$360	$1,294
Income taxes--net	$1,424	$153

See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended

	March 30, 2003	March 31, 2002

Net earnings (loss)	$571	$(1,901)
Other comprehensive earnings (loss):
Cumulative translation adjustments	(504)	(410)
Deferred loss on forward contract	—	(250)

Comprehensive earnings (loss)	$67	$(2,561)

See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 30, 2003

NOTE A—Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ materially from those estimates.  The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

NOTE B—Stock-Based Compensation

CTS accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations.  CTS has adopted the disclosure requirements of the Financial Accounting Standards Board's (FASB) Financial Accounting Standard (FAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  Had compensation cost for CTS' fixed, stock-based compensation plans been determined based on the fair value method, as defined by FAS No. 123, "Accounting for Stock-Based Compensation," CTS' net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended

	March 30, 2003	March 31, 2002

	($ in thousands, except per share amounts)
Net earnings (loss), as reported	$571	$(1,901)
Stock-based employee compensation cost,
net of tax, included in net earnings (loss)	--	--
Stock-based employee compensation cost,
net of tax, if fair value based method were used	(616)	(717)

Pro forma net loss	$(45)	$(2,618)

Net earnings (loss) per share-basic, as reported	$0.02	$(0.06)
Pro forma net loss per share-basic	--	(0.08)
Net earnings (loss) per share-diluted, as reported	0.02	(0.06)
Pro forma net loss per share-diluted	$--	$(0.08)

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTE C—Inventories

The components of inventory consist of the following:

	March 30, 2003	December 31, 2002

	($ in thousands)
Finished goods	$13,603	$13,859
Work-in-process	7,870	8,346
Raw materials	14,641	14,057

	$36,114	$36,262

NOTE D—Restructuring and Impairment Charges

In the third quarter of 2002, CTS recorded $18.3 million of pre-tax restructuring and impairment charges.  The restructuring and impairment charges were incurred in order to effect operational improvements and related organizational realignments primarily in the Components and Sensors business segment involving the relocation of certain manufacturing operations.   CTS completed substantially all of these restructuring actions by the end of 2002.

The restructuring charge of $5.0 million recorded in the third quarter of 2002 relates primarily to organizational realignment in the Components and Sensors business segment, and reductions in support staff for the design of new custom variations of certain product lines.  Included in this amount is $4.6 million of severance costs associated with the separation of approximately 300 employees, substantially all of which have been severed as of March 30, 2003.  Approximately 67% of the employees severed were salary and indirect employees and 33% were hourly production employees.

The following table displays the restructuring activity and restructuring reserve balances as of March 30, 2003 for actions initiated in 2002:

	Workforce	Other
	Reductions	Exit Costs	Total

	($ in millions)
Third quarter of 2002 charge	$4.6	$0.4	$5.0
Items paid or utilized in 2002	(3.4)	—	(3.4)

Reserve balance at December 31, 2002	1.2	0.4	1.6
Items paid or utilized in first quarter of 2003	(0.2)	(0.3)	(0.5)

Reserve balance at March 30, 2003	$1.0	$0.1	$1.1

6

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTE D—Restructuring and Impairment Charges (Continued)

The 2002 restructuring plan also includes $12.5 million of asset impairment charges.  Approximately $9.8 million of the impairment charge is the adjustment needed to recognize impairments resulting from the reduction in the remaining useful lives of certain manufacturing equipment.  Approximately $2.1 million of the impairment charge relates to the write-off of leasehold improvements at its engineering and design facility in Taiwan and at its manufacturing facility in China.  Approximately $0.2 million relates to impairment of certain intangible assets acquired in the 1999 acquisition of the Component Products Division of Motorola.  The remaining $0.4 million impairment charge relates to adjustments to the estimated fair value of certain assets held for sale.  Refer also to Note E, “Assets Held for Sale.”

CTS also recognized a pension plan curtailment loss of approximately $0.8 million in the third quarter of 2002, resulting from reduced employment levels as a result of the restructuring activities.

In 2001, CTS recorded $40.0 million of pre-tax restructuring and impairment charges, $14.0 million in the second quarter and $26.0 million in the fourth quarter.  Plan actions were designed to permit the Company to operate more efficiently in the then-existing environment and, at the same time, position the Company for success when the economy improves.  CTS completed these consolidations and transfers in fiscal 2002.

During the first quarter of 2002, CTS recorded in cost of sales, $0.8  million of restructuring-related, one-time charges, consisting primarily of equipment relocation and other employee-related costs.  No such charges were incurred in the first quarter of 2003.

Note E—Assets Held for Sale

Assets held for sale at March 30, 2003 are comprised of facilities, primarily the Longtan, Taiwan, building and other machinery and equipment that has been removed from service and is to be disposed of pursuant to the Company’s restructuring activities (refer also to Note D, “Restructuring and Impairment Charges”).  The assets are held by the Components and Sensors business segment.  These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management’s ability to control, and could differ materially from the amounts currently recorded.

During the fourth quarter of 2001, CTS completed an assessment of the carrying value of its assets in light of then-existing and expected market conditions.   The review highlighted certain assets for which no production demand or use existed or was forecasted to exist before economic obsolescence of the asset.   Such assets have been removed from service.  An impairment loss was recorded to reduce these assets to their then-estimated fair value.  The Company routinely monitors the estimated value of all assets held for sale and records adjustments to these values as required.  During the third quarter of 2002, CTS reduced their estimate of the fair value of these assets by an additional $0.4 million.

In the first quarter of 2003, CTS sold the production equipment from its 3.2x5mm TCXO production line.  This equipment was classified as assets held for sale at December 31, 2002.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

Note F—Long-Term Debt

CTS' amended credit agreement consists of a revolving credit facility commitment totaling $85 million, expiring in December 2003, with an outstanding balance of $18.2 million at March 30, 2003.

The credit agreement categorizes all debt existing on December 20, 2001, as senior to any future debt.  The debt is collaterized by substantially all U.S. assets and a pledge of 65% of the stock of certain non-U.S. subsidiaries.   Interest rates on these borrowings fluctuate based upon LIBOR.  CTS pays a fixed commitment fee of 0.50 percent per annum on the undrawn portion of the revolving credit agreement.   The credit agreement requires, among other things, that CTS maintain a minimum net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the credit agreement.  Additionally, the credit agreement limits the amount allowed for dividends, capital expenditures and acquisitions and requires the proceeds of all asset sales be applied against outstanding borrowings.  Furthermore, it requires repayment in an amount of 90% of excess cash flow, as defined therein.  CTS was in compliance with all of its financial covenants at March 30, 2003.

NOTE G—Business Segments

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments.  At the beginning of the fourth quarter of 2002, the Company renamed the reportable business segments and realigned the product lines included in each segment to reflect changes in its organizational structure and the manner that results are evaluated and resources allocated by the chief operating decision maker.  All segment data included in these condensed consolidated financial statements reflects the reportable business segments adopted in 2002.  CTS has two reportable business segments: 1) Components and Sensors and 2) Electronics Manufacturing Services (EMS).

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies.  Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; wireless components used in cellular handsets; quartz crystals and oscillators used in the communications and computer markets; low temperature cofired ceramics (LTCC) used in global positioning systems (GPS) and electronic substrates used in various communications and automotive applications; pointing sticks/cursor controls for computers and games for the computer market; terminators, including ClearONE™ terminators, used in computer and other high speed applications, switches, resistor networks and potentiometers used to serve multiple markets.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer.  EMS also includes design of interconnect systems and complex backplanes, global supply-chain management services and related manufacturing and design services as may be required by the customer.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Management evaluates performance based upon operating earnings before interest and income taxes.

PART I  -  FINANCIAL INFORMATION(Continued)

   Item 1.   Financial Statements (Continued)

NOTE G—Business Segments (Continued)

Summarized financial information concerning CTS’ reportable segments, including reclassification of prior years, is shown in the following table:

	Components and Sensors	EMS	Total

	($ in thousands)
First Quarter 2003
Net sales to external customers	$60,325	$45,444	$105,769
Segment operating earnings	$323	$2,271	$2,594
Total assets	$405,649	$69,958	$475,607

First Quarter 2002
Net sales to external customers	$64,944	$47,649	$112,593
Segment operating earnings (loss)	$(2,308)	$3,318	$1,010
Total assets	$480,982	$69,824	$550,806

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

	First Quarter 2003	First Quarter 2002

	($ in thousands)
Total segment operating earnings	$2,594	$1,010
Restructuring related one-time charges -- Components and Sensors	--	(750)
Restructuring related one-time charges -- EMS	--	(32)
Interest expense	(1,972)	(2,670)
Other expense	139	(92)

Earnings (loss) before income taxes	$761	$(2,534)

NOTE H—Contingencies

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

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTE H—Contingencies (Continued)

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

In 1999, CTS acquired certain assets and liabilities of the Component Products Division of Motorola.  The acquisition was accounted for under the purchase method of accounting.  As part of the purchase agreement, CTS may be obligated to pay additional amounts.  No amounts are due to Motorola in 2003 for 2002 under the agreement.  CTS does not expect to make a material payment under this agreement in 2004 for 2003, the final year.  The maximum remaining potential payment under the acquisition agreement was $17.4 million at March 30, 2003.

NOTE I—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.  The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the quarter ending March 30, 2003.

	Net	Shares
($ in thousands,	Earnings	(In thousands)	Per Share
except per share amounts)	(Numerator)	(Denominator)	Amount

First Quarter 2003
Basic EPS	$571	34,020	$0.02
Effect of dilutive securities issuable in
connection with stock purchase plans (1)		238

Diluted EPS	$571	34,258	$0.02

(1)	Includes 151 shares of CTS common stock to be issued to the former DCA shareholders who have not yet tendered their stock certificates for exchange at March 30, 2003.

The following table shows the potentially dilutive securities which have been excluded from the diluted earnings per share calculation for the period ending March 30, 2003 because they are either anti-dilutive or the exercise price is below the average market price and the diluted loss per share calculation for the period ending March 31, 2002 because their effect would reduce the loss per share:

	Three Months Ended

(Number of shares in thousands)	March 30, 2003	March 31, 2002

Securities issuable in connection with stock purchase plans (1)	—	226
Stock options where the exercise price exceeds the average market price of
common shares during the period	1,575	814
Stock options where the exercise price is below the average market price of
common shares during the period which would be anti-dilutive	—	93
Securities related to the subordinated convertible debt	1,247	—

(1)	Includes 155 shares of CTS common stock to be issued to the former DCA shareholders who have not yet tendered their stock certificates for exchange at March 31, 2002.

PART I  -  FINANCIAL INFORMATION (Continued)

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

     •  Estimating inventory valuation, the allowance for doubtful accounts and other accrued liabilities.
     •  Valuation of long-lived and intangible assets and depreciation / amortization periods.
     •  Income taxes
     •  Retirement plans

In the first three months of 2003, there have been no changes in the above critical accounting policies.

Results of Operations

Business Segment Discussion

		Electronics
	Components	Manufacturing
	& Sensors	Services

	($ in thousands)
First Quarter 2003
Sales	$60,325	$45,444
Segment operating earnings	323	2,271
% of segment sales	0.5%	5.0%

First Quarter 2002
Sales	$64,944	$47,649
Segment operating earnings (loss) (1)	(2,308)	3,318
% of segment sales (1)	(3.6)%	7.0%

(1)	Excludes restructuring and related one-time charges of $0.8 million pre-tax. Refer also to Note G "Business Segments."

As a percentage of total sales, the first quarter of 2003 sales of components and sensors and EMS products were 57% and 43%, respectively.  As a percentage of total sales, sales of components sensors and EMS products for the first quarter of 2002 were 58% and 42%, respectively. Refer to Note G, "Business Segments," for a description of the Company's business segments.

The Components and Sensors business segment experienced a $4.6 million sales decrease, or 7% from the first quarter of 2002.  Sales decreases occurred principally as a result of lower volumes for certain products announced as end of life in the third quarter of 2002.   The $2.6 million increase in segment operating earnings, from a segment operating loss of $2.3 million in 2002 to segment operating earnings of $0.3 million in 2003, is primarily due to the positive impact of reduced operating expenses, including $2.5 million of lower depreciation and amortization expense.  The first quarter of 2002 included a $3.1 million one-time customer reimbursement.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

The EMS segment experienced a 2003 sales decrease of $2.2 million, or 5% from the first quarter of 2002.  The revenue decrease was experienced primarily as a result of lower demand for networking and other infrastructure systems equipment.   The $1.0 million decrease in segment operating earnings from $3.3 million in 2002 to $2.3 million in 2003 is the result of lower volume and a shift in sales to lower margin products.

Comparison of First Quarter 2003 and First Quarter 2002

The following table highlights changes in significant components of the condensed consolidated statements of earnings (loss) for the three-month periods ended March 30, 2003 and March 31, 2002:

	March 30, 2003	March 31, 2002	Increase (Decrease)

	($ in thousands)
Net sales	$105,769	$112,593	$(6,824)
Gross margin	21,083	22,678	(1,595)
Gross margin as a percent of sales	19.9%	20.1%	(0.2)%

Selling, general and administrative expenses	12,848	15,317	(2,469)
Selling, general and administrative expenses as a percent of sales	12.1%	13.6%	(1.5)%
Research and development expenses	5,641	7,133	(1,492)

Operating earnings	2,594	228	2,366
Operating earnings as a percent of sales	2.5%	0.2%	2.3%

Interest expense	1,972	2,670	(698)
Earnings (loss) before income taxes	761	(2,534)	3,295
Income tax expense (benefit)	190	(633)	823
Income tax rate	25.0%	25.0%	--%

Net earnings (loss)	$571	$(1,901)	$2,472

Net sales decreased by $6.8 million, or 6% from the first quarter of 2002.   The decline in sales from the year ago period primarily reflects the Company's decision to exit and end of life on certain component product lines used primarily in cell phone applications ($4.5 million) and lower demand for networking and other infrastructure systems ($2.2 million).

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Gross margin decreased $1.6 million from 2002. However, excluding a $3.1 million one-time customer reimbursement and $0.8 million of restructuring-related one-time charges from the first quarter of 2002, gross margins actually improved by $0.7 million or 1.8 percentage points in the first quarter of 2003 versus a year ago. The margin improvement results primarily from lower depreciation expense of $1.5 million and favorable mix and other changes of $0.6 million, partially offset by the impact from lower volume of approximately $1.4 million.

Selling, general and administrative expenses were $12.8 million, versus $15.3 million in the prior year's quarter.  The reduction was primarily due to benefits of recent restructuring actions and cost reduction programs and lower sales related expenses.

Research and development expenses decreased $1.5 million to $5.6 million from the first quarter of 2002.  While significant ongoing research and development activities continue in our Components and Sensors business segment to support expanded applications and new product development, a decrease in spending occurred due to the end of life decision of certain products in the third quarter of 2002.  Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment.

Operating earnings increased $2.4 million compared to prior year operating earnings. However, excluding a $3.1 million one-time customer reimbursement and $0.8 million of restructuring related one-time charges from first quarter 2002 as described above, operating earnings actually improved by $4.7 million in the first quarter of 2003 versus a year ago. The operating earnings improvement results primarily from lower depreciation expense of $2.1 million and lower operating expenses and other cost items of $2.6 million primarily from restructuring-related cost reductions.

During 2002 and 2001, CTS announced restructuring plans designed to effect operational improvements and related organizational realignments and to size the Company to then-existing market realities, while continuing to put a priority on positioning the Company to be successful as the economy recovers and market growth returns.  See Note D, "Restructuring and Impairment Charges," for a more detailed explanation of the plan actions.  The expected 2003 pre-tax profitability improvement associated with the 2002 restructuring and asset impairment charges is estimated to be $17.0 million.

Interest expense decreased $0.7 million to $2.0 million from the first quarter of 2002 primarily due to lower average outstanding debt balances.

During the first quarter of 2003, CTS completed the sale of its 3.2x5mm TCXO production line.    The 3.2x5mm TCXO products are used primarily in mobile handset applications and sales of these 3.2x5mm TCXO products were insignificant in prior years.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

During the first quarter of 2003, CTS reduced the revolving credit facility by $10.2 million, primarily through cash provided by operations of $8.2 million and proceeds from sales of assets of $3.9 million, partially offset by capital spending of $2.2 million.

As a result of our revolving credit facility expiring at the end of this year, the entire revolving credit facility was classified as a current liability as of December 31, 2002 as opposed to long-term debt. Overall, working capital increased $7.1 million from year-end, principally due to the partial paydown of the revolving credit facility. Working capital, excluding the revolving credit facility change, actually improved $3.0 million primarily from lower accounts receivable balances.

Cash flows provided by operations were $8.2 million in the first quarter 2003. Components of cash flows from operations include positive earnings of $0.6 million, depreciation and amortization of $8.8 million and favorable changes in current assets and current liabilities of $1.9 million, partially reduced by a $3.1 million increase in the prepaid pension asset.

In the first quarter of 2002, net cash provided by operations was $0.7 million. Positive cash flow from depreciation and amortization was partially offset by net working capital reductions and the net loss for the first quarter of 2002.

Cash flows provided by investing activities totaled $1.7 million through the first quarter of 2003, including $3.9 million of proceeds from the sale of assets, partially offset by $2.2 million of capital expenditures.  In the first quarter of 2002, cash flows used for investing activities totaled $4.5 million, consisting principally of $4.7 million of capital expenditures.

Cash flows used by financing activities were $10.9 million in 2003, consisting primarily of repayment of debt of $10.2 million and dividend payments of $1.0 million, partially offset by proceeds from issuance of stock of $0.3 million.  Cash flows used by financing activities were $1.6 million in 2002, consisting primarily of proceeds from the issuance of stock of $31.6 million offset by the net repayment of debt of $32.4 million and dividend payments of $0.9 million.

CTS' capital expenditures for 2003 are presently expected to total less than $20 million, $2.2 million of which has been spent during the first three months of the year.   These capital expenditures are primarily for new products and cost savings initiatives.

During 2003, CTS' credit agreement expires.  As of December 31, 2002, the outstanding balance required to be paid by year-end 2003 was $28.4 million, $10.2 million of which had been paid as of March 30, 2003.  CTS will likely refinance some portion of the credit agreement with a new agreement.  CTS is also obligated to make $5.9 million of lease payments in 2003.  CTS has historically been able to fund its capital and operating needs through its cash flows from operations and available credit under its bank credit facilities.

This credit agreement contains financial covenants as described in Note F, "Long-Term Debt."  Although CTS management currently expects to be in compliance with all financial covenants, there can be no assurance of this since certain factors, such as forecasted future operating results, are dependent upon future events, some of which are beyond CTS' ability to control.  If CTS is unable to comply with the financial covenants, it will seek to obtain amendments or waivers from the lenders and/or identify other sources of liquidity such as raising additional capital and/or the sale of certain assets, including assets held for sale.

CTS believes cash flows from operations and available borrowings under its revolving credit facility will be adequate to fund its working capital, capital expenditures and debt service requirements.  However, if customer demand decreases significantly from forecasted levels or customer pricing pressures reduce revenues or profit margins significantly, CTS may need to find an alternative funding source.  In this event, CTS may choose to pursue additional equity and/or debt financing.  CTS may not be able to obtain additional financing, which would be affected by general economic and market conditions, on terms acceptable to CTS or at all.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

On December 14, 1999, CTS' shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission.  CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.  During the first quarter of 2003, CTS did not issue any common stock under this registration statement.  As of March 30, 2003, CTS could offer up to $445.8 million of additional debt and/or equity securities under this registration statement.

On November 13, 2001, CTS' Form S-3 registration statement registering two million shares of CTS common stock to be issued under CTS' Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission.  During the first quarter of 2003, CTS issued $0.3 million of common stock under this registration statement.  CTS used the net proceeds of these equity issuances to repay the revolving loan under its credit agreement.  As of March 30, 2003, CTS could issue up to approximately 544,000 additional shares of common stock under this registration statement.

*****

Statements about the Company's earnings outlook and its plans, estimates and beliefs concerning the future are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on management's current expectations.  Actual results may differ materially from those reflected in the forward-looking statements due to a variety of factors which could affect the Company's operating results, liquidity and financial condition.  We undertake no obligations to publicly update or revise any forward-looking statements.  Factors that could impact future results include among others:  the general market conditions in the automotive, computer and communications markets, and in the overall worldwide economies; reliance on key customers; the Company's capabilities to implement measures to improve its financial condition and flexibility; the Company's successful execution of its ongoing cost-reduction plans; pricing pressures and demand for the Company's products, especially if economic conditions worsen or do not recover in the key markets for the Company's products; changes in the liability insurance markets which might impact the Company's capability to obtain appropriate levels of insurance coverage; the effect of major health concerns, such as Severe Acute Respiratory Syndrome (SARS) on our employees, customers and suppliers; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks.  Investors are encouraged to examine the Company's 2002 Form 10-K, which more fully describe the risks and uncertainties associated with the Company's business.

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in CTS' market risk since December 31, 2002.

   Item 4.    Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures.   Based on that evaluation, the chief executive and financial officers have concluded that CTS’ disclosure controls and procedures are effective.  Subsequent to the date of their evaluation, there have been no significant changes in CTS’ internal controls or in other factors that could significantly affect these controls.  The company's management, including the CEO and CFO, does not expect our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART II  -  OTHER INFORMATION

   Item 1.    Legal Proceedings

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

   Item 6.    Exhibits and Reports on Form 8-K

a.      Exhibits

         (10)(a)  The CTS Corporation Stock Retirement Plan for Non-Employee Directors as amended February 26, 2003, filed herewith.

         (99)(a)  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.      Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Vinod M. Khilnani

Richard G. Cutter III Vice President, Secretary and General Counsel	Vinod M. Khilnani Senior Vice President and Chief Financial Officer

Dated: April 23, 2003

CERTIFICATIONS

I, Donald K. Schwanz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CTS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003	/s/ Donald K. Schwanz

Donald K. Schwanz, Director President and Chief Executive Officer

CERTIFICATIONS

I, Vinod M. Khilnani, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CTS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003	/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer