Form 10-Q/A
period 2003-03-30
CTS CORP
filed 2003-04-28
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 30, 2003 as filed on April 23, 2003. This Form 10-Q/A is identical to the Form 10-Q filed on April 23, 2003, except for the following:

•	The date on Exhibit (99)(a), "Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002" was originally shown as:

April ___, 2003
and is now shown as:
April 25, 2003

•	The date on the certifications pursuant to Section 302 of the Sarbanes-Oxley Act has been updated to April 25, 2003, the date of this filing.

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

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Vinod M. Khilnani

Richard G. Cutter III Vice President, Secretary and General Counsel	Vinod M. Khilnani Senior Vice President and Chief Financial Officer

Dated: April 25, 2003

CERTIFICATIONS

I, Donald K. Schwanz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of CTS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ Donald K. Schwanz

Donald K. Schwanz, Director President and Chief Executive Officer

CERTIFICATIONS

I, Vinod M. Khilnani, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of CTS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer