Form 10-Q
period 2003-06-29
CTS CORP
filed 2003-07-25
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended June 29, 2003
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
Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2003:  34,560,193

CTS CORPORATION AND SUBSIDIARIES

i

PART I  -  FINANCIAL INFORMATION

   Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net sales	$116,697	$117,725	$222,466	$230,318
Costs and expenses:
Cost of goods sold	92,177	96,616	176,863	186,531
Selling, general and administrative expenses	14,623	16,563	27,471	31,880
Research and development expenses	5,390	6,021	11,031	13,154

Operating earnings (loss)	4,507	(1,475)	7,101	(1,247)
Other (expense) income:
Interest expense	(1,899)	(2,882)	(3,871)	(5,552)
Interest income	101	86	150	168
Other	(65)	706	25	532

Total other expense	(1,863)	(2,090)	(3,696)	(4,852)

Earnings (loss) before income taxes	2,644	(3,565)	3,405	(6,099)
Income tax expense (benefit)	661	(892)	851	(1,525)

Net earnings (loss)	$1,983	$(2,673)	$2,554	$(4,574)

Net earnings (loss) per share — Note J

Basic	$0.06	$(0.08)	$0.07	$(0.14)

Diluted	$0.06	$(0.08)	$0.07	$(0.14)

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

Average common shares outstanding:
Basic	34,227	33,300	34,125	32,556
Diluted	34,569	33,300	34,415	32,556

See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 29, 2003	December 31, 2002*

	(UNAUDITED)
ASSETS
Current Assets
Cash	$6,665	$9,225
Accounts receivable, less allowances (2003 -- $1,392; 2002 -- $1,694)	65,744	63,802
Inventories — Note C	35,057	36,262
Other current assets	10,371	7,212
Deferred income taxes	36,001	35,833

Total current assets	153,838	152,334
Property, plant and equipment, less accumulated depreciation (2003 -- $252,906; 2002 -- $251,430)	136,847	148,632
Other Assets
Prepaid pension asset	126,420	120,277
Intangible assets	38,627	39,923
Assets held for sale — Note E	18,776	23,135
Other	5,515	5,731

Total other assets	189,338	189,066

Total Assets	$480,023	$490,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt — Note G	$--	$28,350
Accounts payable	45,371	44,490
Accrued liabilities	57,203	61,716

Total current liabilities	102,574	134,556
Long-term debt — Note G	85,250	67,000
Other long-term obligations	11,393	11,501
Deferred income taxes	12,061	11,955
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value;
51,126,426 shares issued at June 29, 2003 and
50,718,883 shares issued at December 31, 2002	244,346	241,393
Additional contributed capital	23,109	23,514
Retained earnings	255,564	255,085
Accumulated other comprehensive loss	(605)	(835)

	522,414	519,157
Cost of common stock held in treasury
(2003 -- 16,566,233 shares; 2002 --16,618,373 shares)	(253,669)	(254,137)

Total shareholders’ equity	268,745	265,020

Total Liabilities and Shareholders' Equity	$480,023	$490,032

*The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Six Months Ended

	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net earnings (loss)	$2,554	$(4,574)
Adjustments to reconcile net earnings (loss)
to net cash provided by operating activities:
Depreciation and amortization	17,321	22,853
Changes in assets and liabilities:
Accounts receivable	(1,942)	8,234
Inventories	1,205	7,055
Other current assets	(3,159)	(2,059)
Prepaid pension asset	(6,143)	(7,775)
Accounts payable and accrued liabilities	(3,700)	(20,504)
Other	753	(552)

Total adjustments	4,335	7,252

Net cash provided by operations	6,889	2,678

Cash flows from investing activities:
Capital expenditures	(4,485)	(7,992)
Proceeds from sales of assets	3,974	1,780
Other	(123)	(23)

Net cash used in investing activities	(634)	(6,235)

Cash flows from financing activities:
Payments of long-term debt	(62,125)	(58,556)
Proceeds from issuance of long-term debt	52,025	26,050
Issuance of common stock	3,043	39,087
Dividends paid	(2,047)	(1,926)
Other	(52)	112

Net cash provided by (used in) financing activities	(9,156)	4,767

Effect of exchange rate on cash	341	582

Net increase (decrease) in cash	(2,560)	1,792

Cash and equivalents at beginning of year	9,225	13,255

Cash and equivalents at end of period	$6,665	$15,047

Supplemental cash flow information
Cash paid during the period for:
Interest	$3,161	$3,674
Income taxes--net	$4,021	$2,210

See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net earnings (loss)	$1,983	$(2,673)	$2,554	$(4,574)
Other comprehensive earnings (loss):
Cumulative translation adjustments	770	1,182	266	772
Deferred loss on forward contracts	(37)	(137)	(37)	(387)

Comprehensive earnings (loss)	$2,716	$(1,628)	$2,783	$(4,189)

See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED
June 29, 2003

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

Certain reclassifications have been made for the periods presented in the financial statements to conform to the classifications adopted in 2003.

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

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	($ in thousands, except per share amounts)
Net earnings (loss), as reported	$1,983	$(2,673)	$2,554	$(4,574)
Stock-based employee compensation cost,
net of tax, included in net earnings (loss)	--	--	--	--
Stock-based employee compensation cost,
net of tax, if fair value based method were used	(699)	(729)	(1,315)	(1,446)

Pro forma net earnings (loss)	$1,284	$(3,402)	$1,239	$(6,020)

Net earnings (loss) per share-basic, as reported	$0.06	$(0.08)	$0.07	$(0.14)
Pro forma net earnings (loss) per share-basic	0.04	(0.10)	0.04	(0.18)
Net earnings (loss) per share-diluted, as reported	0.06	(0.08)	0.07	(0.14)
Pro forma net loss per share-diluted	$0.04	$(0.10)	$0.04	$(0.18)

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTE C—Inventories

The components of inventory consist of the following:

	June 29, 2003	December 31, 2002

	($ in thousands)
Finished goods	$11,486	$12,503
Work-in-process	8,222	8,346
Raw materials	15,349	15,413

	$35,057	$36,262

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

The restructuring charge of $5.0 million recorded in the third quarter of 2002 relates primarily to organizational realignment in the Components and Sensors business segment, and reductions in support staff for the design of new custom variations of certain product lines.  Included in this amount is $4.6 million of severance costs associated with the separation of approximately 300 employees, substantially all of which have been severed as of June 29, 2003.  Approximately 67% of the employees severed were salary and indirect employees and 33% were hourly production employees.

The following table displays the restructuring activity and restructuring reserve balances as of June 29, 2003 for actions initiated in 2002:

	Workforce	Other
	Reductions	Exit Costs	Total

	($ in millions)
Third quarter of 2002 charge	$4.6	$0.4	$5.0
Items paid or utilized in 2002	(3.4)	—	(3.4)

Reserve balance at December 31, 2002	1.2	0.4	1.6
Items paid or utilized in first six months of 2003	(0.9)	(0.3)	(1.2)

Reserve balance at June 29, 2003	$0.3	$0.1	$0.4

6

PART I  -  FINANCIAL INFORMATION (Continued)

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

During the first six months of 2002, CTS recorded in cost of sales, $1.2  million of restructuring-related, one-time charges, consisting primarily of equipment relocation and other employee-related costs.  No such charges were incurred in the first six months of 2003.

Note E—Assets Held for Sale

Assets held for sale at June 29, 2003 are comprised of facilities, primarily the Longtan, Taiwan, building and other machinery and equipment that has been removed from service and is to be disposed of pursuant to the Company’s restructuring activities (refer also to Note D, “Restructuring and Impairment Charges”).  The assets are held by the Components and Sensors business segment.  These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management’s ability to control, and could differ materially from the amounts currently recorded.

In the first half of 2003, CTS sold the production equipment from its 3.2x5mm TCXO production line.  This equipment was classified as assets held for sale at December 31, 2002.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

Note F—Financial Instruments

In the second quarter of 2003, CTS entered into a series of forward exchange contracts to manage its risk to fluctuations in foreign currency exchange rates between the Euro and the United Kingdom Pound.  These contracts, which expire monthly in 2003, are designed to hedge anticipated foreign currency transactions.  In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward contracts for forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at fair value.  Changes in the contracts’ fair values are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs.

Note G—Long-Term Debt

As of June 29, 2003, CTS had a senior, secured credit agreement with a revolving credit facility commitment totaling $85 million, expiring in December 2003, with an outstanding balance of $18.3 million.  On July 14, 2003, CTS entered into a new, three-year credit agreement (the new credit agreement) containing a $55 million senior, secured revolving credit facility, replacing the $85 million credit agreement.  CTS has classified the June 29, 2003 outstanding balance of $18.3 million as long-term debt.

The new credit agreement categorized this debt as senior to other debt held by CTS. The debt is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on these borrowings fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on performance under certain financial covenants, and is currently 0.50 percent per annum. The new credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage, maximum leverage ratio and a minimum tangible net worth. Failure of CTS to comply with these covenants could reduce the borrowing availability under the new credit agreement. Additionally, the new credit agreement limits the amounts allowed for dividends, capital expenditures and acquisitions. The new credit agreement also allows for expansion of the facility commitment to $75 million after January 14, 2004 if certain conditions are met by CTS.

NOTE H—Business Segments

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

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies.  Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in cellular handsets; quartz crystals and oscillators used in the communications and computer markets; low temperature cofired ceramics (LTCC) used in global positioning systems (GPS) and electronic substrates used in various communications and automotive applications; pointing sticks/cursor controls for computers and games for the computer market; terminators, including ClearONE™ terminators, used in computer and other high speed applications, switches, resistor networks and potentiometers used to serve multiple markets.

PART I  -  FINANCIAL INFORMATION(Continued)

   Item 1.   Financial Statements (Continued)

NOTE H—Business Segments (Continued)

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

Summarized financial information concerning CTS’ reportable segments, including reclassification of prior years, is shown in the following table:

	Components and Sensors	EMS	Total

	($ in thousands)
Second Quarter 2003
Net sales to external customers	$63,994	$52,703	$116,697
Segment operating earnings	$1,787	$2,720	$4,507
Total assets	$407,263	$72,760	$480,023

Second Quarter 2002
Net sales to external customers	$72,712	$45,013	$117,725
Segment operating earnings (loss)	$(3,309)	$2,234	$(1,075)
Total assets	$483,407	$63,584	$546,991

First Six Months of 2003
Net sales to external customers	$124,319	$98,147	$222,466
Segment operating earnings	$2,110	$4,991	$7,101
Total assets	$407,263	$72,760	$480,023

First Six Months of 2002
Net sales to external customers	$137,656	$92,662	$230,318
Segment operating earnings (loss)	$(5,617)	$5,552	$(65)
Total assets	$483,407	$63,584	$546,991

PART I  -  FINANCIAL INFORMATION(Continued)

   Item 1.   Financial Statements (Continued)

NOTE H—Business Segments (Continued)

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Total segment operating earnings (loss)	$4,507	$(1,075)	$7,101	$(65)
Restructuring, asset impairment and related
one-time charges - Components and Sensors	--	(400)	--	(1,150)
Restructuring, asset impairment and related
one-time charges - EMS	--	--	--	(32)
Interest expense	(1,899)	(2,882)	(3,871)	(5,552)
Other income	36	792	175	700

Earnings (loss) before income taxes	$2,644	$(3,565)	$3,405	$(6,099)

NOTE I—Contingencies

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

   Item 1.   Financial Statements (Continued)

NOTE I—Contingencies (Continued)

In 1999, CTS acquired certain assets and liabilities of the Component Products Division of Motorola.  The acquisition was accounted for under the purchase method of accounting.  As part of the purchase agreement, CTS may be obligated to pay additional amounts.  No amounts are due to Motorola in 2003 for 2002 under the agreement.  CTS does not expect to make a material payment under this agreement in 2004 for 2003, which is the final year of potential obligations.   The maximum remaining potential payment under the acquisition agreement was $17.4 million at June 29, 2003.

NOTE J—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.  The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the six months and quarter ending June 29, 2003.

	Net	Shares
($ in thousands,	Earnings	(In thousands)	Per Share
except per share amounts)	(Numerator)	(Denominator)	Amount

Second Quarter 2003
Basic EPS	$1,983	34,227	$0.06
Effect of dilutive securities issuable in
connection with stock purchase plans		342 (1)

Diluted EPS	$1,983	34,569	$0.06

First Six Months of 2003
Basic EPS	$2,554	34,125	$0.07
Effect of dilutive securities issuable in
connection with stock purchase plans		290 (1)

Diluted EPS	$2,554	34,415	$0.07

(1)	Includes 151 shares of CTS common stock to be issued to the former DCA shareholders who have not yet tendered their stock certificates for exchange at June 29, 2003.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTE J—Earnings Per Share (Continued)

The following table shows the potentially dilutive securities which have been excluded from the diluted earnings per share calculation for the three and six month periods ending June 29, 2003 because they are either anti-dilutive or the exercise price is below the average market price and the diluted loss per share calculation for the periods ending June 30, 2002 because their effect would reduce the loss per share:

	Three Months Ended		Six Months Ended

(Number of shares in thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Securities issuable in connection with stock purchase plans	--	216	--	221	(1)
Stock options where the exercise price exceeds the
average market price of common shares during the period	1,430	780	1,503	807
Stock options where the exercise price is below the
average market price of common shares during the period
which would be anti-dilutive	--	105	--	99
Securities related to the subordinated convertible debt	1,247	1,247	1,247	623

(1)	Includes 152 shares of CTS common stock to be issued to the former DCA shareholders who have not yet tendered their stock certificates for exchange at June 30, 2002.

NOTE K—Accounting Pronouncements

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  FAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  FAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  CTS is still evaluating the effect that the adoption of FAS No. 149 will have on the Company’s financial position, results of operations or cash flows, but does not expect the impact to be significant.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and must be applied to CTS´ existing financial instruments effective June 30, 2003, the beginning of the first interim period after June 15, 2003.  CTS does not expect the adoption of FAS No. 150 to have a material effect on its results of operations or financial condition.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect its consolidated financial statements.

     •  Estimating inventory valuation, the allowance for doubtful accounts and other accrued liabilities
     •  Valuation of long-lived and intangible assets and depreciation / amortization periods
     •  Income taxes
     •  Retirement plans

In the first six months of 2003, there have been no changes in the above critical accounting policies.

Results of Operations

Comparison of Second Quarter 2003 and Second Quarter 2002

Business Segment Discussion

The following table highlights the segment results for the three month period ending June 29, 2003 and June 30, 2002:

		Electronics
	Components	Manufacturing
	& Sensors	Services

	($ in thousands)
Second Quarter 2003
Sales	$63,994	$52,703
Operating earnings	1,787	2,720
% of sales	2.8%	5.2%

Second Quarter 2002
Sales	$72,712	$45,013
Operating earnings (loss) (1)	(3,309)	2,234
% of sales (1)	(4.6)%	5.0%

(1)	Excludes restructuring-related, one-time charges of $0.4 million pre-tax. Refer also to Note H "Business Segments."

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

The second quarter of 2003 sales of components and sensors and EMS products, as a percentage of total sales, were 55% and 45% respectively. The second quarter of 2002 sales of components and sensors and EMS products, as a percentage of total sales, were 62% and 38% respectively. Refer to Note H, "Business Segments," for a description of the Company's business segments.

Components and Sensors business segment sales decreased $8.7 million or 12% from the prior year quarter. The decrease was caused by a $4.4 million reduction in end-of-life products and general softness in the automotive, computer and communications markets. The operating earnings of $1.8 million increased $5.1 million primarily from lower depreciation and amortization expense of $3.2 million, a new royalty licensing fee of $1.0 million, and other restructuring-related cost reductions.

EMS business segment sales increased $7.7 million, or 17% from the prior year quarter primarily in infrastructure systems equipment. The operating earnings of $2.7 million increased $0.5 million primarily from increased volumes.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings (loss) for the three-month periods ended June 29, 2003 and June 30, 2002:

	June 29, 2003	June 30, 2002	Increase (Decrease)

	($ in thousands)
Net sales	$116,697	$117,725	$(1,028)
Gross margin	24,520	21,109	3,411
Gross margin as a percent of sales	21.0%	17.9%	3.1%

Selling, general and administrative expenses	14,623	16,563	(1,940)
Selling, general and administrative expenses as a percent of sales	12.5%	14.1%	(1.6)%
Research and development expenses	5,390	6,021	(631)
Research and development expenses as a percent of sales	4.6%	5.1%	(0.5)%

Operating earnings (loss)	4,507	(1,475)	5,982
Operating earnings (loss) as a percent of sales	3.9%	(1.3)%	5.2%

Total other expense	1,863	2,090	(227)
Earnings (loss) before income taxes	2,644	(3,565)	6,209
Income tax expense (benefit)	661	(892)	1,553
Income tax rate	25.0%	25.0%	--%

Net earnings (loss)	$1,983	$(2,673)	$4,656

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Although total sales were relatively constant, gross margins increased $3.4 million, or 3 percentage points. Significant items contributing to this increase include lower depreciation expense of $2.2 million, and higher revenue from a new royalty licensing fee of $1.0 million. Restructuring-related, one-time charges in the second quarter of 2002 were $0.4 million, while none were incurred in 2003.

Selling, general and administrative expenses were $14.6 million, or 13% of sales, compared to $16.6 million, or 14% of sales, in the prior year quarter. The reduction was primarily due to benefits of restructuring actions and cost reduction programs.  Research and development expenses of $5.4 million, or 5% of sales, decreased $0.6 million from the second quarter of 2002.

Operating earnings increased $6.0 million compared to the prior year quarter.  Improved operating earnings primarily resulted from decreased depreciation and amortization expense of $3.1 million and a reduction in other operating expenses of $1.5 million, primarily from restructuring-related cost reductions. In addition, the second quarter of 2003 included a new royalty license fee of $1.0 million. While no restructuring-related, one-time charges were incurred in 2003, the second quarter of 2002 included a $0.4 million restructuring-related, one-time charge.

Total other expense decreased $0.2 million.   Interest expense decreased $1.0 million, offset primarily by lower gains on disposal of assets.

Comparison of First Half 2003 and First Half 2002

Business Segment Discussion

The following table highlights the business segment results for the six month periods ending June 29, 2003 and June 30, 2002:

		Electronics
	Components	Manufacturing
	& Sensors	Services

	($ in thousands)
First Six Months 2003
Sales	$124,319	$98,147
Operating earnings	2,110	4,991
% of sales	1.7%	5.1%

First Six Month 2002
Sales	$137,656	$92,662
Operating earnings (loss) (1)	(5,617)	5,552
% of sales (1)	(4.1)%	6.0%

(1)	Excludes restructuring-related, one-time charges of $1.2 million pre-tax. Refer also to Note H "Business Segments."

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

During the first six months of 2003, sales of components and sensors and EMS products, as a percentage of total sales, were 56% and 44% respectively. The first six months of 2002 sales of components and sensors and EMS products, as a percentage of total sales, were 60% and 40% respectively. Refer to Note H, "Business Segments," for a description of the Company's business segments.

Components and Sensors business segment sales decreased $13.3 million or 10% from the prior year. The decrease was primarily due to a reduction of end-of-life product sales of $8.5 million and a general softness in the automotive, computer and communications markets. Despite the sales decrease, operating earnings increased $7.7 million due to lower depreciation and amortization expense of $5.7 million and other improvements of $5.1 million primarily due to restructuring-related actions. A one-time customer reimbursement of $3.1 million was included in 2002.

EMS business segment sales increased $5.5 million, or 6% from the prior year primarily in infrastructure systems equipment. The operating earnings of $5.0 million decreased $0.6 million from a shift in sales to lower margin products.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings (loss) for the six-month periods ended June 29, 2003 and June 30, 2002:

	June 29, 2003	June 30, 2002	Increase (Decrease)

	($ in thousands)
Net sales	$222,466	$230,318	$(7,852)
Gross margin	45,603	43,787	1,816
Gross margin as a percent of sales	20.5%	19.0%	1.5%

Selling, general and administrative expenses	27,471	31,880	(4,409)
Selling, general and administrative expenses as a percent of sales	12.3%	13.8%	(1.5)%
Research and development expenses	11,031	13,154	(2,123)
Research and development expenses as a percent of sales	5.0%	5.7%	(0.7)%

Operating earnings (loss)	7,101	(1,247)	8,348
Operating earnings (loss) as a percent of sales	3.2%	(0.5)%	3.7%

Total other expense	3,696	4,852	(1,156)
Earnings (loss) before income taxes	3,405	(6,099)	9,504
Income tax expense (benefit)	851	(1,525)	2,376
Income tax rate	25.0%	25.0%	--%

Net earnings (loss)	$2,554	$(4,574)	$7,128

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Net sales decreased by $7.9 million, or 3% from the first half of 2002.  The decline in sales principally reflects the Company’s decision to exit and end-of-life on certain component product lines of $8.5 million, used primarily in cell phone applications, and a reduction of $4.9 million in other components and sensor products. These decreases were partially offset by higher demand for EMS infrastructure systems of $5.5 million.

Gross margin increased $1.8 million, or 1.5 percentage points, despite lower sales volume.  The first half of 2002 included a $1.9 million net favorable one-time adjustment which consisted of a $3.1 million one-time customer reimbursement and $1.2 million of restructuring-related, one-time charges. The 2003 gross margin dollar and percentage improvement was primarily due to lower depreciation expense of $3.6 million and other restructuring-related cost reductions.

Selling, general and administrative expenses were $27.5 million, or 12% of sales, compared to $31.9 million, or 14% of sales, in the first half of 2002. The reduction was primarily due to benefits of the restructuring actions. Research and development expenses of $11.0 million decreased $2.1 million from the first half of 2002. While significant ongoing research and development activities continue in our Components and Sensors business segment to support expanded applications and new product development, a decrease in spending occurred due to the end-of-life decision of certain products in the third quarter of 2002. Operating earnings of $7.1 million increased $8.3 million compared to the first six months of 2002, as previously described above.

CTS announced restructuring plans during 2002 and 2001, designed to effect operational improvements and related organizational realignments and to size the Company to then-existing market realities, while continuing to put a priority on positioning the Company to be successful as the economy recovers and market growth returns. See Note D, “Restructuring and Impairment Charges,” for additional explanation of the plan actions.  The expected 2003 pre-tax profitability improvement associated with the 2002 restructuring and asset impairment charges is estimated to be $17.0 million.

Total other expense of $3.7 million decreased $1.2 million, primarily due to reduced interest expense of $1.7 million, partially offset by $0.5 million of lower gains on asset sales.

During the first six months of 2003, CTS completed the sale of its 3.2x5mm TCXO production line. The 3.2x5mm TCXO products are used primarily in mobile handset applications and sales of these 3.2x5mm TCXO products were insignificant in prior years.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

As of June 29, 2003, CTS had a senior, secured credit agreement with a revolving credit facility commitment totaling $85 million, expiring in December 2003, with an outstanding balance of $18.3 million. On July 14, 2003, CTS entered into a new, three-year credit agreement (the new credit agreement) containing a $55 million senior, secured revolving credit facility, replacing the $85 million credit agreement. CTS has classified the June 29, 2003 outstanding balance of $18.3 million as long-term debt. The new credit agreement allows for the expansion of the facility commitment to $75 million after January 14, 2004, if certain conditions are met. The new credit agreement contains financial covenants briefly described in Note G, "Long-Term Debt." While these covenants are typical and CTS management currently expects to be in compliance with all financial covenants, there can be no assurance of this since certain factors, such as forecasted future operating results, are dependent upon future events, some of which are beyond CTS' ability to control. If CTS is unable to comply with the financial covenants, it will seek to obtain amendments or waivers from the lenders and/or identify other sources of liquidity such as raising additional capital and/or the sale of certain assets, including assets held for sale. In the third quarter of 2003, CTS expects to write-off $0.4 million of debt issue costs relating to the old credit agreement.

During the first half of 2003, CTS reduced the outstanding balance of the revolving credit facility by $10.1 million, primarily through cash provided by operations of $6.9 million, and $3.0 million proceeds from the issuance of stock.

Working capital increased $33.5 million in the first six months of 2003. The change in debt classification of $18.3 million, combined with the net debt repayment of $10.1 million, accounts for $28.4 of this change. The remaining working capital change is primarily attributable to tax-related items of $5.0 million, prepaids and non-trade receivables of $2.0 million, offset by the net effect of accounts receivable, inventory and accounts payable of $0.2 million and a $2.5 million reduction in cash.

Cash flows provided by operations were $6.9 million in the first half of 2003.  Components of cash flows from operations include earnings of $2.6 million, depreciation and amortization of $17.3 million partially offset by unfavorable changes in current assets and current liabilities of $6.8 million, and a $6.1 million increase in the prepaid pension asset. In the first half of 2002, cash flows provided by operating activities were $2.7 million.  The net loss, combined with the increase in the pension asset and net working capital reductions were more than offset by depreciation and amortization for the first half of 2002.

Cash flows used in investing activities totaled $0.6 million through the first half of 2003, including $4.5 million of capital expenditures partially offset by $4.0 million of proceeds from the sale of assets. Cash flows used for investing activities totaled $6.2 million through the first half of 2002, consisting principally of $8.0 million of capital expenditures partially offset by $1.8 million of proceeds from the sale of assets.

Cash flows used by financing activities were $9.2 million in 2003, consisting primarily of the net repayment of debt of $10.1 million and dividend payments of $2.0 million, partially offset by proceeds from issuance of stock of $3.0 million. Cash flows provided by financing activities were $4.8 million in 2002, consisting primarily of proceeds from the issuance of debt of $26.1 million and proceeds from the issuance of common stock of $39.1 million, partially offset debt and dividend payments of $58.6 million and $1.9 million, respectively.

CTS’ capital expenditures for 2003 are expected to total approximately $15 million, $4.5 million of which has been spent during the first six months of the year.  These capital expenditures are primarily for new products and cost savings initiatives. CTS is also obligated to make approximately $6 million of lease payments in 2003.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

CTS believes cash flows from operations and available borrowings under its new revolving credit facility will be adequate to fund its working capital and capital expenditure requirements.  However, if customer demand decreases significantly from forecasted levels or customer pricing pressures reduce revenues or profit margins significantly, CTS may need to find an alternative funding source.  In this event, CTS may choose to pursue additional equity and/or debt financing.  CTS may not be able to obtain additional financing, which would be affected by general economic and market conditions, on terms acceptable to CTS or at all.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission.  CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.   During the first half of 2003, CTS did not issue any common stock under this registration statement.  As of June 29, 2003, CTS could offer up to $445.8 million of additional debt and/or equity securities under this registration statement.

On November 13, 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission.  During the first half of 2003, CTS issued $3.0 million of common stock under this registration statement.  CTS used the net proceeds of these equity issuances to repay the revolver under the prior credit agreement.  As of June 29, 2003, CTS could issue up to approximately 188,000 additional shares of common stock under this registration statement.

In April 2002, the Company issued $25 million of five-year, 6.5% convertible, subordinated debentures.  These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share.  At any time after the three-year anniversary of the issue date, the purchasers may accelerate the maturity of the debentures.  CTS also has the right after such three-year anniversary and under certain circumstances, to force conversion of the debentures into common stock.  CTS used the net proceeds from the offering to repay the outstanding term loans in full under its then existing credit facility, and the balance was applied to its revolving facility.

_________________

Statements about the Company’s earnings outlook and its plans, estimates and beliefs concerning the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current expectations.  Actual results may differ materially from those reflected in the forward-looking statements due to a variety of factors which could affect the Company’s operating results, liquidity and financial condition.  We undertake no obligations to publicly update or revise any forward-looking statements.  Factors that could impact future results include among others: the general market conditions in the automotive, computer and communications markets, and in the overall worldwide economies; reliance on key customers; the Company’s capabilities to implement measures to improve its financial condition and flexibility; the Company’s successful execution of its ongoing cost-reduction plans; pricing pressures and demand for the Company’s products, especially if economic conditions worsen or do not recover in the key markets; changes in the liability insurance markets which might impact the Company’s capability to obtain appropriate levels of insurance coverage; the effect of major health concerns such as Severe Acute Respiratory Syndrome (SARS) on our employees, customers and suppliers; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks.  Investors are encouraged to examine the Company’s 2002 Form 10-K, which more fully describes the risks and uncertainties associated with the Company’s business.

PART I  -  FINANCIAL INFORMATION (Continued)

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

During the fourth quarter of 2002, a claim was made by one business unit of a major customer regarding a possible performance-related issue with a particular product. During the second quarter of 2003, CTS resolved this claim in a manner that was acceptable to both parties. This resolution had no material affect on the results of operations in the second quarter of 2003, and is not expected to have any material affect in future periods on the results of operations or cash flows.

PART II  -  OTHER INFORMATION (Continued)

    Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CTS Corporation was held on May 1, 2003.  At the meeting, the following matter was submitted to a vote of the stockholders of CTS:

The election of nine directors to serve for one year beginning at the 2003 annual shareholders' meeting and expiring at the 2004 annual shareholders' meeting. A summary of votes by directors is shown below:

Director	For	Withheld

Walter S. Catlow	30,392,803	666,175
Lawrence J. Ciancia	30,294,064	664,914
Thomas G. Cody	30,517,822	541,156
Gerald H. Frieling	30,372,900	686,078
Roger R. Hemminghaus	30,467,377	591,601
Michael A. Henning	30,436,939	622,039
Robert A. Profusek	30,517,518	541,460
Donald K. Schwanz	30,430,866	628,112

   Item 5.    Other Information

Employees of CTS Corporation and its domestic subsidiaries have been eligible to invest in CTS common stock as one of the investment options under the CTS Corporation Retirement Savings Plan (the “401(k) Plan”) since January 1, 1989. The Plan Trustee buys CTS common stock for this purpose on the open market. CTS does not receive any remuneration from these transactions. In the period between June 27, 2002 and June 27, 2003, the Trustee purchased 268,588 shares of CTS common stock under the 401(k) Plan at a total cost of approximately $1.8 million. Although CTS believes that registration was not required under the Securities Act of 1933, in order to eliminate any future concerns, on June 27, 2003 CTS filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the 401(k) Plan. In addition, CTS has agreed with the CTS Corporation Employee Benefits Committee, the Plan Administrator, to restore any losses realized by participants in the 401(k) Plan on purchases and sales that took place within the one-year period prior to the filing of the registration statement. CTS anticipates that the cost of restoring such amounts will be less than $50,000.

   Item 6.    Exhibits and Reports on Form 8-K

a.      Exhibits

         (10)(a)  Credit Agreement dated July 14, 2003

         (10)(b)  Amendments to the CTS Corporation Salaried Employees' Pension Plan

         (99)(a)  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002

PART II  -  OTHER INFORMATION (Continued)

    Item 6.    Exhibits and Reports on Form 8-K

b.      Reports on Form 8-K

         During the three-month period ending June 29, 2003, CTS filed the following reports on Form 8-K:

•	Report dated April 23, 2003, under Item 7., Financial Statements and Exhibits, containing the press release announcing first quarter 2003 financial results.

•	Report dated June 6, 2003, under item 9., Regulation FD Disclosure, containing investor presentation material and reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation

/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Dated: July 25, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 25, 2003	/s/ Donald K. Schwanz

Donald K. Schwanz, Director President and Chief Executive Officer

CERTIFICATIONS

I, Vinod M. Khilnani, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CTS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 25, 2003	/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer