Form 10-Q
period 2003-09-28
CTS CORP
filed 2003-10-29
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended September 28, 2003
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
Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2003:  35,836,060

CTS CORPORATION AND SUBSIDIARIES

i

PART I  -  FINANCIAL INFORMATION

   Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net sales	$108,496	$110,944	$330,962	$341,262
Costs and expenses:
Cost of goods sold	84,841	87,059	261,704	273,590
Selling, general and administrative expenses	14,694	16,651	42,165	48,531
Research and development expenses	5,052	5,390	16,083	18,544
Restructuring and impairment charges — Note D	4,563	18,343	4,563	18,343

Operating earnings (loss)	(654)	(16,499)	6,447	(17,746)
Other (expense) income:
Interest expense	(2,139)	(2,192)	(6,010)	(7,744)
Interest income	75	113	225	281
Other	298	150	323	682

Total other expense	(1,766)	(1,929)	(5,462)	(6,781)

Earnings (loss) before income taxes	(2,420)	(18,428)	985	(24,527)
Income tax benefit — Note H	(8,494)	(4,607)	(7,643)	(6,132)

Net earnings (loss)	$6,074	$(13,821)	$8,628	$(18,395)

Net earnings (loss) per share — Note K
Basic	$0.17	$(0.41)	$0.25	$(0.56)

Diluted	$0.17	$(0.41)	$0.25	$(0.56)

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

Average common shares outstanding:
Basic	34,799	33,606	34,351	32,907
Diluted	35,352	33,606	34,729	32,907

See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 28, 2003	December 31, 2002*

	(UNAUDITED)
ASSETS
Current Assets
Cash	$19,646	$9,225
Accounts receivable, less allowances (2003 -- $1,943; 2002 -- $1,694)	62,812	63,802
Inventories — Note C	37,434	36,262
Other current assets	8,533	7,212
Deferred income taxes	36,027	35,833

Total current assets	164,452	152,334
Property, plant and equipment,
less accumulated depreciation (2003 -- $255,837; 2002 -- $251,430)	127,350	148,632
Other Assets
Prepaid pension asset	129,482	120,277
Intangible assets	38,040	39,923
Assets held for sale — Note E	17,768	23,135
Other	5,881	5,731

Total other assets	191,171	189,066

Total Assets	$482,973	$490,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt — Note G	$—	$28,350
Accounts payable	47,342	44,490
Accrued liabilities	35,658	38,199
Income taxes payable — Note H	10,037	23,517

Total current liabilities	93,037	134,556
Long-term debt — Note G	81,000	67,000
Other long-term obligations	12,038	11,501
Deferred income taxes	11,346	11,955
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value;
52,178,730 shares issued at September 28, 2003 and
50,718,883 shares issued at December 31, 2002	255,910	241,393
Additional contributed capital	23,248	23,514
Retained earnings	260,595	255,085
Accumulated other comprehensive loss	(543)	(835)

	539,210	519,157
Cost of common stock held in treasury
(2003 -- 16,565,558 shares; 2002 --16,618,373 shares)	(253,658)	(254,137)

Total shareholders’ equity	285,552	265,020

Total Liabilities and Shareholders' Equity	$482,973	$490,032

*The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Nine Months Ended

	September 28, 2003	September 29, 2002

Cash flows from operating activities:
Net earnings (loss)	$8,628	$(18,395)
Adjustments to reconcile net earnings (loss)
to net cash provided by operating activities:
Depreciation and amortization	25,487	33,420
Restructuring and impairment charges	4,563	18,343
Other	364	(854)
Changes in assets and liabilities:
Accounts receivable	990	16,693
Inventories	(1,172)	9,172
Other current assets	(1,321)	(1,670)
Prepaid pension asset	(9,205)	(10,820)
Accounts payable and accrued liabilities	(13,199)	(29,241)
Other	342	523

Total adjustments	6,849	35,566

Net cash provided by operations	15,477	17,171

Cash flows from investing activities:
Capital expenditures	(6,206)	(11,341)
Proceeds from sales of assets	4,081	2,317
Other	(129)	(139)

Net cash used in investing activities	(2,254)	(9,163)

Cash flows from financing activities:
Payments of long-term debt	(92,845)	(75,088)
Proceeds from issuance of long-term debt	78,495	26,050
Issuance of common stock	14,429	40,960
Dividends paid	(3,078)	(2,932)
Other	(47)	117

Net cash used in financing activities	(3,046)	(10,893)

Effect of exchange rate on cash	244	1,257

Net increase (decrease) in cash	10,421	(1,628)

Cash and equivalents at beginning of year	9,225	13,255

Cash and equivalents at end of period	$19,646	$11,627

Supplemental cash flow information
Cash paid during the period for:
Interest	$3,638	$4,316
Income taxes--net	$6,036	$4,127

See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net earnings (loss)	$6,074	$(13,821)	$8,628	$(18,395)
Other comprehensive earnings (loss):
Cumulative translation adjustments	43	366	309	1,138
Deferred gain (loss) on forward contracts	20	14	(17)	(373)

Comprehensive earnings (loss)	$6,137	$(13,441)	$8,920	$(17,630)

See notes to condensed consolidated financial statements.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED
September 28, 2003

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

NOTE B—Employee Stock-Based Compensation

CTS accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations.  CTS has adopted the disclosure requirements of the Financial Accounting Standards Board's (FASB) Financial Accounting Standard (FAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  Had employee compensation cost for CTS' fixed, stock-based compensation plans been determined based on the fair value method, as defined by FAS No. 123, "Accounting for Stock-Based Compensation," CTS' net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

	($ in thousands, except per share amounts)
Net earnings (loss), as reported	$6,074	$(13,821)	$8,628	$(18,395)
Add: Stock-based employee compensation cost,
net of tax, included in net earnings (loss)	—	—	—	—
Deduct: Stock-based employee compensation cost,
net of tax, if fair value based method were used	(912)	(767)	(2,180)	(2,213)

Pro forma net earnings (loss)	$5,162	$(14,588)	$6,448	$(20,608)

Net earnings (loss) per share-basic, as reported	$0.17	$(0.41)	$0.25	$(0.56)
Pro forma net earnings (loss) per share-basic	0.15	(0.43)	0.19	(0.63)
Net earnings (loss) per share-diluted, as reported	0.17	(0.41)	0.25	(0.56)
Pro forma net earnings (loss) per share-diluted	$0.15	$(0.43)	$0.19	$(0.63)

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTE C—Inventories

The components of inventory consist of the following:

	September 28, 2003	December 31, 2002

	($ in thousands)
Finished goods	$10,795	$12,503
Work-in-process	8,385	8,346
Raw materials	18,254	15,413

	$37,434	$36,262

NOTE D—Restructuring and Impairment Charges

During the third quarter of 2003, CTS recorded a $4.6 million pre-tax impairment charge to reduce the carrying value of certain assets, held by the Components and Sensors business segment, to their estimated fair value. Approximately $3.3 million of the impairment charge reflects a writedown for electronic equipment following final production of previously announced “end of life” products and a re-assessment of the current market value for equipment held for sale. An additional $1.3 million of the impairment charge relates to excess capacity on a production line following an assessment of future capacity needs.

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

The restructuring charge of $5.0 million recorded in the third quarter of 2002 relates primarily to organizational realignment in the Components and Sensors business segment, and reductions in support staff for the design of new custom variations of certain product lines.  Included in this amount is $4.6 million of severance costs associated with the separation of approximately 300 employees, substantially all of which have been severed as of September 28, 2003.  Approximately 67% of the employees severed were salary and indirect employees and 33% were hourly production employees.

The following table displays the restructuring activity and restructuring reserve balances as of September 28, 2003 for actions initiated in 2002:

	Workforce	Other
	Reductions	Exit Costs	Total

	($ in millions)
Third quarter of 2002 charge	$4.6	$0.4	$5.0
Items paid or utilized in 2002	(3.4)	—	(3.4)

Reserve balance at December 31, 2002	1.2	0.4	1.6
Items paid or utilized in first nine months of 2003	(1.0)	(0.3)	(1.3)

Reserve balance at September 28, 2003	$0.2	$0.1	$0.3

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTE D—Restructuring and Impairment Charges (Continued)

The 2002 restructuring plan also included $12.5 million of asset impairment charges.  Approximately $9.8 million of the impairment charge was the adjustment needed to recognize impairments resulting from the reduction in the remaining useful lives of certain manufacturing equipment. Approximately $2.1 million of the impairment charge related to the write-off of leasehold improvements at its engineering and design facility in Taiwan and at its manufacturing facility in China.  Approximately $0.2 million related to impairment of certain intangible assets acquired in the 1999 acquisition of the Component Products Division of Motorola.  The remaining $0.4 million impairment charge related to adjustments to the estimated fair value of certain assets held for sale.

CTS also recognized a pension plan curtailment loss of approximately $0.8 million in the third quarter of 2002, resulting from reduced employment levels as a result of the restructuring activities.

In 2001, CTS recorded $40.0 million of pre-tax restructuring and impairment charges, $14.0 million in the second quarter and $26.0 million in the fourth quarter.  Plan actions were designed to permit the Company to operate more efficiently in the then-existing environment and, at the same time, position the Company for success when the economy improved.  CTS completed these consolidations and transfers in fiscal 2002.

During the first nine months of 2002, CTS recorded in cost of sales, $1.3  million of restructuring-related, one-time charges, consisting primarily of equipment relocation and other employee-related costs.  No unusual charges of this nature were incurred in the first nine months of 2003.

Note E—Assets Held for Sale

Assets held for sale at September 28, 2003 are comprised of facilities, primarily the Longtan, Taiwan, building and other machinery and equipment that has been removed from service and is to be disposed of pursuant to the Company’s restructuring activities (refer also to Note D, “Restructuring and Impairment Charges”).  The assets are held by the Components and Sensors business segment.  These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management’s ability to control, and could differ materially from the amounts currently recorded.

As described in Note D, during the third quarter of 2003, CTS further impaired certain electronic equipment associated primarily with previously announced “end-of-life” products. Also during the first nine months of 2003, CTS sold the production equipment from its 3.2x5mm TCXO production line.  This equipment was classified as assets held for sale at December 31, 2002.

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

Note G—Long-Term Debt

On July 14, 2003, CTS entered into a new, three-year credit agreement (the new credit agreement) containing a $55 million senior, secured revolving credit facility, replacing the former $85 million senior, secured credit agreement.  The outstanding balance was $14.0 million at September 28, 2003.

The new credit agreement categorized this debt as senior to CTS´ $25 million convertible debentures. The debt is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on these borrowings fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on performance under certain financial covenants, and is currently 0.50 percent per annum. The new credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage, maximum leverage ratio and a minimum tangible net worth. Failure of CTS to comply with these covenants could reduce the borrowing availability under the new credit agreement. Additionally, the new credit agreement limits the amounts allowed for dividends, capital expenditures and acquisitions. The new credit agreement also allows for expansion of the facility commitment to $75 million after January 14, 2004 if certain conditions are met by CTS.

NOTE H—Income Taxes Payable

During the quarter ended September 28, 2003, CTS recorded a tax benefit of $7.9 million resulting from the reversal of reserves that were no longer required following the expiration of statutory deadlines.

NOTE I—Business Segments

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

NOTE I—Business Segments (Continued)

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K. Management evaluates performance based upon operating earnings before interest and income taxes.

Summarized financial information concerning CTS’ reportable segments, including reclassification of prior years, is shown in the following table:

	Components and Sensors	EMS	Total

	($ in thousands)
Third Quarter 2003
Net sales to external customers	$61,449	$47,047	$108,496
Segment operating earnings	$1,505	$2,404	$3,909
Total assets	$406,938	$76,035	$482,973

Third Quarter 2002
Net sales to external customers	$68,757	$42,187	$110,944
Segment operating earnings (loss)	$(423)	$2,374	$1,951
Total assets	$452,000	$62,247	$514,247

First Nine Months of 2003
Net sales to external customers	$185,768	$145,194	$330,962
Segment operating earnings	$3,615	$7,395	$11,010
Total assets	$406,938	$76,035	$482,973

First Nine Months of 2002
Net sales to external customers	$206,413	$134,849	$341,262
Segment operating earnings (loss)	$(6,040)	$7,926	$1,886
Total assets	$452,000	$62,247	$514,247

PART I  -  FINANCIAL INFORMATION(Continued)

   Item 1.   Financial Statements (Continued)

NOTE I—Business Segments (Continued)

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

	Three Months Ended		Nine Months Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

	($ in thousands)
Total segment operating earnings	$3,909	$1,951	$11,010	$1,886
Restructuring, asset impairment and related
one-time charges - Components and Sensors	(4,563)	(18,348)	(4,563)	(19,498)
Restructuring, asset impairment and related
one-time charges - EMS	—	(102)	—	(134)
Interest expense	(2,139)	(2,192)	(6,010)	(7,744)
Other income	373	263	548	963

Earnings (loss) before income taxes	$(2,420)	$(18,428)	$985	$(24,527)

NOTE J—Contingencies

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

   Item 1.   Financial Statements (Continued)

NOTE J—Contingencies (Continued)

In 1999, CTS acquired certain assets and liabilities of the Component Products Division of Motorola.  The acquisition was accounted for under the purchase method of accounting.  As part of the purchase agreement, CTS may be obligated to pay additional amounts.  No amounts are due to Motorola in 2003 for 2002 under the agreement.  CTS does not expect to make a material payment under this agreement in 2004 for 2003, which is the final year of potential obligations.   The maximum remaining potential payment under the acquisition agreement was $17.4 million at September 28, 2003.

NOTE K—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.  The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the nine months and quarter ending September 28, 2003.

	Net	Shares
($ in thousands,	Earnings	(In thousands)	Per Share
except per share amounts)	(Numerator)	(Denominator)	Amount

Third Quarter 2003
Basic EPS	$6,074	34,799	$0.17
Effect of dilutive securities:
Stock options		265
Other		288 (1)

Diluted EPS	$6,074	35,352	$0.17

First Nine Months of 2003
Basic EPS	$8,628	34,351	$0.25
Effect of dilutive securities:
Stock options		106
Other		272 (1)

Diluted EPS	$8,628	34,729	$0.25

(1)	Includes 151 shares of CTS common stock to be issued to the former DCA shareholders who have not yet tendered their stock certificates for exchange at September 28, 2003.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 1.   Financial Statements (Continued)

NOTE K—Earnings Per Share (Continued)

The following table shows the potentially dilutive securities which have been excluded from the diluted earnings per share calculation for the three and nine month periods ending September 28, 2003 and September 29, 2002 because they are either anti-dilutive or the exercise price exceeds the average market price:

	Three Months Ended			Nine Months Ended

(Number of shares in thousands)	September 28, 2003	September 29, 2002		September 28, 2003	September 29, 2002

Securities issuable in connection with stock purchase plans	—	245	(1)	—	229	(1)
Stock options where the exercise price exceeds the
average market price of common shares during the period	779	1,564		1,262	1,059
Stock options where the exercise price is below the
average market price of common shares during the period
which would be anti-dilutive	—	—		—	66
Securities related to the subordinated convertible debt	1,247	1,247		1,247	831

(1)	Includes 152 shares of CTS common stock to be issued to the former DCA shareholders who have not yet tendered their stock certificates for exchange at September 29, 2002.

NOTE L—Accounting Pronouncements

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  FAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  FAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.   Adoption of FAS No. 149 did not have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  FAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and must be applied to CTS´ existing financial instruments effective June 30, 2003, the beginning of the first interim period after June 15, 2003.  The adoption of FAS No. 150 did not have a material impact on its results of operations or financial condition.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. This discussion includes certain non-GAAP financial measures which CTS' management believes are useful to investors in analyzing CTS' financial performance and results of operations over time. Reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures are included herein.

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
     •  Retirement plans

In the first nine months of 2003, there have been no changes in the above critical accounting policies.

Results of Operations

Comparison of Third Quarter 2003 and Third Quarter 2002

Business Segment Discussion

The following table highlights the business segment results for the three-month periods ending September 28, 2003 and September 29, 2002:

		Electronics
	Components	Manufacturing
	& Sensors	Services

	($ in thousands)
Third Quarter 2003
Sales	$61,449	$47,047
Segment operating earnings	1,505	2,404
% of sales	2.4%	5.1%

Third Quarter 2002
Sales	$68,757	$42,187
Segment operating earnings (loss)	(423)	2,374
% of sales	(0.6)%	5.6%

PART I  -  FINANCIAL INFORMATION (Continued)

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

The third quarter of 2003 sales of components and sensors and EMS products, as a percentage of total sales, were 57% and 43% respectively. The third quarter of 2002 sales of components and sensors and EMS products, as a percentage of total sales, were 62% and 38% respectively. Refer also to Note I, "Business Segments," for a description of the Company's business segments.

Components and Sensors business segment sales decreased $7.3 million or 11% from the prior year quarter. The decrease was primarily due to a $5.2 million reduction in end-of-life product sales and general softness in the computer, communications and automotive markets. The segment operating earnings of $1.5 million increased $1.9 million. In the third quarter of 2003, lower manufacturing and selling, general and administrative expenses of approximately $2.4 million combined with lower depreciation and amortization of $2.5 million caused the segment operating earnings improvement despite lower sales volumes in 2003 and approximately $1.0 million pertaining to the resolution of a customer credit recorded in 2002.

EMS business segment sales increased $4.9 million, or 12%, from the prior year quarter. The incremental segment operating earnings generated from higher sales levels were impacted by less favorable product mix. This resulted in approximately the same level of segment operating earnings, $2.4 million, as in the third quarter of 2002.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings (loss) for the three-month periods ended September 28, 2003 and September 29, 2002:

	September 28, 2003	September 29, 2002	Increase (Decrease)

	($ in thousands)
Net sales	$108,496	$110,944	$(2,448)
Gross margin	23,655	23,885	(230)
Gross margin as a percent of sales	21.8%	21.5%	0.3%

Selling, general and administrative expenses	14,694	16,651	(1,957)
Selling, general and administrative expenses as a percent of sales	13.5%	15.0%	(1.5)%

Research and development expenses	5,052	5,390	(338)
Research and development expenses as a percent of sales	4.7%	4.9%	(0.2)%

Restructuring and impairment charges	4,563	18,343	(13,780)

Operating loss	(654)	(16,499)	(15,845)
Operating loss as a percent of sales	(0.6)%	(14.9)%	(14.3)%

Total other expense	(1,766)	(1,929)	(163)
Loss before income taxes	(2,420)	(18,428)	(16,008)
Income tax benefit	(8,494)	(4,607)	3,887

Net earnings (loss)	$6,074	$(13,821)	$19,895

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Compared to the third quarter of 2002, total sales were down $2.4 million, or 2%. However, excluding end-of-life product sales, net sales increased 2.6% quarter to quarter. These end-of-life product sales relate to products described in the third quarter 2002 restructuring plan, which include Voltage Controlled Oscillators (VCO) and Temperature Compensated Crystal Oscillators (TCXO).

The following table is a reconciliation of net sales to net sales excluding end-of-life products for the three-month periods ended September 28, 2003 and September 29, 2002:

	September 28, 2003	September 29, 2002	Increase (Decrease)	Increase (Decrease)
($ in millions)
Net sales	$108.5	$110.9	$(2.4)	(2.2)%
End-of-life products	1.6	6.8	(5.2)	(76.5)%

Net sales excluding end-of-life products	$106.9	$104.1	$2.8	2.6%

The gross margin percent increased 0.3 percentage points over 2002, to 21.8% despite the lower net sales. Items contributing to the gross margin percentage increase included lower depreciation expense of $1.7 million, partially offset by $0.9 million in unfavorable impact, primarily due to a higher mix of EMS segment sales which inherently have lower margins compared to Component and Sensor segment sales. The prior year quarter gross margin also included approximately $1.0 million pertaining to the resolution of a customer credit.

Selling, general and administrative expenses were $14.7 million, or 14% of sales, compared to $16.7 million, or 15% of sales, in the prior year quarter. The reduction was primarily due to benefits of restructuring actions and cost reduction programs.  Research and development expense levels remained relatively constant.

During the third quarter of 2003, CTS recorded a $4.6 million pre-tax impairment charge to reduce the carrying value of certain assets, held by the Components and Sensors business segment, to their estimated fair value. Approximately $3.3 million of the impairment charge reflects a writedown for electronic equipment following final production of previously announced “end of life” products and a re-assessment of the current market value for equipment held for sale. An additional $1.3 million of the impairment charge relates to excess capacity on a production line following an assessment of future capacity needs.

The operating loss of $0.7 million improved $15.8 million compared to the prior year quarter. This improvement was the result of lower depreciation and amortization of $2.4 million and a reduction in other operating expenses of $0.6 million, primarily in salaries and wages. In addition, the third quarter of 2003 included a $4.6 million asset impairment charge while the third quarter of 2002 included $18.4 million of restructuring, asset impairment and restructuring-related one-time charges and approximately $1.0 million pertaining to the resolution of a customer credit.

Interest expense, included in other expenses, remained relatively constant at approximately $2.1 million in both years. Interest expense in the third quarter of 2003, however, included $0.4 million relating to the write off of debt issue costs of the former credit agreement. Excluding the $0.4 million write-off, interest expense was lower due to reduced outstanding debt balances.

During the quarter ended September 28, 2003, CTS recorded a tax benefit of $7.9 million resulting from the reversal of reserves that were no longer required following the expiration of statutory deadlines. The reserve reduction will not impact CTS' anticipated fourth quarter 2003 effective income tax rate of 25%.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Comparison of Nine Months 2003 and Nine Months 2002

Business Segment Discussion

The following table highlights the business segment results for the nine month periods ending September 28, 2003 and September 29, 2002:

		Electronics
	Components	Manufacturing
	& Sensors	Services

	($ in thousands)
First Nine Months 2003
Sales	$185,768	$145,194
Segment operating earnings	3,615	7,395
% of sales	1.9%	5.1%

First Nine Month 2002
Sales	$206,413	$134,849
Segment operating earnings (loss)	(6,040)	7,926
% of sales	(2.9)%	5.9%

During the first nine months of 2003, sales of components and sensors and EMS products, as a percentage of total sales, were 56% and 44% respectively. The first nine months of 2002 sales of components and sensors and EMS products, as a percentage of total sales, were 60% and 40% respectively. Refer also to Note I, "Business Segments," for a description of the Company's business segments.

Components and Sensors business segment sales decreased $20.6 million, or 10%, from the prior year. The decrease was primarily due to a reduction of end-of-life product sales of $13.7 million and a general softness in the computer, communications and automotive markets. Despite the sales decrease, segment operating earnings improved $9.7 million. Contributing to the improvement were lower salary and wage expenses of $10.9 million and lower depreciation and amortization expenses of $8.1 million. These improvements were partially reduced by the impact of lower volume of approximately $5 million and $4.1 million of favorable items occurring in 2002, related to certain customer reimbursements.

EMS business segment sales increased $10.3 million, or 7.7% from the prior year primarily in infrastructure systems equipment. The segment operating earnings of $7.4 million decreased $0.5 million primarily due to a less favorable product mix.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings (loss) for the nine-month periods ended September 28, 2003 and September 29, 2002:

	September 28, 2003	September 29, 2002	Increase (Decrease)

	($ in thousands)
Net sales	$330,962	$341,262	$(10,300)
Gross margin	69,258	67,672	1,586
Gross margin as a percent of sales	20.9%	19.8%	1.1%

Selling, general and administrative expenses	42,165	48,531	(6,366)
Selling, general and administrative expenses as a percent of sales	12.7%	14.2%	(1.5)%

Research and development expenses	16,083	18,544	(2,461)
Research and development expenses as a percent of sales	4.9%	5.4%	(0.5)%

Restructuring and impairment charges	4,563	18,343	(13,780)

Operating earnings (loss)	6,447	(17,746)	24,193
Operating earnings (loss) as a percent of sales	1.9%	(5.2)%	7.1%

Total other expense	(5,462)	(6,781)	(1,319)
Earnings (loss) before income taxes	985	(24,527)	25,512
Income tax benefit	(7,643)	(6,132)	1,511

Net earnings (loss)	$8,628	$(18,395)	$27,023

Net sales decreased by $10.3 million, or 3% from the first nine months of 2002.  The decline principally reflects the Company’s decision to exit and end-of-life certain component product lines of $13.7 million, used primarily in cell phone applications, and a sales reduction of $6.9 million in other components and sensor products. These decreases were partially offset by higher EMS product sales of $10.3 million, primarily infrastructure systems.

End-of-life product sales relate to products described in the third quarter 2002 restructuring plan, which include Voltage Controlled Oscillators (VCO) and Temperature Compensated Crystal Oscillators (TCXO), including product sales from the TCXO production line sold in the first quarter of 2003. The following table is a reconciliation of net sales to net sales excluding end-of-life products for the nine-month periods ended September 28, 2003 and September 29, 2002:

	September 28, 2003	September 29, 2002	Increase (Decrease)	Increase (Decrease)
($ in millions)
Net sales	$331.0	$341.3	$(10.3)	(3.0)%
End-of-life products	5.4	19.1	(13.7)	(71.7)%

Net sales excluding end-of-life products	$325.6	$322.2	$3.4	1.1%

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Gross margin increased $1.6 million, or 1.1 percentage points, despite the lower sales volume. The 2003 gross margin dollar and percentage improvements were, in part, due to lower depreciation expense of $5.3 million. Also, gross margin in the first nine months of 2002 included $1.3 million of restructuring-related one-time charges, and favorable adjustments of $3.1 million for a customer reimbursement and approximately $1.0 million pertaining to the resolution of a customer credit.

Selling, general and administrative expenses in 2003 were $42.2 million, or 13% of sales, compared to $48.5 million, or 14% of sales, in the first nine months of 2002. The reduction was primarily due to benefits of the restructuring actions taken in 2002. Research and development expenses of $16.1 million decreased $2.5 million from the first nine months of 2002. The first nine months of 2003 included $4.6 million of asset impairment charges and 2002 included $19.6 million of restructuring, asset impairment and related one-time charges.

During the third quarter of 2003, CTS recorded a $4.6 million pre-tax impairment charge to reduce the carrying value of certain assets, held by the Components and Sensors business segment, to their estimated fair value. Approximately $3.3 million of the impairment charge reflects a writedown for electronic equipment following final production of previously announced “end of life” products and a re-assessment of the current market value for equipment held for sale. An additional $1.3 million of the impairment charge relates to excess capacity on a production line following an assessment of future capacity needs.

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

Total other expense of $5.5 million decreased $1.3 million, primarily due to reduced interest expense of $1.7 million on lower debt balances, partially offset by higher bank fee amortization of $0.2 million.

During the quarter ended September 28, 2003, CTS recorded a tax benefit of $7.9 million resulting from the reversal of reserves that were no longer required following the expiration of statutory deadlines. The reserve reduction will not impact CTS´ anticipated fourth quarter 2003 effective income tax rate of 25%.

During the first nine months of 2003, CTS completed the sale of its 3.2x5mm TCXO production line. The 3.2x5mm TCXO products are used primarily in mobile handset applications and sales of these 3.2x5mm TCXO products were insignificant in prior years.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

On July 14, 2003, CTS entered into a new, three-year credit agreement (the new credit agreement) containing a $55 million senior, secured revolving credit facility, replacing the former $85 million senior, secured credit agreement. The new credit agreement allows for the expansion of the facility commitment to $75 million after January 14, 2004, if certain conditions are met. The new credit agreement contains financial covenants briefly described in Note G, "Long-Term Debt." While these covenants are typical and CTS management currently expects to be in compliance with all financial covenants, there can be no assurance of this since certain factors, such as forecasted future operating results, are dependent upon future events, some of which are beyond CTS' ability to control. If CTS is unable to comply with the financial covenants, it will seek to obtain amendments or waivers from the lenders and/or identify other sources of liquidity such as raising additional capital and/or the sale of certain assets, including assets held for sale.

During the first nine months of 2003, net cash provided by the operating activities was $15.5 million, issuance of common stock generated $14.4 million and proceeds from the sales of assets were $4.1 million. With the available cash, CTS reduced the outstanding balance of the revolving credit facility by $14.4 million, incurred capital expenditures of $6.2 million, paid dividends of $3.1 million and increased the cash balance by $10.4 million.

For the nine months ended September 2003, cash flow from operations was $15.5 million. Positively impacting cash flow from operations were net earnings of $8.6 million and adjustments to reconcile earnings of $30.4 million, primarily from depreciation and amortization. Changes in assets and liabilities reduced cash flow from operations by $23.6 million, primarily in the prepaid pension asset and accounts payable and accrued liabilities. The reduction in accrued liabilities includes a $7.9 million tax reserve reversal. In the first nine months of 2002, cash flows provided by operating activities were $17.2 million. The net loss for the first nine months of 2002 combined with the increase in the pension asset and the net increase in working capital were more than offset by the depreciation and amortization and restructuring and impairment charges for the first nine months of 2002.

Cash flows used in investing activities totaled $2.3 million through the first nine months of 2003, including $6.2 million of capital expenditures, partially offset by $4.1 million of proceeds from the sale of assets. Cash flows used for investing activities totaled $9.2 million through the first nine months of 2002, including $11.3 million of capital expenditures, partially offset by $2.3 million of proceeds from the sale of assets.

Cash flows used for financing activities in the first nine months of 2003 were $3.0 million in 2003, consisting primarily of net repayment of debt of $14.4 million and stock dividends of $3.1 million, partially offset by proceeds from the issuance of common stock of $14.4 million. Cash flows used for financing activities were $10.9 million in the first nine months of 2002 consisting primarily of repayments of debt of $75.1 million and dividend payments of $2.9 million. These uses of cash were partially offset by proceeds from the issuance of common stock of $41.0 million and convertible subordinated debentures of $25.0 million.

CTS’ capital expenditures for 2003 are expected to total approximately $13 million, $6.2 million of which has been spent during the first nine months of the year.  These capital expenditures are primarily for new products and cost savings initiatives. CTS was also obligated to make approximately $6 million of lease payments in 2003, of which approximately $4.5 million has been paid through September 28, 2003.

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

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.   During the first nine months of 2003, CTS issued $10.7 million of common stock under this registration statement. CTS used the net proceeds of this equity issuance to repay the revolving loan under its credit agreement. As of September 28, 2003, CTS could offer up to $435.1 million of additional debt and/or equity securities under this registration statement.

On November 13, 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission.  During the first nine months of 2003, CTS issued $3.7 million of common stock under this registration statement. CTS used the net proceeds of these equity issuances to repay revolving loans under its credit agreements. As of September 28, 2003, CTS could issue up to approximately 136,000 additional shares of common stock under this registration statement.

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

_________________

Statements about the Company’s earnings outlook and its plans, estimates and beliefs concerning the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current expectations. Actual results may differ materially from those reflected in the forward-looking statements due to a variety of factors which could affect the Company’s operating results, liquidity and financial condition.  We undertake no obligation to publicly update or revise any forward-looking statement.  Factors that could impact future results include among others: the general market conditions in the automotive, computer and communications markets, and in the overall worldwide economies; reliance on key customers; the Company’s capabilities to implement measures to improve its financial condition and flexibility; the Company’s successful execution of its ongoing cost-reduction plans; pricing pressures and demand for the Company’s products, especially if economic conditions worsen or do not recover in the key markets; changes in the liability insurance markets which might impact the Company’s capability to obtain appropriate levels of insurance coverage; the effect of major health concerns such as Severe Acute Respiratory Syndrome (SARS) on our employees, customers and suppliers; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks.  Investors are encouraged to examine the Company’s 2002 Form 10-K, which more fully describes the risks and uncertainties associated with the Company’s business.

PART I  -  FINANCIAL INFORMATION (Continued)

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in CTS' market risk since December 31, 2002.

   Item 4.    Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of September 28, 2003, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of CTS' management, including the chief executive officer and chief financial officer, of the effectiveness of CTS' disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS' disclosure controls and procedures are effective at the reasonable assurance level referred to above. Subsequent to the date of their evaluation, there have been no significant changes in CTS' internal controls or in other factors that could significantly affect these controls. The company's management, including the CEO and CFO, does not expect its disclosure controls and procedures or its internal controls will prevent all error and all fraud.

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

    Item 6.    Exhibits and Reports on Form 8-K

a.      Exhibits

         (10) (a)   CTS Corporation 2003 Excess Benefit Retirement Plan, effective July 1, 2003

         (31) (a)   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

         (31) (b)   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

         (32) (a)   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

         (32) (b)   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

b.      Reports on Form 8-K

         During the three-month period ending September 28, 2003, CTS filed the following reports on Form 8-K:

•	Report dated July 21, 2003, under Item 9., Regulation FD Disclosure, containing the press release announcing that it had entered into a new credit agreement with its four major financial institutions.

•	Report dated July 24, 2003, under item 7., Financial Statements and Exhibits, containing the press release announcing second quarter 2003 financial results.

•	Report dated August 26, 2003, under Item 5., Other Items, disclosing the sale of 1,000,000 shares of its Common Stock to an institutional investor pursuant to a previously filed shelf registration statement on Form S-3. The Form 8-K also filed the opinion of counsel related to this transaction.

•	Report dated September 25, 2003, under Item 9., Regulation FD Disclosure, containing a copy of material used in an investor relations presentation. The Form 8-K also contained a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

Dated: October 28, 2003