Form 10-K
period 2003-12-31
CTS CORP
filed 2004-02-20
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For Fiscal Year Ended December 31, 2003
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
Yes  X     No

The aggregate market value of the voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS’ common stock on June 27, 2003, was approximately $339.2 million. There were 36,071,509 shares of Common Stock, without par value, outstanding on February 17, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2003 Annual Report to shareholders are incorporated herein by reference in Parts 1 and 2.

(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on April 28, 2004, are incorporated by reference in Part 3.

i

PART 1

Item 1.     Business

CTS Corporation (CTS) is a global manufacturer of components and sensors and a supplier of electronics manufacturing services. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. The principal executive offices are located in Elkhart, Indiana. CTS maintains a website at http://www.ctscorp.com. Filings on Forms 10-K, 10-Q and 8-K made by CTS with the Securities and Exchange Commission may be obtained, free of charge, on this website, as soon as reasonably practicable after filing.

CTS designs, manufactures, assembles and sells a broad line of components and sensors and provides electronics manufacturing services primarily for the automotive, communications and computer markets. CTS operates manufacturing facilities located throughout North America, Asia and Europe. CTS’ product lines serve major markets globally, focused primarily on the needs of original equipment manufacturers (OEMs). Sales and marketing is accomplished through CTS sales engineers, independent manufacturers’ representatives and distributors.

BUSINESS SEGMENTS AND PRODUCTS BY MAJOR MARKET

CTS has two reportable business segments: 1) Components and Sensors and 2) Electronics Manufacturing Services (EMS).

Components and sensors are products that perform specific electronic functions for a given product family for use by global original equipment manufacturers, contract manufacturers and electronic distributors. Components and sensors consist principally of:

•	quartz crystals and oscillators used in public infrastructure and networking for the communications and computer markets;

•	automotive sensors and actuators used in the automotive market;

•	terminators, including ClearONE TM terminators, used in computer and other high speed applications;

•	potentiometers, resistor networks and switches used to serve multiple markets;

•	ceramic filters and duplexers used in communications and computer markets;

•	pointing sticks/cursor controls for computers and games for the computer market;

•	piezoceramics substrates and assemblies used in medical, industrial and other applications; and

•	low temperature cofired ceramics (LTCC) for applications such as global positioning system (GPS) devices and electronic substrates used in various automotive and communications applications.

Products from the Components and Sensors business segment are principally sold into three major OEM markets: 1) automotive, 2) communications and 3) computer. Products from the EMS business segment are principally sold into the communications and computer OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls and defense/aerospace.

Electronics Manufacturing Services (EMS) include the higher level assembly of electronic and mechanical components into a finished subassembly, including printed circuit assembly, or the final assembly of a product performed under a contract manufacturing agreement with OEMs or other contract manufacturers. EMS also includes the design of interconnect systems and complex backplanes, global supply-chain management services, such as bill-of-material development and sourcing, related manufacturing and design services as may be required by the customer, and logistical and transportation services related to delivery completion. EMS services are principally sold into the computer and communications OEM markets. In addition, the CTS EMS segment also serves the networking, medical diagnostic and imaging, industrial and automotive industries.

The following tables provide a breakdown of net sales by business segment and market in dollars and as a percent of consolidated net sales:

	Components & Sensors			EMS			Total

(Net sales $ in millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Markets
Automotive	$118.1	$115.9	$114.3	$—	$—	$—	$118.1	$115.9	$114.3
Communications	74.4	112.7	196.8	44.3	28.2	51.8	118.7	140.9	248.6
Computer	29.8	16.9	22.8	161.2	156.1	156.6	191.0	173.0	179.4
Other	30.6	25.4	32.2	4.6	2.6	3.2	35.2	28.0	35.4

Consolidated net sales	$252.9	$270.9	$366.1	$210.1	$186.9	$211.6	$463.0	$457.8	$577.7

	Components & Sensors			EMS			Total

(As a % of consolidated net sales)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Markets
Automotive	26%	25%	20%	—	—	—	26%	25%	20%
Communications	16%	25%	34%	9%	6%	9%	25%	31%	43%
Computer	6%	4%	4%	35%	34%	27%	41%	38%	31%
Other	7%	5%	5%	1%	1%	1%	8%	6%	6%

% of consolidated net sales	55%	59%	63%	45%	41%	37%	100%	100%	100%

Net sales to external customers, operating earnings and total assets by segment, and net sales and long-lived assets by geographic area, are contained in Note I, “Business Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

General market conditions in the global automotive, communications and computer markets and in the overall economy also affect the business of CTS. Any adverse occurrence that results in a significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could have a material adverse effect on our business, financial condition and results of operations.

The following table identifies major products by their business segment and markets. Many products are sold into several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Other Markets
Components and Sensors:
Ceramic Filters and Duplexers	•	•	•	•
Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules	•	•	•	•
Automotive Sensors	•
Resistor Networks	•	•	•	•
ClearONE™ Terminators		•	•	•
DIP Switches and Potentiometers	•	•	•	•
Actuators	•
Pointing Sticks/ Cursor Controls			•	•
Low Temperature Cofired Ceramics (LTCC)	•	•		•
Piezoceramics Products				•
EMS:
Integrated Interconnect Systems and Backpanels		•	•	•

MARKETING AND DISTRIBUTION

CTS sales engineers and independent manufacturers’ representatives sell products from both the Components and Sensors business segment and the EMS business segment to OEMs. CTS maintains sales offices in China, Hong Kong, Japan, Scotland, Singapore, Taiwan and the United States. Approximately 82% of 2003 net sales was attributable to coverage by CTS sales engineers.

CTS sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing and developing products to meet specific customer requirements.

CTS utilizes the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by CTS sales engineers for both of its business segments. Independent manufacturers’ representatives receive commissions from CTS. During 2003, 14% of net sales was attributable to coverage by independent manufacturers’ representatives. CTS also uses distributors for customers in its Components and Sensors business segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2003, independent distributors accounted for approximately 4% of net sales.

RAW MATERIALS

CTS utilizes a wide variety of raw materials and purchased parts in its manufacturing processes. The following are the most significant raw materials and purchased parts, identified by business segment:

Components

and Sensors:	Copper, brass, precious metals (primarily silver and palladium), resistive and conductive inks, piezoceramics, passive electronic components and semiconductors, integrated circuits, ceramic materials, plastic and molding compounds, printed circuit boards, quartz blanks and crystals.

EMS:	Power supplies and converters, prefabricated steel, printed circuit boards, passive electronics components and semiconductors, integrated circuits, connectors, cables and modules.

These raw materials are purchased from several vendors, and except for certain semiconductors, CTS does not believe it is dependent upon one or a limited number of vendors. Although CTS purchases all of its semiconductors from a limited number of vendors, alternative sources are available. In 2003, substantially all of these materials were available in adequate quantities to meet CTS’ production demands.

CTS does not currently anticipate any raw material shortages that would slow production. However, the lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to CTS may vary. Occasionally CTS might need to order raw materials in greater quantities and at higher than optimal prices to compensate for the variability of lead times for delivery.

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

CTS carries raw materials, including certain semiconductors, work-in-process and finished goods inventories which are unique to particular customers. In the event of reductions or cancellations of orders, some inventories may not be useable or returnable to vendors for credit. CTS generally imposes charges for the reduction or cancellation of orders by customers, and these charges are usually sufficient to cover a significant portion of the financial exposure of CTS for inventories that are unique to a customer. CTS does not customarily grant special return or payment privileges to customers. CTS’ working capital requirements and businesses are generally neither cyclical nor seasonal.

PATENTS, TRADEMARKS AND LICENSES

CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS believes its success is not materially dependent on the existence or duration of any patent, group of patents or trademarks. CTS was issued 26 new U.S. patents in 2003 and currently holds in excess of 355 U.S. patents with hundreds of non-U.S. counterpart patents.

CTS has licensed the right to use several of its patents to both U.S. and non-U.S. companies. In 2003, license and royalty income was less than 1% of net sales. CTS believes its success is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.

MAJOR CUSTOMERS

CTS’ 15 largest customers represented 71% of net sales in 2003, 73% of net sales in 2002 and 75% of net sales in 2001. This percentage is decreasing as the Company continues efforts to broaden its customer base, particularly in automotive and wireless infrastructure offerings. Sales to Hewlett-Packard Company (Hewlett-Packard) amounted to 33% of net sales in 2003 and 2002. Hewlett-Packard acquired Compaq Computer Corporation (Compaq) in May 2002. The Compaq sales are included in the Hewlett-Packard percentages in 2003 and 2002. In 2001, sales to Compaq were 28% of net sales while sales to Hewlett-Packard were not significant. Sales to Motorola, Inc. (Motorola) accounted for 13% of net sales in 2003, 12% of net sales in 2002, and 17% of net sales in 2001.

The Components and Sensors business segment revenues from Motorola represent $38.6 million, or 14%, and $84.3 million, or 23%, of the segment’s revenue for the years ended December 31, 2002 and 2001, respectively. Components and Sensors business segment revenues from Motorola were less than 10% of the segment’s revenue in 2003.

EMS business segment revenues from Hewlett-Packard represent $151.8 million, or 72%, and $150.4 million, or 80% of the segment’s revenue for the years ended December 31, 2003 and 2002, respectively. EMS business segment revenues from Motorola were $40.2 million, or 19%, of the segment’s revenue for the year ended December 31, 2003. EMS business segment revenues from Compaq were $160.2 million, or 76% of the segment’s revenue for the year ended December 31, 2001.

Although the Company is making efforts to broaden its customer base, we depend on a small number of customers for a large portion of our business. Changes in the level of our customers’ orders have, in the past, had a significant impact on our operating results. If a major customer reduces the amount of business it does with us, or substantially changes the terms of that business, there would be an adverse impact on our operating results.

Although the Company is making efforts to broaden its customer base, we expect to continue to depend on sales to our major customers. As our customers are under no obligation to continue to do business with us on a long-term basis, there is always the possibility that one or more customers may choose to work with a competitor and reduce their business with us. Customers may also reduce or delay their business with us because of economic or other conditions or decisions that reduce their need for CTS products or services. Since it is difficult to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of business with us in the future. If one or more of our customers were to become insolvent or otherwise unable to pay for our products and/or services, our operating results, financial condition and cash flows could be adversely affected.

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

The following table shows order backlog by segment and in total as of January 25, 2004 and January 26, 2003.

($ in millions)	January 25, 2004	January 26, 2003

Components and Sensors	$52.1	$52.3
EMS	18.5	10.9

Total	$70.6	$63.2

Order backlog at the end of January 2004 will generally be filled during the 2004 fiscal year.

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

In the EMS segment, CTS competes with a number of well-established U.S. and non-U.S. manufacturers on the basis of process capability, price, technology, quality, reliability, delivery and service in the markets in which we participate.  Some of its competitors have greater manufacturing and financial resources.  However, CTS generally does not pursue extremely high volume, highly price sensitive business, as do some of its major competitors.  Some competitors are also CTS customers for components and sensors, as well as EMS services.

In both the Components and Sensors and EMS business segments, some customers have reduced or plan to reduce their number of suppliers, while increasing the volume of their purchases. Most customers are demanding higher quality, reliability and delivery standards from CTS as well as its competitors. These trends create opportunities for CTS, but also increase the risk of loss of business to competitors. CTS is subject to competitive risks that are part of the nature of the electronics industry, including short product life cycles and technical obsolescence.

CTS believes it competes most successfully in custom products manufactured to meet specific applications of major OEMs and with EMS services oriented toward high mix and low to medium volume outsourcing needs of OEMs.

NON-U.S. REVENUES AND RISKS

In 2003, 60% of net sales to external customers originated from non-U.S. operations compared to 56% in 2002 and 57% in 2001. At December 31, 2003, approximately 37% of total CTS assets were located at non-U.S. operations compared to 39% of total CTS assets at the end of 2002. A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated. CTS believes the business risks to its non-U.S. operations, though substantial, are normal risks for non-U.S. businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. CTS’ non-U.S. manufacturing facilities are located in Canada, China, Mexico, Scotland, Singapore and Taiwan.

Net sales to external customers originating from non-U.S. operations for the Components and Sensors business segment were $144.0 million in 2003, compared to $153.8 million in 2002 and $210.4 million in 2001. Net sales to external customers originating from non-U.S. operations for the EMS business segment were $132.3 million in 2003, compared to $104.0 million in 2002 and $120.6 million in 2001. Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales to external customers and long-lived assets by geographic area, is contained in Note I, “Business Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2003, 2002 and 2001, CTS spent $21.5 million, $24.1 million, and $32.8 million, respectively, for research and development. The reductions in research and development spending from 2001 to 2003 reflect savings due to organizational consolidation, changing business mix and streamlining of research and development activities. Significant ongoing research and development activities continue in CTS’ Components and Sensors business segment, particularly for automotive products in support of growth initiatives. Our research and development investment is primarily focused at expanded applications and new product development, as well as current product and process enhancements. Research and development expenditures in the EMS business segment are typically very low.

CTS believes a strong commitment to research and development is required for future growth. Most CTS research and development activities relate to developing new products and technologies, improving product flow and adding product value to meet the current and future needs of its customers. CTS employs approximately 460 engineers and technicians who are specifically assigned to the development and engineering support of new materials, new processes and innovative products. CTS provides its customers with full systems support to ensure quality and reliability through all phases of design, launch and manufacturing to meet or exceed customer requirements. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers. CTS expenses all research and development costs as incurred.

EMPLOYEES

CTS employed 5,041 people at December 31, 2003, and 75% of these people were employed outside the United States. Approximately 255 CTS employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2003. One agreement will expire in 2010 and the other will expire in 2008. CTS employed 5,313 people at December 31, 2002.

ADDITIONAL INFORMATION

Information responsive to Item 401(b) of Regulation S-K is contained under the caption "Directors and Executive Officers of the Registrant" in Item 10 of this Annual Report on Form 10-K and is incorporated herein by reference.

Exhibit 99(a) to this report contains an updated description of CTS’ capital stock. This exhibit, which is incorporated herein by reference, updates and supersedes the description of CTS’ capital stock in CTS prospectuses related to CTS’ active registration statements listed in Exhibit 23 hereto.

Exhibit 99(b) hereto contains updated risk factors applicable to CTS’ business and an investment in CTS securities. This exhibit, which is incorporated herein by reference, describes some of the factors that may cause actual results to differ materially from the forward-looking statements made herein and in the documents incorporated by reference herein. In addition, this exhibit updates and supersedes the descriptions of risk factors in CTS’ prospectuses related to CTS’ active registration statements listed in Exhibit 23 hereto.

Item 2.     Properties

As of February 16, 2004, CTS has manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/ Leased	Business Segment
Albuquerque, New Mexico	267,000	Owned (1)	Components and Sensors
Berne, Indiana	249,000	Owned (2)	Components and Sensors
Burbank, California	9,200	Owned	Components and Sensors
Burbank, California	4,850	Leased	Components and Sensors
Dongguan, China	36,380	Leased	Components and Sensors
Elkhart, Indiana	319,000	Owned (2)	Components and Sensors
Glasgow, Scotland	75,000	Owned	Components and Sensors and EMS
Glasgow, Scotland	20,000	Leased	Components and Sensors and EMS
Glasgow, Scotland	37,000	Leased	Components and Sensors and EMS
Kaohsiung, Taiwan	133,000	Owned	Components and Sensors
Londonderry, New Hampshire	83,000	Leased	EMS
Matamoros, Mexico	51,000	Owned	Components and Sensors
Singapore	159,000	Owned (3)	Components and Sensors and EMS
Streetsville, Ontario, Canada	112,000	Owned	Components and Sensors
Tianjin, China	210,000	Owned (4)	Components and Sensors and EMS
West Lafayette, Indiana	102,500	Owned (2)	Components and Sensors

Total Manufacturing	1,867,930

(1) The land and buildings are collateral for certain industrial revenue bonds.
(2)    The land and buildings are collateral for the revolving credit agreement.
(3)    Ground lease through 2039; restrictions on use and transfer apply.
(4) Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/ Leased	Description	Business Segment
Baldwin, Wisconsin	39,000	Owned	Held for Sale	Components and Sensors
Bloomingdale, Illinois	110,000	Leased	Administrative Offices and Research	Components and Sensors
Brownsville, Texas	85,000	Owned	Warehousing Facility	Components and Sensors
Carlisle, Pennsylvania	114,200	Leased	Idle Facility	Components and Sensors
Elkhart, Indiana	93,000	Owned (1)	Administrative Offices and Research	Components and Sensors and EMS
Kowloon, Hong Kong	600	Leased	Sales Office	Components and Sensors
Longtan, Taiwan	280,000	Owned	Held for Sale	Components and Sensors
Sandwich, Illinois	94,000	Owned (1)	Held for Sale	Components and Sensors
Shanghai, China	1,708	Leased	Sales Office	Components and Sensors
Southfield, Michigan	1,700	Leased	Sales Office	Components and Sensors
Taipei, Taiwan	1,250	Leased	Sales Office	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales Office	Components and Sensors
(1) The land and buildings are collateral for the revolving credit agreement.

CTS regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor and location to its markets and major customers. Management believes CTS’ manufacturing facilities are suitable and adequate, and have sufficient capacity to meet its current needs. The extent of utilization varies from plant to plant and with general economic conditions. CTS also reviews the operating costs of its facilities and may from time-to-time relocate or move a portion of its manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow. As indicated in the table above, CTS has decided to sell certain of its facilities closed in connection with its 2001 and 2002 restructurings. Refer also to Note B, “Restructuring and Impairment Charges,” and Note D, “Assets Held for Sale,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

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

During the fourth quarter of 2003, no matter was submitted to a vote of CTS security holders.

PART 2

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

The principal market for CTS common stock is the New York Stock Exchange using the symbol “CTS.” Quarterly market high and low trading prices for CTS Common Stock for each quarter of the past two years and the amount of dividends declared during the previous two years is located in “Shareholder Information,” appearing in the 2003 Annual Report to Shareholders, portions of which are filed herewith as Exhibit (13) and are incorporated herein by reference (2003 Annual Report). On February 17, 2004, there were approximately 1,529 CTS common shareholders of record.

CTS’ current practice is to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. The new credit agreement limits CTS’ ability to pay dividends, but it permits CTS to continue to pay quarterly dividends at the rate of $0.03 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS and any other factors considered relevant by the Board of Directors.

Item 6.     Selected Financial Data

A summary of selected financial data for CTS for each of the previous five years is contained in the “Five-Year Summary,” included in the 2003 Annual Report and incorporated herein by reference.

Certain acquisitions, divestitures, closures of operations or product lines and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity and capital resources for the three previous years, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2001-2003),” included in the 2003 Annual Report and incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk for CTS is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2001-2003),” included in the 2003 Annual Report and incorporated herein by reference and in Note A, “Summary of Significant Accounting Policies — Financial Instruments,” of the notes to the consolidated financial statements as noted in the Index appearing under item 15 (a) (1) and (2).

Item 8.     Financial Statements and Supplementary Data

Consolidated financial statements, meeting the requirements of Regulation S-X, the Report of Independent Accountants, and “Quarterly Results of Operations” and “Per Share Data” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15 (a)(1) and (2), and are included in the 2003 Annual Report and incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of December 31, 2003, the end of the year covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS' disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above. Subsequent to the date of their evaluation, there have been no significant changes in CTS’ internal controls or in other factors that could significantly affect these controls.

PART 3

Item 10.    Directors and Executive Officers of the Registrant

Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained under the caption “Item 1. — Election of Directors” in the 2004 Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (2004 Proxy Statement), and is incorporated herein by reference.

Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Information responsive to Items 401(h) and 401(i) of Regulation S-K pertaining to the Audit Committee of the Board of Directors is contained under the caption "2003 Committees of the Board, Audit Committee" in the 2004 Proxy Statement, and is incorporated herein by reference.

CTS has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer or controller. CTS’ Code of Ethics is posted on its website at www.ctscorp.com/governance/code_of_ethics.htm.

The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on May 1, 2003. They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled on April 28, 2004, at which time the election of officers will be considered again by the Board of Directors.

LIST OF OFFICERS

Name	Age	Positions and Offices
Donald K. Schwanz	59	Chairman, President and Chief Executive Officer
Donald R. Schroeder	55	Executive Vice President and Chief Technology Officer
Vinod M. Khilnani	51	Senior Vice President and Chief Financial Officer
H. Tyler Buchanan	51	Senior Vice President
James L. Cummins	48	Senior Vice President Administration
Richard G. Cutter, III	57	Vice President, General Counsel and Secretary
George T. Newhart	61	Vice President Investor Relations
Thomas A. Kroll	49	Vice President and Controller
Matthew W. Long	42	Treasurer

BRIEF HISTORY OF OFFICERS

Donald K. Schwanz  was elected President in January 2001 and named Chief Executive Officer effective October 1, 2001. Mr. Schwanz was appointed Chairman of the Board of Directors on January 1, 2002. From January 2001 through October 1, 2001, Mr. Schwanz served as Chief Operating Officer of CTS. Prior to joining CTS in January 2001, he was President of the Industrial Control Business at Honeywell, Inc. since 1999, and had been with Honeywell, an aerospace company, since 1979, with positions of increasing responsibility.

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

James L. Cummins  was elected Senior Vice President Administration, effective December 31, 2001. Prior to this, Mr. Cummins was Vice President Human Resources since 1994. From 1991 through 1994, he served as Director of Human Resources.

Richard G. Cutter, III  was elected Vice President, General Counsel and Secretary effective December 31, 2001. Prior to this, Mr. Cutter was Vice President and Assistant Secretary since August 2000, and General Counsel since January 2000. Prior to joining CTS, he was General Counsel with General Electric — Silicones, a global manufacturer of silicone based raw materials.

George T. Newhart  was elected Vice President Investor Relations effective December 8, 2000. Prior to this, Mr. Newhart served as Vice President and Corporate Controller since 1998, and he served as Corporate Controller from 1989 through 1998.

Thomas A. Kroll  was elected Vice President and Controller on October 31, 2002. Prior to this, Mr. Kroll served as Controller Group Accounting since joining CTS in November 2000. Prior to joining CTS, he served as Corporate Controller for Fedders Corporation from 1995.

Matthew W. Long  was elected Treasurer effective May 1, 2003. From December 2000 through May 2003, Mr. Long served as Assistant Treasurer. Mr. Long was Corporate Controller for Morgan Drive Away, Inc., a transportation services company, from July through December 2000. Prior to this, he served as Controller with CTS’ Electrocomponents operating unit and as Corporate External Financial Accounting Manager from 1996 through July 2000.

Item 11.     Executive Compensation

Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 2004 Proxy Statement under the captions “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 2004 Proxy Statement under the caption “Stock Ownership Information,” and is incorporated herein by reference.

Equity Compensation Plan Information

Information responsive to Item 201(d)(2) pertaining to equity compensation plan information is summarized in the following table:

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding Options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights.		Number of securities remaining available for future insurance under equity compensation plans (excluding securities reflected in Column (a))
Plan Category

Equity compensation plans approved by security holders	1,621,925		$17.33		1,139,778

Equity compensation plans not approved by security holders	52,981	(1)	—	(1)	—	(1)

Total	1,674,906				1,139,778

_________________

(1)	CTS has a stock retirement plan for nonemployee directors under which an account for each nonemployee director is annually credited with 800 common stock units. Furthermore, CTS annually credits each deferred stock account with an additional number of common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. Upon retirement, the nonemployee director is entitled to receive one share of the Company’s common stock for each common stock unit in his deferred stock account. CTS has issued only treasury shares for common stock units under the plan. In the past, the New York Stock Exchange has not required companies to obtain shareholder approval when issuing treasury shares or shares purchased in the open market under compensatory plans. At December 31, 2003, the deferred stock accounts contained a total of 52,981 units.

Item 13.     Certain Relationships and Related Transactions

Information responsive to Item 404 of Regulation S-K is contained in the 2004 Proxy Statement under the caption "Certain Business Relationships" and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information contained in the 2004 Proxy Statement under the caption "Independent Public Accountants" is incorporated herein by reference.

PART 4

Item 15.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3)  Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

(3)(ii)	Bylaws (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

(10)(a)	Employment Agreement, dated as of September 7, 2001, between the Company and Donald K. Schwanz (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 5, 2001). *

(10)(b)	Prototype officers and directors´ indemnification agreement (incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on March 21, 1996).

(10)(c)	CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit (10)(e) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997). *

(10)(d)	CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit (10)(f) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997). *

(10)(e)	CTS Corporation 2001 Stock Option Plan, approved by the shareholders on March 9, 2001 (incorporated by reference to Exhibit (10)(c) to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, filed with the Commission on April 27, 2001). *

(10)(f)	Asset Sale Agreement dated December 22, 1998, and Earnout Exhibit thereto, between CTS Wireless Components, Inc. and Motorola, Inc., under which CTS Wireless Components, Inc. acquired the assets of Motorola´s Components Products Division, (incorporated by reference to Exhibit (10)(f) to the Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on February 25, 1999).

(10)(g)	Rights Agreement between CTS Corporation and National City Bank, N.A., (successor to EquiServe Trust Company, N.A.) dated August 28,1998 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Commission on September 1, 1998).

(10)(h)	CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed with the Commission on April 23, 2003). *

Item 15.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K  (Continued)

(10)(i)	Prototype Severance Agreements between CTS Corporation and its officers, general managers and managing directors (incorporated by reference to Exhibit (10)(k) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on February 14, 2003). *

(10)(j)	CTS Corporation Executive Deferred Compensation Plan, effective September 14, 2000 (incorporated by reference to Exhibit (10)(h) to the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 9, 2001). *

(10)(k)	Securities Purchase Agreement, dated April 15, 2002, among CTS Corporation, Halifax Fund, L.P., DeAm Convertible Arbitrage Fund, Ltd., Palladin Overseas Fund, Ltd., Lancer Securities (Cayman) Ltd., Palladin Partners I, L.P., Steelhead Investments, Ltd., and Ram Trading, Ltd. (incorporated by reference to Exhibit 99.1 to the Current Report on 8-K dated April 19, 2002, filed with the Commission on April 22, 2002).

(10)(l)	Form of 6½% Convertible Subordinated Debenture (incorporated by reference to Exhibit 99.2 to the Current Report on 8-K dated April 19, 2002, filed with the Commission on April 22, 2002).

(10)(m)	Amendment to Rights Agreement, dated October 15, 2001, to the Rights Agreement dated as of August 28, 1998, between CTS Corporation and National City Bank, N.A., (successor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 8-A filed with the Commission on April 29, 2002).

(10)(n)	Amendment No. 2, dated as of April 22, 2002, to the Rights Agreement, dated as of August 28, 1998, between CTS Corporation and National City Bank, N.A., (successor to EquiServe Trust Company, N.A.), as amended on October 15, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A filed with the Commission on April 29, 2002).

(10)(o)	CTS Corporation Management Incentive Plan approved by the shareholders on May 1, 2002 (incorporated by reference to Appendix A to the Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on March 18, 2002). *

(10)(p)	CTS Corporation Retirement Plan (formerly the CTS Corporation Salaried Employees´ Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on February 14, 2003). *

(10)(q)	Credit Agreement dated as of July 14, 2003 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the Commission on July 25, 2003).

(10)(r)	CTS Corporation 2003 Excess Benefit Retirement Plan, as adopted effective July 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, filed with the Commission on October 29, 2003). *

(10)(s)	Amendments to the CTS Corporation Retirement Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the Commission on July 25, 2003). *

(13)	Portions of the 2003 Annual Report to shareholders incorporated herein, filed herewith.

(21)	Subsidiaries filed herewith.

Item 15.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K  (Continued)

(23)	Consent of PricewaterhouseCoopers LLP to incorporation by reference of their report dated January 26, 2004 relating to the financial statements and financial statement schedule in certain registration statements, filed herewith.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(a)	Description of stock filed herewith.

(99)(b)	Risk Factors, filed herewith.

_________________

*	Management contract or compensatory plan or arrangement.

(b)  Reports on Forms 8-K

During the three-month period ending December 31, 2003, CTS filed the following reports on Form 8-K:

•	Report dated October 23, 2003, under item 7., Financial Statements and Exhibits, containing the press release announcing third quarter 2003 financial results. The Form 8-K also contained a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

•	Report dated November 5, 2003, under Item 7., Financial Statements and Exhibits, and under Item 9., Regulation FD Disclosure, containing a copy of material used in an investor relations presentation. The Form 8-K also contained a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 18, 2004	By	/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2004	/s/ Donald K. Schwanz

Donald K. Schwanz, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 18, 2004	/s/ Walter S. Catlow

Walter S. Catlow, Director

Date: February 18, 2004	/s/ Lawrence J. Ciancia

Lawrence J. Ciancia, Director

Date: February 18, 2004	/s/ Thomas G. Cody

Thomas G. Cody, Director

Date: February 18, 2004	/s/ Gerald H. Frieling, Jr.

Gerald H. Frieling, Jr., Director

Date: February 18, 2004	/s/ Roger R. Hemminghaus

Roger R. Hemminghaus, Director

Date: February 18, 2004	/s/ Michael A. Henning

Michael A. Henning, Director

Date: February 18, 2004	/s/ Robert A. Profusek

Robert A. Profusek, Director

Date: February 18, 2004	/s/ Patricia K. Vincent

Patricia K. Vincent, Director

Date: February 18, 2004	/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 18, 2004	/s/ Thomas A. Kroll

Thomas A. Kroll Vice President and Controller

FORM 10-K - ITEM 15 (a) (1) AND (2) AND ITEM 15 (d)

CTS CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2003 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated statements of earnings (loss) - Years ended December 31, 2003, December 31, 2002 and December 31, 2001

Consolidated balance sheets - December 31, 2003 and December 31, 2002

Consolidated statements of shareholders’ equity - Years ended December 31, 2003, December 31, 2002 and December 31, 2001

Consolidated statements of cash flows - Years ended December 31, 2003, December 31, 2002 and December 31, 2001

Notes to consolidated financial statements

Supplementary Financial Data:

Quarterly Results of Operations (Unaudited) - Years ended December 31, 2003 and December 31, 2002

Per Share Data (Unaudited) - Years ended December 31, 2003 and December 31, 2002

The following consolidated financial statement schedule of CTS Corporation and subsidiaries is included in item 15 (d):

Schedule II - Valuation and qualifying accounts / Page S-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

S-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of CTS Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) and (2) on page S-1 present fairly, in all material respects, the financial position of CTS Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(d) on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
January 26, 2004

S-2

CTS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

(In thousands of dollars)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2003:
Allowance for doubtful receivables	$1,694	$396	$0	$(505)	$1,585

Year ended December 31, 2002:
Allowance for doubtful receivables	$1,470	$228	$0	$(4)	$1,694

Year ended December 31, 2001:
Allowance for doubtful receivables	$1,837	$(83)	$0	$(284)	$1,470

S-3