Form 10-Q
period 2004-03-28
CTS CORP
filed 2004-04-23
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended March 28, 2004
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
Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 21, 2004:  36,073,941

i

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended

	March 28, 2004	March 30, 2003

Net sales	$122,147	$105,769
Costs and expenses:
Cost of goods sold	97,538	84,686
Selling, general and administrative expenses	14,816	12,848
Research and development expenses	4,884	5,641

Operating earnings	4,909	2,594
Other (expense) income:
Interest expense	(1,533)	(1,972)
Interest income	102	49
Other	(118)	90

Total other expense	(1,549)	(1,833)

Earnings before income taxes	3,360	761
Income tax expense	840	190

Net earnings	$2,520	$571

Net earnings per share — Note J

Basic	$0.07	$0.02

Diluted	$0.07	$0.02

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	35,957	34,020
Diluted	36,243	34,258

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	March 28, 2004	December 31, 2003*

	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$32,861	$25,346
Accounts receivable, less allowances (2004 — $1,640; 2003 — $1,585)	83,663	72,290
Inventories — Note C	38,676	31,925
Other current assets	7,065	6,697
Deferred income taxes	28,530	28,508

Total current assets	190,795	164,766
Property, plant and equipment, less accumulated depreciation (2004 — $275,133; 2003 — $261,838)	118,148	122,481
Other Assets
Prepaid pension asset — Note G	135,387	132,960
Intangible assets	36,880	37,456
Assets held for sale — Note D	16,683	17,583
Other	6,968	7,004

Total other assets	195,918	195,003

Total Assets	$504,861	$482,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,120	$52,252
Accrued liabilities — Note D	51,670	43,437

Total current liabilities	110,790	95,689
Long-term debt — Note F	81,200	75,880
Other long-term obligations	11,101	11,133
Deferred income taxes	5,379	5,357
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 52,639,667 shares issued at March 28, 2004 and 52,632,088 shares issued at December 31, 2003	263,048	262,748
Additional contributed capital	21,613	21,520
Retained earnings	264,864	263,430
Accumulated other comprehensive earnings	529	151

	550,054	547,849
Cost of common stock held in treasury (2004 — 16,565,926 shares; 2003 — 16,565,558 shares)	(253,663)	(253,658)

Total shareholders’ equity	296,391	294,191

Total Liabilities and Shareholders’ Equity	$504,861	$482,250

*The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended

	March 28, 2004	March 30, 2003

Cash flows from operating activities:
Net earnings	$2,520	$571
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,260	8,812
Changes in assets and liabilities:
Accounts receivable	(11,373)	4,019
Inventories	(6,751)	148
Other current assets	(369)	1,002
Prepaid pension asset	(2,427)	(3,115)
Accounts payable and accrued liabilities	3,778	(3,540)
Other	622	302

Total adjustments	(9,260)	7,628

Net cash provided by (used in) operations	(6,740)	8,199

Cash flows from investing activities:
Capital expenditures	(1,980)	(2,220)
Proceeds and deposits on asset sales	11,869	3,892

Net cash provided by investing activities	9,889	1,672

Cash flows from financing activities:
Payments of long-term debt	(25,935)	(10,150)
Proceeds from issuance of long-term debt	31,255	—
Dividends paid	(1,169)	(1,025)
Other	(49)	249

Net cash provided by (used in) financing activities	4,102	(10,926)

Effect of exchange rate on cash and cash equivalents	264	(509)

Net increase (decrease) in cash and cash equivalents	7,515	(1,564)

Cash and cash equivalents at beginning of year	25,346	9,225

Cash and cash equivalents at end of period	$32,861	$7,661

Supplemental cash flow information
Cash paid during the period for:
Interest	$234	$360
Income taxes—net	$2,312	$1,424

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended

	March 28, 2004	March 30, 2003

Net earnings	$2,520	$571
Other comprehensive earnings (loss):
Cumulative translation adjustment	347	(504)
Deferred gain on forward contracts	31	—

Comprehensive earnings	$2,898	$67

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 28, 2004

NOTE A—Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

NOTE B—Stock-Based Employee Compensation

CTS accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  CTS has adopted the disclosure requirements of the Financial Accounting Standards Board’s (FASB) Financial Accounting Standard (FAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Had employee compensation cost for CTS’ fixed, stock-based compensation plans been determined based on the fair value method, as defined by FAS No. 123, “Accounting for Stock-Based Compensation,” CTS’ net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended

	March 28, 2004	March 30, 2003

($ in thousands, except per share amounts)

Net earnings, as reported	$2,520	$571
Add: Stock-based employee compensation cost, net of tax, included in net earnings	—	—
Deduct: Stock-based employee compensation cost, net of tax, if fair value based method were used	(288)	(381)

Proforma net earnings	$2,232	$190

Net earnings per share-basic, as reported	$0.07	$0.02
Proforma net earnings per share-basic	0.06	0.01
Net earnings per share-diluted, as reported	0.07	0.02
Proforma net earnings per share-diluted	$0.06	$0.01

NOTE C—Inventories

Inventory consist of the following:

	March 28, 2004	December 31, 2003

($ in thousands)

Finished goods	$10,076	$8,047
Work-in-process	6,792	7,779
Raw materials	21,808	16,099

Total inventories	$38,676	$31,925

Note D—Assets Held for Sale

Assets held for sale at March 28, 2004 are comprised of facilities, primarily the Longtan, Taiwan building and other machinery and equipment that has been removed from service and is to be disposed of pursuant to the Company’s restructuring activities.  The assets are held by the Components and Sensors business segment.  These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal. The Company routinely monitors the estimated value of all assets held for sale and records adjustments to these values as necessary. The amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management’s ability to control, and could differ materially from the amounts currently recorded.

During the first quarter of 2004, CTS entered into an agreement to sell its Longtan, Taiwan facility. As of March 28, 2004, CTS had received cash deposits totaling $11.7 million. Included in CTS’ March 28, 2004 accrued liability balance is $11.7 million relating to these deposits. Refer also to Note K, “Subsequent Event.”

Note E—Financial Instruments

In the first quarter of 2004, CTS entered into a series of forward exchange contracts to manage its risk to fluctuations in foreign currency exchange rates between the Euro and the United Kingdom Pound. These contracts, which expire monthly in 2004, are designed to hedge anticipated foreign currency transactions. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward contracts for forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at fair value. Changes in the contracts’ fair values, which totaled $31,000 at March 28, 2004, are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs.

Note F—Long-Term Debt

CTS has a credit agreement containing a $55 million senior, secured revolving credit facility that had an outstanding balance of $16.2 million at March 28, 2004. The credit agreement categorized this debt as senior to CTS’ $25 million convertible debentures. The debt is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on these borrowings fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the credit agreement. The commitment fee varies based on performance under certain financial covenants and is currently 0.375 percent per annum. The credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio and a minimum tangible net worth. Failure of CTS to comply with these covenants could reduce the borrowing availability under the credit agreement. Additionally, the credit agreement limits the amounts allowed for dividends, capital expenditures and acquisitions. The credit agreement expires in July 2006.

During the first quarter of 2004, CTS paid $2 million of the industrial revenue bonds that are due in 2013. The remaining outstanding industrial revenue bonds balance of $40 million had a weighted-average interest rate of 7.5% at March 28, 2004.

NOTE G—Retirement Plans

Net pension (income) / postretirement expense for the three months ended March 28, 2004 and March 30, 2003 includes the following components:

	Pension		Other Postretirement
	Plans		Benefit Plan

($ in thousands)	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003

Service cost	$1,340	$1,227	$7	$10
Interest cost	2,823	2,727	78	79
Expected return on plan assets (1)	(6,763)	(6,731)	—	—
Amortization of unrecognized:
Transition obligation	(118)	(140)	—	—
Prior service cost	225	221	—	—
Recognized (gain) loss	160	(234)	—	—

Net (income) expense	$(2,333)	$(2,930)	$85	$89

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

NOTE H—Business Segments

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments.  CTS has two reportable business segments: 1) Components and Sensors and 2) Electronics Manufacturing Services (EMS).

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies.  Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in cellular handsets, communications infrastructure and computer markets; low temperature cofired ceramic (LTCC) electronic substrates used in various communications and automotive applications; pointing sticks/cursor controls for computers and games for the computer market; terminators, including ClearONE™ terminators, used in computer and other high speed applications, switches, resistor networks and potentiometers used to serve multiple markets.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K.  Management evaluates performance based upon operating earnings before interest and income taxes.

NOTE H—Business Segments   (Continued)

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	Components and Sensors	EMS	Total

First Quarter 2004
Net sales to external customers	$63,519	$58,628	$122,147
Segment operating earnings	$3,051	$1,858	$4,909
Total assets	$409,257	$95,604	$504,861

First Quarter 2003
Net sales to external customers	$60,325	$45,444	$105,769
Segment operating earnings	$323	$2,271	$2,594
Total assets	$405,649	$69,958	$475,607

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

($ in thousands)	First Quarter 2004	First Quarter 2003

Total segment operating earnings	$4,909	$2,594
Interest expense	(1,533)	(1,972)
Interest income	102	49
Other income (expense)	(118)	90

Earnings before income taxes	$3,360	$761

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

Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business.  For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect CTS’ consolidated financial position, results of operations or cash flows.

NOTE J—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.  The calculations below provide net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the quarters ending March 28, 2004 and March 30, 2003.

	Net	Shares
	Earnings	(In thousands)	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

First Quarter 2004
Basic EPS	$2,520	35,957	$0.07
Effect of dilutive securities:
Stock options		144
Other		142 (1)

Diluted EPS	$2,520	36,243	$0.07

First Quarter 2003
Basic EPS	$571	34,020	$0.02
Effect of other dilutive securities		238 (1)

Diluted EPS	$571	34,258	$0.02

(1)	Includes 28 and 151 shares of CTS common stock for the quarters ending March 28, 2004 and March 30, 2003, respectively, to be issued to the former DCA shareholders.

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2004 and 2003 dilutive earnings per share calculations because they are either anti-dilutive or the exercise price exceeds the average market price.

	Three Months Ended

(Number of shares in thousands)	March 28, 2004	March 30, 2003

Stock options where the exercise price exceeds the average market price of
common shares during the period	676	1,575
Securities related to the subordinated convertible debt	1,247	1,247

NOTE K—Subsequent Event

In April 2004, CTS sold its Longtan, Taiwan facility for total proceeds of approximately $16.6 million, of which $11.7 million was received in the first quarter of 2004. The Longtan facility was included in assets held for sale on the March 28, 2004 Condensed Consolidated Balance Sheet. The total proceeds, less costs of disposal, approximate the carrying value of the asset.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CTS is a global manufacturer of components and sensors to the automotive, communications and computer markets. The Company also offers specialized electronic manufacturing, design and supply-chain services to industrial, communications and computing infrastructure original equipment manufacturers (OEMs). Sales and marketing is accomplished through CTS sales engineers, independent manufacturers’ representatives and distributors. Sales are reported through two business segments, Components and Sensors and Electronics Manufacturing Services (EMS), which represent 52% and 48%, respectively, of CTS’ total sales in the first quarter of 2004 and 57% and 43%, respectively, in the first quarter of 2003.

As discussed in more detail throughout the MD&A

•	Sales increased $16.4 million, or 15%, in the first quarter of 2004 over the first quarter of 2003, primarily in EMS.
•	Gross margins, as a percentage of sales, were 20.1% and 19.9% in the first quarter of 2004 and 2003, respectively. Gross margin dollars increased by $3.5 million in the first quarter of 2004.
•	Selling, general and administrative expenses increased by $2.0 million. As a percentage of sales, these expenses remained unchanged at 12.1%. However, research and development expenses decreased by $0.8 million.

•	Interest expense decreased by $0.4 million in the first quarter of 2004.
•	Net earnings of $2.5 million in the first quarter of 2004 were $1.9 million higher than the $0.6 million in the first quarter of 2003.
•	Cash and cash equivalents increased by $7.5 million to $32.9 million in the first quarter of 2004.
•	Debt balances were $81.2 million at the end of the first quarter of 2004, compared to $75.9 million on December 31, 2003.

Outlook

CTS currently expects sales growth and earnings for the full year of 2004 as follows:

•	Following the first quarter results, the full year expectations for sales growth are now in the 7-10% range for 2004.
•	Net earnings per share are expected to improve for the full year of 2004, to $0.43-$0.47, primarily as a result of increased volumes, improved cost structure and lower interest expense. Although pension income is declining from 2003 levels, this decrease is expected to be essentially offset by an anticipated gain on the sale of excess land in Canada.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect its consolidated financial statements.

•	Estimating inventory valuation, the allowance for doubtful accounts and other accrued liabilities.

•	Valuation of long-lived and intangible assets and depreciation/amortization periods.

•	Income taxes

•	Retirement plans

In the first three months of 2004, there have been no changes in the above critical accounting policies.

Results of Operations

Business Segment Discussion

CTS has two reportable business segments: 1) Components and Sensors and 2) Electronics Manufacturing Services. For additional information on business segments, refer to Note H - “Business Segments.”

		Electronics
	Components	Manufacturing
($ in thousands)	& Sensors	Services

First Quarter 2004
Net sales to external customers	$63,519	$58,628
Segment operating earnings	3,051	1,858
% of segment sales	4.8%	3.2%

First Quarter 2003
Net sales to external customers	$60,325	$45,444
Segment operating earnings	323	2,271
% of segment sales	0.5%	5.0%

The Components and Sensors business segment experienced a $3.2 million sales increase in the first quarter of 2004, or 5% from the first quarter of 2003. The increase in sales was attributable primarily to automotive products. Segment operating earnings increased from $0.3 million in the first quarter of 2003 to $3.1 million in the first quarter of 2004, primarily due to a volume impact of approximately $1 million and the positive impact of improved product mix, reduced manufacturing costs, and the effects of currency changes. In total, depreciation and amortization expenses were $1.8 million less than the first quarter of 2003.

The EMS segment experienced a 2004 sales increase of $13.2 million, or 29% from the first quarter of 2003. The revenue increase resulted primarily from higher demand for communications infrastructure systems and networking equipment, partially offset by price reductions. Segment operating earnings decreased $0.4 million in the first quarter of 2004 to $1.9 million. The decreased earnings were driven by the negative effects of currency changes, initial start-up costs related to opening our EMS operation in Singapore and price reductions not fully offset by cost reductions.

Comparison of First Quarter 2004 and First Quarter 2003

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the three-month periods ended March 28, 2004 and March 30, 2003:

($ in thousands)	March 28, 2004	March 30, 2003	Increase (Decrease)

Net sales	$122,147	$105,769	$16,378
Gross margin	24,609	21,083	3,526
% of net sales	20.1%	19.9%	0.2%

Selling, general and administrative expenses	14,816	12,848	1,968
% of net sales	12.1%	12.1%	0.0%
Research and development expenses	4,884	5,641	(757)
% of net sales	4.0%	5.3%	(1.3)%

Operating earnings	4,909	2,594	2,315
Operating earnings as a percent of sales	4.0%	2.5%	1.5%

Interest expense	1,533	1,972	(439)
Earnings before income taxes	3,360	761	2,599
Income tax expense	840	190	650

Net earnings	$2,520	$571	$1,949
% of net sales	2.1%	0.5%	1.6%

Net sales increased by $16.4 million in the first quarter of 2004, or 15% from the first quarter of 2003, primarily due to the EMS increase of $13.2 million, related to increased demand for communications infrastructure systems and networking equipment. In addition, Components and Sensors sales increased $3.2 million, primarily related to increased demand for automotive products.

Gross margin increased $3.5 million in the first quarter of 2004 from the first quarter of 2003, primarily due to increased sales. In addition, favorable impacts include lower depreciation expense, better product mix within the Components and Sensors segment and higher absorption of manufacturing fixed costs. CTS continues to benefit from a decreasing cost structure resulting from improved operational efficiencies. These favorable items offset the unfavorable impact of reduced pension income and a higher percent of EMS segment sales, which inherently have a lower gross margin than Components and Sensors segment sales.

Selling, general and administrative expenses were $14.8 million in the first quarter of 2004 versus $12.8 million in the prior year’s quarter. The increase was spread over many categories, including expenses for incentive compensation and professional services. As a percentage of sales, these expenses remained unchanged at 12.1%.

Research and development expenses decreased by $0.8 million to $4.9 million in the first quarter of 2004, from the first quarter of 2003, primarily due to the realignment and refocusing of research and development efforts around key business development initiatives and opportunities within the Components and Sensors business segment.  Significant ongoing research and development activities continue in Components and Sensors to support expanded applications and new product development. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment.

Operating earnings increased $2.3 million in the first quarter of 2004 compared to the first quarter of 2003. In the first quarter of 2004, the improved gross margin of $3.5 million primarily due to increased volume and lower depreciation expense, was partially offset by higher operating expenses of $1.2 million.

Interest expense of $1.5 million decreased by $0.4 million in the first quarter of 2004 from the first quarter of 2003 primarily due to lower interest rates.

Liquidity and Capital Resources

Overview

Cash and cash equivalents increased to $32.9 million at March 28, 2004 from $25.3 million at December 31, 2003. Total debt was $81.2 million, up $5.3 million from $75.9 million at the end of 2003. Total debt as a percentage of total capitalization was 22% in the first quarter of 2004 versus 21% at the end of 2003. During the first quarter of 2004:

•	CTS paid $2 million of the industrial revenue bonds due in 2013.

•	A wholly-owned subsidiary of CTS, organized under the laws of Taiwan, received approximately $11.7 million of deposits related to the pending sale of the Longtan, Taiwan facility. The sale was completed in April 2004. See Note K - “Subsequent Event” for further details.

•	The net increase in cash and cash equivalents at the end of the first quarter of 2004 was $7.5 million compared to a decrease of $1.6 million for the first three months of 2003.

•	Free cash flow, which CTS defines as the sum of net cash used in operating activities of $6.8 million and net cash provided by investing activities of $9.9 million, was $3.1 million. In the first quarter of 2003, net cash provided by operations was $8.2 million and net cash provided by investing activities was $1.7 million, resulting in free cash flow of $9.9 million.

Operating Activities

CTS used $6.7 million of cash in operating activities in the first quarter of 2004. Accounts receivable increased $11.4 million from December 31, 2003. Although the first quarter of 2004 sales were $10 million lower than the fourth quarter of 2003, March 2004 sales were $7 million higher than December 2003. Inventory increased $6.8 million in the first quarter of 2004 as orders increased and to temporarily support the transfer of production to a manufacturing facility closer to a CTS end customer. In addition, the prepaid pension asset increased $2.4 million in the first quarter of 2004 from December 31, 2003. These uses of cash were partially offset by cash provided through net earnings of $2.5 million, depreciation and amortization of $7.3 million and increased accounts payable and accrued liabilities of $3.8 million.

In the first quarter of 2003, cash flows provided by operations were $8.2 million. Components of cash flow from operations include positive earnings of $0.6 million, depreciation and amortization of $8.8 million and favorable changes in current assets and current liabilities of $1.9 million, partially reduced by a $3.1 million increase in the prepaid pension asset.

Investing Activities

Cash flows provided by investing activities totaled $9.9 million through the first quarter of 2004, including $11.7 million of proceeds from deposits related to the sale of the Longtan, Taiwan facility. The proceeds were partially offset by $2.0 million of capital expenditures.  In the first quarter of 2003, cash flows provided by investing activities totaled $1.7 million, including $3.9 million of proceeds from the sale of assets, partially offset by $2.2 million of capital expenditures.

Financing Activities

Cash flows provided by financing activities were $4.1 million in the first quarter of 2004, primarily due to net proceeds from increased debt of $5.3 million partially offset by dividend payments of $1.2 million.  Cash flows used by financing activities were $10.9 million in the first quarter of 2003, consisting primarily of repayment of debt of $10.2 million and dividend payments of $1.0 million.

Capital Resources

CTS has a credit agreement containing a $55 million senior, secured revolving credit facility that had an outstanding balance of $16.2 million at March 28, 2004. The credit agreement categorized this debt as senior to CTS’ $25 million convertible debentures. The debt is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on these borrowings fluctuate based upon LIBOR. The interest rate under the credit agreement is equal to LIBOR plus a margin which ranges from 1.75%-2.25%, depending on the performance under certain financial covenants. The interest rate as of March 28, 2004 was 2.84 percent per annum. CTS pays a commitment fee on the undrawn portion of the credit agreement. The commitment fee varies based on performance under certain financial covenants and is currently 0.375 percent per annum. The credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio and a minimum tangible net worth. Failure of CTS to comply with these covenants could reduce the borrowing availability under the credit agreement. Additionally, the credit agreement limits the amounts allowed for dividends, capital expenditures and acquisitions. Effective January 14, 2004, CTS met certain conditions under the credit agreement which allow it to expand the credit facility to $75 million, if desired in the future. The credit agreement expires in July 2006.

CTS believes cash flows from operations and available borrowings under its revolving credit facility will be adequate to fund its working capital, capital expenditures and debt service requirements.   CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.  During the first quarter of 2004, CTS did not issue any securities under this registration statement.  As of March 28, 2004, CTS could offer up to $435.1 million of additional debt and/or equity securities under this registration statement.

On November 13, 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission.  As of March 28, 2004, CTS could issue up to approximately 49,000 additional shares of common stock under this registration statement.

*****

Forward-Looking Statements

Statements about the Company’s earnings outlook and its plans, estimates and beliefs concerning the future are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s expectations, certain assumptions and currently available information. Actual results may differ materially from those reflected in the forward-looking statements due to a variety of geopolitical, economic, health, industry and other factors which could affect the Company’s operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statement. Examples of factors which may affect future results include, but are not limited to: rapid technological change, general market conditions in the automotive, communications and computer industries; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Investors are encouraged to examine the Company’s 2003 Form 10-K, which more fully describes the risks and uncertainties associated with the Company’s business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2004, CTS entered into a series of forward exchange contracts. Refer also to Note E, “Financial Instruments,” of the Notes to the Condensed Consolidated Financial Statements, for a discussion relating to these contracts. There have been no other material changes in CTS’ market risk since December 31, 2003.

Item 4.    Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of March 28, 2004, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above. Subsequent to the date of their evaluation, there have been no significant changes in CTS’ internal controls over financial reporting or in other factors that could significantly affect these controls.

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

Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business. For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect CTS’ consolidated financial position, results of operations or cash flows.

Item 6.    Exhibits and Reports on Form 8-K

a.      Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.      Reports on Form 8-K

During the three-month period ending March 28, 2004, CTS filed the following reports on Form 8-K:

•	Report dated January 7, 2004, under Item 9., Regulation FD Disclosure, containing a copy of material used in an investor relations presentation. The Form 8-K also contained a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

•	Report dated January 7, 2004, under Item 12., Results of Operations and Financial Conditions, containing the press release containing expected financial results for the fourth quarter of 2003.

•	Report dated January 27, 2004, under Item 12., Results of Operations and Financial Conditions, containing the press release announcing financial results for the fourth quarter and full year ending December 31, 2003. The Form 8-K also contained a reconciliation of certain non-GAAP financial measures to the comparable GAAP financial measures.

•	Report dated February 10, 2004, under Item 12., Results of Operations and Financial Conditions, containing CTS’ Condensed Consolidated Balance Sheets—Unaudited for the years ended December 31, 2003 (unaudited) and December 31, 2002.

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

Dated: April 22, 2004