Form 10-Q
period 2004-06-27
CTS CORP
filed 2004-07-21
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended June 27, 2004
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
Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2004:  36,099,702

CTS CORPORATION AND SUBSIDIARIES

i

PART I  -  FINANCIAL INFORMATION

   Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net sales	$137,624	$116,697	$259,771	$222,466
Costs and expenses:
Cost of goods sold	108,707	92,177	206,245	176,863
Selling, general and administrative expenses	16,622	14,623	31,499	27,471
Research and development expenses	4,673	5,390	9,557	11,031
Gain on sales of assets — Note D	(3,006)	—	(3,067)	—

Operating earnings	10,628	4,507	15,537	7,101
Other (expense) income:
Interest expense	(1,590)	(1,899)	(3,123)	(3,871)
Interest income	233	101	335	150
Other	(401)	(65)	(519)	25

Total other expense	(1,758)	(1,863)	(3,307)	(3,696)

Earnings before income taxes	8,870	2,644	12,230	3,405
Income tax expense — Note J	1,973	661	2,813	851

Net earnings	$6,897	$1,983	$9,417	$2,554

Net earnings per share — Note K

Basic	$0.19	$0.06	$0.26	$0.07

Diluted	$0.19	$0.06	$0.26	$0.07

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

Average common shares outstanding:
Basic	35,986	34,227	35,971	34,125
Diluted	36,253	34,569	36,248	34,415

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 27, 2004	December 31, 2003*

	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$48,199	$25,346
Accounts receivable, less allowances (2004 — $1,523; 2003 — $1,585)	82,549	72,290
Inventories — Note C	44,471	31,925
Other current assets	8,297	6,697
Deferred income taxes	28,523	28,508

Total current assets	212,039	164,766
Property, plant and equipment, less accumulated depreciation (2004 — $280,826; 2003 — $261,838)	116,914	122,481
Other Assets
Prepaid pension asset — Note G	137,885	132,960
Intangible assets, net	36,303	37,456
Other assets — Note D	8,939	24,587

Total other assets	183,127	195,003

Total Assets	$512,080	$482,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,352	$52,252
Accrued liabilities	43,584	43,437

Total current liabilities	107,936	95,689
Long-term debt — Note F	85,000	75,880
Other long-term obligations	11,026	11,133
Deferred income taxes	5,414	5,357
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 52,640,014 shares issued at June 27, 2004 and 52,632,088 shares issued at December 31, 2003	263,040	262,748
Additional contributed capital	21,812	21,520
Retained earnings	270,677	263,430
Accumulated other comprehensive earnings	846	151

	556,375	547,849
Cost of common stock held in treasury (2004 — 16,568,326 shares; 2003 — 16,565,558 shares)	(253,671)	(253,658)

Total shareholders’ equity	302,704	294,191

Total Liabilities and Shareholders’ Equity	$512,080	$482,250

*The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Six Months Ended

	June 27, 2004	June 29, 2003

Cash flows from operating activities:
Net earnings	$9,417	$2,554
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	14,009	17,321
(Gain) loss on sale of assets	(3,067)	—
Changes in assets and liabilities:
Accounts receivable	(10,259)	(1,942)
Inventories	(12,546)	1,205
Other current assets	(1,181)	(3,159)
Prepaid pension asset	(4,925)	(6,143)
Accounts payable and accrued liabilities	12,554	(3,700)
Other	706	753

Total adjustments	(4,709)	4,335

Net cash provided by operations	4,708	6,889

Cash flows from investing activities:
Capital expenditures	(6,213)	(4,485)
Proceeds from sales of assets	19,036	3,974
Other	—	(123)

Net cash provided by (used in) investing activities	12,823	(634)

Cash flows from financing activities:
Payments of long-term debt	(112,540)	(62,125)
Proceeds from issuance of long-term debt	121,660	52,025
Debt issue costs	(2,175)	—
Issuance of common stock	—	3,043
Dividends paid	(2,229)	(2,047)
Other	(48)	(52)

Net cash provided by (used in) financing activities	4,668	(9,156)

Effect of exchange rate on cash and cash equivalents	654	341

Net increase (decrease) in cash and cash equivalents	22,853	(2,560)

Cash and cash equivalents at beginning of year	25,346	9,225

Cash and cash equivalents at end of period	$48,199	$6,665

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,905	$3,161
Income taxes--net	$3,800	$4,021

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net earnings	$6,897	$1,983	$9,417	$2,554
Other comprehensive earnings (loss):
Cumulative translation adjustment	310	770	657	266
Deferred gain (loss) on forward contracts	7	(37)	38	(37)

Comprehensive earnings	$7,214	$2,716	$10,112	$2,783

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED
June 27, 2004

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

Certain reclassifications have been made for the periods presented in the financial statements to conform to the classifications adopted in 2004.

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

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

	($ in thousands, except per share amounts)
Net earnings, as reported	$6,897	$1,983	$9,417	$2,554
Deduct: Stock-based employee compensation cost, net of tax, if fair value based method were used	(297)	(416)	(585)	(797)

Proforma net earnings	$6,600	$1,567	$8,832	$1,757

Net earnings per share-basic, as reported	$0.19	$0.06	$0.26	$0.07
Proforma net earnings per share-basic	0.18	0.05	0.25	0.05
Net earnings per share-diluted, as reported	0.19	0.06	0.26	0.07
Proforma net earnings per share-diluted	$0.18	$0.05	$0.24	$0.05

NOTE C—Inventories

Inventory consist of the following:

	June 27, 2004	December 31, 2003

	($ in thousands)
Finished goods	$11,209	$8,047
Work-in-process	8,498	7,779
Raw materials	24,764	16,099

	$44,471	$31,925

NOTE D—Asset Sales

The December 31, 2003 other assets balance sheet item included $17.6 million of assets held for sale. During the first six months of 2004, CTS sold approximately $16.5 million of assets held for sale, including its Longtan, Taiwan building. The proceeds on the assets sales approximated the carrying value. In addition, due to changes in circumstances, which were previously considered unlikely, $1.1 million of the assets held for sale at December 31, 2003 were reclassified to fixed assets during the first six months of 2004.

During the first six months of 2004, CTS also sold excess land located near its Canadian facility for approximately $2.7 million. Cash proceeds related to the sale approximated $2.1 million, with the remaining proceeds of $0.6 million evidenced by a secured note receivable due in May 2006. A gain of $2.7 million was recognized on the sale.

NOTE E—Financial Instruments

In the first quarter of 2004, CTS entered into a series of forward exchange contracts to manage its risk to fluctuations in foreign currency exchange rates between the Euro and the United Kingdom Pound. These contracts, which expire monthly in 2004, are designed to hedge anticipated foreign currency transactions. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward contracts for forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at fair value. Changes in the contracts’ fair values, which totaled $38,000 for the six months ending June 27, 2004, are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs.

NOTE F—Long-Term Debt

CTS has a credit agreement containing a $55 million senior, secured revolving credit facility (Credit Facility). There were no outstanding balances under the Credit Facility at June 27, 2004. Any outstanding balances would be senior to CTS’ convertible debentures. The Credit Facility is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the facility fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the Credit Facility. The commitment fee varies based on performance under certain financial covenants and is currently 0.375 percent per annum. The Credit Facility requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio and a minimum tangible net worth. Failure of CTS to comply with these covenants could reduce the borrowing availability under the Credit Facility. Additionally, the Credit Facility limits the amounts allowed for dividends, capital expenditures and acquisitions. The Credit Facility expires in July 2006.

In April 2002, CTS issued $25 million of five-year, 6.5% convertible, subordinated debentures ($25 million Notes). These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share. At any time after the three-year anniversary of the issue date, the purchasers may accelerate the maturity of the debentures. CTS also has the right, after such three-year anniversary and under certain circumstances, to force conversion of the debentures into common stock.

In May 2004, CTS issued $60 million convertible senior subordinated debentures ($60 million Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. These unsecured debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024.

The $60 million Notes are convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes). Upon conversion of the $60 million Notes, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock.

Holders may convert the $60 million Notes at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per common share) for at least 20 of the 30 consecutive trading days immediately preceding the fist trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15 and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of June 27, 2004, none of the conditions for conversion of the $60 million Notes were satisfied.

CTS may, at its option, redeem all or a portion of the $60 million Notes for cash at any time on or after May 1, 2009, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest at the redemption date. Holders may require CTS to purchase for cash all or part of their notes on May 1, 2009, 2014, and 2019, or upon the occurrence of certain events, at 100% of the principle amount of the notes plus accrued and unpaid interest up to, but not including, the date of purchase.

CTS used a portion of the proceeds from the issuance of the $60 million Notes to repay $40 million of its industrial revenue bonds that were due in 2013. Another $2 million of industrial revenue bonds were repaid with cash flows from operations in the first quarter of 2004.

In connection with the issuance of the $60 million Notes, CTS incurred $2.2 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over the five year period from May 1, 2004 through May 1, 2009.

NOTE G—Retirement Plans

Net pension (income) / postretirement expense for the three and six months ended June 27, 2004 and June 29, 2003 include the following components:

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

PENSION PLANS	($ in thousands)
Service cost	$1,340	$1,227	$2,680	$2,454
Interest cost	2,823	2,729	5,646	5,456
Expected return on plan assets (1)	(6,763)	(6,731)	(13,526)	(13,462)
Amortization of unrecognized:
Transition obligation	(118)	(140)	(236)	(280)
Prior service cost	225	221	450	442
Recognized (gain) loss	160	(234)	320	(468)

Net pension (income)	$(2,333)	$(2,928)	$(4,666)	$(5,858)

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

OTHER POSTRETIREMENT BENEFIT PLAN	($ in thousands)
Service cost	$7	$10	$14	$20
Interest cost	78	79	156	158

Net postretirement expense	$85	$89	$170	$178

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

Summarized financial information concerning CTS’ reportable segments, is shown in the following table:

	Components and Sensors	EMS	Total

	($ in thousands)
Second Quarter 2004
Net sales to external customers	$68,194	$69,430	$137,624
Segment operating earnings	$8,739	$1,889	$10,628
Total assets	$413,244	$98,836	$512,080

Second Quarter 2003
Net sales to external customers	$63,994	$52,703	$116,697
Segment operating earnings	$1,787	$2,720	$4,507
Total assets	$407,263	$72,760	$480,023

First Six Months of 2004
Net sales to external customers	$131,713	$128,058	$259,771
Segment operating earnings	$11,790	$3,747	$15,537
Total assets	$413,244	$98,836	$512,080

First Six Months of 2003
Net sales to external customers	$124,319	$98,147	$222,466
Segment operating earnings	$2,110	$4,991	$7,101
Total assets	$407,263	$72,760	$480,023

Reconciling information between reportable segments and CTS' consolidated totals is shown in the following table:

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

	($ in thousands)
Total segment operating earnings	$10,628	$4,507	$15,537	$7,101
Interest expense	(1,590)	(1,899)	(3,123)	(3,871)
Other income (expense)	(168)	36	(184)	175

Earnings before income taxes	$8,870	$2,644	$12,230	$3,405

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

NOTE J—Income Taxes

During the second quarter of 2004, CTS changed the estimate of its 2004 effective tax rate from 25% to 23%. The lower effective tax rate reflects the transfer of certain business operations to jurisdictions with lower statutory tax rates and the notification that manufacturing incentives in one foreign jurisdiction qualified CTS for a lower statutory rate, expiring in 2011, subject to certain conditions.

NOTE K—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.  The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the quarters and six-month periods ending June 27, 2004 and June 29, 2003.

	Net	Shares
	Earnings	(in thousands)	Per Share
	(Numerator)	(Denominator)	Amount

	($ in thousands, except per share amounts)
Second Quarter 2004
Basic EPS	$6,897	35,986	$0.19
Effect of dilutive securities issuable in
connection with stock purchase plans		267 (1)

Diluted EPS	$6,897	36,253	$0.19

Second Quarter 2003
Basic EPS	$1,983	34,227	$0.06
Effect of dilutive securities issuable in connection with stock purchase plans		342

Diluted EPS	$1,983	34,569	$0.06

First Six Months of 2004
Basic EPS	$9,417	35,971	$0.26
Effect of dilutive securities issuable in
connection with stock purchase plans		277 (1)

Diluted EPS	$9,417	36,248	$0.26

First Six Months of 2003
Basic EPS	$2,554	34,125	$0.07
Effect of dilutive securities issuable in connection with stock purchase plans		290

Diluted EPS	$2,554	34,415	$0.07

(1)	Includes 28 and 151 shares of CTS common stock for the quarters and six-month periods ending June 27, 2004 and June 29, 2003, respectively, to be issued to the former DCA shareholders.

The following table shows the potentially dilutive securities which have been excluded from the diluted earnings per share calculation for the three and six month periods ending June 27, 2004 and June 29, 2003 because they are either anti-dilutive, the exercise price exceeds the average market price or the conversion criteria have not been met.

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

	(Number of shares in thousands)
Stock options where the exercise price exceeds the average market price of common shares during the period	771	1,430	723	1,503
Securities related to the $25 million Notes	1,247	1,247	1,247	1,247
Securities related to the $60 million Notes	2,110	—	1,073	—

   Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CTS is a global manufacturer of components and sensors to the automotive, communications and computer markets. The Company also offers specialized electronic manufacturing, design and supply-chain services to industrial, communications and computing infrastructure original equipment manufacturers (OEMs). Sales and marketing is accomplished through CTS sales engineers, independent manufacturers’ representatives and distributors. Sales are reported through two business segments, Components and Sensors and Electronics Manufacturing Services (EMS), which represent 49.6% and 50.4%, respectively, of CTS’ total sales in the second quarter of 2004 and 54.8% and 45.2%, respectively, in the second quarter of 2003.

As discussed in more detail throughout the Management’s Discussion and Analysis

•	Sales increased $20.9 million, or 17.9%, in the second quarter of 2004 over the same period last year, primarily in EMS.

•	Gross margins, as a percentage of sales, were 21.0% in the second quarter of 2004, unchanged from the same period last year.

•	Selling, general and administrative expenses increased $2.0 million in the second quarter of 2004 compared to the corresponding period last year.

•	The second quarter of 2004 includes a gain of $3.0 million on the sale of assets, of which $2.7 million relates to the sale of excess land in Canada.

•	During the second quarter of 2004, CTS lowered its estimate of the 2004 effective tax rate from 25% to 23%.

•	The second quarter of 2004 net earnings are $6.9 million, compared with $2.0 million in the second quarter of 2003.

•	Cash and cash equivalents increased $22.9 million to $48.2 million at the end of the second quarter of 2004, compared to a balance of $25.3 million on December 31, 2003.

•	Convertible notes of $60 million were issued in the second quarter of 2004, with proceeds used to repay and reduce higher interest-bearing debt.

Outlook

CTS currently expects sales growth and earnings for the full year of 2004 as follows:

•	Following the first half-year results, the Company has increased its expectation for full year 2004 sales growth to be in the 10-14% range for 2004 over 2003.

•	Net earnings per share are expected to improve for the full year of 2004, to $0.50-$0.54, primarily as a result of increased volumes and improved cost structure. The full year estimate includes a gain of $0.06 earnings per share from the sale of excess land in Canada.

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

In the first six months of 2004, there have been no changes in the above critical accounting policies.

Results of Operations

Comparison of Second Quarter 2004 and Second Quarter 2003

Business Segment Discussion

Refer to Note H, “Business Segment,” for a description of the Company’s business segments.

The following table highlights the segment results for the three-month periods ending June 27, 2004 and June 29, 2003:

	Components & Sensors	Electronics Manufacturing Services	Consolidated Total

	($ in thousands)
Second Quarter 2004
Sales	$68,194	$69,430	$137,624
Segment operating earnings	8,739	1,889	10,628
% of sales	12.8%	2.7%	7.7%

Second Quarter 2003
Sales	$63,994	$52,703	$116,697
Segment operating earnings	1,787	2,720	4,507
% of sales	2.8%	5.2%	3.9%

Components and Sensors business segment sales increased $4.2 million or 6.6% from the prior year quarter, primarily driven by strong automotive products and communications infrastructure component sales. The operating earnings of $8.7 million increased $7.0 million. The increase is primarily from the impact of approximately $1.0 million relating to the contribution from incremental sales, the gain on the sale of excess land in Canada of $2.7 million, lower depreciation and amortization expense of $2.0 million, and a favorable impact for the Singapore cost allocation incurred by EMS.

EMS business segment sales increased $16.7 million, or 31.7% from the prior year quarter. The revenue increase resulted primarily from higher demand for communications infrastructure systems and networking equipment, partially offset by price reductions. The operating earnings of $1.9 million decreased $0.8 million from the prior year quarter. The decrease in earnings was driven by initial start-up costs related to CTS’ EMS Singapore operation, some unfavorable currency exchange, and price reductions not fully offset by cost reductions, partially benefitted by the favorable impact of higher sales volume.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the three-month periods ended June 27, 2004 and June 29, 2003:

	June 27, 2004	June 29, 2003	Increase (Decrease)

	($ in thousands)
Net sales	$137,624	$116,697	$20,927
Gross margin	28,917	24,520	4,397
% of net sales	21.0%	21.0%	—%

Selling, general and administrative expenses	16,622	14,623	1,999
% of net sales	12.1%	12.5%	(0.4)%
Gain on sale of assets	(3,006)	—	(3,006)
Research and development expenses	4,673	5,390	(717)
% of net sales	3.4%	4.6%	(1.2)%

Operating earnings	10,628	4,507	6,121
% of net sales	7.7%	3.9%	3.8%

Interest expense	1,590	1,899	(309)
Earnings before income taxes	8,870	2,644	6,226
Income tax expense	1,973	661	1,312
Income tax rate	22.2%	25.0%	(2.8)%

Net earnings	$6,897	$1,983	$4,914

Net sales increased by $20.9 million in the second quarter of 2004, or 17.9% from the second quarter of 2003, primarily due to the EMS increase of $16.7 million, related to increased demand for communications infrastructure systems and networking equipment. In addition, Components and Sensors sales increased $4.2 million, primarily related to increased demand for automotive products and communications infrastructure components during the second quarter of 2004.

Gross margin increased $4.4 million in the second quarter of 2004 from the second quarter of 2003, primarily due to increased sales. Other favorable factors include lower depreciation expense of $1.3 million, better product mix within the Components and Sensors segment and higher absorption of manufacturing fixed costs. CTS continues to benefit from a decreasing cost structure resulting from improved operational efficiencies. These favorable items were offset partially by the unfavorable impact of reduced pension income as well as the pricing and some unfavorable currency exchange impact at EMS, and a higher percent of EMS segment sales, which inherently have a lower gross margin percentage than Components and Sensors segment sales.

Selling, general and administrative expenses increased by $2.0 million, primarily due to increased expenses for incentive compensation and professional services. The second quarter of 2004 includes a gain of $3.0 million on sale of assets, of which $2.7 million relates to the sale of excess land in Canada.

Research and development expenses of $4.7 million, or 3.4% of sales, decreased $0.7 million from the second quarter of 2003, primarily due to the realignment and refocusing of research and development efforts around key business development initiatives and opportunities within the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment.

Operating earnings increased $6.1 million compared to the prior year quarter, due to gross margin improvement, as noted above, and the gain on the sale of assets of $3.0 million, including $2.7 million on the sale of excess land in Canada, partially offset by increased selling, general and administrative expenses.

Interest expense decreased $0.3 million in the second quarter, primarily due to lower interest rates.

During the second quarter of 2004, CTS changed the estimate of its 2004 effective tax rate from 25% to 23%. The lower effective tax rate reflects the transfer of certain business operations to jurisdictions with lower statutory tax rates and the notification that manufacturing incentives in one foreign jurisdiction qualified CTS for a lower statutory rate, expiring in 2011, subject to certain conditions.

Comparison of First Half 2004 and First Half 2003

Business Segment Discussion

The following table highlights the business segment results for the six-month periods ending June 27, 2004 and June 29, 2003:

	Components & Sensors	Electronics Manufacturing Services	Consolidated Total

	($ in thousands)
First Six Months 2004
Sales	$131,713	$128,058	$259,771
Segment operating earnings	11,790	3,747	15,537
% of sales	9.0%	2.9%	6.0%

First Six Months 2003
Sales	$124,319	$98,147	$222,466
Segment operating earnings	2,110	4,991	7,101
% of sales	1.7%	5.1%	3.2%

During the first six months of 2004, sales of Components and Sensors and EMS products, as a percentage of total sales, were 50.7% and 49.3% respectively. The first six months of 2003 sales of Components and Sensors and EMS products, as a percentage of total sales, were 55.9% and 44.1% respectively.

Components and Sensors business segment sales increased $7.4 million or 5.9% from the prior year. The increase was primarily due to increased sales of automotive products and communications infrastructure components. Operating earnings increased $9.7 million from the impact of approximately $2.0 million relating to the contribution from incremental sales, lower depreciation and amortization expense of $3.8 million, the gain of $3.1 million on the sale of assets, including $2.7 million on the sale of excess land in Canada, and reduced manufacturing costs.

EMS business segment sales increased $29.9 million, or 30.5% from the prior year primarily due to higher demand for communications infrastructure systems and networking equipment, partially offset by price reductions. The operating earnings of $3.7 million decreased $1.2 million from the prior year period. The decrease in earnings was driven by Singapore start-up costs, some unfavorable currency exchange, price reductions not fully offset by cost reductions, and slightly higher depreciation, partially benefitted by the favorable impact of higher sales volume.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the six-month periods ended June 27, 2004 and June 29, 2003:

	June 27, 2004	June 29, 2003	Increase (Decrease)

	($ in thousands)
Net sales	$259,771	$222,466	$37,305
Gross margin	53,526	45,603	7,923
% of net sales	20.6%	20.5%	0.1%

Selling, general and administrative expenses	31,499	27,471	4,028
% of net sales	12.1%	12.3%	(0.2)%
Gain on sale of assets	(3,067)	—	(3,067)
Research and development expenses	9,557	11,031	(1,474)
% of net sales	3.7%	5.0%	(1.3)%

Operating earnings	15,537	7,101	8,435
% of net sales	6.0%	3.2%	2.8%

Interest expense	3,123	3,871	(748)
Earnings before income taxes	12,230	3,405	8,824
Income tax expense	2,813	851	1,962
Income tax rate	23.0%	25.0%	(2.0)%

Net earnings	$9,417	$2,554	6,863

Net sales increased by $37.3 million for the first half of 2004, or 16.8% from the first half of 2003.  The increase in sales is primarily due to the higher demand for communications infrastructure systems and networking equipment of $29.9 million. Components and Sensors sales increased $7.4 million, primarily related to increased demand for automotive products and communications infrastructure components during the second quarter of 2004.

Gross margin increased $7.9 million, or 17.4%, for the first half of 2004. The 2004 gross margin dollar and slight percentage improvement were primarily due to higher sales, coupled with lower depreciation expense of $2.4 million and a decreasing cost structure. These favorable factors were partially offset by reduced pension income, pricing and unfavorable currency exchange impact at EMS, and a higher percentage of EMS segment sales.

Selling, general and administrative expenses increased by $4.0 million, primarily due to higher expense for incentive compensation and professional services. The first half of 2004 included the gain of $3.1 million on the sale of assets, primarily $2.7 million on the sale of excess land in Canada.

Research and development expenses of $9.6 million decreased $1.5 million from the first half of 2003, primarily due to realignment and refocusing of research and development efforts around key business development initiatives and opportunities within the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment.

Operating earnings of $15.5 million increased $8.4 million compared to the first half of 2003, primarily due to the gross margin improvement and the gain on the sale of excess land in Canada, partially offset by higher operating expenses.

Interest expense of $3.1 million decreased $0.7 million, primarily due to lower interest rates.

Liquidity and Capital Resources

Overview

Cash and cash equivalents increased to $48.2 million at June 27, 2004 from $25.3 at December 31, 2003. Total debt was $85.0 million, up from $75.9 million at the end of 2003. Total debt as a percentage of total capitalization was 21.9% at the end of the second quarter of 2004, compared with 20.5% at the end of 2003.

During the first half of 2004:

•	CTS completed the sale of the Longtan, Taiwan facility, and received net cash proceeds of $16.4 million. CTS also completed the sale of excess land in Canada, and received $2.1 million, with the remaining $0.6 million in note receivable due May 2006.

•	In May, CTS issued $60.0 million convertible senior subordinated notes ($60 million Notes) due 2024. The net proceeds of $57.8 million were used to repay, in full, the outstanding principal of industrial revenue bonds and reduce amounts outstanding under its Credit Facility.

Working capital increased $35.0 million in the first six months of 2004, primarily driven by a $22.9 million increase in cash and cash equivalents and the net impact of accounts receivable, inventory and accounts payable of $10.7 million to support higher sales and the new EMS operation in Singapore.

Free Cash Flow

The following table summarizes free cash flow for the Company:

	Six Months Ended

	June 27, 2004	June 29, 2003

	($ in millions)
Net cash provided by operations	$4.7	$6.9
Net cash provided by (used in) investing activities	12.8	(0.6)

Free cash flow	$17.5	$6.3

Management believes that free cash flow provides useful information to investors regarding the Company’s ability to generate cash from business operations that is available for internal growth, service of debt principal, dividends, share repurchases and acquisitions and other investments. Management uses free cash flow as one measure to monitor and evaluate the performance of the Company.

During the first six months of 2004, net cash provided by operations was $4.7 million, despite funding the working capital required for business growth. Within net cash provided by investing activities, capital expenditures of $6.2 million were more than offset by the proceeds from the sales of the Longtan, Taiwan building and excess land in Canada.

During the first six months of 2003, net cash provided by operations was $6.9 million after funding the working capital required for business growth. The capital expenditures of $4.5 million were partially offset by the proceeds from the sale of TCXO production assets.

Operating Activities

Cash flows provided by operations were $4.7 million in the first half of 2004.  Components of cash flows from operations include earnings of $9.4 million and depreciation and amortization of $14.0 million partially offset by unfavorable changes in current assets and current liabilities of $11.4 million, primarily due to increased accounts receivable and inventory to support higher sales and the new EMS operation in Singapore. In addition, the prepaid pension asset increased $4.9 million, and there was a gain of $3.1 million on sale of assets.

In the first half of 2003, cash flows provided by operations were $6.9 million.  Components of cash flows from operations include earnings of $2.6 million, depreciation and amortization of $17.3 million partially offset by unfavorable changes in current assets and current liabilities of $6.8 million, and a $6.1 million increase in the prepaid pension asset.

Investing Activities

Cash flows provided by investing activities totaled $12.8 million through the first half of 2004, including $16.4 million of net proceeds from the sale of the Longtan, Taiwan facility and $2.1 million from the sale of excess land in Canada, partially offset by $6.2 million of capital expenditures. Through the first half of 2003, cash flows used in investing activities totaled $0.6 million, including $4.5 million of capital expenditures partially offset by $4.0 million of proceeds from the sale of assets.

Financing Activities

Cash flows provided by financing activities for the first half of 2004 were $4.7 million, consisting primarily of $57.8 million proceeds from the $60 million Notes due 2024, $42.0 million repayment of the 7.5% industrial revenue bond, $8.9 million repayment of the Credit Facility, and $2.2 million in dividend payments. In the first half of 2003, cash flows used by financing activities were $9.2 million, consisting primarily of the net repayment of debt of $10.1 million and dividend payments of $2.0 million, partially offset by proceeds from issuance of stock of $3.0 million.

Capital Resources

The following table shows the long-term borrowings and related average interest rates as of June 27, 2004 and December 31, 2003:

	June 27, 2004		December 31, 2003

	Balance ($)	Average interest rate (%)	Balance ($)	Average interest rate (%)

	($ in millions)
$55 million Credit Facility	$—	3.1%	$8.9	3.6%
Industrial Revenue Bonds	—	—	42.0	7.5
Convertible Debentures Due 2007	25.0	6.5	25.0	6.5
Convertible Debentures Due 2024	60.0	2.1	—	—

Total long-term debt	$85.0		$75.9

CTS has a credit agreement containing a $55 million Credit Facility. There were no outstanding balances under the Credit Facility at June 27, 2004. Any outstanding balances would be senior to CTS’ convertible debentures. The Credit Facility is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the facility fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the Credit Facility. The commitment fee varies based on performance under certain financial covenants and is currently 0.375 percent per annum. The Credit Facility requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio and a minimum tangible net worth covenants. Failure of CTS to comply with these covenants could reduce the borrowing availability under the Credit Facility. Additionally, the Credit Facility limits the amounts allowed for dividends, capital expenditures and acquisitions. The Credit Facility expires in July 2006.

During the second quarter of 2004, CTS issued the $60 million Notes due 2024. The debt is an unsecured senior subordinated obligation of CTS and was sold to qualified institutional purchasers pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at a rate of 2.125% per year and will be convertible, under certain circumstances, into CTS common stock, at the option of the holder, at a price of $15.00 per share, which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes. The conversion price represents a 36.24% premium over the closing price of CTS common stock on May 5, 2005. The offering was closed on May 11, 2004. With the proceeds, CTS repaid outstanding debt, including its industrial revenue bonds of $40 million due in 2013 at a weighted average interest rate of 7.5% and reduced its outstanding Credit Facility.

CTS believes cash flows from operations and available borrowings under its Credit Facility will be adequate to fund its working capital and capital expenditure requirements. CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission.  CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.   During the first half of 2004, CTS did not issue any securities under this registration statement.  As of June 27, 2004, CTS could offer up to $435 million of additional debt and/or equity securities under this registration statement.

On November 13, 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission. As of June 27, 2004, CTS could issue up to approximately 48,400 additional shares of common stock under this registration statement.

On July 9, 2004, CTS’ Board of Directors authorized the repurchase of up to one million shares of its outstanding shares of common stock.

*****

Forward-Looking Statements

Statements about the Company’s earnings outlook and its plans, estimates and beliefs concerning the future are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s expectations, certain assumptions and currently available information. Actual results may differ materially from those reflected in the forward-looking statements due to a variety of geopolitical, economic, health, industry and other factors which could affect the Company’s operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statement. Examples of factors which may affect future results include, but are not limited to: rapid technological change, general market conditions in the automotive, communications and computer industries; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Investors are encouraged to examine the Company’s Current Report on form 8-K, filed May 6, 2004, Exhibit 99.01, which more fully describes the risks and uncertainties associated with the Company’s business.

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2004, CTS entered into a series of forward exchange contracts. Refer also to Note E, "Financial Instruments," of the Notes to the Condensed Consolidated Financial Statements, for a discussion relating to these contracts. There have been no other material changes in CTS’ market risk since December 31, 2003.

   Item 4.    Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of June 27, 2004, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above. Subsequent to the date of their evaluation, there have been no significant changes in CTS’ internal controls over financial reporting or in other factors that could significantly affect these controls.

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

Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business.  For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect CTS’ consolidated financial position, results of operations, or cash flows.

   Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CTS Corporation was held on April 28, 2004.  At the meeting, the following matter was submitted to a vote of the stockholders of CTS:

1.	The election of nine directors to serve for one year beginning at the 2004 annual shareholders' meeting and expiring at the 2005 annual shareholders' meeting. A summary of votes by directors is shown below:

Director	For	Withheld

Walter S. Catlow	30,115,329	3,613,355
Lawrence J. Ciancia	31,098,635	2,630,049
Thomas G. Cody	30,680,585	3,048,099
Gerald H. Frieling	31,064,319	2,664,365
Roger R. Hemminghaus	30,665,839	3,062,845
Michael A. Henning	31,037,879	2,690,805
Robert A. Profusek	24,306,826	9,421,858
Donald K. Schwanz	31,582,956	2,145,728
Patricia K. Vincent	31,648,765	2,079,919

2.	The CTS Corporation 2004 Omnibus Long-Term Incentive Plan was approved by the shareholders with 19,801,756 affirmative votes, 8,511,121 votes against, 943,512 abstaining votes, and 4,472,294 broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

a.      Exhibits

10(a)	First Amendment to the Credit Agreement dated July 14, 2003, by and among CTS Corporation, the Lenders named therein, and Harris Trust and Savings Bank, as L/C Issuer and Administrative Agent.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   Item 6.    Exhibits and Reports on Form 8-K

b.       Reports on Form 8-K

          During the three-month period ending June 27, 2004, CTS filed the following reports on Form 8-K:

•	Report dated March 31, 2004, under Item 9., Regulation FD Disclosure, containing a copy of material used in an investor relations presentation. The Form 8-K also contained a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

•	Report dated April 20, 2004, under Item 5., Other Events and Regulation FD Disclosure, reporting CTS Components Taiwan, Ltd., a wholly-owned subsidiary of CTS Corporation organized under the laws of Taiwan, received the final payment due under an agreement for the sale of its unused Longtan, Taiwan facility.

•	Report dated April 21, 2004, under Item 12., Results of Operations and Financial Condition, containing a press release announcing financial results for the first quarter of 2004.

•	Report dated May 5, 2004, under Item 5., Other Events and Regulation FD Disclosure, containing a press release announcing its intention to offer, subject to market and other conditions, $60 million aggregate original principal amount of its Convertible Senior Subordinated Notes due 2024 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

•	Report dated May 5, 2004, under Item 5., Other Events, containing supplemental business disclosure and risk factors relating to CTS Corporation, an Indiana corporation.

•	Report dated May 5, 2004, under Item 5., Other Events and Regulation FD Disclosure, containing a press release announcing the pricing of its offering of $60 million aggregate original principal amount of its 2.125% Convertible Senior Subordinated Notes due 2024 in a private placement to "qualified institutional buyers" pursuant to Rule 144A under the Securities Act of 1933, as amended.

•	Report dated May 12, 2004, under Item 5., Other Events and Regulation FD Disclosure, containing a press release announcing that it completed its offering of $60 million aggregate original principal amount of its 2.125% Convertible Senior Subordinated Notes due 2024 in a private placement to "qualified institutional buyers" pursuant to Rule 144A under the Securities Act of 1933, as amended.

•	Report dated May 18, 2004, under Item 5., Other Events and Regulation FD Disclosure, announced it had closed its offering of $60 million aggregate original principal amount of its 2.125% Convertible Senior Subordinated Notes due 2024 in a private placement to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended. The Form 8-K also contained agreements relating to the offering and a description of capital stock relating to CTS Corporation.

•	Report dated June 15, 2004, under Item 9., Regulation FD Disclosure, containing a copy of material used in an investor relations presentation. The Form 8-K also contained a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

Dated: July 21, 2004