Form 10-Q
period 2004-09-26
CTS CORP
filed 2004-10-19
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended September 26, 2004
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
Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 18, 2004:  35,917,877

CTS CORPORATION AND SUBSIDIARIES

i

PART I  -  FINANCIAL INFORMATION

   Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net sales	$129,049	$108,496	$388,820	$330,962
Costs and expenses:
Cost of goods sold	102,737	84,841	308,982	261,704
Selling, general and administrative expenses	16,017	14,694	47,516	42,165
Research and development expenses	4,693	5,052	14,250	16,083
Gain on sales of assets — Note D	(252)	—	(3,319)	—
Asset impairment charge — Note E	—	4,563	—	4,563

Operating earnings (loss)	5,854	(654)	21,391	6,447
Other (expense) income:
Interest expense	(1,118)	(2,139)	(4,241)	(6,010)
Interest income	180	75	515	225
Other	176	298	(343)	323

Total other expense	(762)	(1,766)	(4,069)	(5,462)

Earnings (loss) before income taxes	5,092	(2,420)	17,322	985
Income tax expense (benefit) — Note K	1,171	(8,494)	3,984	(7,643)

Net earnings	$3,921	$6,074	$13,338	$8,628

Net earnings per share — Note L

Basic	$0.11	$0.17	$0.37	$0.25

Diluted	$0.11	$0.17	$0.37	$0.25

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

Average common shares outstanding:
Basic	35,896	34,799	35,946	34,351
Diluted	36,401	35,352	36,299	34,729

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 26, 2004	December 31, 2003*

	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$47,925	$25,346
Accounts receivable, less allowances (2004 — $1,459; 2003 — $1,585)	78,850	72,290
Inventories — Note C	45,482	31,925
Other current assets	9,007	6,697
Deferred income taxes	28,516	28,508

Total current assets	209,780	164,766
Property, plant and equipment, less accumulated depreciation (2004 — $284,821; 2003 — $261,838)	115,669	122,481
Other Assets
Prepaid pension asset — Note H	140,486	132,960
Intangible assets, net	35,721	37,456
Other assets — Note D	8,787	24,587

Total other assets	184,994	195,003

Total Assets	$510,443	$482,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,454	$52,252
Accrued liabilities	43,911	43,437

Total current liabilities	103,365	95,689
Long-term debt — Note G	87,000	75,880
Other long-term obligations	11,079	11,133
Deferred income taxes	5,380	5,357
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 52,644,935 shares issued at September 26, 2004 and 52,632,088 shares issued at December 31, 2003	263,081	262,748
Additional contributed capital	22,221	21,520
Retained earnings	273,521	263,430
Accumulated other comprehensive earnings	472	151

	559,295	547,849
Cost of common stock held in treasury — Note M (2004 — 16,751,326 shares; 2003 — 16,565,558 shares)	(255,676)	(253,658)

Total shareholders’ equity	303,619	294,191

Total Liabilities and Shareholders’ Equity	$510,443	$482,250

*The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Nine Months Ended

	September 26, 2004	September 28, 2003

Cash flows from operating activities:
Net earnings	$13,338	$8,628
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,650	25,487
Asset impairment charge	—	4,563
Gain on sale of assets	(3,319)	—
Changes in assets and liabilities:
Accounts receivable	(6,560)	990
Inventories	(13,557)	(1,172)
Other current assets	(1,881)	(1,123)
Prepaid pension asset	(7,526)	(9,205)
Accounts payable and accrued liabilities	8,109	(13,199)
Other	1,409	1,103

Total adjustments	(3,675)	7,444

Net cash provided by operations	9,663	16,072

Cash flows from investing activities:
Capital expenditures	(10,121)	(6,206)
Proceeds from sales of assets	19,286	4,081
Other	—	(129)

Net cash provided by (used in) investing activities	9,165	(2,254)

Cash flows from financing activities:
Payments of long-term debt	(137,070)	(92,845)
Proceeds from issuance of long-term debt	148,190	78,495
Debt issue costs	(2,229)	(595)
Issuance of common stock	—	14,429
Purchase of treasury stock	(2,005)	—
Dividends paid	(3,463)	(3,078)
Other	15	(47)

Net cash provided by (used in) financing activities	3,438	(3,641)

Effect of exchange rate on cash and cash equivalents	313	244

Net increase in cash and cash equivalents	22,579	10,421

Cash and cash equivalents at beginning of year	25,346	9,225

Cash and cash equivalents at end of period	$47,925	$19,646

Supplemental cash flow information
Cash paid during the period for:
Interest	$3,087	$3,638
Income taxes--net	$5,588	$6,036

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net earnings	$3,921	$6,074	$13,338	$8,628
Other comprehensive earnings (loss):
Cumulative translation adjustment	(342)	43	314	309
Deferred gain (loss) on forward contracts — Note F	(31)	20	7	(17)

Comprehensive earnings	$3,548	$6,137	$13,659	$8,920

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED
September 26, 2004

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

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Actual results could differ materially from those estimates.  The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

	Three Months Ended		Nine Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

	($ in thousands, except per share amounts)
Net earnings, as reported	$3,921	$6,074	$13,338	$8,628
Deduct: Stock-based employee compensation cost, net of tax, if fair value based method were used	(334)	(554)	(919)	(1,351)

Proforma net earnings	$3,587	$5,520	$12,419	$7,277

Net earnings per share-basic, as reported	$0.11	$0.17	$0.37	$0.25
Proforma net earnings per share-basic	0.10	0.16	0.35	0.21
Net earnings per share-diluted, as reported	0.11	0.17	0.37	0.25
Proforma net earnings per share-diluted	$0.10	$0.16	$0.34	$0.21

NOTE C—Inventories

Inventory consist of the following:

	September 26, 2004	December 31, 2003

	($ in thousands)
Finished goods	$8,120	$8,047
Work-in-process	10,076	7,779
Raw materials	27,286	16,099

	$45,482	$31,925

NOTE D—Asset Sales

The December 31, 2003 other assets balance sheet item included $17.6 million of assets held for sale. During the first nine months of 2004, CTS sold approximately $16.5 million of assets held for sale, including its Longtan, Taiwan building. The proceeds on the assets sales approximated the carrying value. In addition, due to changes in circumstances, which were previously considered unlikely, $1.1 million of the assets held for sale at December 31, 2003 were reclassified to fixed assets during the first nine months of 2004.

During the first nine months of 2004, CTS also sold excess land located near its Canadian facility for approximately $2.7 million. Cash proceeds related to the sale approximated $2.1 million, with the remaining proceeds of $0.6 million evidenced by a secured note receivable due in May 2006. A gain of $2.7 million was recognized on the sale.

NOTE E—Asset Impairment Charge

During the third quarter of 2003, CTS recorded a $4.6 million pre-tax impairment charge to reduce the carrying value of certain assets, held by the Components and Sensors business segment, to their estimated fair value. Approximately $3.3 million of the impairment charge reflected a write-down for electronic equipment following final production of previously announced “end–of–life” products and a reassessment of the current market value for equipment held for sale. An additional $1.3 million of the impairment charge related to excess capacity on a production line following an assessment of future capacity needs.

NOTE F—Financial Instruments

In the first quarter of 2004, CTS entered into a series of forward exchange contracts to manage its risk to fluctuations in foreign currency exchange rates between the Euro and the United Kingdom Pound. These contracts, which expire monthly in 2004, are designed to hedge anticipated foreign currency transactions. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward contracts for forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at fair value. Changes in the contracts’ fair values, which totaled $7,000 for the nine months ending September 26, 2004, are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs.

NOTE G—Long-Term Debt

At September 26, 2004, CTS had a credit agreement containing a $55 million senior, secured revolving credit facility (Credit Facility). There was $2 million outstanding under the Credit Facility at September 26, 2004. On October 12, 2004, CTS amended the Credit Facility to expand the borrowing capacity to $75 million. The amendment also extended the term of the Credit Facility by one year, to July 2007, and revised certain financial covenants. Any outstanding balances are senior to CTS’ convertible debentures. The Credit Facility is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the facility fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the Credit Facility. The commitment fee varies based on performance under certain financial covenants and is currently .0375 percent per annum. The Credit Facility requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio, and a minimum tangible net worth. Failure of CTS to comply with these covenants could reduce the borrowing availability under the Credit Facility. Additionally, the Credit Facility limits the amounts allowed for dividends, capital expenditures, and acquisitions.

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

In May 2004, CTS issued $60 million convertible senior subordinated debentures ($60 million Notes). These unsecured debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024.

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

Holders may convert the $60 million Notes at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per common share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15 and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of September 26, 2004, none of the conditions for conversion of the $60 million Notes were satisfied.

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

CTS used a portion of the proceeds from the issuance of the $60 million Notes to repay $40 million of its 7.5% industrial revenue bonds that were due in 2013. Another $2 million of industrial revenue bonds were repaid with cash flows from operations in the first quarter of 2004.

In connection with the issuance of the $60 million Notes, CTS incurred $2.2 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over the five year period from May 1, 2004 through May 1, 2009.

NOTE H—Retirement Plans

Net pension (income) / postretirement expense for the three and nine months ended September 26, 2004 and September 28, 2003 include the following components:

	Three Months Ended		Nine Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

PENSION PLANS	($ in thousands)
Service cost	$1,286	$1,235	$3,966	$3,689
Interest cost	2,801	2,721	8,447	8,177
Expected return on plan assets (1)	(6,761)	(6,727)	(20,287)	(20,189)
Amortization of unrecognized:
Transition obligation	(119)	(140)	(355)	(420)
Prior service cost	226	220	676	662
Recognized (gain) loss	173	(238)	493	(706)

Net pension (income)	$(2,394)	$(2,929)	$(7,060)	$(8,787)

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Nine Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

OTHER POSTRETIREMENT BENEFIT PLAN	($ in thousands)
Service cost	$9	$9	$23	$29
Interest cost	76	80	232	238

Net postretirement expense	$85	$89	$255	$267

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

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer.  EMS also includes design and manufacture of interconnect systems and complex backplanes, as may be required by the customer.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K. Management evaluates performance based upon operating earnings before interest and income taxes.

Summarized financial information concerning CTS’ reportable segments, is shown in the following table:

	Components and Sensors	EMS	Total

	($ in thousands)
Third Quarter 2004
Net sales to external customers	$63,229	$65,820	$129,049
Segment operating earnings	$4,579	$1,275	$5,854
Total assets	$416,667	$93,766	$510,443

Third Quarter 2003
Net sales to external customers	$61,449	$47,047	$108,496
Segment operating earnings	$1,505	$2,404	$3,909
Total assets	$406,938	$76,035	$482,973

First Nine Months of 2004
Net sales to external customers	$194,942	$193,878	$388,820
Segment operating earnings	$16,369	$5,022	$21,391
Total assets	$416,667	$93,766	$510,443

First Nine Months of 2003
Net sales to external customers	$185,768	$145,194	$330,962
Segment operating earnings	$3,615	$7,395	$11,010
Total assets	$406,938	$76,035	$482,973

Reconciling information between reportable segments and CTS’ consolidated totals is shown in the following table:

	Three Months Ended		Nine Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

	($ in thousands)
Total segment operating earnings	$5,854	$3,909	$21,391	$11,010
Interest expense	(1,118)	(2,139)	(4,241)	(6,010)
Other income (expense)	356	373	172	548
Asset impairment charge - Components and Sensors	—	(4,563)	—	(4,563)

Earnings before income taxes	$5,092	$(2,420)	$17,322	$985

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

NOTE K—Income Taxes

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

NOTE L—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.  The calculation below provides net earnings, average common shares outstanding and the resultant earnings per share for both basic and diluted EPS for the quarters and nine-month periods ending September 26, 2004 and September 28, 2003.

	Net	Shares
	Earnings	(in thousands)		Per Share
	(Numerator)	(Denominator)		Amount

	($ in thousands, except per share amounts)
Third Quarter 2004
Basic EPS	$3,921	35,896		$0.11
Effect of dilutive securities:
Equity-based compensation plans		477
Other		28	(1)

Diluted EPS	$3,921	36,401		$0.11

Third Quarter 2003
Basic EPS	$6,074	34,799		$0.17
Effect of dilutive securities:
Equity-based compensation plans		402
Other		151	(1)

Diluted EPS	$6,074	35,352		$0.17

First Nine Months of 2004
Basic EPS	$13,338	35,946		$0.37
Effect of dilutive securities:
Equity-based compensation plans		325
Other		28	(1)

Diluted EPS	$13,338	36,299		$0.37

First Nine Months of 2003
Basic EPS	$8,628	34,351		$0.25
Effect of dilutive securities:
Equity-based compensation plans		227
Other		151	(1)

Diluted EPS	$8,628	34,729		$0.25

(1)	Represents shares of CTS common stock to be issued to the former DCA shareholders.

The following table shows the potentially dilutive securities which have been excluded from the diluted earnings per share calculation for the three and nine-month periods ending September 26, 2004 and September 28, 2003 because they are either anti-dilutive, the exercise price exceeds the average market price or the conversion criteria have not been met.

	Three Months Ended		Nine Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

	(Number of shares in thousands)
Stock options where the exercise price exceeds the average market price of common shares during the period	761	779	736	1,262
Securities related to the $25 million Notes	1,247	1,247	1,247	1,247
Securities related to the $60 million Notes	4,000	—	2,059	—

NOTE M—Treasury Stock

In July 2004, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market during the next two years. This July 2004 authorization effectively canceled the board's previous stock repurchase authorization. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the third quarter of 2004, CTS repurchased 183,000 shares at a total cost of $2.0 million.

NOTE N—New Accounting Pronouncement

In September 2004, the Emerging Issues Task Force (EITF) finalized Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Contingently convertible debt instruments (commonly referred to as Co-Cos) are financial instruments that add a contingent feature to a convertible debt instrument. Co-Cos are generally convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period. Prior to the issuance of EITF No. 04-8, generally accepted accounting principles allowed companies to exclude the potential dilutive effect of the conversion feature from diluted earnings per share until the market price contingency was met. EITF Issue No. 04-8 requires companies to include the impact of Co-Cos in their diluted earnings per share computation regardless of whether the market price trigger has been met. EITF Issue No. 04-8 is expected to be effective for periods ending after December 15, 2004. Diluted earnings per share for prior periods must be retroactively restated to conform to the EITF Issue No. 04-8 for all periods presented where Co-Cos were outstanding. CTS’ $60 million convertible senior subordinated debentures (see Note G, "Long-term Debt,") are considered Co-Cos that will be subject to EITF Issue No. 04-8. If CTS had used the guidance in EITF Issue No. 04-8, diluted earnings per share would have been $0.10 and $0.36, respectively, for the quarter and nine-month period ending September 26, 2004.

   Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CTS is a global manufacturer of components and sensors to the automotive, communications and computer markets. The Company also offers specialized electronic manufacturing and design to industrial, communications and computing infrastructure original equipment manufacturers (OEMs). Sales and marketing is accomplished through CTS sales engineers, independent manufacturers’ representatives and distributors. Sales are reported through two business segments, Components and Sensors and Electronics Manufacturing Services (EMS), which represent 49.0% and 51.0%, respectively, of CTS’ total sales in the third quarter of 2004 and 56.6% and 43.4%, respectively, in the third quarter of 2003.

As discussed in more detail throughout the Management’s Discussion and Analysis:

•	Sales increased $20.6 million, or 18.9%, in the third quarter of 2004 over the same period last year.

•	Gross margins, as a percentage of sales, were 20.4% in the third quarter of 2004, compared to 21.8% in the same period last year.

•	Selling, general and administrative expenses, as a percentage of sales, were 12.4% in the third quarter of 2004 versus 13.5% in the same period last year.

•	Interest expense decreased from $2.1 million in the third quarter of 2003 to $1.0 million in the third quarter of 2004.

•	Earnings per share were $0.11 in the third quarter of 2004, compared to $0.17 in the same period last year. The 2003 third quarter earnings per share of $0.17 included a favorable income tax adjustment of $0.22 per share and an asset impairment charge, after tax, of $0.10 per share.

•	Cash and cash equivalents increased $22.6 million, from $25.3 million on December 31, 2003, to $47.9 million at the end of the third quarter of 2004.

•	On October 12, 2004, the CTS $55 million credit facility was expanded to $75 million and the term was extended from July 2006 to July 2007.

Outlook

CTS currently expects sales growth and earnings for the full year of 2004 as follows:

•	Following the first nine-month results, the Company expects the sales growth for full year 2004 to be in the 13-15% range for 2004 over 2003.

•	Net earnings per share for the full year of 2004 are expected in the range of $0.50-$0.54. The full-year estimate includes a gain of $0.06 earnings per share from the sale of excess land in Canada. This full-year estimate excludes the unfavorable impact of EITF No. 04-08 of $0.02 per share (see Note N to the financial statements).

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

In the first nine months of 2004, there have been no changes in the above critical accounting policies.

Results of Operations

Comparison of Third Quarter 2004 and Third Quarter 2003

Business Segment Discussion

Refer to Note I, “Business Segment,” for a description of the Company’s business segments.

The following table highlights the segment results for the three-month periods ended September 26, 2004 and September 28, 2003:

	Components & Sensors	Electronics Manufacturing Services	Consolidated Total

	($ in thousands)
Third Quarter 2004
Sales	$63,229	$65,820	$129,049
Segment operating earnings	4,579	1,275	5,854
% of sales	7.2%	1.9%	4.5%

Third Quarter 2003
Sales	$61,449	$47,047	$108,496
Segment operating earnings	1,505	2,404	3,909
% of sales	2.4%	5.1%	3.6%

While Components and Sensors business segment sales increased $1.8 million, or 2.9%, over the prior year quarter, segment operating earnings increased $3.1 million, or three times the amount of the prior year quarter. The increase is primarily from lower depreciation and amortization expense of $2.2 million, and favorable impact from product mix change of $0.8 million, Singapore cost allocation of $0.6 million incurred by EMS, contribution from incremental sales of approximately $0.5 million, and foreign exchange of $0.4 million. These favorable factors were partially offset by higher incentive compensation of $0.9 million and new product launch costs of $0.6 million.

EMS business segment sales increased $18.8 million, or 39.9% from the prior year quarter. The revenue increase resulted primarily from higher demand for data storage systems, communications infrastructure systems and networking equipment. The operating earnings of $1.3 million decreased $1.1 million from the prior year quarter. The decrease in earnings was primarily driven by price reductions not fully offset by cost reductions of $1.0 million, unfavorable currency exchange of $0.7 million, cost allocation of $0.6 million from the Components and Sensors segment to CTS’ EMS Singapore operation, and unfavorable product mix change of $0.4 million. These unfavorable factors were partially offset by the impact of $2.2 million from higher sales.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the three-month periods ended September 26, 2004 and September 28, 2003:

	September 26, 2004	September 28, 2003	Increase (Decrease)

	($ in thousands)
Net sales	$129,049	$108,496	$20,553
Gross margin	26,312	23,655	2,657
% of net sales	20.4%	21.8%	(1.4)%

Selling, general and administrative expenses	16,017	14,694	1,323
% of net sales	12.4%	13.5%	(1.1)%
Research and development expenses	4,693	5,052	(359)
% of net sales	3.6%	4.7%	(1.1)%
Gain on sale of assets	(252)	—	(252)

Asset impairment charges	—	4,563	(4,563)

Operating earnings (loss)	5,854	(654)	6,508
% of net sales	4.5%	(0.6)%	5.1%

Interest expense	1,118	2,139	(1,021)
Earnings (loss) before income taxes	5,092	(2,420)	7,512
Income tax expense (benefit)	1,171	(8,494)	9,665

Net earnings	$3,921	$6,074	$(2,153)

Net sales increased $20.6 million in the third quarter of 2004, or 18.9% from the third quarter of 2003, primarily due to the EMS increase of $18.8 million, related to increased demand for data storage systems, communications infrastructure systems and networking equipment. In addition, Components and Sensors sales increased $1.8 million, primarily related to increased demand for automotive products and communications infrastructure components during the third quarter of 2004.

Gross margin increased $2.7 million in the third quarter of 2004 from the third quarter of 2003. As reported in the Business Segment Discussion, favorable factors include the impact of higher sales, lower depreciation expense, and favorable product mix at the Components and Sensors segment. These favorable items were offset partially by a higher percent of EMS segment sales, which inherently have a lower gross margin percentage than Components and Sensors segment sales, pricing, and unfavorable currency exchange at EMS.

Selling, general and administrative expenses increased $1.3 million, primarily due to increased expenses for incentive compensation and professional services.

Research and development expenses decreased $0.4 million from the third quarter of 2003, primarily due to the realignment of research and development efforts around key business development initiatives and opportunities within the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment.

During the third quarter of 2003, CTS recorded a $4.6 million pre-tax impairment charge to reduce the carrying value of certain assets, held by the Components and Sensors business segment, to their estimated fair value. Approximately $3.3 million of the impairment charge reflected a write-down for electronic equipment following final production of previously announced “end–of–life” products and a reassessment of the market value for equipment held for sale. An additional $1.3 million of the impairment charge related to excess capacity on a production line following an assessment of future capacity needs.

Third quarter operating earnings increased $6.5 million compared to the prior year quarter, primarily due to higher gross margin in 2004 and asset impairment charges of $4.6 million in 2003, as noted above, partially offset by increased selling, general and administrative expenses.

Interest expense decreased $1.0 million in the third quarter, primarily due to debt refinancing efforts, which resulted in lower interest rates.

During the quarter ended September 28, 2003, CTS recorded a tax benefit of $7.9 million resulting from the reversal of reserves that were no longer required following the expiration of statutory deadlines.

Comparison of First Nine Months of 2004 and First Nine Months of 2003

Business Segment Discussion

The following table highlights the business segment results for the nine-month periods ended September 26, 2004 and September 28, 2003:

	Components & Sensors	Electronics Manufacturing Services	Consolidated Total

	($ in thousands)
First Nine Months 2004
Sales	$194,942	$193,878	$388,820
Segment operating earnings	16,369	5,022	21,391
% of sales	8.4%	2.6%	5.5%

First Nine Months 2003
Sales	$185,768	$145,194	$330,962
Segment operating earnings	3,615	7,395	11,010
% of sales	1.9%	5.1%	3.3%

During the first nine months of 2004, sales of Components and Sensors and EMS products, as a percentage of total sales, were 50.1% and 49.9% respectively. The first nine months of 2003 sales of Components and Sensors and EMS products, as a percentage of total sales, were 56.1% and 43.9%, respectively.

Components and Sensors business segment sales increased $9.2 million or 4.9% from the prior year. Operating earnings increased $12.8 million from the impact of approximately $2.6 million relating to the contribution from incremental sales, lower depreciation and amortization expense of $5.9 million, the gain of $3.3 million on the sale of assets, including $2.7 million on the sale of excess land in Canada, favorable product mix change of $1.8 million, costs of $1.5 million allocated to EMS, favorable foreign exchange of $1.1 million, and reduced manufacturing costs, partially offset by higher incentive compensation of $3.2 million and product launch cost of $2.1 million.

EMS business segment sales increased $48.7 million, or 33.5% from the prior year primarily due to higher demand for communications infrastructure systems, data storage systems, and networking equipment. The operating earnings of $5.0 million decreased $2.4 million from the prior year period. The decrease in earnings was driven by cost allocation of $1.5 million from the Components and Sensors segment to EMS Singapore operation, unfavorable currency exchange of $2.3 million, price reductions not fully offset by cost reductions of $3.2 million, $0.4 million impact of product mix, and slightly higher depreciation of $0.3 million, partially benefited by the favorable impact of higher sales volume.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the nine-month periods ended September 26, 2004 and September 28, 2003:

	September 26, 2004	September 28, 2003	Increase (Decrease)

	($ in thousands)
Net sales	$388,820	$330,962	$57,858
Gross margin	79,838	69,258	10,580
% of net sales	20.5%	20.9%	(0.4)%

Selling, general and administrative expenses	47,516	42,165	5,351
% of net sales	12.2%	12.7%	(0.5)%
Research and development expenses	14,250	16,083	(1,833)
% of net sales	3.7%	4.9%	(1.2)%
Gain on sale of assets	(3,319)	—	(3,319)

Asset impairment charges	—	4,563	(4,563)

Operating earnings	21,391	6,447	14,944
% of net sales	5.5%	1.9%	3.6%

Interest expense	4,241	6,010	(1,769)
Earnings before income taxes	17,322	985	16,337
Income tax expense (benefit)	3,984	(7,643)	11,627

Net earnings	$13,338	$8,628	$4,710

Net sales increased $57.9 million for the first nine months of 2004, or 17.5% from the first nine months of 2003. The increase in sales is primarily due to the higher demand within our EMS segment for communications infrastructure systems, data storage systems, and networking equipment of $48.7 million. Components and Sensors sales increased $9.2 million, primarily related to increased demand for automotive products and communications infrastructure components during the nine-month period of 2004.

Gross margin increased $10.6 million, or 15.3%, for the first nine months of 2004. As reported in the Business Segment Discussion, the 2004 gross margin dollar improvement was primarily due to higher sales, lower depreciation expense, favorable product mix at the Components and Sensors segment, and a decreasing cost structure. These favorable factors were partially offset by a higher percentage of lower margin EMS segment sales, as well as pricing and unfavorable currency exchange at EMS.

Selling, general and administrative expenses increased $5.4 million, primarily due to higher expense for incentive compensation and professional services. The first nine months of 2004 included the gain of $3.3 million on the sale of assets, primarily $2.7 million on the sale of excess land in Canada.

Research and development expenses of $14.3 million decreased $1.8 million from the first nine months of 2003, primarily due to realignment of research and development efforts around key business development initiatives and opportunities within the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment.

During the third quarter of 2003, CTS recorded a $4.6 million pre-tax impairment charge to reduce the carrying value of certain assets, held by the Components and Sensors business segment, to their estimated fair value. Approximately $3.3 million of the impairment charged reflected a write-down for electronic equipment following final production of previously announced “end-of-life” products and a reassessment of the market value for equipment held for sale. An additional $1.3 million of the impairment charge related to excess capacity on a production line following an assessment of future capacity needs.

Operating earnings of $21.4 million increased $14.9 million compared to the first nine months of 2003, primarily due to the higher gross margin, the gain on the sale of excess land in Canada in 2004, and asset impairment charges in 2003, partially offset by higher operating expenses to support higher sales.

Interest expense of $4.2 million decreased $1.8 million, primarily due to debt refinancing efforts, which resulted in lower interest rates.

During the quarter ended September 28, 2003, CTS recorded a tax benefit of $7.9 million resulting from the reversal of reserves that were no longer required following the expiration of statutory deadlines.

Liquidity and Capital Resources

Overview

Cash and cash equivalents increased to $47.9 million at September 26, 2004 from $25.3 million at December 31, 2003. Total debt was $87.0 million, up from $75.9 million at the end of 2003. Total debt as a percentage of total capitalization was 22.3% at the end of the third quarter of 2004, compared with 20.5% at the end of 2003.

During the first nine months of 2004:

•	CTS completed the sale of the Longtan, Taiwan facility, and received net cash proceeds of $16.4 million. CTS also completed the sale of excess land in Canada, and received $2.1 million, with the remaining $0.6 million in a note receivable due May 2006.

•	In May, CTS issued $60.0 million convertible senior subordinated notes ($60 million Notes) due 2024. The net proceeds of $57.8 million were used to repay, in full, the outstanding principal of industrial revenue bonds and reduce amounts outstanding under its Credit Facility.

•	On October 12, 2004, the $55 million Credit Facility was expanded to $75 million and the term was extended from July 2006 to July 2007.

Working capital increased $37.3 million in the first nine months of 2004, primarily driven by a $22.6 million increase in cash and cash equivalents, an increase in accounts receivable of $6.6 million due to higher sales, an increase in inventory of $13.6 million to support higher sales and the new EMS operation in Singapore, partially offset by an increase of accounts payable of $7.2 million associated with higher sales.

Free Cash Flow

The following table summarizes free cash flow for the Company:

	Nine Months Ended

	September 26, 2004	September 28, 2003

	($ in millions)
Net cash provided by operations	$9.7	$16.1
Net cash provided by (used in) investing activities	9.1	(2.3)

Free cash flow	$18.8	$13.8

Free cash flow is a non-GAAP financial measure which CTS defines as net cash provided by operations plus net cash provided by (used in) investing activities. The most directly comparable GAAP financial measure is net cash provided by operations. Management believes that free cash flow provides useful information to investors regarding the Company’s ability to generate cash from business operations that is available for internal growth, service of debt principal, dividends, share repurchases and acquisitions and other investments. Management uses free cash flow as one measure to monitor and evaluate the performance of the Company.

During the first nine months of 2004, net cash provided by operations was $9.7 million, after funding the working capital required for business growth. Within net cash provided by investing activities, capital expenditures of $10.1 million were more than offset by the proceeds from the sales of the Longtan, Taiwan building and excess land in Canada.

During the first nine months of 2003, net cash provided by operations was $16.1 million after funding the working capital required for business growth. The capital expenditures of $6.2 million were partially offset by the proceeds from the sale of assets, primarily TCXO production assets.

Operating Activities

Cash flows provided by operations were $9.7 million in the first nine months of 2004.  Components of cash flows from operations include earnings of $13.3 million and depreciation and amortization of $19.7 million, partially offset by a gain of $3.3 million on sale of assets and unfavorable changes in assets and liabilities of $20.0 million. The unfavorable changes in assets and liabilities were primarily due to increased accounts receivable and inventory to support higher sales and the new EMS operation in Singapore, as well as increased prepaid pension asset.

For the nine months ended September 2003, cash flow from operations was $16.1 million. Positively impacting cash flow from operations were net earnings of $8.6 million and adjustments to reconcile earnings of $30.0 million, primarily from depreciation and amortization of $25.5 million and asset impairment charge of $4.6 million. Changes in assets and liabilities reduced cash flow from operations by $22.6 million, primarily in the prepaid pension asset and accounts payable and accrued liabilities.

Investing Activities

Cash flows provided by investing activities totaled $9.2 million in the first nine months of 2004, including $16.4 million of net proceeds from the sale of the Longtan, Taiwan facility and $2.1 million from the sale of excess land in Canada, partially offset by $10.1 million of capital expenditures. Through the first nine months of 2003, cash flows used in investing activities totaled $2.3 million in the first nine months of 2003, including $6.2 million of capital expenditures, partially offset by $4.1 million of proceeds from the sale of assets.

Financing Activities

Cash flows provided by financing activities for the first nine months of 2004 were $3.4 million, consisting primarily of $57.8 million proceeds from the $60 million Notes due 2024, $42.0 million repayment of the 7.5% industrial revenue bond, net payment of $6.9 million of long-term debt, $2.0 million purchase of treasury stock, and $3.5 million in dividend payments. In the first nine months of 2003, cash flows used for financing activities were $3.6 million in 2003, consisting primarily of net repayment of debt of $14.4 million and stock dividends of $3.1 million, partially offset by proceeds from the issuance of common stock of $14.4 million.

Capital Resources

The following table shows the long-term borrowings and related average interest rates as of September 26, 2004 and December 31, 2003:

	September 26, 2004		December 31, 2003

	Balance ($)	Average interest rate (%)	Balance ($)	Average interest rate (%)

	($ in millions)
$55 million Credit Facility*	$2.0	3.7%	$8.9	3.1%
Industrial Revenue Bonds	—	—	42.0	7.5
Convertible Debentures Due 2007	25.0	6.5	25.0	6.5
Convertible Debentures Due 2024	60.0	2.1	—	—

Total long-term debt	$87.0	3.4%	$75.9	6.7%

*    The Credit Facility was expanded to $75 million on October 12, 2004.

At September 26, 2004, CTS had a credit agreement containing a $55 million Credit Facility. The outstanding balances under the Credit Facility at September 26, 2004 was $2.0 million. On October 12, 2004, CTS amended the Credit Facility to expand the borrowing capacity to $75 million. The amendment also extended the term of the Credit Facility by one year, to July 2007, and revised certain financial covenants. Any outstanding balances would be senior to CTS’ convertible debentures. The Credit Facility is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the facility fluctuate based upon LIBOR. The interest rate as of September 26, 2004 was 3.66% per annum. CTS pays a commitment fee on the undrawn portion of the Credit Facility. The commitment fee varies based on performance under certain financial covenants and is currently 0.375 percent per annum. The Credit Facility requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio and a minimum tangible net worth covenants. Failure of CTS to comply with these covenants could reduce the borrowing availability under the Credit Facility. Additionally, the Credit Facility limits the amounts allowed for dividends, capital expenditures and acquisitions.

During the second quarter of 2004, CTS issued the $60 million Notes due 2024. The debt is an unsecured senior subordinated obligation of CTS. The notes bear interest at a rate of 2.125% per year and will be convertible, under certain circumstances, into CTS common stock, at the option of the holder, at a price of $15.00 per share, which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes. The conversion price represents a 36.24% premium over the closing price of CTS common stock on May 5, 2005. The offering was closed on May 11, 2004. With the proceeds, CTS repaid outstanding debt, including its industrial revenue bonds of $40 million due in 2013 at a weighted average interest rate of 7.5% and reduced its outstanding Credit Facility.

CTS believes cash flows from operations and available borrowings under its Credit Facility will be adequate to fund its working capital and capital expenditure requirements. CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.

On July 9, 2004, CTS’ Board of Directors authorized the repurchase of up to one million shares of its outstanding shares of common stock during the next two years. Under this program, CTS purchased 183,000 shares at a total cost of $2.0 million during the third quarter 2004. The repurchased shares are held as treasury stock and are available for equity-based compensation programs and for other corporate purposes.

On November 13, 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission. As of September 26, 2004, CTS could issue up to approximately 48,200 additional shares of common stock under this registration statement.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission.  CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.   During the first nine months of 2004, CTS did not issue any securities under this registration statement.  As of September 26, 2004, CTS could offer up to $435 million of additional debt and/or equity securities under this registration statement.

Effect of Recent Accounting Pronouncement

In September 2004, the Emerging Issues Task Force (EITF) finalized Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Contingently convertible debt instruments (commonly referred to as Co-Cos) are financial instruments that add a contingent feature to a convertible debt instrument. Co-Cos are generally convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period. Prior to the issuance of EITF No. 04-8, generally accepted accounting principles allowed companies to exclude the potential dilutive effect of the conversion feature from diluted earnings per share until the market price contingency was met. EITF Issue No. 04-8 requires companies to include the impact of Co-Cos in their diluted earnings per share computation regardless of whether the market price trigger has been met. EITF Issue No. 04-8 is expected to be effective for periods ending after December 15, 2004. Diluted earnings per share for prior periods must be retroactively restated to conform to the EITF Issue No. 04-8 for all periods presented where Co-Cos were outstanding. CTS’ $60 million convertible senior subordinated debentures (see Note G, "Long-term Debt,") are considered Co-Cos that will be subject to EITF Issue No. 04-8. If CTS had used the guidance in EITF Issue No. 04-8, diluted earnings per share would have been $0.10 and $0.36, respectively, for the quarter and nine-month period ending September 26, 2004.

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

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2004, CTS entered into a series of forward exchange contracts. Refer also to Note F, "Financial Instruments," of the Notes to the Condensed Consolidated Financial Statements, for a discussion relating to these contracts. There have been no other material changes in CTS’ market risk since December 31, 2003.

   Item 4.    Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of September 26, 2004, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above. Subsequent to the date of their evaluation, there have been no significant changes in CTS’ internal controls over financial reporting or in other factors that could significantly affect these controls.

PART II  -   OTHER INFORMATION

   Item 1.    Legal Proceedings

Certain processes in the manufacture of CTS’ current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations.  CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a Potentially Responsible Party (PRP) regarding hazardous waste remediation at several non-CTS sites.  In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters.  In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations, or cash flows of CTS.

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

   Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the repurchases of CTS common stock made by the Company during the quarter ended September 26, 2004:

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares
	(a)	(b)	Purchased as Part of	That May Yet Be
	Total Number of	Average Price	Plans or Programs	Purchased Under the
Period	Shares Purchased	Paid per Share	(1)	Plans or Programs

June 28, 2004 – July 25, 2004	—	—	—	1,000,000

July 26, 2004 – August 22, 2004	148,300	$10.82	148,300	851,700

August 23, 2004 – September 26, 2004	34,700	$11.53	34,700	817,000

Total	183,000	$10.95	183,000

(1)

On July 13, 2004, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expires June 30, 2006. The previous share repurchase plan was canceled in July 2004.

Item 6.    Exhibits and Reports on Form 8-K

a.      Exhibits

10(a)	CTS Corporation 2004 Omnibus Long-Term Incentive Plan, Incentive Stock Option Agreement and Restricted Stock Unit Agreement.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.      Reports on Form 8-K

During the three-month period ending September 26, 2004, CTS filed the following reports on Form 8-K:

•	Report dated July 9, 2004, under Item 5., Other Events and Regulation FD Disclosure, containing a press release announcing the Board of Directors had authorized a systematic program for the repurchase of up to one million shares of its outstanding shares of common stock.

•	Report dated July 21, 2004, under Item 12., Results of Operations and Financial Condition, containing a press release announcing financial results for the second quarter of 2004.

•	Report dated August 2, 2004, under Item 9., Regulation FD Disclosure, containing a copy of material to be used in an investor presentation.

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

Dated: October 19, 2004