Form 10-K
period 2004-12-31
CTS CORP
filed 2005-03-04
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For Fiscal Year Ended December 31, 2004
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
Yes  X     No

The aggregate market value of the voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 25, 2004, was approximately $405.9 million. There were 36,734,828 shares of common stock, without par value, outstanding on March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2004 Annual Report to shareholders are incorporated herein by reference in Parts I and II.

(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 4, 2005, are incorporated by reference in Part III.

i

PART I

Item 1.     Business

CTS Corporation (CTS) is a global manufacturer of components and sensors and a supplier of electronics manufacturing services. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. The principal executive offices are located in Elkhart, Indiana. CTS maintains a website at http://www.ctscorp.com. Filings on Forms 10-K, 10-Q and 8-K and amendments thereto made by CTS with the Securities and Exchange Commission may be obtained, free of charge, on this website, as soon as reasonably practicable after filing.

CTS designs, manufactures, assembles, and sells a broad line of components and sensors and provides electronics manufacturing services (EMS) primarily to original equipment manufacturers (OEMs), for the automotive, communications, and computer markets. CTS operates manufacturing facilities located throughout North America, Asia, and Europe and serves major markets globally. Sales and marketing is accomplished through CTS sales engineers, independent manufacturers’ representatives, and distributors.

BUSINESS SEGMENTS AND PRODUCTS BY MAJOR MARKET

CTS has two reportable business segments: 1) Components and Sensors and 2) Electronics Manufacturing Services (EMS).

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies. Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in cellular handsets, communications infrastructure and computer markets; low temperature cofired ceramics (LTCC) electronic substrates used in various communications and automotive applications; terminators, including ClearONE™ terminators, used in computer and other high speed applications, switches, resistor networks, and potentiometers used to serve multiple markets.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer. EMS also includes design and manufacture of interconnect systems and complex backplanes as may be required by the customer.

Products from the Components and Sensors business segment are principally sold into three major OEM markets: 1) automotive, 2) communications, and 3) computer. Products from the EMS business segment are principally sold into the communications and computer OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls, defense/aerospace, networking, and medical diagnostic and imaging industries.

The following tables provide a breakdown of net sales by business segment and market in dollars and as a percent of consolidated net sales:

	Components & Sensors			EMS			Total

(Net sales $ in millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002

Markets
Automotive	$132.3	$118.1	$115.9	$—	$—	$—	$132.3	$118.1	$115.9
Communications	63.3	74.4	112.7	79.2	44.3	28.2	142.5	118.7	140.9
Computer	21.3	29.8	16.9	183.7	161.2	156.1	205.0	191.0	173.0
Other	44.1	30.6	25.4	7.4	4.6	2.6	51.5	35.2	28.0

Consolidated net sales	$261.0	$252.9	$270.9	$270.3	$210.1	$186.9	$531.3	$463.0	$457.8

	Components & Sensors			EMS			Total

(As a % of consolidated net sales)	2004	2003	2002	2004	2003	2002	2004	2003	2002

Markets
Automotive	25%	26%	25%	—%	—%	—%	25%	26%	25%
Communications	12%	16%	25%	15%	9%	6%	27%	25%	31%
Computer	3%	6%	4%	35%	35%	34%	38%	41%	38%
Other	9%	7%	5%	1%	1%	1%	10%	8%	6%

% of consolidated net sales	49%	55%	59%	51%	45%	41%	100%	100%	100%

Net sales to external customers, operating earnings, total assets by segment, net sales, and long-lived assets by geographic area, are contained in Note M, “Business Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

General market conditions in the global automotive, communications, and computer markets and in the overall economy also affect the business of CTS. Any adverse occurrence that results in a significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could have a material adverse effect on our business, financial condition, and results of operations.

The following table identifies major products by their business segment and markets. Many products are sold into several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Other Markets
Components and Sensors:
Ceramic Filters and Duplexers	•	•	•	•
Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules	•	•	•	•
Automotive Sensors	•
Resistor Networks	•	•	•	•
ClearONE™ Terminators		•	•	•
DIP Switches and Potentiometers	•	•	•	•
Actuators	•
Low Temperature Cofired Ceramics (LTCC)		•		•
Piezoceramics Products				•
EMS:
Integrated Interconnect Systems and Backpanels		•	•	•
Pointing Sticks/ Cursor Controls			•	•

MARKETING AND DISTRIBUTION

CTS sales engineers and independent manufacturers’ representatives sell products from both the Components and Sensors business segment and the EMS business segment to OEMs. CTS maintains sales offices in China, Hong Kong, Japan, Scotland, Singapore, Taiwan, and the United States. Approximately 81% of 2004 net sales was attributable to coverage by CTS sales engineers.

CTS sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing and developing products to meet specific customer requirements.

CTS utilizes the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by CTS sales engineers for both of its business segments. Independent manufacturers’ representatives receive commissions from CTS. During 2004, 14% of net sales was attributable to coverage by independent manufacturers’ representatives. CTS also uses independent distributors for customers in its Components and Sensors business segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2004, independent distributors accounted for approximately 5% of net sales.

RAW MATERIALS

CTS utilizes a wide variety of raw materials and purchased parts in its manufacturing processes. The following are the most significant raw materials and purchased parts, identified by business segment:

Components

and Sensors:	Conductive inks and contactors which contain precious metals (primarily silver and palladium), passive electronic components, integrated circuits and semiconductors, rare earths (for ceramic compositions), ceramic components, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, and steel-based raw materials and compounds.

EMS:	Power supplies and converters, prefabricated steel, printed circuit boards, passive electronics components and semiconductors, integrated circuits, connectors, cables, and modules.

These raw materials are purchased from several vendors, and except for certain semiconductors, rare earth, and conductive inks, CTS does not believe it is dependent upon one or a limited number of vendors. Although CTS purchases all of its semiconductors, rare earth, and conductive inks from a limited number of vendors, alternative sources are available. In 2004, substantially all of these materials were available in adequate quantities to meet CTS’ production demands.

CTS does not currently anticipate any raw material shortages that would slow production. However, the lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to CTS may vary. Occasionally CTS might need to order raw materials in greater quantities and at higher than optimal prices to compensate for the variability of lead times for delivery.

Precious metal prices may have a significant effect on the cost and selling price of many CTS products, particularly some ceramic filters, sensors, resistor networks, and switches.

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

CTS carries raw materials, including certain semiconductors, work-in-process, and finished goods inventories which are unique to particular customers. In the event of reductions or cancellations of orders, some inventories may not be useable or returnable to vendors for credit. CTS generally imposes charges for the reduction or cancellation of orders by customers, and these charges are usually sufficient to cover a significant portion of the financial exposure of CTS for inventories that are unique to a customer. CTS does not customarily grant special return or payment privileges to customers. CTS’ working capital requirements and businesses reflect some seasonality and cyclicality. For example, the Components and Sensors business segment experiences lower third quarter sales, due to the automotive industry’s model year changeovers and summer shutdowns. The EMS business segment experiences higher fourth quarter sales in line with its industry, particularly from increased computing market demand.

PATENTS, TRADEMARKS AND LICENSES

CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS believes its success is not materially dependent on the existence or duration of any patent, group of patents, or trademarks. CTS was issued 14 new U.S. patents in 2004 and currently holds in excess of 300 U.S. patents with hundreds of non-U.S. counterpart patents.

CTS has licensed the right to use several of its patents to both U.S. and non-U.S. companies. In 2004, license and royalty income was less than 1% of net sales. CTS believes its success is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.

MAJOR CUSTOMERS

CTS’ 15 largest customers represented 69% of net sales in 2004, 71% of net sales in 2003 and 73% of net sales in 2002. This percentage is decreasing as the Company continues efforts to broaden its customer base, particularly in automotive and infrastructure offerings. Sales to Hewlett-Packard Company (Hewlett-Packard) amounted to 33% of net sales in 2004, 2003, and 2002. Sales to Motorola, Inc. (Motorola) accounted for 13% of net sales in 2004 and 2003, and 12% of net sales in 2002.

Components and Sensors business segment revenues from Motorola were less than 10% of the segment’s revenue in 2004 and 2003. The Components and Sensors business segment revenues from Motorola represented $38.6 million, or 14%, of the segment’s revenue for the year ended December 31, 2002.

EMS business segment revenues from Hewlett-Packard represented $177.3 million, or 66%, $151.8 million, or 72%, and $150.4 million, or 80%, of the segment’s revenue for the years ended December 31, 2004, 2003, and 2002, respectively. EMS business segment revenues from Motorola were $60.9 million, or 23%, and $40.2 million, or 19%, of the segment’s revenue for the years ended December 31, 2004 and 2003, respectively. EMS business segment revenues from Motorola were less than 10% of the segment's revenue in 2002.

Although the Company is making efforts to broaden its customer base, it depends on a small number of customers for a large portion of its business. Changes in the level of its customers’ orders have, in the past, had a significant impact on its operating results. If a major customer reduces the amount of business it does with CTS, or substantially changes the terms of that business, there would be an adverse impact on CTS’ operating results.

Although the Company is making efforts to broaden its customer base, it expects to continue to depend on sales to its major customers. As CTS’ customers are under no obligation to continue to do business with the Company on a long-term basis, there is always the possibility that one or more customers may choose to work with a competitor and reduce their business with CTS. Customers may also reduce or delay their business with CTS because of economic or other conditions or decisions that reduce their need for CTS products or services. Since it is difficult to replace lost business on a timely basis, it is likely that CTS’ operating results would be adversely affected if one or more of its major customers were to cancel, delay or reduce a large amount of business with CTS in the future. If one or more of its customers were to become insolvent or otherwise unable to pay for CTS’ products and/or services, CTS’ operating results, financial condition, and cash flows could be adversely affected.

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

The following table shows order backlog by segment and in total as of January 30, 2005 and January 25, 2004, excluding the impact of the SMTEK acquisition in 2005 (refer to Note P, “Subsequent Event,” appearing in the Notes to the Consolidated Financial Statements as noted in the Index appearing under Item 15(a) (1) and (2)).

($ in millions)	January 30, 2005	January 25, 2004

Components and Sensors	$57.8	$52.1
EMS	12.7	18.5

Total	$70.5	$70.6

Order backlog at the end of January 2005 will generally be filled during the 2005 fiscal year.

COMPETITION

In the Components and Sensors business segment, CTS competes with many U.S. and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery, and service. Most CTS product lines encounter significant global competition. The number of significant competitors varies from product line to product line. No one competitor competes with CTS in every product line, but many competitors are larger and more diversified than CTS. Some competitors are divisions or affiliates of CTS customers.

In the EMS segment, CTS competes with a number of well-established U.S. and non-U.S. manufacturers on the basis of process capability, price, technology, quality, reliability, and delivery in the markets in which it participates.  Some of its competitors have greater manufacturing and financial resources.  However, CTS generally does not pursue extremely high volume, highly price sensitive business, as do some of its major competitors.  Some competitors are also CTS customers for components and sensors, as well as EMS products.

In both the Components and Sensors and EMS business segments, some customers have reduced or plan to reduce their number of suppliers, while increasing the volume of their purchases. Most customers are demanding higher quality, reliability, and delivery standards from CTS as well as its competitors. These trends create opportunities for CTS, but also increase the risk of loss of business to competitors. CTS is subject to competitive risks that are part of the nature of the electronics industry, including short product life cycles and technical obsolescence.

CTS believes it competes most successfully in custom products manufactured to meet specific applications of major OEMs and with EMS products oriented toward high mix and low to medium volume outsourcing needs of OEMs.

NON-U.S. REVENUES AND RISKS

In 2004, 63% of net sales to external customers originated from non-U.S. operations compared to 60% in 2003 and 56% in 2002. At December 31, 2004, approximately 36% of total CTS assets were located at non-U.S. operations compared to 37% of total CTS assets at the end of 2003. A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated. CTS believes the business risks to its non-U.S. operations, though substantial, are normal risks for non-U.S. businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations, and expropriation. CTS’ non-U.S. manufacturing facilities are located in Canada, China, Mexico, Scotland, Singapore, and Taiwan.

Net sales to external customers originating from non-U.S. operations for the Components and Sensors business segment were $201.1 million in 2004, compared to $144.0 million in 2003 and $153.8 million in 2002. Net sales to external customers originating from non-U.S. operations for the EMS business segment were $132.7 million in 2004, compared to $132.3 million in 2003 and $104.0 million in 2002. Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales to external customers and long-lived assets by geographic area, is contained in Note M, “Business Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2004, 2003 and 2002, CTS spent $19.1 million, $21.5 million, and $24.1 million, respectively, for research and development. The reductions in research and development spending from 2002 to 2004 reflect savings due to organizational consolidation, changing business mix, and streamlining of research and development activities. Significant ongoing research and development activities continue in CTS’ Components and Sensors business segment, particularly for automotive products in support of growth initiatives. Our research and development investment is primarily focused at expanded applications and new product development, as well as current product and process enhancements. Research and development expenditures in the EMS business segment are typically very low.

CTS believes a strong commitment to research and development is required for future growth. Most CTS research and development activities relate to developing new, innovative products and technologies, improving product flow, and adding product value to meet the current and future needs of its customers. CTS provides its customers with full systems support to ensure quality and reliability through all phases of design, launch, and manufacturing to meet or exceed customer requirements. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers. CTS expenses all research and development costs as incurred.

EMPLOYEES

CTS employed 4,487 people at December 31, 2004, and 73% of these people were employed outside the United States. Approximately 465 CTS employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2004. One agreement will expire in 2009 and the other will expire in 2008. CTS employed 5,041 people at December 31, 2003.

ADDITIONAL INFORMATION

Information responsive to Item 401(b) of Regulation S-K is contained under the caption "Directors and Executive Officers of the Registrant" in Item 10 of this Annual Report on Form 10-K and is incorporated herein by reference.

Exhibit 99(a) to this report contains updated risk factors applicable to CTS’ business and an investment in CTS securities. This exhibit, which is incorporated herein by reference, describes some of the factors that may cause actual results to differ materially from the forward-looking statements made herein and in the documents incorporated by reference herein. In addition, this exhibit updates and supersedes the descriptions of risk factors in CTS’ prospectuses related to CTS’ active registration statements listed in Exhibit 23 hereto.

Item 2.     Properties

As of March 1, 2005, CTS has manufacturing facilities, administrative, research and development and sales offices in the following locations. This list includes facilities acquired in January 2005 in connection with the merger of CTS with SMTEK International, Inc. Refer also to Note P, "Subsequent Event," appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2).

Manufacturing Facilities	Square Footage	Owned/ Leased	Business Segment
Albuquerque, New Mexico	267,000	Owned	Components and Sensors
Ayutthya, Thailand	40,000	Owned (1)	EMS
Berne, Indiana	249,000	Owned (2)	Components and Sensors
Burbank, California	9,200	Owned	Components and Sensors
Burbank, California	4,850	Leased	Components and Sensors
Dongguan, China	39,560	Leased	Components and Sensors
Elkhart, Indiana	319,000	Owned (2)	Components and Sensors
Glasgow, Scotland	75,000	Owned	Components and Sensors and EMS
Glasgow, Scotland	20,000	Leased	Components and Sensors and EMS
Glasgow, Scotland	37,000	Leased	Components and Sensors and EMS
Kaohsiung, Taiwan	133,000	Owned (3)	Components and Sensors
Londonderry, New Hampshire	83,000	Leased	EMS
Marlborough, Massachusetts	69,400	Leased	EMS
Matamoros, Mexico	51,000	Owned	Components and Sensors
Moorpark, California	115,000	Leased	EMS
Santa Clara, California	44,700	Leased	EMS
Singapore	159,000	Owned (4)	Components and Sensors and EMS
Streetsville, Ontario, Canada	112,000	Owned	Components and Sensors
Tianjin, China	210,000	Owned (5)	Components and Sensors and EMS
West Lafayette, Indiana	102,500	Owned (2)	Components and Sensors

Total Manufacturing	2,140,210

(1) The land and building are collateral for a credit facility with BANKTHAI
(2)    The land and buildings are collateral for the revolving credit agreement.
(3)   Ground lease through 2007; restrictions on use and transfer apply.
(4)   Ground lease through 2039; restrictions on use and transfer apply.
(5) Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/ Leased	Description	Business Segment
Baldwin, Wisconsin	39,000	Owned	Idle facility	Components and Sensors
Bloomingdale, Illinois	110,000	Leased	Administrative offices and research	Components and Sensors
Brownsville, Texas	85,000	Owned	Warehousing facility	Components and Sensors
Carlisle, Pennsylvania	114,200	Leased	Idle facility	Components and Sensors
Elkhart, Indiana	93,000	Owned (1)	Administrative offices and research	Components and Sensors and EMS
Kowloon, Hong Kong	800	Leased	Sales office	Components and Sensors
Poway, California	45,000	Leased	Sublet to tenant	EMS
Sandwich, Illinois	94,000	Owned (1)	Idle facility	Components and Sensors
Shanghai, China	1,708	Leased	Sales office	Components and Sensors
Southfield, Michigan	1,700	Leased	Sales office	Components and Sensors
Taipei, Taiwan	1,420	Leased	Sales office	Components and Sensors
Nagoya, Japan	785	Leased	Sales office	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales office	Components and Sensors
(1) The land and buildings are collateral for the revolving credit agreement.

CTS regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor and location to its markets and major customers. Management believes CTS’ manufacturing facilities are suitable and adequate, and have sufficient capacity to meet its current needs. The extent of utilization varies from plant to plant and with general economic conditions. CTS also reviews the operating costs of its facilities and may from time-to-time relocate or move a portion of its manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow. Refer also to Note C, “Restructuring and Impairment Charges,” and Note B, “Asset Sales,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

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

Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business. For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been accrued or the ultimate anticipated costs resulting will not materially affect CTS’ consolidated financial position, results of operations, or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matter was submitted to a vote of CTS security holders.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The principal market for CTS common stock is the New York Stock Exchange using the symbol “CTS.” Quarterly market high and low trading prices for CTS Common Stock for each quarter of the past two years and the amount of dividends declared during the previous two years is located in “Shareholder Information,” appearing in the 2004 Annual Report to Shareholders, portions of which are filed herewith as Exhibit (13) and are incorporated herein by reference (2004 Annual Report). On March 1, 2005, there were approximately 1,610 CTS common shareholders of record.

CTS’ current practice is to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. The revolving credit agreement limits CTS’ ability to pay dividends, but it permits CTS to continue to pay quarterly dividends at the rate of $0.03 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.

In July 2004, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market during the next two years. This July 2004 authorization effectively canceled the board’s previous stock repurchase authorization. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During 2004, CTS repurchased 183,000 shares at a total cost of $2.0 million. At December 31, 2004, CTS was authorized to repurchase approximately 817,000 additional shares.

Item 6.     Selected Financial Data

A summary of selected financial data for CTS for each of the previous five years is contained in the “Five-Year Summary,” included in the 2004 Annual Report and incorporated herein by reference.

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity and capital resources for the three previous years, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2002-2004),” included in the 2004 Annual Report and incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk for CTS is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2002-2004),” included in the 2004 Annual Report and incorporated herein by reference and in Note A, “Summary of Significant Accounting Policies — Financial Instruments,” of the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

Item 8.     Financial Statements and Supplementary Data

Consolidated financial statements, meeting the requirements of Regulation S-X, the “Report of Independent Registered Public Accounting Firm,” and “Quarterly Results of Operations” and “Per Share Data” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15 (a)(1) and (2), and are included in the 2004 Annual Report and incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of December 31, 2004, the end of the year covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above. There were no changes in CTS’ internal control over financial reporting that materially affected, or are reasonably likely to materially affect, CTS’ internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, CTS included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2004. Management’s report is included in CTS’ 2004 Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” appearing as noted in the Index to the consolidated financial statements appearing under Item 15(a)(1) and (2).

Item 9B.     Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained under the caption “Item 1. — Election of Directors” in the 2005 Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (2005 Proxy Statement), and is incorporated herein by reference.

Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Information responsive to Items 401(h) and 401(i) of Regulation S-K pertaining to the Audit Committee of the Board of Directors is contained under the caption "2004 Committees of the Board, Audit Committee" in the 2005 Proxy Statement, and is incorporated herein by reference.

CTS has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer, principal financial officer, and principal accounting officer or controller. CTS’ Code of Ethics is posted on its website at www.ctscorp.com/governance/code_of_ethics.htm.

The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on April 28, 2004. They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled to be held on or about May 4, 2005, at which time the election of officers will be considered again by the Board of Directors.

LIST OF OFFICERS

Name	Age	Positions and Offices
Donald K. Schwanz	60	Chairman, President and Chief Executive Officer
Donald R. Schroeder	56	Executive Vice President and Chief Technology Officer
Vinod M. Khilnani	52	Senior Vice President and Chief Financial Officer
H. Tyler Buchanan	52	Senior Vice President
James L. Cummins	49	Senior Vice President Administration
Richard G. Cutter, III	58	Vice President, General Counsel and Secretary
Thomas A. Kroll	50	Vice President and Controller
Matthew W. Long	43	Treasurer

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

Richard G. Cutter, III  was elected Vice President, General Counsel and Secretary effective December 31, 2001. Prior to this, Mr. Cutter was Vice President and Assistant Secretary since August 2000, and General Counsel since January 2000. Prior to joining CTS, he was General Counsel with General Electric - Silicones, a global manufacturer of silicone-based raw materials.

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

Item 11.     Executive Compensation

Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 2005 Proxy Statement under the captions “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 2005 Proxy Statement under the caption “Stock Ownership Information,” and is incorporated herein by reference.

Equity Compensation Plan Information

Information responsive to Item 201(d)(2) of Regulation S-K pertaining to equity compensation plan information is summarized in the following table:

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights.		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Plan Category

Equity compensation plans approved by security holders	1,636,900		$16.80		6,111,587

Equity compensation plans not approved by security holders	56,261	(1)	—	(1)	—	(1)

Total	1,693,161				6,111,587

_________________

(1)	CTS has a stock retirement plan for nonemployee directors under which an account for each nonemployee director is annually credited with 800 common stock units. Through January 2004, CTS annually credited each deferred stock account with an additional number of common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. Upon retirement, the nonemployee director is entitled to receive one share of the Company’s common stock for each common stock unit in his deferred stock account. CTS has issued only treasury shares for common stock units under the plan. In the past, the New York Stock Exchange has not required companies to obtain shareholder approval when issuing treasury shares or shares purchased in the open market under compensatory plans. As of December 1, 2004, this plan was amended to preclude crediting any additional units under the plan. At December 31, 2004, the deferred stock accounts contained a total of 56,261 units.

Item 13.     Certain Relationships and Related Transactions

Information responsive to Item 404 of Regulation S-K is contained in the 2005 Proxy Statement under the caption "Certain Business Relationships" and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information contained in the 2005 Proxy Statement under the caption "Independent Registered Public Accounting Firm" is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statements Schedules

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3)  Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

(3)(ii)	Bylaws (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

(10)(a)	Employment Agreement, dated as of September 7, 2001, between the Company and Donald K. Schwanz (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 5, 2001). *

(10)(b)	Prototype officers and directors indemnification agreement (incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on March 21, 1996).

(10)(c)	CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit (10)(e) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997). *

(10)(d)	CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit (10)(f) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997). *

(10)(e)	CTS Corporation 2001 Stock Option Plan, approved by the shareholders on March 9, 2001 (incorporated by reference to Exhibit (10)(c) to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, filed with the Commission on April 27, 2001). *

(10)(f)	Rights Agreement between CTS Corporation and National City Bank, N.A., (successor to EquiServe Trust Company, N.A.) dated August 28,1998 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Commission on September 1, 1998).

(10)(g)	Amendment No. 1, dated as of October 15, 2001, to the Rights Agreement dated as of August 28, 1998, between CTS Corporation and National City Bank, N.A., (successor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 8-A filed with the Commission on April 29, 2002).

(10)(h)	Amendment No. 2, dated as of April 22, 2002, to the Rights Agreement, dated as of August 28, 1998, between CTS Corporation and National City Bank, N.A., (successor to EquiServe Trust Company, N.A.), as amended on October 15, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A filed with the Commission on April 29, 2002).

(10)(i)	CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed with the Commission on April 23, 2003. *

(10)(j)	Amendment dated as of December 1, 2004, to the CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended, filed herewith. *

Item 15.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K  (Continued)

(10)(k)	Prototype Severance Agreements between CTS Corporation and its officers, general managers and managing directors (incorporated by reference to Exhibit (10)(k) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on February 14, 2003). *

(10)(l)	Securities Purchase Agreement, dated April 15, 2002, among CTS Corporation, Halifax Fund, L.P., DeAm Convertible Arbitrage Fund, Ltd., Palladin Overseas Fund, Ltd., Lancer Securities (Cayman) Ltd., Palladin Partners I, L.P., Steelhead Investments, Ltd., and Ram Trading, Ltd. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated April 19, 2002, filed with the Commission on April 22, 2002).

(10)(m)	Form of 6½% Convertible Subordinated Debenture (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated April 19, 2002, filed with the Commission on April 22, 2002).

(10)(n)	CTS Corporation Management Incentive Plan approved by the shareholders on May 1, 2002 (incorporated by reference to Appendix A to the Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on March 18, 2002). *

(10)(o)	CTS Corporation Pension Plan (formerly the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on February 14, 2003). *

(10)(p)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the Commission on July 25, 2003). *

(10)(q)	Credit Agreement dated as of July 14, 2003 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the Commission on July 25, 2003).

(10)(r)	Amendment No. 1, dated as of June 17, 2004, to the Credit Agreement dated as of July 14, 2003 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent (incorporated by reference to Exhibit 10 (1) to the Quarterly report on Form 10-Q for the quarter ended June 27, 2002), filed with the Commission on July 20, 2004.

(10)(s)	Amendment No. 2, dated as of October 12, 2004, to the Credit Agreement dated as of July 14, 2003 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent (incorporated by reference to Exhibit 10(a) to the current report on Form 8-K dated October 12, 2004, filed with the Commission on October 15, 2004.

(10)(t)	CTS Corporation 2003 Excess Benefit Retirement Plan, as adopted effective July 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, filed with the Commission on October 29, 2003). *

(10)(u)	Amendment No. 1, effective June 1, 2004, to the CTS Corporation 2003 Excess Benefit Retirement Plan, as adopted effective July 1, 2003, filed herewith.

(10)(v)	Purchase Agreement dated May 5, 2004 by and between CTS Corporation and Bear Stearns & Co. Inc., as Initial Purchaser (incorporated by reference to the Exhibit 1.1 to the Current Report on Form 8-K dated May 18, 2004, filed with the Commission on May 19, 2004).

(10)(w)	Indenture dated as of May 11, 2004 by and between CTS Corporation and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to the Exhibit 1.1 to the Current Report on Form 8-K dated May 18, 2004, filed with the Commission on May 19, 2004).

Item 15.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K  (Continued)

(10)(x)	CTS Corporation 2004 Omnibus Long-term Incentive Plan, Prototype Incentive Stock Option Agreement and Prototype Restricted Stock Unit Agreement (incorporated by reference to the Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, filed with the Commission on October 19, 2004).*

(10)(y)	Agreement and Plan of Merger dated November 16, 2004 by and among SMTEK International, Inc., Cardinal Acquisition, Inc. and CTS Corporation (incorporated by reference to the Exhibit 2.1 to the Current Report on Form 8-K dated November 17, 2004, filed with the Commission on November 17, 2004).

(10)(z)	Prototype Non-employee Director Restricted Stock Unit Agreement, filed herewith.*

(10)(aa)	Director and Named Executive Officer Compensation, filed herewith.*

(13)	Portions of the 2004 Annual Report to shareholders incorporated herein, filed herewith.

(21)	Subsidiaries filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(a)	Risk Factors, filed herewith.

_________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: March 3, 2005	By	/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2005	/s/ Donald K. Schwanz

Donald K. Schwanz, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2005	/s/ Walter S. Catlow

Walter S. Catlow, Director

Date: March 3, 2005	/s/ Lawrence J. Ciancia

Lawrence J. Ciancia, Director

Date: March 3, 2005	/s/ Thomas G. Cody

Thomas G. Cody, Director

Date: March 3, 2005	/s/ Gerald H. Frieling, Jr.

Gerald H. Frieling, Jr., Director

Date: March 3, 2005	/s/ Roger R. Hemminghaus

Roger R. Hemminghaus, Director

Date: March 3, 2005	/s/ Michael A. Henning

Michael A. Henning, Director

Date: March 3, 2005	/s/ Robert A. Profusek

Robert A. Profusek, Director

Date: March 3, 2005	/s/ Patricia K. Vincent

Patricia K. Vincent, Director

Date: March 3, 2005	/s/ Vinod M. Khilnani

Vinod M. Khilnani Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 3, 2005	/s/ Thomas A. Kroll

Thomas A. Kroll Vice President and Controller

FORM 10-K - ITEM 15 (a) (1) AND (2) AND ITEM 15 (c)

CTS CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2004 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated statements of earnings (loss) - Years ended December 31, 2004, December 31, 2003, and December 31, 2002

Consolidated balance sheets - December 31, 2004 and December 31, 2003

Consolidated statements of cash flows - Years ended December 31, 2004, December 31, 2003, and December 31, 2002

Consolidated statements of shareholders’ equity - Years ended December 31, 2004, December 31, 2003, and December 31, 2002

Notes to consolidated financial statements

Supplementary Financial Data:

Quarterly Results of Operations (Unaudited) - Years ended December 31, 2004 and December 31, 2003

Per Share Data (Unaudited) - Years ended December 31, 2004 and December 31, 2003

The following consolidated financial statement schedule of CTS Corporation and subsidiaries is included in Item 15 (c):

Schedule II - Valuation and qualifying accounts / Page S-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

Management’s Report on Internal Control Over Financial Reporting / Page S-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of CTS Corporation:

We have completed an integrated audit of CTS Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CTS Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 3, 2005

CTS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

(In thousands of dollars)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,585	$—	$—	$(135)	$1,450

Year ended December 31, 2003:
Allowance for doubtful receivables	$1,694	$396	$—	$(505)	$1,585

Year ended December 31, 2002:
Allowance for doubtful receivables	$1,470	$228	$—	$(4)	$1,694

Management’s Report on Internal Control Over Financial Reporting

CTS’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including CTS’ principal executive officer and principal financial officer, CTS conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on CTS’ evaluation under the framework in Internal Control–Integrated Framework, management concluded that CTS’ internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CTS Corporation
Elkhart, IN
March 3, 2005

/s/ Donald K. Schwanz	/s/ Vinod M. Khilnani

Donald K. Schwanz President and Chief Executive Officer	Vinod M. Khilnani Senior Vice President and Chief Financial Officer

S-4