Form 10-Q
period 2005-04-03
CTS CORP
filed 2005-04-28
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended April 3, 2005
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
Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2005:  36,756,379

i

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended

	April 3, 2005	March 28, 2004

Net sales	$155,330	$122,147
Costs and expenses:
Cost of goods sold	127,115	97,538
Selling, general and administrative expenses	17,757	14,816
Research and development expenses	4,787	4,884

Operating earnings	5,671	4,909
Other (expense) income:
Interest expense	(1,717)	(1,533)
Interest income	419	102
Other	26	(118)

Total other expense	(1,272)	(1,549)

Earnings before income taxes	4,399	3,360
Income tax expense	1,012	840

Net earnings	$3,387	$2,520

Net earnings per share — Note L

Basic	$0.09	$0.07

Diluted	$0.09	$0.07

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	36,398	35,957
Diluted	40,979	36,243

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	April 3, 2005	December 31, 2004*

ASSETS
Current Assets
Cash and cash equivalents	$58,237	$61,005
Accounts receivable, less allowances (2005 — $2,141; 2004 — $1,450)	97,535	84,112
Inventories — Note E	57,124	42,734
Other current assets	10,843	7,728
Deferred income taxes	8,576	8,567

Total current assets	232,315	204,146
Property, plant and equipment, less accumulated depreciation (2005 — $275,249; 2004 — $272,480)	115,675	112,495
Other Assets
Prepaid pension asset — Note I	145,805	143,918
Goodwill — Notes C and F	29,759	513
Other intangible assets — Notes C and F	44,861	34,632
Deferred income taxes	23,261	23,221
Other	2,965	3,252

Total other assets	246,651	205,536

Total Assets	$594,641	$522,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable — Note G	$3,499	$3,311
Current portion of long-term debt — Note H	455	—
Accounts payable	72,731	55,614
Accrued liabilities	44,494	44,036

Total current liabilities	121,179	102,961
Long-term debt — Note H	133,861	94,150
Other long-term obligations	15,255	14,362
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,513,486 shares issued at April 3, 2005 and 52,666,798 shares issued at December 31, 2004	274,520	263,297
Additional contributed capital	23,289	22,761
Retained earnings	281,350	279,064
Accumulated other comprehensive earnings	953	1,348

	580,112	566,470
Cost of common stock held in treasury (16,757,907 shares)	(255,766)	(255,766)

Total shareholders’ equity	324,346	310,704

Total Liabilities and Shareholders’ Equity	$594,641	$522,177

*The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended

	April 3, 2005	March 28, 2004

Cash flows from operating activities:
Net earnings	$3,387	$2,520
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	6,848	7,260
Changes in assets and liabilities, net of effects from purchase of SMTEK
Accounts receivable	2,078	(11,373)
Inventories	(139)	(6,751)
Other current assets	(2,226)	(369)
Prepaid pension asset	(1,887)	(2,427)
Accounts payable and accrued liabilities	1,688	3,778
Other	1,125	622

Total adjustments	7,487	(9,260)

Net cash provided by (used in) operating activities	10,874	(6,740)

Cash flows from investing activities:
Payment for purchase of SMTEK, net of cash acquired	(35,561)	—
Capital expenditures	(3,004)	(1,980)
Proceeds and deposits on asset sales	499	11,869

Net cash provided by (used in) investing activities	(38,066)	9,889

Cash flows from financing activities:
Repayment of debt assumed in connection with purchase of SMTEK	(13,013)	—
Payments of long-term debt	(33,982)	(25,935)
Proceeds from borrowings of long-term debt	72,715	31,255
Increase in short-term notes payable	188	—
Dividends paid	(1,078)	(1,169)
Other	63	(49)

Net cash provided by financing activities	24,893	4,102

Effect of exchange rate on cash and cash equivalents	(469)	264

Net increase (decrease) in cash and cash equivalents	(2,768)	7,515

Cash and cash equivalents at beginning of year	61,005	25,346

Cash and cash equivalents at end of period	$58,237	$32,861

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,503	$234
Income taxes—net	$819	$2,312

Supplemental schedule of noncash investing and financing activities:
Refer to Note D, “Supplemental Schedule of Noncash Investing and Financing Activities”

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended

	April 3, 2005	March 28, 2004

Net earnings	$3,387	$2,520
Other comprehensive earnings (loss):
Cumulative translation adjustment	(395)	347
Deferred gain on forward contracts	—	31

Comprehensive earnings	$2,992	$2,898

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
April 3, 2005

NOTE A—Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended

($ in thousands, except per share amounts)	April 3, 2005	March 28, 2004

Net earnings, as reported	$3,387	$2,520
Deduct: Stock-based employee compensation cost, net of tax, if fair value based method were used	(130)	(288)

Proforma net earnings	$3,257	$2,232

Net earnings per share-basic, as reported	$0.09	$0.07
Proforma net earnings per share-basic	0.09	0.06
Net earnings per share-diluted, as reported	0.09	0.07
Proforma net earnings per share-diluted	$0.09	$0.06

NOTE C—Acquisition

Effective January 31, 2005, CTS acquired 100% of SMTEK International Inc., (SMTEK). The results of SMTEK’s operations have been included in the consolidated financial statements since that date. SMTEK is an EMS provider serving original equipment manufacturers in the medical, industrial, instrumentation, telecommunications, security, financial services, automation, aerospace, and defense industries. SMTEK has four facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. As a result of the acquisition, CTS expects to expand into new EMS markets, reduce customer concentrations, and increase its global footprint.

The net assets acquired were $48.1 million, consisting of $34.7 million of cash consideration, CTS common stock valued at $10.9 million, and $2.5 million of estimated transaction cost. In addition, CTS assumed $13.0 million of SMTEK debt which was immediately repaid. CTS issued approximately 812,000 shares of common stock in connection with the acquisition. Under generally accepted accounting principles, the value assigned to the common stock was determined based on the average market price of CTS’ common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

($ in thousands)	At January 31, 2005

Current assets	$32,239
Property, plant and equipment	6,108
Amortizable intangible assets	11,209
Goodwill	29,246
Other long-term assets	360

Total assets acquired	79,162

Current liabilities	16,392
Long-term liabilities	1,665
Debt assumed and repaid by CTS	13,001

Total liabilities acquired	31,058

Net assets acquired	$48,104

Of the $11.2 million of amortizable intangible assets, $10.7 million was assigned to customer relationships (13 year useful life), $0.4 million to customer order backlog (90 days useful life), and $0.1 million to employment agreements (2 year useful life). The $29.2 million of goodwill was assigned to the EMS business segment. None of these amounts are deductible for tax purposes.

CTS is in the process of obtaining third-party valuations of certain intangible assets. In addition, the Company is also analyzing SMTEK’s historical net operating losses available for carryforward, limitations on those earnings in various taxing jurisdictions, and other facts and circumstances that will impact the final allocation of the purchase price to deferred income taxes. Accordingly, the allocation of the purchase price is subject to refinement.

The following table presents CTS’ unaudited proforma consolidated results of operations for the quarters ended April 3, 2005 and March 28, 2004 as if the acquisition had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results:

	Proforma	Proforma
	Three Months Ended	Three Months Ended
(In thousands, except per share amounts)	April 3, 2005	March 28, 2004

Revenues	$165,377	$144,703

Net Income	$3,553	$2,179

Earnings per share:
Basic	$0.10	$0.06
Diluted	$0.09	$0.06

NOTE D—Supplemental Schedule of Noncash Investing and Financing Activities

In 2005, the Company purchased all of the capital stock of SMTEK for $61.1 million. In conjunction with the acquisition, CTS issued common stock and assumed liabilities as follows (refer also to Note C, “Acquisition”):

($ in millions)

Cash paid	$37.2
Fair value of stock issued	10.9
Liabilities assumed	31.1

Fair value of assets acquired	$79.2

NOTE E—Inventories

Inventory consist of the following:

($ in thousands)	April 3, 2005	December 31, 2004

Finished goods	$9,703	$10,815
Work-in-process	15,095	8,058
Raw materials	32,326	23,861

Total inventories	$57,124	$42,734

NOTE F—Intangible Assets

CTS has the following intangible assets:

	April 3, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$47,088	$(6,934)	$36,405	$(6,490)
Patents	10,319	(5,869)	10,319	(5,602)
Employment agreements	140	(12)	—	—
Customer order backlog	386	(257)	—	—

	57,933	(13,072)	46,724	(12,092)
Goodwill	29,759	—	513	—

Total intangibles	$87,692	$(13,072)	$47,237	$(12,092)

Of the net intangible balance, $34.5 million relates to the Components and Sensors business segment and $40.1 million relates to the EMS business segment.

CTS recorded amortization expense of $1.0 million and $0.6 million for the three months ended April 3, 2005 and March 28, 2004, respectively. CTS estimates annual amortization expense of $3.5 million in 2005.

NOTE G—Notes Payable

CTS had line of credit arrangements of $23.2 million and $13.3 million at April 3, 2005 and December 31, 2004, respectively. These arrangements are generally subject to annual renewal and renegotiation, and may be withdrawn at the bank’s option. One line of credit for $0.5 million is secured by building and equipment in Thailand. The remaining lines totaling $22.7 million are unsecured.

NOTE H—Long-Term Debt

Long-term debt was comprised of the following at April 3, 2005 and December 31, 2004:

($ in thousands)	April 3, 2005	December 31, 2004

Revolving credit agreement, average interest rate of 4.9% (2005) and 4.2% (2004), due in 2007	$48,000	$9,150
Convertible, senior subordinated debentures at a weighted-average rate of 2.1%, due in 2024	60,000	60,000
Convertible, subordinated debentures at a weighted-averaged rate of 6.5%, due in 2007	25,000	25,000
Term loan, interest rate 5.75%, due in 2011	1,062	—
Other debt, weighted-average rate 7.7%, due 2005-2006	254	—

	134,316	94,150
Less current maturities	455	—

Total long-term debt	$133,861	$94,150

CTS has a revolving credit agreement containing a $75 million senior, secured revolving credit agreement that had an outstanding balance of $48.0 million at April 3, 2005. Any outstanding balances under the revolving credit agreement are senior to CTS’ convertible debentures. The revolving credit agreement is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the revolving credit agreement fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on performance under certain financial covenants and was 0.4 percent per annum at April 3, 2005. The revolving credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio, and a minimum tangible net worth. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. Additionally, the revolving credit agreement limits the amounts allowed for dividends, capital expenditures, and acquisitions. The revolving credit agreement expires in July 2007.

CTS has issued $60 million convertible senior subordinated debentures ($60 million Debentures). These unsecured debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024. The $60 million Debentures are convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes). Upon conversion of the $60 million Debentures, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock.

Holders may convert the $60 million Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per common share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of April 3, 2005, none of the conditions for conversion of the $60 million Debentures were satisfied.

CTS may, at its option, redeem all or a portion of the $60 million Debentures for cash at any time on or after May 1, 2009, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest at the redemption date. Holders may require CTS to purchase for cash all or part of their notes on May 1, 2009, 2014, and 2019, or upon the occurrence of certain events, at 100% of the principal amount of the notes plus accrued and unpaid interest up to, but not including, the date of purchase.

The Company has $25 million of 6.5% convertible, subordinated debentures ($25 million Debentures). These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share. At any time after April 2005, the purchasers may accelerate the maturity of the debentures. CTS also has the right as of April 2005 and under certain circumstances, to force conversion of the debentures into common stock. Interest on the debentures is payable semi-annually.

In connection with the acquisition of SMTEK, CTS assumed a term loan, which has a balance of $1.1 million at April 3, 2005. The term loan is secured by machinery and equipment of the Thailand manufacturing facility and requires monthly payments through May 2011.

NOTE I—Retirement Plans

Net pension (income) / postretirement expense for the three months ended April 3, 2005 and March 28, 2004 includes the following components:

	Pension		Other Postretirement
	Plans		Benefit Plan

($ in thousands)	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004

Service cost	$1,318	$1,340	$7	$7
Interest cost	2,846	2,823	79	78
Expected return on plan assets (1)	(6,318)	(6,763)	—	—
Amortization of unrecognized:
Transition obligation	(76)	(118)	—	—
Prior service cost	184	225	—	—
Recognized (gain) loss	206	160	—	—
Curtailment loss	475	—	—	—

Net (income) expense	$(1,365)	$(2,333)	$86	$85

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

In the first quarter of 2005, CTS recognized a pension plan curtailment loss of approximately $0.5 million due to reduced employment levels.

NOTE J—Business Segments

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments.  CTS has two reportable business segments: 1) Components and Sensors and 2) Electronics Manufacturing Services (EMS).

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies.  Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in cellular handsets, communications infrastructure and computer markets; low temperature cofired ceramic (LTCC) electronic substrates used in various communications applications; terminators, including ClearONE™ terminators, used in computer and other high speed applications, switches, resistor networks and potentiometers used to serve multiple markets.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	Components and Sensors	EMS	Total

First Quarter 2005
Net sales to external customers	$64,164	$91,166	$155,330
Segment operating earnings	$3,540	$2,131	$5,671
Total assets	$428,160	$166,481	$594,641

First Quarter 2004
Net sales to external customers	$63,519	$58,628	$122,147
Segment operating earnings	$3,051	$1,858	$4,909
Total assets	$409,257	$95,604	$504,861

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

($ in thousands)	First Quarter 2005	First Quarter 2004

Total segment operating earnings	$5,671	$4,909
Interest expense	(1,717)	(1,533)
Interest income	419	102
Other income (expense)	26	(118)

Earnings before income taxes	$4,399	$3,360

NOTE K—Contingencies

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

NOTE L—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.  The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the quarters ending April 3, 2005 and March 28, 2004.

	Net	Shares
	Earnings	(In thousands)	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

First Quarter 2005
Basic EPS	$3,387	36,398	$0.09
Effect of dilutive securities:
Convertible debt	250	4,000
Equity-based compensation plans		581

Diluted EPS	$3,637	40,979	$0.09

First Quarter 2004
Basic EPS	$2,520	35,957	$0.07
Effect of dilutive securities:
Equity-based compensation plans		258
Other		28 (1)

Diluted EPS	$2,520	36,243	$0.07

(1)	Includes shares of CTS common stock for the quarter ending March 28, 2004, to be issued to the former DCA shareholders.

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2005 and 2004 dilutive earnings per share calculations because they are either anti-dilutive or the exercise price exceeds the average market price.

	Three Months Ended

(Number of shares in thousands)	April 3, 2005	March 28, 2004

Stock options where the exercise price exceeds the average market price of
common shares during the period	713	676
Securities related to the $25 million Debentures	1,247	1,247

NOTE M—Income Taxes

At April 3, 2005, no provision had been made for U.S. federal and state income taxes on approximately $178 million of foreign earnings, which are expected to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to a possible adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. In the event all undistributed earnings were remitted, approximately $6 million of foreign withholding taxes would be imposed.

In October 2004, the American Jobs Creation Act of 2004 (Jobs Act) was signed into law. The Jobs Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate of 5.25%. The reduced rate is achieved by providing an 85% dividends received deduction on earnings repatriated during a one-year period. To qualify, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and subsequently approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. For CTS, the one-year period during which the qualifying distributions can be made is 2005. The Company is in the process of evaluating whether it will repatriate foreign earnings under the provisions of the Jobs Act and has not made a decision on whether it will make any distributions. If the Company determines that a distribution will be made, the range of reasonably possible amounts eligible for the temporary deduction is $45 million to $75 million. CTS is assessing the impact of proposed statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts, if any, it will repatriate. CTS expects to determine the amounts and sources of foreign earnings to be repatriated, if any, no later than the fourth quarter of 2005. While the Company is not yet in a position to determine the impact of a qualifying repatriation on its income tax expense for 2005, the related potential range of income tax effects on the reasonably possible repatriation amounts is estimated at $4 million to $6 million, of which foreign withholding taxes are estimated to be approximately $1 million.

NOTE N—New Accounting Pronouncements

In late December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” FAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). FAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. FAS No. 123R will be effective for CTS in 2006. CTS currently follows the provisions of APB Opinion No. 25 to account for stock options. Accordingly, the provisions of FAS No. 123R will reduce earnings upon adoption. CTS is currently reviewing the provisions of FAS No. 123R to determine its impact on CTS’ financial statements.

In November 2004, the FASB finalized FAS No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4.” FAS No. 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS No. 151 is effective for CTS on January 1, 2006. CTS is currently reviewing the provisions of the new standard, but does not expect the standard will have a material impact on its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CTS is a global manufacturer of components and sensors to the automotive, communications and computer markets. The Company also provides electronic manufacturing solutions, including design and supply chain management functions, primarily serving the communications, computer, industrial, security, medical and aerospace markets under contract arrangements with the original equipment manufacturers (OEM’s). Sales and marketing are accomplished through CTS sales engineers, independent manufacturers’ representatives and distributors. Sales are reported through two business segments, Components and Sensors and Electronics Manufacturing Services (EMS).

On January 31, 2005, CTS acquired all of the outstanding stock of SMTEK International Inc., (SMTEK), an EMS provider serving OEM’s in the medical, industrial, instrumentation, telecommunications, security, financial services, automation, aerospace, and defense industries. CTS expects this acquisition to accelerate its expansion into new markets, reduce customer concentrations, and increase its global footprint. Under the purchase method of accounting, the asset acquired and liabilities assumed from SMTEK were recorded as of the date of acquisition, at their respective fair values. CTS is in the process of obtaining third-party valuations of certain intangible assets. In addition, the Company is also analyzing SMTEK’s historical net operating losses available for carryforward, limitations on those earnings in various taxing jurisdictions, and other facts and circumstances that will impact the final allocation of the purchase price to deferred income taxes. Accordingly, the allocation of the purchase price is subject to refinement. The results of SMTEK’s operations have been included in the consolidated financial statements since January 31, 2005. Please refer to Note C - “Acquisition” for more information related to this transaction. SMTEK is included in the EMS business segment.

In the first quarter of 2005, sales of EMS and Components and Sensors business segments represent 58.7% and 41.3% of CTS’ total sales respectively, compared to 48.0% and 52.0% respectively in the first quarter of 2004. The EMS sales percentage increased year-over-year due to the acquisition of SMTEK and growth of organic sales into the computer market.

As discussed in more detail throughout the Management's Discussion and Analysis:

•	Sales increased $33.2 million, or 27.2%, in the first quarter of 2005 over the first quarter of 2004.
•	Gross margins, as a percentage of sales, were 18.2% and 20.1% in the first quarter of 2005 and 2004, respectively. Gross margin dollars increased by $3.6 million in the first quarter of 2005.
•	As a percentage of sales, selling, general and administrative expenses decreased to 11.4%, compared to 12.1% in the first quarter of 2004. Selling, general and administrative expenses increased by $2.9 million.

•	Net earnings of $3.4 million, or $0.09 per share, in the first quarter of 2005 were $0.9 million higher than the $2.5 million, or $0.07 per share, in the first quarter of 2004.
•	The cash and cash equivalents balance was $58.2 million in the first quarter of 2005, compared to $61.0 million on December 31, 2004. Debt balances were $137.8 million at the end of the first quarter of 2005, compared to $97.5 million on December 31, 2004.

Outlook - 2005 Sales Growth and Full Year Earnings:

•	Expectations for 2005 sales growth over 2004 are maintained to be in the 30-35% range.
•	Net earnings per share are maintained at $0.65-$0.72 per share. A $0.02 per share favorable impact from the delayed implementation of the new accounting rules for expensing of stock options was offset by higher product launch costs incurred in the first quarter.

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

In the first three months of 2005, there have been no changes in the above critical accounting policies, except that the following policy has been enhanced to address the SMTEK acquisition.

Valuation of long-lived and intangible assets and depreciation/amortization periods

CTS accounts for acquisitions under the purchase method of accounting pursuant to FAS No. 141, “Business Combinations.” Under the purchase method of accounting, the values assigned to assets acquired and liabilities assumed are based on various factors including fair market values, discounted expected cash flows, and third-party valuations. Goodwill represents the excess of cost of the acquired business over the net amounts assigned to assets acquired and liabilities assumed.

CTS assesses the carrying value of long-lived and intangible assets and the remaining useful lives whenever events or changes in circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors considered important which could trigger this review include significant decreases in operating results, significant changes in its use of the assets, competitive factors and the strategy of its business, and significant negative industry or economic trends. The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations, and the impact of the economic environment on our customer base.

When the Company determines that the carrying value of long-lived and intangible assets may not be recoverable based on an assessment of future undiscounted cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flows, published third-party sources, third-party offers, and information furnished by third-party brokers/dealers.

Results of Operations

CTS’ first quarter includes SMTEK’s financial results from January 31, 2005. SMTEK is included in the EMS segment.

Business Segment Discussion

CTS has two reportable business segments: 1) Components and Sensors and 2) EMS. For additional information on business segments, refer to Note J - “Business Segments.”

	Components
($ in thousands)	& Sensors	EMS

First Quarter 2005
Net sales to external customers	$64,164	$91,166
Segment operating earnings	3,540	2,131
% of segment sales	5.5%	2.3%

First Quarter 2004
Net sales to external customers	$63,519	$58,628
Segment operating earnings	3,051	1,858
% of segment sales	4.8%	3.2%

The Components and Sensors business segment experienced a $0.6 million sales increase in the first quarter of 2005, or 1% from the first quarter of 2004. The increase in sales was attributable primarily to growth in automotive products, partially offset by lower sales into the mobile handset and other markets, as the Company has decided to end-of-life certain products. Segment operating earnings increased on slightly higher sales, ongoing cost improvement initiatives and changes in the allocation of certain factory costs to the EMS segment due to the establishment of a new EMS operation in shared Singapore facilities, which more than offset certain higher than normal severance costs and reduced pension income.

The EMS segment experienced a sales increase of $32.5 million in the first quarter of 2005, or 55% from the first quarter of 2004. The revenue increased primarily due to the SMTEK acquisition. Excluding the impact of SMTEK, the segment sales increased 16.0%, primarily due to increased sales into the computer market.

The following table summarizes net sales excluding SMTEK for the EMS business segment:

	Quarter ending

			Percentage
	April 3, 2005	March 28, 2004	Growth

Net sales to external customers for the EMS business segment	$91,166	$58,628	55%
Net sales of SMTEK subsequent to the January 31, 2005 acquisition	(23,180)

Net sales excluding SMTEK for the EMS business segment	$67,986	$58,628	16%

Net sales excluding SMTEK for the EMS business segment is a non-GAAP financial measure which CTS defines as total net sales to external customers for the EMS business segment less the net sales of SMTEK subsequent to the January 31, 2005 acquisition. The most directly comparable GAAP financial measure is net sales to external customers for the EMS business segment. Management believes net sales excluding SMTEK for the EMS business segment provides useful information to investors so that comparisons to prior periods are meaningful. Management intends to use net sales excluding SMTEK for the EMS business segment as one measure to monitor and evaluate performance for the next few quarters.

EMS segment operating earnings increased $0.3 million. The favorable impact of higher sales was partially offset by incurring shared Singapore factory costs between segments as discussed earlier, certain product launch related expenses, and lower absorption of factory overhead costs due to reductions in inventory levels.

Comparison of First Quarter 2005 and First Quarter 2004

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the three-month periods ended April 3, 2005 and March 28, 2004:

	Three Months Ended
			Increase
($ in thousands, except net earnings per share)	April 3, 2005	March 28, 2004	(Decrease)

Net sales	$155,330	$122,147	$33,183
Gross margin	28,215	24,609	3,606
% of net sales	18.2%	20.1%	(1.9)%

Selling, general and administrative expenses	17,757	14,816	2,941
% of net sales	11.4%	12.1%	(0.7)%
Research and development expenses	4,787	4,884	(97)
% of net sales	3.1%	4.0%	(0.9)%

Operating earnings	5,671	4,909	762
% of net sales	3.7%	4.0%	(0.3)%

Interest expense	1,717	1,533	184
Earnings before income taxes	4,399	3,360	1,039
Income tax expense	1,012	840	172

Net earnings	$3,387	$2,520	$867
% of net sales	2.2%	2.1%	0.1%

Net earnings per share - diluted	$0.09	$0.07	$0.02

First quarter 2005 sales of $155.3 million, including sales of $23.2 million from SMTEK, increased $33.2 million, or 27.2% from the first quarter of 2004. Other increases were driven by higher sales of automotive products and growth in EMS sales into the computer market, partially offset by lower sales into the mobile handset and other markets, as the Company has decided to end-of-life certain products.

Gross margin increased $3.6 million in the first quarter of 2005 from the first quarter of 2004, primarily due to EMS volume growth as previously discussed. As a percentage of sales, gross margin decreased to 18.2% in the first quarter of 2005, from 20.1% in the first quarter of 2004. This is primarily due to a higher percent of EMS segment sales, which inherently have a lower gross margin than Components and Sensors segment sales. Further improvements in the Components and Sensors segment margins more than offset certain severance costs and some negative product mix within EMS segment.

Selling, general and administrative expenses were $17.8 million in the first quarter of 2005 versus $14.8 million in the prior year’s quarter. As a percentage of sales, these expenses decreased 0.7 percentage points. The increase was, to a large extent, due to the incremental expense impact resulting from the addition of SMTEK. In addition, selling, general and administrative expenses in the first quarter of 2005 included $0.4 million intangible assets amortization expenses associated with the SMTEK acquisition, severance expenses, and lower pension income.

Research and development expenses decreased slightly to $4.8 million in the first quarter of 2005, from the first quarter of 2004, as the Company completed organizational consolidation and the streamlining of research and development activities.  Significant ongoing research and development activities continue in Components and Sensors to support expanded applications and new product development. Research and development expenditures in the EMS business segment are typically much lower. Research and development expenses, as a percentage of sales, dropped to 3.1%, due primarily to the SMTEK acquisition.

Operating earnings increased $0.8 million in the first quarter of 2005 compared to the first quarter of 2004. Higher gross margin dollars of $3.6 million were partially offset by higher operating expenses of $2.8 million.

Interest expense of $1.7 million increased by $0.2 million in the first quarter of 2005 from the first quarter of 2004 primarily due to higher debt level associated with the SMTEK acquisition and higher debt amortization costs.

Income tax expense of $1.0 million was $0.2 million higher than the first quarter of 2004, primarily due to higher pre-tax income. In the first quarter of 2005, the effective tax rate was 23% compared to 25% the first quarter of 2004.

Net earnings of $3.4 million, or 2.2% of sales, improved $0.9 million compared to the first quarter of 2004. Net earnings per share of $0.09 were $0.02 higher than the prior year quarter.

Liquidity and Capital Resources

Overview

The cash and cash equivalents balance was $58.2 million at April 3, 2005, compared to $61.0 million at December 31, 2004. Total debt was $137.8 million, up $40.4 million from last year-end level, primarily due to funding the SMTEK acquisition. Total debt as a percentage of total capitalization was 29.8% in the first quarter of 2005 versus 23.9% at the end of 2004.

Depending on the outcome of certain technical clarifications, when released by the Treasury Department, CTS may consider the repatriation of its earnings of approximately $45 million to $75 million held in foreign locations. The related potential range of income tax effects on the reasonably possible repatriation amounts is $4 million to $6 million.

Working capital increased $10.0 million in the first quarter of 2005, primarily from the acquisition of SMTEK. The acquisition accounted for most of the accounts receivable increase of $13.4 million, the inventory increase of $14.4 million, and the increase in accounts payable of $17.1 million. Cash and cash equivalents decreased $2.8 million during the first quarter.

Free Cash Flow

The following table summarizes free cash flow for the Company:

	Three Months Ended
($ in millions)	April 3, 2005	March 28, 2004

Net cash provided by (used in) operations	$10.9	$(6.7)
Net cash provided by (used in) investing activities - Capital expenditures/other	(2.5)	9.9

Subtotal	8.4	3.2
- Payment for purchase of SMTEK, net of cash acquired	(35.6)	—

Free cash flow	$(27.2)	$3.2

Free cash flow is a non-GAAP financial measure which CTS defines as net cash provided by operations plus net cash provided by (used in) investing activities. The most directly comparable GAAP financial measure is net cash provided by operation. Management believes that free cash flow provides useful information to investors regarding the Company’s ability to generate cash from business operations that is available for internal growth, service of debt principal, dividends, share repurchases and acquisitions and other investments. Management uses free cash flow as one measure to monitor and evaluate the performance of the Company.

During the first quarter of 2005, net cash provided by operations was $10.9 million. Within the investing activities, $35.6 million was used in the SMTEK acquisition, and capital expenditures were $3.0 million. Total free cash flow in the first quarter of 2005, including the SMTEK acquisition, was an outflow of $27.2 million.

During the first quarter of 2004, net cash used in operations was $6.7 million due to higher sales in March 2004 and working capital needed to support production transfer to Singapore. Net cash provided by investing activities was $9.9 million, within which the capital expenditures of $2.0 million were more than offset by the proceeds of $11.7 million related to the sale of Longtan, Taiwan facility.

Cash Flow

In the first quarter of 2005, cash provided by operating activities included net earnings of $3.4 million and depreciation and amortization of $6.8 million. All other net positive changes in assets and liabilities amounted to $0.7 million.

In the first quarter of 2004, cash used in operating activities included net earnings of $2.5 million, depreciation and amortization of $7.3 million, and net negative changes in assets and liabilities of $16.5 million. Higher assets occurred primarily in accounts receivables of $11.4 million and inventories of $6.8 million, due to higher sales in March 2004 than December 2003.

Cash flows used in the investing activities totaled $38.1 million in the first quarter of 2005. The cash used in SMTEK acquisition was $35.6 million, and capital expenditures were $3.0 million.

Cash flows provided by investing activities totaled $9.9 million through the first quarter of 2004, including $11.7 million of proceeds related to the sale of the Longtan, Taiwan facility. The proceeds were partially offset by $2.0 million of capital expenditures.

Cash flows provided by financing activities were $24.9 million, including net proceeds of $38.9 million from borrowings, repayment of debt of $13.0 million assumed in the SMTEK acquisition, and $1.1 million dividends to shareholders.

Cash flows provided by financing activities were $4.1 million in the first quarter of 2004, primarily due to net proceeds from increased debt of $5.3 million partially offset by dividend payments of $1.2 million.

Capital Resources

CTS has a revolving credit agreement containing a $75 million senior, secured revolving credit facility that had an outstanding balance of $48 million at April 3, 2005. Any outstanding balance would be senior to CTS’ convertible debentures. The revolving credit agreement is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the agreement fluctuate based upon LIBOR. The interest rate under the credit agreement is equal to LIBOR plus a margin which ranges from 1.75%-2.25%, depending on the performance under certain financial covenants. The interest rate as of April 3, 2005 was 4.9 percent per annum. CTS pays a commitment fee on the undrawn portion of the credit agreement. The commitment fee varies based on performance under certain financial covenants and was 0.40 percent per annum as of April 3, 2005. The credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio and a minimum tangible net worth. As of April 3, 2005, CTS was in compliance with these covenants. Failure of CTS to comply with these covenants could reduce the borrowing availability under the credit agreement. Additionally, the credit agreement limits the amounts allowed for dividends, capital expenditures and acquisitions. The credit agreement expires in July 2007.

CTS believes cash flows from operations and available borrowings under its revolving credit agreement will be adequate to fund its working capital, capital expenditures and debt service requirements.

On July 9, 2004, CTS’ Board of Directors authorized the repurchase of up to one million shares of CTS common stock during the following two years. Under this program, CTS purchased 183,000 shares in 2004 and did not purchase any in the first quarter of 2005.

On November 13, 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission.  As of April 3, 2005, CTS could issue up to approximately 48,000 additional shares of common stock under this registration statement.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.  During the first quarter of 2005, CTS did not issue any securities under this registration statement.  As of April 3, 2005, CTS could offer up to $435.1 million of additional debt and/or equity securities under this registration statement.

Effect of Recent Accounting Pronouncements

In late December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” FAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). FAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. FAS No. 123R will be effective for CTS during 2006. CTS currently follows the provisions of APB Opinion No. 25 to account for stock options. Accordingly, the provisions of FAS No. 123R will reduce earnings upon adoption. CTS is currently reviewing the provisions of FAS No. 123R to determine its impact on CTS’ financial statements.

In November 2004, the FASB finalized FAS No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4.” FAS No. 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS No. 151 is effective for CTS on January 1, 2006. CTS is currently reviewing the provisions of the new standard, but does not expect the standard will have a material impact on its financial statements.

*****

Forward-Looking Statements

Statements about the Company’s earnings outlook and its plans, estimates and beliefs concerning the future are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s expectations, certain assumptions and currently available information. Actual results may differ materially from those reflected in the forward-looking statements due to a variety of geopolitical, economic, health, industry and other factors which could affect the Company’s operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statement. Examples of factors which may affect future results include, but are not limited to: rapid technological change, general market conditions in the automotive, communications and computer industries; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Investors are encouraged to examine the Company’s 2004 Form 10-K, which more fully describes the risks and uncertainties associated with the Company’s business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in CTS’ market risk since December 31, 2004.

Item 4.    Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of April 3, 2005, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above, provided that the evaluation of CTS’ disclosure controls and procedures did not include an evaluation of the effectiveness of the internal control over financial reporting for the SMTEK business, as described further below.

The SMTEK business has facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. Each of these facilities reports financial results that are included in this report for the quarter ended April 3, 2005. CTS’ management has not made an assessment of the SMTEK business’ internal control over financial reporting since the date of the acquisition. Other than changes resulting from CTS’ acquisition of SMTEK, there were no changes in CTS’ internal control over financial reporting during the quarter ended April 3, 2005 that materially affected, or are reasonably likely to materially affect, CTS’ internal control over financial reporting.

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

Item 5.    Other Information

CTS Corporation filed a Form 8-K on February 2, 2005 disclosing events related to the acquisition of SMTEK International, Inc. on January 31, 2005 under Items 2.01 and 8.01. That Form 8-K should also have reported under Item 2.03 that CTS had financed the acquisition in part by drawing $43.6 million on its revolving credit facility under the terms of the Credit Agreement dated as of July 14, 2003 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent, previously filed as Exhibit 10(a) to CTS’ Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

Item 6.    Exhibits

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

Dated: April 27, 2005