Form 10-Q
period 2005-07-03
CTS CORP
filed 2005-07-29
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 1-4639
CTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0225010

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

905 West Boulevard North, Elkhart, IN	46514

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26 2005: 36,469,972.

CTS CORPORATION AND SUBSIDIARIES
 i

PART I — FINANCIAL INFORMATION
  Item 1. Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net sales	$158,346	$137,624	$313,676	$259,771
Costs and expenses:
Cost of goods sold	126,054	108,707	253,169	206,245
Selling, general and administrative expenses	17,697	16,622	35,614	31,499
Research and development expenses	4,567	4,673	9,354	9,557
Gain on sales of assets — Note K	(293)	(3,006)	(453)	(3,067)

Operating earnings	10,321	10,628	15,992	15,537
Other (expense) income:
Interest expense	(1,582)	(1,590)	(3,299)	(3,123)
Interest income	396	233	815	335
Other	(326)	(401)	(300)	(519)

Total other expense	(1,512)	(1,758)	(2,784)	(3,307)

Earnings before income taxes	8,809	8,870	13,208	12,230
Income tax expense — Note N	4,867	1,973	5,879	2,813

Net earnings	$3,942	$6,897	$7,329	$9,417

Net earnings per share — Note M
Basic	$0.11	$0.19	$0.20	$0.26

Diluted	$0.10	$0.18	$0.19	$0.26

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

Average common shares outstanding:
Basic	36,621	35,986	36,508	35,971
Diluted	41,226	38,363	41,101	37,303
See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands of dollars)

	July 3, 2005	December 31, 2004*
ASSETS
Current Assets
Cash and cash equivalents	$14,194	$61,005
Accounts receivable, less allowances (2005 — $2,012; 2004 — $1,450)	89,603	84,112
Inventories — Note E	58,549	42,734
Other current assets	12,358	7,728
Deferred income taxes	11,450	8,567

Total current assets	186,154	204,146
Property, plant and equipment, less accumulated depreciation (2005 — $261,524; 2004 — $272,480)	112,445	112,495
Other Assets
Prepaid pension asset — Note I	148,050	143,918
Goodwill — Notes C and F	24,269	513
Other intangible assets, net — Notes C and F	43,990	34,632
Deferred income taxes	23,557	23,221
Other	2,434	3,252

Total other assets	242,300	205,536

Total Assets	$540,899	$522,177

	July 3, 2005	December 31, 2004*
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable — Note G	$3,000	$3,311
Current portion of long-term debt — Note H	302	—
Accounts payable	70,044	55,614
Accrued liabilities	43,549	44,036

Total current liabilities	116,895	102,961
Long-term debt — Note H	85,602	94,150
Other long-term obligations	15,694	14,362
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,551,479 shares issued at July 3, 2005 and 52,666,798 shares issued at December 31, 2004	274,567	263,297
Additional contributed capital	23,718	22,761
Retained earnings	284,219	279,064
Accumulated other comprehensive earnings (loss)	(611)	1,348

	581,893	566,470

Cost of common stock held in treasury — Note O (2005 — 17,054,807 shares; 2004 — 16,757,907 shares)	(259,185)	(255,766)

Total shareholders’ equity	322,708	310,704

Total Liabilities and Shareholders’ Equity	$540,899	$522,177

*	The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands of dollars)

	Six Months Ended
	July 3, 2005	June 27, 2004
Cash flows from operating activities:
Net earnings	$7,329	$9,417
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,649	14,009
Deferred income taxes	3,048	—
Equity-based compensation	1,077	543
Gain on sale of assets	(453)	(3,067)
Changes in assets and liabilities, net of effects from purchase of SMTEK
Accounts receivable	10,011	(10,259)
Inventories	(1,564)	(12,546)
Other current assets	(3,336)	(1,181)
Prepaid pension asset	(4,132)	(4,925)
Accounts payable and accrued liabilities	(1,977)	12,554
Other	947	163

Total adjustments	17,270	(4,709)

Net cash provided by operations	24,599	4,708

Cash flows from investing activities:
Payment for purchase of SMTEK, net of cash acquired	(35,561)	—
Capital expenditures	(5,911)	(6,213)
Proceeds from sales of assets	800	19,036

Net cash provided by (used in) investing activities	(40,672)	12,823

	Six Months Ended
	July 3, 2005	June 27, 2004
Cash flows from financing activities:

Repayment of debt assumed in connection with purchase of SMTEK	(13,013)	—
Payments of long-term debt	(108,201)	(112,540)
Proceeds from borrowings of long-term debt	98,522	121,660
Debt issue costs	—	(2,175)
Decrease in short-term notes payable	(311)	—
Dividends paid	(2,159)	(2,229)
Purchase of treasury stock	(3,388)	—
Other	(69)	(48)

Net cash provided by (used in) financing activities	(28,619)	4,668

Effect of exchange rate on cash and cash equivalents	(2,119)	654

Net increase (decrease) in cash and cash equivalents	(46,811)	22,853

Cash and cash equivalents at beginning of year	61,005	25,346

Cash and cash equivalents at end of period	$14,194	$48,199

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,935	$2,905
Income taxes—net	$2,801	$3,800

Supplemental schedule of noncash investing and financing activities:
Refer to Note D, “Supplemental Schedule of Noncash Investing and Financing Activities”
See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net earnings	$3,942	$6,897	$7,329	$9,417
Other comprehensive earnings (loss):
Cumulative translation adjustment	(1,564)	310	(1,959)	657
Deferred gain on forward contracts	—	7	—	38

Comprehensive earnings	$2,378	$7,214	$5,370	$10,112

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — UNAUDITED
July 3, 2005
NOTE A—Basis of Presentation
The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

	Three Months Ended		Six Months Ended
($ in thousands, except per share amounts)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net earnings, as reported	$3,942	$6,897	$7,329	$9,417
Deduct: Stock-based employee compensation cost, net of tax, if fair value based method were used	(149)	(297)	(280)	(585)

Proforma net earnings	$3,793	$6,600	$7,049	$8,832

Net earnings per share—basic, as reported	$0.11	$0.19	$0.20	$0.26
Proforma net earnings per share— basic	0.10	0.18	0.19	0.25
Net earnings per share—diluted, as reported	0.10	0.18	0.19	0.26
Proforma net earnings per share- diluted	$0.10	$0.18	$0.18	$0.24

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
The net assets acquired were $48.1 million. The purchase price was comprised of $34.7 million of cash consideration, CTS common stock valued at $10.9 million, and $2.5 million of estimated transaction cost. In addition, CTS assumed $13.0 million of SMTEK debt which was immediately repaid. CTS issued approximately 812,000 shares of common stock in connection with the acquisition. Under generally accepted accounting principles, the value assigned to the common stock was determined based on the average market price of CTS’ common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

($ in thousands)	At January 31, 2005
Current assets	$35,256
Property, plant and equipment	6,108
Amortizable intangible assets	11,209
Goodwill	23,756
Other long-term assets	3,577

Total assets acquired	79,906

Current liabilities	16,690
Long-term liabilities	2,100
Debt assumed and repaid by CTS	13,013

Total liabilities acquired	31,803

Net assets acquired	$48,103

During the second quarter of 2005, the Company revised its estimate of the fair value of net deferred tax assets acquired after completing its analysis of SMTEK’s historical net operating losses and the related carryforward limitations by taxing jurisdictions. As a result of that analysis, the Company recorded a net deferred tax asset of $6.2 million. In addition, the Company recorded reserves of $0.7 million for the consolidation of the Marlborough, Massachusetts facility, acquired in the SMTEK acquisition, into CTS’ Londonderry, New Hampshire facility. CTS is in the process of obtaining a third-party valuation of certain intangibles and analyzing other aspects of the acquired operations. Accordingly, the allocation of the purchase price is subject to refinement.
Of the $11.2 million of amortizable intangible assets, $10.7 million was assigned to customer relationships (13 year useful life), $0.4 million to customer order backlog (90 days useful life), and $0.1 million to employment agreements (2 year useful life). The $23.8 million of goodwill was assigned to the EMS business segment. None of these amounts are deductible for tax purposes.

The following table presents CTS’ unaudited proforma consolidated results of operations for the three months ended June 27, 2004 and the six months ended July 3, 2005 and June 27, 2004 as if the acquisition had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

	Proforma	Proforma
	Three Months Ended	Six Months Ended
($ in thousands, except per share amounts)	June 27, 2004	July 3, 2005	June 27, 2004
Revenues	$167,527	$323,723	$312,230

Net income	$7,855	$7,507	$10,070

Earnings per share:
Basic	$0.21	$0.21	$0.27
Diluted	$0.20	$0.19	$0.27
NOTE D—Supplemental Schedule of Noncash Investing and Financing Activities
In 2005, the Company purchased all of the capital stock of SMTEK for $61.1 million. In conjunction with the acquisition, CTS issued common stock and assumed liabilities as follows (refer also to Note C, “Acquisition”):

($ in millions)
Cash paid	$37.2
Fair value of stock issued	10.9
Liabilities assumed	31.8

Fair value of assets acquired	$79.9

NOTE E—Inventories
Inventory consist of the following:

($ in thousands)	July 3, 2005	December 31, 2004
Finished goods	$10,514	$10,815
Work-in-process	15,023	8,058
Raw materials	33,012	23,861

Total inventories	$58,549	$42,734

NOTE F—Intangible Assets
CTS has the following intangible assets:

	July 3, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists/relationships	$47,144	$(7,446)	$36,405	$(6,490)
Patents	10,319	(6,138)	10,319	(5,602)
Employment agreements	140	(29)	—	—
Customer order backlog	330	(330)	—	—

	57,933	(13,943)	46,724	(12,092)
Goodwill	24,269	—	513	—

Total intangibles	$82,202	$(13,943)	$47,237	$(12,092)

Of the net intangible balance at July 3, 2005, $34.0 million relates to the Components and Sensors business segment and $34.3 million relates to the EMS business segment.
CTS recorded amortization expense of $1.9 million and $1.2 million for the six months ended July 3, 2005 and June 27, 2004, respectively. CTS estimates annual amortization expense of $3.4 million in 2005.
NOTE G—Notes Payable
CTS had line of credit arrangements of $22.3 million and $13.3 million at July 3, 2005 and December 31, 2004, respectively. These arrangements are generally subject to annual renewal and renegotiation, and may be withdrawn at the banks’ option. The majority of the line of credit arrangements existing at July 3, 2005 are unsecured. However, one line of credit for $0.5 million is secured by building and equipment in Thailand.

NOTE H—Long-Term Debt
Long-term debt was comprised of the following at July 3, 2005 and December 31, 2004:

($ in thousands)	July 3, 2005	December 31, 2004

Revolving credit agreement, average interest rate of 5.4% (2005) and 4.2% (2004), due in 2007	$4,815	$9,150
Convertible, senior subordinated debentures at a weighted-average rate of 2.1%, due in 2024	60,000	60,000
Convertible, subordinated debentures at a weighted-averaged rate of 6.5%, due in 2007	20,000	25,000
Term loan, interest rate 5.75%, due in 2011	947	—
Other debt, weighted-average rate 7.9%, due 2005—2006	142	—

	85,904	94,150
Less current maturities	302	—

Total long-term debt	$85,602	$94,150

CTS has a $75 million senior, secured revolving credit agreement that had an outstanding balance of $4.8 million at July 3, 2005. Any outstanding balances under the revolving credit agreement are senior to CTS’ convertible debentures. The revolving credit agreement is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the revolving credit agreement fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on performance under certain financial covenants and was 0.4 percent per annum at July 3, 2005. The revolving credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio, and a minimum tangible net worth. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. Additionally, the revolving credit agreement limits the amounts allowed for dividends, capital expenditures, and acquisitions. The revolving credit agreement expires in July 2007.
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
Holders may convert the $60 million Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per common share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of July 3, 2005, none of the conditions for conversion of the $60 million Debentures were satisfied.
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

The Company has $20 million of 6.5% convertible, subordinated debentures (6.5% Debentures) outstanding at July 3, 2005. These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share. At any time after April 2005, the purchasers may accelerate the maturity of the debentures. CTS also has the right at any time after April 2005 and under certain circumstances, to force conversion of the debentures into common stock. Interest on the debentures is payable semi-annually. In accordance with the provisions of the 6.5% Debentures, one debenture holder exercised its put option and accelerated the maturity of its debenture, totaling $5 million, in the second quarter of 2005.
In connection with the acquisition of SMTEK, CTS assumed a term loan, which has a balance of $0.9 million at July 3, 2005. The term loan is secured by machinery and equipment of the Thailand manufacturing facility and requires monthly payments through May 2011.
NOTE I—Retirement Plans
Net pension (income) / postretirement expense for the three and six month periods ended July 3, 2005 and June 27, 2004 includes the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
PENSION PLANS
Service cost	$1,312	$1,340	$2,630	$2,680
Interest cost	2,839	2,823	5,685	5,646
Expected return on plan assets (1)	(6,311)	(6,763)	(12,629)	(13,526)
Amortization of unrecognized:
Transition obligation	(76)	(118)	(152)	(236)
Prior service cost	205	225	411	450
Recognized (gain) loss	184	160	368	320
Curtailment loss	—	—	475	—

Net pension (income)	$(1,847)	$(2,333)	$(3,212)	$(4,666)

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
In 2005, CTS recognized a pension plan curtailment loss of approximately $0.5 million due to reduced employment levels.

	Three Months Ended		Six Months Ended
($ in thousands)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$7	$7	$14	$14
Interest cost	79	78	158	156

Net postretirement expense	$86	$85	$172	$170

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

	Components
($ in thousands)	and Sensors	EMS	Total
Second Quarter of 2005
Net sales to external customers	$66,475	$91,871	$158,346
Segment operating earnings	$7,471	$2,850	$10,321
Total assets	$382,445	$158,454	$540,899

Second Quarter of 2004
Net sales to external customers	$68,194	$69,430	$137,624
Segment operating earnings	$8,739	$1,889	$10,628
Total assets	$413,244	$98,836	$512,080

First Six Months of 2005
Net sales to external customers	$130,639	$183,037	$313,676
Segment operating earnings	$11,011	$4,981	$15,992
Total assets	$382,445	$158,454	$540,899

First Six Months of 2004
Net sales to external customers	$131,713	$128,058	$259,771
Segment operating earnings	$11,790	$3,747	$15,537
Total assets	$413,244	$98,836	$512,080
Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	($ in thousands)
Total segment operating earnings	$10,321	$10,628	$15,992	$15,537
Interest expense	(1,582)	(1,590)	(3,299)	(3,123)
Other income (expense)	70	(168)	515	(184)

Earnings before income taxes	$8,809	$8,870	$13,208	$12,230

NOTE K – Asset Sales
During the first six months of 2004, CTS sold approximately $16.5 million of assets held for sale, including its Longtan, Taiwan building. The proceeds on sales of these assets held for sale approximated the carrying value. CTS also sold excess land located near its Canadian facility for approximately $2.7 million during the first six months of 2004 and recorded a related gain of $2.7 million.
NOTE L—Contingencies
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
Certain claims are pending against CTS with respect to matters arising out of the ordinary conduct of its business. For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made or the ultimate anticipated costs resulting will not materially affect CTS’ consolidated financial position, results of operations or cash flows.

NOTE M—Earnings Per Share
FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and six month periods ending July 3, 2005 and June 27, 2004.

	Net	Shares
	Earnings	(in thousands)		Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)		Amount
Second Quarter 2005
Basic EPS	$3,942	36,621		$0.11
Convertible debt	244	4,000
Equity-based compensation plans		605

Diluted EPS	$4,186	41,226		$0.10

Second Quarter 2004
Basic EPS	$6,897	35,986		$0.19
Convertible debt	132	2,110	(2)
Equity-based compensation plans		239
Other		28	(1)

Diluted EPS	$7,029	38,363		$0.18	(2)

First Six Months of 2005
Basic EPS	$7,329	36,508		$0.20
Convertible debt	495	4,000
Equity-based compensation plans		593

Diluted EPS	$7,824	41,101		$0.19

First Six Months of 2004
Basic EPS	$9,417	35,971		$0.26
Convertible debt	132	1,055	(2)
Equity-based compensation plans		249
Other		28	(1)

Diluted EPS	$9,549	37,303		$0.26	(2)

(1)	Includes 28 shares of CTS common stock for the quarter and six-month period ending June 27, 2004, to be issued to the former DCA shareholders.

(2)	Diluted earnings per share for the three and six month periods ending June 27, 2004 have been restated to reflect the impact of adopting Emerging Issues Task Force (EITF) No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF No. 04-08 was issued and became effective in the fourth quarter of 2004. Earlier periods have been restated to show diluted earnings per share on a consistent basis.

The following table shows the potentially dilutive securities which have been excluded from the diluted earnings per share calculation for the three and six month periods ending July 3, 2005 and June 27, 2004 because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
(Number of shares in thousands)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Stock options where the exercise price exceeds the average market price of common shares during the period	689	771	701	723
Securities related to the 6.5% Debentures	1,080	1,247	1,163	1,247

NOTE N—Income Taxes
In October 2004, the American Jobs Creation Act of 2004 (Jobs Act) was signed into law. The Jobs Acts provides certain domestic companies a temporary incentive to repatriate, during 2005, previously undistributed earnings abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. To qualify, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and subsequently approved by the company’s board of directors. In the second quarter of 2005, CTS’s Board of Directors approved a domestic reinvestment plan (the Plan), authorizing the Company to receive cash dividends of up to $75 million during the current taxable year. The Company did receive dividends of $50 million from certain foreign subsidiaries during the quarter and, accordingly, the Company recorded a related tax expense increase of $4.5 million. The Company continues to review the possibility of repatriating additional foreign dividends under the Plan. CTS expects to determine the amounts and sources of foreign earnings to be repatriated, if any, no later than the fourth quarter of 2005. While the Company is not yet in a position to determine the impact of the additional qualifying repatriation on its 2005 income tax expense, the related potential income tax effect on possible repatriation amounts up to $25 million is approximately $1.6 million, of which, foreign withholding taxes are estimated as $0.4 million.
At July 3, 2005, no provision had been made for U.S. federal and state income taxes on approximately $138 million of foreign earnings, which are expected to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to a possible adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. As noted above, the Company is reviewing the possibility of repatriating up to $25 million during the remainder of 2005, the tax effect of which is described above. In the event all undistributed earnings were remitted, approximately $5.0 million of foreign withholding taxes would be imposed. The amount of unremitted earnings for which no taxes have been provided decreased substantially in the current quarter due to the change in tax law and actions taken described above, which caused the Company to change previous plans to permanently reinvest a portion of those unremitted earnings.
During the second quarter of 2005, the Company recorded a tax benefit of $1.7 million resulting from the reversal of reserves that were no longer required following the successful resolution of tax issues in certain jurisdictions.
During the second quarter of 2004, CTS changed the estimate of its 2004 effective tax rate from 25% to 23%. The lower effective tax rate reflects the increased profits being reported in lower-taxed jurisdictions and the notification that manufacturing incentives in one foreign jurisdiction qualified CTS for a lower statutory rate, expiring in 2011, subject to certain conditions.

NOTE O – Treasury Stock
In July 2004, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market during the next two years. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the second quarter of 2005, CTS repurchased 322,100 shares at a total cost of $3.7 million. CTS is authorized to repurchase an additional 494,900 shares under the July 2004 program.
NOTE P—New Accounting Pronouncements
In late December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” FAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). FAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. FAS No. 123R will be effective for CTS in January 1, 2006. CTS currently follows the provisions of APB Opinion No. 25 to account for stock options. Accordingly, the provisions of FAS No. 123R will reduce earnings upon adoption. CTS is currently reviewing the provisions of FAS No. 123R to determine its impact on CTS’ financial statements.
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
CTS is a global manufacturer of components and sensors used in the automotive, communications and computer markets. The Company also provides electronic manufacturing solutions, including design and supply chain management functions, primarily serving the communications, computer, industrial, security, medical and aerospace markets under contract arrangements with the original equipment manufacturers (OEMs). Sales and marketing are accomplished through CTS sales engineers, independent manufacturer’s representatives and distributors. Sales are reported through two business segments, Electronics Manufacturing Services (EMS) and Components and Sensors.
On January 31, 2005, CTS acquired all of the outstanding stock of SMTEK International Inc., (SMTEK), an EMS provider serving OEM’s in the medical, industrial, instrumentation, telecommunications, security, financial services, automation, aerospace, and defense industries. CTS expects this acquisition to accelerate its expansion into new markets, reduce customer concentrations, and increase its global footprint. Under the purchase method of accounting, the assets acquired and liabilities assumed from SMTEK were recorded as of the date of acquisition, at their respective fair values. CTS is in the process of obtaining third-party valuations of certain intangible assets. Accordingly, the allocation of the purchase price is subject to refinement. The results of SMTEK’s operations have been included in the consolidated financial statements since January 31, 2005. Please refer to Note C — “Acquisition” for more information related to this transaction. SMTEK is included in the EMS business segment.
In the second quarter of 2005, sales of EMS and Components and Sensors business segments represented 58.0% and 42.0% of CTS’ total sales respectively, compared to 50.4% and 49.6% respectively in the second quarter of 2004. The EMS sales percentage increased year-over-year due primarily to the acquisition of SMTEK.
As discussed in more detail throughout the Management’s Discussion and Analysis:
▪	Sales increased $20.7 million, or 15.1%, in the second quarter of 2005 over the second quarter of 2004.

▪	Gross margins, as a percentage of sales, were 20.4% and 21.0% in the second quarter of 2005 and 2004, respectively.

▪	As a percentage of sales, selling, general and administrative expenses decreased to 11.2%, from 12.1% in the second quarter of 2004.

▪	The second quarter of 2004 included a gain of $2.7 million, or $0.05 per share related to the sale of excess land in Canada.

▪	Income tax expense included a net impact of $2.8 million or $0.07 per share related to the $4.5 million of expense for the repatriation of foreign cash to the United States under the provision of the American Jobs Creation Act of 2004 and a $1.7 million benefit relating to the reversal of income tax reserves due to the successful resolution of tax issues in certain foreign jurisdictions.

▪	Net earnings were $3.9 million, or $0.10 per share, in the second quarter of 2005 compared to $6.9 million, or $0.18 per share, in the second quarter of 2004.

▪	Adjusted EPS for the second quarter of 2005 were $0.17 compared to adjusted EPS in 2004 of $0.13. (See reconciliation following discussion of Critical Accounting Policies).

▪	Cash flows provided by operations increased by $19.9 million in the first half of 2005 over the first half of 2004.

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
▪	Estimating inventory valuation, the allowance for the doubtful accounts and other accrued liabilities

▪	Valuation of long-lived and intangible assets and depreciation/amortization periods

▪	Income taxes

▪	Retirement plans
In the first six months of 2005, there have been no changes in the above critical accounting policies, except that the following policy has been enhanced to address the SMTEK acquisition.
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
CTS reviews the value assigned to its goodwill on an annual basis in accordance with FAS No. 142 “Goodwill and Other Intangible Assets.” In addition, CTS assesses the carrying value of long-lived and other intangible assets and the remaining useful lives whenever events or changes in circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors considered important which could trigger this review include significant decreases in operating results, significant changes in its use of the assets, competitive factors and the strategy of its business, and significant negative industry or economic trends. The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on the reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations, and the impact of the economic environment on our customer base.
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

The following table provides a reconciliation of Operating Earnings to Adjusted Operating Earnings

	Quarter Ending		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Operating earnings	$10.3	$10.6	$16.0	$15.5

Gain on sale of excess
Canadian land		(2.7)		(2.7)

Adjusted operating earnings	$10.3	$7.9	$16.0	$12.8

Adjusted operating earnings is a non-GAAP financial measure which CTS has calculated excluding the 2004 gain on the sale of excess land in Canada. Management believes adjusted operating excluding this item is useful information to investors in making comparisons between periods.
The following table provides a reconciliation of Earnings Per Share to Adjusted Earnings Per Share

	Quarter Ending		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Earnings per share — diluted	$0.10	$0.18 (1)	$0.19	$0.26 (1)
Tax affected charges (credits) to reported earnings per share:
Gain on sale of excess
Canadian land		(0.05)		(0.06)
Impact of tax repatriation & reversal of tax reserves	0.07		0.07

Total tax affected adjustments to reported earnings per share	0.07	(0.05)	0.07	(0.06)

Adjusted earnings per share	$0.17	$0.13	$0.26	$0.20

(1)	Diluted earnings per share for the three and six months ending June 27, 2004 have been restated to reflect the impact of adopting Emerging Issues Task Force (EITF) No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF No. 04-08 was issued and became effective in the fourth quarter of 2004. Earlier periods have been restated to show diluted earnings per share on a consistent basis.
Adjusted earnings per share is a non-GAAP financial measure which CTS has calculated by excluding the 2005 tax expense related to the cash repatriation and the reversal of tax reserves and the 2004 gain on the sale of excess land in Canada. Management believes adjusted earnings per share excluding these two items is useful information to investors in making comparisons between periods.

Results of Operations
Comparison of Second Quarter 2005 and Second Quarter 2004
Business Segment Discussion
Refer to Note J, “Business Segments,” for a description of the Company’s business segments.
The following table highlights the segment results for the three-month periods ending July 3, 2005 and June 27, 2004:

	Components			Consolidated
($ in thousands)	& Sensors		EMS	Total
Second Quarter 2005
Sales	$66,475		$91,871	$158,346
Segment operating earnings	7,471		2,850	10,321
% of sales	11.2%		3.1%	6.5%

Second Quarter 2004
Sales	$68,194		$69,430	$137,624
Segment operating earnings	8,739	(1)	1,889	10,628 (1)
% of sales	12.8	%(1)	2.7%	7.7%

(1)	Includes a $2.7 million or 4.1% of sales gain on sale of excess land in Canada.
Sales in the Components and Sensors business segment were down $1.7 million, or 2.5% from the second quarter of 2004. The decrease in sales was attributable primarily to lower sales into mobile handset applications, partially offset by growth in the automotive products. Segment operating earnings were $7.5 million, down $1.3 million from second quarter of 2004, which included a $2.7 million gain on the sale of excess land in Canada. Other operating earning improvements resulted from cost improvement initiatives and savings related to personnel reductions incurred in the first quarter of 2005.
The EMS segment experienced a sales increase of $22.4 million in the second quarter of 2005, or 32.3% from the second quarter of 2004. The EMS revenue increase includes sales of $29.3 million from the acquired SMTEK business partially offset by lower communication infrastructure sales in China.
The EMS segment operating earnings increased $1.0 million primarily due to higher volumes as a result of the SMTEK acquisition.

Total Company Discussion
The following table highlights changes in significant components of the condensed consolidated statements of earnings for the three-month periods ended July 3, 2005 and June 27, 2004:

	Three months ended		Increase
($ in thousands, except net earnings per share)	July 3, 2005	June 27, 2004	(Decrease)
Net sales	$158,346	$137,624	$20,722
Gross margin	32,292	28,917	3,375
% of net sales	20.4%	21.0%	(0.6)%

Selling, general and administrative expenses	17,697	16,622	1,075
% of net sales	11.2%	12.1%	(0.9)%

Research and development expenses	4,567	4,673	(106)
% of net sales	2.9%	3.4%	(0.5)%

Gain on sale of assets	(293)	(3,006)	2,713

Operating earnings	10,321	10,628	(307)
% of net sales	6.5%	7.7%	(1.2)%

Income tax expense	4,867	1,973	2,894

Net earnings	$3,942	$6,897	$(2,955)
% of net sales	2.5%	5.0%	(2.5)%

Net earnings per share — diluted	$0.10	$0.18 (1)	$(0.08)
Second quarter sales of $158.3 million, increased $20.7 million or 15.1% from the second quarter of 2004. The increase was attributable to $29.3 million of sales from the acquired SMTEK business and growth in automotive products, partially offset by lower EMS sales into the communication infrastructure market in China and Component and Sensors sales into mobile handset applications.
Gross margin increased $3.4 million in the second quarter of 2005 from the second quarter of 2004, primarily due to increased sales. As a percentage of sales, gross margin decreased to 20.4% in the second quarter of 2005, from 21.0% in the second quarter of 2004. This is primarily due to a higher percent of EMS segment sales, which inherently have a lower gross margin percentage than Components and Sensors segment sales. Improvements in the Components and Sensors segment margins and savings related to personnel reductions incurred in the first quarter of 2005 partially offset the impact of the segment mix change.
Selling, general and administrative expenses were $17.7 million, or 11.2% of sales, in the second quarter of 2005 versus $16.6 million, or 12.1% of sales in the second quarter of 2004. The increase was, to a large extent, due to the incremental expense impact resulting from the acquired SMTEK business.
Research and development expenses were $4.6 million, or 2.9% of sales versus $4.7 million, or 3.4% of sales in the second quarter of 2004. The percentage decrease was primarily due to the acquired SMTEK business as research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment.

Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.
Operating earnings in the second quarter of 2004 included a $2.7 million, or $0.05 per share, impact from the gain on the sale of excess land in Canada. Adjusted operating earnings improved to $10.3 million, or 6.5% of sales, in the second quarter at 2005 from $7.9 million or 5.8% in the second quarter of 2004 (see reconciliation of adjusted operating earnings). The adjusted operating earnings increase relates to the gross margin improvements, as noted above.
In the second quarter of 2005, income tax expense included a net impact of $2.8 million or $0.07 per share related to the $4.5 million of expense for the repatriation of foreign cash to the United States under the provision of the American Jobs Creation Act of 2004 and a $1.7 million benefit relating to the reversal of income tax reserves due to the successful resolution of tax issues in certain jurisdictions.
Net earnings of $3.9 million, or 2.5% of sales, decreased $3.0 million versus the second quarter of 2004. Net earnings per share of $0.10 were $0.08 lower than second quarter 2004. The adjusted earnings per share for the second quarter of 2005 was $0.17, or a $0.04 per share increase from adjusted earnings per share in 2004 (see reconciliation on page 21).

Comparison of First Half 2005 and First Half 2004
Business Segment Discussion
The following table highlights the business segment results for the six-month periods ending July 3, 2005 and June 27, 2004:

	Components		Consolidated
($ in thousands)	& Sensors	EMS	Total
First Six Months 2005
Sales	$130,639	$183,037	$313,676
Segment operating earnings	11,011	4,981	15,992
% of sales	8.4%	2.7%	5.1%

First Six Months 2004
Sales	$131,713	$128,058	$259,771
Segment operating earnings	11,790 (1)	3,747	15,537 (1)
% of sales	9.0%	2.9%	6.0%

(1)	Includes a $2.7 million on gain on sale of excess land in Canada.
During the first six months of 2005, sales of Components and Sensors and EMS products, as a percentage of total sales, were 41.6% and 58.4% respectively. The first six months of 2004 sales of Components and Sensors and EMS products, as a percentage of total sales, were 50.7% and 49.3% respectively.
The Components and Sensors business segment sales decreased $1.1 million or 0.8% from prior year. The decrease was primarily due to lower sales into mobile handset applications, partially offset by growth in the automotive products. Operating earnings decreased $0.8 million due to a $2.7 million gain on sale of excess land in Canada in the first half of 2004. The negative impact of lower sales volume was more than offset by ongoing cost improvement initiatives, lower depreciation and changes in the allocation of certain factory costs to the EMS segment due to the establishment of a new EMS operation in shared Singapore facilities.
The EMS segment experienced a sales increase of $55.0 million in the first six months of 2005, or 42.9% from the first six months of 2004. The EMS revenue increase includes sales from the acquired SMTEK business of $52.5 million and increased sales of networking equipment, partially offset by the lower sales in the communication infrastructure market in China.
EMS segment operating earnings increased $1.2 million primarily due to higher volumes, partially offset by the establishment of a new EMS operation in shared Singapore facilities, as noted above and increased depreciation and amortization expense.

Total Company Discussion
The following table highlights changes in significant components of the condensed consolidated statements of earnings for the six-month periods ended July 3, 2005 and June 27, 2004:

	Six months ended		Increase
($ in thousands, except net earnings per share)	July 3, 2005	June 27, 2004	(Decrease)
Net sales	$313,676	$259,771	$53,905
Gross margin	60,507	53,526	6,981
% of net sales	19.3%	20.6%	(1.3)%

Selling, general and administrative expenses	35,614	31,499	4,115
% of net sales	11.4%	12.1%	(0.7)%

Research and development expenses	9,354	9,557	(203)
% of net sales	3.0%	3.7%	(0.7)%

Gain on sale of assets	(453)	(3,067)	2,614

Operating earnings	15,992	15,537	455
% of net sales	5.1%	6.0%	(0.9)%

Income tax expense	5,879	2,813	3,066

Net earnings	$7,329	$9,417	$(2,088)
% of net sales	2.3%	3.6%	(1.3)%

Net earnings per share — diluted	$0.19	$0.26	$(0.07)
Net sales of $313.7 million, including $52.5 million from the acquired SMTEK business, increased $53.9 million for the first half of 2005, or 20.8% from the first half of 2004. Other increases in sales were primarily due to higher demand in networking equipment and growth in automotive products partially offset by reduced sales in communication infrastructure.
Gross margin increased $7.0 million, or 13.0%, for the first half of 2005, primarily due to increased sales, including sales from the acquired SMTEK business. As a percentage of sales, gross margin decreased to 19.3% in the first half of 2005 compared to 20.6% in the first half of 2004. This is primarily due to a higher percentage of EMS segment sales, which have a lower gross margin percentage than Components and Sensors segment sales.
Selling, general and administrative expenses increased $4.1 million, primarily due to the incremental expense impact resulting from the addition of the acquired SMTEK business. In addition, the first half of 2005 included $0.7 million intangible assets amortization expenses associated with SMTEK acquisition.
Research and development expenses were $9.4 million, or 3.0% of sales versus $9.6 million, or 3.7% of sales in the first half of 2004. The percentage decrease was primarily due to the acquired SMTEK business as research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.

Operating earnings in the first half of 2004 included a $2.7 million, or $0.06 per share, impact from the gain on the sale of excess land in Canada. Adjusted operating earnings improved to $16.0 million, or 5.1% of sales, in the first half of 2005 from $12.8 million or 4.9% in the second quarter of 2004 (see reconciliation of adjusted operating earnings). The adjusted operating earnings increase relates to the gross margin improvements, as noted above.
Income tax expense included a net impact of $2.8 million, or $0.07 per share, related to the $4.5 million of expense for the repatriation of foreign cash to the United States under the provision of the American Jobs Creation Act of 2004 and a $1.7 million benefit relating to the reversal of income tax reserves due to the successful resolution of tax issues in certain jurisdictions.
Net earnings of $7.3 million, or 2.3% of sales, decreased $2.1 million versus the first half of 2004. Net earnings per share of $0.19 were $0.07 lower than the first half of 2004, however excluding the impact of the 2005 income tax expense related to the cash repatriation and the reversal of tax reserves as noted above, adjusted earnings per share for the first half of 2005 was $0.26, a $0.06 per share increase from adjusted earnings per share in 2004 (see reconciliation of adjusted earnings per share).
Outlook – 2005 Sales Growth and Full Year Earnings:
Based on the first half 2005 results and revised estimates for the balance of the year, the company expects full-year 2005 sales growth to be in the range of 19% to 28% over 2004. Earnings per share, excluding the second quarter tax adjustment impact of $0.7 per share, are now expected to be in the range of $0.62 to $0.68.

Liquidity and Capital Resources
Overview
Significant events impacting liquidity for the first six months of 2005 were as follows:
•	During the first quarter, CTS completed the acquisition of SMTEK. The total purchase price of $61.1 million consisting of $37.2 million of cash consideration, CTS common stock valued at $10.9 million and $13.0 million of SMTEK debt assumed by CTS.

•	During the second quarter, CTS repatriated $50 million cash from its foreign locations.
Cash and cash equivalents decreased to $14.2 million at July 3, 2005 from $61.0 million at December 31, 2004. Total debt on July 3, 2005 was $88.9 million, down from $97.5 million at the end of 2004. Total debt as a percentage of total capitalization was 21.6% at the end of the second quarter of 2005, compared with 23.9% at the end of 2004.
Working capital decreased by $31.9 million in the first half of 2005 primarily due to the SMTEK acquisition. The cash and cash equivalents decrease of $46.8 million related primarily to the repayment of debt offset by improvements in cash flows provided by operations. Other significant impacts to working capital included an accounts payable increase of $13.9 million partially offset by the accounts receivable increase of $5.5 million and the inventory increase of $15.9 million which were primarily due to the second quarter of 2005 sales increase of 15.1% which, as stated above, is primarily due to the acquisition of SMTEK.
Free Cash Flow
The following table summarizes free cash flow for the Company:

	Six Months Ended
($ in millions)	July 3, 2005	June 27, 2004
Net cash provided by operations	$24.6	$4.7
Capital ependitures	(5.9)	(6.2)

Free cash flow	$18.7	$(1.5)

Free cash flow is a non-GAAP financial measure which CTS defines as the sum of net cash provided by operations and cash used for capital expenditures. The most directly comparable GAAP financial measure is net cash provided by operations. Management believes that free cash flow provides useful information to investors regarding the Company’s ability to generate cash from business operations that was used and/or is available for internal growth, service of debt principal, dividends, share repurchase and acquisitions and other investments. Management uses free cash flow as one measure to monitor and evaluate the performance of the Company.
During the first six months of 2005, net cash provided by operations was $24.6 million and capital expenditures were $5.9 million. Total free cash flow in the first six months of 2005 was $18.7 million.
During the first six months of 2004, net cash provided by operations was $4.7 million, despite funding the working capital required for business growth and capital expenditures were $6.2 million. Total free cash flow in the first six months of 2004 was an outflow of $1.5 million

Cash Flow
Cash flows provided by operations were $24.6 million in the first half of 2005 primarily driven from net earnings of $7.3 million, depreciation and amortization of $13.6 million and deferred income taxes of $3.0 million.
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
Cash flows used in investing activities were $40.7 million in the first half of 2005, including $35.6 million used in the SMTEK acquisition. Capital expenditures were $5.9 million.
Cash flows provided by investing activities totaled $12.8 million through the first half of 2004, including $16.4 million of net proceeds from the sale of the Longtan, Taiwan facility and $2.1 million from the sale of excess land in Canada, partially offset by $6.2 million of capital expenditures.
Cash flows used in financing activities for the first half of 2005 were $28.6 million, consisting primarily of $13.0 million from the repayment of debt related to the SMTEK purchase and a net $9.7 million reduction to the Credit Facility, a $3.4 million purchase of treasury stock and $2.2 million in dividend payments
Cash flows provided by financing activities for the first half of 2004 were $4.7 million, consisting primarily of $57.8 million proceeds from the $60.0 million Debentures due 2024, $42.0 million repayment of the 7.5% industrial revenue bonds, $8.9 million repayment of the Credit Facility, and $2.2 million in dividend payments.
Capital Resources
CTS has a credit agreement containing a $75 million senior, secured revolving credit agreement. The outstanding balance under the credit agreement at July 3, 2005, was $4.8 million. Any outstanding balances under the revolving credit agreement would be senior to CTS’ convertible debentures. The revolving credit agreement is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the revolving credit agreement fluctuate based on LIBOR. CTS pays a commitment fee on the undrawn portion of the credit agreement. The commitment fee varies based on performance under certain financial covenants and is currently 0.4 percent per annum. The revolving credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth covenants. As of July 3, 2005, CTS was in compliance with these covenants. Failure of CTS to comply with these covenants could reduce the borrowing availability under the credit agreement. Additionally, the credit agreement limits the amounts allowed for dividends, capital expenditures and acquisitions. The credit agreement expires in July 2007.
CTS believes cash flows from operations and available borrowings under its Credit Facility will be adequate to fund its working capital and capital expenditure requirements. CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.
In July, 2004, CTS’ Board of Directors authorized the repurchase of up to one million shares of its outstanding shares of common stock. Under this program, CTS purchased 322,100 in the first half of 2005, resulting in authority to repurchase an additional 494,900 shares before June 30, 2006.
On November 13, 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission. As of July 3, 2005, CTS could issue up to approximately 48,000 additional shares of common stock under this registration statement.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement. During the first half of 2005, CTS did not issue any securities under this registration statement. As of July 3, 2005, CTS could offer up to $435.1 million of additional debt and/or equity securities under this registration statement.
Effect of Recent Accounting Pronouncements
In late December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” FAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). FAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. FAS No. 123R will be effective for CTS in 2006. CTS currently follows the provisions of APB Opinion No. 25 to account for stock options. Accordingly, the provisions of FAS No. 123R will reduce earnings upon adoption. CTS is currently reviewing the provisions of FAS No. 123R to determine its impact on CTS’ financial statements.
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
Item 4. Controls and Procedures
CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of July 3, 2005, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above, provided that the evaluation of CTS’ disclosure controls and procedures did not include an evaluation of the effectiveness of the internal control over financial reporting for the SMTEK business, as described further below.
The SMTEK business has facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. Each of these facilities reports financial results that are included in this report for the quarter ended July 3, 2005. CTS’ management has not made an assessment of the SMTEK business’ internal control over financial reporting since the date of the acquisition. Other than changes resulting from CTS’ acquisition of SMTEK, there were no changes in CTS’ internal control over financial reporting during the quarter ended July 3, 2005 that materially affected, or are reasonably likely to materially affect, CTS’ internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note L, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table summarizes the repurchases of CTS common stock made by the Company during the three months ended July 3, 2005:

				(c)
			(c)	Maximum Number
			Total Number of Shares	of Shares
	(a)	(b)	Purchased as Part of	That May Yet Be
	Total Number of	Average Price	Plans or Programs	Purchased Under the
	Shares Purchased	Paid per Share	(1)	Plans or Programs
April 4, 2005 — May 1, 2005		—	—	817,000
May 2, 2005 — May 29, 2005	54,500	$11.33	54,500	762,500
May 30 — July 3, 2005	267,600	11.62	267,600	494,900

Total	322,100	$11.57	322,100

(1)	In July 2004, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expires June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of CTS Corporation was held on May 4, 2005. At the meeting, the following matter was submitted to a vote of the stockholders of CTS:
The election of nine directors to serve for one year beginning at the 2005 annual shareholders’ meeting and expiring at the 2006 annual shareholders’ meeting. A summary of votes by directors is shown below:

Director	For	Withheld
Walter S. Catlow	30,774,518	482,142
Lawrence J. Ciancia	30,733,390	523,270
Thomas G. Cody	30,785,602	471,058
Gerald H. Frieling	30,666,189	590,471
Roger R. Hemminghaus	30,823,221	433,439
Michael A. Henning	30,270,576	986,084
Robert A. Profusek	22,573,707	8,682,953
Donald K. Schwanz	30,700,687	555,973
Patricia K. Vincent	30,828,214	428,446
Item 6. Exhibits
a.	Exhibits

(10)	(a)	Third Amendment to Credit Agreement.

(10)	(b)	Named Executive Officer Compensation Summary.

(10)	(c)	2005 Named Executive Officer Restricted Stock Unit Agreements.

(31	)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31	)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: July 29, 2005