Form 10-Q
period 2005-10-02
CTS CORP
filed 2005-10-26
CIK 26058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2005: 36,036,651

CTS CORPORATION AND SUBSIDIARIES
 i

PART I — FINANCIAL INFORMATION
  Item 1. Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net sales	$149,210	$129,049	$462,886	$388,820
Costs and expenses:
Cost of goods sold	120,224	102,737	373,393	308,982
Selling, general and administrative expenses	16,159	16,017	51,773	47,516
Research and development expenses	3,976	4,693	13,330	14,250
Gain on sales of assets — Note K	(353)	(252)	(806)	(3,319)

Operating earnings	9,204	5,854	25,196	21,391
Other (expense) income:
Interest expense	(1,254)	(1,118)	(4,553)	(4,241)
Interest income	239	180	1,054	515
Other	33	176	(267)	(343)

Total other expense	(982)	(762)	(3,766)	(4,069)

Earnings before income taxes	8,222	5,092	21,430	17,322
Income tax expense — Note N	1,892	1,171	7,771	3,984

Net earnings	$6,330	$3,921	$13,659	$13,338

Net earnings per share — Note M
Basic	$0.17	$0.11	$0.37	$0.37

Diluted	$0.16	$0.10	$0.35	$0.36

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

Average common shares outstanding:
Basic	36,284	35,896	36,434	35,946
Diluted	41,013	40,401	41,072	38,335
See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands of dollars)

	October 2, 2005	December 31, 2004*
ASSETS
Current Assets
Cash and cash equivalents	$17,085	$61,005
Accounts receivable, less allowances (2005 - $1,949; 2004 - $1,450)	93,266	84,112
Inventories — Note E	58,352	42,734
Other current assets	11,609	7,728
Deferred income taxes	11,426	8,567

Total current assets	191,738	204,146
Property, plant and equipment, less accumulated depreciation (2005 — $266,116; 2004 - $272,480)	113,588	112,495
Other Assets
Prepaid pension asset — Note I	150,497	143,918
Goodwill — Notes C and F	24,269	513
Other intangible assets, net — Notes C and F	43,195	34,632
Deferred income taxes	23,426	23,221
Other	2,151	3,252

Total other assets	243,538	205,536

Total Assets	$548,864	$522,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable — Note G	$3,000	$3,311
Current portion of long-term debt — Note H	185	—
Accounts payable	66,637	55,614
Accrued liabilities	44,286	44,036

Total current liabilities	114,108	102,961
Long-term debt — Note H	94,723	94,150
Other long-term obligations	15,843	14,362
Shareholders’ Equity
Preferred stock – authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,562,108 shares issued at October 2, 2005 and 52,666,798 shares issued at December 31, 2004	274,650	263,297
Additional contributed capital	24,445	22,761
Retained earnings	289,453	279,064
Accumulated other comprehensive earnings (loss)	(1,022)	1,348

	587,526	566,470

Cost of common stock held in treasury – Note O (2005 - 17,404,957 shares; 2004 - 16,757,907 shares)	(263,336)	(255,766)

Total shareholders’ equity	324,190	310,704

Total Liabilities and Shareholders’ Equity	$548,864	$522,177

*	The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	October 2, 2005	September 26, 2004
Cash flows from operating activities:
Net earnings	$13,659	$13,338
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,826	19,650
Deferred income taxes	3,048	—
Equity-based compensation	1,783	948
Gain on sale of assets	(806)	(3,319)
Changes in assets and liabilities, net of effects from purchase of SMTEK
Accounts receivable	6,348	(6,560)
Inventories	(1,366)	(13,557)
Other current assets	(2,927)	(1,881)
Prepaid pension asset	(6,579)	(7,526)
Accounts payable and accrued liabilities	(4,681)	8,109
Other	1,452	461

Total adjustments	16,098	(3,675)

Net cash provided by operations	29,757	9,663

Cash flows from investing activities:
Payment for purchase of SMTEK, net of cash acquired	(35,561)	—
Capital expenditures	(12,549)	(10,121)
Proceeds from sales of assets – Note K	1,636	19,286

Net cash provided by (used in) investing activities	(46,474)	9,165

Cash flows from financing activities:

Repayment of debt assumed in connection with purchase of SMTEK	(13,013)	—
Payments of long-term debt	(135,819)	(137,070)
Proceeds from borrowings of long-term debt	135,144	148,190
Debt issue costs	—	(2,229)
Decrease in short-term notes payable	(311)	—
Dividends paid	(3,259)	(3,463)
Purchase of treasury stock	(7,525)	(2,005)
Other	(39)	15

Net cash provided by (used in) financing activities	(24,822)	3,438

Effect of exchange rate on cash and cash equivalents	(2,381)	313

Net increase (decrease) in cash and cash equivalents	(43,920)	22,579

Cash and cash equivalents at beginning of year	61,005	25,346

Cash and cash equivalents at end of period	$17,085	$47,925

Supplemental cash flow information
Cash paid during the period for:
Interest	$3,347	$3,087
Income taxes-net	$4,851	$5,588

Supplemental schedule of noncash investing and financing activities:
Refer to Note D, “Supplemental Schedule of Noncash Investing and Financing Activities”
     See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net earnings	$6,330	$3,921	$13,659	$13,338
Other comprehensive earnings (loss):
Cumulative translation adjustment	(411)	(342)	(2,370)	314
Deferred gain (loss) on forward contracts	—	(31)	—	7

Comprehensive earnings	$5,919	$3,548	$11,289	$13,659

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — UNAUDITED
October 2, 2005
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
NOTE B—Stock-Based Employee Compensation
CTS accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Had employee compensation cost for CTS’ fixed, stock-based compensation plans been determined based on the fair value method, as defined by Financial Accounting Standard (FAS) No. 123, “Accounting for Stock-Based Compensation,” CTS’ net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below:

($ in thousands, except per	Three Months Ended		Nine Months Ended
share amounts)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net earnings, as reported	$6,330	$3,921	$13,659	$13,338
Deduct: Stock-based employee compensation cost, net of tax, if fair value method were used	(192)	(334)	(472)	(919)

Proforma net earnings	$6,138	$3,587	$13,187	$12,419

Net earnings per share-basic, as reported	$0.17	$0.11	$0.37	$0.37
Proforma net earnings per share- basic	0.17	0.10	0.36	0.35
Net earnings per share-diluted, as reported	0.16	0.10	0.35	0.36
Proforma net earnings per share- diluted	$0.16	$0.09	$0.34	$0.33

NOTE C—Acquisition
Effective January 31, 2005, CTS acquired 100% of SMTEK International Inc., (SMTEK). The results of SMTEK’s operations have been included in the consolidated financial statements since that date. SMTEK is an EMS provider serving original equipment manufacturers in the medical, industrial, instrumentation, telecommunications, security, financial services, automation, aerospace, and defense industries. As a result of the acquisition, CTS expects to expand into new EMS markets, reduce customer concentrations, and increase its global footprint. SMTEK had four facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. Subsequent to the acquisition, CTS consolidated the Marlborough, Massachusetts facility into its Londonderry, New Hampshire facility.
In conjunction with the purchase, CTS acquired net assets valued at $48.1 million. The purchase price was comprised of $34.7 million of cash consideration, CTS common stock valued at $10.9 million, and $2.5 million of estimated transaction cost. In addition, CTS assumed $13.0 million of SMTEK debt which was immediately repaid. CTS issued approximately 812,000 shares of common stock in connection with the acquisition. Under generally accepted accounting principles, the value assigned to the common stock was determined based on the average market price of CTS’ common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.
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

CTS is in the process of obtaining a third-party valuation of certain intangible assets and analyzing other aspects of the acquired operations. Accordingly, the allocation of the purchase price is subject to refinement.
Of the $11.2 million of amortizable intangible assets, $10.7 million was assigned to customer relationships (13 year useful life), $0.4 million to customer order backlog (90 days useful life), and $0.1 million to employment agreements (2 year useful life). The $23.8 million of goodwill was assigned to the EMS business segment. None of these amounts are deductible for tax purposes.

The following table presents CTS’ unaudited proforma consolidated results of operations for the three months ended September 26, 2004 and the nine months ended October 2, 2005 and September 26, 2004 as if the acquisition had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

	Proforma	Proforma
	Three Months Ended	Nine Months Ended
($ in thousands, except per share amounts)	September 26, 2004	October 2, 2005	September 26, 2004
Revenues	$158,904	$472,933	$471,134

Net income	$4,847	$13,837	$14,917

Earnings per share:
Basic	$0.14	$0.38	$0.41
Diluted	$0.13	$0.35	$0.39
NOTE D—Supplemental Schedule of Noncash Investing and Financing Activities
In 2005, the Company purchased all of the capital stock of SMTEK. In conjunction with the acquisition, CTS issued common stock and assumed liabilities as follows (refer also to Note C, “Acquisition”):

($ in millions)
Cash paid	$37.2
Fair value of stock issued	10.9
Liabilities assumed	31.8

Fair value of assets acquired	$79.9

NOTE E—Inventories
Inventories consist of the following:

($ in thousands)	October 2, 2005	December 31, 2004
Finished goods	$8,537	$10,815
Work-in-process	14,651	8,058
Raw materials	35,164	23,861

Total inventories	$58,352	$42,734

NOTE F—Intangible Assets
CTS has the following intangible assets:

	October 2, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists/relationships	$47,144	$(7,957)	$36,405	$(6,490)
Patents	10,319	(6,405)	10,319	(5,602)
Employment agreements	140	(46)	—	—
Customer order backlog	330	(330)	—	—

	57,933	(14,738)	46,724	(12,092)
Goodwill	24,269	—	513	—

Total intangible assets	$82,202	$(14,738)	$47,237	$(12,092)

Of the net intangible assets at October 2, 2005, $33.4 million relates to the Components and Sensors business segment and $34.1 million relates to the EMS business segment. See also the discussion regarding the potential refinement of purchase price allocation in Note C, “Acquisition.” CTS recorded amortization expense of $2.6 million and $1.7 million for the nine months ended October 2, 2005 and September 26, 2004, respectively. CTS estimates annual amortization expense of $3.4 million in 2005.
NOTE G—Notes Payable
CTS had line of credit arrangements of $17.2 million and $13.3 million at October 2, 2005 and December 31, 2004, respectively. These arrangements are generally subject to annual renewal and renegotiation, and may be withdrawn at the banks’ option. The majority of the line of credit arrangements existing at October 2, 2005 are unsecured. However, one line of credit for $0.5 million is secured by building and equipment in Thailand.
NOTE H—Long-Term Debt
Long-term debt was comprised of the following at October 2, 2005 and December 31, 2004:

($ in thousands)	October 2, 2005	December 31, 2004
Revolving credit agreement, average interest rate of 5.7% (2005) and 4.2% (2004), due in 2007	$13,970	$9,150
Convertible, senior subordinated debentures at a weighted-average rate of 2.1%, due in 2024	60,000	60,000
Convertible, subordinated debentures at a weighted-averaged rate of 6.5%, due in 2007	20,000	25,000
Term loan, interest rate 5.75%, due in 2011	915	—
Other debt, weighted-average rate 7.2%, due 2005-2006	23	—

	94,908	94,150
Less current maturities	185	—

Total long-term debt	$94,723	$94,150

CTS has a $75 million senior, secured revolving credit agreement that had an outstanding balance of $14.0 million at October 2, 2005. Any outstanding balances under the revolving credit agreement are senior to CTS’ convertible debentures. The revolving credit agreement is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the revolving credit agreement fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on performance under certain financial covenants and was 0.375 percent per annum at October 2, 2005. The revolving credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage, a maximum leverage ratio, and a minimum tangible net worth. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. Additionally, the revolving credit agreement limits the amounts allowed for dividends, capital expenditures, and acquisitions. The revolving credit agreement expires in July 2007.

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
Holders may convert the $60 million Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per common share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of October 2, 2005, none of the conditions for conversion of the $60 million Debentures were satisfied.
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
The Company has $20 million of 6.5% convertible, subordinated debentures (6.5% Debentures) outstanding at October 2, 2005. These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share. At any time after April 2005, the purchasers may accelerate the maturity of the debentures. CTS also has the right at any time after April 2005 and under certain circumstances, to force conversion of the debentures into common stock. Interest on the debentures is payable semi-annually. In accordance with the provisions of the 6.5% Debentures, one debenture holder exercised its put option and accelerated the maturity of its debenture, totaling $5 million, in the first nine months of 2005.
In connection with the acquisition of SMTEK, CTS assumed a term loan, which has a balance of $0.9 million at October 2, 2005. The term loan is secured by machinery and equipment of the Thailand manufacturing facility and requires monthly payments through May 2011.
NOTE I—Retirement Plans
Net pension (income) / postretirement expense for the three and six month periods ended October 2, 2005 and September 26, 2004 includes the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
PENSION PLANS
Service cost	$1,310	$1,286	$3,940	$3,966
Interest cost	2,839	2,801	8,524	8,447
Expected return on plan assets (1)	(6,311)	(6,761)	(18,940)	(20,287)
Amortization of unrecognized:
Transition obligation	(76)	(119)	(228)	(355)
Prior service cost	189	226	600	676
Recognized loss	201	173	569	493
Curtailment loss	—	—	475	—

Net pension (income)	$(1,848)	$(2,394)	$(5,060)	$(7,060)

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
In 2005, CTS recognized a pension plan curtailment loss of approximately $0.5 million due to reduced employment levels.

	Three Months Ended		Nine Months Ended
($ in thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$7	$9	$21	$23
Interest cost	79	76	237	232

Net postretirement expense	$86	$85	$258	$255

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
Summarized financial information concerning CTS’ reportable segments is shown in the following table:

	Components
($ in thousands)	and Sensors	EMS	Total
Third Quarter of 2005
Net sales to external customers	$60,099	$89,111	$149,210
Segment operating earnings	7,075	2,129	9,204
Total assets	388,812	160,052	548,864

Third Quarter of 2004
Net sales to external customers	$63,229	$65,820	$129,049
Segment operating earnings	4,579	1,275	5,854
Total assets	416,677	93,766	510,443

First Nine Months of 2005
Net sales to external customers	$190,738	$272,148	$462,886
Segment operating earnings	18,086	7,110	25,196
Total assets	388,812	160,052	548,864

First Nine Months of 2004
Net sales to external customers	$194,942	$193,878	$388,820
Segment operating earnings	16,369	5,022	21,391
Total assets	416,677	93,766	510,443

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	($ in thousands)
Total segment operating earnings	$9,204	$5,854	$25,196	$21,391
Interest expense	(1,254)	(1,118)	(4,553)	(4,241)
Other income	272	356	787	172

Earnings before income taxes	$8,222	$5,092	$21,430	$17,322

NOTE K – Asset Sales
During the first nine months of 2004, CTS sold approximately $16.5 million of assets held for sale, including its Longtan, Taiwan building. The proceeds on sales of these assets held for sale approximated the carrying value. CTS also sold excess land located near its Canadian facility for approximately $2.7 million during the first nine months of 2004 and recorded a related gain of $2.7 million.
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

NOTE M—Earnings Per Share
FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and nine month periods ending October 2, 2005 and September 26, 2004.

	Net Earnings	Shares (in thousands)
($ in thousands, except per share amounts)	(Numerator)	(Denominator)		Per Share Amount
Third Quarter 2005
Basic EPS	$6,330	36,284		$0.17
Effect of dilutive securities:
Convertible debt	245	4,000
Equity-based compensation plans		729

Diluted EPS	$6,575	41,013		$0.16

Third Quarter 2004
Basic EPS	$3,921	35,896		$0.11
Effect of dilutive securities:
Equity-based compensation plans		477
Convertible debt	248	4,000
Other		28	(1)

Diluted EPS	$4,169	40,401		$0.10	(2)

First Nine Months of 2005
Basic EPS	$13,659	36,434		$0.37
Effect of dilutive securities:
Convertible debt	740	4,000
Equity-based compensation plans		638

Diluted EPS	$14,399	41,072		$0.35

First Nine Months of 2004
Basic EPS	$13,338	35,946		$0.37
Effect of dilutive securities:
Equity-based compensation plans		325
Convertible debt	380	2,036
Other		28	(1)

Diluted EPS	$13,718	38,335		$0.36	(2)

(1)	Includes 28 shares of CTS common stock for the quarter and nine-month period ending September 26, 2004, to be issued to the former DCA shareholders.

(2)	Diluted earnings per share for the three and nine-month periods ending September 26, 2004 have been restated to reflect the impact of adopting Emerging Issues Task Force (EITF) No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF No. 04-08 was issued and became effective in the fourth quarter of 2004.

The following table shows the potentially dilutive securities which have been excluded from the diluted earnings per share calculation for the three and nine month periods ending October 2, 2005 and September 26, 2004 because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
(Number of shares in thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Stock options where the exercise price exceeds the average market price of common shares during the period	624	761	675	736
Securities related to the 6.5% convertible debentures	997	1,247	1,108	1,247

NOTE N—Income Taxes
In October 2004, the American Jobs Creation Act of 2004 (Jobs Act) was signed into law. The Jobs Acts provides certain domestic companies a temporary incentive to repatriate, during 2005, previously undistributed earnings abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. To qualify, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and subsequently approved by the company’s board of directors. In the second quarter of 2005, CTS’s Board of Directors approved a domestic reinvestment plan (the Plan), authorizing the company to receive cash dividends of up to $75 million during the current taxable year. The Company did receive dividends of $50 million from certain foreign subsidiaries during the second quarter and, accordingly, the Company recorded a related tax expense increase of $4.5 million. The Company continues to review the possibility of repatriating additional foreign dividends under the Plan. CTS expects to determine the amounts and sources of additional foreign earnings to be repatriated, if any, no later than the fourth quarter of 2005. While the Company is not yet in a position to determine the impact of the additional qualifying repatriation on its 2005 income tax expense, the related potential income tax effect on possible repatriation amounts up to $25 million is approximately $1.6 million, of which, foreign withholding taxes are estimated as $0.4 million.
At October 2, 2005, no provision had been made for U.S. federal and state income taxes on approximately $140 million of foreign earnings, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to a possible adjustment of foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. As noted above, the Company is reviewing the possibility of repatriating up to $25 million during the remainder of 2005, the tax effect of which is described above. In the event all undistributed earnings were remitted, approximately $5 million of foreign withholding taxes would be imposed. The amount of unremitted earnings for which no taxes have been provided decreased substantially in the second quarter due to the change in tax law and actions taken described above.
During the first nine months of 2005, the Company recorded a tax benefit of $1.7 million resulting from the reversal of reserves that were no longer required following the successful resolution of tax issues in certain jurisdictions.
During the second quarter of 2004, CTS changed the estimate of its 2004 effective tax rate from 25% to 23%. The lower effective tax rate reflected the increased profits being reported in lower-tax foreign jurisdictions and the notification that manufacturing incentives in one foreign jurisdiction qualified CTS for a lower statutory rate, expiring in 2011, subject to certain conditions.
NOTE O – Treasury Stock
In July 2004, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market during the next two years. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first nine months of 2005, CTS repurchased 643,700 shares at a total cost of $7.5 million. CTS is authorized to repurchase an additional 173,300 shares under the July 2004 program.

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
On January 31, 2005, CTS acquired all of the outstanding stock of SMTEK International Inc., (SMTEK), an EMS provider serving OEM’s in the medical, industrial, instrumentation, telecommunications, security, financial services, automation, aerospace, and defense industries. CTS expects this acquisition to accelerate its expansion into new markets, reduce customer concentrations, and increase its global footprint. Under the purchase method of accounting, the assets acquired and liabilities assumed from SMTEK were recorded as of the date of acquisition, at their respective fair values. CTS is in the process of obtaining third-party valuations of certain intangible assets and analyzing other aspects of the acquired operations. Accordingly, the allocation of the purchase price is subject to refinement. The results of SMTEK’s operations have been included in the consolidated financial statements since January 31, 2005. Please refer to Note C — “Acquisition” for more information related to this transaction. SMTEK is included in the EMS business segment.
In the third quarter of 2005, sales of EMS and Components and Sensors business segments represented 59.7% and 40.3% of CTS’ total sales respectively, compared to 51.0% and 49.0% respectively in the third quarter of 2004. The EMS sales percentage increased year-over-year due primarily to the acquisition of SMTEK.
As discussed in more detail throughout the Management’s Discussion and Analysis:
•	Sales increased $20.2 million, or 15.6%, in the third quarter of 2005 over the third quarter of 2004.

•	Gross margins, as a percentage of sales, were 19.4% and 20.4% in the third quarter of 2005 and 2004, respectively. Gross margins were favorable within each segment, however, the lower margin EMS sales were 59.7% of total sales in the third quarter of 2005 compared to 51.0% of total sales for the same period of 2004.

•	As a percentage of sales, selling, general and administrative expenses decreased to 10.8%, from 12.4% in the third quarter of 2004.

•	Net earnings were $6.3 million, or $0.16 per share, in the third quarter of 2005 compared to $3.9 million, or $0.10 per share, in the third quarter of 2004.

•	Cash flows provided by operations increased by $20.1 million through the first nine months of 2005 over the first nine months of 2004.

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
•	Estimating inventory valuation, the allowance for the doubtful accounts and other accrued liabilities

•	Valuation of long-lived and intangible assets and depreciation/amortization periods

•	Income taxes

•	Retirement plans
In the first nine months of 2005, there have been no changes in the above critical accounting policies, except that the following policy has been enhanced to address the SMTEK acquisition.
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
When the Company determines that the carrying value of long-lived and intangible assets may not be recoverable based on an assessment of future non-discounted cash flows from the use of those assets, an impairment charge to record the assets at fair value may be recorded. Impairment is measured based on fair values utilizing estimated discounted cash flows, published third-party sources, third-party offers, and information furnished by third-party brokers/dealers.

The following table provides a reconciliation of Operating Earnings to Adjusted Operating Earnings

	Nine Months Ended
	October 2, 2005	September 26, 2004
Operating earnings	$25.2	$21.4

Gain on sale of excess Canadian land		(2.7)

Adjusted operating earnings	$25.2	$18.7

Adjusted operating earnings is a non-GAAP financial measure which CTS has calculated by excluding the 2004 gain on the sale of excess land in Canada. Management believes adjusted operating earnings is useful information to investors in making comparisons between periods.
The following table provides a reconciliation of Earnings Per Share to Adjusted Earnings Per Share

	Nine Months Ended
	October 2, 2005	September 26, 2004
Earnings per share – diluted	$0.35	$0.36 (1)
Tax affected charges (credits) to reported earnings per share:
Gain on sale of excess Canadian land		(0.05)
Impact of tax repatriation & reversal of tax
reserves	0.07

Total tax affected adjustments to reported earnings per share	0.07	(0.05)

Adjusted earnings per share	$0.42	$0.31

(1)	Diluted earnings per share for the three and nine months ending September 26, 2004 have been restated to reflect the impact of adopting Emerging Issues Task Force (EITF) No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF No. 04-08 was issued and became effective in the fourth quarter of 2004.
Adjusted earnings per share is a non-GAAP financial measure which CTS has calculated by excluding the 2005 tax expense related to the cash repatriation, the reversal of tax reserves, and the 2004 gain on the sale of excess land in Canada. Management believes adjusted earnings per share is useful information to investors in making comparisons between periods.

Results of Operations
Comparison of Third Quarter 2005 and Third Quarter 2004
Business Segment Discussion
Refer to Note J, “Business Segments,” for a description of the Company’s business segments.
The following table highlights the segment results for the three-month periods ending October 2, 2005 and September 26, 2004:

	Components &		Consolidated
($ in thousands)	Sensors	EMS	Total
Third Quarter 2005
Sales	$60,099	$89,111	$149,210
Segment operating earnings	7,075	2,129	9,204
% of sales	11.8%	2.4%	6.2%

Third Quarter 2004
Sales	$63,229	$65,820	$129,049
Segment operating earnings	4,579	1,275	5,854
% of sales	7.2%	1.9%	4.5%
Sales in the Components and Sensors business segment were down $3.1 million, or approximately 5.0% from the third quarter of 2004. The decrease in sales was attributable primarily to lower sales into mobile handset applications as CTS continues to de-emphasize these products, partially offset by growth in the automotive products of 16.7% from the third quarter of 2004. Segment operating earnings were $7.1 million, up $2.5 million from third quarter of 2004. Operating earning improvements resulted from cost improvement initiatives and savings related to overhead reductions incurred in the first half of 2005.
The EMS segment experienced a sales increase of $23.3 million in the third quarter of 2005, or 35.4% from the third quarter of 2004. The EMS revenue increase includes sales of $24.7 million from the acquired SMTEK business partially offset by lower communication infrastructure sales in China and lower sales into the computer market.
The EMS segment operating earnings increased $0.9 million primarily due to higher volumes as a result of the SMTEK acquisition offset by additional start-up costs and operational issues experienced with certain new customers.

Total Company Discussion
The following table highlights changes in significant components of the condensed consolidated statements of earnings for the three-month periods ended October 2, 2005 and September 26, 2004:

	Three months ended
($ in thousands, except net earnings per share)	October 2, 2005	September 26, 2004	Increase (Decrease)
Net sales	$149,210	$129,049	$20,161
Gross margin	28,986	26,312	2,674
% of net sales	19.4%	20.4%	(1.0)%

Selling, general and administrative expenses	16,159	16,017	142
% of net sales	10.8%	12.4%	(1.6)%

Research and development expenses	3,976	4,693	(717)
% of net sales	2.7%	3.6%	(0.9)%

Operating earnings	9,204	5,854	3,350
% of net sales	6.2%	4.5%	1.7%

Income tax expense	1,892	1,171	721

Net earnings	$6,330	$3,921	$2,409
% of net sales	4.2%	3.0%	1.2%

Net earnings per share — diluted	$0.16	$0.10 (1)	$0.06

(1)	Diluted earnings per share for the three months ending September 26, 2004 have been restated to reflect the impact of adopting Emerging Issues Task Force (EITF) No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF No. 04-08 was issued and became effective in the fourth quarter of 2004.
Third quarter sales of $149.2 million, increased $20.2 million or 15.6% from the third quarter of 2004. The increase was attributable to $24.7 million of sales from the acquired SMTEK business and growth in automotive products, partially offset by Component and Sensors sales into mobile handset applications and lower EMS sales into the communication infrastructure market.
Gross margin increased $2.7 million in the third quarter of 2005 from the third quarter of 2004, primarily due to increased sales. As a percentage of sales, gross margin decreased to 19.4% in the third quarter of 2005, from 20.4% in the third quarter of 2004. This was primarily due to a higher percent of EMS segment sales, which inherently have a lower gross margin percentage than Components and Sensors segment sales.
Selling, general and administrative expenses were $16.2 million, or 10.8% of sales, in the third quarter of 2005 versus $16.0 million, or 12.4% of sales in the third quarter of 2004. The percentage decrease was due to leveraging of expenses as sales increased and a continued focus on expense control.
Research and development expenses were $4.0 million, or 2.7% of sales versus $4.7 million, or 3.6% of sales in the third quarter of 2004. The percentage decrease was primarily due to the acquired SMTEK business and tighter expense controls. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.
Operating earnings were $9.2 million in the third quarter of 2005 compared to $5.9 million for the third quarter of 2004, an increase of $3.4 million or 57.2%. Operating earnings were impacted by the increase in gross margin and decrease in total operating expenses as described above.
Net earnings of $6.3 million, or 4.2% of sales, increased $2.4 million versus the third quarter of 2004. Net earnings per share of $0.16 were $0.06 higher than third quarter 2004.

Comparison of First Nine Months of 2005 and First Nine Months of 2004
Business Segment Discussion
The following table highlights the business segment results for the nine-month periods ending October 2, 2005 and September 26, 2004:

	Components &		Consolidated
($ in thousands)	Sensors	EMS	Total
First Nine Months 2005
Sales	$190,738	$272,148	$462,886
Segment operating earnings	18,086	7,110	25,196
% of sales	9.5%	2.6%	5.4%

First Nine Months 2004
Sales	$194,942	$193,878	$388,820
Segment operating earnings	16,369 (1)	5,022	21,391 (1)
% of sales	8.4%	2.6%	5.5%

(1)	Includes a $2.7 million on gain on sale of excess land in Canada.
During the first nine months of 2005, sales of Components and Sensors and EMS products, as a percentage of total sales, were 41.2% and 58.8% respectively. The first nine months of 2004 sales of Components and Sensors and EMS products, as a percentage of total sales, were 50.1% and 49.9% respectively.
The Components and Sensors business segment sales decreased $4.2 million or 2.2% from prior year. The decrease was primarily due to lower sales into mobile handset applications, partially offset by growth in the automotive products of 12.9% from the nine months ended 2004. Operating earnings increased $1.7 million. Ongoing cost improvement initiatives and lower depreciation more than offset the negative impact of lower sales volume and a reduction in pension income.
The EMS segment experienced a sales increase of $78.3 million, or 40.4% in the first nine months of 2005 compared to the first nine months of 2004. The EMS revenue increase includes sales from the acquired SMTEK business of $77.2 million and increased sales of networking equipment, partially offset by the lower sales in the communication infrastructure market in China.
EMS segment operating earnings increased $2.1 million primarily due to higher volumes, partially offset by costs associated with operational inefficiencies, expenses related to certain new product launch activities and higher depreciation and amortization expense.

Total Company Discussion
The following table highlights changes in significant components of the condensed consolidated statements of earnings for the nine-month periods ended October 2, 2005 and September 26, 2004:

	Nine months ended
($ in thousands, except net earnings per share)	October 2, 2005	September 26, 2004	Increase (Decrease)
Net sales	$462,886	$388,820	$74,066
Gross margin	89,493	79,838	9,655
% of net sales	19.3%	20.5%	(1.2)%

Selling, general and administrative expenses	51,773	47,516	4,257
% of net sales	11.2%	12.2%	(1.0)%

Research and development expenses	13,330	14,250	(920)
% of net sales	2.9%	3.7%	(0.8)%

Gain on sale of assets	(806)	(3,319)	2,513

Operating earnings	25,196	21,391	3,805
% of net sales	5.4%	5.5%	(0.1)%

Income tax expense	7,771	3,984	3,787

Net earnings	$13,659	$13,338	$321
% of net sales	3.0%	3.4%	(0.4)%

Net earnings per share — diluted	$0.35	$0.36 (1)	$(0.01)

(1)	Diluted earnings per share for nine months ending September 26, 2004 have been restated to reflect the impact of adopting Emerging Issues Task Force (EITF) No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF No. 04-08 was issued and became effective in the fourth quarter of 2004. Earlier periods have been restated to show diluted earnings per share on a consistent basis.
Net sales of $462.9 million, including $77.2 million from the acquired SMTEK business, increased $74.1 million for the first nine months of 2005, or 19.0% from the first nine months of 2004. Other increases in sales were primarily due to growth in automotive products and higher demand in networking equipment partially offset by reduced sales in mobile handset applications.
Gross margin increased $9.7 million, or 12.1%, for the first nine months of 2005, primarily due to increased sales, including sales from the acquired SMTEK business. As a percentage of sales, gross margin decreased to 19.3% in the first nine months of 2005 compared to 20.5% in the first nine months of 2004. The decrease is primarily due to a higher percentage of EMS segment sales, which have a lower gross margin percentage than Components and Sensors segment sales.
Selling, general and administrative expenses increased $4.3 million, primarily due to the incremental expense impact resulting from the addition of the acquired SMTEK business. In addition, the first nine months of 2005 included $0.9 million intangible assets amortization expenses associated with the SMTEK acquisition. As a percent of sales, selling, general and administrative expenses was 11.2% in the first nine months of 2005 compared to 12.2% in the first nine months of 2004. The percentage decrease was due to leveraging of expenses as sales increased and a continued focus on expense control.
Research and development expenses were $13.3 million, or 2.9% of sales versus $14.3 million, or 3.7% of sales in the first nine months of 2004. The percentage decrease was primarily due to the acquired SMTEK business, as research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.

Operating earnings in the first nine months of 2004 included a $2.7 million impact from the gain on the sale of excess land in Canada. Adjusted operating earnings improved to $25.2 million, or 5.4% of sales, in the first nine months of 2005 from $18.7 million or 4.8% in the third quarter of 2004 (see reconciliation of adjusted operating earnings). The adjusted operating earnings increase relates to the gross margin improvements, as noted above.
The income tax expense for the first nine months of 2005 included a net impact of $2.8 million consisting of the $4.5 million of expense for the repatriation of foreign cash to the United States under the provision of the American Jobs Creation Act of 2004 and $1.7 million of benefit relating to the reversal of income tax reserves due to the successful resolution of tax issues in certain jurisdictions.
Net earnings of $13.7 million, or 3.0% of sales, increased $0.3 million versus the first nine months of 2004. Net earnings per share of $0.35 were $0.01 lower than the first nine months of 2004. However, excluding the impact of the 2005 income tax expense related to the cash repatriation and the reversal of tax reserves as noted above, adjusted earnings per share for the first nine months of 2005 was $0.42, a $0.11 per share increase from adjusted earnings per share in 2004 (see reconciliation of adjusted earnings per share).
Outlook – 2005 Sales Growth and Full Year Earnings:
Based on the year-to-date third quarter 2005 results and revised estimates for the balance of the year, the Company expects full-year 2005 sales to be in the range of $620 million to $640 million. Adjusted earnings per share, which excludes the $2.8 million, or $0.07 per share, tax items discussed above, are now expected to be in the range of $0.61 to $0.65.

Liquidity and Capital Resources
Overview
Significant events impacting liquidity for the first nine months of 2005 were as follows:
•	During the first quarter, CTS completed the acquisition of SMTEK. The total purchase price of $61.1 million consisting of $37.2 million of cash consideration, CTS common stock valued at $10.9 million and $13.0 million of SMTEK debt assumed by CTS.

•	During the second quarter, CTS repatriated $50 million cash from its foreign locations.

•	During the first nine months of 2005, CTS repurchased 643,700 shares at a total cost of $7.5 million.
Cash and cash equivalents decreased to $17.1 million at October 2, 2005 from $61.0 million at December 31, 2004. Total debt on October 2, 2005 was $97.9 million, substantially unchanged from $97.5 million at the end of 2004. Total debt as a percentage of total capitalization was 23.2% at the end of the third quarter of 2005, compared with 23.9% at the end of 2004.
Working capital decreased $23.6 million in the first nine months of 2005. Within working capital, the cash and cash equivalents decrease of $43.9 million was impacted by the following:
•	Payment for purchase of SMTEK of $35.6 million

•	Repayment of debt assumed in connection with the purchase of SMTEK of $13.0 million

•	Capital spending of $12.6 million

•	Purchase of treasury stock of $7.5 million

•	Dividends paid of $3.3 million

•	Offset by cash provided by operations of $29.8 million.
Other significant impacts to working capital included an accounts payable increase of $11.0 million partially offset by the accounts receivable increase of $9.2 million and the inventory increase of $15.6 million which were primarily due to the third quarter of 2005 sales increase of 15.6% which, as stated above, is driven by the acquisition of SMTEK.
Free Cash Flow
The following table summarizes free cash flow for the Company:

	Nine Months Ended
($ in millions)	October 2, 2005	September 26, 2004
Net cash provided by operations	$29.8	$9.6
Capital expenditures	(12.6)	(10.1)

Free cash flow	$17.2	$(0.5)

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
During the first nine months of 2005, net cash provided by operations was $29.8 million and capital expenditures were $12.6 million. Total free cash flow in the first nine months of 2005 was $17.2 million.
During the first nine months of 2004, net cash provided by operations was $9.7 million and capital expenditures were $10.1 million. Total free cash flow in the first nine months of 2004 was an outflow of $0.4 million

Cash Flow
Cash flows provided by operations were $29.8 million for the first nine months of 2005. Components of cash flows from operations include earnings of $13.7 million and depreciation and amortization of $19.8 million partially offset by unfavorable changes in assets and liabilities of $6.0 million. The unfavorable changes in assets and liabilities were primarily due to increased inventory and prepaid pension asset. Changes in assets and liabilities are net of the effect of purchase of SMTEK.
Cash flows provided by operations were $9.7 million for the first nine months of 2004. Components of cash flows from operations include earnings of $13.3 million and depreciation and amortization of $19.7 million partially offset by a gain of $3.3 million on the sale of assets and unfavorable changes in assets and liabilities of $20.0 million. The unfavorable changes in assets and liabilities were primarily due to increased accounts receivable and inventory to support higher sales and the new EMS operation in Singapore, as well as increased prepaid pension asset.
Cash flows used in investing activities were $46.5 million for the first nine months of 2005, including $35.6 million used in the SMTEK acquisition and capital expenditures of $12.6 million.
Cash flows provided by investing activities totaled $9.2 million through the first nine months of 2004, including $19.3 million of net proceeds from the sale of the assets including $16.4 million from the sale of the Longtan, Taiwan facility and $2.1 million from the sale of excess land in Canada. This was partially offset by $10.1 million of capital expenditures.
Cash flows used in financing activities for the first nine months of 2005 were $24.8 million, consisting primarily of $13.0 million from the repayment of debt related to the SMTEK purchase, $7.5 million purchase of treasury stock and $3.3 million in dividend payments.
Cash flows provided by financing activities for the first nine months of 2004 were $3.4 million, consisting primarily of $57.8 million proceeds from the $60.0 million Debentures due 2024, $42.0 million repayment of the 7.5% industrial revenue bonds, net payment of $6.9 million of long term debt, a $2.0 million purchase of treasury stock and $3.5 million in dividend payments.
Capital Resources
CTS has a $75 million senior, secured revolving credit agreement that had an outstanding balance of $14.0 million at October 2, 2005. Any outstanding balances under the revolving credit agreement would be senior to CTS’ convertible debentures. The revolving credit agreement is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the revolving credit agreement fluctuate based on LIBOR. CTS pays a commitment fee on the undrawn portion of the credit agreement. The commitment fee varies based on performance under certain financial covenants and is currently 0.375 percent per annum. The revolving credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth covenants. As of October 2, 2005, CTS was in compliance with these covenants. Failure of CTS to comply with these covenants could reduce the borrowing availability under the credit agreement. Additionally, the credit agreement limits the amounts allowed for dividends, capital expenditures and acquisitions. The credit agreement expires in July 2007.
CTS believes cash flows from operations and available borrowings under its Credit Facility will be adequate to fund its working capital and capital expenditure requirements. CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.
In July, 2004, CTS’ Board of Directors authorized the repurchase of up to one million shares of its outstanding shares of common stock. Under this program, CTS purchased 643,700 during the first nine months of 2005, and 173,300 additional shares may be purchased before June 30, 2006.
On November 13, 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission. As of October 2, 2005, CTS could issue up to approximately 48,000 additional shares of common stock under this registration statement.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement. During the first nine months of 2005, CTS did not issue any securities under this registration statement. As of October 2, 2005, CTS could offer up to $435.1 million of additional debt and/or equity securities under this registration statement.
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
Item 4. Controls and Procedures
CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of October 2, 2005, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above, provided that the evaluation of CTS’ disclosure controls and procedures did not include an evaluation of the effectiveness of the internal control over financial reporting for the SMTEK business, as described further below.
The SMTEK business had facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. During the third quarter of 2005, CTS consolidated the Marlborough facility with its existing Londonderry, New Hampshire facility. Each of these remaining facilities reports financial results that are included in this report for the quarter ended October 2, 2005. CTS’ management has not made an assessment of the SMTEK business’ internal control over financial reporting since the date of the acquisition. Other than changes resulting from CTS’ acquisition of SMTEK, there were no changes in CTS’ internal control over financial reporting during the quarter ended October 2, 2005 that materially affected, or are reasonably likely to materially affect, CTS’ internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note L, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I of this Form10-Q.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table summarizes the repurchases of CTS common stock made by the Company during the three months ended October 2, 2005:

			(c)	(c)
			Total Number of	Maximum Number
			Shares	of Shares
	(a)	(b)	Purchased as Part of	That May Yet Be
	Total Number of	Average Price	Plans or Programs	Purchased Under the
	Shares Purchased	Paid per Share	(1)	Plans or Programs
		—	—	494,900
August 1, 2005 – August 28, 2005	204,500	$11.71	204,500	290,400
August 29, 2005 – October 2, 2005	117,100	11.98	117,100	173,300

Total	321,600	$11.81	321,600

(1)	In July 2004, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expires June 30, 2006.

Item 6. Exhibits
a.	Exhibits

(10)(a)	Director and Named Executive Officer Compensation.

(10)(b)	Employment agreement dated October 4, 2005, between the Company and Vinod M. Khilnani.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: October 26, 2005