Form 10-K
period 2005-12-31
CTS CORP
filed 2006-02-27
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-4639

CTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

905 West Boulevard North,
Elkhart, IN	46514
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 574-293-7511

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act)
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on July 1, 2005, was approximately $438.3 million. There were 35,877,635 shares of common stock, without par value, outstanding on February 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2005 Annual Report to shareholders are incorporated herein by reference in Parts I and II.

(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about
May 3, 2006 are incorporated by reference in Part III.

i

PART I

Item 1.	Business

CTS Corporation (CTS) is a global manufacturer of electronic components and sensors and a supplier of electronics manufacturing services. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. The principal executive offices are located in Elkhart, Indiana. CTS maintains a website at http://www.ctscorp.com. Filings on Forms 10-K, 10-Q and 8-K and amendments thereto made by CTS with the Securities and Exchange Commission may be obtained, free of charge, on this website, as soon as reasonably practicable after filing.

CTS designs, manufactures, assembles, and sells a broad line of electronic components and sensors and provides electronics manufacturing services (EMS) primarily to original equipment manufacturers (OEMs), for the automotive, computer, communications, medical, and industrial markets. CTS operates manufacturing facilities located throughout North America, Asia, and Europe and serves major markets globally. Sales and marketing is accomplished through CTS sales engineers, independent manufacturers’ representatives, and distributors.

Effective January 31, 2005, CTS acquired 100% of the outstanding capital stock of SMTEK International, Inc. (SMTEK). The results of SMTEK’s operations have been included in the consolidated financial statements since that date. SMTEK is an EMS provider serving original equipment manufacturers in the medical, industrial, instrumentation, telecommunications, security, financial services, automation, aerospace, and defense industries. As a result of the acquisition, CTS expects to expand into new EMS markets, reduce customer concentrations, and increase its global footprint. SMTEK had four facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. Subsequent to the acquisition, CTS consolidated the Marlborough, Massachusetts facility into its Londonderry, New Hampshire facility. See further discussion of the acquisition in Note B, “Acquisition,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2).

BUSINESS SEGMENTS AND PRODUCTS BY MAJOR MARKETS

CTS has two reportable business segments: 1) Electronics Manufacturing Services (EMS) and 2) Components and Sensors.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer. Additionally for some customers CTS provides full turnkey manufacturing and completion including design, bill-of-material, management, logistics, and repair.

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies. Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; terminators, including ClearONE™ terminators, used in computer and other high speed applications, switches, resistor networks, and potentiometers used to serve multiple markets and fabricated piezo-electric materials and substrates used primarily in medical and industrial markets.

Products from the EMS business segment are principally sold into the communications, computer, medical, and industrial OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls, defense/aerospace, and networking. Products from the Components and Sensors business segment are principally sold into three major OEM markets: 1) automotive, 2) communications, and 3) computer.

The following tables provide a breakdown of net sales by business segment and market in dollars and as a percent of consolidated net sales:

	EMS			Components & Sensors			Total
(As a % of consolidated net sales)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Markets
Automotive	—%	—%	—%	23%	25%	26%	23%	25%	26%
Communications	14%	15%	9%	7%	12%	16%	21%	27%	25%
Computer	29%	35%	35%	2%	3%	6%	31%	38%	41%
Medical	5%	—%	—%	1%	1%	1%	6%	1%	1%
Industrial	8%	—%	—%	—%	—%	—%	8%	—	—
Other	3%	1%	1%	8%	8%	6%	11%	9%	7%
% of consolidated net sales	59%	51%	45%	41%	49%	55%	100%	100%	100%

Net sales to external customers, segment operating earnings, total assets by segment, net sales by geographic area, and long-lived assets by geographic area, are contained in Note M, “Business Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

General market conditions in the global automotive, communications, computer, medical, and industrial markets and in the overall economy affect the business of CTS. Any adverse occurrence that results in a significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could have a material adverse effect on our business, financial condition, and results of operations.

The following table identifies major products by their business segment and markets. Many products are sold into several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Medical Market	Industrial Market	Other Markets
EMS:
Integrated Interconnect Systems and Backpanels, Including Final Assembly and Test		•	•		•	•
Complex Printed Circuit Board Assemblies		•	•	•	•	•
Components and Sensors:
Ceramic Filters and Duplexers	•	•	•			•
Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules	•	•	•			•
Automotive Sensors	•
Resistor Networks	•	•	•			•
ClearONE™ Terminators		•	•			•
DIP Switches and Potentiometers	•	•	•			•
Actuators	•
Piezoceramics Products				•	•	•

MARKETING AND DISTRIBUTION

Sales and marketing to OEMs, for both business segments, is accomplished through CTS sales engineers, independent manufacturers representatives, and distributors. CTS maintains sales offices in China, Hong Kong, Japan, Scotland, Singapore, Taiwan, and the United States. Approximately 86% of 2005 net sales was attributable to coverage by CTS sales engineers.

CTS sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing and developing products to meet specific customer requirements.

CTS utilizes the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by CTS sales engineers for both of its business segments. Independent manufacturers’ representatives receive commissions from CTS. During 2005, 11% of net sales was attributable to coverage by independent manufacturers’ representatives. CTS also uses independent distributors for customers in its Components and Sensors business segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2005, independent distributors accounted for approximately 3% of net sales.

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

Components and Sensors:
Conductive inks and contactors which contain precious metals (primarily silver and palladium), passive electronic components, integrated circuits and semiconductors, rare earths (for ceramic compositions), ceramic components, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, and steel-based raw materials and components.

These raw materials are purchased from several vendors, and except for certain semiconductors, rare earth, and conductive inks, CTS does not believe it is dependent upon one or a limited number of vendors. Although CTS purchases all of its semiconductors, rare earth, and conductive inks from a limited number of vendors, alternative sources are available. In 2005, substantially all of these materials were available in adequate quantities to meet CTS’ production demands.

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

WORKING CAPITAL

Working capital requirements are generally dependent on the overall level of business activities. CTS does not usually buy inventories or manufacture products without actual or reasonably anticipated customer orders, except for some standard, off-the-shelf distributor products. CTS is not generally required to carry significant amounts of inventory in anticipation of rapid delivery requirements because most customer orders are custom built. CTS has “just-in-time” arrangements with certain customers and vendors to efficiently meet delivery requirements.

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

PATENTS, TRADEMARKS, AND LICENSES

CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents and trademarks. CTS was issued 14 new U.S. patents in 2005 and currently holds in excess of 300 U.S. patents with hundreds of non-U.S. counterpart patents.

CTS has licensed the right to use several of its patents to both U.S. and non-U.S. companies. In 2005, license and royalty income was less than 1% of net sales. CTS believes its success is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.

MAJOR CUSTOMERS

CTS’ 15 largest customers represented 61% of net sales in 2005, 69% of net sales in 2004, and 71% of net sales in 2003. This percentage is decreasing as the Company continues efforts to broaden its customer base. Sales to Hewlett-Packard Company (Hewlett-Packard) amounted to 28% of net sales in 2005, and 33% of net sales in each 2004 and 2003. Sales to Motorola, Inc. (Motorola) accounted for less than 10% of net sales in 2005 and 13% of net sales in each of 2004 and 2003.

EMS business segment revenues from Hewlett-Packard represented $173.3 million, or 48%, $177.3 million, or 66%, and, $151.8 million, or 72%, of the segment’s revenue for the years ended December 31, 2005, 2004, and 2003, respectively. EMS business segment revenues from Motorola were $40.3 million, or 13%, $60.9 million, or 23%, and $40.2 million, or 19%, of the segment’s revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Additionally, CTS expects to continue to depend on sales to its major customers. Because CTS’ customers are under no obligation to continue to do business with the Company on a long-term basis, there is always the possibility that one or more customers may choose to work with a competitor and reduce their business with CTS. Customers may also reduce or delay their business with CTS because of economic or other conditions or decisions that reduce their need for CTS products or services. Since it is difficult to replace lost business on a timely basis, it is likely that CTS’ operating results would be adversely affected if one or more of its major customers were to cancel, delay, or reduce a large amount of business with CTS in the future. If one or more of its customers were to become insolvent or otherwise unable to pay for CTS’ products and/or services, CTS’ operating results, financial condition, and cash flows could be adversely affected.

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

The following table shows order backlog by segment and in total as of January 29, 2006 and January 30, 2005. The increase in backlog in 2006 relates primarily to the acquisition of SMTEK in 2005 (refer to Note B, “Acquisition”, appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2)).

($ in millions)	January 29, 2006	January 30, 2005
EMS	$21.4	$12.7
Components and Sensors	61.3	57.8
Total	$82.7	$70.5

Order backlog at the end of January 2006 will generally be filled during the 2006 fiscal year.

COMPETITION

In the EMS segment, CTS competes with a number of well-established U.S. and non-U.S. manufacturers on the basis of process capability, price, technology, quality, reliability, and delivery in the markets in which it participates. Some of its competitors have greater manufacturing and financial resources.  However, CTS generally does not pursue extremely high volume, highly price sensitive business, as do some of its larger competitors.

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

In both the EMS and Components and Sensors business segments, some customers have reduced or plan to reduce their number of suppliers, while increasing the volume of their purchases. Most customers are demanding higher quality, reliability, and delivery standards from CTS as well as its competitors. These trends create opportunities for CTS, but also increase the risk of loss of business to competitors. CTS is subject to competitive risks that are part of the nature of the electronics industry, including short product life cycles and technical obsolescence.

CTS believes it competes most successfully in custom products manufactured to meet specific applications of major OEMs and with EMS products oriented toward high mix and low to medium volume outsourcing needs of OEMs.

NON-U.S. REVENUES

In 2005, 55% of net sales to external customers originated from non-U.S. operations compared to 63% in 2004 and 60% in 2003. The lower percentage of non-U.S. net sales in 2005, as compared to prior years, primarily results from the acquisition of SMTEK (refer to Note B, “Acquisition” appearing in notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2)). At December 31, 2005, approximately 31% of total CTS assets were located at non-U.S. operations compared to 36% of total CTS assets at the end of 2004. A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated. CTS believes the business risks to its non-U.S. operations, though substantial, are normal risks for non U.S. businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. CTS’ non-U.S. manufacturing facilities are located in Canada, China, Mexico, Scotland, Singapore, Thailand, and Taiwan.

Net sales to external customers originating from non-U.S. operations for the EMS business segment were $203.4 million in 2005, compared to $187.0 million in 2004, and $132.3 million in 2003. Net sales to external customers originating from non-U.S. operations for the Components and Sensors business segment were $135.7 million in 2005 compared to $146.8 million in 2004, and $144.0 million in 2003. Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales to external customers and long-lived assets by geographic area, is contained in Note M, “Business Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2005, 2004, and 2003, CTS spent $17.1 million, $19.1 million, and $21.5 million respectively, for research and development. The reductions in research and development spending from 2003 to 2005 reflect savings due to changing business mix, organizational consolidation, and streamlining of research and development activities. Significant ongoing research and development activities continue in CTS’ Components and Sensors business segment, particularly for automotive products in support of growth initiatives. CTS’ research and development investment is primarily focused at expanded applications and new product development, as well as current product and process enhancements. Research and development expenditures in the EMS business segment are typically very low.

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

EMPLOYEES

CTS employed 4,902 people at December 31, 2005, and 71% of these people were employed outside the United States. Approximately 263 CTS employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2005. One agreement which covers 43 employees is scheduled to expire in 2009 and the other which covers 220 employees is scheduled to expire in 2008. CTS employed 4,487 people at December 31, 2004.

ADDITIONAL INFORMATION

Information responsive to Item 401(b) of Regulation S-K is contained under the caption "Directors and Executive Officers of the Registrant" in Item 10 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 1A. Risk Factors

The following are certain risk factors that could affect our business, financial condition and operating results. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause CTS’ actual results and condition to differ materially from those projected in forward-looking statements. Before you invest in CTS, you should know that making such an investment involves some risks, including the risks described below. The risks that are highlighted below are not the only ones that CTS faces. If any of the following risks actually occur, CTS’ business, financial condition or operating results could be negatively affected.

Because CTS currently derives a significant portion of its revenues from a small number of customers, any decrease in orders from these customers could have an adverse effect on CTS’ business, financial condition and operating results.

CTS depends on a small number of customers for a large portion of its business, and changes in the level of its customers’ orders have, in the past, had a significant impact on its results of operations. CTS’ 15 largest customers represent a substantial portion of its sales, approximately 61% of net sales in 2005, 69% of net sales in 2004 and 71% of net sales in 2003. CTS’ two largest customers are Hewlett-Packard Company and Motorola, Inc., which represented approximately 28% and less than 10%, respectively, of its net sales in 2005. If a major customer significantly cancels, delays or reduces the amount of business it does with CTS, there could be an adverse effect on CTS’ business, financial condition and operating results. Such adverse effect likely would be material if one of CTS’ largest customers significantly reduced its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect CTS’ operating results. In addition, CTS generates significant accounts receivable from sales to its major customers. If one or more of CTS’ largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, CTS’ business, financial condition and operating results could be materially adversely affected.

CTS is subject to intense competition in the EMS industry.

CTS competes against many providers of electronics manufacturing services. Some of its competitors have substantially greater manufacturing and financial resources and in some cases have more geographically diversified international operations than CTS. CTS’ competitors, such as Benchmark Electronics, Inc., Solectron, Inc., and Sanmina — SCI Corporation., include both large global EMS providers and smaller EMS companies that often have a regional, product, service or industry specific focus. CTS also faces competition from the manufacturing operations of its current and future OEM customers, which may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers. In addition, CTS could face competition in the future from other large global EMS providers, such as Celestica, Inc., Flextronics International Ltd. and Jabil Circuit, Inc., which currently provide services to some of CTS’ largest customers for different products, as well as competition from smaller EMS companies such as Plexus Corp., Reptron Electronics, Inc. and LaBarge, Inc. CTS may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with significant offshore facilities located where labor and other costs are lower. Competition may intensify further if more companies enter the markets in which CTS’ operates. CTS’ failure to compete effectively could materially adversely affect its business, financial condition and operating results.

CTS may be unable to compete effectively against competitors in its Components and Sensors segment.

CTS’ components and sensors segment operates in highly competitive industries that are characterized by price erosion and rapid technological change. CTS competes against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development and marketing resources than CTS. Additionally, many of CTS’ customers are seeking to consolidate their business among one or more preferred or qualified suppliers. If any customer becomes dissatisfied with CTS’ prices, quality or timeliness of delivery, among other things, it could award future business or even move existing business to CTS’ competitors. Moreover, some of CTS’ customers could choose to manufacture and develop particular products themselves rather than purchase them from CTS. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect CTS’ business, financial condition and operating results. In addition, some of CTS’ competitors have engaged, and may in the future engage, in merger and acquisition transactions. Consolidations by competitors are likely to create entities with increased market share, customer bases, proprietary technology, marketing expertise and sales force size. These developments may materially adversely affect CTS’ ability to compete against these competitors. CTS cannot assure you that its products will continue to compete successfully with its competitors’ products, including OEMs, many of which are significantly larger than CTS and have greater financial and other resources than CTS.

CTS may be unable to keep pace with rapid technological changes that could make some of its products or processes obsolete before it realizes a return on its investment.

The technologies relating to some of CTS’ products have undergone, and are continuing to undergo, rapid and significant changes. Specifically, end markets for electronic components and assemblies are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render CTS’ existing products obsolete and unmarketable before CTS can recover any or all of its research, development and commercialization expenses on capital investments. Furthermore, the life cycles of CTS’ products and the products CTS manufactures for others vary, may change and are difficult to estimate.

CTS’ future success will depend upon its ability to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of CTS’ customers. CTS has incurred, and expects to continue to incur, expenses typical of the electronics industry associated with research and development activities and the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development costs. CTS also cannot provide assurance that it will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or product enhancements or that CTS’ new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that products or technologies developed by others will not render CTS’ products non-competitive or obsolete. If CTS is unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, CTS’ business, financial condition and operating results could be materially adversely affected.

CTS’ customers have canceled, and may in the future cancel, their orders, change production quantities or locations or delay production.

CTS generally does not obtain firm, long-term purchase commitments from its customers, and has often experienced reduced lead times in customer orders. Customers cancel their orders, change production quantities and delay production for a number of reasons. Uncertain economic and geopolitical conditions have resulted, and may continue to result, in some of CTS’ customers delaying the delivery of some of the products CTS manufactures for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may continue to harm, CTS’ results of operations by reducing the volumes of products manufactured by CTS, as well as by causing a delay in the recovery of its expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.

In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers may result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, CTS makes significant decisions, including determining the levels of orders that it will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on its estimates of customer requirements. The short-term nature of CTS’ customers’ commitments and the changes in demand for their products reduce CTS’ ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of CTS’ manufacturing capacity. Anticipated orders may not materialize and delivery schedules may be deferred as a result of changes in demand for CTS’ products or its customers’ products. CTS often increases staffing and capacity, and incurs other expenses to meet the anticipated demand of its customers, which cause reductions in its gross margins if customer orders are delayed or canceled. On occasion, customers require rapid increases in production, which may stress CTS’ resources and reduce margins. CTS may not have sufficient capacity at any given time to meet its customers’ demands. In addition, because many of CTS’ costs and operating expenses are relatively fixed over the short term, a reduction in customer demand harms its gross profit and operating income until such time as adjustments can be made to activity or operating levels and structural costs.

CTS sells products to customers in cyclical industries, which are subject to significant downturns that could materially adversely affect CTS’ business, financial condition and operating results.

CTS sells products to customers in cyclical industries, which have experienced economic and industry downturns. These markets for CTS’ electronic components and sensors and electronics manufacturing services products have softened in the past and may again soften in the future. CTS incurred sizeable net losses in each of 2001 and 2002 of approximately $45.4 million and $17.9 million, respectively, due in part to economic and industry downturns. CTS may face reduced end-customer demand, underutilization of CTS’ manufacturing capacity, changes in CTS’ revenue mix and other factors that could adversely affect CTS’ results of operations in the near term. CTS cannot predict whether it will achieve profitability in future periods.

Deterioration of revenues and earnings, beyond current levels, could have a negative effect on CTS’ business, financial condition and operating results. This could also have a negative effect on the price of CTS common stock and could also make it difficult for CTS to service its debt. Violation of the covenants in CTS’ credit facility could require substantial fees to CTS’ banks until the violation is corrected. In the event the violation cannot be corrected, all of the indebtedness under CTS’ credit facility, its convertible subordinated debentures and notes, as well as certain other indebtedness, may be accelerated. If CTS’ indebtedness is accelerated, CTS cannot be certain that it will have sufficient funds to pay the accelerated indebtedness or that it will have the ability to refinance the accelerated indebtedness on terms favorable to CTS or at all.

Because CTS derives a substantial portion of its revenues from customers in the automotive, computer and communications industries, it is susceptible to trends and factors affecting those industries as well as the success of its customers’ products.

Net sales to the automotive, computer and communications industries represent a substantial portion of CTS’ revenues. Factors negatively affecting these industries and the demand for products also negatively affect CTS’ business, financial condition and operating results. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of CTS’ customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of CTS’ customers in these industries, could materially adversely affect CTS’ business, financial condition and operating results. For example, the trend toward consolidation in the computer and communications industries could result in a lower level of acceptance of CTS’ products, reduced product requirements, purchasing delays by combined entities or the loss of one or more customers. Also, the automotive industry is generally highly unionized and some of CTS’ customers have, in the past, experienced labor disruptions. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates.

CTS’ customers are primarily original equipment manufacturers, or OEMs, in the automotive, computer and communications industries. CTS’ future sales are dependent on the success of its customers. CTS’ customers may discontinue or modify their products containing products that CTS manufactures or develop products requiring new manufacturing processes. In addition, the computer and communications industries are subject to rapid technological change and changes in demand for CTS’ products. If CTS’ customers are unable to develop products that keep pace with the changing technological environment, its customers’ products could lose market acceptance, and the demand for CTS’ products could decline significantly. If CTS is unable to offer technologically advanced, easily adaptable and cost-effective products in response to changing customer requirements, demand for its products will decline.

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

CTS is exposed to fluctuations in foreign currency exchange rates that have adversely affected, and may continue to adversely affect, CTS’ business, financial condition and operating results.

CTS transacts business in various foreign countries. CTS presents its consolidated financial statements in U.S. dollars, but a portion of CTS’ revenues and expenditures are transacted in other currencies. As a result, CTS is exposed to fluctuations in foreign currencies. CTS has currency exposure arising from both sales and purchases denominated in currencies other than the U.S. dollar. Volatility in the exchange rates between the foreign currencies and the U.S. dollar could harm CTS’ business, financial condition and operating results. Furthermore, to the extent CTS sells its products in foreign markets, currency fluctuations may result in CTS’ products becoming too expensive for foreign customers. For example, CTS’ EMS business located in the United Kingdom sells primarily in U.S. dollars while most of the operating expenses and some material purchases are made in UK pound sterling. Accordingly, when the U.S. dollar weakens against the UK pound sterling, CTS’ EMS segment operating results generally worsen. As the U.S. dollar strengthens against the UK pound sterling and the Euro, CTS’ Components and Sensors segment operating results generally worsen. CTS also manufactures products in China, most of which CTS sells in U.S. dollars. An appreciation of the Chinese RMB against the U.S. dollar would increase CTS’ expenses when translated into U.S. dollars.

CTS’ operating results vary significantly from period to period.

CTS experiences fluctuations in its operating results. Some of the principal factors that contribute to these fluctuations are: changes in demand for CTS’ products; CTS’ effectiveness in managing manufacturing processes, costs and timing of CTS’ component purchases so that components are available when needed for production, while mitigating the risks of purchasing inventory in excess of immediate production needs; the degree to which CTS is able to utilize its available manufacturing capacity; changes in the cost and availability of components, which often occur in the electronics manufacturing industry and which affect CTS’ margins and its ability to meet delivery schedules; general economic and served industry conditions; local conditions and events that may affect CTS’ production volumes, such as labor conditions and political instability.

In addition, due to the significant differences in the operating income margins in CTS’ two reporting segments, the mix of sales between CTS’ components and sensors segment and CTS’ EMS segment affect CTS’ operating results from period to period. In addition, although CTS’ restructuring activities and relocation of some of its manufacturing operations to Asia should result in improved operating income margins in CTS’ components and sensors segment, CTS can provide no assurances that this will occur.

CTS faces risks relating to its international operations.

Because CTS has significant international operations, its operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which CTS operates. CTS’ international operations are subject to inherent risks, which may materially adversely affect CTS, including: political and economic instability in countries in which CTS’ products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes CTS pays; high levels of inflation or deflation; greater difficulty in collecting CTS’ accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing CTS’ international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; communication among and management of international operations. In addition, these same factors may also place CTS at a competitive disadvantage to some of CTS’ foreign competitors.

To respond to competitive pressures and customer requirements, CTS may further expand internationally at low cost locations, particularly in Asia. If CTS continues to expand in these locations, CTS may incur additional capital expenditures. CTS cannot assure you that it will realize the anticipated strategic benefits of CTS’ international operations or that its international operations will contribute positively to, and not adversely affect, CTS’ business, financial condition and operating results.

Furthermore, because a significant portion of CTS’ products are manufactured in Asia, including China and Taiwan, any conflict or uncertainty in these countries, including public health or safety concerns, such as Severe Acute Respiratory Syndrome (SARS), or natural disasters, such as earthquakes, could have a material adverse effect on CTS’ business, financial condition and operating results. In addition, if the government of any country in which CTS’ products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, some of CTS’ customers may suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards or disrupt cross-border manufacturing partnerships, which, in each case, could materially adversely affect CTS’ business, financial condition and operating results.

CTS may further restructure its operations, which may materially adversely affect CTS’ business, financial condition and operating results.

In 2001, 2002 and 2003, CTS recorded restructuring and impairment charges of $40.0 million, $18.3 million and $4.6 million, respectively, relating to costs incurred to effect operational improvements and related organizational realignments, primarily in CTS’ Components and Sensors segment. CTS completed these restructuring actions, including the relocation of certain manufacturing operations, in 2003. In January 2006, CTS announced that it intends to consolidate its Berne Indiana manufacturing operations into three of its other existing facilities. The consolidation is expected to be largely completed in the second half of 2006 and is estimated to result in pre-tax restructuring charge and related costs of approximately $4.5 million - $5.0 million. CTS may incur additional restructuring and impairment charges in the future if circumstances warrant. If CTS restructures its operations in the future and is unsuccessful in implementing restructuring plans, CTS may experience disruptions in its operations and higher ongoing costs, which may materially adversely affect CTS’ business, financial condition and operating results.

CTS may explore acquisitions that complement or expand CTS’ business as well as divestitures of various business operations. CTS may not be able to complete these transactions and these transactions, if executed, pose significant risks and may materially adversely affect CTS’ business, financial condition and operating results.

CTS intends to explore opportunities to buy other businesses or technologies that could complement, enhance or expand CTS’ current business or product lines or that might otherwise offer CTS growth opportunities. CTS may have difficulty finding these opportunities or, if CTS does identify these opportunities, CTS may not be able to complete the transactions for reasons including a failure to secure financing. Any transactions that CTS is able to identify and complete may involve a number of risks, including: the diversion of CTS’ management’s attention from CTS’ existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on CTS’ operating results during the integration process; and CTS’ possible inability to achieve the intended objectives of the transaction. In addition, CTS may not be able to successfully or profitably integrate, operate, maintain and manage CTS’ newly acquired operations or employees. CTS may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt.

We have in the past, and may in the future, consider divesting certain business operations. Divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the loss of customer relationships and cash flow, and the disruption of operations in the affected business. Failure to timely complete a divestiture or to consummate a divestiture may negatively affect valuation of the affected business or result in restructuring charges.

If CTS is unable to protect its intellectual property or it infringes, or is alleged to infringe, on another person’s intellectual property, CTS’ business, financial condition and operating results could be materially adversely affected.

The success of CTS’ business depends, in part, upon CTS’ ability to protect trade secrets, copyrights and patents, obtain or license patents and operate without infringing on the intellectual property rights of others. CTS relies on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical measures to protect CTS’ proprietary rights in its products and technology. The steps taken by CTS in this regard may not be adequate to prevent misappropriation of CTS’ technology. In addition, the laws of some foreign countries in which CTS operates do not protect CTS’ proprietary rights to the same extent as do the laws of the United States. Although CTS continues to evaluate and implement protective measures, there can be no assurance that these efforts will be successful. CTS’ inability to protect its intellectual property rights could diminish or eliminate the competitive advantages that CTS derives from its technology, cause CTS to lose sales or otherwise harm CTS’ business.

CTS believes that patents will continue to play an important role in its business. However, there can be no assurance that it will be successful in securing patents for claims in any pending patent application or that any issued patent will provide CTS with any competitive advantage. CTS also cannot provide assurance that the patents will not be challenged by third parties or that the patents of others will not materially adversely affect CTS’ ability to do business.

CTS may become involved in litigation in the future to protect its intellectual property or because others may allege that CTS infringes on their intellectual property. These claims and any resulting lawsuit could subject CTS to liability for damages and invalidate CTS’ intellectual property rights. If an infringement claim is successfully asserted by a holder of intellectual property rights, CTS may be required to cease marketing or selling certain products, pay a penalty for past infringement and spend significant time and money to develop a non-infringing product or process or to obtain licenses for the technology, process or information from the holder. CTS may not be successful in the development of a non-infringing alternative, or licenses may not be available on commercially acceptable terms, if at all, in which case CTS may lose sales and profits. In addition, any litigation could be lengthy and costly and could materially adversely affect CTS even if CTS is successful in the litigation.

CTS may experience shortages and increased costs of raw material and required electronic components.

In the past, from time to time, there have been shortages in certain raw materials used in the manufacture of CTS’ components and sensors and certain electronic components purchased by CTS and incorporated into assemblies and subassemblies. Unanticipated raw material or electronic component shortages may prevent CTS from making scheduled shipments to customers. CTS’ inability to make scheduled shipments could cause CTS to experience a shortfall in revenue, increase CTS’ costs and adversely affect CTS’ relationship with affected customers and CTS’ reputation as a reliable service provider. CTS may be required to pay higher prices for raw materials or electronic components in short supply and order these raw materials or electronic components in greater quantities to compensate for variable delivery times. CTS may also be required to pay higher prices for raw materials or electronic components due to inflationary trends regardless of supply. As a result, raw material or electronic component shortages and price increases could adversely affect CTS’ operating results for a particular period due to the resulting revenue shortfall and increased costs.

Loss of CTS’ key management and other personnel, or an inability to attract key management and other personnel, could materially affect CTS’ business.

CTS depends on its senior executive officers and other key personnel to run its business. CTS does not have long-term retention contracts with its key personnel. The loss of any of these officers or other key personnel could adversely affect CTS’ operations. Competition for qualified employees among companies that rely heavily on engineering and technology is at times intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of CTS’ business could hinder CTS’ ability to conduct research activities successfully and develop marketable products.

CTS is subject to a variety of environmental laws and regulations that expose CTS to potential financial liability.

CTS’ operations are regulated by a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for CTS because it uses hazardous materials in its manufacturing processes. If CTS violates environmental laws or regulations, CTS could be held liable for substantial fines, damages, and costs of remedial actions. CTS’ environmental permits could also be revoked or modified, which could require CTS to cease or limit production at one or more of its facilities, thereby materially adversely affecting CTS’ business, financial condition and operating results. Environmental laws and requirements, including environmental laws in the European Union and other foreign jurisdictions, have generally become more stringent over time and could continue to do so, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially affect CTS’ business, financial condition and operating results.

In addition, because CTS is a generator of hazardous wastes, even if CTS fully complies with applicable environmental laws and requirements, CTS may be subject to financial exposure for costs, including costs of investigation and any remediation, associated with contaminated sites at which hazardous substances from CTS’ operations have been stored, treated or disposed of. CTS may also be subject to exposure for such costs at sites that CTS currently owns or operates or formerly owned or operated. Such exposure may be joint and several, so that CTS may be held responsible for more than its share of the contamination or even for the entire contamination.

CTS has been notified by the Environmental Protection Agency, state environmental agencies and, in some cases, generator groups that CTS is or may be a potentially responsible party regarding hazardous substances at several sites not owned or operated by CTS, as well as several sites that CTS owns. Although CTS estimates its potential liability with respect to environmental violations or alleged violations and other environmental liabilities and reserves for such matters, CTS cannot assure you that its reserves will be sufficient to cover the actual costs that it incurs as a result of these matters. CTS also cannot assure you that additional contamination will not be found in the future, either at sites currently known to CTS or at other sites. Any liability CTS may have for such matters could materially adversely affect CTS’ business, financial condition and operating results.

CTS’ indebtedness may adversely affect its financial health.

As of December 31, 2005, CTS’ debt balance was $68.5 million, consisting of $60.0 million of 2.125% convertible senior subordinated notes, $5.5 million of 6 1/2% convertible subordinated debentures, $2.1 million of borrowings under CTS’ revolving credit facility and $0.9 million of borrowings under foreign credit facilities. The level of CTS’ indebtedness could, among other things: increase CTS’ vulnerability to general economic and industry conditions, including recessions; require CTS to use cash flow from operations to service its indebtedness, thereby reducing its ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit CTS’ flexibility in planning for, or reacting to, changes in its business and the industries in which it operates; place CTS at a competitive disadvantage compared to competitors that have less indebtedness; limit CTS’ ability to borrow additional funds that may be needed to operate and expand its business.

CTS’ credit facility and the agreements governing CTS’ convertible subordinated notes and debentures contain provisions that could materially restrict CTS’ business.

CTS’ credit facility contains a number of significant covenants that, among other things, limit CTS’ ability to: dispose of assets; incur additional debt (including pursuant to capital leases); guarantee third-party obligations; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; make capital expenditures; and engage in certain transactions with CTS’ subsidiaries and affiliates. In addition, under CTS’ credit facility, CTS is required to meet a number of financial ratios and tests. The agreements governing CTS’ 6 1/2% convertible subordinated debentures contain covenants that, among other things, limit CTS’ ability to pay dividends on, redeem or repurchase capital stock; make payments with respect to any indebtedness that ranks junior to CTS’ 6 1/2% convertible subordinated debentures; and engage in certain transactions with CTS’ subsidiaries and affiliates. The indenture governing CTS’ 2.125% convertible senior subordinated notes contains provisions that limit CTS’ ability to pay dividends or make other distributions on capital stock and engage in mergers or consolidations.

The restrictions contained in CTS’ credit facility and in the agreements governing CTS’ convertible subordinated notes and debentures could limit CTS’ ability to plan for or react to market conditions or meet capital needs or could otherwise restrict CTS’ activities or business plans. These restrictions could adversely affect CTS’ ability to finance its operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that could be in CTS’ interests.

CTS’ ability to comply with these covenants may be affected by events beyond its control. If CTS breaches any of these covenants or restrictions, it could result in an event of default under CTS’ credit facility, the agreements governing CTS’ convertible subordinated notes and debentures, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of CTS’ indebtedness. In addition, CTS’ lenders could terminate their commitments to make further extensions of credit under CTS’ credit facility. If CTS’ indebtedness is accelerated, CTS cannot be certain that it will have sufficient funds to pay the accelerated indebtedness or that it will have the ability to refinance accelerated indebtedness on terms favorable to CTS or at all.

Anti-takeover provisions could delay, deter or prevent a change in control of CTS even if the change in control would be beneficial to CTS shareholders.

CTS is an Indiana corporation subject to Indiana state law. Some provisions of Indiana law could interfere with or restrict takeover bids or other change in control events affecting CTS. One statutory provision prohibits, except under specified circumstances, CTS from engaging in any mergers, sale of assets, recapitalizations and reverse stock splits with any shareholder who owns 10% or more of CTS common stock or any affiliate of the shareholder. Also, provisions in CTS’ articles of incorporation, bylaws, and other agreements to which CTS is a party could delay, deter or prevent a change in control of CTS, even if a change in control would be beneficial to shareholders. CTS has opted out of Indiana’s “control share acquisition” provisions, which restrict the voting rights of shares acquired in transactions which cause the beneficial owner of the shares to exceed specified ownership thresholds. CTS could, however, by action of its board of directors, elect to have those provisions apply.

In addition, CTS has a shareholder rights agreement that under certain circumstances would significantly impair the ability of third parties to acquire control of CTS without prior approval of CTS’ board of directors. In addition, CTS’ articles of incorporation allow it to issue up to an additional 21.4 million shares of common stock and 25.0 million shares of preferred stock without shareholder approval. CTS’ board of directors has the authority to determine the price and terms under which the additional common or preferred stock may be issued. Issuance of this common and preferred stock could make it more difficult for a third party to acquire control of CTS.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of February 23, 2006, CTS has manufacturing facilities, administrative, research and development and sales offices in the following locations.

Manufacturing Facilities	Square Footage	Owned/ Leased	Business Segment
Albuquerque, New Mexico	267,000	Owned	Components and Sensors
Ayutthya, Thailand	40,000	Owned [1]	EMS
Berne, Indiana	249,000	Owned [2]	Components and Sensors
Burbank, California	9,200	Owned	Components and Sensors
Burbank, California	2,900	Leased	Components and Sensors
Dongguan, China	39,560	Leased	Components and Sensors
Elkhart, Indiana	319,000	Owned [2]	Components and Sensors
Glasgow, Scotland	75,000	Owned	Components and Sensors and EMS
Glasgow, Scotland	20,000	Leased	Components and Sensors and EMS
Glasgow, Scotland	37,000	Leased	Components and Sensors and EMS
Kaohsiung, Taiwan	133,000	Owned [3]	Components and Sensors
Londonderry, New Hampshire	83,000	Leased	EMS
Matamoros, Mexico	51,000	Owned	Components and Sensors
Moorpark, California	115,000	Leased	EMS
Santa Clara, California	44,700	Leased	EMS
Singapore	159,000	Owned	Components and Sensors and EMS
Streetsville, Ontario, Canada	112,000	Owned [4]	Components and Sensors
Tianjin, China	210,000	Owned [5]	Components and Sensors and EMS
Total Manufacturing	1,966,360
____________________
[1]	The land and building are collateral for a credit facility with BANKTHAI
[2]	The land and buildings are collateral for the revolving credit agreement.
[3]	Ground lease through 2007; restrictions on use and transfer apply.
[4]	Ground lease through 2039; restrictions on use and transfer apply.
[5]	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/ Leased	Description	Business Segment
Baldwin, Wisconsin	39,000	Owned	Idle facility	Components and Sensors
Bloomingdale, Illinois	110,000	Leased	Administrative offices and research	Components and Sensors
Brownsville, Texas	85,000	Owned	Idle facility	Components and Sensors
Kowloon, Hong Kong	800	Leased	Sales office	Components and Sensors
Elkhart, Indiana	93,000	Owned [1]	Administrative offices and research	Components and Sensors and EMS
Marlborough, Massachusetts	69,400	Leased	Idle facility	EMS
Poway, California	45,000	Leased	Sublet to tenant	EMS
Sandwich, Illinois	94,000	Owned [1]	Idle facility	Components and Sensors
Shanghai, China	1,708	Leased	Sales office	Components and Sensors
Southfield, Michigan	1,700	Leased	Sales office	Components and Sensors
Taipei, Taiwan	1,420	Leased	Sales office	Components and Sensors
Nagoya, Japan	785	Leased	Sales office	Components and Sensors
West Lafayette, Indiana	102,500	Owned [1]	Idle facility	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales office	Components and Sensors
	645,713
___________________
[1]	The land and buildings are collateral for the revolving credit agreement.

CTS regularly assesses the adequacy of its manufacturing facilities for manufacturing capacity, available labor, and location to its markets and major customers. Management believes CTS’ manufacturing facilities are suitable and adequate, and have sufficient capacity to meet its current needs. The extent of utilization varies from plant to plant and with general economic conditions. CTS also reviews the operating costs of its facilities and may from time-to-time relocate or move a portion of its manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow. Refer also to Note P, “Asset Impairment Charge,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

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

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matter was submitted to a vote of CTS security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market for CTS common stock is the New York Stock Exchange using the symbol “CTS.” Quarterly market high and low trading prices for CTS Common Stock for each quarter of the past two years and the amount of dividends declared during the previous two years is located in “Shareholder Information,” appearing in the 2005 Annual Report to Shareholders, portions of which are filed herewith as Exhibit (13) and are incorporated herein by reference (2005 Annual Report). On February 23, 2006, there were approximately 1,680 CTS common shareholders of record.

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

The following table summarizes the repurchase of CTS common stock made by the Company during the three months ended December 31, 2005:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Plans or Program 1	(c) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				173,300
October 3, 2005 - October 30, 2005	155,800	$11.96	155,800	17,500
October 31, 2005 - November 27, 2005	25,900	11.91	25,900	991,600
November 28, 2005 - December 31, 2005	131,000	12.11	131,000	860,600
Total	312,700	$12.02	312,700

______________________
[1]
In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of stock. The authorization expires June 30, 2007. The previously authorized one million share repurchase program dated July 2004 was completed in the fourth quarter of 2005.

Item 6.	Selected Financial Data

A summary of selected financial data for CTS for each of the previous five years is contained in the “Five-Year Summary,” included in the 2005 Annual Report and incorporated herein by reference.

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity, and capital resources for the three previous years, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2003-2005),” included in the 2005 Annual Report and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk for CTS is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2003-2005),” included in the 2005 Annual Report and incorporated herein by reference and in Note A, “Summary of Significant Accounting Policies — Financial Instruments,” of the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).

Item 8.	Financial Statements and Supplementary Data

Consolidated financial statements meeting the requirements of Regulation S-X, the “Report of Independent Registered Public Accounting Firm,” and “Quarterly Results of Operations” and “Per Share Data” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15 (a)(1) and (2), and are included in the 2005 Annual Report and incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As reported on CTS’ Form 8-K filed on June 9, 2005, CTS dismissed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm on June 3, 2005. The decision was recommended and unanimously approved by CTS’ Audit Committee of the Board of Directors.

The reports of PricewaterhouseCoopers LLP on the Company’s financial statements for the years ended December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2004 and 2003, and through June 3, 2005, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused PricewaterhouseCoopers LLP to make reference thereto in its report on the Company’s financial statements for such years.

During the years ended December 31, 2004 and 2003, and through June 3, 2005, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

CTS appointed Grant Thornton LLP as its new independent registered public accounting firm as of June 3, 2005. During the two most recent fiscal years and through June 3, 2005, CTS has not consulted with Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and Grant Thornton LLP did not provide a written report or oral advice to CTS which Grant Thornton LLP concluded was an important factor considered by CTS in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) or Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Under the direction of CTS’ Chief Executive Officer and Chief Financial Officer, management evaluated CTS’ disclosure and procedures and internal control over financial reporting and concluded that (i) CTS’ disclosure controls and procedures were effective as of December 31, 2005 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to page S-3 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  There were no changes in CTS’ internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, CTS’ internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, CTS included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2005. Management’s report is included in CTS’ 2005 Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” appearing as noted in the Index to the consolidated financial statements appearing under Item 15(a)(1) and (2).

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information responsive to Items 401(a) and 401(e) of Regulation S-K pertaining to directors of CTS is contained under the caption “Item 1. — Election of Directors” in the 2006 Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (2006 Proxy Statement), and is incorporated herein by reference.

Information responsive to Item 405 of Regulation S-K pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Information responsive to Items 401(h) and 401(i) of Regulation S-K pertaining to the Audit Committee of the Board of Directors is contained under the caption "2005 Committees of the Board, Audit Committee" in the 2006 Proxy Statement, and is incorporated herein by reference.

CTS has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer, principal financial officer, and principal accounting officer or controller. CTS’ Code of Ethics is posted on its website at www.ctscorp.com/governance/code_of_ethics.htm. In the event that the Code of Ethics is amended or in the event that a waiver of the Code of Ethics is granted for a principal executive officer, principal financial officer or principal accounting officer or controller, CTS intends to disclose this information on its website at www.ctscorp.com.

The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on May 4, 2005. They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled to be held on or about May 3, 2006, at which time the election of officers will be considered again by the Board of Directors.

LIST OF OFFICERS

Name	Age	Positions and Offices
Donald K. Schwanz	61	Chairman, President and Chief Executive Officer
Donald R. Schroeder	57	Executive Vice President and President of CTS Electronics Manufacturing Solutions
Vinod M. Khilnani	53	Senior Vice President and Chief Financial Officer
H. Tyler Buchanan	53	Senior Vice President
James L. Cummins	50	Senior Vice President Administration
Richard G. Cutter, III	59	Vice President, General Counsel and Secretary
Rohit Rai	43	Vice President, Strategy and Corporate Development
Thomas A. Kroll	51	Vice President and Controller
Matthew W. Long	44	Treasurer

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

Donald R. Schroeder was named President of CTS Electronics Manufacturing Solutions effective February 7, 2005 and retained his title of Executive Vice President. From December 2000 to February 2005, Mr. Schroeder served as Executive Vice President and Chief Technology Officer. From February 2000 to December 2000, Mr. Schroeder served as Vice President Business Development and Chief Technology Officer. From 1995 to January 2000, Mr. Schroeder served as Vice President Sales and Marketing.

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

Rohit Rai was elected Vice President, Strategy and Corporate Development effective February 3, 2006. Prior to joining CTS, Mr. Rai was Director Group Strategy and Development at Pratt & Whitney, Inc., an aerospace company, from 2003 to 2006. From 2002 to 2003, he was Vice President and General Manager of Pratt & Whitney’s Specialty Materials and Services Division. Prior to 2002, he was Vice President and General Manager of Pratt & Whitney’s Power Systems Division.

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

Information responsive to Item 402 of Regulation S-K pertaining to management remuneration is contained in the 2006 Proxy Statement under the captions “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information responsive to Item 403 of Regulation S-K pertaining to security ownership of certain beneficial owners and management is contained in the 2006 Proxy Statement under the caption “Stock Ownership Information,” and is incorporated herein by reference.

Equity Compensation Plan Information

Information responsive to Item 201(d)(2) of Regulation S-K pertaining to equity compensation plan information is summarized in the following table:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights.		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	1,567,499		$15.93		5,677,473
Equity compensation plans not approved by security holders	56,261	[1]	—	[1]	—	[1]
Total	1,623,760				5,677,473

_________________
1
CTS has a stock retirement plan for nonemployee directors under which an account for each nonemployee director was annually credited with 800 common stock units. Through January 2004, CTS annually credited each deferred stock account with an additional number of common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. Upon retirement, the nonemployee director is entitled to receive one share of CTS common stock for each common stock unit in his deferred stock account. CTS has issued only treasury shares for common stock units under the plan. Prior to 2002, the New York Stock Exchange has not required companies to obtain shareholder approval when issuing treasury shares or shares purchased in the open market under compensatory plans. As of December 1, 2004, this plan was amended to preclude crediting any additional units under the plan. At December 31, 2005, the deferred stock accounts contained a total of 56,261 units.

Item 13.	Certain Relationships and Related Transactions

Information responsive to Item 404 of Regulation S-K is contained in the 2006 Proxy Statement under the caption "Certain Business Relationships," and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the 2006 Proxy Statement under the caption "Independent Registered Public Accounting Firm," is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3)	Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(2)
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
Amendment dated as of December 1, 2004, to the CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 4, 2005).*

(10)(k)
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

(10)(q)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees Pension Plan).*

(10)(r)
Credit Agreement dated as of July 14, 2003 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the Commission on July 25, 2003).

(10)(s)
Amendment No. 1, dated as of June 17, 2004, to the Credit Agreement dated as of July 14, 2003 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent (incorporated by reference to Exhibit 10 (1) to the Quarterly report on Form 10-Q for the quarter ended June 27, 2002, filed with the Commission on July 20, 2004).

(10)(t)
Amendment No. 2, dated as of October 12, 2004, to the Credit Agreement dated as of July 14, 2003 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent (incorporated by reference to Exhibit 10(a) to the current report on Form 8-K dated October 12, 2004, filed with the Commission on October 15, 2004.

(10)(u)
Amendment No. 3, dated as of April 29, 2005, to the Credit Agreement dated as of July 14, 2003 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, filed with the Commission on July 29, 2005).

(10)(v)	CTS Corporation 2003 Excess Benefit Retirement Plan, as adopted effective July 1, 2003 and as amended effective June 1, 2004 *

(10)(w)	Amendment No. 1, effective June 1, 2004, to the CTS Corporation 2003 Excess Benefit Retirement Plan, as adopted effective July 1, 2003.*

(10)(x)
Purchase Agreement dated May 5, 2004 by and between CTS Corporation and Bear Stearns & Co. Inc., as Initial Purchaser (incorporated by reference to the Exhibit 1.1 to the Current Report on Form 8-K dated May 18, 2004, filed with the Commission on May 19, 2004).

(10)(y)
Indenture dated as of May 11, 2004 by and between CTS Corporation and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to the Exhibit 1.1 to the Current Report on Form 8-K dated May 18, 2004, filed with the Commission on May 19, 2004).

(10)(z)
CTS Corporation 2004 Omnibus Long-term Incentive Plan and Incentive Stock Option Agreement (incorporated by reference to the Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, filed with the Commission on October 19, 2004).*

(10)(aa)	Prototype Non-employee Director Restricted Stock Unit Agreement.*

(10)(bb)	Director and Named Executive Officer Compensation.*

(10)(cc)
Employment Agreement dated October 4, 2005, between the Company and Vinod M. Khilnani, (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.)*

(10)(dd)
Prototype Named Executive Officer Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, filed with the Commission on July 29, 2005.)*

(10)(ee)	CTS Corporation 2001 Stock Option Plan: Employee Stock Option Agreement, dated October 1, 2001, as amended December 15, 2005.*

(10)(ff)	Prototype Executive Officer RSU Supplemental Agreement*

(13)	Portions of the 2005 Annual Report to shareholders incorporated herein.

(21)	Subsidiaries.

(23)(a)	Consent of Grant Thornton LLP.

(23)(b)	Consent of PricewaterhouseCoopers LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation

Date: February 27, 2006	By:	/s/ Vinod M. Khilnani
Vinod M. Khilnani
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2006	By:	/s/ Donald K. Schwanz
Donald K. Schwanz
President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2006	By:	/s/ Walter S. Catlow
Walter S. Catlow
Director

Date: February 27, 2006	By:	/s/ Lawrence J. Ciancia
Lawrence J. Ciancia
Director

Date: February 27, 2006	By:	/s/ Thomas G. Cody
Thomas G. Cody
Director

Date: February 27, 2006	By:	/s/ Gerald H. Frieling, Jr.
Gerald H. Frieling, Jr.
Director

Date: February 27, 2006	By:	/s/ Roger R. Hemminghaus
Roger R. Hemminghaus
Director

Date: February 27, 2006	By:	/s/ Michael A. Henning
Michael A. Henning
Director

Date: February 27, 2006	By:	/s/ Robert A. Profusek
Robert A. Profusek
Director

Date: February 27, 2006	By:	/s/ Patricia K. Vincent
Patricia K. Vincent
Director

Date: February 27, 2006	By:	/s/ Vinod M. Khilnani
Vinod M. Khilnani
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2006	By:	/s/ Thomas A. Kroll
Thomas A. Kroll
Vice President and Controller (Principal Accounting Officer)

FORM 10-K - ITEM 15 (a) (1) AND (2) AND ITEM 15 (c)

CTS CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2005 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated statements of earnings - Years ended December 31, 2005, December 31, 2004, and December 31, 2003.

Consolidated balance sheets - December 31, 2005 and December 31, 2004

Consolidated statements of cash flows - Years ended December 31, 2005, December 31, 2004, and December 31, 2003.

Consolidated statements of shareholders’ equity - Years ended December 31, 2005, December 31, 2004, and December 31, 2003.

Notes to consolidated financial statements

Supplementary Financial Data:

Quarterly Results of Operations (Unaudited) - Years ended December 31, 2005 and December 31, 2004

Per Share Data (Unaudited) - Years ended December 31, 2005 and December 31, 2004

The following consolidated financial statement schedule of CTS Corporation and subsidiaries is included in Item 15 (c):

Schedule II - Valuation and qualifying accounts / Page S-2

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

CTS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
(In thousands of dollars)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions	Balance at End of Period

Year ended December 31, 2005: Allowance for doubtful accounts	$1,450	$577	$426	[1]	$(80)	$2,373

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,585	$—	$—		$(135)	$1,450

Year ended December 31, 2003:
Allowance for doubtful receivables	$1,694	$396	$—		$(505)	$1,585

____________________________________
[1]
Amount relates to the allowance for doubtful accounts associated with the acquisition of SMTEK International, Inc. Refer also to Note B, “Acquisition,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(1)(1) and (2).

Management’s Report on Internal Control Over Financial Reporting

CTS’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including CTS’ principal executive officer and principal financial officer, CTS conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During 2005, CTS acquired SMTEK. The SMTEK business had facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. During the third quarter of 2005, CTS consolidated the Marlborough facility with its existing Londonderry, New Hampshire facility. Each of the remaining facilities reports financial results that are included in this report for the year ended December 31, 2005. CTS’ management has not made an assessment of the SMTEK business’ internal control over financial reporting since the date of the acquisition. The SMTEK business that was not included in CTS’ evaluation of the effectiveness of disclosure controls and procedures represented approximately 14.6% and 10.5% of CTS’ total assets and liabilities, respectively as of December 31, 2005 and approximately 16.3% of CTS’ total 2005 net sales.

Based on CTS’ evaluation under the framework in Internal Control-Integrated Framework, management concluded that CTS’ internal control over financial reporting was effective as of December 31, 2005, excluding the SMTEK business described above. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CTS Corporation
Elkhart, IN
February 27, 2006

/s/ Donald K. Schwanz	/s/ Vinod M. Khilnani
Donald K. Schwanz	Vinod M. Khilnani
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer