Form 10-Q
period 2006-04-02
CTS CORP
filed 2006-04-26
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2006: 35,886,365

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended
	April 2, 2006	April 3, 2005

Net sales	$150,493	$155,330
Costs and expenses:
Cost of goods sold	118,419	127,115
Selling, general, and administrative expenses	16,737	17,757
Research and development expenses	4,092	4,787
Restructuring charge - Note C	1,962	—

Operating earnings	9,283	5,671
Other (expense) income:
Interest expense	(1,111)	(1,717)
Interest income	125	419
Other	3	26
Total other expense	(983)	(1,272)
Earnings before income taxes	8,300	4,399
Income tax expense	2,075	1,012
Net earnings	$6,225	$3,387

Net earnings per share — Note K
Basic	$0.17	$0.09

Diluted	$0.16	$0.09

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	35,821	36,398
Diluted	40,234	40,979

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands of dollars)

	April 2, 2006	December 31, 2005*
ASSETS
Current Assets
Cash and cash equivalents	$12,637	$12,029
Accounts receivable, less allowances (2006 - $2,578; 2005 - $2,373)	94,136	91,265
Inventories — Note F	61,450	60,564
Other current assets	19,813	16,816
Total current assets	188,036	180,674
Property, plant and equipment, less accumulated depreciation (2006 - $251,266; 2005 - $252,545)	106,278	109,676
Other Assets
Prepaid pension asset — Note H	153,680	152,483
Goodwill	24,657	24,657
Other intangible assets	41,540	42,347
Deferred income taxes	22,045	22,011
Other	1,943	2,088
Total other assets	243,865	243,586
Total Assets	$538,179	$533,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$14,124	$13,299
Current portion of long-term debt - Note G	170	164
Accounts payable	62,681	67,196
Accrued liabilities	40,552	39,274
Total current liabilities	117,527	119,933
Long-term debt - Note G	68,208	68,293
Other long-term obligations	16,206	16,139
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,603,592 shares issued at April 2, 2006 and 53,576,243 shares issued at December 31, 2005	275,485	275,211
Additional contributed capital	25,483	24,743
Retained earnings	302,105	296,956
Accumulated other comprehensive earnings (loss)	291	(244)
	603,364	596,666
Cost of common stock held in treasury (17,720,127 shares at 2006 and 17,717,657 shares at 2005)	(267,126)	(267,095)
Total shareholders’ equity	336,238	329,571
Total Liabilities and Shareholders’ Equity	$538,179	$533,936
*The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 2, 2006	April 3, 2005
Cash flows from operating activities:
Net earnings	$6,225	$3,387
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,639	6,848
Equity-based compensation - Note B	865	617
Changes in assets and liabilities, net of effects from purchase of SMTEK
Accounts receivable	(2,871)	2,078
Inventories	(885)	(139)
Other current assets	(2,492)	(2,226)
Prepaid pension asset	(1,197)	(1,887)
Accounts payable and accrued liabilities	(3,188)	1,688
Other	(467)	493
Total adjustments	(3,596)	7,472
Net cash provided by operating activities	2,629	10,859

Cash flows from investing activities:
Payment for purchase of SMTEK, net of cash acquired	—	(35,561)
Capital expenditures	(2,479)	(3,004)
Proceeds from sales of assets	513	499
Net cash used in investing activities	(1,966)	(38,066)

Cash flows from financing activities:
Repayment of debt assumed in connection with purchase of SMTEK	—	(13,013)
Payments of long-term debt	(34,165)	(33,982)
Proceeds from borrowings of long-term debt	34,040	72,715
Increase in short-term notes payable	825	188
Dividends paid	(1,076)	(1,078)
Other	39	78
Net cash provided by (used in) financing activities	(337)	24,908

Effect of exchange rate on cash and cash equivalents	282	(469)
Net increase (decrease) in cash and cash equivalents	608	(2,768)

Cash and cash equivalents at beginning of year	12,029	61,005
Cash and cash equivalents at end of period	$12,637	$58,237

Supplemental cash flow information
Cash paid during the period for:
Interest	$559	$1,503
Income taxes—net	$1,360	$819

Supplemental schedule of noncash investing and financing activities:
Refer to Note E, “Supplemental Schedule of Noncash Investing and Financing Activities”

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 2, 2006	April 3, 2005

Net earnings	$6,225	$3,387
Other comprehensive earnings (loss):
Cumulative translation adjustment	535	(395)
Comprehensive earnings	$6,760	$2,992

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED
April 2, 2006

NOTE A—Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

NOTE B—Share-Based Compensation

Effective January 1, 2006, CTS adopted the provisions of the Financial Accounting Standards Board’s (FASB) Financial Accounting Standard (FAS) No. 123(R), “Share-Based Payment.” FAS No. 123(R) requires that CTS recognize expense related to the fair value of stock-based compensation awards in the Unaudited Condensed Consolidated Statement of Earnings.

Prior to January 1, 2006, CTS accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations. Accordingly, stock compensation expense was not recognized in the Unaudited Condensed Consolidated Statement of Earnings for stock options granted with an exercise price equal to the market value of the common stock on the grant date. However, prior years’ financial statements did include pro forma disclosures for equity-based awards as if the fair-value approach had been followed. The following table presents the pro forma net earnings and net earnings per share for the quarter ending April 3, 2005, as if CTS had applied the provisions of FAS No. 123(R) during that period:

($ in thousands, except per share amounts)	Three Months Ended April 3, 2005
Net earnings, as reported	$3,387
Deduct: Stock-based employee compensation cost, net of tax, if fair value method were used	(130)
Proforma net earnings	$3,257

Net earnings per share-basic, as reported	$0.09
Proforma net earnings per share-basic	0.09
Net earnings per share-diluted, as reported	0.09
Proforma net earnings per share-diluted	$0.09

CTS has elected to follow the modified prospective transition method allowed by FAS No. 123(R), and therefore, will apply the provisions of FAS No. 123(R) to awards modified or granted after January 1, 2006. In addition, for awards which were unvested as of January 1, 2006, CTS will recognize compensation expense in the Unaudited Condensed Consolidated Statement of Earnings over the remaining vesting period. The compensation expense for these awards will be based on the grant-date fair value as calculated for the prior years’ pro forma disclosures. As allowed under the modified prospective transition method, the financial results for prior periods have not been restated. The cumulative effect of the change in accounting principle from APB No. 25 was not material.

As a result of adopting FAS No. 123(R), CTS’ operating earnings and earnings before income taxes for the three months ending April 2, 2006 includes $209,000 of additional compensation expense, equating to $157,000 of after-tax expense included in net earnings. Reported basic and diluted earnings per share are unchanged due to the adoption of FAS No. 123(R).

Prior to the adoption of FAS No. 123(R), CTS presented tax benefits in excess of recognized cumulative compensation costs as operating cash flows in the Unaudited Condensed Consolidated Statement of Cash Flows. FAS No. 123(R) requires these cash flows be classified as financing cash flows. CTS has classified $26,000 and $15,000 of these excess tax benefits as financing cash flows for the periods ending April 2, 2006 and April 3, 2005, respectively.

At April 2, 2006, CTS had five equity-based compensation plans: the 1988 Restricted Stock and Cash Bonus Plan (1988 Plan), the 1996 Stock Option Plan (1996 Plan), the 2001 Stock Option Plan (2001 Plan), the Nonemployee Directors’ Stock Retirement Plan (Directors’ Plan), and the 2004 Omnibus Long-Term Incentive Plan (2004 Plan). As of December 2004, additional grants can only be made under the 2004 Plan. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors. In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statement of Earnings for the three months ended April 2, 2006 and April 3, 2005 relating to these plans:

($ in thousands)	April 2, 2006	April 3, 2005
Stock options (1)	$223	$23
Restricted stock units	581	516
Restricted stock	61	78
Total	$865	$617

(1)	Stock option expense includes $14 and $23 in the quarters ending April 2, 2006 and April 3, 2005, respectively, related to non-employee director stock options.
_______________________

The following table summarizes the status of these plans as of April 2, 2006:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	239,000	952,974	332,000
Restricted stock units outstanding	520,128	—	—
Awards exercisable	25,601	748,529	287,351
Awards available for grant	5,671,534	—	—

Stock Options

Stock options are exercisable in cumulative annual installments over a maximum 10-year period, commencing at least one year from the date of grant. Stock options are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The stock options generally vest over four years and have a 10-year contractual life. The awards generally contain provisions to either accelerate vesting or allow vesting to continue on schedule upon retirement if certain service and age requirements are met. The awards also provide for accelerated vesting if there is a change in control event.

The Company estimates the fair value of the stock option on the grant date using the Black-Scholes option-pricing model and assumptions for expected price volatility, option term, risk-free interest rate, and dividend yield. Expected price volatilities are based on historical volatilities of the Company’s stock. The expected option term is derived from historical data on exercise behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the status of stock options as of April 2, 2006 and April 3, 2005, and changes during the three-month periods then ended, is presented below:

	April 2, 2006		April 3, 2005
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,567,499	$15.93	1,636,900	$16.82
Granted	—	—	—	—
Exercised	(16,000)	8.54	(8,725)	8.32
Expired	(20,475)	26.93	(31,601)	30.01
Forfeited	(7,050)	9.31	(6,274)	11.05
Outstanding at end of period (1)	1,523,974	$15.89	1,590,300	$16.63
Exercisable at end of period	1,061,481	$18.38	821,908	$21.52

(1) All options outstanding at April 2, 2006 are currently expected to vest.
_____________________

The total intrinsic value of share options exercised during the quarters ended April 2, 2006 and April 3, 2005 was $65,000 and $38,000, respectively.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at April 2, 2006 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	7.71 years	—
Options exercisable	7.96 years	—

A summary of the nonvested stock options as of April 2, 2006 and April 3, 2005, and changes during the three-month periods then ended, is presented below:

	April 2, 2006		April 3, 2005
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	488,943	$6.94	792,716	$5.53
Granted	—	—	—	—
Vested	(19,400)	4.62	(18,060)	10.31
Forfeited	(7,050)	4.64	(6,274)	4.16
Nonvested at end of period	462,493	$7.06	768,392	$5.34

The total fair value of shares vested during the quarters ended April 2, 2006 and April 3, 2005 was $90,000 and $186,000, respectively.  As of April 2, 2006, there was $869,000 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at April 2, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 4/2/06	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at 4/2/06	Weighted-Average Exercise Price
$ 7.70. 11.11	929,099	7.31	$9.33	478,606	$8.66
14.02 - 16.24	144,800	5.93	14.37	132,800	14.34
23.00 - 33.63	344,325	4.78	24.56	344,325	24.56
35.97 - 50.00	104,250	4.45	47.05	104,250	47.05
56.94 - 79.25	1,500	3.53	64.38	1,500	64.38

Restricted Stock Units

Stock settled restricted stock units (RSUs) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers and key employees as compensation. Generally, the RSUs vest over a five-year period. A summary of the status of RSUs as of April 2, 2006 and April 3, 2005, and changes during the three-month periods then ended is presented below:

	April 2, 2006		April 3, 2005
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	525,898	$11.49	252,000	$11.07
Granted	20,000	12.26	72,450	13.31
Settled	(12,310)	12.27	—	—
Cancelled	(13,460)	11.25	(4,950)	11.04
Outstanding at end of year	520,128	$11.51	319,500	$11.58
Weighted-average remaining contractual life	4.9 years		5.4 years

As of April 2, 2006, there was $3.2 million of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 2.0 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Restricted Stock and Cash Bonus Plan

CTS’ 1988 Plan originally reserved 2,400,000 shares of CTS’ common stock for sale at market price, or award, to key employees. Under the 1988 Plan, 53,482 shares of Restricted Stock were outstanding as of April 2, 2006.  Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS.  In general, restrictions lapse at the rate of 20% per year beginning one year from the grant date.  In addition, the 1988 Plan provides for a cash bonus to the participant equal to the fair market value of shares on the dates restrictions lapse, in the case of an award. The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award or sale. As of April 2, 2006, there was $346,000 of total unrecognized compensation cost related to nonvested Restricted Stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock. The Directors Plan was frozen effective December 1, 2004. All future grants will be from the 2004 Plan.

NOTE C - Restructuring Charge

In January 2006, CTS announced its intention to consolidate its Berne, Indiana manufacturing operations into three of its other existing facilities. Automotive product operations at Berne will be transferred to CTS’ automotive facilities in Matamoros, Mexico and Elkhart, Indiana. Electronic components operations in Berne will be moved to CTS’ Singapore facility. Some electronic component related service functions are expected to remain in Berne. The consolidation process is expected to largely be completed in the second half of 2006.

The following table displays the cost associated with the Berne consolidation which are expected to be incurred, as well as a summary of the actual costs incurred through April 2, 2006:

($ in millions)	Expected to be Incurred	Actual incurred through April 2, 2006

Workforce reduction	$3.1	$1.7
Postemployment obligation curtailment, net - Note H	0.2	0.2
Other	0.1	—
Restructuring charge	3.4	1.9
Equipment relocation	0.3	—
Other employee related costs	0.3	0.2
Restructuring-related costs	0.6	0.2
Total restructuring and restructuring-related costs	$4.0	$2.1

All of the Berne consolidation costs relate to the Components and Sensors business segment. Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statement of Earnings and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity for the quarter ending April 2, 2006:

($ in millions)
Restructuring liability at January 1, 2006	$—
First quarter 2006 charge	2.1
Costs paid	(0.4)
Restructuring liability at April 2, 2006	$1.7

NOTE D—Acquisition

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

The following table presents CTS’ unaudited pro forma consolidated results of operations for the quarter ending April 3, 2005 as if the acquisition had been completed at the beginning of the period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

($ in thousands, except per share amounts)	Pro forma Three Months Ended April 3, 2005

Revenues	$165,377
Net income	$3,561

Earnings per share:
Basic	$0.10
Diluted	$0.09

NOTE E—Supplemental Schedule of Noncash Investing and Financing Activities

In 2005, the Company purchased all of the capital stock of SMTEK for $61.1 million. In conjunction with the acquisition, CTS issued common stock and assumed liabilities as follows (refer also to Note D, “Acquisition”):

($ in millions)
Cash paid	$37.2
Fair value of stock issued	10.9
Liabilities assumed	32.8
Fair value of assets acquired	$80.9

NOTE F—Inventories

Inventories consist of the following:

($ in thousands)	April 2, 2006	December 31, 2005
Finished goods	$10,582	$11,771
Work-in-process	14,352	16,039
Raw materials	36,516	32,754
Total inventories	$61,450	$60,564

NOTE G - Debt

Long-term debt was comprised of the following:

($ in thousands)	April 2, 2006	December 31, 2005
Revolving credit agreement, average interest rate of 6.5% (2006) and 6.1% (2005) due in 2007	$2,000	$2,080
Convertible, senior subordinated debentures at a weighted-average rate of 2.125%, due in 2024	60,000	60,000
Convertible, subordinated debentures at a weighted-averaged rate of 6.5%, due in 2007	5,500	5,500
Term loan, interest 5.8%, due in 2011	878	875
Other debt, weighted-average rate of 6.3% (2005) due 2006	—	2
	68,378	68,457
Less current maturities	170	164
Total long-term debt	$68,208	$68,293

CTS has a $75 million senior, secured revolving credit agreement that had an outstanding balance of $2.0 million at April 2, 2006. Any outstanding balances under the revolving credit agreement are senior to CTS’ convertible debentures. The revolving credit agreement is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the revolving credit agreement fluctuate based upon LIBOR. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on performance under certain financial covenants and was 0.38 percent per annum at April 2, 2006. The revolving credit agreement requires, among other things, that CTS comply with minimum fixed charge coverage, maximum leverage ratio, and minimum tangible net worth covenants. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. Additionally, the revolving credit agreement limits the amounts allowed for capital expenditures and acquisitions. In March 2006, CTS amended its revolving credit agreement to increase the permitted level of unsecured debt under other agreements and to modify restrictions on dividends and other distributions. The revolving credit agreement expires in July 2007.

CTS has $60 million convertible senior subordinated debentures (2.125% Debentures). These unsecured debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024. The 2.125% Debentures are convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes). Upon conversion of the 2.125% Debentures, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock.

The conversion price of the 2.125% Debentures will be adjusted if CTS completes certain transactions, including: distribution of shares as a dividend to substantially all shareholders; subdivision, combination or reclassification of its common stock; distribution of stock purchase warrants to substantially all shareholders; distribution of cash, stock or property to shareholders in excess of $0.03 per share; or purchase of its common stock pursuant to a tender offer or exchange offer under certain circumstances.

Holders may convert the 2.125% million Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of April 2, 2006, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

CTS may, at its option, redeem all or a portion of the 2.125% Debentures for cash at any time on or after May 1, 2009, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest at the redemption date. Holders may require CTS to purchase for cash all or part of their notes on May 1, 2009, 2014, and 2019, or upon the occurrence of certain events, at 100% of the principal amount of the notes plus accrued and unpaid interest up to, but not including, the date of purchase.

CTS has a registration rights agreement relating to the 2.125% Debentures which became effective in 2004. CTS' obligation to keep the registration statement continuously effective for a period of two years will expire in May 2006. The registration rights agreement provides that in the event of a default in this obligation, CTS is subject to an additional interest penalty of 0.25% per annum of the principal for the first 90 days of default and 0.5% per annum of principal thereafter. If a holder converts during a period of default, in lieu of additional interest CTS must deliver 103% of the number of shares the holder would otherwise have received in settlement. As of April 2, 2006, the maximum additional interest which CTS could incur as a result of the failure to maintain an effective registration statement was approximately $20,000.

The Company has $5.5 million of 6.5% convertible, subordinated debentures (6.5% Debentures) outstanding at April 2, 2006. These debentures are unsecured and convert into CTS common stock at a conversion price of $20.05 per share. At any time after April 2005, the purchasers may accelerate the maturity of the debentures. CTS also has the right at any time after April 2005, and under certain circumstances including a volume weighted average price greater than the conversion price by more than 175% for at least twenty trading days, to force conversion of the debentures into common stock. Interest on the debentures is payable semi-annually.

The conversion price of the 6.5% Debentures will be adjusted if CTS completes certain transactions, including: a common stock split or similar event; a distribution of stock purchase warrants to substantially all shareholders; a distribution of non-cash assets to substantially all shareholders; a cash distribution to substantially all shareholders which together with other cash distributions during the preceding year totals in excess of 3% of the market price of common stock; or a merger or other transaction under which shares of common stock are converted into another class of stock or security or into the securities of another corporation.

While any of the 6.5% Debentures are outstanding, CTS is subject to covenants which among other things, restrict its ability to pay dividends, repurchase stock, make payments on debt which ranks junior to the 6.5% Debentures and engage in certain transactions with subsidiaries and affiliates. CTS' obligation under a registration right agreement to maintain an effective registration statement for the stock underlying the 6.5% Debentures expired in 2004.

In connection with the acquisition of SMTEK, CTS assumed a term loan, which has a balance of $0.9 million at April 2, 2006. The term loan is secured by machinery and equipment of the Thailand manufacturing facility and requires monthly payments through May 2011.

NOTE H—Retirement Plans

Net pension (income) / postretirement expense for the three months ended April 2, 2006 and April 3, 2005 includes the following components:

	Pension Plans		Other Postretirement Benefit Plans
($ in thousands)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Service cost	$1,276	$1,318	$4	$7
Interest cost	3,012	2,846	75	79
Expected return on plan assets (2)	(6,175)	(6,318)	—	—
Amortization of unrecognized:
Transition obligation	—	(76)	—	—
Prior service cost	134	184	—	—
Recognized (gain) loss	644	206	—	—
Curtailment loss	325	475	(81)	—
(Income)/expense, net	$(784)	$(1,365)	$(2)	$86

(2) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
________________________

In the first quarter of 2006, CTS recognized a pension plan curtailment loss of approximately $0.3 million and another postretirement benefit plan curtailment gain of approximately $0.1 million due to reduced employment levels. Also, effective April 1, 2006, CTS closed one of its U.S. defined benefit plans to new participants.

NOTE I—Business Segments

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments.  CTS has two reportable business segments: 1) Electronics Manufacturing Services (EMS) and 2) Components and Sensors.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer. Additionally, for some customers, CTS provides full turnkey manufacturing and completion including design, bill-of-material management, logistics, and repair.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K.  Management evaluates performance based upon segment operating earnings before restructuring and related charges, interest expense, other non-operating income, and income tax expense.

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
First Quarter of 2006
Net sales to external customers	$82,865	$67,628	$150,493
Segment operating earnings	1,047	10,357	11,404
Total assets	154,828	383,351	538,179

First Quarter of 2005
Net sales to external customers	$91,166	$64,164	$155,330
Segment operating earnings	2,131	3,540	5,671
Total assets	166,481	428,160	594,641

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

($ in thousands)	First Quarter 2006	First Quarter 2005
Total segment operating earnings	$11,404	$5,671
Restructuring and related charges - Components and Sensors	(2,121)	—
Interest expense	(1,111)	(1,717)
Interest income	125	419
Other income	3	26
Earnings before income taxes	$8,300	$4,399

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

NOTE K—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the quarters ending April 2, 2006 and April 3, 2005.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2006
Basic EPS	$6,225	35,821	$0.17
Effect of dilutive securities:
Convertible debt	241	4,000
Equity-based compensation plans		413
Diluted EPS	$6,466	40,234	$0.16

First Quarter 2005
Basic EPS	$3,387	36,398	$0.09
Effect of dilutive securities:
Convertible debt	250	4,000
Equity-based compensation plans		581
Diluted EPS	$3,637	40,979	$0.09

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2006 and 2005 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended
(Number of shares in thousands)	April 2, 2006	April 3, 2005
Stock options where the assumed proceeds exceed the average market price of common shares during the period	834	713
Securities related to the 6.5% convertible debentures	274	1,247

NOTE L - Leases

CTS incurred approximately $1.3 million and $1.9 million of rent expense in the quarters ending April 2, 2006 and April 3, 2005, respectively. The future minimum lease payments under the Company’s operating leases are $3.6 million for the remainder of 2006, $4.7 million in 2007, $4.0 million in 2008, $3.8 million in 2009, $2.4 million in 2010, and $3.7 million thereafter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CTS is a global manufacturer of components and sensors used primarily in the automotive, communications, and computer markets. The Company also provides electronic manufacturing solutions, including design and supply chain management functions, primarily serving the communications, computer, industrial, and medical markets under contract arrangements with the original equipment manufacturers (OEMs). Sales and marketing are accomplished through CTS sales engineers, independent manufacturer’s representatives, and distributors. Sales are reported through two business segments, Electronics Manufacturing Services (EMS) and Components and Sensors.

In the first quarter of 2006, sales of EMS and Components and Sensors business segments represented 55.1% and 44.9% of CTS’ total sales respectively, compared to 58.7% and 41.3% respectively in the first quarter of 2005.

As discussed in more detail throughout the Management's Discussion and Analysis:

•
Sales decreased by $4.8 million, or 3.1%, in the first quarter of 2006 from the first quarter of 2005. Sales in the EMS business segment decreased by 9.1% compared to the first quarter of 2005, while sales in the Components and Sensors business segment increased by 5.4% versus the first quarter of 2005.

•
Gross margins, as a percent of sales, were 21.3% and 18.2% in the first quarter of 2006 and 2005, respectively. The overall increase in gross margins was due to favorable segment sales mix versus the first quarter of 2005 as well as increased gross margins within each business segment. The Components and Sensors business segment, which inherently generates a higher gross margin, increased to 44.9% of total sales in the first quarter of 2006 compared to 41.3% of total sales in the same period of 2005.

•
The Company continued to reduce selling, general and administrative, and research and development expenses as a percent of sales. Despite the sales decrease from the first quarter of 2005, selling, general, and administrative expenses combined with research and development expenses decreased to 13.8% of total sales compared to 14.5% of total sales in the first quarter of 2005.

•	Net earnings were $6.2 million, or $0.16 per diluted share, in the first quarter of 2006 compared to $3.4 million, or $0.09 per diluted share, in the first quarter of 2005.

•
The first quarter of 2006 included a $2.1 million pre-tax expense, or $0.04 per share, for restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations into three of its other existing facilities (see Note C for additional information). Additionally, the first quarter of 2006 included a favorable insurance claim settlement of approximately $1.5 million pre-tax, or $0.03 per share.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect its consolidated financial statements.

▪	Estimating inventory valuation, the allowance for the doubtful accounts, and other accrued liabilities

▪	Valuation of long-lived and intangible assets, and depreciation/amortization periods

▪	Income taxes

▪	Retirement plans

In the first quarter of 2006, there have been no changes in the above critical accounting policies, except that the following policy has been added in consideration of CTS’ adoption of FAS No. 123(R), “Share based Payment,” effective January 1, 2006.

Share-Based Compensation

Effective January 1, 2006, CTS adopted the provisions of FAS No. 123(R) which required CTS to recognize the expense related to the fair value of stock-based compensation awards in the Unaudited Condensed Consolidated Statement of Earnings. CTS elected to follow the modified prospective transition method allowed by FAS No. 123(R), and therefore, only applied the provisions of FAS No. 123(R) to awards modified or granted after January 1, 2006. In addition, for awards which were unvested as of January 1, 2006, CTS will recognize compensation expense in the Unaudited Condensed Consolidated Statement of Earnings over the remaining vesting period. Prior to January 1, 2006, CTS accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.”

FAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. CTS uses the Black-Scholes option pricing model. A number of assumptions are used by the Black-Scholes option-pricing model to compute the grant date fair value, including expected price volatility, option term, risk-free interest rate, and dividend yield. Expected volatilities are based on historical volatilities of the Company’s stock. The expected option term is derived from historical data on exercise behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Unaudited Condensed Consolidated Statement of Earnings. CTS’ stock options primarily have a graded-vesting schedule. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.  CTS’ stock options generally contain provisions to either accelerate vesting or allow vesting to continue on schedule upon retirement if certain service and age requirements are met. As a result, equity-based compensation expense recorded in future income statements could fluctuate based on the terms of the awards, the assumptions used in the valuation model, or the status of those employees receiving awards.

Results of Operations

Comparison of First Quarter 2006 and First Quarter 2005

Business Segment Discussion

Refer to Note I, “Business Segments,” for a description of the Company’s business segments.

The following table highlights the business segment results for the three-month periods ending April 2, 2006 and April 3, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Quarter 2006
Sales	$67,628	$82,865	$150,493
Segment operating earnings	10,357	1,047	11,404
% of sales	15.3%	1.3%	7.6%

First Quarter 2005
Sales	$64,164	$91,166	$155,330
Segment operating earnings	3,540	2,131	5,671
% of sales	5.5%	2.3%	3.7%

Sales in the Components and Sensors business segment were up $3.5 million, or approximately 5.4% from the first quarter of 2005. The increase in sales was attributable primarily to growth in automotive product sales, growth in the sale of electronic components into infrastructure applications, and increased royalty revenue partially offset by a decrease of sales into mobile handset applications as CTS continues to de-emphasize these products.

The Components and Sensors business segment operating earnings were $10.4 million in the first quarter of 2006 versus $3.5 million in the first quarter of 2005. Operating earnings in the first quarter of 2006 included a favorable insurance claim settlement of approximately $1.5 million, or $0.03 per share. Other operating earning improvements resulted from personnel savings related to headcount reductions taken primarily in the first quarter of 2005, margin contribution from the higher sales volume, favorable product mix as the sales shifted from the less profitable handset market into the more profitable infrastructure applications and automotive products, and increased royalty revenue. In the first quarter of 2006, CTS has recorded pension income of $0.8 million in operating income. This amount includes $0.3 million of pension curtailment losses associated with the Berne consolidation, which are included in the restructuring charge discussed above. The remaining $1.1 million of pension income compares to $1.4 million of pension income recorded in the first quarter of 2005. The decrease from prior year results primarily from the amortization of losses resulting from lower pension returns than expected in prior years in the U.S. Plans. The increase in the loss amortization expense item from 2005 to 2006 is a result of a change in mortality assumption (resulting in longer life expectancies), actual plan experience being less favorable than expected, and the amortization of deferred asset losses from prior years.

The EMS business segment experienced a sales decrease of $8.3 million, or 9.1%, in the first quarter of 2006 versus the first quarter of 2005. The decrease in sales was attributable primarily to lower sales into the computer market.

The EMS business segment operating earnings decreased $1.1 million primarily due to lower sales volumes and the incremental costs related to the full quarter of expense in 2006 versus two months of expense in 2005 for the January 31, 2005 SMTEK acquisition.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated statements of earnings for the three-month periods ended April 2, 2006 and April 3, 2005:

	Three months ended
($ in thousands, except net earnings per share)	April 2, 2006	April 3, 2005	Increase (Decrease)
Net sales	$150,493	$155,330	$(4,837)
Restructuring-related costs	159	-	159
	0.1%	-%	0.1%

Gross margin	32,074	28,215	3,859
% of net sales	21.3%	18.2%	3.1%

Selling, general and administrative expenses	16,737	17,757	(1,020)
% of net sales	11.1%	11.4%	(0.3)%

Research and development expenses	4,092	4,787	(695)
% of net sales	2.7%	3.1%	(0.4)%

Restructuring charge	1,962	-	1,962
% of net sales	1.3%	-%	1.3%

Operating earnings	9,283	5,671	3,612
% of net sales	6.2%	3.7%	2.5%

Income tax expense	2,075	1,012	1,063

Net earnings	$6,225	$3,387	$2,838
% of net sales	4.1%	2.2%	1.9%

Net earnings per share - diluted	$0.16	$0.09	$0.07

First quarter sales of $150.5 million decreased $4.8 million, or 3.1%, from the first quarter of 2005. The decrease was mainly attributable to lower sales in the computer market in the EMS business segment. The Components and Sensors business segment partially offset the sales decrease with higher sales of automotive products, higher sales of electronic components into infrastructure applications, and higher revenue from royalties.

Gross margin increased $3.9 million in the first quarter of 2006 from the first quarter of 2005 due to favorable business segment sales mix and gross margin improvement within each business segment. The Components and Sensors business segment, which inherently generates a higher gross margin, increased to 44.9% of total sales in the first quarter of 2006 compared to 41.3% of total sales in the same period of 2005 due mainly to sales growth in automotive sensor products.

Selling, general and administrative expenses were $16.7 million, or 11.1% of sales, in the first quarter of 2006 versus $17.8 million, or 11.4% of sales in the first quarter of 2005.
Selling, general and administrative expenses were favorably impacted by an insurance claim settlement received in the first quarter of 2006 and by personnel reductions taken primarily in the first quarter of 2005.

Research and development expenses were $4.1 million, or 2.7% of sales in the first quarter of 2006 versus $4.8 million, or 3.1% of sales in the first quarter of 2005. The percentage decrease was primarily due to personnel savings related to headcount reductions taken primarily in the first quarter of 2005 primarily in the Components and Sensors business segment. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.

Operating earnings were $9.3 million in the first quarter of 2006 compared to $5.7 million in the first quarter of 2005. The increase in operating earnings included $2.1 million of expenses, or $0.04 per share, from restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations and also included the favorable impact from an insurance claim settlement of approximately $1.5 million, or $0.03 per share. In the first quarter of 2006, CTS has recorded pension income of $0.8 million in operating income. This amount includes $0.3 million of pension curtailment losses associated with the Berne consolidation, which are included in the restructuring charge discussed above. The remaining $1.1 million of pension income compares to $1.4 million of pension income recorded in the first quarter of 2005 The decrease from prior year results primarily from the amortization of losses resulting from lower pension returns than expected in prior years in the U.S. Plans. The increase in the loss amortization expense item from 2005 to 2006 is a result of a change in mortality assumption (resulting in longer life expectancies), actual plan experience being less favorable than expected, and the amortization of deferred asset losses from prior years.

In 2005, CTS changed its estimate of its 2005 tax rate before the benefit of reversal of reserves and expense of HIA dividend from 23% to 25%. The higher effective tax rate reflects the lower than planned revenue and profitability in certain jurisdictions with lower statutory tax rates partially offset by increased profitability in certain jurisdictions with higher statutory tax rates.

Net earnings of $6.2 million, or 4.1% of sales, increased $2.8 million versus the first quarter of 2005. Net earnings per share of $0.16 were $0.09 higher than first quarter 2005.

Outlook

Based on the first quarter results and the outlook for the remainder of the year, CTS expects full-year 2006 sales to grow by 6% - 8% over 2005. Full-year adjusted diluted earnings per share are now expected to be in a range of $0.75 to $0.80, excluding full-year Berne restructuring and related charges of approximately $0.08 per share.

The following table provides a reconciliation of projected earnings per share, diluted to adjusted actual and projected earnings per share, diluted for the Company:

	Actual		Projected Twelve Months Ended December 31, 2006
	Three Months Ended
	April 2, 2006	April 3, 2005
Earnings per share, diluted	$0.16	$0.09	$0.67 - $ 0.72
Tax affected charges to reported diluted earnings per share:
Restructuring and related charges	0.04	—	0.08
Adjusted earnings per share, diluted	$0.20	$0.09	$0.75 - $ 0.80

Adjusted earnings per share, diluted is a non-GAAP financial measure. The most directly comparable GAAP financial measure is earnings per share, diluted. CTS calculated adjusted earnings per share, diluted for the first quarter of 2006 and full year projected adjusted earnings per share, diluted to exclude the per share impact of restructuring and related charges associated with the Berne facility consolidation. We exclude the impact of this item because it was a discrete event which had a significant impact on comparable GAAP financial measures and could distort an evaluation of our normal operating performance. CTS uses adjusted earnings per share, diluted measures, to evaluate overall performance, establish plans and perform strategic analysis. Using adjusted earnings per share, diluted measures avoids distortion in the evaluation of operating results by eliminating the impact of events which are not related to normal operating performance. Because adjusted earnings per share, diluted measures are based on the exclusion of specific items, they may not be comparable to measures used by other companies which have similar titles. CTS' management compensates for this limitation when performing peer comparisons by evaluating both GAAP and non-GAAP financial measures reported by peer companies. CTS believes that adjusted earnings per share, diluted measures are useful to its management, investors and stakeholders in that they:

- provide a truer measure of CTS' operating performance,
- reflect the results used by management in making decisions about the business, and
- help review and project CTS' performance over time.

We recommend that investors consider both actual and projected earnings per share, diluted and actual and projected adjusted earnings per share, diluted measures in evaluating the performance of CTS with peer companies.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $12.6 million at April 2, 2006 compared to $12.0 million at December 31, 2005. Total debt on April 2, 2006 was $82.5 million, substantially unchanged from $81.8 million at the end of 2005. Total debt as a percentage of total capitalization was 19.7% at the end of the first quarter of 2006, compared with 19.9% at the end of 2005.

Working capital increased $9.8 million in the first quarter of 2006 versus December of 2005, primarily driven by the following:

•	Other current assets increase of $3.0 million, which included a non-trade receivable for royalties of $1.2 million and a $0.8 million related to non-trade receivables for lease deposit refunds.

•	Accounts receivables increased by $2.9 million. The primary drivers for the increase were $2.5 million due to the Delphi bankruptcy proceedings and slower payments from other key customers.

•	Inventory increased by $0.9 million due to increased buffer stock for the Berne product transition and inventory builds related to anticipated new customer demand in the EMS business segment.

•	Accounts payable decreased by $4.5 million primarily driven by the EMS business segment sales decrease.

Working capital increases were partially offset by

•	Accrued liabilities increased by $1.3 million primarily driven by increased accrued payroll, deductions and benefits.

Cash Flow

Operating Activities

Net cash provided by operating activities was $2.6 million for the first quarter of 2006.  Components of net cash provided by operating activities included net earnings of $6.2 million, depreciation and amortization expense of $6.6 million and equity-based compensation of $0.9 million partially offset by unfavorable changes in assets and liabilities of $11.1 million. The unfavorable changes in assets and liabilities were primarily due to increased accounts receivables of $2.9 million, an increase in other current assets of $2.5 million, an increase in prepaid pension asset of $1.2 million, an increase in inventory of $0.9 million and a decrease in accounts payable and accrued liabilities of $3.2 million.

Net cash provided by operating activities was $10.9 million for the first quarter of 2005.  Components of net cash provided by operating activities included net earnings of $3.4 million, depreciation and amortization expense of $6.8 million, equity-based compensation of $0.5 million and a $0.1 million favorable change in assets and liabilities. The favorable changes in assets and liabilities were primarily due to decreased accounts receivables of $2.1 million and an increase of $1.7 million in accounts payable and accrued liabilities. The unfavorable changes in assets and liabilities were primarily due to the $2.2 million increase in other current assets and the $1.9 million increase in prepaid pension asset.

Total free cash flow in the first quarter of 2006 was $0.1 million. Total free cash flow in the first quarter of 2005 was $7.9 million.

Free cash flow is a non-GAAP financial measure which CTS defines as net cash provided by operations less capital expenditures. The most comparable GAAP measure is net cash provided by operations. CTS' management uses free cash flow to evaluate financial performance and in strategic planning, specifically, for investing and financing decisions. CTS' management believes free cash flow is a useful measure because it indicates the ability of a business operation to fund its own required capital investments. CTS' management believes that the non-GAAP measure free cash flow is useful to investors because it reflects the performance of its overall operations more accurately than net cash provided by operations and because it provides investors with the same results that management uses as the basis for making decisions about the business. Free cash flow is not an indicator of residual cash available for discretionary spending, because it does not take into account mandatory debt service or other non-discretionary spending requirements which are not deducted in the calculation of free cash flow. CTS' management takes these limitations into account when using free cash flow to make investing and financing decisions.

The following table summarizes free cash flow for CTS:

	Three Months Ended
($ in millions)	April 2, 2006	April 3, 2005
Net cash provided by operations	$2.6	$10.9
Capital expenditures	(2.5)	(3.0)
Free cash flow	$0.1	$7.9

Net cash used in investing activities were $2.0 million for the first quarter of 2006, including $2.5 million used for capital expenditures partially offset by $0.5 million in proceeds for sale of assets.

Net cash used in investing activities totaled $38.1 million in the first quarter of 2005. The cash used for the SMTEK acquisition was $35.6 million, and capital expenditures were $3.0 million.

Net cash used in financing activities for the first quarter of 2006 were $0.3 million, consisting primarily of $1.1 million in dividend payments partially offset by $0.8 million in increased short-term notes payable.

Net cash provided by financing activities were $24.9 million in first quarter of 2005, including net proceeds of $38.9 million from borrowings offset by the repayment of debt of $13.0 million assumed in the SMTEK acquisition, and $1.1 million in dividends to shareholders.

Capital Resources

Refer to Note G, “Debt,” for further discussion.

CTS has a $75 million senior, secured revolving credit agreement that had an outstanding balance of $2.0 million at April 2, 2006. Any outstanding balances under the revolving credit agreement would be senior to CTS’ convertible debentures. The revolving credit agreement is collateralized by substantially all U.S. assets and a pledge of 65% of the capital stock of certain non-U.S. subsidiaries. Interest rates on the revolving credit agreement fluctuate based on LIBOR. CTS pays a commitment fee on the undrawn portion of the credit agreement. The commitment fee varies based on performance under certain financial covenants and is currently 0.38  percent per annum. The revolving credit agreement requires, among other things, that CTS comply with a minimum fixed charge coverage ratio, a maximum leverage ratio, and a minimum tangible net worth covenants. As of April 2, 2006, CTS was in compliance with these covenants. Failure of CTS to comply with these covenants could reduce the borrowing availability under the credit agreement. Additionally, the credit agreement limits the amounts allowed for dividends, capital expenditures, and acquisitions.  In March 2006, CTS amended its revolving credit agreement to increase the permitted level of unsecured debt under other agreements and to modify restrictions on dividends and other distributions. The credit agreement expires in July 2007.

CTS believes cash flows from operating activities and available borrowings under its Credit Facility will be adequate to fund its working capital and capital expenditure requirements. CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of stock. The authorization expires June 30, 2007. The previously authorized one million share repurchase program dated July 2004 was completed in the fourth quarter of 2005. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first quarter of 2006, CTS repurchased 1,500 shares at a total cost of $18,762. At April 2, 2006, CTS was authorized to repurchase approximately 859,100 additional shares.

In November 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under the CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission.  In November 2005, CTS terminated this direct stock purchase plan under this registration statement.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission.  CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.   During the first three months of 2006, CTS did not issue any securities under this registration statement.  As of April 2, 2006, CTS could offer up to $435.1 million of additional debt and/or equity securities under this registration statement.

Capital Requirements

The following table sets forth the impact that contractual obligations, as of April 2, 2006, are expected to have on the Company's liquidity and cash flow in future periods:

	Payments Due by Period
($ in millions)	Total	2006	2007 - 2008		2009 - 2010	2011 - beyond
Long-term debt (1)	$92.0	1.3	$10.5	(2)	$2.9	$77.3	(3)
Operating leases	18.5	3.4	5.7		4.2	5.2
Purchase obligations	—	—	—		—	—
Retirement obligations	15.5	1.1	3.1		3.2	8.1
	$126.0	5.8	$19.3		$10.3	$90.6
___________________________

(1)
Including principal and coupon payments of the 6.5% Debentures issued in 2002, principal and coupon payments of 2.125% Debentures issued in 2004, and principal payment of the revolving credit agreement.

(2)
Including 6.5% Debentures issued in 2002 and $2.1 million outstanding under the revolving credit agreement. For the 6.5% Debentures, the investors may accelerate the maturity of the debentures at any time after the three-year anniversary of the issue date. These debentures convert into CTS common stock at a conversion price of $20.05 per share.

(3)	2.125% Debentures issued in May 2004. Investors may convert the debentures, under certain circumstances, at any time to CTS common stock. The conversion price is $15.00 per common share.

Purchase obligations are defined as agreements that are enforceable and legally binding on CTS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. CTS purchases direct materials, generally related to customer orders, for production occurring at its manufacturing facilities around the world. These goods are secured using purchase orders, either blanket or discrete. Purchase orders commit CTS to take delivery of the quantities ordered generally over a specified delivery schedule. CTS’ standard purchase order terms and conditions state that, should CTS cancel an order, CTS will reimburse its supplier only for the costs incurred at the time of cancellation. CTS’ purchase order cancellations generally occur due to order cancellation by a customer. If a customer cancels its order, CTS’ standard terms of sale provide for reimbursement of costs, including those related to CTS’ purchase orders. Therefore, these commitments are not included in purchase obligations.

Retirement obligations include defined benefit and other post-retirement benefits. Please refer to “Note H —Retirement Plans” for additional information related to the retirement plans, including the important assumptions.

Off-Balance Sheet Arrangements

CTS incurred approximately $1.3 million and $1.9 million of rent expense in the quarters ending April 2, 2006 and April 3, 2005, respectively. The future minimum lease payments under the Company's operating leases are $3.6 million for the remainder of 2006, $4.7 million in 2007, $4.0 million in 2008, $3.8 million in 2009, $2.4 million in 2010, and $3.7 million thereafter.

__________________________________________________

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

There have been no other material changes in CTS’ market risk since December 31, 2005.

Item 4.	Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of April 2, 2006, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above, provided that the evaluation of CTS’ disclosure controls and procedures did not include an evaluation of the effectiveness of the internal control over financial reporting for the SMTEK business, as described further below.

The SMTEK business had facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. Each of these facilities reports financial results that are included in this report for the quarter ended April 2, 2006. CTS’ management has not made an assessment of the SMTEK business’ internal control over financial reporting since the date of the acquisition. Other than changes resulting from CTS’ acquisition of SMTEK, there were no changes in CTS’ internal control over financial reporting during the quarter ended April 2, 2006 that materially affected, or are reasonably likely to materially affect, CTS’ internal control over financial reporting.

PART II  -   OTHER INFORMATION

Item 1.	Legal Proceedings

Certain processes in the manufacturer of CTS’ current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups that it is or may be a Potentially Responsible Party (PRP) regarding hazardous waste remediation at several non-CTS sites. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probably remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probably costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations or cash flows of CTS.

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

Item 1A. Risk Factors

There have been no significant changes in the Company’s risk factors since December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three months ended April 2, 2006:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				860,600
February 27, 2006 - April 2, 2006	1,500	$12.51	1,500	859,100
Total	1,500	$12.51	1,500

_________________________________

(1)	In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expires June 30, 2007.

Item 6.Exhibits

(10)(a)	Amendments to the CTS Corporation Pension Plan

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Richard G. Cutter III	/s/ Vinod M. Khilnani

Richard G. Cutter III Vice President, Secretary and General Counsel	Vinod M. Khilnani Senior Vice President and Chief Financial Officer

Dated: April 26, 2006	Dated: April 26, 2006