Form 10-Q
period 2006-07-02
CTS CORP
filed 2006-07-27
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2006
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2006: 35,900,777.

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net sales	$165,925	$158,346	$316,418	$313,676
Costs and expenses:
Cost of goods sold	131,945	126,054	250,364	253,169
Selling, general and administrative expenses	19,924	17,404	36,661	35,161
Research and development expenses	4,070	4,567	8,162	9,354
Restructuring charge - Note C	920	—	2,882	—
Operating earnings	9,066	10,321	18,349	15,992
Other (expense) income:
Interest expense	(1,034)	(1,582)	(2,145)	(3,299)
Interest income	198	396	323	815
Other	59	(326)	62	(300)
Total other expense	(777)	(1,512)	(1,760)	(2,784)

Earnings before income taxes	8,289	8,809	16,589	13,208
Income tax expense — Note M	1,973	4,867	4,048	5,879
Net earnings	$6,316	$3,942	$12,541	$7,329
Net earnings per share — Note K
Basic	$0.18	$0.11	$0.35	$0.20

Diluted	$0.16	$0.10	$0.32	$0.19

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06
Average common shares outstanding:
Basic	35,843	36,621	35,832	36,508
Diluted	40,145	41,226	40,189	41,101

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(dollars in thousands)

	July 2, 2006	December 31, 2005*
ASSETS
Current Assets
Cash and cash equivalents	$17,651	$12,029
Accounts receivable, less allowances (2006 - $2,741; 2005 - $2,373)	104,600	91,265
Inventories — Note F	65,012	60,564
Other current assets	17,989	16,816
Total current assets	205,252	180,674
Property, plant and equipment, less accumulated depreciation (2006 - $254,788; 2005 - $252,545)	104,450	109,676
Other Assets
Prepaid pension asset — Note H	155,289	152,483
Goodwill	24,657	24,657
Other intangible assets, net	40,745	42,347
Deferred income taxes	22,045	22,011
Other	1,713	2,088
Total other assets	244,449	243,586
Total Assets	$554,151	$533,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$12,095	$13,299
Current portion of long-term debt - Note G	173	164
Accounts payable	74,060	67,196
Accrued liabilities	43,974	39,274
Total current liabilities	130,302	119,933
Long-term debt - Note G	64,266	68,293
Other long-term obligations	16,350	16,139
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,674,917 shares issued at July 2, 2006 and 53,576,243 shares issued at December 31, 2005	276,183	275,211
Additional contributed capital	25,842	24,743
Retained earnings	307,344	296,956
Accumulated other comprehensive earnings (loss)	1,739	(244)
	611,108	596,666
Cost of common stock held in treasury (17,776,027 shares at 2006 and 17,717,657 shares at 2005)	(267,875)	(267,095)
Total shareholders’ equity	343,233	329,571
Total Liabilities and Shareholders’ Equity	$554,151	$533,936
*The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Six Months Ended
	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net earnings	$12,541	$7,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,200	13,649
Prepaid pension asset	(3,131)	(4,132)
Equity-based compensation	2,065	1,159
Restructuring charge	2,882	—
Deferred income taxes	—	3,048
Changes in assets and liabilities, net of effects from purchase of SMTEK
Accounts receivable	(13,335)	10,011
Inventories	(4,447)	(1,564)
Other current assets	(1,300)	(3,336)
Accounts payable and accrued liabilities	8,651	(1,977)
Other	301	389
Total adjustments	4,886	17,247
Net cash provided by operating activities	17,427	24,576

Cash flows from investing activities:
Payment for purchase of SMTEK, net of cash acquired	—	(35,561)
Capital expenditures	(5,848)	(5,911)
Proceeds from sales of assets	1,227	800
Net cash used in investing activities	(4,621)	(40,672)

Cash flows from financing activities:
Repayment of debt assumed in connection with purchase of SMTEK	—	(13,013)
Payments of long-term debt	(61,268)	(108,201)
Proceeds from borrowings of long-term debt	57,190	98,522
Decrease in short-term notes payable	(1,204)	(311)
Dividends paid	(2,152)	(2,159)
Purchase of treasury stock	(768)	(3,388)
Other	(130)	(46)
Net cash used in financing activities	(8,332)	(28,596)

Effect of exchange rate on cash and cash equivalents	1,148	(2,119)
Net increase (decrease) in cash and cash equivalents	5,622	(46,811)

Cash and cash equivalents at beginning of year	12,029	61,005
Cash and cash equivalents at end of period	$17,651	$14,194

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,847	$2,935
Income taxes—net	$2,729	$2,801

Supplemental schedule of noncash investing and financing activities:
Refer to Note E, “Supplemental Schedule of Noncash Investing and Financing Activities”

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net earnings	$6,316	$3,942	$12,541	$7,329
Other comprehensive earnings (loss):
Cumulative translation adjustment	1,448	(1,564)	1,983	(1,959)
Comprehensive earnings	$7,764	$2,378	$14,524	$5,370

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED
July 2, 2006

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

Certain reclassifications have been made for the periods presented in the consolidated financial statements to conform to the classifications adopted in 2006.

NOTE B—Share-Based Compensation

Effective January 1, 2006, CTS adopted the provisions of the Financial Accounting Standards Board’s (FASB) Financial Accounting Standard (FAS) No. 123(R), “Share-Based Payment.” FAS No. 123(R) requires that CTS recognize expense related to the fair value of stock-based compensation awards in the Unaudited Condensed Consolidated Statement of Earnings.

Prior to January 1, 2006, CTS accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations. Accordingly, stock-based compensation expense was not recognized in the Unaudited Condensed Consolidated Statement of Earnings for stock options granted with an exercise price equal to the market value of the common stock on the grant date. However, prior years’ financial statements did include pro forma disclosures for equity-based awards as if the fair-value approach had been followed. The following table presents the pro forma net earnings and net earnings per share for the three and six-month periods ending July 3, 2005, as if CTS had applied the provisions of FAS No. 123(R) during those periods:

	Three Months Ended	Six Months Ended
($ in thousands, except per share amounts)	July 3, 2005	July 3, 2005
Net earnings, as reported	$3,942	$7,329
Deduct: Stock-based employee compensation cost, net of tax, as if fair value based method were used	(149)	(280)
Pro forma net earnings	$3,793	$7,049

Net earnings per share - basic, as reported	$0.11	$0.20
Pro forma net earnings per share - basic	0.10	0.19
Net earnings per share - diluted, as reported	0.10	0.19
Pro forma net earnings per share - diluted	$0.10	$0.18

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

As a result of adopting FAS No. 123(R), CTS has included additional compensation expense relating to stock option awards to employees in its operating earnings, earnings before income taxes, net income, and earnings per share. The impact of this incremental expense, for the three and six-month periods ending July 2, 2006 is shown in the following table:

	Three Months Ended	Six Months Ended
($ in thousands, except per share amounts)	July 2, 2006	July 2, 2006
Impact of adopting FAS No. 123(R) on:
Operating earnings	$537	$746
Earnings before income taxes	537	746
Net earnings	322	448

Net earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Prior to the adoption of FAS No. 123(R), CTS presented tax benefits in excess of recognized cumulative compensation costs as operating cash flows in the Unaudited Condensed Consolidated Statement of Cash Flows. FAS No. 123(R) requires these cash flows be classified as financing cash flows. CTS has classified $130,000 and $23,000 of these excess tax benefits as financing cash flows for the six-month periods ending July 2, 2006 and July 3, 2005, respectively.

At July 2, 2006, CTS had five equity-based compensation plans: the 1988 Restricted Stock and Cash Bonus Plan (1988 Plan), the 1996 Stock Option Plan (1996 Plan), the 2001 Stock Option Plan (2001 Plan), the Nonemployee Directors’ Stock Retirement Plan (Directors’ Plan), and the 2004 Omnibus Long-Term Incentive Plan (2004 Plan). As of December 2004, additional grants can only be made under the 2004 Plan. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors. In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statement of Earnings for the three and six-month periods ending July 2, 2006 and July 3, 2005 relating to equity-based compensation plans:

	Three Months Ended		Six Months Ended
($ in thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Stock options (1)	$548	$23	$771	$46
Restricted stock units	595	446	1,176	962
Restricted stock	57	73	118	151
Total	$1,200	$542	$2,065	$1,159

(1)
Stock option expense includes $11 and $23 in the quarters ending July 2, 2006 and July 3, 2005, respectively, and $25 and $46 for the six-month periods ending July 2, 2006 and July 3, 2005, respectively, related to non-employee director stock options.

_______________________

The following table summarizes plan status as of July 2, 2006:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	332,000	929,324	320,050
Restricted stock units outstanding	611,808	—	—
Awards exercisable	85,350	792,929	297,251
Awards available for grant	5,425,239	—	—

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

The Company estimates the fair value of the stock option on the grant date using the Black-Scholes option-pricing model and assumptions for expected price volatility, option term, risk-free interest rate, and dividend yield. Expected price volatilities are based on historical volatilities of the Company’s stock. The expected option term is derived from historical data on exercise behavior. The range of option terms shown below results from certain groups of employees exhibiting different behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Six Months Ended
	July 2, 2006	July 3, 2005
Expected volatility	53.3% - 58.2%	52.4%
Weighted-average volatility	54.1%	52.4%
Expected dividends	0.9%	1.1%
Expected term	4.0 - 10.0 years	10.0 years
Weighted-average risk-free rate	5.1%	4.1%

A summary of the status of stock options as of July 2, 2006 and July 3, 2005, and changes during the six-month periods then ended, is presented below:

	July 2, 2006		July 3, 2005
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,567,499	$15.93	1,636,900	$16.82
Granted	93,000	13.68	136,600	11.11
Exercised	(25,350)	8.55	(14,425)	8.44
Expired	(45,375)	23.41	(58,901)	28.81
Forfeited	(8,400)	9.45	(24,599)	9.99
Outstanding at end of period	1,581,374	$15.73	1,675,575	$16.10

Exercisable at end of period	1,175,530	$17.24	1,008,982	$19.92

The total intrinsic value of stock options exercised during the six-month periods ended July 2, 2006 and July 3, 2005 was $114,000 and $56,000 respectively. The exercise price of options granted during the six-month periods ending July 2, 2006 and July 3, 2005 equaled the trading price of the company’s stock on the grant date.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at July 2, 2006 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	6.3 years	—
Options exercisable	5.7 years	—

A summary of the nonvested stock options as of July 2, 2006 and July 3, 2005, and changes during the six-month periods then ended, is presented below:

	July 2, 2006		July 3, 2005
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	488,943	$6.94	792,716	$5.53
Granted	93,000	6.53	136,600	6.51
Vested	(167,699)	5.35	(238,124)	7.48
Forfeited	(8,400)	4.57	(24,599)	4.86
Nonvested at end of period	405,844 (1)	$5.59	666,593	$5.23

(1) Based on historical experience, CTS currently expects approximately 404,000 of these options to vest.
_____________________

The total fair value of shares vested during the quarters ended July 2, 2006 and July 3, 2005 was approximately $897,000 and $1,781,000 respectively. As of July 2, 2006, there was $979,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at July 2, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 7/2/06	Life (Years)	Price	at 7/2/06	Price
$7.70 - 11.11	910,899	7.33	$9.35	610,055	$9.06
13.68 - 16.24	237,800	7.35	14.10	132,800	14.34
23.00 - 33.63	327,675	4.53	24.57	327,675	24.57
35.97 - 50.00	103,500	4.20	47.02	103,500	47.02
56.94 - 79.25	1,500	3.28	64.38	1,500	64.38

Restricted Stock Units

Stock settled restricted stock units (RSUs) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers and key employees as compensation. Generally, the RSUs vest over a five-year period. A summary of the status of RSUs as of July 2, 2006 and July 3, 2005, and changes during the six-month periods then ended is presented below:

	July 2, 2006		July 3, 2005
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	525,898	$11.49	252,000	$11.07
Granted	207,600	13.68	310,250	11.62
Settled	(99,760)	11.22	(45,510)	11.04
Cancelled	(21,930)	11.29	(15,750)	11.22
Outstanding at end of period	611,808	$11.82	500,990	$11.41

Weighted-average remaining contractual life	4.7 years		5.0 years

As of July 2, 2006, there was $4.9 million of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.8 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Restricted Stock and Cash Bonus Plan

CTS’ 1988 Plan originally reserved 2,400,000 shares of CTS’ common stock for sale at market price, or award, to key employees. Under the 1988 Plan, 41,382 shares of Restricted Stock were outstanding as of July 2, 2006. Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS. In general, restrictions lapse at the rate of 20% per year beginning one year from the grant date. In addition, the 1988 Plan provides for a cash bonus to the participant equal to the fair market value of shares on the dates restrictions lapse, in the case of an award. The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award. As of July 2, 2006, there was $289,000 of total unrecognized compensation cost related to nonvested Restricted Stock. That cost is expected to be recognized over a weighted-average period of 1.3 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock. The Directors Plan was frozen effective December 1, 2004. All future grants will be from the 2004 Plan.

NOTE C - Restructuring Charge

In January 2006, CTS announced its intention to consolidate its Berne, Indiana manufacturing operations into three of its other existing facilities. Automotive product operations at Berne will be transferred to CTS’ automotive facilities in Matamoros, Mexico and Elkhart, Indiana. Electronic components operations in Berne will be moved to CTS’ Singapore facility. While the Berne facility is currently being marketed for sale, CTS continues to use the facility for certain electronic component-related service functions. The consolidation process is expected to largely be completed in the second half of 2006.

The following table displays the planned costs associated with the Berne consolidation, as well as a summary of the actual costs incurred through July 2, 2006:

($ in millions)	Planned Costs	Actual incurred through July 2, 2006

Workforce reduction	$3.1	$2.6
Postemployment obligation curtailment, net - Note H	0.2	0.2
Other	0.1	0.1
Restructuring charge	3.4	2.9

Equipment relocation	0.3	0.4
Other employee related costs	0.3	0.3
Restructuring-related costs	0.6	0.7

Total restructuring and restructuring-related costs	$4.0	$3.6

All of the Berne consolidation costs relate to the Components and Sensors business segment. Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statement of Earnings and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity for the six-month period ending July 2, 2006:

($ in millions)
Restructuring liability at January 1, 2006	$—
First six months of 2006 charge	3.6
Costs paid	(1.4)
Restructuring liability at July 2, 2006	$2.2

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

The following table presents CTS’ unaudited pro forma consolidated results of operations for the six-month period ending July 3, 2005 as if the acquisition had been completed at the beginning of the period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

($ in thousands, except per share amounts)	Pro forma Six Months Ended July 3, 2005

Revenues	$323,723
Net income	$7,503

Earnings per share:
Basic	$0.21
Diluted	$0.19

NOTE E—Supplemental Schedule of Noncash Investing and Financing Activities

In 2005, the Company purchased all of the capital stock of SMTEK for $61.1 million. In conjunction with the acquisition, CTS issued common stock and assumed liabilities as follows (refer also to Note D, “Acquisition”):

($ in millions)
Cash paid	$37.2
Fair value of stock issued	10.9
Liabilities assumed	32.8
Fair value of assets acquired	$80.9

NOTE F—Inventories

Inventories consist of the following:

($ in thousands)	July 2, 2006	December 31, 2005
Finished goods	$12,509	$11,771
Work-in-process	15,568	16,039
Raw materials	36,935	32,754
Total inventories	$65,012	$60,564

NOTE G - Debt

Long-term debt was comprised of the following:

($ in thousands)	July 2, 2006	December 31, 2005
Revolving credit agreement, weighted-average interest rate of 6.5%, due in 2011	$3,590	$—
Revolving credit agreement, weighted-average interest rate of 6.1%	—	2,080
Convertible, senior subordinated debentures at a weighted-average interest rate of 2.125%, due in 2024	60,000	60,000
Convertible, subordinated debentures at a weighted-averaged interest rate of 6.5%	—	5,500
Term loan, weighted-average interest rate of 6.7% (2006) and 5.8% (2005), due in 2011	849	875
Other debt, weighted-average interest rate of 6.3%	—	2
	64,439	68,457
Less current maturities	173	164
Total long-term debt	$64,266	$68,293

On June 27, 2006, CTS entered into a new $100 million, unsecured revolving credit agreement. Under the terms of the new revolving credit agreement, CTS can expand the credit facility to $150 million. The new revolving credit agreement had an outstanding balance of $3.6 million at July 2, 2006. Interest rates on the new revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the new revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at July 2, 2006. The new revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the new revolving credit agreement. CTS was in compliance with all debt covenants at July 2, 2006. Additionally, the new revolving credit agreement contains restrictions relating to the amount of secured debt the Company can have outstanding, the amounts allowed for acquisitions or asset sales, and the amounts allowed for stock repurchases and dividend payments. The new revolving credit agreement expires in June 2011. The former $75 million revolving credit agreement was cancelled in connection with the execution of the new revolving credit agreement.

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

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of July 2, 2006, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

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

CTS has a registration rights agreement relating to the 2.125% Debentures which became effective in 2004. CTS had an obligation to keep the registration statement continuously effective for a period of two years, which expired in May 2006. The registration rights agreement provided that in the event of a default in this obligation, CTS was subject to an additional interest penalty of 0.25% per annum of the principal for the first 90 days of default and 0.5% per annum of principal thereafter. Accordingly, as of July 2, 2006, there was no interest penalty which CTS could incur as a result of the failure to maintain an effective registration statement.

As of December 31, 2005, the Company also had $5.5 million outstanding debt under its 6.5% convertible, subordinated debentures (6.5% Debentures). However, in accordance with the provisions of the 6.5% Debentures, the remaining debenture holder exercised its put option and accelerated the maturity of this debt, which was repaid by CTS during June 2006.

In connection with the acquisition of SMTEK, CTS assumed a term loan, which has a balance of $0.8 million at July 2, 2006. The term loan is secured by machinery and equipment of the Thailand manufacturing facility and requires monthly payments through May 2011.

NOTE H—Retirement Plans

Net pension (income) / postretirement expense for the three and six-month periods ended July 2, 2006 and July 3, 2005 includes the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
PENSION PLANS
Service cost	$1,280	$1,312	$2,556	$2,630
Interest cost	3,017	2,839	6,029	5,685
Expected return on plan assets (1)	(6,184)	(6,311)	(12,359)	(12,629)
Amortization of unrecognized:
Transition obligation	—	(76)	—	(152)
Prior service cost	135	205	269	411
Recognized (gain) loss	644	184	1,288	368
Curtailment loss	—	—	325	475
Net pension income	$(1,108)	$(1,847)	$(1,892)	$(3,212)

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
________________________

In 2006 and 2005, CTS recognized a pension plan curtailment loss of approximately $0.3 million and $0.5 million, respectively, due to reduced employment levels. Also, effective April 1, 2006, CTS closed one of its U.S. defined benefit plans to new participants.

	Three Months Ended		Six Months Ended
($ in thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$5	$7	$9	$14
Interest cost	74	79	149	158
Curtailment gain	—	—	(81)	—
Net postretirement expense	$79	$86	$77	$172

In the first six months of 2006, CTS recognized postretirement benefit plan curtailment gain of approximately $0.1 million due to reduced employment levels.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Second Quarter of 2006
Net sales to external customers	$94,230	$71,695	$165,925
Segment operating earnings	2,543	7,986	10,529
Total assets	164,778	389,373	554,151

Second Quarter of 2005
Net sales to external customers	$91,871	$66,475	$158,346
Segment operating earnings	2,850	7,471	10,321
Total assets	158,454	382,445	540,899

First Six Months of 2006
Net sales to external customers	$177,095	$139,323	$316,418
Segment operating earnings	3,590	18,343	21,933
Total assets	164,778	389,373	554,151

First Six Months of 2005
Net sales to external customers	$183,037	$130,639	$313,676
Segment operating earnings	4,981	11,011	15,992
Total assets	158,454	382,445	540,899

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Six Months Ended
($ in thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Total segment operating earnings	$10,529	$10,321	$21,933	$15,992
Restructuring and related charges - Components and Sensors	(1,463)	—	(3,584)	—
Interest expense	(1,034)	(1,582)	(2,145)	(3,299)
Other income	257	70	385	515
Earnings before income taxes	$8,289	$8,809	$16,589	$13,208

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

NOTE K—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and six-month periods ending July 2, 2006 and July 3, 2005.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Second Quarter 2006
Basic EPS	$6,316	35,843	$0.18
Effect of dilutive securities:
Convertible debt	242	4,000
Equity-based compensation plans		302
Diluted EPS	$6,558	40,145	$0.16

Second Quarter 2005
Basic EPS	$3,942	36,621	$0.11
Effect of dilutive securities:
Convertible debt	244	4,000
Equity-based compensation plans		605
Diluted EPS	$4,186	41,226	$0.10

First Six Months of 2006
Basic EPS	$12,541	35,832	$0.35
Effect of dilutive securities:
Convertible debt	483	4,000
Equity-based compensation plans		357
Diluted EPS	$13,024	40,189	$0.32

First Six Months of 2005
Basic EPS	$7,329	36,508	$0.20
Effect of dilutive securities:
Convertible debt	495	4,000
Equity-based compensation plans		593
Diluted EPS	$7,824	41,101	$0.19

The following table shows the potentially dilutive securities which have been excluded from the first three and six-month periods ending July 2, 2006 and July 3, 2005 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
(Number of Shares in Thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Stock options where the assumed proceeds exceeds the average market price	714	689	774	701
Securities related to the 6.5% Debentures	201	1,080	238	1,163

NOTE L - Leases

CTS incurred approximately $2.9 million and $4.4 million of rent expense in the six-month periods ending July 2, 2006 and July 3, 2005, respectively. The future minimum lease payments under the Company’s operating leases are $2.6 million for the remainder of 2006, $4.8 million in 2007, $3.9 million in 2008, $3.7 million in 2009, $2.3 million in 2010, and $3.6 million thereafter.

Note M - Income Taxes

During the second quarter of 2006, CTS changed the estimate of its 2006 effective tax rate from 25.0% to 24.4%. The lower effective tax rate reflects tax savings resulting from the implementation of the Tax Increase Prevention and Reconciliation Act (enacted May 17, 2006), partially offset by increased earnings in certain higher-tax jurisdictions.

NOTE N - Treasury Stock

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expires June 30, 2007. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first half of 2006, CTS repurchased 57,400 shares at a total cost of $0.8 million. CTS is authorized to repurchase an additional 803,200 shares.

NOTE O - New Accounting Pronouncements

In June 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. CTS is currently reviewing the provisions of FIN No. 48, but does not expect it will have a material impact on its financial statements.

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

Sales are reported through two business segments, Electronics Manufacturing Services (EMS) and Components and Sensors. In the second quarter of 2006, sales of EMS and Components and Sensors business segments represented 56.8% and 43.2% of CTS’ total sales respectively, compared to 58.0% and 42.0% respectively in the second quarter of 2005.

As discussed in more detail throughout the Management's Discussion and Analysis:

•
Sales increased by $7.6 million, or 4.8%, in the second quarter of 2006 from the second quarter of 2005. Sales in the EMS business segment increased by 2.6% compared to the second quarter of 2005, while sales in the Components and Sensors business segment increased by 7.9% versus the second quarter of 2005.

•	Gross margins, as a percent of sales, were 20.5% and 20.4% in the second quarter of 2006 and 2005, respectively.

•
Selling, general and administrative, and research and development expenses as a percent of sales increased to 14.5% in the second quarter of 2006 compared to 13.9% in the second quarter of 2005. The primary drivers for the increase were the recognition of stock option expenses, higher salaries, and lower pension income.

•
In the second quarter of 2006, a $1.4 million pre-tax expense was incurred for restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations into three of its other existing facilities.

•	During the second quarter of 2006, CTS changed the estimate of its full year 2006 effective tax rate from 25.0% to 24.4%.

•	Net earnings were $6.3 million, or $0.16 per diluted share, in the second quarter of 2006 compared to $3.9 million, or $0.10 per diluted share, in the second quarter of 2005.

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

In the second quarter of 2006, there have been no changes in the above critical accounting policies, except that the following policy has been added in consideration of CTS’ adoption of FAS No. 123(R), “Share-Based Payment,” effective January 1, 2006.

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

FAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. CTS uses the Black-Scholes option pricing model. A number of assumptions are used by the Black-Scholes option-pricing model to compute the grant date fair value, including expected price volatility, option term, risk-free interest rate, and dividend yield. These assumptions are established at each grant date based upon current information at that time. Expected volatilities are based on historical volatilities of the Company’s stock. The expected option term is derived from historical data on exercise behavior. Different expected option terms result from different groups of employees exhibiting different behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Unaudited Condensed Consolidated Statement of Earnings. CTS’ stock options primarily have a graded-vesting schedule. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Results of Operations

Comparison of Second Quarter 2006 and Second Quarter 2005

Business Segment Discussion

Refer to Note I, “Business Segments,” for a description of the Company’s business segments.

The following table highlights the business segment results for the three-month periods ending July 2, 2006 and July 3, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Second Quarter 2006
Net sales to external customers	$71,695	$94,230	$165,925
Segment operating earnings	7,986	2,543	10,529
% of sales	11.1%	2.7%	6.3%

Second Quarter 2005
Net sales to external customers	$66,475	$91,871	$158,346
Segment operating earnings	7,470	2,851	10,321
% of sales	11.2%	3.1%	6.5%

Sales in the Components and Sensors business segment were up $5.2 million, or approximately 7.9% from the second quarter of 2005. The increase was attributable primarily to growth in automotive product sales and growth in the sale of electronic components into infrastructure applications, partially offset by decreased sales into mobile handset applications as CTS continues to de-emphasize these products.

The Components and Sensors business segment operating earnings were $8.0 million in the second quarter of 2006 compared to $7.5 million in the second quarter of 2005. Operating earning improvements resulted from margin contribution from the higher sales volume and from savings related to personnel reductions taken in 2005, partially offset by stock option expense, higher salaries and lower pension income. In the second quarter of 2006, CTS had pension income of $1.1 million in the second quarter of 2006 compared to $1.8 million of pension income in the second quarter of 2005. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

The EMS business segment experienced a sales increase of $2.4 million, or 2.6%, in the second quarter of 2006 versus the second quarter of 2005. The increase in sales was attributable primarily to higher sales into the communication, medical, and defense markets partially offset by a decrease in computer-related sales and a decrease of sales into the industrial market.

The EMS business segment operating earnings decreased $0.3 million primarily due to increased compensation-related expenses versus 2005, partially offset by higher gross margin from the higher sales volume and improved product mix.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated statements of earnings for the three-month periods ended July 2, 2006 and July 3, 2005:

	Three Months Ended
($ in thousands, except net earnings per share)	July 2, 2006	July 3, 2005	Increase (Decrease)
Net sales	$165,925	$158,346	$7,579

Restructuring-related costs	542	—	542
% of net sales	0.3%	—	0.3%

Gross margin	33,980	32,292	1,688
% of net sales	20.5%	20.4%	0.1%

Selling, general and administrative expenses	19,924	17,404	2,520
% of net sales	12.0%	11.0%	1.0%

Research and development expenses	4,070	4,567	(497)
% of net sales	2.5%	2.9%	(0.4)%

Restructuring charge	920	—	920
% of net sales	0.6%	—	0.6%

Operating earnings	9,066	10,321	(1,255)
% of net sales	5.5%	6.5%	(1.0)%

Income tax expense	1,973	4,867	(2,894)

Net earnings	$6,316	$3,942	$2,374
% of net sales	3.8%	2.5%	1.3%

Net earnings per share - diluted	$0.16	$0.10	$0.06

Second quarter sales of $165.9 million increased $7.6 million, or 4.8%, from the second quarter of 2005. The EMS business segment increase was mainly attributable to higher sales into the communication and medical markets partially offset by a decline of sales into the industrial market. The Components and Sensors business segment growth was attributable to automotive product sales and growth in the sale of electronic components into infrastructure applications which was partially offset by decreased sales into mobile handset applications as CTS continues to de-emphasize these products.

Gross margin increased $1.7 million in the second quarter of 2006 from the second quarter of 2005 due to increased volume, favorable business segment sales mix, and gross margin improvement within the EMS business segment. The sales from the Components and Sensors business segment, which inherently generates a higher gross margin, increased to 43.2% of total sales in the second quarter of 2006 compared to 42.0% of total sales in the same period of 2005 due mainly to sales growth in automotive sensor products.

Selling, general and administrative expenses were $19.9 million, or 12.0% of sales, in the second quarter of 2006 versus
$17.4 million, or 11.0% of sales in the second quarter of 2005. The increase was driven by stock option expenses, higher salaries, and lower pension income.

Research and development expenses were $4.1 million, or 2.5% of sales in the second quarter of 2006 versus $4.6 million, or 2.9% of sales in the second quarter of 2005. The decrease was primarily due to personnel reductions taken in 2005, primarily in the Components and Sensors business segment. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.

Operating earnings were $9.1 million in the second quarter of 2006 compared to $10.3 million in the second quarter of 2005. The decrease in operating earnings included $1.4 million of expenses from restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations. Additionally, in the second quarter of 2006, CTS has recorded pension income of $1.1 million compared to $1.8 million of pension income recorded in the second quarter of 2005. The pension income results primarily from U.S. pension plans which have assets in excess of projected benefit obligations. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

During the second quarter of 2006, CTS changed the estimate of its 2006 full year effective tax rate from 25.0% to 24.4%. The lower effective tax rate reflects tax savings resulting from the implementation of the Tax Increase Prevention and Reconciliation Act (enacted May 17, 2006), partially offset by increased earnings in certain higher-tax jurisdictions.

In the second quarter of 2005, CTS changed its estimate of its 2005 tax rate before the benefit of reversal of reserves and expense of HIA dividend from 23% to 25%. The higher effective tax rate reflects the lower than planned revenue and profitability in certain jurisdictions with lower statutory tax rates partially offset by increased profitability in certain jurisdictions with higher statutory tax rates.

In the second quarter of 2005, income tax expense included a net impact of $2.8 million, or $0.07 per share, related to the $4.5 million of expense for the repatriation of foreign cash to the United States under the American Jobs Creation Act of 2004 and a $1.7 million benefit relating to the reversal of income tax reserves due to the successful resolution of tax issues in certain foreign jurisdictions.

Net earnings of $6.3 million, or 3.8% of sales, increased $2.4 million versus the second quarter of 2005. Net earnings per share of $0.16 were $0.06 higher than second quarter 2005.

The following table provides a reconciliation of actual earnings per share, diluted to adjusted earnings per share, diluted for the Company:

	Three Months Ended
	July 2, 2006	July 3, 2005
Earnings per share, diluted	$0.16	$0.10

Tax-affected charges to reported diluted earnings per share:
Impact of tax repatriation & reversal of tax reserves		0.7

Restructuring and related charges	0.03

Adjusted earnings per share, diluted	$0.19	$0.17

Adjusted earnings per share, diluted is a non-GAAP financial measure. The most directly comparable GAAP financial measure is earnings per share, diluted. CTS calculated adjusted earnings per share, diluted for the second quarter of 2006 to exclude the per share impact of restructuring and related charges. CTS calculated adjusted earnings per share, diluted for the second quarter of 2005, by excluding the 2005 tax expense related to the cash repatriation and the reversal of certain tax reserves. We exclude the impact of these items because each item was a discrete event which had a significant impact on comparable GAAP financial measures and could distort an evaluation of our normal operating performance. CTS uses adjusted earnings per share, diluted measures, to evaluate overall performance, establish plans and perform strategic analysis. Using adjusted earnings per share, diluted measures avoids distortion in the evaluation of operating results by eliminating the impact of events which are not related to normal operating performance. Because adjusted earnings per share, diluted measures are based on the exclusion of specific items, they may not be comparable to measures used by other companies which have similar titles. CTS' management compensates for this limitation when performing peer comparisons by evaluating both GAAP and non-GAAP financial measures reported by peer companies. CTS believes that adjusted earnings per share, diluted measures are useful to its management, investors and stakeholders in that they:

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

Comparison of First Half 2006 and First Half 2005

Business Segment Discussion

The following table highlights the business segment results for the six-month periods ending July 2, 2006 and July 3, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Six Months 2006
Net sales to external customers	$139,323	$177,095	$316,418
Segment operating earnings	18,343	3,590	21,933
% of sales	13.2%	2.0%	6.9%

First Six Months 2005
Net sales to external customers	$130,639	$183,037	$313,676
Segment operating earnings	11,011	4,981	15,992
% of sales	8.4%	2.7%	5.1%

During the first six months of 2006, sales of Components and Sensors and EMS products, as a percentage of total sales, were 44.0% and 56.0% respectively. The first six months of 2005 sales of Components and Sensors and EMS products, as a percentage of total sales, were 41.6% and 58.4% respectively.

The Components and Sensors business segment sales increased $8.7 million or 6.6% from the first half of 2005. The increase was primarily due to higher sales of automotive products, higher sales of electronic components into infrastructure applications, and higher revenue from royalties, partially offset by decreased sales into mobile handset applications as CTS continues to de-emphasize these products.

The Component and Sensors business segment operating earnings increased $7.3 million due to margin contribution from the higher sales volume, savings related to personnel reductions taken in 2005, and favorable product mix as the sales shifted from the less profitable handset market into the more profitable infrastructure applications and automotive products. These favorable items were partially offset by expenses related to recognizing the fair value of stock-based compensation, higher salaries, and lower pension income. In the first half of 2006, CTS had pension income of $1.9 million compared to $3.2 million in the first half of 2005. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

The EMS business segment experienced a sales decrease of $5.9 million in the first six months of 2006, or 3.2% from the first six months of 2005. The EMS revenue decrease is due to lower sales into the computer market, partially offset by the higher communication and medical market sales. The EMS business segment operating earnings decreased $1.4 million due primarily to lower sales volumes versus 2005.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the six-month periods ended July 2, 2006 and July 3, 2005:

	Six Months Ended
($ in thousands, except net earnings per share)	July 2, 2006	July 3, 2005	Increase (Decrease)
Net sales	$316,418	$313,676	$2,742

Restructuring-related costs	702	—	702
% of net sales	0.2%	—	0.2%

Gross margin	66,054	60,507	5,547
% of net sales	20.9%	19.3%	1.6%

Selling, general and administrative expenses	36,661	35,161	1,500
% of net sales	11.6%	11.2%	0.4%

Research and development expenses	8,162	9,354	(1,192)
% of net sales	2.6%	3.0%	(0.4)%

Restructuring charge	2,882	—	2,882
% of net sales	0.9%	—	0.9%

Operating earnings	18,349	15,992	2,357
% of net sales	5.8%	5.1%	0.7%

Income tax expense	4,048	5,879	(1,831)

Net earnings	$12,541	$7,329	$5,212
% of net sales	4.0%	2.3%	1.7%

Net earnings per share - diluted	$0.32	$0.19	$0.13

First six month sales in 2006 of $316.4 million increased $2.7 million, or 0.9%, from the first six months of 2005. The Components and Sensors business segment sales increase was attributable to automotive product sales, growth in the sale of electronic components into infrastructure applications, and increased royalty revenue, partially offset by decrease of sales into mobile handset applications as CTS continues to de-emphasize these products. The EMS business segment experienced a sales decrease of $5.9 million in the first six months of 2006, or 3.2%, from the first six months of 2005. The EMS revenue decrease was due to lower sales into the computer market, partially offset by the higher communication and medical market sales. Gross margin increased $5.5 million, or 9.2%, for the first half of 2006, primarily due to margin improvements within each business segment, favorable business segment sales mix, and margin contribution from the higher sales volume. As a percentage of sales, gross margin increased to 20.9% in the first half of 2006 compared to 19.3% in the first half of 2005.

Selling, general and administrative expenses increased $1.5 million, primarily driven by stock option expenses, higher salaries, and lower pension income. Partially offsetting the increase was an insurance claim settlement received in 2006 and savings related to personnel reductions.

Research and development expenses were $8.2 million, or 2.6% of sales, versus $9.4 million, or 3.0% of sales, in the first half of 2005. The percentage decrease was primarily due to savings from personnel reductions primarily in the Components and Sensors business segment. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors business segment to support expanded application and new product development.

Operating earnings were $18.3 million in the first half of 2006 compared to $16.0 million in the first half of 2005. In addition to the items addressed above, the increase in operating earnings was adversely impacted by $3.6 million of expenses from restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations and also included the favorable impact from an insurance claim settlement of approximately $1.5 million. CTS’ operating earnings includes $1.9 million and $3.2 million of pension income in the first half of 2006 and 2005, respectively. The pension income results primarily from U.S. pension plans which have assets in excess of projected benefit obligations. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

During the second quarter of 2006, CTS changed the estimate of its 2006 full year effective tax rate from 25.0% to 24.4%. The lower effective tax rate reflects tax savings resulting from the implementation of the Tax Increase Prevention and Reconciliation Act (enacted May 17, 2006), partially offset by increased earnings in certain higher-tax jurisdictions.

In the second quarter of 2005, CTS changed its estimate of its 2005 tax rate before the benefit of reversal of reserves and expense of HIA dividend from 23% to 25%. The higher effective tax rate reflects the lower than planned revenue and profitability in certain jurisdictions with lower statutory tax rates partially offset by increased profitability in certain jurisdictions with higher statutory tax rates.

In the first half of 2005, income tax expense included a net impact of $2.8 million, or $0.07 per share, related to the $4.5 million of expense for the repatriation of foreign cash to the United States under the American Jobs Creation Act of 2004, and a $1.7 million benefit relating to the reversal of income tax reserves due to the successful resolution of tax issues in certain foreign jurisdictions.

In the first half of 2006, net earnings of $12.5 million, or 4.0% of sales, increased $5.2 million versus the first half of 2005. Net earnings per share of $0.32 were $0.13 higher than first half of 2005.

Outlook- 2006 Sales Growth and Full Year Earnings:

Based on the first half results and the outlook for the remainder of the year, CTS expects full-year 2006 sales to grow by 6% - 8% over 2005. Full-year adjusted diluted earnings per share are now expected to be in a range of $0.75 to $0.80, which excludes the full-year Berne restructuring and related charges of approximately $0.08 per share.

The following table provides a reconciliation of projected earnings per share, diluted to adjusted projected earnings per share, diluted for the Company:

Projected
Twelve Months Ended
December 31, 2006
Earnings per share, diluted	$0.67- $0.72

Restructuring and related charges	0.08

Adjusted earnings per share, diluted	$0.75- $0.80

Projected adjusted earnings per share, diluted is a non-GAAP financial measure. The most directly comparable GAAP financial measure is projected earnings per share, diluted. CTS calculated full year projected adjusted earnings per share, diluted to exclude the per share impact of restructuring and related charges. We exclude the impact of this item because it is a discrete event which has a significant impact on comparable GAAP financial measures and could distort an evaluation of our normal operating performance. CTS uses adjusted earnings per share, diluted measures, to evaluate overall performance, establish plans and perform strategic analysis. Using adjusted earnings per share, diluted measures avoids distortion in the evaluation of operating results by eliminating the impact of events which are not related to normal operating performance. Because adjusted earnings per share, diluted measures are based on the exclusion of specific items, they may not be comparable to measures used by other companies which have similar titles. CTS' management compensates for this limitation when performing peer comparisons by evaluating both GAAP and non-GAAP financial measures reported by peer companies. CTS believes that adjusted earnings per share, diluted measures are useful to its management, investors and stakeholders in that they:

- provide a truer measure of CTS' operating performance,
- reflect the results used by management in making decisions about the business, and
- help review and project CTS' performance over time.

We recommend that investors consider both actual and projected diluted earnings per share, and actual and projected adjusted diluted earnings per share, in evaluating the performance of CTS with peer companies.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $17.7 million at the end of July 2, 2006 compared to $12.0 million at December 31, 2005. Total debt on July 2, 2006 was $76.5 million versus $81.8 million at December 31, 2005. Total debt as a percentage of total capitalization was 18.2% at the end of the second quarter of 2006, compared with 19.9% at December 31, 2005.

Working capital increased $14.2 million in the first half of 2006 primarily driven by the change in the cash and cash equivalents balance as noted above and the following:

•	Accounts receivables increased by $13.3 million primarily due to an $11.3 million increase in sales during the second quarter of 2006 compared to the fourth quarter of 2005.

•
Inventory increased by $4.4 million due to increased buffer stock for the Berne product transition, inventory related to the start up of the new facility in the Czech Republic, and builds related to anticipated new customer demand in the EMS business segment.

Working capital increases were partially offset by

•	Accounts payable increased by $6.9 million primarily driven by a $4.4 million increase in inventory compared to December 2005.

•	Accrued liabilities increased by $4.7 million primarily driven by increased accrued expenses related to restructuring and increased accrued salaries and wages.

Cash Flow

Operating Activities

Net cash provided by operating activities was $17.4 million for the first half of 2006.  Components of net cash provided by operating activities included net earnings of $12.5 million, depreciation and amortization expense of $13.2 million, equity-based compensation of $2.1 million and restructuring charges of $2.9 million partially offset by an increase to the prepaid pension asset of $3.1 million, and an increase in assets and liabilities of $10.1 million. The increase in assets and liabilities were primarily due to increased accounts receivables of $13.3 million, an increase in other current assets of $1.3 million, an increase in inventory of $4.4 million, and a increase in accounts payable and accrued liabilities of $8.7 million.

Net cash provided by operating activities was $24.6 million in the first half of 2005.  Components of net cash provided by operating activities included net earnings of $7.3 million, depreciation and amortization expense of $13.6 million, equity-based compensation of $1.2 million, deferred income taxes of $3.0 million and a $3.5 million favorable change in assets and liabilities. The favorable changes in assets and liabilities were primarily due to decreased accounts receivables of $10.0 million partially offset by an increase in other current assets of $3.3 million, an increase in inventory of $1.6 million and an increase of $2.0 million in accounts payable and accrued liabilities. Net cash provided by operating activities was partially offset by the unfavorable change in the prepaid pension asset of $4.1 million.

Total free cash flow in the first half of 2006 was $11.6 million. Total free cash flow in the first half of 2005 was $18.7 million.

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

The following table summarizes free cash flow for CTS:

	Six Months Ended
($ in millions)	July 2, 2006	July 3, 2005
Net cash provided by operations	$17.4	$24.6
Capital expenditures	(5.8)	(5.9)
Free cash flow	$11.6	$18.7

Net cash used in investing activities were $4.6 million for the first half of 2006, including $5.8 million used for capital expenditures partially offset by $1.2 million in proceeds from asset sales.

Net cash used in investing activities totaled $40.7 million in the first half of 2005. The cash used for the SMTEK acquisition was $35.6 million, and capital expenditures were $5.9 million.

Net cash used in financing activities were $8.3 million in first half of 2006, consisting primarily of a net $4.1 million reduction in long-term debt primarily related to the early repayment of the $5.5 million 6.5% Debentures. Additional financing activities included $2.2 million in dividend payments, a decrease in short-term notes payable of $1.2 million, and a $0.8 million purchase of treasury stock.

Net cash used in financing activities were $28.6 million in first half of 2005, consisting primarily of $13.0 million from the repayment of debt related to the SMTEK acquisition and a net $9.7 million reduction in the credit facility, a $3.4 million purchase of treasury stock and $2.2 million in dividends payments.

Capital Resources

On June 27, 2006, CTS entered into a new $100 million, unsecured revolving credit agreement. Under the terms of the new revolving credit agreement, CTS can expand the credit facility to $150 million. The new revolving credit agreement had an outstanding balance of $3.6 million at July 2, 2006. Interest rates on the new revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the new revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at July 2, 2006. The new revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the new revolving credit agreement. CTS was in compliance with all debt covenants at July 2, 2006. Additionally, the new revolving credit agreement contains restrictions relating to the amount of secured debt the Company can have outstanding, the amounts allowed for acquisitions or asset sales, and the amounts allowed for stock repurchases and dividend payments. The new revolving credit agreement expires in June 2011. The former $75 million revolving credit agreement was cancelled in connection with the execution of the new revolving credit agreement.

CTS believes cash flows from operating activities and available borrowings under its credit facility will be adequate to fund its working capital and capital expenditure requirements. CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of stock. The authorization expires June 30, 2007. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first six months of 2006, CTS repurchased 57,400 shares at a total cost of $767,811. At July 2, 2006, CTS was authorized to repurchase approximately 803,200 additional shares.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission.  CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.   During the first six months of 2006, CTS did not issue any securities under this registration statement.  As of July 2, 2006, CTS could offer up to $435.1 million of additional debt and/or equity securities under this registration statement.

Capital Requirements

The following table sets forth the impact that contractual obligations, as of July 2, 2006, are expected to have on the Company's liquidity and cash flow in future periods:

	Payments Due by Period
($ in millions)	Total	2006	2007 - 2008	2009 - 2010	2011 - beyond
Long-term debt (1)	$87.4	$0.7	$2.9	$2.9	$80.9
Operating leases	23.8	5.5	8.7	6.0	3.6
Purchase obligations	-	-	-	-	-
Retirement obligations	15.2	0.8	3.1	3.2	8.1
	$126.4	$7.0	$14.7	$12.1	$92.6

(1)	2.125% Debentures issued in May 2004. Investors may convert the debentures, under certain circumstances, to CTS common stock. The conversion price is $15.00 per common share.
_______________________

Purchase obligations are defined as agreements that are enforceable and legally binding on CTS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. CTS purchases direct materials, generally related to customer orders, for production occurring at its manufacturing facilities around the world. These goods are secured using purchase orders, either blanket or discrete. Purchase orders commit CTS to take delivery of the quantities ordered generally over a specified delivery schedule. CTS’ standard purchase order terms and conditions state that, if CTS should cancel an order, CTS will reimburse its supplier only for the costs incurred at the time of cancellation. CTS’ purchase order cancellations generally occur due to order cancellation by a customer. If a customer cancels its order, CTS’ standard terms of sale provide for reimbursement of costs, including those related to CTS’ purchase orders. Therefore, these commitments are not included in purchase obligations.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. CTS is currently reviewing the provisions of FIN No. 48, but does not expect it will have a material impact on its financial statements.

Off-Balance Sheet Arrangements

CTS incurred approximately $2.9 million and $4.4 million of rent expense in the six-month period ending July 2, 2006 and July 3, 2005, respectively. The future minimum lease payments under the Company's operating leases are $2.6 million for the remainder of 2006, $4.8 million in 2007, $3.9 million in 2008, $3.7 million in 2009, $2.3 million in 2010, and $3.6 million thereafter.
__________________________________________________

*****

Forward-Looking Statements

Statements about the Company’s earnings outlook and its plans, estimates and beliefs concerning the future are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s expectations, certain assumptions and currently available information. Actual results may differ materially from those reflected in the forward-looking statements due to a variety of geopolitical, economic, health, industry and other factors which could affect the Company’s operating results, liquidity and financial condition. We undertake no obligations to publicly update or revise any forward-looking statement. Examples of factors which may affect future results include, but are not limited to: rapid technological change, general market conditions in the automotive, communications and computer industries; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Investors are encouraged to examine the Company’s 2005 Form 10-K, which more fully describes the risks and uncertainties associated with the Company’s business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in CTS’ market risk since December 31, 2005.

Item 4.	Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of July 2, 2006, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above, provided that the evaluation of CTS’ disclosure controls and procedures did not include an evaluation of the effectiveness of the internal control over financial reporting for the SMTEK business, as described further below.

The SMTEK business had facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. Each of these facilities reports financial results that are included in this report for the quarter ended July 2, 2006. CTS’ management has not made an assessment of the SMTEK business’ internal control over financial reporting since the date of the acquisition. Other than changes resulting from CTS’ acquisition of SMTEK, there were no changes in CTS’ internal control over financial reporting during the quarter ended July 2, 2006 that materially affected, or are reasonably likely to materially affect, CTS’ internal control over financial reporting.

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

Item 1A.        Risk Factors

The following statements reflect material changes in certain risk factors previously disclosed in CTS’ Annual Report on Form 10-K for the year ended December 31, 2005. The changes relate to CTS' new $100 million revolving credit agreement and the repayment of its 6.5% convertible, subordinated debentures.

The risk factors below, together with the other risk factors disclosed in the December 31, 2005 Annual Report on Form 10-K, could affect our business, financial condition and operating results. All risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause CTS’ actual results and condition to differ materially from those projected in forward-looking statements. Investing in CTS involves some risks, including the risks described below and in the December 31, 2005 Annual Report on Form 10-K. These risks are not the only ones that CTS faces. If any of these risks actually occur, CTS’ business, financial condition or operating results could be negatively affected.

CTS’ indebtedness may adversely affect its financial health.

As of July 2, 2006, CTS’ long-term debt balance was $64.4 million, consisting of $60.0 million of 2.125% convertible senior subordinated notes, $3.6 million of borrowings under CTS’ revolving credit facility and $0.8 million of borrowings under foreign credit facilities. The level of CTS’ indebtedness could, among other things: increase CTS’ vulnerability to general economic and industry conditions, including recessions; require CTS to use cash flows from operations to service its indebtedness, thereby reducing its ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit CTS’ flexibility in planning for, or reacting to, changes in its business and the industries in which it operates; place CTS at a competitive disadvantage compared to competitors that have less indebtedness; limit CTS’ ability to borrow additional funds that may be needed to operate and expand its business.

CTS’ credit facility and the indenture governing CTS’ convertible subordinated notes contain provisions that could materially restrict CTS’ business.

CTS’ credit facility contains a number of significant covenants that, among other things, limit CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; make capital expenditures; and engage in certain transactions with CTS’ subsidiaries and affiliates. Under CTS’ credit facility, CTS is required to meet certain financial ratios. In addition, the indenture governing CTS’ 2.125% convertible senior subordinated notes provides for an adjustment of the conversion rate if CTS pays dividends over a certain amount or makes other distributions on capital stock and limits CTS' ability to engage in mergers or consolidations.

The restrictions contained in CTS’ credit facility and in the indenture governing CTS’ convertible subordinated notes could limit CTS’ ability to plan for or react to market conditions or meet capital needs or could otherwise restrict CTS’ activities or business plans. These restrictions could adversely affect CTS’ ability to finance its operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that could be in CTS’ interests.

CTS’ ability to comply with these covenants may be affected by events beyond its control. If CTS breaches any of these covenants or restrictions, it could result in an event of default under CTS’ credit facility, the indenture governing CTS’ convertible subordinated notes, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of CTS’ indebtedness. In addition, CTS’ lenders could terminate their commitments to make further extensions of credit under CTS’ credit facility. If CTS’ indebtedness is accelerated, CTS cannot be certain that it will have sufficient funds to pay the accelerated indebtedness or that it will have the ability to refinance accelerated indebtedness on terms favorable to CTS or at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending July 2, 2006:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				859,100
May 29, 2006 - July 2, 2006	55,900	$13.40	55,900	803,200
Total	55,900	$13.40	55,900

(1)	In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expires June 30, 2007.
____________________________

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CTS Corporation was held on May 3, 2006.  At the meeting, the following matter was submitted to a vote of the stockholders of CTS:

The election of nine directors to serve for one year beginning at the 2006 annual shareholders' meeting and expiring at the 2007 annual shareholders' meeting.  A summary of votes by directors is shown below:

Director	For	Withheld
Walter S. Catlow	30,822,329	2,153,663
Lawrence J. Ciancia	30,096,253	2,879,739
Thomas G. Cody	30,821,820	2,154,172
Gerald H. Frieling	30,632,583	2,343,409
Roger R. Hemminghaus	30,819,051	2,156,941
Michael A. Henning	30,067,014	2,908,978
Robert A. Profusek	22,390,378	10,585,614
Donald K. Schwanz	30,693,476	2,282,516
Patricia K. Vincent	30,818,013	2,157,979

Item 6.Exhibits

(10)(a)	Prototype Restricted Stock Unit Agreement

(10)(b)	Director and Named Executive Officer Compensation

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Vinod M. Khilnani
Richard G. Cutter III Vice President, Secretary and General Counsel	Vinod M. Khilnani Senior Vice President and Chief Financial Officer

Dated: July 27, 2006	Date: July 27, 2006