Form 10-Q
period 2006-10-01
CTS CORP
filed 2006-11-03
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2006: 35,804,763

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1.      Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net sales	$165,676	$149,210	$482,094	$462,886
Costs and expenses:
Cost of goods sold	136,830	120,224	387,194	373,393
Selling, general and administrative expenses	17,725	16,159	55,168	51,773
Research and development expenses	3,775	3,976	11,937	13,330
Gain on sales of assets - Note L	(1,332)	(353)	(2,114)	(806)
Restructuring charges - Note C	486	—	3,368	—
Operating earnings	8,192	9,204	26,541	25,196
Other (expense) income:
Interest expense	(803)	(1,254)	(2,948)	(4,553)
Interest income	199	239	522	1,054
Other	231	33	293	(267)
Total other expense	(373)	(982)	(2,133)	(3,766)

Earnings before income taxes	7,819	8,222	24,408	21,430
Income tax expense	1,907	1,892	5,955	7,771
Net earnings	$5,912	$6,330	$18,453	$13,659
Net earnings per share — Note K
Basic	$0.16	$0.17	$0.51	$0.37

Diluted	$0.15	$0.16	$0.48	$0.35

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09
Average common shares outstanding:
Basic	35,861	36,284	35,841	36,434
Diluted	40,266	41,013	40,215	41,072

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(dollars in thousands)

	October 1, 2006	December 31, 2005*
ASSETS
Current Assets
Cash and cash equivalents	$29,723	$12,029
Accounts receivable, less allowances (2006 - $1,787; 2005 - $2,373)	101,747	91,265
Inventories — Note F	67,229	60,564
Other current assets	21,212	16,816
Total current assets	219,911	180,674
Property, plant and equipment, less accumulated depreciation (2006 - $249,076; 2005 - $252,545)	96,292	109,676
Other Assets
Prepaid pension asset — Note H	156,855	152,483
Goodwill	24,657	24,657
Other intangible assets, net	39,950	42,347
Deferred income taxes	22,017	22,011
Other	1,803	2,088
Total other assets	245,282	243,586
Total Assets	$561,485	$533,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$9,458	$13,299
Current portion of long-term debt - Note G	176	164
Accounts payable	75,641	67,196
Accrued liabilities	46,319	39,274
Total current liabilities	131,594	119,933
Long-term debt - Note G	60,645	68,293
Other long-term obligations	19,398	16,139
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,687,419 shares issued at October 1, 2006 and 53,576,243 shares issued at December 31, 2005	276,290	275,211
Additional contributed capital	26,762	24,743
Retained earnings	312,178	296,956
Accumulated other comprehensive earnings (loss)	2,671	(244)
	617,901	596,666
Cost of common stock held in treasury (17,789,331 shares at 2006 and 17,717,657 shares at 2005) - Note M	(268,053)	(267,095)
Total shareholders’ equity	349,848	329,571
Total Liabilities and Shareholders’ Equity	$561,485	$533,936
*The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net earnings	$18,453	$13,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,978	19,826
Prepaid pension asset	(4,697)	(6,579)
Equity-based compensation	2,960	1,842
Restructuring charges	3,368	—
Gain on sales of assets	(2,114)	(806)
Deferred income taxes	—	3,048
Changes in assets and liabilities, net of effects from purchase of SMTEK
Accounts receivable	(10,482)	6,348
Inventories	(6,664)	(1,366)
Other current assets	(4,443)	(2,927)
Accounts payable and accrued liabilities	11,725	(4,681)
Other	1,406	1,358
Total adjustments	10,037	16,063
Net cash provided by operating activities	28,490	29,722

Cash flows from investing activities:
Payment for purchase of SMTEK, net of cash acquired	—	(35,561)
Capital expenditures	(11,108)	(12,549)
Proceeds from sales of assets	14,453	1,636
Net cash provided by (used in) investing activities	3,345	(46,474)

Cash flows from financing activities:
Repayment of debt assumed in connection with purchase of SMTEK	—	(13,013)
Payments of long-term debt	(81,562)	(135,819)
Proceeds from borrowings of long-term debt	73,850	135,144
Decrease in short-term notes payable	(3,841)	(311)
Dividends paid	(3,227)	(3,259)
Purchase of treasury stock	(946)	(7,525)
Other	(149)	(4)
Net cash used in financing activities	(15,875)	(24,787)

Effect of exchange rate on cash and cash equivalents	1,734	(2,381)
Net increase (decrease) in cash and cash equivalents	17,694	(43,920)

Cash and cash equivalents at beginning of year	12,029	61,005
Cash and cash equivalents at end of period	$29,723	$17,085

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,249	$3,347
Income taxes—net	$3,123	$4,851

Supplemental schedule of noncash investing and financing activities:
Refer to Note E, “Supplemental Schedule of Noncash Investing and Financing Activities”

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net earnings	$5,912	$6,330	$18,453	$13,659
Other comprehensive earnings (loss):
Cumulative translation adjustment	932	(411)	2,915	(2,370)
Comprehensive earnings	$6,844	$5,919	$21,368	$11,289

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED
October 1, 2006

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

Prior to January 1, 2006, CTS accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations. Accordingly, stock-based compensation expense was not recognized in the Unaudited Condensed Consolidated Statement of Earnings for stock options granted with an exercise price equal to the market value of the common stock on the grant date. However, prior years’ financial statements did include pro forma disclosures for equity-based awards as if the fair-value approach had been followed. The following table presents the pro forma net earnings and net earnings per share for the three and nine-month periods ending October 2, 2005, as if CTS had applied the provisions of FAS No. 123(R) during those periods:

	Three Months Ended	Nine Months Ended
($ in thousands, except per share amounts)	October 2, 2005	October 2, 2005
Net earnings, as reported	$6,330	$13,659
Deduct: Stock-based employee compensation cost, net of tax, as if fair value based method were used	(192)	(472)
Pro forma net earnings	$6,138	$13,187

Net earnings per share - basic, as reported	$0.17	$0.37
Pro forma net earnings per share - basic	0.17	0.36
Net earnings per share - diluted, as reported	0.16	0.35
Pro forma net earnings per share - diluted	$0.16	$0.34

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

As a result of adopting FAS No. 123(R), CTS has included additional compensation expense relating to stock option awards to employees in its operating earnings, earnings before income taxes, net income, and earnings per share. The impact of this incremental expense, for the three and nine-month periods ending October 1, 2006 is shown in the following table:

	Three Months Ended	Nine Months Ended
($ in thousands, except per share amounts)	October 1, 2006	October 1, 2006
Impact of adopting FAS No. 123(R) on:
Operating earnings	$157	$903
Earnings before income taxes	157	903
Net earnings	94	542

Net earnings per share:
Basic	$—	$0.02
Diluted	$—	$0.01

Prior to the adoption of FAS No. 123(R), CTS presented tax benefits in excess of recognized cumulative compensation costs as operating cash flows in the Unaudited Condensed Consolidated Statement of Cash Flows. FAS No. 123(R) requires these cash flows be classified as financing cash flows. CTS has classified $157,000 and $35,000 of these excess tax benefits as financing cash flows for the nine-month periods ending October 1, 2006 and October 2, 2005, respectively.

At October 1, 2006, CTS had five equity-based compensation plans: the 1988 Restricted Stock and Cash Bonus Plan (1988 Plan), the 1996 Stock Option Plan (1996 Plan), the 2001 Stock Option Plan (2001 Plan), the Nonemployee Directors’ Stock Retirement Plan (Directors’ Plan), and the 2004 Omnibus Long-Term Incentive Plan (2004 Plan). As of December 2004, additional grants can only be made under the 2004 Plan. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors. In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statement of Earnings for the three and nine-month periods ending October 1, 2006 and October 2, 2005 relating to equity-based compensation plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Stock options (1)	$167	$25	$938	$71
Restricted stock units	680	584	1,856	1,546
Restricted stock	48	74	166	225
Total	$895	$683	$2,960	$1,842

(1)
Stock option expense includes $10 and $25 in the quarters ending October 1, 2006 and October 2, 2005, respectively, and $35 and $71 for the nine-month periods ending October 1, 2006 and October 2, 2005, respectively, related to non-employee director stock options.

_______________________

The following table summarizes plan status as of October 1, 2006:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	332,000	916,225	313,550
Restricted stock units outstanding	639,918	—	—
Awards exercisable	85,350	834,675	300,250
Awards available for grant	5,390,101	—	—

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

	Nine Months Ended
	October 1, 2006	October 2, 2005
Expected volatility	53.3% - 58.2%	52.4%
Weighted-average expected volatility	54.1%	52.4%
Expected dividends	0.9%	1.1%
Expected term	4.0 -10.0 years	10.0 years
Weighted-average risk-free rate	5.1%	4.1%

A summary of the status of stock options as of October 1, 2006 and October 2, 2005, and changes during the nine-month periods then ended, is presented below:

	October 1, 2006		October 2, 2005
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,567,499	$15.93	1,636,900	$16.80
Granted	93,000	13.68	136,600	11.11
Exercised	(37,624)	8.53	(24,950)	8.60
Expired	(52,150)	23.07	(118,750)	24.86
Forfeited	(8,950)	9.43	(36,800)	9.14
Outstanding at end of period	1,561,775	$15.76	1,593,000	$15.98

Exercisable at end of period	1,220,275	$16.94	996,007	$19.07

The total intrinsic value of stock options exercised during the nine-month periods ended October 1, 2006 and October 2, 2005 was $183,000 and $86,000 respectively. The exercise price of options granted during the nine-month periods ending October 1, 2006 and October 2, 2005 equaled the trading price of the company’s stock on the grant date.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at October 1, 2006 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	6.1 years	—
Options exercisable	5.5 years	—

A summary of the nonvested stock options as of October 1, 2006 and October 2, 2005, and changes during the nine-month periods then ended, is presented below:

	October 1, 2006		October 2, 2005
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	488,943	$5.35	813,400	$5.87
Granted	93,000	6.53	136,600	6.51
Vested	(231,493)	4.74	(316,207)	7.24
Forfeited	(8,950)	4.52	(36,800)	4.53
Nonvested at end of period	341,500 (1)	$6.11	596,993	$5.24

(1) Based on historical experience, CTS currently expects approximately 292,408 of these options to vest.
_____________________

The total fair value of shares vested during the nine-months ended October 1, 2006 and October 2, 2005 was approximately $1,097,277 and $2,289,000 respectively. As of October 1, 2006, there was $811,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at October 1, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 10/1/06	Life (Years)	Price	at 10/1/06	Price
$7.70 - 11.11	897,175	6.83	$9.36	660,675	$8.94
13.68 - 16.24	237,800	7.10	14.10	132,800	14.34
23.00 - 33.63	321,800	4.28	24.56	321,800	24.56
35.97 - 50.00	103,500	3.95	47.02	103,500	47.02
56.94 - 79.25	1,500	3.03	64.38	1,500	64.38

Restricted Stock Units

Stock settled restricted stock units (RSUs) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers and key employees as compensation. Generally, the RSUs vest over a five-year period. A summary of the status of RSUs as of October 1, 2006 and October 2, 2005, and changes during the nine-month periods then ended is presented below:

	October 1, 2006		October 2, 2005
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	525,898	$11.49	252,000	$11.07
Granted	236,700	13.67	340,438	11.75
Settled	(100,110)	11.23	(52,410)	11.34
Cancelled	(22,570)	11.34	(31,090)	11.28
Outstanding at end of period	639,918	$12.11	508,938	$11.48

Weighted-average remaining contractual life	4.2 years		4.7 years

As of October 1, 2006, there was $4.8 million of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Restricted Stock and Cash Bonus Plan

CTS’ 1988 Plan originally reserved 2,400,000 shares of CTS’ common stock for sale at market price, or award, to key employees. Under the 1988 Plan, 32,666 shares of Restricted Stock were outstanding as of October 1, 2006. Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS. In general, restrictions lapse at the rate of 20% per year beginning one year from the grant date. In addition, the 1988 Plan provides for a cash bonus to the participant equal to the fair market value of shares on the dates restrictions lapse, in the case of an award. The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award. As of October 1, 2006, there was $241,000 of total unrecognized compensation cost related to nonvested Restricted Stock. That cost is expected to be recognized over a weighted-average period of 1.2 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock. The Directors’ Plan was frozen effective December 1, 2004. All future grants will be from the 2004 Plan.

NOTE C—Restructuring Charges

In January 2006, CTS announced its intention to consolidate its Berne, Indiana manufacturing operations into three of its other existing facilities. Automotive product operations at Berne were transferred to CTS’ automotive facilities in Matamoros, Mexico and Elkhart, Indiana. Electronic components operations in Berne were moved to CTS’ Singapore facility. While the Berne facility is currently being marketed for sale, CTS continues to use the facility for certain electronic component-related service functions. As of October 1, 2006, the Berne consolidation process was substantially completed, with all expected charges recorded.

The following table displays the planned costs associated with the Berne consolidation, as well as a summary of the actual costs incurred through October 1, 2006:

($ in millions)	Planned Costs	Actual incurred through October 1, 2006

Workforce reduction	$3.1	$2.6
Postemployment obligation curtailment, net - Note H	0.2	0.2
Other	0.1	0.1
Restructuring charge	3.4	2.9

Equipment relocation	0.3	0.5
Other employee related costs	0.3	0.5
Restructuring-related costs	0.6	1.0

Total restructuring and restructuring-related costs	$4.0	$3.9

Additionally, during the third quarter of 2006, CTS recorded a pre-tax restructuring charge of $0.4 million, or $0.3 million after-tax and $0.01 per diluted share, when it revised its estimate of the fair value of the remaining net liability of the operating lease for the idle Marlborough facility.

Of the restructuring and restructuring-related costs, $3.9 million relates to the Components and Sensors business segment and $0.4 million relates to the EMS business segment. Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statement of Earnings and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity for the Berne consolidation for the nine-month period ending October 1, 2006:

($ in millions)

Restructuring liability at January 1, 2006	$—
First nine months of 2006 charge	3.9
Costs paid	(2.8)
Restructuring liability at October 1, 2006	$1.1

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

The following table presents CTS’ unaudited pro forma consolidated results of operations for the nine-month period ending October 2, 2005 as if the acquisition had been completed at the beginning of the period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

($ in thousands, except per share amounts)	Pro forma Nine Months Ended October 2, 2005

Revenues	$472,933
Net income	$13,833

Earnings per share:
Basic	$0.38
Diluted	$0.35

NOTE E—Supplemental Schedule of Noncash Investing and Financing Activities

In 2005, the Company purchased all of the capital stock of SMTEK for $61.1 million. In conjunction with the acquisition, CTS issued common stock and assumed liabilities as follows (refer also to Note D, “Acquisition”):

($ in millions)
Cash paid	$37.2
Fair value of stock issued	10.9
Liabilities assumed	32.8
Fair value of assets acquired	$80.9

NOTE F—Inventories

Inventories consist of the following:

($ in thousands)	October 1, 2006	December 31, 2005
Finished goods	$12,730	$11,771
Work-in-process	16,029	16,039
Raw materials	38,470	32,754
Total inventories	$67,229	$60,564

NOTE G—Debt

Long-term debt was comprised of the following:

($ in thousands)	October 1, 2006	December 31, 2005
Revolving credit agreement, weighted-average interest rate of 6.2%, due in 2011	$—	$—
Former revolving credit agreement, weighted-average interest rate of 6.1%	—	2,080
Convertible, senior subordinated debentures at a weighted-average interest rate of 2.125%, due in 2024	60,000	60,000
Convertible, subordinated debentures at a weighted-averaged interest rate of 6.5%	—	5,500
Term loan, weighted-average interest rate of 7.1% (2006) and 5.8% (2005), due in 2011	821	875
Other debt, weighted-average interest rate of 6.3%	—	2
	60,821	68,457
Less current maturities	176	164
Total long-term debt	$60,645	$68,293

On June 27, 2006, CTS entered into a new $100 million, unsecured revolving credit agreement. Under the terms of the new revolving credit agreement, CTS can expand the credit facility to $150 million. There were no amounts outstanding under the new revolving credit agreement at October 1, 2006. Interest rates on the new revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the new revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at October 1, 2006. The new revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the new revolving credit agreement. CTS was in compliance with all debt covenants at October 1, 2006. Additionally, the new revolving credit agreement contains restrictions relating to the amount of secured debt the Company can have outstanding, the amounts allowed for acquisitions or asset sales, and the amounts allowed for stock repurchases and dividend payments. The new revolving credit agreement expires in June 2011. The former $75 million revolving credit agreement was cancelled in connection with the execution of the new revolving credit agreement.

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

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of October 1, 2006, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

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

CTS has a registration rights agreement relating to the 2.125% Debentures which became effective in 2004. CTS had an obligation to keep the registration statement continuously effective for a period of two years, which expired in May 2006. The registration rights agreement provided that in the event of a default in this obligation, CTS was subject to an additional interest penalty of 0.25% per annum of the principal for the first 90 days of default and 0.5% per annum of principal thereafter. Accordingly, as of October 1, 2006, there was no interest penalty which CTS could incur as a result of the failure to maintain an effective registration statement.

As of December 31, 2005, the Company also had $5.5 million outstanding debt under its 6.5% convertible, subordinated debentures (6.5% Debentures). However, in accordance with the provisions of the 6.5% Debentures, the remaining debenture holder exercised its put option and accelerated the maturity of this debt, which was repaid by CTS during June 2006.

In connection with the acquisition of SMTEK, CTS assumed a term loan, which has a balance of $0.8 million at October 1, 2006. The term loan is secured by machinery and equipment of the Thailand manufacturing facility and requires monthly payments through May 2011.

NOTE H—Retirement Plans

Net pension (income) / postretirement expense for the three and nine-month periods ended October 1, 2006 and October 2, 2005 includes the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
PENSION PLANS
Service cost	$1,283	$1,310	$3,839	$3,940
Interest cost	3,020	2,839	9,049	8,524
Expected return on plan assets (1)	(6,188)	(6,311)	(18,547)	(18,940)
Amortization of unrecognized:
Transition obligation	—	(76)	—	(228)
Prior service cost	135	189	404	600
Recognized (gain) loss	645	201	1,933	569
Curtailment loss	—	—	325	475
Net pension income	$(1,105)	$(1,848)	$(2,997)	$(5,060)

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Nine Months Ended
($ in thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$5	$7	$14	$21
Interest cost	75	79	224	237
Curtailment gain	—	—	(81)	—
Net postretirement expense	$80	$86	$157	$258

CTS recognized a pension plan curtailment loss of approximately $0.3 million in 2006 and $0.5 million in 2005, and a postretirement benefit plan curtailment gain of approximately $0.1 million in 2006, due to reduced employment levels. Also, effective April 1, 2006, CTS closed one of its U.S. defined benefit plans to new participants.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Third Quarter of 2006
Net sales to external customers	$100,832	$64,844	$165,676
Segment operating earnings	3,336	5,596	8,932
Total assets	170,051	391,434	561,485

Third Quarter of 2005
Net sales to external customers	$89,111	$60,099	$149,210
Segment operating earnings	2,129	7,075	9,204
Total assets	160,052	388,812	548,864

First Nine Months of 2006
Net sales to external customers	$277,927	$204,167	$482,094
Segment operating earnings	6,926	23,939	30,865
Total assets	170,051	391,434	561,485

First Nine Months of 2005
Net sales to external customers	$272,148	$190,738	$462,886
Segment operating earnings	7,110	18,086	25,196
Total assets	160,052	388,812	548,864

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Total segment operating earnings	$8,932	$9,204	$30,865	$25,196
Restructuring and related charges - Components and Sensors	(265)	—	(3,849)	—
Restructuring charge - EMS	(475)	—	(475)	—
Interest expense	(803)	(1,254)	(2,948)	(4,553)
Other income	430	272	815	787
Earnings before income taxes	$7,819	$8,222	$24,408	$21,430

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

NOTE K—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and nine-month periods ending October 1, 2006 and October 2, 2005.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Third Quarter 2006
Basic EPS	$5,912	35,861	$0.16
Effect of dilutive securities:
Convertible debt	240	4,000
Equity-based compensation plans		405
Diluted EPS	$6,152	40,266	$0.15

Third Quarter 2005
Basic EPS	$6,330	36,284	$0.17
Effect of dilutive securities:
Convertible debt	245	4,000
Equity-based compensation plans		729
Diluted EPS	$6,575	41,013	$0.16

First Nine Months of 2006
Basic EPS	$18,453	35,841	$0.51
Effect of dilutive securities:
Convertible debt	724	4,000
Equity-based compensation plans		374
Diluted EPS	$19,177	40,215	$0.48

First Nine Months of 2005
Basic EPS	$13,659	36,434	$0.37
Effect of dilutive securities:
Convertible debt	740	4,000
Equity-based compensation plans		638
Diluted EPS	$14,399	41,072	$0.35

The following table shows the potentially dilutive securities which have been excluded from the three and nine-month periods ending October 1, 2006 and October 2, 2005 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
(Number of Shares in Thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Stock options where the assumed proceeds exceeds the average market price	701	624	750	675
Securities related to the 6.5% Debentures	—	997	159	1,108

NOTE L—Leases

During the third quarter of 2006, CTS entered into a sales / leaseback agreement related to its Albuquerque facility. The building, which had a net book value of $8.8 million, was sold for net proceeds of $12.5 million. A portion of the building was leased back under a five-year operating lease. CTS recognized approximately $0.7 million of the gain on the sale in the third quarter of 2006. The remaining gain of $3.0 million was deferred and is being amortized over the term of the operating lease.

CTS incurred approximately $4.2 million and $6.4 million of rent expense in the nine-month periods ending October 1, 2006 and October 2, 2005, respectively. The future minimum lease payments under the Company’s operating leases are $1.2 million for the remainder of 2006, $5.4 million in 2007, $4.5 million in 2008, $4.3 million in 2009, $3.0 million in 2010, and $4.1 million thereafter.

NOTE M—Treasury Stock

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expires June 30, 2007. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first nine months of 2006, CTS repurchased 70,600 shares at a total cost of $0.9 million. CTS is authorized to repurchase an additional 790,000 shares.

NOTE N—New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FAS Nos. 87, 88, 106, and 132(R).” FAS No. 158 requires employers to: a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS No. 87, “Employers’ Accounting for Pensions,” or FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of FAS No. 158 are to be applied prospectively upon adoption. The requirements under FAS No. 158 to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for CTS as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective in 2008. CTS is currently assessing the impact of adopting FAS No. 158 on its financial statements. However, based on the funded status of its defined benefit pension and postretirement plans as of December 31, 2005 (the most recent measurement date), significant changes to CTS’ consolidated balance sheet would have been a reduction to its prepaid pension asset and an increase in long-term deferred tax asset resulting in a decrease in shareholders’ equity of approximately $45 million, net of taxes. This estimate may vary from the actual impact of adopting FAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006 and the actual rate of return on CTS’ pension assets for 2006. Changes in these assumptions since out last measurement date could increase or decrease the expected impact of adopting FAS No. 158 in our consolidated financial statements at December 31, 2006.

In September 2006, the FASB also issued FAS No. 157, “Fair Value Measurements.” FAS No. 157, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. FAS No. 157 is effective for CTS in 2008. The Company is currently reviewing the provisions of FAS No. 157, but does not expect it to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for CTS at December 31, 2006. The Company is currently reviewing the provisions of SAB No. 108, but does not expect it to have a material impact on its financial statements.

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

In the third quarter of 2006, sales of EMS and Components and Sensors business segments represented 60.9% and 39.1% of CTS’ total sales respectively, compared to 59.7% and 40.3% respectively in the third quarter of 2005.

As discussed in more detail throughout the Management's Discussion and Analysis:

•
Sales increased by $16.5 million, or 11.0%, in the third quarter of 2006 from the third quarter of 2005. Sales in the EMS business segment increased by 13.2% compared to the third quarter of 2005, while sales in the Components and Sensors business segment increased by 7.9% compared to the third quarter of 2005.

•
Gross margins, as a percent of sales, were 17.4% and 19.4% in the third quarter of 2006 and 2005, respectively. Gross margins increased within the EMS business segment, but decreased within the Components and Sensors business segment. Gross margins within the Component and Sensors segment were lower primarily due to certain automotive launch related costs for new product initiatives, commodity price increases, and foreign exchange rate changes.

•
Selling, general and administrative, and research and development expenses as a percent of sales decreased to 13.0% in the third quarter of 2006 compared to 13.5% in the third quarter of 2005. The Company was able to leverage existing resources with higher sales despite the increases for equity based compensation expenses and certain start up costs related to the Czech Republic.

•
In the third quarter of 2006, a $0.3 million pre-tax expense, or $0.01 per diluted share, was incurred for restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations into three of its other existing facilities. As of October 1, 2006, the Berne consolidation process was substantially completed with all expected charges recorded.  Additionally, in the third quarter of 2006 a $0.4 million pre-tax expense, or $0.01 per diluted share, was incurred for restructuring and related charges when CTS revised its estimate of fair value of the remaining net liability of the operating lease for the idle Marlborough facility.

•	In the third quarter of 2006, a $0.7 million pre-tax gain was realized for the sale/leaseback of the Albuquerque building.

•	Net earnings were $5.9 million, or $0.15 per diluted share, in the third quarter of 2006 compared to $6.3 million, or $0.16 per diluted share, in the third quarter of 2005.

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

In the first nine months of 2006, there have been no changes in the above critical accounting policies, except that the following policy has been added in consideration of CTS’ adoption of FAS No. 123(R), “Share-Based Payment,” effective January 1, 2006.

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

Results of Operations

Comparison of Third Quarter 2006 and Third Quarter 2005

Business Segment Discussion

Refer to Note I, “Business Segments,” for a description of the Company’s business segments.

The following table highlights the business segment results for the three-month periods ending October 1, 2006 and October 2, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Third Quarter 2006
Sales	$64,844	$100,832	$165,676
Segment operating earnings	5,596	3,336	8,932
% of sales	8.6%	3.3%	5.4%

Third Quarter 2005
Sales	$60,099	$89,111	$149,210
Segment operating earnings	7,075	2,129	9,204
% of sales	11.8%	2.4%	6.2%

Sales in the Components and Sensors business segment increased by $4.7 million, or approximately 7.9% from the third quarter of 2005. The increase in sales was attributable primarily to growth in automotive product sales and growth in the sale of electronic components into infrastructure applications. The increase in sales was partially offset by lower sales due to the divestiture of the Low Temperature Co-fired Ceramics (LTCC) business, and decreased sales into mobile handset applications as CTS continues to de-emphasize these products.

The Components and Sensors business segment operating earnings were $5.6 million in the third quarter of 2006 versus $7.1 million in the third quarter of 2005. Operating earnings decreased primarily due to certain automotive launch related costs for new product initiatives, commodity price increases, the adverse impact of foreign exchange rate changes, start up costs related to expansion in the Czech Republic, increased expenses related to recognizing the fair value of stock-based compensation, higher salaries and fringes, and lower pension income. The reductions to operating earnings were partially offset by margin contribution from the higher sales volume and the gain recognized on the sale/leaseback of the Albuquerque building.

In the third quarter of 2006, CTS recorded pension income of $1.1 million compared to $1.8 million of pension income recorded in the third quarter of 2005. The pension income results primarily from U.S. pension plans which have assets in excess of projected benefit obligations. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

Sales in the EMS business segment increased by $11.7 million, or 13.2%, in the third quarter of 2006 versus the third quarter of 2005. The increase in sales was attributable primarily to higher sales into the communication, defense, and medical markets partially offset by a decrease in computer-related sales.

The EMS business segment operating earnings increased $1.2 million primarily due to margin contribution from the higher sales volume and improved product mix partially offset by adverse foreign exchange rate impacts.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated statements of earnings for the three-month periods ended October 1, 2006 and October 2, 2005:

	Three Months Ended
($ in thousands, except net earnings per share)	October 1, 2006	October 2, 2005	Increase (Decrease)
Net sales	$165,676	$149,210	$16,466
Restructuring-related costs	254	-	254
% of net sales	0.2%	-%	0.2%

Gross margin	28,846	28,986	(140)
% of net sales	17.4%	19.4%	(2.0)%

Selling, general and administrative expenses	17,725	16,159	1,566
% of net sales	10.7%	10.8%	(0.1)%

Research and development expenses	3,775	3,976	(201)
% of net sales	2.3%	2.7%	(0.4)%

Gain on sale of assets	(1,332)	(353)	(979)
% of net sales	(0.8)%	(0.2)%	(0.6)%

Restructuring charge	486	-	486
% of net sales	0.3%	-%	0.3%

Operating earnings	8,192	9,204	(1,012)
% of net sales	4.9%	6.2%	(1.3)%

Income tax expense	1,907	1,892	(15)

Net earnings	$5,912	$6,330	$(418)
% of net sales	3.6%	4.2%	(0.6)%

Net earnings per share - diluted	$0.15	$0.16	$(0.01)

Third quarter sales of $165.7 million increased $16.5 million, or 11.0%, from the third quarter of 2005. The EMS business segment increase was mainly attributable to higher sales into the communication, defense, and medical markets partially offset by a decline in computer-related sales. The Components and Sensors business segment sales growth was attributable to automotive product sales and growth in the sale of electronic components into infrastructure applications which was partially offset by lower sales due to the divestiture of the LTCC business, and decreased sales into mobile handset applications as CTS continues to de-emphasize these products.

Gross margin decreased by $0.1 million in the third quarter of 2006 from the third quarter of 2005 due to the Components and Sensor business segment, primarily related to certain automotive launch related costs for new product initiatives, commodity price increases, and reduced pension income. Gross margins were also negatively impacted by unfavorable foreign exchange rate changes and unfavorable business segment sales mix, partially offset by gross margin improvement on higher overall sales and improved product mix within the EMS business segment.  Sales in the Components and Sensors business segment, which inherently generates a higher gross margin, decreased to 39.1% of total sales in the third quarter of 2006 compared to 40.3% of total sales in the same period of 2005.

Selling, general and administrative expenses were $17.7 million, or 10.7% of sales, in the third quarter of 2006 versus $16.2 million, or 10.8% of sales in the third quarter of 2005.
The increase was driven by expenses related to recognizing the fair value of stock-based compensation, higher salaries and fringe benefits, and lower pension income.

Research and development expenses were $3.8 million, or 2.3% of sales in the third quarter of 2006 versus $4.0 million, or 2.7% of sales in the third quarter of 2005. The decrease was primarily due to reductions related to project spending, primarily in the Components and Sensors business segment.  Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.

Operating earnings were $8.2 million in the third quarter of 2006 compared to $9.2 million in the third quarter of 2005. Operating earnings decreased due to the gross margin items addressed above and $0.3 million of expenses, or $0.01 per diluted share, from restructuring and restructuring-related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations and $0.4 million pre-tax expense, or $0.01 per diluted share, for restructuring related to CTS’ revised estimate of the fair value of the remaining net liability of the operating lease for the idle Marlborough facility. Additionally, in the third quarter of 2006, pension income was lower by $0.7 million compared to the third quarter of 2005. The pension income results primarily from U.S. pension plans which have assets in excess of projected benefit obligations. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses. Operating earnings decreases were partially offset by a $0.7 million pre-tax gain, or $0.01 per diluted share, for the sale/leaseback of the Albuquerque building.

Net earnings of $5.9 million, or 3.6% of sales, decreased $0.4 million versus the third quarter of 2005. Net earnings per diluted share of $0.15 were $0.01 lower than third quarter 2005.

Comparison of First Nine Months of 2006 and First Nine Months of 2005.

Business Segment Discussion

The following table highlights the business segment results for the nine-month periods ending October 1, 2006 and October 2, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Nine Months 2006
Sales	$204,167	$277,927	$482,094
Segment operating earnings	23,939	6,926	30,865
% of sales	11.7%	2.5%	6.4%

First Nine Months 2005
Sales	$190,738	$272,148	$462,886
Segment operating earnings	18,086	7,110	25,196
% of sales	9.5%	2.6%	5.4%

During the first nine months of 2006, sales of Components and Sensors and EMS products, as a percentage of total sales, were 42.4% and 57.6% respectively. The first nine months of 2005 sales of Components and Sensors and EMS products, as a percentage of total sales, were 41.2% and 56.8% respectively.

The Components and Sensors business segment sales increased $13.4 million or 7.0% from prior year. The increase was primarily due to higher sales of automotive products, higher sales of electronic components into infrastructure applications, and higher revenue from royalties, partially offset by lower sales due to the divestiture of the LTCC business and decreased sales into mobile handset applications as CTS continues to de-emphasize these products.

The Component and Sensors business segment operating earnings increased $5.9 million due primarily to margin contribution from the higher sales volume, favorable product mix as the sales shifted from the less profitable handset market into the more profitable infrastructure applications, savings associated with the divestiture of the LTCC business, increased royalties, gain recognized from the sale of assets, and the favorable impact of personnel expenses related to headcount reductions taken in 2005. These favorable items were partially offset by certain automotive launch related costs for new product initiatives, lower pension income, increased expenses related to recognizing the fair value of stock-based compensation, commodity price increases, foreign exchange rate changes, start up costs related expansion in the Czech Republic, and higher salaries and fringes.

In the first nine months of 2006, CTS has recorded pension income of $3.0 million compared to $5.1 million of pension income recorded in the first nine months of 2005. The pension income results primarily from U.S. pension plans which have assets in excess of projected benefit obligations. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

The EMS segment experienced a sales increase of $5.8 million in the first nine months of 2006, or 2.1% from the first nine months of 2005. The EMS revenue increase is due primarily to higher sales in the communication, medical, and defense markets partially offset by a decrease in computer-related sales.

EMS segment operating earnings decreased $0.2 million primarily due to increased salaries and fringes and unfavorable expense allocations versus 2005 partially offset by a favorable product mix as a greater percentage of sales came from the higher margin industrial, medical, and defense markets.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the nine-month periods ended October 1, 2006 and October 2, 2005:

	Nine Months Ended
($ in thousands, except net earnings per share)	October 1, 2006	October 2, 2005	Increase (Decrease)
Net sales	$482,094	$462,886	$19,208
Restructuring-related costs	956	-	956
% of net sales	0.2%	-%	0.2%

Gross margin	94,900	89,493	5,507
% of net sales	19.7%	19.3%	0.4%

Selling, general and administrative expenses	55,168	51,773	3,395
% of net sales	11.4%	11.2%	0.2%

Research and development expenses	11,937	13,330	(1,393)
% of net sales	2.5%	2.9%	(0.4)%

Gain on sale of assets	(2,114)	(806)	(1,308)
% of net sales	(0.4)%	(0.2)%	(0.2)%

Restructuring charge	3,368	-	3,368
% of net sales	0.7%	-%	0.7%

Operating earnings	26,541	25,196	1,345
% of net sales	5.5%	5.4%	0.1%

Income tax expense	5,955	7,771	(1,816)

Net earnings	$18,453	$13,659	$4,794
% of net sales	3.8%	3.0%	0.8%

Net earnings per share - diluted	$0.48	$0.35	$0.13

First nine month sales of $482.1 million increased $19.2 million, or 4.1%, from the first nine months of 2005. The Components and Sensors business segment sales increased $13.4 million or 7.0% from prior year. The increase was primarily due to higher sales of automotive products, higher sales of electronic components into infrastructure applications, and higher revenue from royalties, partially offset by the loss of sales associated with the divested LTCC business and decreased sales into mobile handset applications as CTS continues to de-emphasize these products. The EMS segment experienced a sales increase of $5.8 million in the first nine months of 2006, or 2.1% from the first nine months of 2005. The EMS revenue increase is due primarily to higher sales in the communication, medical, and defense markets partially offset by a decrease in computer-related sales.

Gross margin increased $5.5 million, or 6.1%, for the first nine months of 2006 primarily due to contribution from higher sales, margin improvements within the EMS business segment, and favorable business segment sales mix. As a percentage of sales, gross margin increased to 19.7% in the first nine months of 2006 compared to 19.3% in the first nine months of 2005. The gross margin was adversely impacted by certain automotive launch related costs for new product initiatives, commodity price increases, and reduced pension income.

Selling, general and administrative expenses increased $3.4 million, primarily driven by expenses related to recognizing the fair value of stock-based compensation, higher salaries, and lower pension income, partially offset by an insurance claim settlement received in the first quarter of 2006 and by savings related to personnel reductions taken primarily in the first quarter of 2005.

Research and development expenses were $11.9 million, or 2.5% of sales versus $13.3 million, or 2.9% of sales in the first nine months of 2005. The decrease was primarily due to savings from personnel reductions taken in the first quarter of 2005 and reductions related to project spending in the Components and Sensors business segment. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors business segment to support expanded application and new product development.

Operating earnings were $26.5 million in the first nine months of 2006 compared to $25.2 million in the first nine months of 2005. The operating earnings improved due to the gross margin items addressed above, cost reductions from the divestiture of the LTCC business, the favorable impact from an insurance claim settlement of approximately $1.5 million pre-tax, or $0.03 per diluted share in the first quarter of 2006, and a $0.7 million pre-tax gain, or $0.01 per diluted share, for the sale/leaseback of the Albuquerque building recognized in the third quarter of 2006.

Operating earnings were adversely impacted by $3.9 million of pre-tax expenses, or $0.07 per diluted share, from restructuring and restructuring related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations, and a $0.4 million pre-tax expense, or $0.01 per diluted share, restructuring charge for CTS’ revised estimate of fair value of the remaining net liability of the operating lease for the idle Marlborough facility.

In the first nine months of 2006, CTS’ pension income was lower by $2.1 million compared to the first nine months of 2005. The pension income results primarily from U.S. pension plans which have assets in excess of projected benefit obligations. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

In the first nine months of 2005, income tax expense included a net impact of $2.8 million, or $0.07 per diluted share, related to the $4.5 million of expense for the repatriation of foreign cash to the United States under the American Jobs Creation Act of 2004 and a $1.7 million benefit relating to the reversal of income tax reserves due to the successful resolution of tax issues in certain foreign jurisdictions.

Net earnings of $18.5 million, or 3.8% of sales, increased $4.8 million versus the first nine months of 2005. Net earnings per diluted share of $0.48 were $0.13 higher than first nine months of 2005.

Outlook- 2006 Sales Growth and Full Year Earnings:

Based on the first nine months results and the outlook for the remainder of the year, CTS expects full-year 2006 sales to grow by 6% - 8% over 2005. Full-year adjusted diluted earnings per share are now expected to be in a range of $0.74 to $0.77, which excludes the full-year Berne and Marlborough restructuring and restructuring-related charges of approximately $0.08 per diluted share.

The following table provides a reconciliation of projected earnings per share, diluted to adjusted projected earnings per share, diluted for the Company:

Projected Twelve Months Ended
December 31, 2006
Earnings per share, diluted	$0.66- $0.69
Tax affected charges to reported diluted Earnings per share:

Restructuring and restructuring related charges	0.08

Adjusted earnings per share, diluted	$0.74- $0.77

Adjusted earnings per share, diluted is a non-GAAP financial measure. The most directly comparable GAAP financial measure is earnings per share, diluted. CTS calculated full year adjusted projected earnings per share, diluted for 2006 to exclude the per share impact of restructuring and restructuring-related charges. We exclude the impact of these items because each was a discrete event which had a significant impact on comparable GAAP financial measures and could distort an evaluation of our normal operating performance. CTS uses adjusted earnings per share, diluted measures, to evaluate overall performance, establish plans and perform strategic analysis. Using adjusted earnings per share, diluted measures avoids distortion in the evaluation of operating results by eliminating the impact of events which are not related to normal operating performance. Because adjusted earnings per share, diluted measures are based on the exclusion of specific items, they may not be comparable to measures used by other companies which have similar titles. CTS' management compensates for this limitation when performing peer comparisons by evaluating both GAAP and non-GAAP financial measures reported by peer companies. CTS believes that adjusted earnings per share, diluted measures are useful to its management, investors and stakeholders in that they:
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

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $29.7 million at the end of October 1, 2006 compared to $12.0 million at December 31, 2005. Total debt on October 1, 2006 was $70.3 million versus $81.8 million at December 31, 2005. Total debt as a percentage of total capitalization was 16.7% at the end of the third quarter of 2006, compared with 19.9% at December 31, 2005.

Working capital increased $27.6 million in the first nine months of 2006 primarily driven by the change in the cash and cash equivalents balance as noted above and the following:

•	Accounts receivables increased by $10.5 million. The primary driver for the increase was due to an $11.1 million increase in sales in the third quarter of 2006 from the fourth quarter of 2005.

•
Inventory increased by $6.7 million due primarily to increased sales of $8.5 million or 9.2% in the EMS business segment compared to the fourth quarter of 2005, certain automotive launch related inventory builds, and inventory related to the start up of the new facility in the Czech Republic.

•	Other current assets increased by $4.4 million due primarily to an increase in receivables related to customer tooling and taxes receivable related to foreign jurisdictions.

•	Short-term notes payable decreased by $3.8 million driven by positive cash flows from foreign operations.

Working capital increases were partially offset by:

•	Accounts payable increased by $8.4 million primarily driven by increased purchases to support the higher sales volume.

•	Accrued liabilities increased by $7.0 million primarily driven by increased accrued severance expenses and increased accrued salaries and wages.

Cash Flow

Operating Activities

Net cash provided by operating activities was $28.5 million for the first nine months of 2006. Components of net cash provided by operating activities included net earnings of $18.5 million, depreciation and amortization expense of $19.0 million, equity-based compensation of $3.0 million and restructuring charges of $3.4 million partially offset by an increase to the prepaid pension asset of $4.7 million, gain on sales of assets of $2.1 million and an unfavorable change in assets and liabilities of $8.5 million.  The increase in assets and liabilities were primarily due to increased accounts receivables of $10.5 million, an increase in inventory of $6.7 million, an increase in other current assets of $4.4 million partially offset an increase in accounts payable and accrued liabilities of $11.7 million.

Net cash provided by operating activities was $29.7 million in the first nine months of 2005.  Components of net cash provided by operating activities included net earnings of $13.7 million and depreciation and amortization expense of $19.8 million, deferred income taxes of $3.0 million, equity-based compensation of $1.8 million, and a $1.3 million unfavorable change in assets and liabilities. The unfavorable changes in assets and liabilities were primarily due to a decrease of $4.7 million in accounts payable and accrued liabilities, an increase in other current assets of $2.9 million, an increase in inventory of $1.4 million partially offset by the accounts receivables decrease of $6.3 million. Net cash provided by operating activities was partially offset by the unfavorable change in the prepaid pension asset of $6.6 million.

Total free cash flow in the first nine months of 2006 was $17.4 million. Total free cash flow in the first nine months of 2005 was $17.2 million.

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

The following table summarizes free cash flow for CTS:

	Nine Months Ended
($ in millions)	October 1, 2006	October 2, 2005
Net cash provided by operations	$28.5	$29.7
Capital expenditures	(11.1)	(12.5)
Free cash flow	$17.4	$17.2

Net cash provided by investing activities were $3.3 million for the first nine months of 2006, including $14.5 million in proceeds for sale of assets, primarily related to the $12.5 million proceeds for the sale of the Albuquerque facility, partially offset by $11.1 million used for capital expenditures.

Net cash used in investing activities totaled $46.5 million in the first nine months of 2005. The cash used for the SMTEK acquisition was $35.6 million, and capital expenditures were $12.6 million.

Net cash used in financing activities were $15.9 million in first nine months of 2006, consisting primarily of a net $7.7 million reduction in long-term debt associated with the payment of the $5.5 million of 6.5% debenture, a decrease in short- term notes payable of $3.8 million, $3.2 million in dividends payments, and a $0.9 million purchase of treasury stock.

Net cash used in financing activities were $24.8 million in first nine months of 2005, consisting primarily of $13.0 million from the repayment of debt related to the SMTEK acquisition, $7.5 million purchase of treasury stock and $3.3 million in dividends payments.

Capital Resources

On June 27, 2006, CTS entered into a new $100 million, unsecured revolving credit agreement. Under the terms of the new revolving credit agreement, CTS can expand the credit facility to $150 million. The new revolving credit agreement does not have an outstanding balance at October 1, 2006. Interest rates on the new revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the new revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at October 1, 2006. The new revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the new revolving credit agreement. Additionally, the new revolving credit agreement contains restrictions relating to the amount of secured debt the Company can have outstanding, the amounts allowed for acquisitions or asset sales, and the amounts allowed for stock repurchases and dividend payments. The new revolving credit agreement expires in June 2011. The former $75 million revolving credit agreement was cancelled in connection with the execution of the new revolving credit agreement.

CTS believes cash flows from operating activities and available borrowings under its revolving credit agreement will be adequate to fund its working capital and capital expenditure requirements. CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of stock. The authorization expires June 30, 2007. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first nine months 2006, CTS repurchased 70,600 shares at a total cost of $945,956. At October 1, 2006, CTS was authorized to repurchase approximately 790,000 additional shares.

In November 2001, CTS’ Form S-3 registration statement registering two million shares of CTS common stock to be issued under the CTS’ Direct Stock Purchase Plan was declared effective by the Securities and Exchange Commission.  In November 2005, CTS terminated the direct stock purchase plan under this registration statement.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission.  CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.   During the first nine months of 2006, CTS did not issue any securities under this registration statement.  As of October 1, 2006, CTS could offer up to $435.1 million of additional debt and/or equity securities under this registration statement.

Capital Requirements

The following table sets forth the impact that contractual obligations, as of October 1, 2006, are expected to have on the Company's liquidity and cash flow in future periods:

	Payments Due by Period
($ in millions)	Total	2006	2007 - 2008	2009 - 2010	2011 - beyond
Long-term debt (1)	$83.5	$0.4	$2.9	$2.9	$77.3
Operating leases	22.5	1.2	9.9	7.3	4.1
Purchase obligations	-	-	-	-	-
Retirement obligations	14.8	0.4	3.1	3.2	8.1
	$120.8	$2.0	$15.9	$13.4	$89.5

(1)	Includes 2.125% Debentures issued in May 2004. Investor may convert the debentures, under certain circumstances, at any time to CTS common stock. The conversion price is $15.00 per common share.

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

New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FAS Nos. 87, 88, 106, and 132(R).” FAS No. 158 requires employers to: a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS No. 87, “Employers’ Accounting for Pensions,” or FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirements of FAS No. 158 are to be applied prospectively upon adoption. The requirements under FAS No. 158 to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for CTS as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective in 2008. CTS is currently assessing the impact of adopting FAS No. 158 on its financial statements. However, based on the funded status of its defined benefit pension and postretirement plans as of December 31, 2005 (the most recent measurement date), significant changes to CTS’ consolidated balance sheet would have been a reduction to its prepaid pension asset and an increase in long-term deferred tax asset resulting in a decrease in shareholders’ equity of approximately $45 million, net of taxes. This estimate may vary from the actual impact of adopting FAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006 and the actual rate of return on CTS’ pension assets for 2006. Changes in these assumptions since out last measurement date could increase or decrease the expected impact of adopting FAS No. 158 in our consolidated financial statements at December 31, 2006.

In September 2006, the FASB also issued FAS No. 157, “Fair Value Measurements.” FAS No. 157, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. FAS No. 157 is effective for CTS in 2008. The Company is currently reviewing the provisions of FAS No. 157, but does not expect it to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for CTS at December 31, 2006. The Company is currently reviewing the provisions of SAB No. 108, but does not expect it to have a material impact on its financial statements.

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

Off-Balance Sheet Arrangements

CTS incurred approximately $4.2 million and $6.4 million of rent expense in the nine months ending October 1, 2006 and October 2, 2005, respectively. The future minimum lease payments under the Company's operating leases are $1.2 million for the remainder of 2006, $5.4 million in 2007, $4.5 million in 2008, $4.3 million in 2009, $3.0 million in 2010, and $4.1 million thereafter.

__________________________________________________

*****

Forward-Looking Statements
This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. For more detailed information on the risks and uncertainties associated with CTS’ business, see our reports filed with the SEC. CTS undertakes no obligation to publicly update its forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes. Investors are encouraged to examine the Company’s 2005 Form 10-K, which more fully describes the risks and uncertainties associated with the Company’s business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in CTS’ market risk since December 31, 2005.

 Item 4.    Controls and Procedures

CTS maintains a set of disclosure controls and procedures designed to ensure information required to be disclosed by CTS in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As of October 1, 2006, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of CTS’ management, including the chief executive officer and chief financial officer, of the effectiveness of CTS’ disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that CTS’ disclosure controls and procedures are effective at the reasonable assurance level referred to above, provided that the evaluation of CTS’ disclosure controls and procedures did not include a final evaluation of the effectiveness of the internal control over financial reporting for the SMTEK business, as described further below.

The SMTEK business has facilities located in Moorpark and Santa Clara, California; and Bangkok, Thailand. Each of these facilities reports financial results that are included in this report for the quarter ended October 1, 2006. CTS’ management has completed an initial evaluation of the SMTEK business’ internal controls over financial reporting during the nine months ended October 1, 2006. Based on the results of the initial evaluation, the controls and procedures in place at the SMTEK businesses are effective. The assessment of these controls and processes will be complete during the fourth quarter of 2006. Other than changes resulting from CTS’ acquisition of SMTEK, there were no changes in CTS’ internal control over financial reporting during the quarter ended October 1, 2006 that materially affected, or are reasonably likely to materially affect, CTS’ internal control over financial reporting.

PART II  -   OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note J, “Contingencies” in Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.

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

As of October 1, 2006, CTS’ long-term debt balance was $60.8 million, consisting of $60.0 million of 2.125% convertible senior subordinated notes and $0.8 million of borrowings under foreign credit facilities. The level of CTS’ indebtedness could, among other things: increase CTS’ vulnerability to general economic and industry conditions, including recessions; require CTS to use cash flows from operations to service its indebtedness, thereby reducing its ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit CTS’ flexibility in planning for, or reacting to, changes in its business and the industries in which it operates; place CTS at a competitive disadvantage compared to competitors that have less indebtedness; limit CTS’ ability to borrow additional funds that may be needed to operate and expand its business.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending October 1, 2006:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				803,200
July 3, 2006 - July 30, 2006	8,200	$13.48	8,200	795,000
July 31, 2006 - August 27, 2006	5,000	13.52	5,000	790,000
Total	13,200	$13.50	13,200

_________________________________

(1)	In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expires June 30, 2007.

Item 6. Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Vinod M. Khilnani
Richard G. Cutter III Vice President, Secretary and General Counsel	Vinod M. Khilnani Senior Vice President and Chief Financial Officer

Date: November 2, 2006	Date: November 2, 2006