Form 10-Q/A
period 2006-04-02
CTS CORP
filed 2007-05-15
CIK 26058

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2006: 35,886,365

CTS CORPORATION AND SUBSIDIARIES

i

EXPLANATORY NOTE

We are filing this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 as filed with the Securities and Exchange Commission on April 26, 2006 (the “Original Filing”) to restate our consolidated financial statements and amend the related disclosures for the three-month period ended April 2, 2006. This amended Form 10-Q/A also includes the restatement of selected unaudited quarterly financial data for the first quarter in the year ended December 31, 2006 and a restated condensed consolidated balance sheet for the year ended December 31, 2005. As previously disclosed in our Current Report on Form 8-K filed on February 9, 2007, our financial statements and related financial information contained in our Quarterly Reports on Form 10-Q filed in 2006 should no longer be relied upon. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

The restatement of the Original Filing was based on a review initiated by management under the oversight of the Audit Committee, with the assistance of outside counsel and forensic accountants, revealing incorrect entries made by the controller at our Moorpark, California location. The incorrect entries consisted of the movement of costs from income statement accounts, primarily cost of goods sold, to balance sheet accounts, primarily accounts payable, beginning in 2005 and continuing throughout 2006.

For more information on these matters, please refer to Note B, to the condensed consolidated financial statements “Restatement of the Condensed Consolidated Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4, “Controls and Procedures.”

All of the information in this Form10-Q/A is as of April 2, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or update disclosures affected by subsequent events, including the exhibits to the Original Filing, except for the updated Exhibits 31(a), 31(b), 32(a), and 32(b). This Form 10-Q/A sets forth the Original Filing in its entirety, as amended by and to reflect the restatement, as well as other adjustments described above. The following items in the Form 10-Q/A were amended to reflect the restatement:

Part I Item 1 Unaudited Financial Statements;
Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I Item 4  Controls and Procedures;
Part II Item 6 Exhibits

PART I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended
	April 2, 2006 (as restated)	April 3, 2005

Net sales	$150,493	$155,330
Costs and expenses:
Cost of goods sold	120,452	127,115
Selling, general, and administrative expenses	16,390	17,757
Research and development expenses	4,092	4,787
Restructuring charge - Note D	1,962	—

Operating earnings	7,597	5,671
Other (expense) income:
Interest expense	(1,111)	(1,717)
Interest income	125	419
Other	3	26
Total other expense	(983)	(1,272)
Earnings before income taxes	6,614	4,399
Income tax expense	1,574	1,012
Net earnings	$5,040	$3,387

Net earnings per share — Note L
Basic	$0.14	$0.09

Diluted	$0.13	$0.09

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	35,821	36,398
Diluted	40,234	40,979

See notes to condensed consolidated financial statements (as restated).

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands of dollars)

	April 2, 2006 (as restated)	December 31, 2005* (as restated)
ASSETS
Current Assets
Cash and cash equivalents	$12,637	$12,029
Accounts receivable, less allowances (2006 - $2,578; 2005 - $2,373)	94,005	90,790
Inventories — Note G	60,995	60,629
Other current assets	19,678	16,268
Total current assets	187,315	179,716
Property, plant and equipment, less accumulated depreciation (2006 - $251,315; 2005 - $252,545)	106,212	109,653
Other Assets
Prepaid pension asset — Note I	153,680	152,483
Goodwill	24,657	24,657
Other intangible assets	41,540	42,347
Deferred income taxes	22,921	22,887
Other	1,943	2,086
Total other assets	244,741	244,460
Total Assets	$538,268	$533,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$14,124	$13,299
Current portion of long-term debt - Note H	170	164
Accounts payable	66,219	68,720
Accrued liabilities	39,767	39,140
Total current liabilities	120,280	121,323
Long-term debt - Note H	68,208	68,293
Other long-term obligations	16,206	16,120
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,603,592 shares issued at April 2, 2006 and 53,576,243 shares issued at December 31, 2005	275,485	275,211
Additional contributed capital	25,483	24,743
Retained earnings	299,441	295,478
Accumulated other comprehensive earnings (loss)	291	(244)
	600,700	595,188
Cost of common stock held in treasury (17,720,127 shares at 2006 and 17,717,657 shares at 2005)	(267,126)	(267,095)
Total shareholders’ equity	333,574	328,093
Total Liabilities and Shareholders’ Equity	$538,268	$533,829
*The balance sheet at December 31, 2005, has been derived from the restated audited financial statements at that date. See notes to condensed consolidated financial statements (as restated).

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 2, 2006 (as restated)	April 3, 2005
Cash flows from operating activities:
Net earnings	$5,040	$3,387
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,687	6,848
Equity-based compensation - Note C	865	617
Changes in assets and liabilities, net of effects from purchase of SMTEK
Accounts receivable	(3,216)	2,078
Inventories	(366)	(139)
Other current assets	(2,906)	(2,226)
Prepaid pension asset	(1,197)	(1,887)
Accounts payable and accrued liabilities	(1,825)	1,688
Other	(453)	493
Total adjustments	(2,411)	7,472
Net cash provided by operating activities	2,629	10,859

Cash flows from investing activities:
Payment for purchase of SMTEK, net of cash acquired	—	(35,561)
Capital expenditures	(2,479)	(3,004)
Proceeds from sales of assets	513	499
Net cash used in investing activities	(1,966)	(38,066)

Cash flows from financing activities:
Repayment of debt assumed in connection with purchase of SMTEK	—	(13,013)
Payments of long-term debt	(34,165)	(33,982)
Proceeds from borrowings of long-term debt	34,040	72,715
Increase in short-term notes payable	825	188
Dividends paid	(1,076)	(1,078)
Other	39	78
Net cash provided by (used in) financing activities	(337)	24,908

Effect of exchange rate on cash and cash equivalents	282	(469)
Net increase (decrease) in cash and cash equivalents	608	(2,768)

Cash and cash equivalents at beginning of year	12,029	61,005
Cash and cash equivalents at end of period	$12,637	$58,237

Supplemental cash flow information
Cash paid during the period for:
Interest	$559	$1,503
Income taxes—net	$1,360	$819

Supplemental schedule of noncash investing and financing activities:
Refer to Note F, “Supplemental Schedule of Noncash Investing and Financing Activities”

See notes to condensed consolidated financial statements (as restated).

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 2, 2006 (as restated)	April 3, 2005

Net earnings	$5,040	$3,387
Other comprehensive earnings (loss):
Cumulative translation adjustment	535	(395)
Comprehensive earnings	$5,575	$2,992

See notes to condensed consolidated financial statements (as restated).

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

NOTE B—Restatement of Condensed Consolidated Financial Statements

In February 2007, management commenced an investigation of accounting entries at CTS' Moorpark and Santa Clara, California manufacturing locations. The investigation was conducted under the oversight of the Audit Committee and with the assistance of outside legal counsel and forensic accountants.

The investigation determined that the Moorpark Controller made numerous incorrect accounting entries beginning in 2005 and continuing through 2006. These entries transferred significant costs from income statement accounts, primarily cost of goods sold, to balance sheet accounts, primarily accounts payable.

The net tax adjusted effect of these misstatements on CTS' 2005 earnings was $1.5 million and on the nine months ended October 1, 2006 earnings was $1.9 million. Management has included a restated condensed consolidated balance sheet for the year ended December 31, 2005 in this filing. Management determined that the effect of the misstatements on CTS' 2006 consolidated financial statements was material. As a result of the misstatements, CTS has restated its condensed consolidated financial statements for each of the first three quarters of 2006 to record $1.9 million of total costs net of related income tax effects. These misstatements resulted in tax adjusted charges of $1.2 million, $1.0 million and $(0.3) million for each of the quarters ended April 2, 2006, July 2, 2006 and October 1, 2006, respectively. These additional charges are non-cash and have no impact on CTS’ reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

CTS’ original filings on Form 10-Q for the quarters ended April 2, 2006, July 2, 2006 and October 1, 2006 are being amended in Quarterly Reports on Form 10-Q/A to reflect restated consolidated financial statements and related disclosures.

The following table sets forth the impact of the misstatements and related tax effects on CTS' condensed consolidated financial statements for the three-month period ended April 2, 2006 and the condensed consolidated balance sheet as of December 31, 2005:

Income Statement

	Three months ended April 2, 2006
	As Reported	Adjustments	As Restated
Cost of Goods Sold	$118,419	$2,033	$120,452
Selling, general and administrative expenses	16,737	(347)	16,390
Operating Earnings	9,283	(1,686)	7,597
Earnings before income taxes	8,300	(1,686)	6,614
Income tax expense	2,075	(501)	1,574
Net earnings	$6,225	$(1,185)	$5,040
Net earnings per share
Basic	$0.17	$(.03)	$0.14
Diluted	0.16	(.03)	0.13

Balance Sheet

	April 2, 2006
	As Reported	Adjustments	As Restated
Account receivable	$94,136	$(131)	$94,005
Inventories	61,450	(455)	60,995
Other current assets	19,813	(135)	19,678
Total current assets	188,036	(721)	187,315
Deferred income taxes	22,045	876	22,921
Property, plant and equipment	106,278	(66)	106,212
Total Assets	$538,179	$89	$538,268
Accounts payable	62,681	3,538	66,219
Accrued liabilities	40,552	(785)	39,767
Total current liabilities	117,527	2,753	120,280
Retained earnings	302,105	(2,664)	299,441
Total shareholders’ equity	336,238	(2,664)	333,574
Total Liabilities and Shareholders’ Equity	$538,179	$89	$538,268

Balance Sheet

	December 31, 2005
	As Reported	Adjustments	As Restated
Account receivable	$91,265	$(475)	$90,790
Inventories	60,564	65	60,629
Other current assets	16,816	(548)	16,268
Total current assets	180,674	(958)	179,716
Deferred income taxes	22,011	876	22,887
Property, plant and equipment	109,676	(23)	109,653
Other assets	2,088	(2)	2,086
Total Assets	$533,936	$(107)	$533,829
Accounts payable	67,196	1,524	68,720
Accrued liabilities	39,274	(134)	39,140
Total current liabilities	119,933	1,390	121,323
Other long-term obligations	16,139	(19)	16,120
Retained earnings	296,956	(1,478)	295,478
Total shareholders’ equity	329,571	(1,478)	328,093
Total Liabilities and Shareholders’ Equity	$533,936	$(107)	$533,829

NOTE C—Share-Based Compensation

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

The following table summarizes information about stock options outstanding at April 2, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 4/2/06	Life (Years)	Price	at 4/2/06	Price
$7.70 - 11.11	929,099	7.31	$9.33	478,606	$8.66
14.02 - 16.24	144,800	5.93	14.37	132,800	14.34
23.00 - 33.63	344,325	4.78	24.56	344,325	24.56
35.97 - 50.00	104,250	4.45	47.05	104,250	47.05
56.94 - 79.25	1,500	3.53	64.38	1,500	64.38

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

NOTE D - Restructuring Charge

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

NOTE E—Acquisition

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

NOTE F—Supplemental Schedule of Noncash Investing and Financing Activities

In 2005, the Company purchased all of the capital stock of SMTEK for $61.1 million. In conjunction with the acquisition, CTS issued common stock and assumed liabilities as follows (refer also to Note D, “Acquisition”):

($ in millions)
Cash paid	$37.2
Fair value of stock issued	10.9
Liabilities assumed	32.8
Fair value of assets acquired	$80.9

NOTE G—Inventories

Inventories consist of the following:

($ in thousands)	April 2, 2006 (as restated	December 31, 2005 (as restated)
Finished goods	$11,231	$11,931
Work-in-process	12,928	15,660
Raw materials	36,836	33,037
Total inventories	$60,995	$60,629

NOTE H - Debt

Long-term debt was comprised of the following:

($ in thousands)	April 2, 2006	December 31, 2005
Revolving credit agreement, average interest rate of 6.5% (2006) and 6.1% (2005) due in 2007	$2,000	$2,080
Convertible, senior subordinated debentures at a weighted-average rate of 2.125%, due in 2024	60,000	60,000
Convertible, subordinated debentures at a weighted-averaged rate of 6.5%, due in 2007	5,500	5,500
Term loan, interest 5.8%, due in 2011	878	875
Other debt, weighted-average rate of 6.3% (2005) due 2006	—	2
	68,378	68,457
Less current maturities	170	164
Total long-term debt	$68,208	$68,293

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

NOTE I—Retirement Plans

Net pension (income) / postretirement expense for the three months ended April 2, 2006 and April 3, 2005 includes the following components:

	Pension Plans		Other Postretirement Benefit Plans
($ in thousands)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Service cost	$1,276	$1,318	$4	$7
Interest cost	3,012	2,846	75	79
Expected return on plan assets [1]	(6,175)	(6,318)	—	—
Amortization of unrecognized:
Transition obligation	—	(76)	—	—
Prior service cost	134	184	—	—
Recognized (gain) loss	644	206	—	—
Curtailment loss	325	475	(81)	—
(Income)/expense, net	$(784)	$(1,365)	$(2)	$86

1 Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
First Quarter of 2006 (as restated)
Net sales to external customers	$82,865	$67,628	$150,493
Segment operating earnings	(781)	10,499	9,718
Total assets	154,041	384,227	538,268

First Quarter of 2005
Net sales to external customers	$91,166	$64,164	$155,330
Segment operating earnings	2,131	3,540	5,671
Total assets	166,481	428,160	594,641

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

($ in thousands)	First Quarter 2006 (as restated)	First Quarter 2005
Total segment operating earnings	$9,718	$5,671
Restructuring and related charges - Components and Sensors	(2,121)	—
Interest expense	(1,111)	(1,717)
Interest income	125	419
Other income	3	26
Earnings before income taxes	$6,614	$4,399

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

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2006 (as restated)
Basic EPS	$5,040	35,821	$0.14
Effect of dilutive securities:
Convertible debt	241	4,000
Equity-based compensation plans		413
Diluted EPS	$5,281	40,234	$0.13

First Quarter 2005
Basic EPS	$3,387	36,398	$0.09
Effect of dilutive securities:
Convertible debt	250	4,000
Equity-based compensation plans		581
Diluted EPS	$3,637	40,979	$0.09

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

NOTE M - Leases

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial data and financial statements included in this Form 10-Q/A have been restated to reflect adjustments to previously reported quarterly financial data for the period ended April 2, 2006 and year-end financial data for the period ended December 31, 2005. (See Note B - “Restatement of Condensed Consolidated Financial Statements” for additional information.) This information should be considered in conjunction with the information contained in the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

•
Gross margins, as a percent of sales, were 20.0% and 18.2% in the first quarter of 2006 and 2005, respectively. The overall increase in gross margins was due to favorable segment sales versus the first quarter of 2005 as well as increased gross margins within the Components and Sensors business segment. The Components and Sensors business segment, which inherently generates a higher gross margin, increased to 44.9% of total sales in the first quarter of 2006 compared to 41.3% of total sales in the same period of 2005. The gross margin increase was partially offset by decreased EMS gross margins from expenses incurred for new customer start-up, excessive freight costs, labor inefficiencies, and pricing pressures.

•
The Company continued to reduce selling, general and administrative, and research and development expenses as a percent of sales. Despite the sales decrease from the first quarter of 2005, selling, general, and administrative expenses combined with research and development expenses decreased to 13.6% of total sales compared to 14.5% of total sales in the first quarter of 2005.

•	For the first quarter of 2006, CTS changed the estimate of its full year 2006 effective tax rate from 24.1% to 23.8%.

•	Net earnings were $5.0 million, or $0.13 per diluted share, in the first quarter of 2006 compared to $3.4 million, or $0.09 per diluted share, in the first quarter of 2005.

•
The first quarter of 2006 included a $2.1 million pre-tax expense, or $0.04 per share, for restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations into three of its other existing facilities (see Note D for additional information). Additionally, the first quarter of 2006 included a favorable insurance claim settlement of approximately $1.5 million pre-tax, or $0.03 per share.

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

Results of Operations

Comparison of First Quarter 2006 and First Quarter 2005

Business Segment Discussion

Refer to Note J, “Business Segments,” for a description of the Company’s business segments.

The following table highlights the business segment results for the three-month periods ending April 2, 2006 and April 3, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Quarter 2006 (as restated)
Sales	$67,628	$82,865	$150,493
Segment operating earnings	10,499	(781)	9,718
% of sales	15.5%	(0.9)%	6.4%

First Quarter 2005
Sales	$64,164	$91,166	$155,330
Segment operating earnings	3,540	2,131	5,671
% of sales	5.5%	2.3%	3.7%

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

The Components and Sensors business segment operating earnings were $10.5 million in the first quarter of 2006 versus $3.5 million in the first quarter of 2005. Operating earnings in the first quarter of 2006 included a favorable insurance claim settlement of approximately $1.5 million, or $0.03 per share. Other operating earning improvements resulted from personnel savings related to headcount reductions taken primarily in the first quarter of 2005, margin contribution from the higher sales volume, favorable product mix as the sales shifted from the less profitable handset market into the more profitable infrastructure applications and automotive products, and increased royalty revenue. In the first quarter of 2006, CTS has recorded pension income of $0.8 million in operating income. This amount includes $0.3 million of pension curtailment losses associated with the Berne consolidation, which are included in the restructuring charge discussed above. The remaining $1.1 million of pension income compares to $1.4 million of pension income recorded in the first quarter of 2005. The decrease from prior year results primarily from the amortization of losses resulting from lower pension returns than expected in prior years in the U.S. Plans. The increase in the loss amortization expense item from 2005 to 2006 is a result of a change in mortality assumption (resulting in longer life expectancies), actual plan experience being less favorable than expected, and the amortization of deferred asset losses from prior years.

The EMS business segment experienced a sales decrease of $8.3 million, or 9.1%, in the first quarter of 2006 versus the first quarter of 2005. The decrease in sales was attributable primarily to lower sales into the computer market.

The EMS business segment operating earnings decreased $2.9 million primarily due to decreased EMS gross margins from expenses incurred for new customer start-up, excessive freight costs, labor inefficiencies, pricing pressures, lower sales volumes and the incremental costs related to the full quarter of expense in 2006 versus two months of expense in 2005 for the January 31, 2005 SMTEK acquisition.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated statements of earnings for the three-month periods ended April 2, 2006 and April 3, 2005:

	Three months ended
($ in thousands, except net earnings per share)	April 2, 2006 (as restated)	April 3, 2005	Increase (Decrease)
Net sales	$150,493	$155,330	$(4,837)
Restructuring-related costs	159	-	159
	0.1%	-%	0.1%

Gross margin	30,041	28,215	1,826
% of net sales	20.0%	18.2%	1.8%

Selling, general and administrative expenses	16,390	17,757	(1,367)
% of net sales	10.9%	11.4%	(0.5)%

Research and development expenses	4,092	4,787	(695)
% of net sales	2.7%	3.1%	(0.4)%

Restructuring charge	1,962	-	1,962
% of net sales	1.3%	-%	1.3%

Operating earnings	7,597	5,671	1,926
% of net sales	5.0%	3.7%	1.3%

Income tax expense	1,574	1,012	562

Net earnings	$5,040	$3,387	$1,653
% of net sales	3.3%	2.2%	1.1%

Net earnings per share - diluted	$0.13	$0.09	$0.04

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

Gross margin increased $1.8 million in the first quarter of 2006 from the first quarter of 2005 due to favorable business segment sales mix and gross margin improvement in the Components and Sensors business segment. The Components and Sensors business segment, which inherently generates a higher gross margin, increased to 44.9% of total sales in the first quarter of 2006 compared to 41.3% of total sales in the same period of 2005 due mainly to sales growth in automotive sensor products. The gross margin increase was partially offset by decreased EMS gross margins resulting from expenses incurred for new customer start-up, excessive freight costs, labor inefficiencies, and pricing pressures.

Selling, general and administrative expenses were $16.4 million, or 10.9% of sales, in the first quarter of 2006 versus $17.8 million, or 11.4% of sales in the first quarter of 2005. Selling, general and administrative expenses were favorably impacted by an insurance claim settlement received in the first quarter of 2006 and by personnel reductions taken primarily in the first quarter of 2005.Research and development expenses were $4.1 million, or 2.7% of sales in the first quarter of 2006 versus $4.8 million, or 3.1% of sales in the first quarter of 2005. The percentage decrease was primarily due to personnel savings related to headcount reductions taken primarily in the first quarter of 2005 mainly in the Components and Sensors business segment. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.

Operating earnings were $7.6 million in the first quarter of 2006 compared to $5.7 million in the first quarter of 2005. The increase in operating earnings included $2.1 million of expenses, or $0.04 per share, from restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations and also included the favorable impact from an insurance claim settlement of approximately $1.5 million, or $0.03 per share. In the first quarter of 2006, CTS has recorded pension income of $0.8 million in operating income. This amount includes $0.3 million of pension curtailment losses associated with the Berne consolidation, which are included in the restructuring charge shown above. The remaining $1.1 million of pension income compares to $1.4 million of pension income recorded in the first quarter of 2005. The decrease from prior year results primarily from the amortization of losses resulting from lower pension returns than expected in prior years in the U.S. Plans. The increase in the loss amortization expense item from 2005 to 2006 is a result of a change in mortality assumption (resulting in longer life expectancies), actual plan experience being less favorable than expected, and the amortization of deferred asset losses from prior years.

During the first quarter of 2006, CTS changed the estimate of its full year effective tax rate from 24.1% to 23.8%. The lower tax rate reflects tax savings resulting primarily from lower earnings in certain higher-tax jurisdictions.

In 2005, CTS changed its estimate of its 2005 tax rate before the benefit of reversal of reserves and expense of HIA dividend from 23% to 24.1%. The higher effective tax rate reflects the lower than planned revenue and profitability in certain jurisdictions with lower statutory tax rates partially offset by increased profitability in certain jurisdictions with higher statutory tax rates.

Net earnings of $5.0 million, or 3.3% of sales, increased $1.7 million versus the first quarter of 2005. Net earnings per share of $0.13 were $0.04 higher than first quarter 2005.

Outlook

In our Quarterly Report on Form 10-Q for the three-month period ended April 2, 2006, filed on April 26, 2006 (the “Original Filing”), we provided an outlook of sales and earnings for the full year 2006. Due to the timing of the filing of this 10Q/A, it is not meaningful to provide an outlook for 2006. Refer to the Company’s Annual Report on Form 10-K for financial results for the year ended December 31, 2006.

The following table provides a reconciliation of actual earnings per share, diluted to adjusted actual earnings per share, diluted for the Company:

	Actual
	Three Months Ended
	April 2, 2006 (as restated)	April 3, 2005
Earnings per share, diluted	$0.13	$0.09
Tax affected charges to reported diluted earnings per share:
Restructuring and related charges	0.04	-

Adjusted earnings per share, diluted	$0.17	$0.09

Adjusted earnings per share, diluted is a non-GAAP financial measure. The most directly comparable GAAP financial measure is earnings per share, diluted. CTS calculated adjusted earnings per share, diluted for the first quarter of 2006 to exclude the per share impact of restructuring and related charges associated with the Berne facility consolidation. We exclude the impact of this item because it was a discrete event that had a significant impact on comparable GAAP financial measures and could distort an evaluation of our normal operating performance. CTS uses adjusted earnings per share, diluted, to evaluate overall performance, establish plans and perform strategic analysis. Using adjusted earnings per share, diluted avoids distortion in the evaluation of operating results by eliminating the impact of events that are not related to normal operating performance. Because adjusted earnings per share, diluted is based on the exclusion of specific items, it may not be comparable to measures used by other companies that have similar titles. CTS' management compensates for this limitation when performing peer comparisons by evaluating both GAAP and non-GAAP financial measures reported by peer companies. CTS believes that adjusted earnings per share, diluted is useful to its management, investors and stakeholders in that it:

- provides a truer measure of CTS' operating performance,
- reflects the results used by management in making decisions about the business, and
- helps review and project CTS' performance over time.

We recommend that investors consider both actual earnings per share, diluted and actual adjusted earnings per share, diluted measures in evaluating the performance of CTS with peer companies.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $12.6 million at April 2, 2006 compared to $12.0 million at December 31, 2005. Total debt on April 2, 2006 was $82.5 million, substantially unchanged from $81.8 million at the end of 2005. Total debt as a percentage of total capitalization was 19.8% at the end of the first quarter of 2006, compared with 20.0% at the end of 2005.

Working capital increased $8.6 million in the first quarter of 2006 versus December of 2005, primarily driven by the following:

•	Other current assets increased by $3.4 million, which included a non-trade receivable for royalties of $1.2 million and a $0.8 million related to non-trade receivables for lease deposit refunds.

•	Accounts receivables increased by $3.2 million. The primary drivers for the increase were $2.5 million due to the Delphi bankruptcy proceedings and slower payments from other key customers.

•	Inventory increased by $0.4 million due to increased buffer stock for the Berne product transition and inventory builds related to anticipated new customer demand in the EMS business segment.

•	Accounts payable decreased by $2.5 million primarily driven by the EMS business segment sales decrease.

W    Working capital increases were partially offset by:

•	Accrued liabilities increased by $0.6 million primarily driven by increased accrued payroll, deductions and benefits.

Cash Flow

Operating Activities (restated)

Net cash provided by operating activities was $2.6 million for the first quarter of 2006.  Components of net cash provided by operating activities included net earnings of $5.0 million, depreciation and amortization expense of $6.7 million and equity-based compensation of $0.9 million partially offset by unfavorable changes in assets and liabilities of $10.0 million. The unfavorable changes in assets and liabilities were primarily due to increased accounts receivables of $3.2 million, an increase in other current assets of $2.9 million, an increase in prepaid pension asset of $1.2 million and a decrease in accounts payable and accrued liabilities of $1.8 million.

Net cash provided by operating activities was $10.9 million for the first quarter of 2005.  Components of net cash provided by operating activities included net earnings of $3.4 million, depreciation and amortization expense of $6.8 million, equity-based compensation of $0.6 million and a $0.1 million favorable change in assets and liabilities. The favorable changes in assets and liabilities were primarily due to decreased accounts receivables of $2.1 million and an increase of $1.7 million in accounts payable and accrued liabilities. The unfavorable changes in assets and liabilities were primarily due to the $2.2 million increase in other current assets and the $1.9 million increase in prepaid pension asset.

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

Capital Resources

Refer to Note H, “Debt,” for further discussion.

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

Capital Requirements

The following table sets forth the impact that contractual obligations, as of April 2, 2006, are expected to have on the Company's liquidity and cash flow in future periods:

	Payments Due by Period
($ in millions)	Total	2006	2007 - 2008		2009 - 2010	2011 - beyond
Long-term debt (1)	$92.1	1.4	$10.5	(2)	$2.9	$77.3	(3)
Operating leases	18.5	3.4	5.7		4.2	5.2
Purchase obligations	—	—	—		—	—
Retirement obligations	15.5	1.1	3.1		3.2	8.1
	$126.1	$5.8	$19.3		$10.3	$90.6

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

CTS’ management is responsible for establishing and maintaining effective disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). As discussed in Note B to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q/A are restated condensed consolidated financial statements for the quarterly period ended April 2, 2006. In addition, CTS has amended its condensed consolidated financial statements for the quarterly periods ended July 2, 2006 and October 1, 2006.

The decision to restate these financial statements resulted from management's discovery of accounting misstatements made by the controller of CTS' Moorpark, California location.  This discovery was made in the process of anwering inquiries during the annual external audit.  In its assessment of internal control over financial reporting for the year ended December 31, 2006, CTS' management concluded that the misstatements reflected a material weakness in CTS' internal control over financial reporting.

The following control deficiencies, on a combined basis, resulted in the material weakness:
  Monitoring and accountability over the operating effectiveness of controls including effective operation of designed controls over reconciliations, journal entry approval and oversight.
  Ability to set-up fictious vendors and ability to make payments to vendors without appropriate support and approval.
  Lack of effectiveness of the internal audit function to obtain an understanding of process and controls at the Moorpark and Santa Clara locations.
In its original filing on Form 10-Q for the quarter ended April 2, 2006, CTS' management concluded that CTS' disclosure controls and procedures were effective at a reasonable assurance level, based on an evaluation which did not include an assessment of the internal control over financial reporting of the former SMTEK International, Inc. locations, including the Moorpark and Santa Clara locations. In connection with this restatement, CTS' management, including its Chief Executive Officer and its Chief Financial Officer, have carried out a re-evaluation of CTS' disclosure controls and procedures, including the internal control over financial reporting at the SMTEK locations, as of the quarter ended April 2, 2006. Based on the determination that a material weakness in CTS' internal control over financial reporting existed, CTS’ Chief Executive Officer and the Chief Financial Officer, have determined that CTS' disclosure controls and procedures were not effective as of April 2, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in CTS' internal control over financial reporting for the quarter ended April 2, 2006 that have materially affected or are reasonably likely to materially affect CTS' internal control over financial reporting.

Prior to identifying the material weaknesses described above, CTS’ management had taken actions to strengthen the Moorpark and Santa Clara accounting organization by adding two experienced personnel and reassigning duties. Since identifying the material weakness, CTS has implemented the following changes to strengthen its internal controls over financial reporting:

•	Increased review and approval of all manual journal entries by the entity controllers.
•	Increased review and approval of all account reconciliation activities by the entity controllers.
•	Added a senior Corporate resource to provide additional review and oversight of all key accounting processes globally, including manual journal entries and key account reconciliations.
•	Increased internal audit resources and revised internal audit programs to increase the scope and frequency of audits.

CTS intends to implement the following changes over the course of 2007 to further strengthen its internal control environment:

•	Enhance and document CTS’ annual vendor certification process.
•	Strengthen operating policies around pricing adjustments, customer returns, vendor disputes, etc.
•	Institute additional operational monitoring reports to review/track early warning signs e.g. short payments, premium freight, customer rejects, etc.
• •	Standardize and strengthen account reconciliation process. Further enhance the Moorpark and Santa Clara reporting system documentation and user training.

PART II  -   OTHER INFORMATION

Item 1.	Legal Proceedings

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

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Vinod M. Khilnani
Richard G. Cutter III Vice President, Secretary and General Counsel	Vinod M. Khilnani Senior Vice President and Chief Financial Officer

Dated: May 14, 2007	Dated: May 14, 2007