Form 10-Q/A
period 2006-07-02
CTS CORP
filed 2007-05-15
CIK 26058

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

CTS CORPORATION AND SUBSIDIARIES

i

EXPLANATORY NOTE

We are filing this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 as filed with the Securities and Exchange Commission on July 27, 2006 (the “Original Filing”), to restate our consolidated financial statements and amend the related disclosures for the three- and six-month periods ended July 2, 2006. This amended Form 10-Q/A also includes the restatement of selected unaudited quarterly financial data for the first two quarters in the year ended December 31, 2006 and a restated condensed consolidated balance sheet for the year ended December 31, 2005. As previously disclosed in our Current Report on Form 8-K filed on February 9, 2007, our financial statements and related financial information contained in our Quarterly Reports on Form 10-Q filed in 2006 should no longer be relied upon. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

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

All of the information in this Form10-Q/A is as of July 2, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or update disclosures affected by subsequent events, including the exhibits to the Original Filing, except for the updated Exhibits 31(a), 31(b), 32(a), and 32(b). This Form 10-Q/A sets forth the Original Filing in its entirety, as amended by and to reflect the restatement, as well as other adjustments described above. The following items in the Form 10-Q/A were amended to reflect the restatement:

Part I Item 1 Unaudited Financial Statements;
Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I Item 4  Controls and Procedures;
Part II Item 6 Exhibits

PART I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2006 (as restated)	July 3, 2005	July 2, 2006 (as restated)	July 3, 2005

Net sales	$165,925	$158,346	$316,418	$313,676
Costs and expenses:
Cost of goods sold	134,157	126,054	254,609	253,169
Selling, general and administrative expenses	19222	17,404	35,612	35,161
Research and development expenses	4,070	4,567	8,162	9,354
Restructuring charge - Note D	920	—	2,882	—
Operating earnings	7,556	10,321	15,153	15,992
Other (expense) income:
Interest expense	(1,034)	(1,582)	(2,145)	(3,299)
Interest income	198	396	323	815
Other	59	(326)	62	(300)
Total other expense	(777)	(1,512)	(1,760)	(2,784)

Earnings before income taxes	6,779	8,809	13,393	13,208
Income tax expense — Note N	1,520	4,867	3,094	5,879
Net earnings	$5,259	$3,942	$10,299	$7,329
Net earnings per share — Note L
Basic	$0.15	$0.11	$0.29	$0.20

Diluted	$0.14	$0.10	$0.27	$0.19

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06
Average common shares outstanding:
Basic	35,843	36,621	35,832	36,508
Diluted	40,145	41,226	40,189	41,101

See notes to condensed consolidated financial statements (as restated).

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(dollars in thousands)

	July 2, 2006 (as restated)	December 31, 2005* (as restated)
ASSETS
Current Assets
Cash and cash equivalents	$17,651	$12,029
Accounts receivable, less allowances (2006 - $2,741; 2005 - $2,373)	103,710	90,790
Inventories — Note G	62,995	60,629
Other current assets	17,831	16,268
Total current assets	202,187	179,716
Property, plant and equipment, less accumulated depreciation (2006 - $254,806; 2005 - $252,545)	104,452	109,653
Other Assets
Prepaid pension asset — Note I	155,289	152,483
Goodwill	24,657	24,657
Other intangible assets, net	40,745	42,347
Deferred income taxes	22,921	22,887
Other	1,713	2,086
Total other assets	245,325	244,460
Total Assets	$551,964	$533,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$12,095	$13,299
Current portion of long-term debt - Note H	173	164
Accounts payable	77,548	68,720
Accrued liabilities	42,019	39,140
Total current liabilities	131,835	121,323
Long-term debt - Note H	64,266	68,293
Other long-term obligations	16,350	16,120
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,674,917 shares issued at July 2, 2006 and 53,576,243 shares issued at December 31, 2005	276,183	275,211
Additional contributed capital	25,842	24,743
Retained earnings	303,624	295,478
Accumulated other comprehensive earnings (loss)	1,739	(244)
	607,388	595,188
Cost of common stock held in treasury (17,776,027 shares at 2006 and 17,717,657 shares at 2005)	(267,875)	(267,095)
Total shareholders’ equity	339,513	328,093
Total Liabilities and Shareholders’ Equity	$551,964	$533,829
* The balance sheet at December 31, 2005, has been derived from the restated audited financial statements at that date See notes to condensed consolidated financial statements (as restated).

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Six Months Ended
	July 2, 2006 (as restated)	July 3, 2005
Cash flows from operating activities:
Net earnings	$10,299	$7,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,218	13,649
Prepaid pension asset	(3,131)	(4,132)
Equity-based compensation	2,065	1,159
Restructuring charge	2,882	—
Deferred income taxes	—	3,048
Changes in assets and liabilities, net of effects from purchase of SMTEK
Accounts receivable	(12,921)	10,011
Inventories	(2,366)	(1,564)
Other current assets	(1,690)	(3,336)
Accounts payable and accrued liabilities	8,797	(1,977)
Other	274	389
Total adjustments	7,128	17,247
Net cash provided by operating activities	17,427	24,576

Cash flows from investing activities:
Payment for purchase of SMTEK, net of cash acquired	—	(35,561)
Capital expenditures	(5,848)	(5,911)
Proceeds from sales of assets	1,227	800
Net cash used in investing activities	(4,621)	(40,672)

Cash flows from financing activities:
Repayment of debt assumed in connection with purchase of SMTEK	—	(13,013)
Payments of long-term debt	(61,268)	(108,201)
Proceeds from borrowings of long-term debt	57,190	98,522
Decrease in short-term notes payable	(1,204)	(311)
Dividends paid	(2,152)	(2,159)
Purchase of treasury stock	(768)	(3,388)
Other	(130)	(46)
Net cash used in financing activities	(8,332)	(28,596)

Effect of exchange rate on cash and cash equivalents	1,148	(2,119)
Net increase (decrease) in cash and cash equivalents	5,622	(46,811)

Cash and cash equivalents at beginning of year	12,029	61,005
Cash and cash equivalents at end of period	$17,651	$14,194

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,847	$2,935
Income taxes—net	$2,729	$2,801

Supplemental schedule of noncash investing and financing activities:
Refer to Note F, “Supplemental Schedule of Noncash Investing and Financing Activities”

See notes to condensed consolidated financial statements (as restated).

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	July 2, 2006 (as restated)	July 3, 2005	July 2, 2006 (as restated)	July 3, 2005
Net earnings	$5,259	$3,942	$10,299	$7,329
Other comprehensive earnings (loss):
Cumulative translation adjustment	1,448	(1,564)	1,983	(1,959)
Comprehensive earnings	$6,707,	$2,378	$12,282	$5,370

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

The net tax adjusted effect of these misstatements on CTS' 2005 earnings was $1.5 million and on the nine-months ended October 1, 2006 earnings was $1.9 million. Management has included a restated condensed consolidated balance sheet for the year ended December 31, 2005 in this filing. Management determined that the effect of the misstatements on CTS' 2006 consolidated financial statements was material. As a result of the misstatements, CTS has restated its condensed consolidated financial statements for each of the first three quarters of 2006 to record $1.9 million of total costs net of related income tax effects. These misstatements resulted in tax adjusted charges of $1.2 million, $1.0 million and $(0.3) million for each of the quarters ended April 2, 2006, July 2, 2006 and October 1, 2006, respectively. These additional charges are non-cash and have no impact on CTS’ reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

CTS’ original filings on Form 10-Q for the quarters ended April 2, 2006, July 2, 2006, and October 1, 2006 are being amended in Quarterly Reports on Form 10-Q/A to reflect restated consolidated financial statements and related disclosures.

The following table sets forth the impact of the misstatements and related tax effects on CTS' condensed consolidated financial statements for the three- and six-month periods ended July 2, 2006 and the condensed consolidated balance sheet as of December 31, 2005.

Income Statement

	Three months ended July 2, 2006			Six months ended July 2, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cost of Goods Sold	$131,945	$2,212	$134,157	$250,364	$4,245	$254,609
Selling, general and administrative expenses	19,924	(702)	19,222	36,661	(1,049)	35,612
Operating Earnings	9,066	(1,510)	7,556	18,349	(3,196)	15,153
Earnings before income taxes	8,289	(1,510)	6,779	16,589	(3,196)	13,393
Income tax expense	1,973	(453)	1,520	4,048	(954)	3,094
Net earnings	$6,316	$(1,057)	$5,259	$12,541	$(2,242)	$10,299
Net earnings per share
Basic	$0.18	$(.03)	$.15	$0.35	$(.06)	$0.29
Diluted	0.16	(.02)	.14	0.32	(.05)	0.27

Balance Sheet

	July 2, 2006
	As Reported	Adjustments	As Restated
Account receivable	$104,600	$(890)	$103,710
Inventories	65,012	(2,017)	62,995
Other current assets	17,989	(158)	17,831
Total current assets	205,252	(3,065)	202,187
Deferred income taxes	22,045	876	22,921
Property, plant and equipment	104,450	2	104,452
Total Assets	$554,151	$(2,187)	$551,964
Accounts payable	74,060	3,488	77,548
Accrued liabilities	43,974	(1,955)	42,019
Total current liabilities	130,302	1,533	131,835
Retained earnings	307,344	(3,720)	303,624
Total shareholders’ equity	343,233	(3,720)	339,513
Total Liabilities and Shareholders’ Equity	$554,151	$(2,187)	$551,964

	December 31, 2005
	As Reported	Adjustments	As Restated
Account receivable	$91,265	$(475)	$90,790
Inventories	60,564	65	60,629
Other current assets	16,816	(548)	16,268
Total current assets	180,674	(958)	179,716
Deferred income taxes	22,011	876	22,887
Property, plant and equipment	109,676	(23)	109,653
Other assets	2,088	(2)	2,086
Total Assets	$533,936	$(107)	$533,829
Accounts payable	67,196	1,524	68,720
Accrued liabilities	39,274	(134)	39,140
Total current liabilities	119,933	1,390	121,323
Other long-term obligations	16,139	(19)	16,120
Retained earnings	296,956	(1,478)	295,478
Total shareholders’ equity	329,571	(1,478)	328,093
Total Liabilities and Shareholders’ Equity	$533,936	$(107)	$533,829

NOTE C — Share-Based Compensation

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

NOTE F—Supplemental Schedule of Noncash Investing and Financing Activities

In 2005, the Company purchased all of the capital stock of SMTEK for $61.1 million. In conjunction with the acquisition, CTS issued common stock and assumed liabilities as follows (refer also to Note D, “Acquisition”):

($ in millions)
Cash paid	$37.2
Fair value of stock issued	10.9
Liabilities assumed	32.8
Fair value of assets acquired	$80.9

NOTE G—Inventories

Inventories consist of the following:

($ in thousands)	July 2, 2006 (as restated)	December 31, 2005
Finished goods	$12,057	$11,391
Work-in-process	14,920	15,660
Raw materials	36,018	33,037
Total inventories	$62,995	$60,629

NOTE H - Debt

Long-term debt was comprised of the following:

($ in thousands)	July 2, 2006	December 31, 2005
Revolving credit agreement, weighted-average interest rate of 6.5%, due in 2011	$3,590	$—
Revolving credit agreement, weighted-average interest rate of 6.1%	—	2,080
Convertible, senior subordinated debentures at a weighted-average interest rate of 2.125%, due in 2024	60,000	60,000
Convertible, subordinated debentures at a weighted-averaged interest rate of 6.5%	—	5,500
Term loan, weighted-average interest rate of 6.7% (2006) and 5.8% (2005), due in 2011	849	875
Other debt, weighted-average interest rate of 6.3%	—	2
	64,439	68,457
Less current maturities	173	164
Total long-term debt	$64,266	$68,293

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Second Quarter of 2006 (as restated)
Net sales to external customers	$94,230	$71,695	$165,925
Segment operating earnings	607	8,412	9,019
Total assets	161.717	390,248	551,964

Second Quarter of 2005
Net sales to external customers	$91,871	$66,475	$158,346
Segment operating earnings	2,850	7,471	10,321
Total assets	158,454	382,445	540,899

First Six Months of 2006 (as restated)
Net sales to external customers	$177,095	$139,323	$316,418
Segment operating earnings	(174)	18,911	18,737
Total assets	161,717	390,248	551,964

First Six Months of 2005
Net sales to external customers	$183,037	$130,639	$313,676
Segment operating earnings	4,981	11,011	15,992
Total assets	158,454	382,445	540,899

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Six Months Ended
($ in thousands)	July 2, 2006 (as restated)	July 3, 2005	July 2, 2006 (as restated)	July 3, 2005
Total segment operating earnings	$9,019	$10,321	$18,737	$15,992
Restructuring and related charges - Components and Sensors	(1,463)	—	(3,584)	—
Interest expense	(1,034)	(1,582)	(2,145)	(3,299)
Other income	257	70	385	515
Earnings before income taxes	$6,779	$8,809	$13,393	$13,208

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

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Second Quarter 2006 (as restated)
Basic EPS	$5,259	35,843	$0.15
Effect of dilutive securities:
Convertible debt	244	4,000
Equity-based compensation plans		302
Diluted EPS	$5,503	40,145	$0.14

Second Quarter 2005
Basic EPS	$3,942	36,621	$0.11
Effect of dilutive securities:
Convertible debt	244	4,000
Equity-based compensation plans		605
Diluted EPS	$4,186	41,226	$0.10

First Six Months of 2006 (as restated)
Basic EPS	$10,299	35,832	$0.29
Effect of dilutive securities:
Convertible debt	489	4,000
Equity-based compensation plans		357
Diluted EPS	$10,788	40,189	$0.27

First Six Months of 2005
Basic EPS	$7,329	36,508	$0.20
Effect of dilutive securities:
Convertible debt	495	4,000
Equity-based compensation plans		593
Diluted EPS	$7,824	41,101	$0.19

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

NOTE M - Leases

CTS incurred approximately $2.9 million and $4.4 million of rent expense in the six-month periods ending July 2, 2006 and July 3, 2005, respectively. The future minimum lease payments under the Company’s operating leases are $2.6 million for the remainder of 2006, $4.8 million in 2007, $3.9 million in 2008, $3.7 million in 2009, $2.3 million in 2010, and $3.6 million thereafter.

NOTE N - Income Taxes

During the second quarter of 2006, CTS changed the estimate of its 2006 effective tax rate from 25.0% to 23.1%. The lower effective tax rate reflects tax savings resulting from the implementation of the Tax Increase Prevention and Reconciliation Act (enacted May 17, 2006), partially offset by increased earnings in certain higher-tax jurisdictions.

NOTE O - Treasury Stock

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

NOTE P - New Accounting Pronouncements

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

Financial data and financial statements included in this Form 10-Q/A have been restated to reflect adjustments to previously reported quarterly financial data for the periods ended April 2, 2006 and July 2, 2006. (See Note B - “Restatement of Condensed Consolidated Financial Statements” for additional information.) This information should be considered in conjunction with the information contained in the condensed consolidated financial statements and notes thereto appearing elsewhere in the Form 10-Q/A.

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

•	Gross margins, as a percent of sales, were 19.1% and 20.4% in the second quarter of 2006 and 2005, respectively.

•
Selling, general and administrative, and research and development expenses as a percent of sales increased slighty to 14.0% in the second quarter of 2006 compared to 13.9% in the second quarter of 2005.

•
In the second quarter of 2006, a $1.4 million pre-tax expense was incurred for restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations into three of its other existing facilities.

•	During the second quarter of 2006, CTS changed the estimate of its full year 2006 effective tax rate from 23.8% to 23.1%.

•	Net earnings were $5.3 million, or $0.14 per diluted share, in the second quarter of 2006 compared to $3.9 million, or $0.10 per diluted share, in the second quarter of 2005.

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

Results of Operations

Comparison of Second Quarter 2006 and Second Quarter 2005

Business Segment Discussion

Refer to Note J, “Business Segments,” for a description of the Company’s business segments.

The following table highlights the business segment results for the three-month periods ending July 2, 2006 and July 3, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Second Quarter 2006 (as restated)
Net sales to external customers	$71,695	$94,230	$165,925
Segment operating earnings	8,412	607	9,019
% of sales	11.7%	0.6%	5.4%

Second Quarter 2005
Net sales to external customers	$66,475	$91,871	$158,346
Segment operating earnings	7,471	2,850	10,321
% of sales	11.2%	3.1%	6.5%

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

The Components and Sensors business segment operating earnings were $8.4 million in the second quarter of 2006 compared to $7.5 million in the second quarter of 2005. Operating earnings improvements resulted from margin contribution from the higher sales volume and from savings related to personnel reductions taken in 2005, partially offset by stock option expense, higher salaries and lower pension income. In the second quarter of 2006, CTS had pension income of $1.1 million in the second quarter of 2006 compared to $1.8 million of pension income in the second quarter of 2005. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

The EMS business segment experienced a sales increase of $2.4 million, or 2.6%, in the second quarter of 2006 versus the second quarter of 2005. The increase in sales was attributable primarily to higher sales into the communication, medical, and defense markets partially offset by a decrease in computer-related sales and a decrease of sales into the industrial market.

The EMS business segment operating earnings decreased $2.2 million primarily due to decreased EMS gross margins from expenses incurred for new customer start-up, excessive freight costs, labor inefficiencies, and pricing pressures, partially offset by higher sales volume and improved product mix.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated statements of earnings for the three-month periods ended July 2, 2006 and July 3, 2005:

	Three Months Ended
($ in thousands, except net earnings per share)	July 2, 2006 (as restated)	July 3, 2005	Increase (Decrease)
Net sales	$165,925	$158,346	$7,579

Restructuring-related costs	542	—	542
% of net sales	0.3%	—	0.3%

Gross margin	31,768	32,292	(524)
% of net sales	19.1%	20.4%	(0.5)%

Selling, general and administrative expenses	19,222	17,404	1,818
% of net sales	11.6%	11.0%	0.6%

Research and development expenses	4,070	4,567	(497)
% of net sales	2.5%	2.9%	(0.4)%

Restructuring charge	920	—	920
% of net sales	0.6%	—	0.6%

Operating earnings	7,556	10,321	(2,759)
% of net sales	4.6%	6.5%	(1.9)%

Income tax expense	1,520	4,867	(3,347)

Net earnings	$5,265	$3,942	$1,317
% of net sales	3.2%	2.5%	0.7%

Net earnings per share - diluted	$0.14	$0.10	$0.04

Second quarter sales of $165.9 million increased $7.6 million, or 4.8%, from the second quarter of 2005. The EMS business segment increase was mainly attributable to higher sales into the communication and medical markets partially offset by a decline of sales into the industrial market. The Components and Sensors business segment growth was attributable to higher automotive product sales and growth in the sale of electronic components into infrastructure applications which was partially offset by decreased sales into mobile handset applications as CTS continues to de-emphasize these products.

Gross margin decreased $0.5 million in the second quarter of 2006 from the second quarter of 2005 due to decreased EMS gross margins from expenses incurred in a new product launch, excessive freight costs, labor inefficiencies, and pricing pressures, offset by increased volume, and favorable business segment sales mix. Sales from the Components and Sensors segment, which inherently generates a higher gross margin, increased to 43.2% of total sales in the second quarter of 2006 compared to 42.0% of total sales in the same period of 2005 due mainly to sales growth in automotive sensor products.

Selling, general and administrative expenses were $19.2 million, or 11.6% of sales, in the second quarter of 2006 versus $17.4 million, or 11.0% of sales, in the second quarter of 2005. The increase was driven by stock option expenses, higher salaries, and lower pension income.Research and development expenses were $4.1 million, or 2.5% of sales in the second quarter of 2006 versus $4.6 million, or 2.9% of sales in the second quarter of 2005. The decrease was primarily due to personnel reductions taken in 2005, primarily in the Components and Sensors business segment. Research and development expenditures in the EMS business segment are typically much lower than in the Components and Sensors business segment. Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.

Operating earnings were $7.6 million in the second quarter of 2006 compared to $10.3 million in the second quarter of 2005. The decrease in operating earnings included $1.4 million of expenses from restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations. Additionally, in the second quarter of 2006, CTS has recorded pension income of $1.1 million compared to $1.8 million of pension income recorded in the second quarter of 2005. The pension income results primarily from U.S. pension plans which have assets in excess of projected benefit obligations. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

During the second quarter of 2006, CTS changed the estimate of its 2006 full year effective tax rate from 24.1% to 23.1%. The lower effective tax rate reflects tax savings resulting from the implementation of the Tax Increase Prevention and Reconciliation Act (enacted May 17, 2006), partially offset by increased earnings in certain higher-tax jurisdictions.

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

Net earnings of $5.3 million, or 3.2% of sales, increased $1.3 million versus the second quarter of 2005. Net earnings per share of $0.14 were $0.04 higher than second quarter 2005.

The following table provides a reconciliation of actual earnings per share, diluted to adjusted earnings per share, diluted for the Company:

	Three Months Ended
	July 2, 2006 (as restated)	July 3, 2005
Earnings per share, diluted	$0.14	$0.10

Tax-affected charges to reported diluted earnings per share:
Impact of tax repatriation & reversal of tax reserves		0.07

Restructuring and related charges	0.03

Adjusted earnings per share, diluted	$0.17	$0.17

Adjusted earnings per share, diluted is a non-GAAP financial measure. The most directly comparable GAAP financial measure is earnings per share, diluted. CTS calculated adjusted earnings per share, diluted for the second quarter of 2006 to exclude the per share impact of restructuring and related charges. CTS calculated adjusted earnings per share, diluted for the second quarter of 2005, by excluding the 2005 tax expense related to the cash repatriation and the reversal of certain tax reserves. We exclude the impact of these items because each item was a discrete event that had a significant impact on comparable GAAP financial measures and could distort an evaluation of our normal operating performance. CTS uses adjusted earnings per share, diluted, to evaluate overall performance, establish plans and perform strategic analysis. Using adjusted earnings per share, diluted avoids distortion in the evaluation of operating results by eliminating the impact of events that are not related to normal operating performance. Because adjusted earnings per share, diluted is based on the exclusion of specific items, it may not be comparable to measures used by other companies which have similar titles. CTS' management compensates for this limitation when performing peer comparisons by evaluating both GAAP and non-GAAP financial measures reported by peer companies. CTS believes that adjusted earnings per share, diluted is useful to its management, investors and stakeholders in that it:

- provides a truer measure of CTS' operating performance,
- reflects the results used by management in making decisions about the business, and
- helps review and project CTS' performance over time.

We recommend that investors consider both actual earnings per share, diluted and actual adjusted earnings per share, diluted in evaluating the performance of CTS with peer companies.

Comparison of First Six Months 2006 and First Six Months 2005

Business Segment Discussion

The following table highlights the business segment results for the six-month periods ending July 2, 2006 and July 3, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Six Months 2006 (as restated)
Net sales to external customers	$139,323	$177,095	$316,418
Segment operating earnings	18,911	(174)	18,737
% of sales	13.6%	(0.1)%	5.9%

First Six Months 2005
Net sales to external customers	$130,639	$183,037	$313,676
Segment operating earnings	11,011	4,981	15,992
% of sales	8.4%	2.7%	5.1%

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

The Component and Sensors business segment operating earnings increased $7.9 million due to margin contribution from the higher sales volume, savings related to personnel reductions taken in 2005, and favorable product mix as the sales shifted from the less profitable handset market into the more profitable infrastructure applications and automotive products. These favorable items were partially offset by expenses related to recognizing the fair value of stock-based compensation, higher salaries, and lower pension income. In the first half of 2006, CTS had pension income of $1.9 million compared to $3.2 million in the first half of 2005. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

The EMS business segment experienced a sales decrease of $5.9 million in the first six months of 2006, or 3.2% from the first six months of 2005. The EMS revenue decrease is due to lower sales into the computer market, partially offset by the higher communication and medical market sales. The EMS business segment operating earnings decreased $5.2 million due to decreased EMS gross margins from expenses incurred for new customer start-up, excessive freight costs, labor inefficiencies, pricing pressures and lower sales volumes versus 2005.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the six-month periods ended July 2, 2006 and July 3, 2005:

	Six Months Ended
($ in thousands, except net earnings per share)	July 2, 2006 (as restated)	July 3, 2005	Increase (Decrease)
Net sales	$316,418	$313,676	$2,742

Restructuring-related costs	702	—	702
% of net sales	0.2%	—	0.2%

Gross margin	61,809	60,507	1,302
% of net sales	19.5%	19.3%	0.2%

Selling, general and administrative expenses	35,612	35,161	451
% of net sales	11.3%	11.2%	0.1%

Research and development expenses	8,162	9,354	(1,192)
% of net sales	2.6%	3.0%	(0.4)%

Restructuring charge	2,882	—	2,882
% of net sales	0.9%	—	0.9%

Operating earnings	15,159	15,992	(833)
% of net sales	4.8%	5.1%	(0.3)%

Income tax expense	3,094	5,879	(2,785)

Net earnings	$10,299	$7,329	$2,970
% of net sales	3.3%	2.3%	1.0%

Net earnings per share - diluted	$0.27	$0.19	$0.08

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

Gross margin increased $1.3 million for the first half of 2006, primarily due to margin improvements within the Components and Sensors segment, favorable business segment sales mix, and margin contribution from the higher sales volume largely offset by decreased EMS gross margins from expenses incurred for new customer start-up, excessive freight costs, labor inefficiencies and pricing pressures. As a percentage of sales, gross margin increased to 19.5% in the first half of 2006 compared to 19.3% in the first half of 2005.

Selling, general and administrative expenses increased $0.5 million, primarily driven by stock option expenses, higher salaries, and lower pension income. Offsetting the increase was an insurance claim settlement received in 2006 and savings related to personnel reductions.

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

Operating earnings were $15.2 million in the first half of 2006 compared to $16.0 million in the first half of 2005. In addition to the items addressed above, the decrease in operating earnings was adversely impacted by $3.6 million of expenses from restructuring and related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations and also included the favorable impact from an insurance claim settlement of approximately $1.5 million. CTS’ operating earnings includes $1.9 million and $3.2 million of pension income in the first half of 2006 and 2005, respectively. The pension income results primarily from U.S. pension plans which have assets in excess of projected benefit obligations. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses.

During the second quarter of 2006, CTS changed the estimate of its 2006 full year effective tax rate from 24.1% to 23.1%. The lower effective tax rate reflects tax savings resulting from the implementation of the Tax Increase Prevention and Reconciliation Act (enacted May 17, 2006), partially offset by increased earnings in certain higher-tax jurisdictions.

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

In the first half of 2006, net earnings of $10.3 million, or 3.3% of sales, increased $3.0 million versus the first half of 2005. Net earnings per share of $0.27 were $0.08 higher than first half of 2005.

Outlook

In our Quarterly Report on Form 10-Q for the three- and six-month periods ended July 2, 2006, filed on July 27, 2006 (the “Original Filing”), we provided an outlook of sales and earnings for the full year 2006. Due to the timing of this filing it is not meaningful to provide an outlook for 2006. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for 2006 annual results.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $17.7 million at the end of July 2, 2006 compared to $12.0 million at December 31, 2005. Total debt on July 2, 2006 was $76.5 million versus $81.8 million at December 31, 2005. Total debt as a percentage of total capitalization was 18.4% at the end of the second quarter of 2006, compared with 19.9% at December 31, 2005.

Working capital increased $11.9 million in the first half of 2006 primarily driven by the change in the cash and cash equivalents balance as noted above and the following:

•	Accounts receivables increased by $12.9 million primarily due to an $11.3 million increase in sales during the second quarter of 2006 compared to the fourth quarter of 2005.

•
Inventory increased by $2.4 million due to increased buffer stock for the Berne product transition, inventory related to the start up of the new facility in the Czech Republic, and builds related to anticipated new customer demand in the EMS business segment.

Working capital increases were partially offset by:

•	Accounts payable increased by $8.8 million primarily driven by a $2.4 million increase in inventory compared to December 2005.

•	Accrued liabilities increased by $2.9 million primarily driven by increased accrued expenses related to restructuring and increased accrued salaries and wages.

Cash Flow

Operating Activities (as restated)

Net cash provided by operating activities was $17.4 million for the first half of 2006.  Components of net cash provided by operating activities included net earnings of $10.3 million, depreciation and amortization expense of $13.2 million, equity-based compensation of $2.1 million and restructuring charges of $2.9 million, partially offset by an increase to the prepaid pension asset of $3.1 million and an increase in assets and liabilities of $7.9 million. The increase in assets and liabilities were primarily due to increased accounts receivables of $12.9 million, an increase in inventory of $2.4 million, an increase in other current assets of $1.7 million, and an increase in accounts payable and accrued liabilities of $8.8 million.

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

CTS’ management is responsible for establishing and maintaining effective disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). As discussed in Note B to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q/A are restated condensed consolidated financial statements for the three and six-month periods ended July 2, 2006. In addition, CTS has amended its condensed consolidated financial statements for the quarterly periods ended April 2, 2006 and October 1, 2006.

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
In its original filing on Form 10-Q for the quarter ended July 2, 2006, CTS' management concluded that CTS' disclosure controls and procedures were effective at a reasonable assurance level, based on an evaluation which did not include an assessment of the internal control over financial reporting of the former SMTEK International, Inc. locations, including the Moorpark and Santa Clara locations. In connection with this restatement, CTS' management, including its Chief Executive Officer and its Chief Financial Officer, have carried out a re-evaluation of CTS' disclosure controls and procedures, including the internal control over financial reporting at the SMTEK locations, as of the quarter ended July 2, 2006. Based on the determination that a material weakness in CTS' internal control over financial reporting existed, management, including the Chief Executive Officer and the Chief Financial Officer, have determined that CTS' disclosure controls and procedures were not effective as of July 2, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in CTS' internal control over financial reporting for the quarter ended July 2, 2006 that have materially affected or are reasonably likely to materially affect CTS' internal control over financial reporting.

Prior to identifying the material weaknesses described above, CTS’ management had taken actions to strengthen the Moorpark and Santa Clara accounting organization by adding two experienced personnel and reassigning duties. Since identifying the material weakness, CTS has implemented the following changes to strengthen its internal control over financial reporting:

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