Form 10-Q/A
period 2006-10-01
CTS CORP
filed 2007-05-15
CIK 26058

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

CTS CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

We are filing this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 as filed with the Securities and Exchange Commission on November 3, 2006 (the “Original Filing”), to restate our consolidated financial statements and amend the related disclosures for the three- and nine-month periods ended October 1, 2006. This amended Form 10-Q/A also includes the restatement of selected unaudited quarterly financial data for the first three quarters in the year ended December 31, 2006 and a restated condensed consolidated balance sheet for the year ended December 31, 2005. As previously disclosed in our Current Report on Form 8-K filed on February 9, 2007, our financial statements and related financial information contained in our Quarterly Reports on Form 10-Q filed in 2006 should no longer be relied upon. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

The restatement of the Original Filing was based on a review initiated by management under the oversight of the Audit Committee, with the assistance of outside counsel and forensic accountants, revealing incorrect entries made by the controller at our Moorpark, California location. The incorrect entries consisted of the movement of costs from income statement accounts, primarily cost of goods sold, to balance sheet accounts primarily accounts payable, beginning in 2005 and continuing throughout 2006.

For more information on these matters, please refer to Note B to the condensed consolidated financial statements, “Restatement of the Condensed Consolidated Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4, “Controls and Procedures.”

All of the information in this Form10-Q/A is as of October 1, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or update disclosures affected by subsequent events, including the exhibits to the Original Filing, except for the updated Exhibits 31(a), 31(b), 32(a), and 32(b). This Form 10-Q/A sets forth the Original Filing in its entirety, as amended by and to reflect the restatement, as well as other adjustments described above. The following items in the Form 10-Q/A were amended to reflect the restatement:

Part I Item 1 Unaudited Financial Statements;
Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I Item 4  Controls and Procedures;
Part II Item 6 Exhibits

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2006 (as restated)	October 2, 2005 (as restated)	October 1, 2006 (as restated)	October 2, 2005 (as restated)

Net sales	$165,676	$149,210	$482,094	$462,886
Costs and expenses:
Cost of goods sold	136,571	120,957	391,180	374,126
Selling, general and administrative expenses	17,652	16,159	54,056	51,773
Research and development expenses	3,775	3,976	11,937	13,330
Gain on sales of assets - Note M	(1,332)	(353)	(2,124)	(806)
Restructuring charges - Note D	486	—	3,368	—
Operating earnings	8,524	8,471	23,677	24,463
Other (expense) income:
Interest expense	(803)	(1,254)	(2,948)	(4,553)
Interest income	199	239	522	1,054
Other	231	33	293	(267)
Total other expense	(373)	(982)	(2,133)	(3,766)

Earnings before income taxes	8,151	7,489	21,544	20,696
Income tax expense	1,904	1,557	4,998	7,436
Net earnings	$6,247	$5,932	$16,546	$13,261
Net earnings per share — Note L
Basic	$0.17	$0.16	$0.46	$0.36

Diluted	$0.16	$0.15	$0.43	$0.34

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09
Average common shares outstanding:
Basic	35,861	36,284	35,841	36,434
Diluted	40,266	41,013	40,215	41,072

See notes to condensed consolidated financial statements (as restated).

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(dollars in thousands)

	October 1, 2006 (as restated)	December 31, 2005* (as restated)
ASSETS
Current Assets
Cash and cash equivalents	$29,723	$12,029
Accounts receivable, less allowances (2006 - $1,787; 2005 - $2,373)	101,653	90,790
Inventories — Note G	66,872	60,629
Other current assets	21,080	16,268
Total current assets	219,328	179,716
Property, plant and equipment, less accumulated depreciation (2006 - $249,142; 2005 - $252,545)	96,227	109,653
Other Assets
Prepaid pension asset — Note I	156,855	152,483
Goodwill	24,657	24,657
Other intangible assets, net	39,950	42,347
Deferred income taxes	22,893	22,887
Other	1,803	2,086
Total other assets	246,158	244,460
Total Assets	$561,713	$533,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$9,458	$13,299
Current portion of long-term debt - Note H	176	164
Accounts payable	81,329	68,720
Accrued liabilities	44,243	39,140
Total current liabilities	135,206	121,323
Long-term debt - Note H	60,645	68,293
Other long-term obligations	19,398	16,120
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,687,419 shares issued at October 1, 2006 and 53,576,243 shares issued at December 31, 2005	276,290	275,211
Additional contributed capital	26,762	24,743
Retained earnings	308,794	295,478
Accumulated other comprehensive earnings (loss)	2,671	(244)
	614,517	595,188
Cost of common stock held in treasury (17,789,331 shares at 2006 and 17,717,657 shares at 2005) - Note N	(268,053)	(267,095)
Total shareholders’ equity	346,464	328,093
Total Liabilities and Shareholders’ Equity	$561,713	$533,829
*The balance sheet at December 31, 2005, has been derived from the restated audited financial statements at that date See notes to condensed consolidated financial statements (as restated).

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	October 1, 2006 (as restated)	October 2, 2005 (as restated)
Cash flows from operating activities:
Net earnings	$16,546	$13,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,043	19,826
Prepaid pension asset	(4,697)	(6,579)
Equity-based compensation	2,960	1,842
Restructuring charges	3,368	—
Gain on sales of assets	(2,124)	(806)
Deferred income taxes	—	3,048
Changes in assets and liabilities, net of effects from purchase of SMTEK
Accounts receivable	(10,863)	6,918
Inventories	(6,243)	(1,366)
Other current assets	(4,860)	(2,927)
Accounts payable and accrued liabilities	13,963	(4,853)
Other	1,397	1,358
Total adjustments	11,944	16,461
Net cash provided by operating activities	28,490	29,722

Cash flows from investing activities:
Payment for purchase of SMTEK, net of cash acquired	—	(35,561)
Capital expenditures	(11,108)	(12,549)
Proceeds from sales of assets	14,453	1,636
Net cash provided by (used in) investing activities	3,345	(46,474)

Cash flows from financing activities:
Repayment of debt assumed in connection with purchase of SMTEK	—	(13,013)
Payments of long-term debt	(81,562)	(135,819)
Proceeds from borrowings of long-term debt	73,850	135,144
Decrease in short-term notes payable	(3,841)	(311)
Dividends paid	(3,227)	(3,259)
Purchase of treasury stock	(946)	(7,525)
Other	(149)	(4)
Net cash used in financing activities	(15,875)	(24,787)

Effect of exchange rate on cash and cash equivalents	1,734	(2,381)
Net increase (decrease) in cash and cash equivalents	17,694	(43,920)

Cash and cash equivalents at beginning of year	12,029	61,005
Cash and cash equivalents at end of period	$29,723	$17,085

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,249	$3,347
Income taxes—net	$3,123	$4,851

Supplemental schedule of noncash investing and financing activities:
Refer to Note F, “Supplemental Schedule of Noncash Investing and Financing Activities”

See notes to condensed consolidated financial statements (as restated).

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	October 1, 2006 (as restated)	October 2, 2005 (as restated)	October 1, 2006 (as restated)	October 2, 2005 (as restated)
Net earnings	$6,247	$5,932	$16,546	$13,261
Other comprehensive earnings (loss):
Cumulative translation adjustment	932	(411)	2,915	(2,370)
Comprehensive earnings	$7,179	$5,521	$19,461	$10,891

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

NOTE B - Restatement of Condensed Consolidated Financial Statements
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

The net tax adjusted effect of these misstatements on CTS' 2005 earnings was $1.5 million and on the nine-months ended October 1, 2006 earnings was $1.9 million. Management has included restated condensed consolidated financial statements for the three and nine-month periods ending October 2, 2005 and a restated condensed consolidated balance sheet for the year ended December 31, 2005 in this filing. Management determined that the effect of the misstatements on CTS' 2006 consolidated financial statements was material. As a result of the misstatements, CTS has restated its condensed consolidated financial statements for each of the first three quarters of 2006 to record $1.9 million of total costs net of related income tax effects. These misstatements resulted in tax adjusted charges of $1.2 million, $1.0 million and $(0.3) million for each of the quarters ended April 2, 2006, July 2, 2006 and October 1, 2006, respectively. These additional charges are non-cash and have no impact on CTS’ reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

CTS’ original filings on Form 10-Q for the quarters ended April 2, 2006, July 2, 2006 and October 1, 2006 are being amended in Quarterly Reports on Form 10-Q/A to reflect restated consolidated financial statements and related disclosures.

The following table sets forth the impact of the misstatements and related tax effects on CTS' condensed consolidated financial statements for the three- and nine-month periods ended October 1, 2006 and October 2, 2005 and the condensed consolidated balance sheet as of December 31, 2005..

Income Statement
	Three months ended October 1, 2006			Nine months ended October 1, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cost of Goods Sold	$136,830	$(259)	$136,571	$387,194	$3,986	$391,180
Selling, general and administrative expenses	17,725	(73)	17,652	55,168	(1,112)	54,056
Operating Earnings	8,192	332	8,524	26,541	(2,864)	23,677
Earnings before income taxes	7,819	332	8,151	24,408	(2,864)	21,544
Income tax expense	1,907	(3)	1,904	5,955	(957)	4,998
Net earnings	$5,912	$335	$6,247	$18,453	$(1,907)	$16,546
Net earnings per share
Basic	$0.16	$0.01	$0.17	$0.51	$(0.05)	$0.46
Diluted	0.15	0.01	0.16	0.48	(0.05)	0.43

Balance Sheet
	October 1, 2006
	As Reported	Adjustments	As Restated
Account receivable	$101,747	$(94)	$101,653
Inventories	67,229	(357)	66,872
Other current assets	21,212	(132)	21,080
Total current assets	219,911	(583)	219,328
Property, plant and equipment	96,292	(65)	96,227
Deferred income taxes	22,017	876	22,893
Total Assets	$561,485	$228	$561,713
Accounts payable	75,641	5,688	81,329
Accrued liabilities	46,319	(2,076)	44,243
Total current liabilities	131,594	3,612	135,206
Retained earnings	312,178	(3,384)	308,794
Total shareholders’ equity	349,848	(3,384)	346,464
Total Liabilities and Shareholders’ Equity	$561,485	$228	$561,713

Income Statement
	Three months ended October 2, 2005			Nine months ended October 2, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cost of Goods Sold	$120,224	$733	$120,957	$373,393	$733	$374,126
Operating Earnings	9,204	(733)	8,471	25,196	(733)	24,463
Earnings before income taxes	8,222	(733)	7,489	21,430	(733)	20,697
Income tax expense	1,892	(335)	1,557	7,771	(335)	7,436
Net earnings	$6,330	$(398)	$5,932	$13,659	$(398)	$13,261
Net earnings per share
Basic	0.17	(0.01)	0.16	0.37	(0.01)	0.36
Diluted	$0.16	$(0.01)	$0.15	$0.35	$(0.01)	$0.34

Balance Sheet

	December 31, 2005
	As Reported	Adjustments	As Restated
Account receivable	$91,265	$(475)	$90,790
Inventories	60,564	65	60,629
Other current assets	16,816	(548)	16,268
Total current assets	180,674	(958)	179,716
Deferred income taxes	22,011	876	22,887
Property, plant and equipment	109,676	(23)	109,653
Other assets	2,088	(2)	2,086
Total Assets	$533,936	$(107)	$533,829
Accounts payable	67,196	1,524	68,720
Accrued liabilities	39,274	(134)	39,140
Total current liabilities	119,933	1,390	121,323
Other long-term obligations	16,139	(19)	16,120
Retained earnings	296,956	(1,478)	295,478
Total shareholders’ equity	329,571	(1,478)	328,093
Total Liabilities and Shareholders’ Equity	$533,936	$(107)	$533,829

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

(1) Based on historical experience, CTS currently expects approximately 340,000 of these options to vest.
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

NOTE D—Restructuring Charges

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

($ in thousands, except per share amounts)	Pro forma Nine Months Ended October 2, 2005 (as restated)

Revenues	$472,933
Net income	$435

Earnings per share:
Basic	$0.37
Diluted	$0.34

NOTE F—Supplemental Schedule of Noncash Investing and Financing Activities

In 2005, the Company purchased all of the capital stock of SMTEK for $61.1 million. In conjunction with the acquisition, CTS issued common stock and assumed liabilities as follows (refer also to Note D, “Acquisition”):

($ in millions)
Cash paid	$37.2
Fair value of stock issued	10.9
Liabilities assumed	32.8
Fair value of assets acquired	$80.9

NOTE G—Inventories

Inventories consist of the following:

($ in thousands)	October 1, 2006 (as restated)	December 31, 2005 (as restated)
Finished goods	$13,106	$11,931
Work-in-process	15,966	15,660
Raw materials	37,800	33,037
Total inventories	$66,872	$60,629

NOTE H—Debt

Long-term debt was comprised of the following:

($ in thousands)	October 1, 2006	December 31, 2005
Revolving credit agreement, weighted-average interest rate of 6.2%, due in 2011	$—	$—
Former revolving credit agreement, weighted-average interest rate of 6.1%	—	2,080
Convertible, senior subordinated debentures at a weighted-average interest rate of 2.125%, due in 2024	60,000	60,000
Convertible, subordinated debentures at a weighted-averaged interest rate of 6.5%	—	5,500
Term loan, weighted-average interest rate of 7.1% (2006) and 5.8% (2005), due in 2011	821	875
Other debt, weighted-average interest rate of 6.3%	—	2
	60,821	68,457
Less current maturities	176	164
Total long-term debt	$60,645	$68,293

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
_____________________
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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Third Quarter of 2006 (as restated)
Net sales to external customers	$100,832	$64,844	$165,676
Segment operating earnings	3,598	5,666	9,264
Total assets	169,403	392,310	561,713

Third Quarter of 2005 (as restated)
Net sales to external customers	$89,111	$60,099	$149,210
Segment operating earnings	1,396	7,075	8,471
Total assets	159,482	388,812	548,294

First Nine Months of 2006 (as restated)
Net sales to external customers	$277,927	$204,167	$482,094
Segment operating earnings	3,424	24,577	28,001
Total assets	169,403	392,310	561,713

First Nine Months of 2005 (as restated)
Net sales to external customers	$272,148	$190,738	$462,886
Segment operating earnings	6,377	18,086	24,463
Total assets	159,482	388,812	548,294

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 1, 2006 (as restated)	October 2, 2005 (as restated)	October 1, 2006 (as restated)	October 2, 2005 (as restated)
Total segment operating earnings	$9,264	$8,471	$28,001	$24,463
Restructuring and related charges - Components and Sensors	(265)	—	(3,849)	—
Restructuring charge - EMS	(475)	—	(475)	—
Interest expense	(803)	(1,254)	(2,948)	(4,553)
Other income	430	272	815	787
Earnings before income taxes	$8,151	$7,489	$21,544	$20,697

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

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Third Quarter 2006 (as restated)
Basic EPS	$6,247	35,861	$0.17
Effect of dilutive securities:
Convertible debt	240	4,000
Equity-based compensation plans		405
Diluted EPS	$6,487	40,266	$0.16

Third Quarter 2005 (as restated)
Basic EPS	$5,932	36,284	$0.16
Effect of dilutive securities:
Convertible debt	245	4,000
Equity-based compensation plans		729
Diluted EPS	$6,177	41,013	$0.15

First Nine Months of 2006 (as restated)
Basic EPS	$16,546	35,841	$0.46
Effect of dilutive securities:
Convertible debt	724	4,000
Equity-based compensation plans		374
Diluted EPS	$17,270	40,215	$0.43

First Nine Months of 2005 (as restated)
Basic EPS	$13,261	36,434	$0.36
Effect of dilutive securities:
Convertible debt	740	4,000
Equity-based compensation plans		638
Diluted EPS	$14,001	41,072	$0.34

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

NOTE M—Leases

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

NOTE N—Treasury Stock

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

NOTE O—New Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial data and financial statements included in this Form 10-Q/A have been restated to reflect adjustments to previously reported quarterly financial data for the periods April 2, 2006, July 2, 2006, October 1, 2006 and October 2, 2005 and financial data for the nine-month period ended October 2, 2005 and year-end financial data for the year ended December 31, 2005. (See Note B - “Restatement of Condensed Consolidated Financial Statements” for additional information.) This information should be considered in conjunction with the information contained in the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

•
Gross margins, as a percent of sales, were 17.6% and 18.9% in the third quarter of 2006 and 2005, respectively. Gross margins increased within the EMS business segment, but decreased within the Components and Sensors business segment. Gross margins within the Component and Sensors segment were lower primarily due to automotive launch related costs for certain new products, commodity price increases, and foreign exchange rate changes.

•
Selling, general and administrative, and research and development expenses as a percent of sales decreased to 12.9% in the third quarter of 2006 compared to 13.5% in the third quarter of 2005. The Company was able to leverage existing resources with higher sales despite the increases for equity based compensation expenses and certain start up costs related to the Czech Republic.

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

•	In the third quarter of 2006, a $0.7 million pre-tax gain was realized for the sale/leaseback of the Albuquerque building.

•	For the third quarter of 2006, CTS changed the estimate of its full year 2006 effective tax rate from 23.1% to 23.2%.

•	Net earnings were $6.2 million, or $0.16 per diluted share, in the third quarter of 2006 compared to $5.9 million, or $0.15 per diluted share, in the third quarter of 2005.

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

Results of Operations

Comparison of Third Quarter 2006 and Third Quarter 2005

Business Segment Discussion

Refer to Note J, “Business Segments,” for a description of the Company’s business segments.

The following table highlights the business segment results for the three-month periods ending October 1, 2006 and October 2, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Third Quarter 2006 (as restated)
Sales	$64,844	$100,832	$165,676
Segment operating earnings	5,666	3,598	9,264
% of sales	8.7%	3.6%	5.6%

Third Quarter 2005 (as restated)
Sales	$60,099	$89,111	$149,210
Segment operating earnings	7,075	1,396	8,471
% of sales	11.8%	1.6%	5.7%

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

The Components and Sensors business segment operating earnings were $5.7 million in the third quarter of 2006 versus $7.1 million in the third quarter of 2005. Operating earnings decreased primarily due to automotive launch related costs for certain new products, commodity price increases, the adverse impact of foreign exchange rate changes, start up costs related to expansion in the Czech Republic, increased expenses related to recognizing the fair value of stock-based compensation, higher salaries and fringes, and lower pension income. The reductions to operating earnings were partially offset by margin contribution from the higher sales volume and the gain recognized on the sale/leaseback of the Albuquerque building.

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

The EMS business segment operating earnings increased $2.2 million primarily due to margin contribution from higher sales volume and improved product mix partially offset by higher levels of expenses incurred for new customer start-up, excessive freight costs, labor inefficiencies, pricing pressures and adverse foreign exchange rate impacts.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated statements of earnings for the three-month periods ended October 1, 2006 and October 2, 2005:

	Three Months Ended
($ in thousands, except net earnings per share)	October 1, 2006 (as restated)	October 2, 2005 (as restated)	Increase (Decrease)
Net sales	$165,676	$149,210	$16,466
Restructuring-related costs	254	-	254
% of net sales	0.2%	-%	0.2%

Gross margin	, 29,105	28,253	852
% of net sales	17.6%	18.9%	(1.3)%

Selling, general and administrative expenses	17,652	16,159	1,493
% of net sales	10.7%	10.8%	(0.1)%

Research and development expenses	3,775	3,976	(201)
% of net sales	2.3%	2.7%	(0.4)%

Gain on sale of assets	(1,332)	(353)	(979)
% of net sales	(0.8)%	(0.2)%	(0.6)%

Restructuring charge	486	-	486
% of net sales	0.3%	-%	0.3%

Operating earnings	8,524	8,471	53
% of net sales	5.1%	5.7%	(0.6)%

Income tax expense	1,904	1,557	347

Net earnings	$6,247	$5,932	$315
% of net sales	3.8%	4.0%	(0.2)%

Net earnings per share - diluted	$0.16	$0.15	$0.01

Third quarter sales of $165.7 million increased $16.5 million, or 11.0%, from the third quarter of 2005. The EMS business segment increase was mainly attributable to higher sales into the communication, defense, and medical markets partially offset by a decline in computer-related sales. The Components and Sensors business segment sales growth was attributable to automotive product sales and growth in the sale of electronic components into infrastructure applications which was partially offset by lower sales due to the divestiture of the LTCC business, and decreased sales into mobile handset applications as CTS continues to de-emphasize these products. Gross margin increased by $0.9 million in the third quarter of 2006 from the third quarter of 2005 due to the margin contribution from the higher sales volume offset by higher levels of expenses incurred in automotive launch related costs for certain new products, commodity price increases, reduced pension income, excessive freight costs, labor inefficiencies, pricing pressures and adverse foreign exchange rate impacts. Gross margins were also negatively impacted by unfavorable foreign exchange rate changes and unfavorable business segment sales mix, partially offset by gross margin improvement on higher overall sales and improved product mix within the EMS business segment. Sales in the Components and Sensors business segment, which inherently generates a higher gross margin, decreased to 39.1% of total sales in the third quarter of 2006 compared to 40.3% of total sales in the same period of 2005.

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

Operating earnings were $8.5 million, or 5.1% of sales, in the third quarter of 2006 compared to $8.5 million, or 5.7% of sales, in the third quarter of 2005. Operating earnings, as a percent of sales, decreased due to the gross margin items addressed above and $0.3 million of expenses, or $0.01 per diluted share, from restructuring and restructuring-related charges associated with the consolidation of CTS’ Berne, Indiana manufacturing operations and $0.4 million pre-tax expense, or $0.01 per diluted share, for restructuring related to CTS’ revised estimate of the fair value of the remaining net liability of the operating lease for the idle Marlborough facility. Additionally, in the third quarter of 2006, pension income was lower by $0.7 million compared to the third quarter of 2005. The pension income results primarily from U.S. pension plans which have assets in excess of projected benefit obligations. The primary factor contributing to the decrease in pension income was the recognition of prior years’ investment losses and other actuarial losses. Operating earnings decreases were partially offset by a $0.7 million pre-tax gain, or $0.01 per diluted share, for the sale/leaseback of the Albuquerque building.

During the third quarter of 2006, CTS changed the estimate of its full year 2006 effective tax rate from 23.1% to 23.2%. The higher effective tax rate reflects increased earnings in certain higher-tax jurisdictions.

Net earnings of $6.2 million, or 3.8% of sales, increased $0.3 million versus the third quarter of 2005. Net earnings per diluted share of $0.16 were $0.01 higher than third quarter 2005.

Comparison of First Nine Months of 2006 and First Nine Months of 2005

Business Segment Discussion

The following table highlights the business segment results for the nine-month periods ending October 1, 2006 and October 2, 2005:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Nine Months 2006 (as restated)
Sales	$204,167	$277,927	$482,094
Segment operating earnings	24,577	3,424	28,001
% of sales	12.0%	1.2%	5.8%

First Nine Months 2005 (as restated)
Sales	$190,738	$272,148	$462,886
Segment operating earnings	18,086	6,377	24,463
% of sales	9.5%	2.3%	5.3%

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

The Component and Sensors business segment operating earnings increased $6.5 million due primarily to margin contribution from the higher sales volume, favorable product mix as the sales shifted from the less profitable handset market into the more profitable infrastructure applications, savings associated with the divestiture of the LTCC business, increased royalties, gain recognized from the sale of assets, and the favorable impact of personnel expenses related to headcount reductions taken in 2005. These favorable items were partially offset by certain automotive launch related costs for new product initiatives, lower pension income, increased expenses related to recognizing the fair value of stock-based compensation, commodity price increases, foreign exchange rate changes, start up costs related expansion in the Czech Republic, and higher salaries and fringes.

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

EMS segment operating earnings decreased $3.0 million primarily due to decreased EMS gross margins from higher levels of expenses incurred for new customer start-up, excessive freight costs, labor inefficiencies, and pricing pressures. In addition, increased salaries and fringes and unfavorable expense allocations versus 2005 were partially offset by a favorable product mix as a greater percentage of sales came from the higher margin industrial, medical, and defense markets.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the nine-month periods ended October 1, 2006 and October 2, 2005:

	Nine Months Ended
($ in thousands, except net earnings per share)	October 1, 2006 (as restated)	October 2, 2005 (as restated)	Increase (Decrease)
Net sales	$482,094	$462,886	$19,208
Restructuring-related costs	956	-	956
% of net sales	0.2%	-%	0.2%

Gross margin	90,914	88,760	2,154
% of net sales	18.9%	19.2%	(0.3)%

Selling, general and administrative expenses	54,056	51,773	2,283
% of net sales	11.2%	11.2%	0.0%

Research and development expenses	11,937	13,330	(1,393)
% of net sales	2.5%	2.9%	(0.4)%

Gain on sale of assets	(2,124)	(806)	(1,318)
% of net sales	(0.4)%	(0.2)%	(0.2)%

Restructuring charge	3,368	-	3,368
% of net sales	0.7%	-%	0.7%

Operating earnings	23,677	24,463	(786)
% of net sales	4.9%	5.3%	(0.4)%

Income tax expense	4,998	7,436	(2,438)

Net earnings	$16,546	$13,261	$3,285
% of net sales	3.4%	2.9%	0.5%

Net earnings per share - diluted	$0.43	$0.34	$0.09

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

Gross margin increased $2.2 million for the first nine months of 2006 primarily due to contribution from higher sales, and favorable business segment sales mix. The increase was mostly offset by decreased EMS gross margins from higher levels of expenses incurred for new customer start-up, excessive freight costs, labor inefficiencies, pricing pressures, automotive launch related costs for certain new products, commodity price increases, and reduced pension income. As a percentage of sales, gross margin decreased to 118.9% in the first nine months of 2006 compared to 19.2% in the first nine months of 2005. .

Selling, general and administrative expenses increased $2.3 million, primarily driven by expenses related to recognizing the fair value of stock-based compensation, higher salaries, and lower pension income, partially offset by an insurance claim settlement received in the first quarter of 2006 and by savings related to personnel reductions taken primarily in the first quarter of 2005.

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

Operating earnings were $23.7 million in the first nine months of 2006 compared to $24.5 million in the first nine months of 2005. The operating earnings declined due to the gross margin items addressed above, cost reductions from the divestiture of the LTCC business, the favorable impact from an insurance claim settlement of approximately $1.5 million pre-tax, or $0.03 per diluted share in the first quarter of 2006, and a $0.7 million pre-tax gain, or $0.01 per diluted share, for the sale/leaseback of the Albuquerque building recognized in the third quarter of 2006.

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

Net earnings of $16.5 million, or 3.4% of sales, increased $3.3 million versus the first nine months of 2005. Net earnings per diluted share of $0.43 were $0.09 higher than first nine months of 2005.

Outlook

In our Quarterly Report on Form 10-Q for the three- and nine-month periods ended October 1, 2006, filed on November 3, 2006 (the “Original Filing”), we provided an outlook of sales and earnings for the full year 2006. Due to the timing at the filing of this form 10Q/A, it is not meaningful to provide an outlook for 2006. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for 2006 annual results.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $29.7 million at the end of October 1, 2006 compared to $12.0 million at December 31, 2005. Total debt on October 1, 2006 was $70.3 million versus $81.8 million at December 31, 2005. Total debt as a percentage of total capitalization was 16.9% at the end of the third quarter of 2006, compared with 19.9% at December 31, 2005.

Working capital increased $25.7 million in the first nine months of 2006 primarily driven by the change in the cash and cash equivalents balance as noted above and the following:

•	Accounts receivables increased by $10.9 million. The primary driver for the increase was due to an $11.1 million increase in sales in the third quarter of 2006 from the fourth quarter of 2005.

•
Inventory increased by $6.2 million due primarily to increased sales of $8.5 million or 9.2% in the EMS business segment compared to the fourth quarter of 2005, certain automotive launch related inventory builds, and inventory related to the start up of the new facility in the Czech Republic.

•	Other current assets increased by $4.9 million due primarily to an increase in receivables related to customer tooling and taxes receivable related to foreign jurisdictions.

•	Short-term notes payable decreased by $3.8 million driven by positive cash flows from foreign operations.

Working capital increases were partially offset by:

•	Accounts payable increased by $12.6 million primarily driven by increased purchases to support the higher sales volume.

•	Accrued liabilities increased by $5.1 million primarily driven by increased accrued severance expenses and increased accrued salaries and wages.

Cash Flow

Operating Activities (as restated)

Net cash provided by operating activities was $28.5 million for the first nine months of 2006.  Components of net cash provided by operating activities included net earnings of $16.5 million, depreciation and amortization expense of $19.0 million, equity-based compensation of $3.0 million and restructuring charges of $3.4 million partially offset by an increase to the prepaid pension asset of $4.7 million, gain on sales of assets of $2.1 million and an unfavorable change in assets and liabilities of $6.6 million. The increase in assets and liabilities were primarily due to increased accounts receivables of $10.9 million, an increase in inventory of $6.2 million, and an increase in other current assets of $4.9 million, partially offset by an increase in accounts payable and accrued liabilities of $14.0 million.

Net cash provided by operating activities was $29.7 million in the first nine months of 2005.  Components of net cash provided by operating activities included net earnings of $13.3 million and depreciation and amortization expense of $19.8 million, deferred income taxes of $3.0 million, equity-based compensation of $1.8 million, and a $0.9 million unfavorable change in assets and liabilities. The unfavorable changes in assets and liabilities were primarily due to a decrease of $4.9 million in accounts payable and accrued liabilities, an increase in other current assets of $2.9 million, an increase in inventory of $1.4 million partially offset by the accounts receivables decrease of $6.9 million. Net cash provided by operating activities was partially offset by the unfavorable change in the prepaid pension asset of $6.6 million.

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

Item 4. Controls and Procedures

CTS’ management is responsible for establishing and maintaining effective disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). As discussed in Note B to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q/A are restated condensed consolidated financial statements for the three and nine-month periods ended October 1, 2006. In addition, CTS has amended its condensed consolidated financial statements for the periods ended April 2, 2006 and July 2, 2006.

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

In its original filing on Form 10-Q for the quarter ended October1, 2006, CTS' management concluded that CTS' disclosure controls and procedures were effective at a reasonable assurance level, based on an evaluation which did not include an assessment of the internal control over financial reporting of the former SMTEK International, Inc. locations, including the Moorpark and Santa Clara locations. In connection with this restatement, CTS' management, including its Chief Executive Officer and its Chief Financial Officer, have carried out a re-evaluation of CTS' disclosure controls and procedures, including the internal control over financial reporting at the SMTEK locations, as of the quarter ended October 1, 2006. Based on the determination that a material weakness in CTS' internal control over financial reporting existed, CTS’ Chief Executive Officer and the Chief Financial Officer have determined that CTS' disclosure controls and procedures were not effective as of October 1, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in CTS' internal control over financial reporting for the quarter ended October 1, 2006 that have materially affected or are reasonably likely to materially affect CTS' internal control over financial reporting.

Prior to identifying the material weaknesses described above, CTS’ management had taken actions to strengthen the Moorpark and Santa Clara accounting organization by adding two experienced personnel and reassigning duties. Since identifying the material weakness, CTS has implemented the following changes to strengthen its internal controls over financial reporting:

•	Increased review and approval of all manual journal entries by the entity controllers.
•	Increased review and approval of all account reconciliation activities by the entity controllers.
•	Added a senior Corporate resource to provide additional review and oversight of all key accounting processes globally, including manual journal entires and key account reconciliations.
•	Increased internal audit resources and revised internal audit programs to increase the scope and frequency of audits.

CTS intends to implement the following changes over the course of 2007 to further strengthen its internal control environment:

•	Enhance and document CTS’ annual vendor certification process.
•	Strengthen operating policies around pricing adjustments, customer returns, vendor disputes, etc.
•	Institute additional operational monitoring reports to review/track early warning signs e.g. short payments, premium freight, customer rejects, etc.
• •	Standardize and strengthen account reconciliation process. Further enhance the Moorpark and Santa Clara reporting system documentation and user training.

PART II  -   OTHER INFORMATION

Item 1.	Legal Proceedings

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