Form 10-K
period 2006-12-31
CTS CORP
filed 2007-05-15
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-4639
CTS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-0225010

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

905 West Boulevard North, Elkhart, IN	46514

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 574-293-7511
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes     No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes     No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer                        Accelerated filer  X                     Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No X
The aggregate market value of the voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on July 2, 2006, was approximately $430.8 million. There were 35,884,265 shares of common stock, without par value, outstanding on May 10, 2007.
Documents Incorporated by Reference

(1)	Portions of the 2006 Annual Report to shareholders are incorporated herein by reference in Parts I and II.

cts corporation 1

2 cts corporation

EXPLANATORY NOTE
In February 2007, CTS announced that it was investigating incorrect accounting entries at its Moorpark, California manufacturing location and that its financial statements for the first three quarters of 2006 should not be relied upon. The investigation determined that numerous incorrect entries transferred significant costs from income statement accounts, primarily cost of goods sold, to balance sheet accounts, primarily accounts payable, beginning in 2005 and continuing through 2006. For more information on these matters, please refer to Item 1A, Risk Factors; Item 9A Controls and Procedures; Note B to the consolidated financial statements, “Restatement of the Consolidated Financial Statements”; and Management ’s Report on Internal Control over Financial Reporting. Management determined that the effect of the misstatements on CTS’ 2006 consolidated financial statements was material. Amendments to CTS’ Quarterly Reports on Form 10-Q/ A restating CTS’ condensed consolidated financial statements for each of the first three quarters of 2006 are being filed contemporaneously with this Annual Report on Form 10-K. In addition, as a result of the incorrect entries discussed above CTS has restated its consolidated financial statements for the year ended December 31, 2005 in this Annual Report on Form 10-K.

cts corporation 3

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
CTS designs, manufactures, assembles, and sells a broad line of electronic components and sensors and provides electronics manufacturing services (EMS) primarily to original equipment manufacturers (OEMs), for the automotive, computer, communications, medical, industrial, and defense and aerospace markets. CTS operates manufacturing facilities located throughout North America, Asia, and Europe and serves major markets globally. Sales and marketing is accomplished through CTS sales engineers, independent manufacturers’ representatives, and distributors.
Effective January 31, 2005, CTS acquired 100% of the outstanding capital stock of SMTEK International, Inc. (SMTEK). The results of SMTEK’s operations have been included in the consolidated financial statements since that date. SMTEK is an EMS provider serving OEMs in the medical, industrial, instrumentation, telecommunications, security, financial services, automation, aerospace and defense industries. As a result of the acquisition, CTS has expanded into new EMS markets, reduced customer concentrations, and increased its global footprint. SMTEK had four facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. Subsequent to the acquisition, CTS consolidated the Marlborough, Massachusetts facility into its Londonderry, New Hampshire facility. See further discussion of the acquisition in Note C, “Acquisition,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a) (1) and (2).
SEGMENTS AND PRODUCTS BY MAJOR MARKETS
CTS has two reportable segments: 1) Electronics Manufacturing Services (EMS) and 2) Components and Sensors.
EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer. For some customers, CTS provides full turnkey manufacturing and completion, including design, bill-of-material management, logistics, and repair.
Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies. Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; terminators, including ClearONEtm terminators, used in computer and other high speed applications, switches, resistor networks, and potentiometers used to serve multiple markets and fabricated piezo-electric materials and substrates used primarily in medical and industrial markets.
Products from the EMS segment are principally sold into the communications, computer, medical, industrial, and defense and aerospace OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls, and networking. Products from the Components and Sensors segment are principally sold into three major OEM markets: 1) automotive, 2) communications, and 3) computer.

4 cts corporation

The following tables provide a breakdown of net sales by segment and market as a percent of consolidated net sales:

	EMS			Components & Sensors			Total

(As a % of consolidated net sales)	2006	2005	2004	2006	2005	2004	2006	2005	2004

Markets
Automotive	—%	—%	—%	25%	23%	25%	25%	23%	25%
Communications	16%	14%	15%	6%	7%	12%	22%	21%	27%
Computer	24%	29%	35%	2%	2%	3%	26%	31%	38%
Medical	6%	5%	—%	1%	1%	1%	7%	6%	1%
Industrial	7%	8%	—%	—%	—%	—%	7%	8%	—%
Defense and Aerospace	5%	2%	—%	—%	—%	—%	5%	2%	—%
Other	1%	1%	1%	7%	8%	8%	8%	9%	9%

% of consolidated net sales	59%	59%	51%	41%	41%	49%	100%	100%	100%

Net sales to external customers, segment operating earnings, total assets by segment, net sales by geographic area, and long-lived assets by geographic area, are contained in Note N, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2).
General market conditions in the global automotive, communications, computer, medical, industrial, and defense and aerospace markets and in the overall economy affect the business of CTS. Any adverse occurrence that results in a significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could have a material adverse effect on our business, financial condition, and results of operations.
The following table identifies major products by their segment and markets. Many products are sold into several OEM markets:

Defense
and
	Automotive	Communications	Computer	Medical	Industrial	Aerospace	Other
Product Description	Market	Market	Market	Market	Market	Market	Markets

EMS:

Integrated Interconnect Systems and Backpanels, Including Final Assembly and Test		●	●		●		●

Complex Printed Circuit Board Assemblies		●	●	●	●	●	●

COMPONENTS AND SENSORS:

Ceramic Filters and Duplexers	●	●	●				●

Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules		●	●				●

Automotive Sensors	●

Resistor Networks		●	●				●

ClearONEtm Terminators		●	●				●

DIP Switches and Potentiometers		●	●		●		●

Actuators	●

Piezoceramics Products				●	●		●

cts corporation 5

MARKETING AND DISTRIBUTION
Sales and marketing to OEMs, for both segments, is accomplished through CTS sales engineers, independent manufacturers’ representatives, and distributors. CTS maintains sales offices in China, Hong Kong, Japan, Scotland, Singapore, Taiwan, and the United States. Approximately 89% of 2006 net sales was attributable to coverage by CTS sales engineers.
CTS sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing and developing products to meet specific customer requirements.
CTS utilizes the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by CTS sales engineers for both of its segments. Independent manufacturers’ representatives receive commissions from CTS. During 2006, approximately 9% of net sales was attributable to coverage by independent manufacturers’ representatives. CTS also uses independent distributors in its Components and Sensors segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2006, independent distributors accounted for approximately 2% of net sales.
RAW MATERIALS
CTS utilizes a wide variety of raw materials and purchased parts in its manufacturing processes. The following are the most significant raw materials and purchased parts, identified by segment:

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
These raw materials are purchased from several vendors, and, except for certain semiconductors, rare earth materials, and conductive inks, CTS does not believe it is dependent upon one or a limited number of vendors. Although CTS purchases all of its semiconductors, rare earth materials, and conductive inks from a limited number of vendors, alternative sources are available. In 2006, substantially all of these materials were available in adequate quantities to meet CTS’ production demands.
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
CTS carries raw materials, including certain semiconductors, work-in-process, and finished goods inventories which are unique to particular customers. In the event of reductions or cancellations of orders, some inventories may not be useable or returnable to vendors for credit. CTS generally imposes charges for the reduction or cancellation of orders by customers, and these charges are usually sufficient to cover a significant portion of the financial exposure of CTS for inventories that are unique to a customer. CTS does not customarily grant special return or payment privileges to customers. CTS’ working capital requirements and businesses reflect some seasonality and cyclicality. For example, the Components and Sensors segment experiences lower third quarter sales, due to the automotive industry’s model year changeovers and summer shutdowns. The EMS segment experiences higher fourth quarter sales in line with its industry, particularly from increased computing market demand.

6 cts corporation

PATENTS, TRADEMARKS, AND LICENSES
CTS maintains a program of obtaining and protecting U.S. and non-U.S. patents relating to products which CTS has designed and manufactured, as well as, processes and equipment used in CTS’ manufacturing technology. CTS was issued 13 new U.S. patents in 2006 and currently holds in excess of 220. CTS also holds in excess of 140 non-U.S. counterpart patents. Patents have a greater impact on the Components and Sensors segment than on the EMS segment, which does not rely significantly on any patents. CTS has 10 registered U.S. trademarks and 15 foreign counterparts. CTS does not believe that its success is materially dependent on the existence or duration of any patent, group of patents, or trademarks.
CTS has licensed the right to use several of its patents to both U.S. and non-U.S. companies. In 2006, license and royalty income was less than 1% of net sales. CTS believes its success is not materially dependent upon any licensing arrangement where CTS is either the licensor or licensee.
MAJOR CUSTOMERS
CTS’ 15 largest customers represented 61% of net sales in both 2006 and 2005 and 69% of net sales in 2004. The decrease in this percentage from 2004 is a result of the Company’s efforts to broaden its customer base. Sales to Hewlett-Packard Company (Hewlett-Packard) amounted to 22% of net sales in 2006, 28% of net sales in 2005, and 33% of net sales in 2004. Sales to Motorola, Inc. (Motorola) accounted for less than 10% of net sales in each of 2006 and 2005, and 13% of net sales in 2004.
EMS segment revenues from Hewlett-Packard represented $143.2 million, or 37%, $173.3 million, or 48%, and $177.3 million, or 66%, of the segment’s revenue for the years ended December 31, 2006, 2005, and 2004, respectively. EMS segment revenues from Motorola were $51.4 million, or 13%, $40.3 million, or 11%, and $60.9 million, or 23%, of the segment’s revenue for the years ended December 31, 2006, 2005, and 2004, respectively.
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
The following table shows order backlog by segment and in total as of January 28, 2007 and January 29, 2006.

($ in millions)	January 28, 2007	January 29, 2006

EMS	$46.0	$21.4
Components and Sensors	63.5	61.3

Total	$109.5	$82.7

Order backlog at the end of January 2007 will generally be filled during the 2007 fiscal year.

cts corporation 7

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
In the Components and Sensors segment, CTS competes with many U.S. and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery, and service. Most CTS product lines encounter significant global competition. The number of significant competitors varies from product line to product line. No one competitor competes with CTS in every product line, but many competitors are larger and more diversified than CTS. Some competitors are also CTS customers for components and sensors, as well as EMS products.
In both the EMS and Components and Sensors segments, some customers have reduced or plan to reduce their number of suppliers, while increasing the volume of their purchases. Most customers are demanding higher quality, reliability, and delivery standards from CTS as well as its competitors. These trends create opportunities for CTS, but also increase the risk of loss of business to competitors. CTS is subject to competitive risks that represent the nature of the electronics industry, including short product life cycles and technical obsolescence.
CTS believes it competes most successfully in custom products manufactured to meet specific applications of major OEMs and with EMS products oriented toward high mix and low to medium volume outsourcing needs of OEMs.
NON-U.S. REVENUES
In 2006, 60% of net sales to external customers originated from non-U.S. operations compared to 55% in 2005 and 63% in 2004. The higher percentage in 2006 results primarily from the consolidation of the operations of the Berne, Indiana facility into CTS’ Mexico and Singapore facilities as discussed in Note Q, “Restructuring Charges,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a) (1) and (2). At December 31, 2006, approximately 36% of total CTS assets were located at non-U.S. operations compared to 31% of total CTS assets at the end of 2005. A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated. CTS believes the business risks to its non-U.S. operations, though substantial, are normal risks for non-U.S. businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. CTS’ non-U.S. manufacturing facilities are located in Canada, China, Czech Republic, Mexico, Scotland, Singapore, Taiwan, and Thailand.
Net sales to external customers originating from non-U.S. operations for the EMS segment were $211.0 million in 2006, compared to $203.4 million in 2005, and $187.0 million in 2004. Net sales to external customers originating from non-U.S. operations for the Components and Sensors segment were $181.5 million in 2006 compared to $135.7 million in 2005, and $146.8 million in 2004. Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales to external customers and long-lived assets by geographic area, is contained in Note N, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2).
RESEARCH AND DEVELOPMENT ACTIVITIES
In 2006, 2005, and 2004, CTS spent $15.9 million, $17.1 million, and $19.1 million, respectively, for research and development. The reductions in research and development spending from 2004 to 2006 reflect savings due to changing business mix, organizational consolidation, and streamlining of research and development activities. Significant ongoing research and development activities continue in CTS’ Components and Sensors segment, particularly for automotive products in support of growth initiatives. CTS’ research and development investment is primarily focused at expanded applications and new product development, as well as current product and process enhancements. Research and development expenditures in the EMS segment are typically very low.
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

8 cts corporation

EMPLOYEES
CTS employed 4,977 people at December 31, 2006, and 77% of these people were employed outside the United States. Approximately 185 CTS employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2006. One agreement, which covers 145 employees, is scheduled to expire in 2009 and the other which covers 40 employees is scheduled to expire in 2008. CTS employed 4,902 people at December 31, 2005.
ADDITIONAL INFORMATION
Information responsive to Item 401(b) of Regulation S-K is contained under the caption “Directors and Executive Officers of the Registrant” in Item 10 of this Annual Report on Form 10-K and is incorporated herein by reference.
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
CTS depends on a small number of customers for a large portion of its business, and changes in the level of its customers’ orders have, in the past, had a significant impact on its results of operations. CTS’ 15 largest customers represent a substantial portion of its sales, approximately 61% of net sales in both 2006 and 2005 and 69% of net sales in 2004. CTS’ two largest customers are Hewlett-Packard Company and Motorola, Inc., which represented approximately 22% and less than 10%, respectively, of its net sales in 2006. If a major customer significantly cancels, delays or reduces the amount of business it does with CTS, there could be an adverse effect on CTS’ business, financial condition and operating results. Such adverse effect likely would be material if one of CTS’ largest customers significantly reduced its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect CTS’ operating results. In addition, CTS generates significant accounts receivable from sales to its major customers. If one or more of CTS’ largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, CTS’ business, financial condition and operating results could be materially adversely affected.
CTS is subject to intense competition in the EMS industry.
CTS competes with many providers of electronics manufacturing services. Some of its competitors have substantially greater manufacturing and financial resources and in some cases have more geographically diversified international operations than CTS. CTS’ large, global competitors, such as Flextronics International Ltd., Solectron Corporation, Sanmina — SCI Corporation, Jabil Circuit Inc., and Celestica Inc., are companies that often have a regional, product, service, or industry specific focus. CTS also faces competition from the manufacturing operations of its current and future OEM customers, which may elect to manufacture their own products internally rather that outsource the manufacturing to EMS providers. In addition, CTS also faces competition from mid-sized and smaller EMS companies such as Benchmark Electronics Inc., Plexus Corp., Sypris Solutions Inc., Labarge Inc., and Reptron Electronics Inc. Competition may intensify further if more companies enter the markets in which CTS operates. CTS’ failure to compete effectively could materially adversely affect its business, financial condition and operating results.
CTS may be unable to compete effectively against competitors in its Components and Sensors segment.
CTS’ Components and Sensors segment operates in highly competitive industries that are characterized by price erosion and rapid technological change. CTS competes with many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development, and marketing resources than CTS. Additionally, many of CTS’ customers are seeking to consolidate their business among one or more preferred or qualified suppliers. If any customer becomes dissatisfied with CTS’ prices, quality, or timeliness of delivery, among other things, it could award future business or even move existing business to CTS’ competitors. Moreover, some of CTS’ customers could choose to manufacture and develop particular products themselves rather than purchase them from CTS. Increased competition could result in price reductions, reduced profit margins, and loss of market share, each of which could materially adversely affect CTS’ business, financial condition, cts corporation 9

and operating results. In addition, some of CTS’ competitors have engaged, and may in the future engage, in merger and acquisition transactions. Consolidations by competitors are likely to create entities with increased market share, customer bases, proprietary technology, marketing expertise and sales force size. These developments may materially adversely affect CTS’ ability to compete against these competitors. CTS cannot assure you that its products will continue to compete successfully with its competitors’ products, including OEMs, many of which are significantly larger than CTS and have greater financial and other resources than CTS.
CTS may be unable to keep pace with rapid technological changes that could make some of its products or processes obsolete before it realizes a return on its investment.
The technologies relating to some of CTS’ products have undergone, and are continuing to undergo, rapid and significant changes. Specifically, end markets for electronic components and assemblies are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render CTS’ existing products obsolete and unmarketable before CTS can recover any or all of its research, development, and commercialization expenses on capital investments. Furthermore, the life cycles of CTS’ products and the products CTS manufactures for others vary, may change, and are difficult to estimate.
CTS’ future success will depend upon its ability to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of CTS’ customers. CTS has incurred, and expects to continue to incur, expenses typical of the electronics industry associated with research and development activities and the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development costs. CTS also cannot provide assurance that it will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or product enhancements or that CTS’ new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that products or technologies developed by others will not render CTS’ products non-competitive or obsolete. If CTS is unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, CTS’ business, financial condition, and operating results could be materially adversely affected.
CTS’ customers have canceled, and may in the future, cancel their orders, change production quantities, or locations or delay production.
CTS generally does not obtain firm, long-term purchase commitments from its customers, and has often experienced reduced lead times in customer orders. Customers cancel their orders, change production quantities, and delay production for a number of reasons. Uncertain economic and geopolitical conditions have resulted, and may continue to result, in some of CTS’ customers delaying the delivery of some of the products CTS manufactures for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions, or delays by a significant customer or by a group of customers have harmed, and may continue to harm, CTS’ results of operations by reducing the volumes of products manufactured by CTS, as well as by causing a delay in the recovery of its expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.
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

10 cts corporation

CTS sells products to customers in cyclical industries, which are subject to significant downturns that could materially adversely affect CTS’ business, financial condition, and operating results.
CTS sells products to customers in cyclical industries, which have experienced economic and industry downturns. These markets for CTS’ electronic components and sensors and electronics manufacturing services products have softened in the past and may again soften in the future. CTS may face reduced end-customer demand, underutilization of CTS’ manufacturing capacity, changes in CTS’ revenue mix, and other factors that could adversely affect CTS’ results of operations in the near term. CTS cannot predict whether it will achieve profitability in future periods.
A deterioration of revenues and earnings could have a negative effect on CTS’ business, financial condition and operating results. This could also have a negative effect on the price of CTS common stock and could also make it difficult for CTS to service its debt. Violation of the covenants in CTS’ credit facility could require substantial fees to CTS’ banks until the violation is corrected. In the event the violation cannot be corrected, all of the indebtedness under CTS’ credit facility, its convertible subordinated notes, as well as certain other indebtedness, may be accelerated. If CTS’ indebtedness is accelerated, CTS cannot be certain that it will have sufficient funds to pay the accelerated indebtedness or that it will have the ability to refinance the accelerated indebtedness on terms favorable to CTS or at all.
Because CTS derives a substantial portion of its revenues from customers in the automotive, computer, and communications industries, it is susceptible to trends and factors affecting those industries as well as the success of its customers’ products.
Net sales to the automotive, computer, and communications industries represent a substantial portion of CTS’ revenues. Factors negatively affecting these industries and the demand for products also negatively affect CTS’ business, financial condition, and operating results. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of CTS’ customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of CTS’ customers in these industries, could materially adversely affect CTS’ business, financial condition, and operating results. For example, the trend toward consolidation in the computer and communications industries could result in a lower level of acceptance of CTS’ products, reduced product requirements, purchasing delays by combined entities, or the loss of one or more customers. Also, the automotive industry is generally highly unionized and some of CTS’ customers have, in the past, experienced labor disruptions. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates.
CTS’ customers are primarily OEMs in the automotive, computer, and communications industries. CTS’ future sales are dependent on the success of its customers. CTS’ customers may discontinue or modify their products containing products that CTS manufactures or develop products requiring new manufacturing processes. Some of CTS’ U.S. automotive customers face financial difficulties due to weak sales and high labor costs, including retirement plans. In addition, the computer and communications industries are subject to rapid technological change and changes in demand for CTS’ products. If CTS’ customers are unable to develop products that keep pace with the changing technological environment, its customers’ products could lose market acceptance, and the demand for CTS’ products could decline significantly. If CTS is unable to offer technologically advanced, easily adaptable and cost-effective products in response to changing customer requirements, demand for its products will decline.
Products CTS manufactures may contain design or manufacturing defects that could result in reduced demand for CTS’ products or services and liability claims against us.
Despite CTS quality control and quality assurance efforts, defects may occur in the products CTS manufactures due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for CTS’ products. CTS may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against CTS where defects cause, or are alleged to cause, property damage, bodily injury or death. CTS may be required to participate in a recall involving products which are, or are alleged to be, defective. CTS carries insurance for certain legal matters involving product liability, however, CTS does not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed CTS’ available coverage.
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

cts corporation 11

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
CTS experiences fluctuations in its operating results. Some of the principal factors that contribute to these fluctuations are: changes in demand for CTS’ products; CTS’ effectiveness in managing manufacturing processes, costs, and timing of CTS’ component purchases so that components are available when needed for production, while mitigating the risks of purchasing inventory in excess of immediate production needs; the degree to which CTS is able to utilize its available manufacturing capacity; changes in the cost and availability of components, which often occur in the electronics manufacturing industry and which affect CTS’ margins and its ability to meet delivery schedules; general economic and served industry conditions; local conditions and events that may affect CTS’ production volumes, such as labor conditions and political instability.
In addition, due to the significant differences in the operating income margins in CTS’ two reporting segments, the mix of sales between CTS’ Components and Sensors segment and CTS’ EMS segment affects CTS’ operating results from period to period. Although CTS’ restructuring activities and relocation of some of its manufacturing operations to Asia have resulted in improved operating income margins in CTS’ Components and Sensors segment, CTS can provide no assurances that this will continue to occur.
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
Furthermore, because a significant portion of CTS’ products are manufactured in Asia, including China, Singapore, Taiwan and Thailand, any conflict or uncertainty in these countries, including public health or safety concerns, such as Severe Acute Respiratory Syndrome, or natural disasters, such as earthquakes, could have a material adverse effect on CTS’ business, financial condition and operating results. In addition, if the government of any country in which CTS’ products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, some of CTS’ customers may suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards or disrupt cross-border manufacturing partnerships, which, in each case, could materially adversely affect CTS’ business, financial condition and operating results.
CTS may further restructure its operations, which may materially adversely affect CTS’ business, financial condition and operating results.
In 2006, CTS consolidated its Berne, Indiana manufacturing operations into three of its other existing facilities. The consolidation resulted in pre-tax restructuring charge and restructuring-related costs of approximately $4.0 million. CTS may incur additional restructuring and impairment charges in the future if circumstances warrant. If CTS restructures its operations in the future and is unsuccessful in implementing restructuring plans, CTS may experience disruptions in its operations and higher ongoing costs, which may materially adversely affect CTS’ business, financial condition and operating results.

12 cts corporation

CTS may explore acquisitions that complement or expand CTS’ business as well as divestitures of various business operations. CTS may not be able to complete these transactions and these transactions, if executed, could pose significant risks and may materially adversely affect CTS’ business, financial condition and operating results.
CTS intends to explore opportunities to buy other businesses or technologies that could complement, enhance, or expand CTS’ current business or product lines or that might otherwise offer CTS growth opportunities. CTS may have difficulty finding these opportunities or, if CTS does identify these opportunities, CTS may not be able to complete the transactions for reasons including a failure to secure financing. Any transactions that CTS is able to identify and complete may involve a number of risks, including: the diversion of CTS’ management’s attention from CTS’ existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on CTS’ operating results during the integration process; and CTS’ possible inability to achieve the intended objectives of the transaction. In addition, CTS may not be able to successfully or profitably integrate, operate, maintain, and manage CTS’ newly acquired operations or employees. CTS may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt.
CTS has in the past, and may in the future, consider divesting certain business operations. Divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the loss of customer relationships and cash flow, and the disruption of operations in the affected business. Failure to timely complete a divestiture or to consummate a divestiture may negatively affect valuation of the affected business or result in restructuring charges.
If CTS is unable to protect its intellectual property or it infringes, or is alleged to infringe, on another person’s intellectual property, CTS’ business, financial condition and operating results could be materially adversely affected.
The success of CTS’ business depends, in part, upon CTS’ ability to protect trade secrets, copyrights and patents, obtain or license patents and operate without infringing on the intellectual property rights of others. CTS relies on a combination of trade secrets, copyrights, patents, nondisclosure agreements, and technical measures to protect CTS’ proprietary rights in its products and technology. The steps taken by CTS in this regard may not be adequate to prevent misappropriation of CTS’ technology. In addition, the laws of some foreign countries in which CTS operates do not protect CTS’ proprietary rights to the same extent as do the laws of the United States. Although CTS continues to evaluate and implement protective measures, there can be no assurance that these efforts will be successful. CTS’ inability to protect its intellectual property rights could diminish or eliminate the competitive advantages that CTS derives from its technology, cause CTS to lose sales or otherwise harm CTS’ business.
CTS believes that patents will continue to play a role in its business. However, there can be no assurance that it will be successful in securing patents for claims in any pending patent application or that any issued patent will provide CTS with any competitive advantage. CTS also cannot provide assurance that the patents will not be challenged by third parties or that the patents of others will not materially adversely affect CTS’ ability to do business.
CTS may become involved in litigation in the future to protect its intellectual property or because others may allege that CTS infringes on their intellectual property. These claims and any resulting lawsuit could subject CTS to liability for damages and invalidate CTS’ intellectual property rights. If an infringement claim is successfully asserted by a holder of intellectual property rights, CTS may be required to cease marketing or selling certain products, pay a penalty for past infringement, and spend significant time and money to develop a non-infringing product or process or to obtain licenses for the technology, process or information from the holder. CTS may not be successful in the development of a non-infringing alternative, or licenses may not be available on commercially acceptable terms, if at all, in which case CTS may lose sales and profits. In addition, any litigation could be lengthy and costly and could materially adversely affect CTS even if CTS is successful in the litigation.
CTS may experience shortages and increased costs of raw material and required electronic components.
In the past, from time to time, there have been shortages in certain raw materials used in the manufacture of CTS’ components and sensors and certain electronic components purchased by CTS and incorporated into assemblies and subassemblies. Unanticipated raw material or electronic component shortages may prevent CTS from making scheduled shipments to customers. CTS’ inability to make scheduled shipments could cause CTS to experience a shortfall in revenue, increase CTS’ costs, and adversely affect CTS’ relationship with affected customers and CTS’ reputation as a reliable service provider. CTS may be required to pay higher prices for raw materials or electronic components in short supply and order these raw materials or electronic components in greater quantities to compensate for variable delivery times. CTS may also be required to pay higher prices for raw materials or electronic components due to inflationary trends regardless of supply. As a result, raw material or electronic component shortages and price increases could adversely affect CTS’ operating results for a particular period due to the resulting revenue shortfall and increased costs.

cts corporation 13

Loss of CTS’ key management and other personnel, or an inability to attract key management and other personnel, could materially affect CTS’ business.
CTS depends on its senior executive officers and other key personnel to run its business. CTS does not have long-term retention contracts with many of its key personnel. The loss of any of these officers or other key personnel could adversely affect CTS’ operations. Competition for qualified employees among companies that rely heavily on engineering and technology is at times intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of CTS’ business could hinder CTS’ ability to conduct research activities successfully and develop marketable products.
CTS is subject to a variety of environmental laws and regulations that expose CTS to potential financial liability.
CTS’ operations are regulated by a number of federal, state, local, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for CTS because it uses hazardous materials in its manufacturing processes. If CTS violates environmental laws or regulations, CTS could be held liable for substantial fines, damages, and costs of remedial actions. CTS’ environmental permits could also be revoked or modified, which could require CTS to cease or limit production at one or more of its facilities, thereby materially adversely affecting CTS’ business, financial condition and operating results. Environmental laws and requirements, including environmental laws in the European Union and other foreign jurisdictions, have generally become more stringent over time and could continue to do so, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially affect CTS’ business, financial condition and operating results.
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
As of December 31, 2006, CTS’ long-term debt balance was $60.8 million, consisting of $60.0 million of 2.125% convertible senior subordinated notes, and $0.8 million of borrowings under a foreign credit facility. The level of CTS’ indebtedness could, among other things: increase CTS’ vulnerability to general economic and industry conditions, including recessions; require CTS to use cash flows from operations to service its indebtedness, thereby reducing its ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit CTS’ flexibility in planning for, or reacting to, changes in its business and the industries in which it operates; place CTS at a competitive disadvantage compared to competitors that have less indebtedness; limit CTS’ ability to borrow additional funds that may be needed to operate and expand its business.
CTS’ credit facility and the indenture governing CTS’ convertible senior subordinated notes contain provisions that could materially restrict CTS’ business.
CTS’ credit facility contains a number of significant covenants that, among other things, limit CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; and engage in certain transactions with CTS’ subsidiaries and affiliates. Under CTS’ credit facility, CTS is required to meet certain financial ratios. In addition, the indenture governing CTS’ 2.125% convertible senior subordinated notes provides for an adjustment of the conversion rate if CTS pays dividends over a certain amount or makes other distributions on capital stock and limits CTS’ ability to engage in mergers or consolidations.

14 cts corporation

The restrictions contained in CTS’ credit facility and in the indenture governing CTS’ convertible senior subordinated notes could limit CTS’ ability to plan for or react to market conditions or meet capital needs or could otherwise restrict CTS’ activities or business plans. These restrictions could adversely affect CTS’ ability to finance its operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that could be in CTS’ interests.
CTS’ ability to comply with these covenants may be affected by events beyond its control. If CTS breaches any of these covenants or restrictions, it could result in an event of default under CTS’ credit facility, the indenture governing CTS’ convertible senior subordinated notes, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of CTS’ indebtedness. In addition, CTS’ lenders could terminate their commitments to make further extensions of credit under CTS’ credit facility. If CTS’ indebtedness is accelerated, CTS cannot be certain that it will have sufficient funds to pay the accelerated indebtedness or that it will have the ability to refinance accelerated indebtedness on terms favorable to CTS or at all.
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
The Moorpark and Santa Clara accounting investigation and restatements may harm CTS’ business in the future.
In February 2007, CTS’ management commenced an investigation of accounting entries at its Moorpark and Santa Clara, California manufacturing locations which was acquired in the SMTEK acquisition in January 2005. The investigation determined that the Moorpark controller made numerous incorrect accounting entries beginning in 2005 and continuing through 2006. These entries transferred significant costs from income statement accounts, primarily cost of goods sold, to balance sheet accounts, primarily accounts payable.
As a result of the errors, CTS restated its condensed consolidated financial statements for each of the first three quarters of 2006, reducing its net income by $1.9 million, or $0.05 per diluted share for the nine months ended October 1, 2006, and its consolidated financial statements for 2005, reducing its full year net income by $1.5 million, or $0.04 per diluted share.
CTS has incurred substantial expenses for legal and accounting services due to the investigation of these misstatements and the restatement of its financial statements. In addition, these activities have diverted CTS management’s attention from the conduct of its business. The diversion of resources to address issues arising out of the investigation and financial restatement may harm CTS’ business, operating results and financial condition in the future.
CTS’ failure to maintain effective internal control over financial reporting may be insufficient to allow it to accurately report its financial results or prevent fraud, which could cause its financial statements to become materially misleading and adversely affect the trading price of its common stock.
CTS requires effective internal control over financial reporting in order to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If CTS cannot provide reasonable assurance with respect to its financial statements and effectively prevent fraud, its financial statements could become materially misleading, which could adversely affect the trading price of CTS’ common stock.

cts corporation 15

CTS’ management determined that the misstatements in the Moorpark and Santa Clara accounts reflected a material weakness in its internal control over financial reporting. CTS is enhancing its internal controls in order to remediate the material weakness. Implementing new internal controls and testing the internal control framework will require the dedication of additional resources, management time and expense. If CTS fails to maintain the adequacy of its internal control over financial reporting, including any failure to implement required new or improved controls, or if CTS experiences difficulties in their implementation, its business, financial condition and operating results could be harmed.
Delays in filing periodic reports and financial restatements may adversely affect CTS’ stock price.
In 2007, CTS’ stock price varied from a high of $16.18 on January 17, 2007 prior to CTS’ announcement that it would delay the release of fiscal year 2006 earnings to a low of $13.00 on April 11, 2007, following CTS’ announcement on February 9, 2007, that its 2006 consolidated financial statements could no longer be relied upon. CTS failed to file its Annual Report on Form 10-K within the time required by Securities and Exchange Commission regulations. In addition, CTS will not be able to timely file its Quarterly Report on Form 10-Q for the quarter ended April 1, 2007. CTS’ financial restatements and related disclosures in this and other filings may harm investor confidence and negatively affect CTS’ stock price. In addition, CTS’ failure to timely file periodic reports may adversely affect its stock price.
Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
As of May 10, 2007, CTS has manufacturing facilities, administrative, research and development and sales offices in the following locations.

Manufacturing Facilities	Square Footage	Owned/Leased		Segment

Albuquerque, New Mexico	91,000	Leased		Components and Sensors
Ayutthya, Thailand	40,000	Owned	(1)	EMS
Burbank, California	9,200	Owned		Components and Sensors
Burbank, California	2,900	Leased		Components and Sensors
Dongguan, China	39,560	Leased		Components and Sensors
Elkhart, Indiana	319,000	Owned		Components and Sensors
Glasgow, Scotland	75,000	Owned		Components and Sensors and EMS
Glasgow, Scotland	37,000	Leased		Components and Sensors and EMS
Kaohsiung, Taiwan	133,000	Owned	(2)	Components and Sensors
Londonderry, New Hampshire	83,000	Leased		EMS
Matamoros, Mexico	51,000	Owned		Components and Sensors
Moorpark, California	115,000	Leased		EMS
Ostrava, Czech Republic	60,000	Leased		Components and Sensors
Santa Clara, California	44,700	Leased		EMS
Singapore	159,000	Owned	(3)	Components and Sensors and EMS
Streetsville, Ontario, Canada	112,000	Owned		Components and Sensors
Tianjin, China	210,000	Owned	(4)	Components and Sensors and EMS
Zhongshan, China	72,428	Leased		Components and Sensors

Total manufacturing	1,653,788

(1) The land and building are collateral for a credit facility with BANKTHAI.
(2) Ground lease through 2007; restrictions on use and transfer apply.
(3) Ground lease through 2039; restrictions on use and transfer apply.
(4) Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

16 cts corporation

Non-
Manufacturing
Facilities	Square Footage	Owned/Leased	Description	Segment

Berne, Indiana	249,000	Owned	Idle facility	Components and Sensors
Bloomingdale, Illinois	110,000	Leased	Administrative offices and Research	Components and Sensors
Brownsville, Texas	85,000	Owned	Idle facility/partially sublet	Components and Sensors
Kowloon, Hong Kong	800	Leased	Sales office	Components and Sensors
Decatur, Indiana	2,200	Leased	Administrative/sales office	Components and Sensors
Elkhart, Indiana	93,000	Owned	Administrative offices and Research	Components and Sensors and EMS
Marlborough, Massachusetts	69,400	Leased	Idle facility	EMS
Poway, California	45,000	Leased	Sublet to tenant	EMS
Sandwich, Illinois	94,000	Owned	Idle facility	Components and Sensors
Shanghai, China	1,708	Leased	Sales office	Components and Sensors
Southfield, Michigan	1,700	Leased	Sales office	Components and Sensors
Taipei, Taiwan	1,420	Leased	Sales office	Components and Sensors
Nagoya, Japan	785	Leased	Sales office	Components and Sensors
West Lafayette, Indiana	102,500	Owned	Idle facility	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales office	Components and Sensors

Total non- manufacturing	857,913

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
Item 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of 2006, no matter was submitted to a vote of CTS security holders.

cts corporation 17

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The principal market for CTS common stock is the New York Stock Exchange using the symbol “CTS.” Quarterly market high and low trading prices for CTS Common Stock for each quarter of the past two years and the amount of dividends declared during the previous two years is located in “Shareholder Information” appearing in the 2006 Annual Report to Shareholders, portions of which are filed herewith as Exhibit (13) and are incorporated herein by reference (2006 Annual Report). On May 10, 2007, there were approximately 1,607 CTS common shareholders of record.
CTS’ current practice is to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.
The following table summarizes the repurchase of CTS common stock made by the Company during the three months ended December 31, 2006:

			(c)
	(a)	(b)	Total shares	(d)
	Total	Average	purchased as part of	Maximum number of
	number of	price	publicly announced	shares that may yet be
	shares	paid per	stock repurchase	purchased under the
	purchased	share	program(1)	Program(1)

October 2, 2006-October 28, 2006	100,000	$13.62	100,000	690,000
November 27, 2006-December 31, 2006(2)	6,377	15.68	—	—

Total	106,377	13.74	100,000	690,000

(1)	In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of common stock. The authorization expires June 30, 2007.

(2)	In December 2006, 6,377 shares were surrendered in connection with the exercise of an employee stock option.

Item 6.	Selected Financial Data
A summary of selected financial data for CTS for each of the previous five years is contained in the “Five-Year Summary,” included in the 2006 Annual Report and incorporated herein by reference.
Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information about results of operations, liquidity, and capital resources for the three previous years, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2004-2006)” included in the 2006 Annual Report and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
A discussion of market risk for CTS is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2004-2006)” included in the 2006 Annual Report and incorporated herein by reference and in Note A, “Summary of Significant Accounting Policies — Financial Instruments,” of the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2).

Item 8.	Financial Statements and Supplementary Data
Consolidated financial statements meeting the requirements of Regulation S-X, the “Report of Independent Registered Public Accounting Firm,” “Quarterly Results of Operations” and “Per Share Data” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15(a)(1) and (2), and are included in the 2006 Annual Report and incorporated herein by reference.

18 cts corporation

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Under the direction of CTS’ Chief Executive Officer and Chief Financial Officer, management evaluated CTS’ controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2006.
In the process of answering inquiries as part of the external audit for the year ended December 31, 2006, management identified problems with accounting entries made by the controller of CTS’ Moorpark, California facility, which was acquired in January 2005. Management reported the issue to CTS’ Audit Committee, Board of Directors and independent registered public accounting firm. CTS commenced an investigation with the assistance of outside counsel and forensic accountants, under the oversight of the Audit Committee of the Board of Directors.
The investigation found that numerous incorrect entries were made in the Moorpark and Santa Clara accounts beginning in 2005 and continuing through 2006. These entries transferred significant costs from income statement accounts, primarily cost of goods sold, to balance sheet accounts, primarily accounts payable. Based on the investigation, CTS concluded that substantially all of the incorrect entries in the accounts at issue were made by or caused to be made by the former controller of its Moorpark, California manufacturing facility. CTS further concluded that the Moorpark controller made these entries without the consent or knowledge of CTS’ management at its corporate headquarters or the Moorpark facility. CTS does not believe that this individual or any other employees of CTS profited from these incorrect entries. The investigation did uncover the misappropriation of funds in the amount of approximately $125,000 by this individual. However, other than the fact that this individual was ultimately responsible for accounting for the facility’s cost of goods sold and accounts payable, the investigation did not produce any facts to lead CTS to believe that there was any connection between the incorrect entries in the accounts and the misappropriation of funds. This individual is no longer employed by CTS.
CTS’ management determined that the incorrect entries in the Moorpark and Santa Clara accounts had a material effect on CTS’ 2006 consolidated financial statements. As a result of the misstatements, CTS has restated its condensed consolidated financial statements for each of the first three quarters of 2006, reducing its net income by $1.9 million, or $0.05 per diluted share for the nine months ended October 1, 2006. Additionally, CTS overstated its 2005 net income by $1.5 million, or $.04 per diluted share. Management has restated the 2005 consolidated financial statements in this filing. CTS’ management excluded the SMTEK business from its assessment of its internal control over financial reporting for the year ended December 31, 2005 due to the acquisition of SMTEK in January 2005.
CTS’ management discussed the findings of the investigation and the effects of correcting the Moorpark and Santa Clara accounting errors on CTS’ consolidated financial statements with the Audit Committee and CTS’ independent registered public accounting firm. CTS’ management advised the Audit Committee and CTS’ independent registered public accounting firm that it has determined that, as a result of the aggregation of deficiencies in the company’s control environment, a material weakness in CTS’ internal control over financial reporting existed at December 31, 2006. The control deficiencies that on a combined basis resulted in the material weakness were as follows:

•	Monitoring and accountability over the operating effectiveness of controls including effective operation of designed controls over reconciliations, journal entry approval and oversight.

•	Ability to set-up fictitious vendors and ability to make payments to vendors without appropriate support and approvals.

•	Lack of effectiveness of the internal audit function to obtain an understanding of processes and controls at the Moorpark and Santa Clara locations.
During the quarter ended December 31, 2006, there were no changes in CTS’ internal control over financial reporting that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.
In its assessment of internal control over financial reporting for the year ended December 31, 2006, management, including CTS’ Chief Executive Officer and Chief Financial Officer, determined that CTS’ internal control over financial reporting was not effective as of that date. Management’s annual report on internal control over financial reporting and the attestation report of CTS’ independent registered public accounting firm are located on pages S-2 and S-4, respectively, of this Annual Report on Form 10-K and are incorporated herein by reference.
Based on the finding that CTS’ internal control over financial reporting was not effective as of December 31, 2006, CTS’ Chief Executive Officer and Chief Financial Officer concluded that CTS’ disclosure controls and procedures were not effective as of December 31, 2006.
Item 9B. Other Information
None.

cts corporation 19

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Nominees For The Board of Directors.
CTS’ Articles of Incorporation provide that the number of directors will be between three and fifteen, as fixed from time to time by the Board of Directors. The CTS Board of Directors has established the current number of authorized directors at nine. All directors are elected to one-year terms or until their successors are elected and qualified. The following are nominees for election to the CTS Board of Directors at the 2007 Annual Meeting of Shareholders.
Each of the nominees named below is currently a director of CTS. The ages shown are as of the scheduled date for the 2007 Annual Meeting of Shareholders. Each of the nominees has agreed to serve as a director if elected by the shareholders. There have been no material changes to the procedures by which shareholders may recommend nominees to CTS Board of Directors since CTS last provided disclosure pursuant to Item 407(c)(3) of Regulation S-K.

Walter S. Catlow	Director since 1999
Age 62
Mr. Catlow served as President of Ameritech Cellular Services, a wireless communications service provider, from 1998 until his retirement in 2000. Mr. Catlow previously served as Executive Vice President of Ameritech and as President of Ameritech International, Inc., where he directed Ameritech’s international investments and was responsible for global acquisitions and alliances. In 2006, Mr. Catlow was a member of the Audit Committee of CTS Corporation and the Presiding Director.

Lawrence J. Ciancia	Director since 1990
Age 65
Mr. Ciancia is a partner in Corporate Development International, Inc., a corporate search firm specializing in mergers, acquisitions and divestitures. He has served in this capacity since 1998. Previously, he served as President of Uponor ETI, a supplier of PVC pipe products, specialty chemicals and PVC compounds. In 2006, Mr. Ciancia was a member of the Audit Committee and Chairman of the Nominating and Governance Committee of CTS Corporation.

Thomas G. Cody	Director since 1998
Age 65
Mr. Cody has served as Vice Chairman of Federated Department Stores, Inc., a nationwide department store retailer, since February 2003. Prior to assuming this position, he served as Executive Vice President, Legal and Human Resources of Federated Department Stores, Inc. since 1992. Mr. Cody also serves as a director of LCA-Vision, Inc. In 2006, Mr. Cody was Chairman of the Compensation Committee and a member of the Nominating and Governance Committee of CTS Corporation.

Gerald H. Frieling, Jr.	Director since 1982
Age 77
Mr. Frieling has served as President of Frieling & Associates, a business consulting firm, since 1993. Previously, Mr. Frieling served as Chairman of the Board, CEO and Vice Chairman of the Board of Tokheim Corporation, a manufacturer of electronic and mechanical petroleum marketing systems. Mr. Frieling also serves as a director of Mossberg & Company. In 2006, Mr. Frieling was a member of the Finance Committee, Audit Committee and Nominating and Governance Committee of CTS Corporation.

Roger R. Hemminghaus	Director since 2000
Age 70
Mr. Hemminghaus is the retired Chairman and Chief Executive Officer of Ultramar Diamond Shamrock Corporation, a company that refined and marketed petroleum products on a retail and wholesale basis, serving from 1996 until 2000. Mr. Hemminghaus served as Chairman and Chief Executive Officer of Ultramar Diamond Shamrock, Inc. from 1996 until 1999. Mr. Hemminghaus is a past Chairman of the Federal Reserve Bank of Dallas. Mr. Hemminghaus also serves as a Director of Tandy Brand Accessories, Inc. and Xcel Energy, Inc. In 2006, Mr. Hemminghaus was a member of the Compensation Committee and Chairman of the Finance Committee of CTS Corporation.

20 cts corporation

Michael A. Henning	Director since 2000
Age 67
Mr. Henning is the retired Deputy Chairman of Ernst & Young LLP, an independent accounting firm, serving from 1999 to 2000. Previously, he served as Chief Executive Officer of Ernst & Young International, Inc. from 1993 until 1999. Mr. Henning also serves as a Director of Omnicom Group, Inc. In 2006, Mr. Henning was a member of the Finance Committee and Chairman of the Audit Committee of CTS Corporation.

Robert A. Profusek	Director since 1998
Age 57
Mr. Profusek is a partner in Jones Day, a global law firm. Mr. Profusek has been a Jones Day lawyer since 1975, except for May 2000 through August 2002 during which time he served as Executive Vice President of Omnicom Group, Inc., a global communications company. Mr. Profusek also serves as a Director of Valero Energy Corporation. In 2006, Mr. Profusek was a member of the Compensation Committee and the Finance Committee of CTS Corporation.

Donald K. Schwanz	Director since 2001
Age 63
Donald K. Schwanz is Chairman of the Board, President and Chief Executive Officer of CTS. Mr. Schwanz was named Chief Executive Officer effective October 1, 2001 and was appointed Chairman of the Board of Directors on January 1, 2002. In January 2001, Mr. Schwanz was elected President and Chief Operating Officer of CTS. Prior to joining CTS in January 2001, he was President of the Industrial Control Business at Honeywell, Inc., an aerospace company, since 1999, and previously was President of Honeywell’s Space and Aviation Business.

Patricia K. Vincent	Director since 2003
Age 48
Ms. Vincent is President and Chief Executive Officer of Public Service Company of Colorado, an Xcel Energy, Inc. subsidiary, a utility company serving electricity and natural gas customers. She has served in this capacity since October 2005. Prior to assuming this position, she had served as President of Customer and Field Operations of Xcel Energy from July 2003, as President of the Retail Services Group of Xcel Energy from March 2001, and as Vice President of Marketing and Sales of Xcel Energy Services, Inc. from August 2000. In 2006, Ms. Vincent was a member of the Compensation Committee and the Nominating and Governance Committee.
Section 16(a) Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires CTS’ directors, executive officers and certain persons who own more than 10% of CTS’ common stock to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of CTS common stock. Executive officers, directors and greater than 10% shareholders are required to furnish CTS with copies of all Section 16(a) reports they file. Based solely on written representations from reporting persons and on our review of Section 16(a) reports provided by those individuals, CTS believes that all required Section 16(a) filings were completed in a timely manner with respect to 2006.
Audit Committee
The Audit Committee is a standing committee of the Board of Directors. Directors Catlow, Ciancia, Frieling and Henning are the current members of the Audit Committee. Each member of the Audit Committee is financially literate and meets the independence standards applicable to audit committee members under the New York Stock Exchange Corporate Governance Listing Standards, as well as the CTS Corporation Corporate Governance Guidelines and the Audit Committee Charter. Mr. Henning qualifies as an audit committee financial expert under the criteria set forth in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee held nine meetings in 2006. A copy of the Audit Committee Charter may be obtained free of charge from CTS’ Secretary upon request or from the CTS’ website at http://www.ctscorp.com/governance/auditcharter.htm.
The Audit Committee is responsible for appointing the independent auditor, approving engagement fees and all non-audit engagements, and reviewing the independence and quality of the independent auditor. The Audit Committee reviews audit plans, audit reports and recommendations of the independent auditor and internal audit department. The Audit Committee reviews systems of internal accounting controls and audit results. The Audit Committee reviews and discusses with management CTS’ financial statements, earnings press releases and earnings guidance. The Audit Committee also reviews CTS’ compliance with legal requirements and the CTS Code of Ethics.

cts corporation 21

Code of Ethics
CTS has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer, principal financial officer, and principal accounting officer or controller and its non-employee directors. CTS’ Code of Ethics is posted on its website at www.ctscorp.com/governance/code of ethics.htm. In the event that the Code of Ethics is amended or in the event that a waiver of the Code of Ethics is granted for a principal executive officer, principal financial officer or principal accounting officer or controller, CTS intends to disclose this information on its website at www.ctscorp.com.
Executive Officers. The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on May 3, 2006. They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled to be held on or about June 28, 2007, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices

Donald K. Schwanz	63	Chairman, President and Chief Executive Officer
Donald R. Schroeder	59	Executive Vice President and President of CTS Electronics Manufacturing Solutions
Vinod M. Khilnani	54	Senior Vice President and Chief Financial Officer
H. Tyler Buchanan	55	Senior Vice President
James L. Cummins	52	Senior Vice President Administration
Richard G. Cutter, III	60	Vice President, General Counsel and Secretary
Rohit Rai	44	Vice President, Strategy and Corporate Development
Thomas A. Kroll	52	Vice President and Controller
Matthew W. Long	45	Treasurer
Donald K. Schwanz was elected President in January 2001 and named Chief Executive Officer effective October 1, 2001. Mr. Schwanz was appointed Chairman of the Board of Directors on January 1, 2002. From January 2001 through October 1, 2001, Mr. Schwanz served as Chief Operating Officer of CTS.
Donald R. Schroeder was named President of CTS Electronics Manufacturing Solutions effective February 7, 2005 and retained his title of Executive Vice President. From December 2000 to February 2005, Mr. Schroeder served as Executive Vice President and Chief Technology Officer. He has held positions of increasing responsibility with CTS since 1972.
Vinod M. Khilnani was elected Senior Vice President and Chief Financial Officer, effective May 7, 2001.
H. Tyler Buchanan was elected Senior Vice President, effective December 31, 2001. Prior to this, Mr. Buchanan was Vice President since August 2000, and Vice President and General Manager, CTS Automotive Products. He has held positions of increasing responsibility with CTS since 1977.
James L. Cummins was elected Senior Vice President Administration, effective December 31, 2001. Prior to this, Mr. Cummins was Vice President Human Resources since 1994. He has had positions of increasing responsibility with CTS since 1977.
Richard G. Cutter, III was elected Vice President, General Counsel and Secretary effective December 31, 2001. Prior to this, Mr. Cutter was Vice President and Assistant Secretary since August 2000, and General Counsel since January 2000.
Rohit Rai was elected Vice President, Strategy and Corporate Development effective February 3, 2006. Prior to joining CTS, Mr. Rai was Director Group Strategy and Development at Pratt & Whitney a division of United Technologies Corporation from 2003 to 2006. From 2002 to 2003, he was Vice President and General Manager of Pratt & Whitney Specialty Materials and Services Division. Prior to 2002, he was Vice President and General Manager of Pratt & Whitney Power Systems, Inc.
Thomas A. Kroll was elected Vice President and Controller on October 31, 2002. Prior to this, Mr. Kroll served as Controller Group Accounting since joining CTS in November 2000.
Matthew W. Long was elected Treasurer effective May 1, 2003. From December 2000 through May 2003, Mr. Long served as Assistant Treasurer.

22 cts corporation

Item 11.	Executive Compensation
Director Compensation. Employee directors receive no additional compensation for serving on the Board of Directors or Board Committees. Compensation for non-employee directors is determined by the Board of Directors based on recommendations by the Compensation Committee.
Non-employee directors receive the following fees for their service on the Board: annual board retainer — $30,000; annual retainer for each Audit Committee member — $5,000; annual retainer for each Compensation Committee member — $5,000; annual retainer for each Finance Committee member -$3,000, annual retainer for each Nominating and Governance Committee member — $3,000; additional annual retainer for Audit Committee Chairman — $5,000; additional annual retainer for Compensation Committee Chairman — $5,000; additional annual retainer for Finance Committee Chairman — $3,000; additional annual retainer for Nominating and Governance Committee Chairman — $3,000; meeting fee for each Board or Committee Meeting — $1,500. CTS established an ad hoc Leadership Continuity Committee in 2005. The annual retainer for each member is $4,000 and the additional annual retainer for the chairman is $4,000. All committee meetings, including special meetings called by committee chairmen, are compensated at the regular meeting fee rate. Special activity by the committee chairmen, as well as any special activity by another committee member that is requested or approved by a committee chairman, is also compensated at the regular meeting fee rate. CTS reimburses non-employee directors for reasonable travel expenses related to their performance of services and for director education programs.
CTS does not currently have a retirement plan for non-employee directors. In 1990, CTS adopted the Stock Retirement Plan for Non-Employee Directors. Under that plan, a deferred common stock unit account was established for each non-employee director. Through January 2004, 800 common stock units and additional units representing dividends on CTS common stock paid were credited annually to each non-employee director’s account. When a non-employee director retires from the Board, he or she receives one share of CTS common stock for each deferred common stock unit credited to his or her account. On December 1, 2004, the Board of Directors amended the plan to preclude crediting any additional units to the deferred common stock unit accounts. The number of deferred common stock units credited to each director’s account as of December 31, 2006 is shown in the Directors’ and Officers’ Stock Ownership table on page      .
On December 1, 2004, each non-employee director received a grant of restricted stock units under the CTS Corporation 2004 Omnibus Long-Term Incentive Plan equivalent to the number of deferred stock units which would have been credited to the director for 2004 service under the Stock Retirement Plan for Non-Employee Directors. Directors received the following restricted stock unit awards, Mr. Catlow — 839; Mr. Ciancia — 956; Mr. Cody — 845; Mr. Frieling — 983; Mr. Hemminghaus — 832; Mr. Henning — 831; Mr. Profusek — 845; Ms. Vincent — 807. Under the terms of this award, each non-employee director will receive one share of CTS common stock for each restricted stock unit upon retirement from the Board.
In 2002, the Board established a $30,000 annual stock-based compensation target for each non-employee director. Since 2005, the stock-based compensation target has been fulfilled by grants of restricted stock units. The grants provide directors with the opportunity to defer distribution of some or all of the restricted stock units until separation from service with the Board, a date certain or a series of dates according to a schedule. Non-employee directors do not receive dividends or other earnings on deferred restricted stock units. For 2006, the stock-based compensation target was achieved by awarding each non-employee director 2,500 restricted stock units under the CTS Corporation 2004 Omnibus Long-Term Incentive Plan. The awards were granted on December 7, 2005 and one share of common stock was distributed for each restricted stock unit absent a deferral election by the director. On December 6, 2006, each non-employee director received an award of 2,100 restricted stock units for 2007 service. The awards vested on January 9, 2007 and one share of common stock was distributed for each restricted stock unit, absent a deferral election by the director. The market value of these awards at fiscal year end was $32,970.

	Fees Earned or
	Paid in Cash	Stock Awards(1)	Option Awards(2)
	($)	($)	($)	Total $
Name (a)	(b)	(c)	(d)	(h)

Walter S. Catlow	82,500	32,499	5,866	120,865
Lawrence J. Ciancia	71,500	32,499	5,866	109,865
Thomas G. Cody	85,500	32,499	5,866	123,865
Gerald H. Frieling, Jr.	73,000	32,499	5,866	111,365
Roger R. Hemminghaus	81,000	32,499	5,866	119,365
Michael A. Henning	91,000	32,499	5,866	129,365
Robert A. Profusek	59,000	32,499	5,866	97,365
Patricia K. Vincent	62,000	32,499	3,684	98,183

cts corporation 23

(1)	Amounts in this column reflect the dollar amount of compensation expense recognized by CTS in 2006 with respect to all stock awards to non-employee directors. On December 7, 2005, 2,500 restricted stock units were awarded to each non-employee director for 2006 service. The grant date fair value of each award was $30,100. On December 6, 2006, 2,100 restricted stock units were awarded to each non-employee director for 2007 service. The grant date fair value of each award was $32,172. Those awards vested on January 9, 2007 and were distributed upon vesting absent a deferral election by the director. Messrs. Catlow, Ciancia and Henning and Ms. Vincent elected to defer distribution until their retirement from the Board of Directors. The non-employee directors had no other non-vested stock awards outstanding at fiscal year-end.

(2)	Amounts in this column reflect the dollar amount of compensation expense recognized by CTS in 2006 with respect to all option awards to non-employee directors. Non-employee directors did not receive option awards in fiscal year 2006. The number of shares underlying options at fiscal year-end for each non-employee director, other than Ms. Vincent, was 10,800 exercisable and 3,200 unexercisable. The number of shares underlying unexercised options at fiscal year-end for Ms. Vincent was 1,600 exercisable and 1,500 unexercisable.
Compensation Discussion and Analysis.
Compensation Overview. The Compensation Committee of the Board of Directors sets compensation for each executive officer, with the exception of the Chief Executive Officer, based on the recommendations of the Chief Executive Officer and supporting data provided by management. The Board of Directors sets compensation for the Chief Executive Officer based on the recommendations of the Compensation Committee.
CTS’ general compensation philosophy is to center compensation for each executive officer position at approximately the fiftieth percentile of compensation for similar positions at similarly situated companies based on peer benchmark data.
The elements of CTS’ executive compensation program reflect CTS’ objectives to drive improved financial performance, offer competitive compensation and align compensation with shareholder interests. As discussed in more detail in this Compensation Discussion and Analysis, CTS’ executive compensation program includes the following elements: base salary, annual cash incentives, performance-based equity compensation, time-based equity compensation, retirement benefits, other compensation and health and welfare benefits. CTS does not have a fixed formula for allocating compensation across these elements, but each element is considered as a component of total compensation. CTS does not consider the amount of compensation that could be realized from prior compensation awards in setting compensation from year to year.
Factors such as the tax and accounting treatment of different forms of compensation may influence the form and structure of executive compensation, but do not necessarily affect the total level of compensation to be provided. CTS has adopted Stock Ownership Guidelines which apply to each executive officer and encourage retention of stock awarded under its equity compensation plans. CTS has change in control severance agreements with each executive officer, but has employment agreements with only two executive officers.
Compensation Objectives. The objectives of CTS’ executive compensation program are to:

•	Encourage executives to achieve the strong financial and operational performance of CTS, both long and short-term;

•	Provide a competitive level of total compensation necessary to attract and retain talented and experienced executives; and

•	Align compensation with the interests of shareholders.
Compensation Philosophy. CTS’ executive compensation programs provide executives with strong incentives to maximize CTS’ performance and enhance shareholder value. The executive compensation program includes annual compensation, long-term compensation, performance-based compensation and time-based compensation components. CTS’ executive compensation structure consists of base salary, annual cash incentives, performance-based equity compensation, time-based equity compensation, other compensation and retirement benefits. Base salary, other compensation, annual incentive compensation and retirement benefits serve to attract and retain executive talent. Annual incentive compensation and performance-based equity compensation directly promote specific financial and operational performance objectives, which will ultimately benefit shareholders. Performance-based equity compensation and time-based equity compensation directly align the interests of the executives with those of shareholders.
The amount of total compensation realized or potentially realizable from prior compensation awards does not directly influence the level of compensation paid or future pay opportunities. Moreover, CTS does not utilize a specific formula for allocating total compensation between current and long-term compensation or between cash and non-cash compensation. As discussed below under the caption “Compensation Process and Methodology”, the amount of compensation allocated to each element reflects allocation percentages in benchmark data for comparable positions. For 2006, base salary among the named executive officers ranges from 37% to 43% of the sum of base salary, cash incentive compensation and equity compensation which we refer to here as annual compensation. Cash incentive compensation ranges from 19% to 28% of annual compensation among named executive officers. Equity compensation ranges from 35% to 37% of annual compensation. As a percent of annual compensation, cash incentive compensation targets and equity compensation increase across the executive officer positions of increasing responsibility. This structure means a higher percentage of at-risk, variable compensation for the most senior executive officers. As a result, the most senior executive officers who have the greatest ability to drive the company’s performance have the most to gain or lose based

24 cts corporation

on that performance. Allocation between types of equity compensation also illustrates this principle. For example, in 2006 the Chief Executive Officer and Chief Financial Officer received a higher percentage of equity compensation in the form of stock options, 35% compared to 25-30% for other named executive officers. This higher allocation reflects the direct impact of those positions on factors that will affect growth in the stock price.
Annual compensation as discussed above is not directly comparable to total compensation as shown in the Summary Compensation Table because it uses base salary established in June 2006, rather than salary earned in fiscal year 2006. In addition, annual compensation reflects target cash incentive compensation, rather than actual cash awards. CTS uses a Black-Scholes calculation for purposes of determining the value of equity compensation in analyzing annual compensation. In contrast, equity compensation values in the Summary Compensation Table reflect the stock-based compensation expense calculation used by CTS for financial accounting purposes, excluding forfeiture assumptions. This calculation includes factors such as retirement eligibility, which are not appropriate considerations in setting compensation. Moreover, CTS does not consider increases in pension compensation, which are required to be included in the Summary Compensation Table, as factors in setting compensation.
In 2006, the Compensation Committee conducted a comprehensive review of CTS’ executive compensation structure with the participation of management. The Compensation Committee discussed the corporation’s compensation strategy and alternative structures used by other companies. As a result of this analysis, the Compensation Committee determined that while the compensation structure was effective at accomplishing CTS’ compensation objectives, it could be enhanced by adding a performance-based equity compensation element. The Compensation Committee adopted a performance-based equity compensation plan for executive officers and general managers in 2007. By rewarding achievement of certain annual financial performance goals with equity awards which vest over time, the plan is intended to promote strong financial performance, serve as a retention tool and align executives’ interests with those of shareholders.
Compensation Process and Methodology. The Compensation Committee has responsibility for setting and administering CTS’ executive compensation policies. At its June meeting each year, the Compensation Committee reviews the total compensation of executives. This review encompasses industry compensation practices and benchmarks as well as company and individual performance. The Compensation Committee uses market data provided by management to assess CTS competitive position in the area of executive compensation. The Chief Executive Officer provides recommendations on the compensation of each of the other executive officers. Based on this review and these recommendations, the Committee approves adjustments to the annual base salary and grants of equity compensation for each executive officer, other than the Chief Executive Officer. Additionally, at this time, the Compensation Committee reviews the Chief Executive Officer’s total compensation, again considering benchmark data, CTS’ performance and individual performance. The Compensation Committee then makes a recommendation to the full Board of Directors regarding annual compensation and equity grants for the Chief Executive Officer for the following year. The full Board of Directors then reviews and acts on this recommendation.
In the first quarter of each year, usually in February, the Compensation Committee reviews and approves annual cash incentive awards for executive officers under the plan established for the prior fiscal year. In addition, the Compensation Committee adopts performance goals and target awards for the current fiscal year, for executive officers other than the Chief Executive Officer. At this time, the Compensation Committee makes recommendations to the full Board concerning the performance goals and target award for the Chief Executive Officer. These recommendations are subject to approval by the full Board of Directors. Management provides benchmark data and the Chief Executive Officer provides recommendations with respect to the other executive officers to aid the Compensation Committee in this process.
Benchmarking and Consultants. For the annual executive compensation review, management provides the Compensation Committee with benchmark data for base salary, perquisites, annual incentives and equity awards. Management uses the web-based Equilar compensation database as a source for benchmark data primarily for the Chief Executive Officer and Chief Financial Officer positions. Equilar draws data from proxy statements and reports filed with the Securities and Exchange Commission. It is difficult for CTS to establish a “pure” peer group because relatively few companies are the same size and have the same business segments as CTS. In 2006, management used a peer group composed of 18 companies, including companies of comparable size and companies in the same or similar businesses. CTS’ peer group for 2006 included Aeroflex, Anadigics Inc., AVX, BEI Technology, Dana Corporation, Dura Auto Systems, Flextronics, Kemet Corporation, LittelFuse, Molex, Pemstar, Plexus, RF Micro Devices, Sanmina-SCI Corporation, Solectron, Stoneridge, Triquint Semiconductor and Vishay Intertechnology. Management reviews and evaluates the Equilar peer group on an annual basis.
Every two to three years, CTS obtains benchmark data reports from Towers Perrin for all executive officer positions. CTS’ executive positions other than Chief Executive Officer and Chief Financial Officer, reflect a blend of responsibilities. As a result, a more detailed analysis is necessary to establish comparable positions from which to draw compensation data than can be achieved with Equilar. Management retains third party consultants for advice on specific compensation issues on an as-needed basis. CTS ages the Towers Perrin data by applying an aging factor supplied by Towers Perrin for those years in which a new report is not obtained. For 2006, the aging factor applied was 4%.

cts corporation 25

Management retained Towers Perrin in 2006 for advice regarding long-term incentive plan design and the 2007 performance stock unit plan. The Compensation Committee also uses an independent consultant to provide advice on specific compensation issues. In 2006, the Compensation Committee retained Compensation Strategies, Inc. for advice regarding the 2007 Management Incentive Plan. The Compensation Committee also retained Mercer Human Resource Consulting for advice regarding Mr. Schwanz’s employment agreement and equity compensation in 2006.
Elements of Compensation. CTS provides executives with a mix of cash compensation (base salary and a perquisite allowance), annual cash incentive compensation, performance-based equity compensation, and time-based equity compensation. CTS considers time-based equity compensation, as well as annual cash and equity incentive compensation to be variable incentive pay, as the value of these compensation awards is dependent upon CTS’ financial performance and/or stock value performance. CTS also provides retirement-related benefits under the CTS Corporation Retirement Savings Plan, a qualified defined contribution 401(k) plan; the CTS Corporation Pension Plan, a qualified defined benefit plan; the CTS Corporation 2003 Excess Benefit Retirement Plan, a supplemental executive retirement plan and the CTS Corporation Individual Excess Benefit Retirement Plan, a supplemental executive retirement plan. In addition, CTS also provides executives with a limited set of perquisites and a standard set of health and welfare benefits. Each element of compensation is discussed below.
Base Salary: Annual base salary is intended to provide a competitive level of cash compensation to CTS executives based on their qualifications, responsibilities and performance. CTS establishes a salary range for each executive officer position centered on the fiftieth percentile for similar positions at peer companies based on benchmark data. The sources of benchmark data provided by management to the Compensation Committee are discussed under the caption “Benchmarking and Consultants.” Executive officers’ actual salaries may vary within the salary range due to their experience and achievements, responsibilities and demonstrated performance.
Annual Cash Incentives: CTS has maintained an annual management incentive plan or MIP for many years. The MIP is designed to make a portion of the cash compensation of executives, officers and other key employees variable and at risk based on the financial performance of CTS and achievement of individual goals. CTS believes that tying annual cash compensation to specific financial and non-financial performance goals motivates executives to achieve results that benefit shareholders.
Awards under the MIP are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. In order to qualify under Section 162(m) of the Internal Revenue Code, the material terms of the plan must be approved by the shareholders at least every five years. The last management incentive plan was approved by the shareholders in 2002. A new management incentive plan is being submitted for shareholder approval at the 2007 Annual Meeting.
The Compensation Committee annually establishes a target award and performance goals for each executive officer under the MIP. Target awards are established as a percentage of base salary. Annual target awards for each executive officer under the MIP are based upon benchmark data for similar executive positions at peer companies, as discussed above under the caption “Benchmarking and Consultants.” CTS’ philosophy is to structure its executive annual cash incentive compensation to approximate the fiftieth percentile for such compensation among its peers. An executive officer’s actual award is determined under a formula that provides for payment of zero to 200% of the target award based upon actual performance versus established quantitative financial performance goals. In addition, the Compensation Committee may adjust awards downwards based upon the executives’ actual performance versus individual qualitative and quantitative objectives.
Quantitative financial performance goals under the MIP are based on CTS’ established business plan for the fiscal year. Management prepares, and the Board of Directors reviews, a business plan for each fiscal year that includes sales, earnings, key balance sheet metrics and cash flow for each business unit. The business plan considers prior year results, strategic initiatives, approved forward investment plans, projected market demands, competition, improvement initiatives and other factors in establishing plan budgets and results. Management endeavors to establish a plan that demands challenging, but achievable, results given expected business conditions. As a general rule, the business plan is established such that targets under the primary metrics can be achieved or exceeded 80% of the time. The business plan performance metrics that are most relevant to CTS’ objectives and strategy are selected as quantitative financial performance goals under the MIP for that year. Quantitative financial performance goals for executive officers with direct operations responsibility are weighted to incorporate business unit performance metrics, as well as corporate performance metrics. Quantitative financial performance goals for executive officers with only corporate responsibilities are based on corporate performance metrics, which reflect performance of the business units in the aggregate.
Actual MIP awards may vary from zero to 200% of the target award based on achievement of quantitative financial performance goals over a range that begins below the business plan targets and extends above the business plan targets. To encourage management to focus on financial risk mitigation as well as upside opportunity, the payout “cliff” drops to zero if performance falls below a threshold level of plan achievement. On the upside, payout increases linearly as performance exceeds the business plan. One consequence of this cliff threshold and payout to performance formula is that the executive’s risk of receiving no award is greater than the executive’s opportunity to obtain an award that is substantially above target. Another consequence is that payouts above target represent a fraction of the expected return to the company from “better than plan” performance.

26 cts corporation

While actual awards will vary above and below target from year to year, CTS expects that over a period of several years, payouts under the MIP will average about 100% of target. Over the past five years, payouts under the MIP based on corporate metrics alone average 95% of target. Over the past five years, payouts under the MIP, including corporate and business unit metrics, averaged 83% of target.
In order for awards under the MIP to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, performance goals must be established within the first 90 days of the fiscal year and cannot be adjusted due to unusual and uncontrollable events or conditions that may materially affect CTS’ financial performance. In addition, to qualify under Section 162(m) of the Internal Revenue Code, awards to named executive officers cannot be adjusted upward to mitigate the effects of such events or conditions. To allow the MIP to be effective in motivating executives to drive results by focusing on factors within their reasonable control, quantitative performance measures are defined to exclude the effects of specific events or conditions, such as changes in accounting principles, which may impact actual results, but generally cannot be predicted or controlled by executives. The method for calculating business unit operating earnings may also be defined to limit exposure to specific risks or to remove disincentives to transactions between business units. In addition, for 2006, to preserve maximum tax deductibility and allow the Compensation Committee the latitude to address unforeseeable and uncontrollable events and conditions, EPS and business unit operating earnings goals for executive officers were set at a level that would allow the Compensation Committee to take into consideration the impact of such events or conditions in adjusting awards downward.
The Compensation Committee established quantitative financial performance goals based on CTS’ net sales and CTS’ earnings per share, or EPS under the MIP for 2006 for all executive officers. For executive officers with only corporate responsibilities 5% of the target award was allocated to net sales performance and 95% of the target award was allocated to EPS performance. In addition, quantitative financial performance goals were established under the 2006 MIP for two executive officers based on the operating earnings of the business units over which they exercise direct management responsibility. For those executive officers, 5% of their target awards were allocated to net sales performance, 28.5% of their target awards were allocated to EPS performance and 66.5% of their target awards were allocated to business unit operating earnings performance. For 2006, CTS did not exceed its net sales performance goals as required to support a payout on the portion of awards allocated to that goal. CTS achieved its EPS performance goal at a level sufficient to support a payout on the portion of awards allocated to that goal. The Electronic Components and Electrocomponents business units exceeded their operating earnings goals. The Automotive Products and Electronics Manufacturing Solutions business units did not attain the threshold performance level. Executive officers satisfactorily completed individual performance goals. The Compensation Committee exercised its discretion to adjust the portion of executive officer awards based on net sales downward to 0% of the target award allocated to that goal. The Compensation Committee recognized expenses related to succession planning for the Chief Executive Officer position as a condition that was outside the control of executives and that adversely affected EPS in 2006. The Compensation Committee exercised its discretion to adjust the portion of executive officer awards based on EPS downward to 128% of the target award allocated to that goal. The Compensation Committee exercised its discretion to adjust the portion of executive officer awards based on the operating earnings of business units that did not reach the performance threshold downward to 0% of the target award allocated to that goal.
In March 2007, the Compensation Committee approved the terms of the MIP for fiscal year 2007 subject to approval of the CTS Corporation 2007 Management Incentive Plan by the shareholders. The terms of the MIP for 2007 establish quantitative financial performance goals based on CTS’ EPS and/or the operating earnings of specific business units.
Performance-Based Equity Compensation: In 2007, the Compensation Committee established terms applicable to performance-based equity compensation awards for fiscal year 2007 under the CTS Corporation 2004 Omnibus Long-term Incentive Plan. The awards serve to promote multiple objectives which include encouraging strong financial performance, retaining talented executives and aligning compensation with shareholder interests. Depending upon the level of CTS’ achievement of net sales and free cash flow in fiscal year 2007, an executive officer may receive a restricted stock unit award of up to 200% of a target award established for his position. Free cash flow is defined as the sum of cash flow from operating activities and proceeds from the sale of assets, less capital expenditures. The selection of performance goals based on net sales and free cash flow targets is intended to create a focus on strategies which can drive long-term growth. Seventy percent of the target award is allocated to net sales and 30% of the target award is allocated to free cash flow. Each executive officer other than Mr. Schwanz is eligible for an equity-based incentive award. The opportunity to receive an award will replace the portion of the executive’s annual compensation that was provided in the form of stock options in prior years. The awards are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The performance goals and target awards were established by the Compensation Committee at its meeting in February 2007. Restricted stock units for achievement of the performance goals will be issued in 2008 following certification of 2007 fiscal year results by CTS’ independent auditors. Performance restricted stock units issued under the plan will cliff-vest on December 31, 2010.
Time-based Equity Compensation: CTS believes that stock ownership and equity-based compensation are valuable tools for motivating employees to improve CTS’ long-term performance. CTS also believes that equity grants are an effective way to align executive and shareholder cts corporation 27

interests, because a significant amount of an executive’s potential income is directly tied to enhanced shareholder value. CTS, historically, used two forms of time-based long-term equity compensation, restricted stock awards and stock options. Prior to 2004 the Compensation Committee granted restricted stock along with an associated cash bonus under the terms of the 1988 Restricted Stock and Cash Bonus Plan. Under that plan, executives received grants of restricted stock vesting in installments over five years together with a cash bonus equal to the fair value of the stock on the vesting date. The Compensation Committee also historically awarded incentive stock options and non-qualified stock options to executives under the terms of various shareholder-approved option plans. Since shareholder approval of the CTS Corporation 2004 Omnibus Long-term Incentive Plan, the Committee has granted restricted stock units in place of the restricted stock and cash bonus grants. In anticipation of changes in the equity compensation expensing rules, CTS’ prior practice of granting options to a broad group of management employees was discontinued under the CTS Corporation 2004 Omnibus Long-term Incentive Plan. Since 2004, only executive officers and general managers, whose contributions are likely to have a direct impact on stock price, have received option grants. The Compensation Committee generally has granted named executive officers stock options in the form of incentive stock options to the extent permitted by Section 422 of the Internal Revenue Code. The value of restricted stock units and stock options granted has been based upon consideration of peer benchmarks for equity grants to executives in similar positions. The value of equity grants made to executive officers by CTS falls below the fiftieth percentile of benchmark companies.
The Compensation Committee considers equity grants as part of its review of annual executive compensation. In recent years, the Compensation Committee has generally met in June to conduct this review. This meeting is part of the regular board and committee meeting calendar and the date is generally set at least one year in advance. In 2006, the Compensation Committee granted options to executive officers other than the Chief Executive Officer and recommended an option grant for the Chief Executive Officer that was approved by the full Board of Directors. The number of options granted was determined by the Compensation Committee based on peer data obtained from Equilar and Towers Perrin as discussed above under the caption “Benchmarking and Consultants” and provided to the Compensation Committee by management. The Compensation Committee has not delegated authority to make option grants to any member of management. The terms of the option grants made in 2006 and in prior years provide that the exercise price will be the closing price of CTS stock on the New York Stock Exchange on the date of the Compensation Committee meeting. CTS does not have a program or policy to coordinate option grants to its executives with the release of material non-public information. The terms of the option grants typically provide for vesting in installments over a four-year period.
Restricted stock unit awards under the CTS Corporation 2004 Omnibus Long-term Incentive Plan are provided to executives as well as a broader group of management employees. The Compensation Committee generally considers restricted stock unit awards as part of its review of annual executive compensation in June. The Committee grants restricted stock unit awards to executive officers, other than the Chief Executive Officer, and general managers. The Compensation Committee recommends a restricted stock unit grant for the Chief Executive Officer that is approved by the full Board of Directors. Restricted stock unit awards distribute to the recipient one share of CTS common stock for each unit upon vesting. Most of these awards vest in equal installments over five years. For new hires or to recognize significant individual contributions, the Compensation Committee may grant individual restricted stock unit awards to executive officers at different times during the year and may use alternative vesting schedules or distribution options. In addition, the Compensation Committee delegates authority to the Chief Executive Officer and Senior Vice President Administration to grant a certain number of restricted stock unit awards to employees who are not executive officers.
In June 2006, the Compensation Committee awarded restricted stock units vesting over a five-year term to each executive officer, other than Mr. Schwanz, based on the recommendation of management. Management based its recommendations on the number of units to be awarded on peer data obtained from Equilar and Towers Perrin as discussed under the caption “Benchmarking and Consultants” above. At its June meeting, the Compensation Committee deferred consideration of Mr. Schwanz’s restricted stock unit grant for 2006 until later in the year in order to consider the grant in the context of negotiating Mr. Schwanz’s employment agreement. In September 2006, based on information provided by management and following review of Mr. Schwanz’s compensation package by its consultant, Mercer Human Resource Consulting, the Compensation Committee approved an award of 35,000 restricted stock units to Mr. Schwanz to vest one year from the grant date.
CTS believes that the general practice of deferred vesting of equity grants over several years further helps to align the interests of executives with shareholders, as the value of the deferred (unvested) portion of the grant depends directly on CTS’ stock price. CTS also believes that deferred vesting helps in the retention of executives, as the terms of option grants provide that employees lose unvested grants if they leave employment with CTS prior to qualified retirement, and the terms of restricted stock unit grants provide that unvested grants are forfeited in the event of termination, including retirement.
Retirement Benefits: CTS’ retirement plans are designed to provide a competitive level of retirement benefits necessary to attract and retain executive talent. Retirement benefits encourage executive retention to the extent that executives are rewarded with increased benefits for extending their terms of service. CTS offers both a 401(k) plan and a defined benefit plan to current executives. Participation in the 401(k) plan is voluntary and is open to substantially all U.S.-based CTS employees. Under the terms of the plan which are applicable to named executive officers and other employees hired on or before March 31, 2006, CTS matches an employee’s contributions $.50 for every dollar, up

28 cts corporation

to 6% of annual salary, subject to limitations under the Internal Revenue Code. Each Named Executive Officer participates in both a qualified defined benefit plan and a supplemental executive retirement plan. The terms of these plans are discussed under the caption “Pension Benefits”. CTS has closed the qualified defined benefit plan to new entrants and does not anticipate that new executives that join CTS in the future will earn benefits under the plan.
The purpose of the supplemental executive retirement plans is to restore retirement benefits the executive would otherwise have earned under the qualified defined benefit plan in the absence of limitations under the Internal Revenue Code and to provide a competitive level of retirement benefits. Benefits earned under a supplemental executive retirement plan are not funded by CTS and are not insured by the Pension Benefit Guaranty Corporation. The supplemental executive retirement plans provide that benefits are payable at the same time and in the same manner as benefits are paid under the qualified defined benefit plan. This provision does not comply with Section 409A of the Internal Revenue Code which applies a 20% excise tax to certain forms of non-qualified deferred compensation. This type of provision is, however, eligible for transition relief through December 31, 2007. In anticipation of final regulations under Section 409A of the Internal Revenue Code, the Compensation Committee intends to address the payment provisions of the supplemental executive retirement plans prior to December 31, 2007.
Under the terms of the CTS qualified defined benefit plan, annual incentive compensation counts toward determining the sum of average earnings used in the benefit calculation. Under the supplemental executive retirement plans, one-half of the value of an installment of restricted stock units on the vesting date is considered in the sum of average earnings used in the benefit calculation. Retirement benefits, therefore, are directly affected by earned incentive compensation and the growth in stock value. This relationship further helps align executive interests with shareholder interests.
Other Compensation: CTS provides a limited set of perquisites and other compensation in order to attract and retain executive talent. Other compensation for named executive officers includes a quarterly cash perquisite allowance for non-reimbursed travel expenses, reimbursement for financial planning services, reimbursement for tax preparation services and reimbursement for an executive physical. In addition, Donald R. Schroeder receives a temporary living allowance to compensate him for the increased cost of living associated with his relocation from Indiana to California in order to assume responsibility for a newly acquired subsidiary. Other compensation also includes CTS’ matching contribution to the 401(k) Plan, and imputed income on life insurance benefits.
Health and Welfare Benefits: Named executive officers are eligible to participate in a standard set of health and welfare benefits, including medical and dental insurance, life insurance, disability insurance, and health care and dependent care reimbursement accounts. The same terms of participation that apply to salaried employees generally govern the participation of Named Executive Officers in these benefits.
Agreements with Executive Officers. CTS has change-in-control severance agreements with each of the named executive officers as discussed under the caption “Potential Payments Upon Termination or Change-in-Control.” The purpose of these agreements is to retain executives and encourage them to focus on corporate interests during times of change and uncertainty. CTS has employment agreements with its Chief Executive Officer as discussed under the caption “Employment Agreement with Donald K. Schwanz.” CTS also has an employment agreement with its Chief Financial Officer as discussed under the caption “Employment Agreement with Vinod M. Khilnani.” These agreements provides assurances to and promote the retention of the executives in these key positions. CTS does not have written employment agreements with any other executive officers.
Policy on Recovery of Awards. The CTS Corporation 2007 Management Incentive Plan being submitted for shareholder approval includes a provision to address recoupment of incentive awards in the event of financial restatements. The plan provides that if the Board of Directors learns of any intentional misconduct by a plan participant which contributes to CTS having to restate its financial statements, the Board may require that individual to reimburse CTS for the difference between any award he or she received and the amount of the award he or she would have received based on the financial results as restated.
Stock Ownership Guidelines. The Board of Directors has adopted Stock Ownership Guidelines, which are administered by the Compensation Committee. The Stock Ownership Guidelines define expected stock ownership levels for executive officers, general managers and non-employee directors. The intent of the guidelines is to require executives and directors to maintain a significant equity stake in CTS. The Stock Ownership Guidelines provide that executives and directors are expected to retain at least 75% of their share units until threshold ownership levels have been attained and at least 25% of any equity awards received from CTS once they have achieved the threshold levels. To avoid placing an undue tax or cash flow burden on the individual, threshold levels are established based on the premise that they will be attainable through retention of equity awards over five years. Threshold levels for named executive officers range from 100,000 share units to 30,000 share units. Share units include shares of CTS common stock, shares subject to vested options, non-vested restricted stock and non-vested restricted stock units. The Stock Ownership Guidelines are administered by the Compensation Committee. The Compensation Committee may reduce future awards to executives who fail to comply with the guidelines.

cts corporation 29

Deductibility of Certain Executive Compensation. Section 162(m) of the Internal Revenue Code caps at $1,000,000 the deductible compensation per year for each of the named executive officers in the proxy statement, subject to certain exceptions. In developing and implementing executive compensation policies and programs, the Compensation Committee considers whether particular payments and awards are deductible for federal income tax purposes, along with other relevant factors. Consistent with this policy, the Compensation Committee has taken what it believes to be appropriate steps to maximize the deductibility of executive compensation. Cash incentives under the MIP and performance stock unit awards under the CTS Corporation 2004 Omnibus Long-term Incentive Plan are designed to qualify as performance-based compensation, one of the exceptions to the $1,000,000 cap. Compensation from the exercise of stock options is generally excluded from the $1,000,000 cap. Compensation from the lapse of restrictions on restricted stock and the vesting of time-based restricted stock units, however, is subject to the cap. While it is the general intention of the Compensation Committee to meet the requirements for deductibility, the Compensation Committee may approve payment of compensation in excess of the $1,000,000 cap.
Compensation Committee Report
The Compensation Committee of the CTS Corporation Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in CTS’ Annual Report on Form 10-K and CTS’ proxy statement on Schedule 14A.
CTS Corporation 2006 Compensation Committee

Thomas G. Cody, Chairman	Robert A. Profusek
Roger R. Hemminghaus	Patricia K. Vincent

30 cts corporation

Executive Compensation
Summary Compensation Table

							Change in
							Pension
						Non-Equity	Value and
						Incentive	Non-Qualified
				Stock	Option	Plan	Deferred	All Other
Name and		Salary	Bonus(2)	Award(s)	Awards	Compensation	Compensation	Compensation	Total
Principal	Year	($)	($)	($)(3)	($)(4)	($)(5)	Earnings(6)	($)(7)	($)
Position(1) (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Donald K. Schwanz Chairman, President and Chief Executive Officer	2006	766,022	62,346	484,770	404,454	735,381	893,438	48,782	3,395,193
Vinod M. Khilnani, Senior Vice President and Chief Financial Officer	2006	357,808	54,550	280,254	106,600	228,997	120,393	23,842	1,172,444
Donald R. Schroeder, Executive Vice President and President of CTS Electronics Manufacturing Solutions	2006	316,715	31,830	169,994	127,048	60,809	375,497	117,448	1,199,341
H. Tyler Buchanan, Senior Vice President	2006	252,021	38,998	170,970	52,400	97,532	278,990	31,526	922,437
Richard G. Cutter, Vice President, Secretary and General Council	2006	238,942	23,187	132,039	79,801	137,631	107,900	33,522	753,022

(1)	The persons named in this table are referred to as the Named Executive Officers.

(2)	Amounts represent cash payments in connection with lapse of transfer restrictions on restricted shares issued under the 1988 Restricted Stock and Cash Bonus Plan.

(3)	Assumptions made in the valuation of restricted stock units are set forth in Note J to CTS’ Consolidated Financial Statements.

(4)	Assumptions made in the valuation of stock options are set forth in Note J to CTS’ Consolidated Financial Statements.

(5)	Amounts earned under the 2006 Management Incentive Plan.

(6)	Change in pension value is based on the difference between the estimated present value of each Named Executive Officers’ accrued benefit as of December 31, 2006 and the estimated present value of his accrued benefit as of December 31, 2005, with respect to Mr. Schwanz, under the CTS Corporation Pension Plan and his Individual Excess Benefit Retirement Plan, and with respect to each other Named Executive Officer, under the CTS Corporation Pension Plan and the CTS Corporation 2003 Excess Benefit Retirement Plan. Calculations are made based on the assumptions described under the caption “Pension Benefits.” These amounts do not include any above-market or preferential earnings on non-qualified deferred compensation.

(7)	Amounts in this column for 2006 reflect the following perquisites and personal benefits:

(i)	for Mr. Schwanz, a cash perquisite allowance, financial planning services, executive physical services, tax preparation services.

(ii)	for Mr. Khilnani, a cash perquisite allowance.

(iii)	for Mr. Schroeder, an $80,400 temporary living allowance, a cash perquisite allowance, financial planning services, tax preparation services and an executive physical.

(v)	for Mr. Buchanan, a cash perquisite allowance, financial planning services and tax preparation services.

(vi)	for Mr. Cutter, a cash perquisite allowance, tax preparation services and an executive physical.

cts corporation 31

2006 Grants of Plan-Based Awards

							All Other
						All Other	Option
			Estimated Possible Payouts			Stock Awards:	Awards:	Exercise or	Grant Date
			Under Non-Equity Incentive			Number of	Number of	Base Price	Fair Value
			Plan Awards			Shares of	Securities	of Option	of Stock
			Threshold	Target	Maximum	Stock or Units	Underlying	Awards	and
	Grant Date		($)	($)	($)	(#)	Options (#)	($/Sh)	Option
Name (a)	(b)		(c)	(d)	(e)	(i)	(j)	(k)	Awards

Donald K. Schwanz
2006 Management Incentive Plan			0	574,516	1,149,033
2004 Omnibus Long-Term Incentive Plan	09/13/2006	(1)				35,000			505,400
2004 Omnibus Long-Term Incentive Plan	06/07/2006						32,000	$13.68	192,915

Vinod M. Khilnani
2006 Management Incentive Plan			0	178,904	357,808
2004 Omnibus Long-Term Incentive Plan	06/07/2006					15,500			212,040
2004 Omnibus Long-Term Incentive Plan	06/07/2006						11,000	$13.68	66,315

Donald R. Schroeder
2006 Management Incentive Plan			0	158,358	316,715
2004 Omnibus Long-Term Incentive Plan	06/07/2006					14,000			191,520
2004 Omnibus Long-Term Incentive Plan	06/07/2006						9,000	$13.68	54,257

H. Tyler Buchanan
2006 Management Incentive Plan			0	126,011	252,021
2004 Omnibus Long-Term Incentive Plan	06/07/2006					12,000			164,160
2004 Omnibus Long-Term Incentive Plan	06/07/2006						7,000	$13.68	42,200

Richard G. Cutter
2006 Management Incentive Plan			0	107,524	215,048
2004 Omnibus Long-Term Incentive Plan	06/07/2006					11,500			157,320
2004 Omnibus Long-Term Incentive Plan	06/07/2006						6,500	$13.68	39,186

(1)	In June 2006, the Compensation Committee deferred consideration of a restricted stock unit grant recommendation for Mr. Schwanz until review of his employment agreement was completed. Following discussion of Mr. Schwanz’s employment agreement and anticipated retirement, the Committee recommended a restricted stock unit award with a one-year vesting period for Mr. Schwanz which was approved by the Board of Directors in September 2006.
Employment Agreement with Donald K. Schwanz. On December 6, 2006, CTS entered into a new employment agreement with Mr. Schwanz. Mr. Schwanz’ prior agreement expired on October 1, 2006. The new agreement provides for Mr. Schwanz’s continued employment through December 31, 2007 (the “Term”). During the Term, Mr. Schwanz will continue to receive his annual base salary of $779,300, subject to review and increase by the Board of Directors, and shall be eligible for a target annual bonus of 75% of annual base salary. Upon termination of the agreement, Mr. Schwanz will be retained by CTS as a consultant for a term of eighteen months, with consulting fees at an annual rate of $175,000. If CTS terminates Mr. Schwanz’s employment without cause or Mr. Schwanz terminates his employment for good reason (each as defined in the agreement) prior to expiration of the Term, Mr. Schwanz will receive lump sum severance payments equal to the value of the salary, annual bonus, perquisites, restricted stock and cash bonus awards, and the increase in actuarial value of retirement benefits that would have been earned by Mr. Schwanz if his employment had continued through December 31, 2007. In addition, upon the termination of Mr. Schwanz’s employment by CTS without cause or by Mr. Schwanz for good reason during the Term, the vesting of any restricted stock units which would otherwise have vested during the Term will be accelerated. CTS’ obligations to make payments upon a termination without cause or for good reason are subject to Mr. Schwanz’s compliance with certain on-going obligations and the delivery of a release of claims to CTS. The Agreement contains non-compete, confidentiality, non-solicitation, non-disparagement and work-made-for-hire clauses. On December 6, 2006, the Board of Directors also adopted a non-qualified individual excess benefit retirement plan for the benefit of Mr. Schwanz the terms of which are described under the caption Pension Benefits.

32 cts corporation

As reported in CTS’ Current Report on Form 8-K filed on December 8, 2006. Mr. Schwanz has expressed his desire to retire as Chairman and CEO. The Board of Directors is engaged in an active succession planning process and would expect to announce a successor in the near term.
Employment Agreement with Vinod M. Khilnani. On October 4, 2005, CTS entered into an employment agreement with Mr. Khilnani. The term of the agreement is four years. The agreement provides that if CTS terminates Mr. Khilnani’s employment without cause (as defined in the agreement) within two years after the time a successor CEO to Mr. Schwanz is appointed, CTS will provide Mr. Khilnani with compensation, equal to his current base salary and his target incentive compensation for the calendar year prior to termination, for a period of two years following his termination date. Termination of his employment under any other circumstances, including death, disability, voluntary termination or termination by CTS for cause (as defined in the agreement), will terminate the employment agreement without the payment of benefits under this employment agreement. Mr. Khilnani agrees to provide at least three months notice if he elects to voluntarily terminate employment and six months notice if he elects to retire. Mr. Khilnani agrees to refrain from solicitation of CTS employees for a period of five years following termination. In the event Mr. Khilnani is eligible to receive greater benefits under another agreement or policy, he may elect to receive such benefits in lieu of benefits under his employment agreement. Benefits received under the employment agreement will be reduced by any benefits received under another agreement or policy.
Compensation Arrangements. CTS does not have employment agreements with any executive officers, other than Mr. Schwanz and Mr. Khilnani. Annual base salary for each named executive officer, other than Mr. Schwanz, is determined by the Compensation Committee of the Board of Directors. Mr. Schwanz’s annual base salary is determined by the Board of Directors based on a recommendation by the Compensation Committee. The annual salaries for named executive officers set in 2006 were as follows: Donald K. Schwanz — $779,300; Vinod M. Khilnani — $364,000; Donald R. Schroeder — $322,200; H. Tyler Buchanan — $256,400; and Richard G. Cutter — $243,100. Other compensation arrangements in which named executive officers participate are discussed below.
Bonuses. Amounts shown in the Bonus column in the Summary Compensation Table reflect cash payments under the CTS Corporation 1988 Restricted Stock and Cash Bonus Plan. Under that plan, recipients receive a cash award equal to the fair market value of each restricted share of CTS stock on the date the restrictions lapse. The plan provided for awards to vest over a five year period. No awards have been made under that plan since 2003 and the Compensation Committee has expressed its intent to make no future awards under this plan. Dividends are paid on restricted shares at the same rate applicable to non-restricted shares of CTS stock. The dividend amounts paid to named executive officers on restricted shares are reflected in the All Other Compensation column of the Summary Compensation Table.
Non-Equity Incentive Plan Compensation. In 2006, each Named Executive Officer, along with other officers and key employees, participated in the 2006 Management Incentive Plan. The Compensation Committee adopted this annual cash incentive plan under the terms of the CTS Corporation Management Incentive Plan approved by the shareholders in 2002. Corporate-wide and strategic business unit quantitative financial performance goals were established for the 2006 fiscal year under the plan. Each participant was also assigned qualitative performance goals for the 2006 fiscal year which contributed to CTS’ financial performance. A target award was established for each participant based on a percentage of his base salary. The Compensation Committee established the performance goals and target awards for each named executive officer, other than Mr. Schwanz. The Board of Directors approved the performance goals and target award for Mr. Schwanz based on a recommendation by the Compensation Committee. The percentage of achievement of performance goals determined the percentage of the target award which each participant earned. Amounts shown in the Summary Compensation Table reflect awards based on achievement of net sales, earnings per share and/or business unit contribution to earnings per share goals. Determination of the achievement of quantitative performance goals was subject to the completion of the annual audit and certification of CTS’ 2006 fiscal year results by its independent auditors. CTS paid the awards to participants in the form of lump sum cash payments.
Equity-Based Compensation. The Compensation Committee has historically awarded equity-based compensation to Named Executive Officers on an annual basis. In 2006, the Compensation Committee awarded the named executive officers, other than Mr. Schwanz, restricted stock units and stock options under the CTS Corporation 2004 Omnibus Long-term Incentive Plan. The Board of Directors approved the grant of stock options and restricted stock units to Mr. Schwanz under the CTS Corporation 2004 Omnibus Long-term Incentive Plan based on the recommendation of the Compensation Committee. Restricted stock unit awards distribute one share of CTS common stock for each unit upon vesting. The award recipient does not receive dividends or other rights related to CTS stock until vesting. Restricted stock units generally vest in 20% installments over a period of five years. Mr. Schwanz’s 2006 restricted stock unit grant is subject to a one-year vesting period. Non-vested restricted stock units are forfeited upon termination of employment, except in the case of death, disability, or change-in-control of the corporation which accelerate the vesting of restricted stock units. Stock options are granted on the date of the Compensation Committee and Board meetings approving the grants. Stock options are generally granted to Named Executive Officers as incentive stock options to the maximum extent permitted by Section 422 of the Internal Revenue Code. The exercise price under the options is the closing market price of CTS stock on the New York Stock Exchange on the date of the grant. Options generally vest in 25% installments over a period of four years. Non-vested options are forfeited upon termination of employment, except upon the occurrence of certain events. In the event of a change-in-control as cts corporation 33

defined under the severance agreements described under the caption Potential Payments Upon Termination or Change-in-Control, the vesting of options is accelerated. In the event of death or disability, options continue to become exercisable in installments and may be exercised for a period of one-year following the event. In the event of qualified retirement, options continue to become exercisable in installments and may be exercised prior to the expiration date.
Proportion of Annual Salary and Bonus to Total Compensation. Among the Named Executive Officers, salary and non-equity incentive plan compensation as a percent of total compensation ranges from approximately 31% to 50%. Differences in the change in pension value due to different levels of credited service contribute to the breadth of the range. Salary and non-equity incentive plan compensation as a percent of total compensation, excluding change in pension value, ranges from 45% to 60%. The range is further reduced by excluding Mr. Schroeder’s temporary relocation allowance. Excluding this item and change in pension value, salary and non-equity incentive plan compensation as a percent of total compensation ranges from 50% to 60%. CTS considers peer data on the mix of salary, short-term incentive and long-term incentive compensation for comparable positions in setting compensation levels.

34 cts corporation

Outstanding Equity Awards at 2006 Fiscal Year-End

						Stock Awards

	Option Awards							Market Value of
						Number of Shares		Shares or Units
				Option		or Units of Stock		of Stock Held
	Number of Securities	Number of Securities		Exercise	Option	Held That Have Not		That Have Not
	Underlying Unexercised	Underlying Unexercised		Price	Expiration	Vested		Vested
	Options Exercisable	Options Unexercisable		($)	Date	(#)		($)
Name (a)	(b)	(c)		(e)	(f)	(g)		(h)

Donald K. Schwanz	0	32,000	(1)	13.68	6/06/2016	101,200	(5)	1,588,840
	12,500	37,500	(2)	11.11	6/07/2015	—		—
	18,500	18,500	(3)	11.04	6/08/2014	—		—
	54,000	18,000	(4)	9.78	6/11/2013	—		—
	47,013	0		7.70	7/30/2012	—		—
	100,000	0		14.02	9/30/2011	—		—
	35,000	0		23.00	4/17/2011	—		—
	50,000	0		44.875	1/16/2011	—		—
Vinod M. Khilnani	0	11,000	(1)	13.68	6/06/2016	71,700	(6)	1,125,690
	5,500	16,500	(2)	11.11	6/07/2015	—		—
	8,750	8,750	(3)	11.04	6/08/2014	—		—
	15,000	5,000	(4)	9.78	6/11/2013	—		—
	15,000	0		7.70	7/30/2012	—		—
	20,000	0		25.10	5/6/2011	—		—
Donald R. Schroeder	0	9,000	(1)	13.68	6/06/2016	40,683	(7)	638,723
	5,000	15,000	(2)	11.11	6/07/2015	—		—
	5,250	5,250	(3)	11.04	6/08/2014	—		—
	13,500	4,500	(4)	9.78	6/11/2013	—		—
	15,000	0		7.70	7/30/2012	—		—
	12,000	0		23.00	4/17/2011	—		—
	4,000	0		50.00	6/22/2010	—		—
H. Tyler Buchanan	0	7,000	(1)	13.68	6/06/2016	35,000	(8)	549,500
	2,000	6,000	(2)	11.11	6/07/2015	—		—
	4,000	4,000	(3)	11.04	6/08/2014	—		—
	13,500	4,500	(4)	9.78	6/11/2013	—		—
	12,000	0		7.70	7/30/2012	—		—
	8,000	0		23.00	4/17/2011	—		—
	3,000	0		50.00	6/22/2010	—		—
	5,000	0		46.00	10/19/2009
	6,000	0		33.625	06/23/2009
Richard G. Cutter	0	6,500	(1)	13.68	6/06/2016	32,000	(9)	502,400
	2,425	7,275	(2)	11.11	6/07/2015	—		—
	3,600	3,600	(3)	11.04	6/08/2014	—		—
	11,100	3,400	(4)	9.78	6/11/2013	—		—
	8,000	0		7.70	07/30/2012	—		—
	8,000	0		23.00	04/17/2011	—		—
	3,000	0		50.00	6/22/2010	—		—
(1) Award granted on June 7, 2006 vests in 25% installments each year commencing on June 7, 2007.
(2) Award granted on June 8, 2005 vests in 25% installments each year commencing on June 8, 2006.

(3)	Award granted on June 9, 2004 vests in 25% installments each year commencing on June 9, 2005.

(4)	Award granted on June 12, 2003, final installment vests on June 12, 2007.

(5)	1,600 restricted shares will vest on July 31, 2007; 2,000 restricted shares will vest on June 12, 2007 and 2008; 8,200 restricted stock units will vest on June 9, 2007, 2008 and 2009; 9,000 restricted stock units will vest on June 8, 2007, and 27,000 restricted stock units will vest on December 30, 2007; 35,000 restricted stock units will vest on September 13, 2007.

(6)	1200 restricted shares will vest on July 31, 2007; 600 restricted shares will vest on January 31, 2007 and 2008; 1400 restricted shares will vest on June 12, 2007 and 2008, 3600 restricted stock units will vest on June 9, 2007, 2008 and 2009; 3800 restricted stock units will vest on June 8, 2007, 2008, 2009 and 2010; 3100 restricted stock units will vest on June 7, 2007, 2008, 2009, 2010 and 2011; 25,000 restricted stock units will vest on October 4, 2009.

cts corporation 35

(7)	1083 restricted shares will vest on July 31, 2007; 1200 restricted shares will vest on June 12, 2007 and 2008; 3200 restricted stock units will vest on June 9, 2007, 2008 and 2009; 3400 restricted stock units will vest on June 8, 2007, 2008, 2009 and 2010; 2800 restricted stock units will vest on June 7, 2007, 2008, 2009, 2010 and 2011.

(8)	883 restricted shares will vest on July 31, 2007; 1000 restricted shares will vest on June 12, 2007 and 2008; 2600 restricted stock units will vest on June 9, 2007, 2008 and 2009; 2600 restricted stock units will vest on June 8, 2007, 2008, 2009 and 2010. 2300 restricted stock units will vest on June 7, 2007, 2008, 2009, 2010 and 2011.

(9)	500 restricted shares will vest on July 31, 2007; 200 shares vested on January 31, 2007 and 200 will vest on January 31, 2008; 1,000 restricted shares will vest on June 12, 2007 and 2008; 2,400 restricted stock units will vest on June 9, 2007, 2008 and 2009; 2,600 restricted stock units will vest on June 8, 2007, 2008, 2009 and 2010; and 2,300 restricted stock units will vest on June 7, 2007, 2008, 2009, 2010, 2011.
2006 Option Exercises and Stock Vested

	Option Awards		Stock Awards

	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	Upon Exercise	on Vesting	on Vesting
Name of Executive	(#)	($)	(#)	($)
Officer (a)	(b)	(c)	(d)	(e)

Donald K. Schwanz	12,987	103,636	21,800	$299,346	(1)
Vinod M. Khilnani	—	—	11,400	$156,518	(2)
Donald R. Schroeder	—	—	8,883	$122,774	(3)
H. Tyler Buchanan	—	—	8,400	$116,166	(4)
Richard G. Cutter	—	—	6,700	$92,083	(5)

(1)	Includes $62,346 in market value of shares vesting under the 1988 Restricted Stock and Cash Bonus Plan. An equal amount was paid as a cash bonus upon vesting.

(2)	Includes $54,550 in market value of shares vesting under the 1988 Restricted Stock and Cash Bonus Plan. An equal amount was paid as a cash bonus upon vesting.

(3)	Includes $31,830 in market value of shares vesting under the 1988 Restricted Stock and Cash Bonus Plan. An equal amount was paid as a cash bonus upon vesting.

(4)	Includes $38,998 in market value of shares vesting under the 1988 Restricted Stock and Cash Bonus Plan. An equal amount was paid as a cash bonus upon vesting.

(5)	Includes $23,187 in market value of shares vesting under the 1988 Restricted Stock and Cash Bonus Plan. An equal amount was paid as a cash bonus upon vesting.
2006 Pension Benefits

		Number of		Present
		Years		Value of	Payments
		Credited		Accumulated	During Last
		Service		Benefit	Fiscal Year
		(#)		($)	($)
Name (a)	Plan Name (b)	(c)		(d)	(e)

Donald K. Schwanz	CTS Corporation Pension Plan	6.56		475,057	0
	CTS Corporation Individual Excess Benefit Retirement Plan	11.34	(1)	1,932,357	0
Vinod M. Khilnani	CTS Corporation Pension Plan	5.78		106,592	0
	CTS Corporation 2003 Excess Benefit Retirement Plan	5.78		185,894	0
Donald R. Schroeder	CTS Corporation Pension Plan	34.44		1,291,212	0
	CTS Corporation 2003 Excess Benefit Retirement Plan	34.44		898,192	0
H. Tyler Buchanan	CTS Corporation Pension Plan	29.78		600,813	0
	CTS Corporation 2003 Excess Benefit Retirement Plan	29.78		406,753	0
Richard G. Cutter	CTS Corporation Pension Plan	7.56		177,211	0
	CTS Corporation 2003 Excess Benefit Retirement Plan	7.56		166,669	0

(1)	The additional 4.78 years of service credited to Mr. Schwanz under the CTS Corporation Individual Excess Benefit Retirement Plan increases the present value of his estimated normal retirement annual benefit by $1,043,399 based on the assumption that he takes his benefit as a lump sum calculated as of December 31, 2006.

36 cts corporation

Pension Benefits. The CTS Corporation Pension Plan is a tax-qualified defined benefit plan. The pension plan requires participants to complete five years of vesting service in order to be eligible for a benefit. Each of the Named Executive Officers has completed the required vesting service. The benefit formula is 1.25% of average monthly pay during the three calendar years of the participant’s last ten calendar years of service in which the participant received the highest pay, multiplied by a participant’s credited service to arrive at a monthly benefit. For calculation purposes, pay includes amounts reported in the salary, bonus, and non-equity incentive plan columns of the Summary Compensation Table. Benefits under the pension plan are not subject to any deduction for social security or other offsets. Normal retirement age under the pension plan is age 65. Participants with five years of credited service may elect an early retirement benefit at age 55. Mr. Schwanz, Mr. Schroeder, Mr. Buchanan and Mr. Cutter are currently eligible to elect early retirement. Early retirement benefits are reduced by .25% for each month that the participant may receive a benefit between the ages of 55 and 65. The normal form of benefit under the pension plan is a single life annuity. Married participants receive a reduced benefit under a joint and 50% survivor annuity absent spousal consent to waive this benefit.
Section 415(b)(1) of the Internal Revenue Code, placed a limit of $175,000 for 2006 on the amount of annual pension benefits that may be paid from a tax-qualified plan. Section 401(a)(17) of the Internal Revenue Code limits the amount of annual compensation that may be taken into account in calculating a benefit under a tax-qualified plan to $220,000 for 2006. The pension plan includes a supplemental benefit for named participants, including each of the Named Executive Officers, that allows for payment of benefit amounts, to the extent permitted by the Code in excess of the benefit amounts that would be permitted by those provisions.
In connection with entering into a new employment agreement with Mr. Schwanz in 2006, the Board of Directors adopted a non-qualified individual excess benefit retirement plan for the benefit of Mr. Schwanz. Mr. Schwanz’ benefit under the Individual Excess Benefit Retirement Plan replaces the benefit Mr. Schwanz had accrued under the CTS Corporation 2003 Excess Benefit Retirement Plan, referred to as the SERP, in which the other Named Executive Officers participate, as discussed below. Consistent with his benefit under the SERP, the Individual Excess Benefit Retirement Plan provides that upon retirement Mr. Schwanz will receive a supplemental retirement benefit equal to the difference between the benefit that he receives under the pension plan and the benefit he would receive under the pension plan if restrictions imposed on the calculation of benefits under tax-qualified plans were disregarded, early retirement reduction factors were eliminated, 50% of the fair market value of restricted stock units which vest during the three highest pay calendar years were included in the pay calculation and credited service earned after June 30, 2002 was multiplied by two. Under the SERP, benefits are payable at the time and in the manner elected by the participant under the pension plan. This payment provision, however, does not comply with Section 409A of the Internal Revenue Code. Therefore, the Individual Excess Benefit Retirement Plan provides that Mr. Schwanz will receive the actuarial present value of the supplemental retirement benefit calculated as described above. The actuarial present value of the benefit is payable as a single lump sum cash payment from the general assets of CTS in the seventh month following Mr. Schwanz’s separation from service. The actuarial present value is determined using the actuarial assumptions employed under the pension plan for determining lump sum cashouts in the Plan Year during which Mr. Schwanz’s separation from service occurs. Mr. Schwanz will receive interest on the lump sum amount for the period between his separation from service and its payment at an interest rate equal to the lump sum interest rate assumption used to calculate the lump sum amount.
Each named executive officer other than Mr. Schwanz participates in the SERP. The SERP is an unfunded supplemental retirement plan that provides that the participant will receive a benefit equal to the difference between his actual benefit under the pension plan and the benefit that would have been payable under the pension plan without regard to the limits on tax-qualified plans as described above. Each participant’s SERP benefit is enhanced by increasing the percentage of compensation included in the benefit formula by 0.1% for each full year of participation in the SERP to a maximum of 1.75% of average monthly pay during the three calendar years of the participant’s last ten calendar years of service in which the participant received the highest pay. The SERP benefit is further enhanced by including 50% of the fair market value of restricted stock units which vest during the three highest pay calendar years in the calculation of pay. Benefits under the SERP are payable at the same time and in the same form as the participant elects under the pension plan. As discussed above, this payment provision does not comply with Section 409A of the Internal Revenue Code, but is eligible for transition relief through December 31, 2007. The Compensation Committee intends to review the SERP and take such actions as may be necessary to bring its payment provisions into compliance with Section 409A prior to December 31, 2007.
Present value calculations for Mr. Schwanz are based on commencement of benefits as of December 31, 2006, because normal retirement age is not defined by the Individual Excess Benefit Retirement Plan and his benefit under that plan is not reduced for early commencement of benefits. The present value of Mr. Schwanz’s benefit under the Individual Excess Benefit Retirement Plan is based on a lump sum payment. The present value of Mr. Schwanz’s benefit under the pension plan is based on a single life annuity and reflects reductions for early commencement. Present value calculations for each of the other Named Executive Officers assume a single life annuity commencing at age 65. Actuarial assumptions used in these calculations are set forth in Note I to CTS’ Consolidated Financial Statements, except pre-retirement decrements are not reflected.

cts corporation 37

Potential Payments Upon Termination or Change-in-Control. Each of the active Named Executive Officers has executed a severance agreement with CTS, which becomes operative only upon a change-in-control of CTS. Change-in-control is defined as:

•	the acquisition by any entity of 25% or more of CTS’ voting stock, subject to certain exceptions;

•	the incumbent board members ceasing to constitute a majority of the board;

•	a reorganization, merger, consolidation, or sale of all or substantially all of CTS’ assets, subject to certain exceptions; or

•	the approval by CTS’ shareholders of a complete liquidation or dissolution of CTS, subject to certain exceptions.
A Named Executive Officer is entitled to severance compensation if within three years of a change-in-control, he terminates his employment for good reason or his employment is terminated by CTS or its successor for any reason other than cause, disability or death. Good reason is defined as:

•	the failure to maintain the executive in his office or position or an equivalent or better office or position;

•	a significant adverse change in the nature of the executive’s duties, a reduction in the executive’s base or incentive pay or an adverse change in any employee benefits, (including for example, welfare benefits, equity awards, incentive compensation or retirement benefits);

•	the executive’s good faith determination that as a result of a change in circumstances following the change-in-control, he is unable to carry out or has suffered a substantial reduction in the duties he had prior to the change-in-control;

•	a successor entity’s failure to assume all obligations of CTS under the severance agreement;

•	CTS or its successor moves the executive’s principal work location by more than 35 miles or requires him to travel at least 20% more;

•	CTS or its successor commits any material breach of the change-in-control agreement; or

•	CTS stock ceases to be publicly traded or listed on the New York Stock Exchange.
Severance compensation includes:

•	a lump sum equal to three times the sum of the greater of the executive’s base salary at the time of the change in control or his average base salary over the three years prior to termination plus the greater of his average incentive pay over the three years prior to the change in control or his target incentive pay for the year in which the change-in-control occurred;

•	continued participation for 36 months following termination in welfare benefit plans and similar benefit programs, or if continued participation cannot be provided under the terms of those plans, payment for welfare benefits, provided that the obligation to provide welfare benefits will be reduced to the extent benefits are provided by another employer;

•	a lump sum payment equal to the increase in actuarial value of the benefits under CTS’ qualified and supplemental retirement plans that the executive would have received had he remained employed for 36 months following his termination date;

•	a lump sum payment ($105,000 for Mr. Schwanz and $67,500 for the other Named Executive Officers) in lieu of any perquisites the executive would otherwise have been provided;

•	up to $30,000 for outplacement services;

•	reimbursement of legal, tax and estate planning expense related to the severance agreement;

•	reimbursement of relocation expenses incurred during the 36 month period following termination;

•	a lump sum payment equal to his target incentive pay for the year in which the termination occurs, prorated based on his number of months of actual service during the year; and

•	accelerated vesting, exercise rights and lapse of restrictions on all equity-based compensation awards.
In addition, if any payments made to the Named Executive Officer are subject to excise tax under Section 4999 of the Code, he will receive an additional payment to put him in the same after-tax position as if no excise tax had been imposed.
Severance compensation must be paid by CTS or its successor. Lump sum payments of severance compensation are to be made within five days of the termination date, provided that interest will accrue at the prime rate then in effect on payments which are not made at that time. Payment of severance compensation under the change-in-control agreement will be reduced to the extent of any corresponding payments under any other agreement. To the extent that the executive receives severance benefits under the Agreement, the executive may not, for a period of

38 cts corporation

one-year following his termination date, participate in the management of any business which engages in substantial and direct competition with CTS or its successor. In September 2005, CTS notified each of the Named Executive Officers that his severance agreement would not automatically renew on January 1, 2006. Therefore, each agreement will expire on December 31, 2007.
Assuming that a change-in-control event occurred and the Named Executive Officer was terminated without cause on December 29, 2006, the estimated severance compensation provided to each Named Executive Officer is as follows:

					Perquisites
	Vesting of	Vesting of			Outplacement
	Non-Vested	Non-Vested	Pension	Welfare	Tax/Estate		Pro Rata
	Stock	Restricted	Benefit	Benefit	Planning &		Target	Excise Tax
Name	Options	Stock & RSUs	Equivalent	Equivalent	Relocation	Severance	Incentive	Gross Up	Total

Donald K. Schwanz	429,535	1,676,760	1,879,137	43,624	265,000	4,061,449	*	2,846,408	11,201,913
Vinod M. Khilnani	168,331	1,207,330	384,209	42,780	227,500	1,687,267	178,904	1,192,381	5,088,702
Donald R. Schroeder	138,136	693,406	789,975	32,958	227,500	1,441,673	*	1,130,705	4,454,353
H. Tyler Buchanan	86,960	602,880	715,912	16,626	227,500	1,147,232	126,011	999,203	3,922,324
Richard G. Cutter	83,429	547,930	352,676	9,390	227,500	1,084,117	*	773,252	3,078,294

*	Retirement eligible employees would be entitled to a pro rata portion of their incentive awards under the terms of the incentive plan.
As discussed under the caption “Employment Agreement with Donald K. Schwanz,” Mr. Schwanz’s employment agreement provides for certain compensation in the event of termination of his employment by CTS without cause or by Mr. Schwanz for good reason. In the event that Mr. Schwanz’s employment terminated as of December 31, 2006 under these circumstances, his estimated severance benefits under this Agreement would be $3,445,438. As discussed under the caption “Employment Agreement with Vinod M. Khilnani,” Mr. Khilnani’s employment agreement provides for certain compensation in the event CTS terminates his employment without cause. In the event that Mr. Khilnani’s employment terminated as of December 31, 2006 under these circumstances, his estimated severance benefits under this Agreement would be $1,030,734.
Compensation Committee Interlocks and Insider Participation. Directors Cody, Hemminghaus, Profusek and Vincent served as members of the Compensation Committee during 2006. During 2006, no executive officer of CTS served as a director of any other entity for which any CTS director was an executive officer.
Jones Day is a law firm that CTS has retained for specific legal services, on a case-by-case basis, for over ten years. The fees paid by CTS to Jones Day during 2006 were approximately $225,000, which amount is substantially less than .1% of Jones Day’s gross revenues for 2006. Mr. Profusek and Mark A. Cody, the son of Mr. Cody, are each partners of Jones Day. Neither Mr. Profusek nor Mr. Cody’s son personally renders legal services to CTS or supervises any attorney in the rendering of legal services to CTS, and neither Mr. Profusek nor Mr. Cody’s son receives any direct compensation from fees paid by CTS to Jones Day.
Directors are assigned to committees of the Board of Directors by the full Board of Directors each year following their election at the annual meeting of shareholders. As of the annual meeting date, Mr. Profusek will cease to be a member of the Compensation Committee and will be only a member of the Finance Committee if he is re-elected to the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Five Percent Owners of Common Stock. The table below lists information about the persons known by CTS to beneficially own at least 5% of CTS’ common stock as of May 9, 2007. This information is derived solely from the most recent Schedules 13G and Form 13F-HR filed by these persons with the Securities and Exchange Commission.

cts corporation 39

Name and Address	Number of Shares	Percent of Class

Dimensional Fund Advisors LP(1)	3,148,700	8.79%
1299 Ocean Avenue
Santa Monica, California 90401

GAMCO Asset Management, Inc.(2)	3,062,842	8.53%
One Corporate Center
Rye, New York 10580-1435

FMR(3)	2,416,278	6.75%
82 Devonshire Street
Boston, Massachusetts 02109

Barclays Global Investors, N.A.(4)	2,149,561	6%
45 Fremont Street
San Francisco, California 94105

AXA Financial, Inc.(5)	1,947,648	5.4%
1290 Avenue of the Americas
New York, New York 10104

State Teachers Retirement Board of Ohio(6)	1,910,600	5.34%
275 East Broad Street
Columbus, Ohio 43215

(1)	As reported in the Schedule 13G filed February 9, 2007, Dimensional Fund Advisors, Inc. has sole power to vote and dispose of the shares.

(2)	As reported in the Schedule 13D filed May 3, 2006, Gabelli Funds, LLC has sole power to vote and dispose of 495,000 shares; GAMCO Asset Management Inc. has sole power to vote 2,190,042 shares and sole power to dispose of 2,505,042 shares; Gabelli Advisers, Inc. has sole power to vote and dispose of 25,000 shares; Gabelli Securities, Inc. has sole power to vote and dispose of 8,000 shares; MJG Associates, Inc. has sole power to vote and dispose of 29,800 shares.

(3)	As reported in the Schedule 13G filed February 14, 2007, FMR has sole power to vote 135,700 shares and sole power to dispose of 2,416,278 shares.

(4)	As reported in the Schedule 13G filed January 23, 2007, Barclays Global Fund Advisors has sole power to vote and dispose of 1,098,358 shares and Barclays Global Investors, N.A. has sole power to vote 881,682 shares and sole power to dispose of 1,028,395 shares; Barclays Global Investors, LTD has sole power to vote and dispose of 22,808 shares.

(5)	As reported in the Schedule 13G filed February 13, 2007, AXA Financial, Inc. and its affiliates has the sole power to vote 1,448,073 shares, shared power to vote 24,800 and sole power to dispose of 1,947,648 shares.

(6)	As reported in the Schedule 13G filed January 22, 2007, State Teachers Retirement Board of Ohio. Inc. has sole power vote and dispose of the shares.
Directors’ and Officers’ Stock Ownership. The following table shows how much CTS common stock each Named Executive Officer, as identified in footnote (1) to the Summary Compensation Table set forth under “Executive Compensation,” and each director-nominee beneficially owned as of May 9, 2007 including shares covered by stock options exercisable within 60 days of May 9, 2007. Please note that, as reported in this table, beneficial ownership includes those shares a director or officer has the power to vote or transfer, as well as shares owned by immediate family members that reside in the same household with the director or officer. The shares shown as beneficially owned by all current directors and officers do not include 1,458,900 shares held by the Northern Trust Company as Trustee of the CTS Corporation Employee Benefit

40 cts corporation

Plans Master Trust. The CTS Corporation Employee Benefit Plan Investment Committee has voting and investment authority over those shares. Two executive officers are members of that committee.

			Options		Directors’
	Shares		Exercisable		Deferred		% of
	Beneficially		Within 60	Shares Held in	Common		Shares
Name	Owned		Days	401(k) Plan	Stock Units	Total	Outstanding

H. Tyler Buchanan	32,395	(2)	63,750	10,170	0	106,315	*
Walter S. Catlow	9,739	(1)	13,300	0	4,098	27,137	*
Lawrence J. Ciancia	10,856	(1)	13,300	0	16,365	40,521	*
Thomas G. Cody	8,745	(1)	13,300	0	4,722	26,767	*
Richard G. Cutter	18,799	(2)	45,375	843	0	65,017	*
Gerald H. Frieling, Jr.	13,883	(1)	13,300	0	19,020	46,203	*
Roger R. Hemminghaus	11,732	(1)	13,300	0	3,267	28,299	*
Michael A. Henning	8,731	(1)	13,300	0	3,267	25,298	*
Vinod M. Khilnani	35,365	(2)	81,875	1,593	0	118,833	*
Robert A. Profusek	10,545	(1)(3)	13,300	0	4,722	28,567	*
Donald R. Schroeder	76,080	(2)	69,125	41,464	0	186,669	*
Donald K. Schwanz	59,467	(2)	364,763	0	0	424,230	1.18%
Patricia K. Vincent	7,707	(1)	2,400	0	800	10,907	*
All Current Directors and Officers as a Group (17 persons)	415,413		809,388	60,215	56,261	1,341,277	3.7%
 *  Less than 1%.

(1)	Includes restricted stock units that are distributable upon the director’s separation from service and convert on a one-to-one basis to shares of CTS common stock upon distribution.

(2)	Includes net shares to be received for restricted stock units vesting within 60 days.

(3)	Includes 1,800 shares held by Mr. Profusek’s spouse. Mr. Profusek disclaims any beneficial interest with respect to these shares.
Equity Compensation Plan Information. The following table provides information about shares of CTS common stock that could be issued under all of CTS’ equity compensation plans as of December 31, 2006. No shares can be issued under the CTS Corporation 2007 Management Incentive Plan.

			(c)
		(b)	Number of Securities
	(a)	Weighted-Average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	1,526,863	$15.88	5,372,011
Equity compensation plans not approved by security holders	56,261		-0-

Total	1,583,124		5,372,011

In 1990, CTS adopted the Stock Retirement Plan for Non-Employee Directors. Under the plan, CTS annually credited an account for each nonemployee director with 800 common stock units. CTS also annually credited each deferred stock account with an additional number of common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. Upon retirement, the nonemployee director is entitled to receive one share of CTS common stock for each common stock unit in his deferred stock account. CTS has issued only treasury shares for common stock units under the plan. Prior to 2002, the New York Stock Exchange did not require companies to obtain shareholder approval when issuing treasury shares or shares cts corporation 41

purchased in the open market under compensatory plans. As of December 1, 2004, this plan was amended to preclude crediting any additional units under the plan. At December 31, 2006, the deferred stock accounts contained a total of 56,261 units.

Item 13.	Certain Relationships, Related Transactions, and Director Independence
Directors Cody, Hemminghaus, Profusek and Vincent served as members of the Compensation Committee during 2006. During 2006, no executive officer of CTS served as a director of any other entity for which any CTS director was an executive officer.
Jones Day is a law firm that CTS has retained for specific legal services, on a case-by-case basis, for over ten years. The fees paid by CTS to Jones Day during 2006 were approximately $225,000, which amount is substantially less than .1% of Jones Day’s gross revenues for 2006. Mr. Profusek and Mark A. Cody, the son of Mr. Cody, are each partners of Jones Day. Neither Mr. Profusek nor Mr. Cody’s son personally renders legal services to CTS or supervises any attorney in the rendering of legal services to CTS, and neither Mr. Profusek nor Mr. Cody’s son receives any direct compensation from fees paid by CTS to Jones Day.
Directors are assigned to committees of the Board of Directors by the full Board of Directors each year following their election at the annual meeting of shareholders. As of the annual meeting date, Mr. Profusek will cease to be a member of the Compensation Committee and will only be a member of the Finance Committee if he is re-elected to the Board.
The CTS Corporation Corporate Governance Guidelines provide that an independent director is one who:

•	Is not an employee of the corporation and has not been an employee of the corporation for at least five years;

•	Is not an affiliate of the corporation other than in the capacity of a director; and has not been an affiliate of the corporation for at least five years;

•	Is not an employee or affiliate of the corporation’s present auditing firm or an auditing firm retained by the corporation within the past five years and has not been an employee or affiliate of such a firm for at least five years;

•	Is not an employee of a company on whose board an executive of the corporation presently serves as a director or has served as a director within the past five years and has not been an employee of such a company for at least five years;

•	Is not an employee of a company that accounts for at least 2% or $1 million, whichever is greater, of the corporation’s consolidated gross revenues, and has not been an employee of such a company for at least five years;

•	Is not an employee of any company which made payments to or received payments from the corporation which exceeded 2% or $1 million, whichever is greater, of that company’s consolidated gross revenues; and has not been an employee of such a company for at least five years;

•	Is not an employee or director of any company that makes direct material investments or trades in CTS stock or that regularly advises investors concerning CTS stock;

•	Does not presently receive any direct or material indirect compensation from the corporation other than the standard directors’ compensation package;

•	Has not received more than $10,000 per year in direct compensation from the company, excluding the standard director’s compensation package, during the past five years;

•	Does not have any other relationship with the corporation or any other entity, including charitable and civic organizations that in the opinion of the Board could be considered to effect the director’s ability to exercise his independent judgment as a director;

•	Is not a service provider who currently provides professional services to the corporation, to an affiliate of the corporation or an individual officer of the corporation or one of its affiliates in excess of $10,000 per year.

•	Is not an immediate family member of any individual who would fail to meet the criteria for independence set forth above.
A copy of the Corporate Governance Guidelines may be obtained free of charge from CTS’ Secretary upon request or from CTS’ website at http://www.ctscorp.com/governance/guidelines.htm.
The Board of Directors has determined that each non-management director is an independent director and has no material relationship with CTS, apart from his or her service as a director. The Board of Directors made this determination by reference to the definition of an independent director contained in the New York Stock Exchange Corporate Governance Listing Standards and by reference to the standards set forth in the CTS Corporation Corporate Governance Guidelines. As a result, the Board of Directors concluded that Walter S. Catlow, Lawrence J. Ciancia,

42 cts corporation

Thomas G. Cody, Gerald H. Frieling, Jr., Roger R. Hemminghaus, Michael A. Henning, Robert A. Profusek and Patricia K. Vincent are independent directors.
In making this determination with respect to Messrs. Profusek and Cody, the Board of Directors determined that the provision of legal services by Jones Day to CTS did not create a material relationship or impair the independence of Messrs. Profusek and Cody because the legal fees paid to Jones Day did not constitute material indirect compensation as contemplated by the CTS Corporate Governance Guidelines’ independence standards since the legal fees represent a de minimis percentage of Jones Day’s annual gross revenues, neither Mr. Profusek nor Mr. Cody’s son personally renders legal services to CTS or supervises any attorney in the rendering of legal services to CTS, and neither Mr. Profusek nor Mr. Cody’s son receives any direct compensation from fees paid by CTS to Jones Day.
CTS does not have a written policy specific to transactions with related persons. CTS has written policies and procedures with respect to conflicts of interest. The Corporate Governance Guidelines provide that the Nominating and Governance Committee will review any situation which might be construed to disqualify a director as independent and make a recommendation to the Board of Directors regarding the director’s service on board committees and nomination for re-election to the Board of Directors. The Nominating and Governance Committee Charter further provides that the Nominating and Governance Committee will review any potential conflicts of interest of directors and recommend appropriate action to the Board of Directors.
CTS has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer or controller, and other executive officers, as well as non-employee directors. The Code of Ethics includes an ethical standard concerning conflicts of interest and potential conflicts of interest. With respect to executive officers and other employees, potential conflicts of interest must be reported to management. The Audit Committee is responsible for reviewing compliance with the Code of Ethics and would review any conflict of interest involving an executive officer. A copy of the CTS Code of Ethics may be obtained free of charge from CTS’ Secretary upon request or from CTS’ website at http://www.ctscorp.com/governance/codeofethics.htm.

Item 14.	Principal Accountant Fees and Services
CTS dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm on June 3, 2005. The decision was recommended and unanimously approved by CTS’ Audit Committee.
The reports of PricewaterhouseCoopers on CTS’ financial statements for the years ended December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the years ended December 31, 2004 and 2003, and through June 3, 2005, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers would have caused PricewaterhouseCoopers to make reference thereto in its report on the CTS’ financial statements for such years. During the years ended December 31, 2004 and 2003, and through June 3, 2005, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
CTS appointed Grant Thornton as its new independent registered public accounting firm as of June 3, 2005. During the two prior fiscal years and through June 3, 2005, CTS did not consult with Grant Thornton regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on CTS’ financial statements, and Grant Thornton did not provide a written report or oral advice to CTS which Grant Thornton concluded was an important factor considered by CTS in reaching a decision as to the accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) or Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.
Grant Thornton representatives will attend the Annual Meeting to be available to respond to appropriate questions by shareholders and to have the opportunity to make statements, if they desire. The following table presents fees for professional audit services and other services provided by Grant Thornton to CTS for the years ended December 31, 2006 and December 31, 2005.
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee annually reviews audit and non-audit services proposed to be rendered by Grant Thornton during the fiscal year. The Audit Committee has delegated authority to the Audit Committee Chairman to grant pre-approval of services by the independent registered public accounting firm, provided that the Chairman reports on any such pre-approval decisions at the next scheduled meeting of the Audit Committee. None of the services rendered by Grant Thornton were approved by the Audit Committee after the services were rendered pursuant to the de minimis exception established under the rules of the Securities and Exchange Commission.

cts corporation 43

	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees	All Other Fees

2006	$2,683,759	$126,507	$0	$0
2005	$1,207,095	$0	$0	$0

(1)	For 2006, Audit Fees consist of fees and expenses billed by Grant Thornton for the audit of CTS’ 2006 financial statements. For 2005, Audit Fees consist of fees and expenses billed by Grant Thornton for the audit of CTS’ 2005 financial statements.

(2)	For 2006, Audit-related Fees consist of fees billed by Grant Thornton as follows: $50,000 for valuation issues, stock options and opening balance sheet review, $8,000 for review of an SEC comment letter and $68,507 for investigation services. Grant Thornton did not bill CTS for any Audit-related services in 2005.
PART IV

Item 15.	Exhibits and Financial Statements Schedules
The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.
(a) (3) Exhibits
All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(2)	Agreement and Plan of Merger dated November 16, 2004 by and among SMTEK International, Inc., Cardinal Acquisition, Inc. and CTS Corporation (incorporated by reference to the Exhibit 2.1 to the Current Report on Form 8-K dated November 17, 2004, filed with the Commission on November 17, 2004).

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

(3)(ii)	Bylaws (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K, filed with the Commission on September 1, 1998).

(10)(a)	Employment Agreement, dated as of October 1, 2006, between the Company and Donald K. Schwanz, including Individual Excess Benefit Retirement Plan, (incorporated by reference to Exhibit (10)(a) to the Current Report on Form 8-K filed with the Commission on December 8, 2006).*

(10)(b)	Prototype officers and directors indemnification agreement (incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on March 21, 1996).

(10)(c)	CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit (10)(e) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).*

(10)(d)	CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit (10)(f) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the Commission on August 12, 1997).*

(10)(e)	CTS Corporation 2001 Stock Option Plan, approved by the shareholders on March 9, 2001 (incorporated by reference to Exhibit (10)(c) to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, filed with the Commission on April 27, 2001).*

(10)(f)	Rights Agreement between CTS Corporation and National City Bank, N.A., (successor to EquiServe Trust Company, N.A.) dated August 28,1998 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Commission on September 1, 1998).

(10)(g)	Amendment No. 1, dated as of October 15, 2001, to the Rights Agreement dated as of August 28, 1998, between CTS Corporation and National City Bank, N.A., (successor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 8-A filed with the Commission on April 29, 2002).

(10)(h)	Amendment No. 2, dated as of April 22, 2002, to the Rights Agreement, dated as of August 28, 1998, between CTS Corporation and National City Bank, N.A., (successor to EquiServe Trust Company, N.A.), as amended on October 15, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A filed with the Commission on April 29, 2002).

44 cts corporation

(10)(i)	CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed with the Commission on April 23, 2003).*

(10)(j)	Amendment dated as of December 1, 2004, to the CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 4, 2005).

(10)(k)	Prototype Severance Agreements between CTS Corporation and its officers, general managers and managing directors (incorporated by reference to Exhibit (10)(k) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on February 14, 2003).*

(10)(l)	CTS Corporation Management Incentive Plan approved by the shareholders on May 1, 2002 (incorporated by reference to Appendix A to the Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on March 18, 2002).*

(10)(m)	CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on February 14, 2003).*

(10)(n)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the Commission on July 25, 2003).*

(10)(o)	CTS Corporation 2003 Excess Benefit Retirement Plan, as adopted effective July 1, 2003 and as amended effective June 1, 2004 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on February 22, 2006).*

(10)(p)	Purchase Agreement dated May 5, 2004 by and between CTS Corporation and Bear Stearns & Co. Inc., as Initial Purchaser (incorporated by reference to the Exhibit 1.1 to the Current Report on Form 8-K dated May 18, 2004, filed with the Commission on May 19, 2004).

(10)(q)	Indenture dated as of May 11, 2004 by and between CTS Corporation and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to the Exhibit 1.1 to the Current Report on Form 8-K dated May 18, 2004, filed with the Commission on May 19, 2004).

(10)(r)	CTS Corporation 2004 Omnibus Long-term Incentive Plan and Incentive Stock Option Agreement (incorporated by reference to the Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, filed with the Commission on October 19, 2004).*

(10)(s)	Director and Named Executive Officer Compensation (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed with the Commission on July 27, 2006).*

(10)(t)	Employment Agreement dated October 4, 2005, between the Company and Vinod M. Khilnani, (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.)*

(10)(u)	Prototype Named Executive Officer Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed with the Commission on July 27, 2006.)*

(10)(v)	CTS Corporation 2001 Stock Option Plan: Employee Stock Option Agreement, dated October 1, 2001, as amended December 15, 2005.*

(10)(w)	Prototype Executive Officer RSU Supplemental Agreement (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed with the Commission on July 27, 2006).*

(10)(x)	Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on February 22, 2006).*

(10)(y)	Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed with the Commission on April 26, 2006).*

(10)(z)	Credit Agreement dated as of June 27, 2006 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/ C Issuer and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K filed with the Commission on June 29, 2006).

(10)(aa)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan.*

(10)(bb)	Prototype Non-employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on February 22, 2006).*

cts corporation 45

(13)	Portions of the 2006 Annual Report to shareholders incorporated herein.

(21)	Subsidiaries.

(23)(a)	Consent of Grant Thornton LLP.

(23)(b)	Consent of PricewaterhouseCoopers LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or arrangement.

46 cts corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation

Date: May 14, 2007	By: /s/ Vinod M. Khilnani Vinod M. Khilnani Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2007	By:	/s/ Donald K. Schwanz Donald K. Schwanz President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Walter S. Catlow Walter S. Catlow Director

Date: May 14, 2007	By:	/s/ Lawrence J. Ciancia Lawrence J. Ciancia Director

Date: May 14, 2007	By:	/s/ Thomas G. Cody Thomas G. Cody Director

Date: May 14, 2007	By:	/s/ Gerald H. Frieling, Jr. Gerald H. Frieling, Jr. Director

Date: May 14, 2007	By:	/s/ Roger R. Hemminghaus Roger R. Hemminghaus Director

Date: May 14, 2007	By:	/s/ Michael A. Henning Michael A. Henning Director

Date: May 14, 2007	By:	/s/ Robert A. Profusek Robert A. Profusek Director

cts corporation 47

Date: May 14, 2007	By:	/s/ Patricia K. Vincent Patricia K. Vincent Director

Date: May 14, 2007	By:	/s/ Vinod M. Khilnani Vinod M. Khilnani Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2007	By:	/s/ Thomas A. Kroll Thomas A. Kroll Vice President and Controller (Principal Accounting Officer)

S-1  cts corporation

FORM 10-K — ITEM 15 (a) (1) AND (2) AND ITEM 15 (c)
CTS CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULE
The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2006 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Quarterly Results of Operations (Unaudited and restated) — Years ended December 31, 2006 and December 31, 2005

Per Share Data (Unaudited and restated) — Years ended December 31, 2006 and December 31, 2005
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

cts corporation S-2

Management’s Report on Internal Control Over Financial Reporting
CTS’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including CTS’ Chief Executive Officer and Chief Financial Officer, CTS conducts an annual assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
During 2005, CTS acquired SMTEK International, Inc. The SMTEK business had facilities located in Moorpark and Santa Clara, California; Marlborough, Massachusetts; and Bangkok, Thailand. During the third quarter of 2005, CTS consolidated the Marlborough facility with its existing Londonderry, New Hampshire facility. Each of the remaining facilities reported financial results that were included in CTS’ consolidated financial statements for the years ended December 31, 2005 and December 31, 2006.
CTS’ management excluded the SMTEK business from its assessment of its internal control over financial reporting for the year ended December 31, 2005 due to the acquisition as the Company had not fully integrated the controls of SMTEK into the Company’s control environment. In the process of answering inquiries as part of the external audit for the year ended December 31, 2006, management identified problems with accounting entries made by the controller of the Moorpark manufacturing location. Management reported the issue to CTS’ Audit Committee, Board of Directors and independent registered public accounting firm. Management commenced an internal investigation with the assistance of outside counsel and forensic accountants, under the oversight of the Audit Committee. The investigation found that the Moorpark controller made numerous incorrect entries beginning in 2005 and continuing through 2006. These entries transferred significant costs from income statement accounts, primarily cost of goods sold, to balance sheet accounts, primarily accounts payable. Based on the investigation, CTS concluded that substantially all of the incorrect entries in the accounts at issue were made by or caused to be made by the former controller of its Moorpark, California manufacturing facility. CTS further concluded that this individual made these entries without the consent or knowledge of CTS’ management at its corporate headquarters or the Moorpark facility.
As a result of the incorrect entries in the Moorpark and Santa Clara accounts, CTS overstated its previously reported 2006 net income by $1.9 million, or $0.05 per diluted share for the nine months ended October 1, 2006. Management has restated its condensed consolidated financial statements for each of the first three quarters of 2006. These errors resulted in reduced net income of $1.2 million, or $0.03 per diluted share and $1.0 million, or $0.02 per diluted share for the quarters ended April 2, 2006 and July 2, 2006 respectively and increased net income of $0.3 million and $.01 per diluted share the quarter ended October 1, 2006. As a result of the incorrect entries in the Moorpark accounts, CTS overstated its 2005 net income by $1.5 million, or $.04 per diluted share. Management has restated the 2005 consolidated financial statements in this filing.
In the second quarter of 2005, the Moorpark and Santa Clara locations began transitioning to a standard cost accounting system as part of the integration of the SMTEK business into CTS’ EMS business. In the course of investigating the Moorpark and Santa Clara accounting practices, the investigation team, which included forensic accountants and outside counsel, determined that the incorrect entries coincided with the transition to a standard cost accounting system. The investigators concluded that the former controller made the incorrect entries because he lacked expertise and an understanding of a standard cost accounting system. The investigators reported that this individual had the ability to override the approval controls related to account reconciliations and manual journal entries. The investigators further reported that the errors were more difficult to detect because the Moorpark and Santa Clara locations, and the other former SMTEK locations, used a different enterprise-wide reporting system than the historical CTS locations.
In addition, in the course of investigating the incorrect entries in the Moorpark and Santa Clara accounts, the investigators discovered that the Moorpark controller had misappropriated approximately $125,000.
CTS’ management discussed the findings of the investigation and the effects of correcting the Moorpark and Santa Clara accounting errors on CTS’ consolidated financial statements with the Audit Committee and CTS’ independent registered public accounting firm. CTS’ management advised the Audit Committee and CTS’ independent registered public accounting firm that it has determined that as a result of the aggregation of deficiencies in the company’s control environment a material weakness in CTS’ internal control over financial reporting existed at December 31, 2006. The control deficiencies, that on a combined basis, resulted in the material weakness were:

•	Monitoring and accountability over the operating effectiveness of controls including effective operation of designed controls over reconciliations, journal entry approval and oversight.

•	Ability to set-up fictitious vendors and ability to make payments to vendors without appropriate support and approvals.

•	Lack of effectiveness of the internal audit function to obtain an understanding of processes and controls at the Moorpark and Santa Clara locations.
As a result, CTS’ management, including the Chief Executive Officer and the Chief Financial Officer, concluded in its assessment of internal control over financial reporting as of the fiscal year ended December 31, 2006, that CTS’ internal control over financial reporting as of that date

S-3  cts corporation

were not effective. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by its independent registered public accounting firm as stated in its report which is included herein.
Prior to identifying the material weaknesses described above, CTS’ management had taken actions to strengthen the Moorpark and Santa Clara accounting organization by adding two experienced personnel and reassigning duties. Since identifying the material weakness, CTS has implemented the following changes to strengthen its internal controls over financial reporting:

•	Increased review and approval of all manual journal entries by the entity controllers.

•	Increased review and approval of all account reconciliation activities by the entity controllers.

•	Added a senior Corporate resource to provide additional review and oversight of all key accounting processes globally, including manual journal entries and key account reconciliations.

•	Increased internal audit resources and revised internal audit programs to increase the scope and frequency of audits.
CTS intends to implement the following changes over the course of 2007 to further strengthen its internal control environment:

•	Enhance and document CTS’ annual vendor certification process.

•	Strengthen operating policies around pricing adjustments, customer returns, vendor disputes, etc.

•	Institute additional operational monitoring reports to review/track early warning signs e.g. short payments, premium freight, customer rejects, etc.

•	Standardize and strengthen account reconciliation process.

•	Further enhance the Moorpark and Santa Clara reporting system documentation and user training.
As a result of the material weakness described above, management performed additional post-closing procedures and analyses to ensure that CTS’ consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects CTS’ financial position, results of operations and cash flows for the periods presented, in accordance with generally accepted accounting principles.
CTS Corporation
Elkhart, Indiana
May 14, 2007

/s/ Donald K. Schwanz Donald K. Schwanz President and Chief Executive Officer	/s/ Vinod M. Khilnani Vinod M. Khilnani Senior Vice President and Chief Financial Officer

cts corporation S-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of CTS Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CTS Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CTS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Our assessment identified the following control weaknesses at the Moorpark and Santa Clara locations that in the aggregate constitute a material weakness in the Company’s internal control over financial reporting:

(i)	Monitoring and accountability over the operating effectiveness of the reconciliation and journal entry controls including lack of effective Internal Audit understanding of processes and controls at the Moorpark and Santa Clara locations

(ii)	Inappropriate or ineffective vendor masterfile and accounts payable approval controls
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated May 14, 2007, which expressed an unqualified opinion on those financial statements.
In our opinion, management’s assessment that CTS Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CTS Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statement referring to the control changes the Company intends to implement during 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTS Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years then ended and our report dated May 14, 2007 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton llp

Grant Thornton LLP
Chicago, Illinois
May 14, 2007