Form 10-Q
period 2007-04-01
CTS CORP
filed 2007-05-31
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 29, 2007: 35,884,265.

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended
	April 1, 2007	April 2, 2006

Net sales	$163,258	$150,493
Costs and expenses:
Cost of goods sold	132,920	120,452
Selling, general, and administrative expenses	21,241	16,886
Research and development expenses	4,120	4,092
Loss/(gain) on sales of assets	29	(496)
Restructuring charge	—	1,962
Operating earnings	4,948	7,597
Other (expense) income:
Interest expense	(691)	(1,111)
Interest income	479	125
Other	386	3
Total other expense	174	(983)

Earnings before income taxes	5,122	6,614
Income tax expense - Note J	1,076	1,574
Net earnings	$4,046	$5,040

Net earnings per share - Note H
Basic	$0.11	$0.14

Diluted	$0.11	$0.13

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	35,824	35,821
Diluted	40,410	40,234

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	April 1, 2007	December 31, 2006*
ASSETS
Current Assets
Cash and cash equivalents	$36,364	$38,630
Accounts receivable, less allowances (2007 - $2,182; 2006 - $2,139)	101,671	106,012
Inventories, net - Note C	71,763	60,543
Other current assets	23,495	22,435
Total current assets	233,293	227,620
Property, plant and equipment, less accumulated depreciation (2007 - $263,577; 2006 - $259,548)	94,082	96,468
Other Assets
Prepaid pension asset - Note E	102,899	100,666
Goodwill	24,657	24,657
Other intangible assets	38,359	39,154
Deferred income taxes – Note J	33,298	37,401
Other	1,858	1,867
Total other assets	201,071	203,745
Total Assets	$528,446	$527,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$3,513	$5,425
Current portion of long-term debt – Note D	—	186
Accounts payable	76,168	78,205
Accrued liabilities	42,501	41,865
Total current liabilities	122,182	125,681
Long-term debt - Note D	60,000	60,635
Other long-term obligations	22,668	22,494
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 53,766,073 shares issued at April 1, 2007 and 53,718,801 shares issued at December 31, 2006	277,123	276,553
Additional contributed capital	28,304	27,899
Retained earnings	318,340	315,370
Accumulated other comprehensive loss	(30,622)	(31,283)
	593,145	588,539
Cost of common stock held in treasury (2007 - 17,897,708 shares and 2006 - 17,717,657 shares)	(269,549)	(269,516)
Total shareholders’ equity	323,596	319,023
Total Liabilities and Shareholders’ Equity	$528,446	$527,833
*The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net earnings	$4,046	$5,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,772	6,687
Equity-based compensation – Note B	1,094	865
Changes in assets and liabilities:
Accounts receivable	4,341	(3,216)
Inventories	(11,220)	(366)
Other current assets	(980)	(2,906)
Prepaid pension asset	(2,233)	(1,197)
Accounts payable and accrued liabilities	2,642	(1,825)
Other	656	(453)
Total adjustments	72	(2,411)
Net cash provided by operating activities	4,118	2,629

Cash flows from investing activities:
Capital expenditures	(2,687)	(2,479)
Proceeds from sales of assets	36	513
Net cash used in investing activities	(2,651)	(1,966)

Cash flows from financing activities:
Payments of long-term debt	(857)	(34,165)
Proceeds from borrowings of long-term debt	—	34,040
Increase (decrease) in short-term notes payable	(1,912)	825
Dividends paid	(1,076)	(1,076)
Other	36	39
Net cash used in financing activities	(3,809)	(337)

Effect of exchange rate on cash and cash equivalents	76	282
Net increase (decrease) in cash and cash equivalents	(2,266)	608

Cash and cash equivalents at beginning of year	38,630	12,029
Cash and cash equivalents at end of period	$36,364	$12,637

Supplemental cash flow information
Cash paid during the period for:
Interest	$228	$559
Income taxes—net	$162	$1,360

See notes to condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net earnings	$4,046	$5,040
Other comprehensive earnings:
Cumulative translation adjustment	1	535
Amortization of retirement benefit adjustments (net of tax)	660	—
Comprehensive earnings	$4,707	$5,575

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED
April 1, 2007

NOTE A - Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE B - Equity-Based Compensation

Effective January 1, 2006, CTS adopted the provisions of the Financial Accounting Standards Board’s (FASB) Financial Accounting Standard (FAS) No. 123(R), “Share-Based Payment.”  FAS No. 123(R) requires that CTS recognize expense related to the fair value of equity-based compensation awards in the Unaudited Condensed Consolidated Statement of Earnings.

At April 1, 2007, CTS had five equity-based compensation plans:  the 1988 Restricted Stock and Cash Bonus Plan (1988 Plan), the 1996 Stock Option Plan (1996 Plan), the 2001 Stock Option Plan (2001 Plan), the Nonemployee Directors’ Stock Retirement Plan (Directors’ Plan), and the 2004 Omnibus Long-Term Incentive Plan (2004 Plan).  As of December 2004, additional grants can only be made under the 2004 Plan.  CTS believes that equity based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statement of Earnings for the three months ended April 1, 2007 and April 2, 2006 relating to these plans:

($ in thousands)	April 1, 2007	April 2, 2006
Stock options (1)	$178	$223
Restricted stock units	875	581
Restricted stock	41	61
Total	$1,094	$865

(1)	Stock option expense includes $5 and $14 in the quarters ending April 1, 2007 and April 2, 2006, respectively, related to non-employee director stock options.
_______________________

The following table summarizes the status of these plans as of April 1, 2007:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	323,300	879,388	296,550
Restricted stock units outstanding	574,961	—	—
Awards exercisable	122,188	818,188	283,950
Awards available for grant	5,426,447	—	—

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

A summary of the status of stock options as of April 1, 2007 and April 2, 2006, and changes during the three-month periods then ended, is presented below:

	April 1, 2007		April 2, 2006
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,526,863	$15.88	1,567,499	$15.93
Granted	—	—	—	—
Exercised	(9,150)	8.59	(16,000)	8.54
Expired	(7,625)	37.32	(20,475)	26.93
Forfeited	(10,850)	11.66	(7,050)	9.31
Outstanding at end of period	1,499,238	$15.85	1,523,974	$15.89
Exercisable at end of period	1,187,488	$16.96	1,061,481	$18.38

The total intrinsic value of share options exercised during the quarters ended April 1, 2007 and April 2, 2006 was $54,600 and $65,000, respectively.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at April 1, 2007 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	5.5 years	$3,776
Options exercisable	4.9 years	3,082

A summary of the nonvested stock options as of April 1, 2007 and April 2, 2006, and changes during the three-month periods then ended, is presented below:

	April 1, 2007		April 2, 2006
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	340,900	$6.11	488,943	$6.94
Granted	—	—	—	—
Vested	(18,300)	4.96	(19,400)	4.62
Forfeited	(10,850)	6.95	(7,050)	4.64
Nonvested at end of period (1)	311,750	$6.15	462,493	$7.06

(1) Based on historical experience CTS currently expects approximately 310,000 of these options to vest.
__________________________

The total fair value of shares vested during the quarters ended April 1, 2007 and April 2, 2006 was $91,000 and $90,000, respectively.  As of April 1, 2007, there was $472,000 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at April 1, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual of	Exercise	Exercisable	Exercise
Prices	at 4/1/07	Life (Years)	Price	At 4/1/07	Price
$7.70 – 11.11	849,513	6.4	$9.39	632,863	$8.95
13.68 – 16.24	234,300	6.6	14.11	139,200	14.36
23.00 – 33.63	314,175	3.8	24.53	314,175	24.53
35.97 – 50.00	100,750	3.5	46.94	100,750	46.94
56.94 – 79.25	500	2.7	79.25	500	79.25

Service-Based Restricted Stock Units

Service-based restricted stock units (RSUs) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a five-year period.  A summary of the status of RSUs as of April 1, 2007 and April 2, 2006, and changes during the three-month periods then ended is presented below:

	April 1, 2007		April 2, 2006
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	658,138	12.21	525,898	$11.49
Granted	1,500	15.65	20,000	12.26
Converted	(56,377)	13.48	(12,310)	12.27
Forfeited	(28,300)	12.25	(13,460)	11.25
Outstanding at end of period	574,961	12.35	520,128	$11.51
Weighted-average remaining contractual life	4.3 years		4.9 years

As of April 1, 2007, there was $3.3 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units

During the first quarter of 2007, CTS established performance-based restricted stock unit awards for certain executives.  Executives will receive between 0% to 200% of their target awards based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  Restricted stock unit awards will be made in 2008 following a determination of the extent to which performance goals were achieved.  Performance-based restricted stock units will cliff vest and convert one-for-one to CTS common stock three years after the end of the 2007 fiscal year.   CTS intends to review its assumptions about the level of performance goal achievement on a quarterly basis and to adjust the related compensation expense accordingly.  CTS recorded compensation expense of $45,000 related to performance-based restricted stock units during the first quarter of 2007.

Restricted Stock and Cash Bonus Plan

CTS’ 1988 Plan originally reserved 2,400,000 shares of CTS’ common stock for sale at market price, or award, to key employees.  Under the 1988 Plan, 28,866 shares of Restricted Stock were outstanding as of April 1, 2007.  Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS.  In general, restrictions lapse at the rate of 20% per year beginning one year from the grant date.  In addition, the 1988 Plan provides for a cash bonus to the participant equal to the fair market value of shares on the dates restrictions lapse, in the case of an award.  The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award or sale. As of April 1, 2007, there was $144,000 of total unrecognized compensation cost related to nonvested Restricted Stock.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors Plan was frozen effective December 1, 2004.  All future grants will be from the 2004 Plan.

NOTE C - Inventories

Inventories consist of the following:

($ in thousands)	April 1, 2007	December 31, 2006
Finished goods	$14,871	$12,336
Work-in-process	16,767	15,059
Raw materials	40,125	33,148
Total inventories	$71,763	$60,543

NOTE D – Debt

Long-term debt was comprised of the following:

($ in thousands)	April 1, 2007	December 31, 2006
Revolving credit agreement due in 2011	$—	$—
Convertible, senior subordinated debentures at a weighted-average interest rate of 2.125%, due in 2024	60,000	60,000
Term loan, weighted-average interest rate of 8.0% (2007) and 7.3% (2006), due in 2011	—	821
	60,000	60,821
Less current maturities	—	186
Total long-term debt	$60,000	$60,635

On June 27, 2006, CTS entered into a new $100 million, unsecured revolving credit agreement.  Under the terms of the new revolving credit agreement, CTS can expand the credit facility to $150 million.  There were no amounts outstanding under the new revolving credit agreement at April 1, 2007.  Interest rates on the new revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the new revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at April 1, 2007.  The new revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the new revolving credit agreement.  CTS was in compliance with all debt covenants at April 1, 2007.

The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end.  Due to the accounting investigation described in Note B "Restatement of the Consolidated Financial Statements" in CTS' Annual Report on Form 10-K filed on May 15, 2007, the company and its lenders entered into an agreement under which the lenders agreed to waive these dates until June 30, 2007.  Additionally, the new revolving agreement contains restrictions limiting CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments.  The new revolving credit agreement expires in June 2011.  The former $75 million revolving credit agreement was terminated in connection with the execution of the new revolving credit agreement.

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

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of April 1, 2007, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

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

As of December 31, 2006, the Company also had an $0.8 million (denominated in Thailand Baht) outstanding term loan that was assumed in connection with the acquisition of SMTEK.  This loan was secured by machinery and equipment at the Thailand manufacturing facility and was repaid by CTS in March 2007.

NOTE E - Retirement Plans

Effective December 31, 2006, CTS adopted all of the provisions of FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  FAS No. 158 requires employers to: a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS No. 87, “Employers’ Accounting for Pensions,” or FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. As required by the standard, CTS has applied these FAS No. 158 requirements prospectively.

Net pension (income) / postretirement expense for the three months ended April 1, 2007 and April 2, 2006 includes the following components:

	Pension Plans		Other Postretirement Benefit Plans
($ in thousands)	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Service cost	$1,211	$1,276	$6	$4
Interest cost	2,996	3,012	83	75
Expected return on plan assets [1]	(6,338)	(6,175)	—	—
Amortization of prior service cost	225	134	—	—
Amortization of gain/loss	839	644	—	—
Curtailment loss	—	325	—	(81)
(Income)/expense, net	$(1,067)	$(784)	$89	$(2)

1 Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
_____________________

In the first quarter of 2006, CTS recognized a pension plan curtailment loss of approximately $0.3 million and another postretirement benefit plan curtailment gain of approximately $0.1 million due to reduced employment levels.  Also, effective April 1, 2006, CTS closed one of its U.S. defined benefit plans to new participants.

NOTE F - Segments

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
First Quarter of 2007
Net sales to external customers	$93,726	$69,532	$163,258
Segment operating earnings	3	4,945	4,948
Total assets	170,179	358,267	528,446

First Quarter of 2006
Net sales to external customers	$82,865	$67,628	$150,493
Segment operating earnings	(781)	10,499	9,718
Total assets	154,041	384,227	538,268

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

($ in thousands)	First Quarter 2007	First Quarter 2006
Total segment operating earnings	$4,948	$9,718
Restructuring and related charges - Components and Sensors	—	(2,121)
Interest expense	(691)	(1,111)
Interest income	479	125
Other income	386	3
Earnings before income taxes	$5,122	$6,614

NOTE G -Contingencies

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

NOTE H - Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the quarters ending April 1, 2007 and April 2, 2006.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2007
Basic EPS	$4,046	35,824	$0.11
Effect of dilutive securities:
Convertible debt	251	4,000
Equity-based compensation plans	—	586
Diluted EPS	$4,297	40,410	0.11

First Quarter 2006
Basic EPS	$5,040	35,821	$0.14
Effect of dilutive securities:
Convertible debt	241	4,000
Equity-based compensation plans		413
Diluted EPS	$5,281	40,234	$0.13

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2007 and 2006 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended
(Number of shares in thousands)	April 1, 2007	April 2, 2006
Stock options where the assumed proceeds exceed the average market price of common shares during the period	550	834
Securities related to the 6.5% convertible debentures	—	274

NOTE I – Leases

CTS incurred approximately $1.5 million and $1.3 million of rent expense in the quarters ending April 1, 2007 and April 2, 2006, respectively.  The future minimum lease payments under the Company’s operating leases are $4.2 million for the remainder of 2007, $4.6 million in 2008, $4.3 million in 2009, $3.0 million in 2010, $2.3 million in 2011, and $2.7 million thereafter.

NOTE J – Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements.

At the date of adoption, CTS had approximately $4.3 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Of this amount, approximately $3.6 million was reclassified from current tax liabilities to a reduction of the long-term deferred tax asset in accordance with the provisions of FIN 48.  The remaining $0.7 million was reclassified from current tax liabilities to long term deferred tax liabilities.  Adoption of this interpretation had no other impact on the Company’s condensed consolidated financial statements.  For the three months ended April 1, 2007, CTS did not have a change to its total unrecognized tax benefits of $4.3 million.  These benefits are not expected to be realized within the next twelve months.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. As of April 1, 2007, there were no significant amounts accrued for interest and/or penalties related to uncertain income tax positions.

The Company’s tax years are subject to examination for all U.S. jurisdictions from 2003 through 2006.  The international tax statutes vary widely and the tax years subject to examination range from 2001 through 2006. Taxing authorities also have the ability to review prior tax years to the extent of net operating losses and tax credit carryforwards and apply these changes to open tax years. CTS does not anticipate any significant changes in the unrecognized tax benefits within the next twelve months as the result of examinations or lapse of statutes of limitation.

The provisions for income taxes for the first quarter of 2007 were calculated using an estimated full year rate of 21.0% compared to 23.8% for the first quarter of 2006 and an actual effective rate of  21.1% for the full year 2006.  The reduction in the effective tax rate between first quarter 2006 and first quarter 2007 was attributable to a higher percentage of foreign earnings on lower taxed jurisdictions relative to total foreign earnings.

NOTE K – New Accounting Pronouncements

EITF 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-03).  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenue and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The previsions of EITF 06-3 are effective for CTS as of January 1, 2007.  CTS classifies sales taxes on a net basis in its consolidated financial statements.

FAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”(FAS No. 157).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. FAS No. 157 is effective for CTS beginning January 1, 2008. CTS is currently reviewing the provisions of FAS No. 157, but does not expect it to have a material impact on its consolidated financial statements.

FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS No. 159).  FAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases.  This statement is effective for CTS beginning January 1, 2008.  CTS does not expect FAS No. 159 to have a material impact on its consolidated financial statements.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CTS is a global manufacturer of components and sensors used primarily in the automotive, communications, and computer markets. The Company also provides electronic manufacturing solutions, including design and supply chain management functions, primarily serving the communications, computer, industrial, medical and defense and aerospace markets under contract arrangements with the original equipment manufacturers (OEMs).  Sales and marketing are accomplished through CTS sales engineers, independent manufacturer’s representatives, and distributors. Sales are reported through two segments, Electronics Manufacturing Services (EMS) and Components and Sensors.

In the first quarter of 2007, sales of EMS and Components and Sensors segments represented 57.4% and 42.6% of CTS’ total sales respectively, compared to 55.1% and 44.9% respectively in the first quarter of 2006.

As discussed in more detail throughout the Management's Discussion and Analysis:

•
Sales increased by $12.8 million, or 8.5%, in the first quarter of 2007 from the first quarter of 2006.  Sales in the EMS segment increased by 13.1% compared to the first quarter of 2006, while sales in the Components and Sensors segment increased by 2.8% versus the first quarter of 2006.

•
Gross margins, as a percent of sales, were 18.6% and 20.0% in the first quarter of 2007 and 2006, respectively.  Gross margins decreased due to an unfavorable change in the segment sales mix versus the first quarter of 2006 as the EMS segment, which inherently generates a lower gross margin, increased to 57.4% of total sales in first quarter of 2007 compared to 55.1% of total sales in the same period of 2006.  In addition, higher sales of lower margin products in the Components and Sensor Segment affected the gross margins adversely.  Royalty income was also lower year-over-year.

•
Selling, general and administrative, and research and development expenses were 15.5% of total sales in the first quarter of 2007 compared to 13.9% of total sales in the first quarter of 2006.  Growth in the percent of sales is primarily related to two factors.  First quarter 2007 included approximately $1.3 million of legal and accounting fees associated with the recent accounting investigation (refer to Note B, “Restatement of the Consolidated Financial Statements” in CTS’ Annual Report on Form 10-K filed May 15, 2007), while first quarter 2006 included approximately $1.5 million for a favorable insurance claim settlement, which had the effect of reducing general and administrative expenses.

•
Income taxes for the first quarter of 2007 were calculated using an estimated full-year rate of 21.0% compared to 23.8% for the first quarter of 2006 and an actual effective rate of 21.1% for the full year 2006.

•	Net earnings were $4.0 million, or $0.11 per diluted share, in the first quarter of 2007 compared with $5.0 million, or $0.13 per diluted share, in the first quarter of 2006.

•
First quarter 2007 earnings per diluted share were adversely impacted by approximately $0.02 per share of legal and accounting fees associated with the recent accounting investigation.  First quarter 2006 diluted earnings per share were $0.13, including restructuring and related costs of $0.04 per share for the consolidation of the Berne, Indiana operation.  First quarter 2006 results benefited from a $0.03 per share favorable insurance claim settlement and approximately $0.02 per share from higher royalty income.

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

▪	Estimating inventory valuation, the allowance for the doubtful accounts, and other accrued liabilities

▪	Valuation of long-lived and intangible assets, and depreciation/amortization periods

▪	Income taxes

▪	Retirement plans

▪	Equity-based compensation

In the first quarter of 2007, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of First Quarter 2007 and First Quarter 2006

Segment Discussion

Refer to Note F, “Segments,” for a description of the Company’s segments.

The following table highlights the segment results for the three-month periods ending April 1, 2007 and April 2, 2006:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Quarter 2007
Sales	$69,532	$93,726	$163,258
Segment operating earnings	4,945	3	4,948
% of sales	7.1%	0.0%	3.0%

First Quarter 2006
Sales	$67,628	$82,865	$150,493
Segment operating earnings	10,499	(781)	9,718
% of sales	15.5%	(0.9)%	6.5%

Sales in the Components and Sensors segment increased $1.9 million, or approximately 2.8% from the first quarter of 2006, attributed primarily to higher automotive component demand partially offset by a decrease in electronic component sales.

The Components and Sensors segment operating earnings were $4.9 million in the first quarter of 2007 versus $10.5 million in the first quarter of 2006.  Despite the favorable impact of higher sales, segment operating earnings decreased $5.6 million.  Approximately half of the decrease resulted from several unusual items in the first quarter of 2006.  First quarter 2006 included higher than normal royalty payments of $0.7 million, gains on sales of assets of $0.5 million and a favorable insurance claim of $1.5 million.  The remaining unfavorable earnings change resulted from less favorable product mix and higher operating expenses, including the incremental legal and accounting fees and increased severance costs.

The EMS segment recorded a sales increase of $10.9 million, or 13.1%, in the first quarter of 2007 versus the first quarter of 2006.  The increase in sales was attributable primarily to higher sales into the defense and aerospace, communications, and industrial markets, partially offset by continuing lower sales into the computer market.

The EMS segment operating earnings, at breakeven, improved $0.8 million primarily due to better gross margins resulting from higher sales volume and more favorable product mix, partially offset by incremental legal and accounting fees incurred in the first quarter of 2007.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated statements of earnings for the three-month periods ended April 1, 2007 and April 2, 2006:

	Three months ended
($ in thousands, except net earnings per share)	April 1, 2007	April 2, 2006	Increase (Decrease)
Net sales	$163,258	$150,493	$12,765
Restructuring-related costs	-	159	(159)
% of net sales	-%	0.1%	(0.1)%

Gross margin	30,338	30,041	297
% of net sales	18.6%	20.0%	(1.4)%

Selling, general and administrative expenses	21,240	16,886	4,354
% of net sales	13.0%	10.9%	2.1%

Research and development expenses	4,120	4,092	28
% of net sales	2.5%	2.7%	(0.2)%

(Gain)/Loss on asset sales	29	(496)	525

Restructuring charge	-	1,962	(1,962)
% of net sales	-%	1.3%	(1.3)%

Operating earnings	4,948	7,597	(2,649)
% of net sales	3.0%	5.0%	(2.0)%

Income tax expense	1,076	1,574	(498)

Net earnings	4,046	5,040	(994)
% of net sales	2.5%	3.3%	(0.8)%

Net earnings per share - diluted	$0.11	0.13	$(0.02)

First quarter sales of $163.3 million increased $12.8 million, or 8.5%, from the first quarter of 2006.  The increase was attributable primarily to higher sales of $10.9 million from the EMS segment.  The Components and Sensors segment sales increased $1.9 million from strong automotive new product demand, partially offset by lower electronic component demand.

Gross margin as a percent of sales was 18.6% in the first quarter of 2007 compared to 20.0% the first quarter of 2006 due to unfavorable segment sales mix, lower royalties and less favorable product mix.  The Components and Sensors segment decreased to 42.6% of total sales in the first quarter of 2007 compared to 44.9% of total sales in the same period of 2006.  The gross margin decrease was partially offset by higher sales volumes.

Selling, general and administrative expenses were $21.2 million, or 13.0% of sales, in the first quarter of 2007 versus $16.9 million, or 11.2% of sales in the first quarter of 2006.  Growth in the percent of sales is primarily related to two factors.  First quarter 2007 included approximately $1.3 million of legal and accounting fees associated with the recent accounting investigation, while first quarter 2006 included approximately $1.5 million for a favorable insurance claim settlement.  Research and development expenses were $4.1 million, or 2.5% of sales in the first quarter of 2007 versus $4.1 million, or 2.7% of sales in the first quarter of 2006.  Research and development expenditures in the EMS segment are typically much lower than in the Components and Sensors segment.  Significant ongoing research and development activities continue in Components and Sensors to support expanded application and new product development.

Operating earnings were $4.9 million in the first quarter of 2007 compared to $7.6 million in the first quarter of 2006.   The decrease in operating earnings was primarily attributable to higher selling, general and administrative expenses as described above, partially offset by lower restructuring and related costs of $2.1 million.

Income taxes for the first quarter of 2007 were calculated using an estimated full-year rate of 21.0% compared to 23.8% for the first quarter of 2006 and an actual effective rate of 21.1% for the full year 2006.

Net earnings were $4.0 million, or $0.11 per diluted share, in the first quarter of 2007 compared to $5.0 million, or $0.13 per diluted share, in the first quarter of 2006.

Outlook

Based on the first quarter results and the outlook for the remainder of the year, CTS expects full-year 2007 sales to grow by 5% - 8% over 2006.  Full-year diluted earnings per share are expected to be in a range of $0.71 to $0.75.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $36.4 million at April 1, 2007 compared to $38.6 million at December 31, 2006.  Total debt on April 1, 2007 was $63.5 million, lower than $66.2 million at the end of 2006.  Total debt as a percentage of total capitalization was 16.4% at the end of the first quarter of 2007, compared with 17.2% at the end of 2006.

Working capital increased $9.2 million in the first quarter of 2007 versus year-end 2006, primarily driven by the following:

•
Inventory increased by $11.2 million in part attributable to a planned build-ahead for a certain customer program.  This customer had prepaid $7.0 million, which is held in a customer deposit account, and has been used to offset approximately $4.5 million of inventory costs.

•	Accounts payable decreased by $2.0 million.

Working capital increases were partially offset by:

•	Accounts receivable decreased by $4.3 million.

•	Accrued liabilities increased by $0.6 million.

Cash Flow

Operating Activities

Net cash provided by operating activities was $4.1 million for the first quarter of 2007.  Components of net cash provided by operating activities include net earnings of $4.0 million, depreciation and amortization expense of $5.8 million and equity-based compensation of $1.1 million, offset by unfavorable changes in assets and liabilities of $6.8 million.  The unfavorable changes in assets and liabilities were primarily due to increased inventory of $11.2 million and an increase in prepaid pension asset of $2.2 million, partially offset by decreased accounts receivable of $4.3 million and increased accounts payable and accrued liabilities of $2.6 million.

Net cash provided by operating activities was $2.6 million for the first quarter of 2006.  Components of net cash provided by operating activities included net earnings of $5.0 million, depreciation and amortization expense of $6.7 million and equity-based compensation of $0.9 million, partially offset by unfavorable changes in assets and liabilities of $10.0 million.  The unfavorable changes in assets and liabilities were primarily due to increased accounts receivables of $3.2 million, an increase in other current assets of $2.9 million, an increase in prepaid pension asset of $1.2 million and a decrease in accounts payable and accrued liabilities of $1.8 million.

Total free cash flow in the first quarter of 2007 was $1.4 million compared to free cash flow in the first quarter of 2006 of $0.1 million.

Free cash flow is a non-GAAP financial measure that CTS defines as net cash provided by operations less capital expenditures.  The most comparable GAAP measure is net cash provided by operations.  CTS' management uses free cash flow to evaluate financial performance and in strategic planning, specifically, for investing and financing decisions.  CTS' management believes that free cash flow is a useful measure because it indicates the ability of a business operation to fund its own required capital investments.  CTS' management believes that the non-GAAP measure free cash flow is useful to investors because it reflects the performance of its overall operations more accurately than net cash provided by operations and because it provides investors with the same results that management uses as the basis for making decisions about the business.  Free cash flow is not an indicator of residual cash available for discretionary spending, because it does not take into account mandatory debt service or other non-discretionary spending requirements which are not deducted in the calculation of free cash flow.  CTS' management takes these limitations into account when using free cash flow to make investing and financing decisions.

The following table summarizes free cash flow for CTS:

	Three Months Ended
($ in millions)	April 1, 2007	April 2, 2006
Net cash provided by operations	$4.1	$2.6
Capital expenditures	(2.7)	(2.5)
Free cash flow	$1.4	$0.1

Net cash used in investing activities was $2.7 million for the first quarter of 2007, primarily for capital expenditures.

Net cash used in investing activities was $2.0 million for the first quarter of 2006, including $2.5 million used for capital expenditures partially offset by $0.5 million in proceeds for sale of assets.

Net cash used in financing activities for the first quarter of 2007 was $3.8 million, consisting primarily of $2.8 million in decreased short-term and long-term debt and $1.1 million in dividend payments.

Net cash used in financing activities for the first quarter of 2006 was $0.3 million, consisting primarily of $1.1 million in dividend payments partially offset by $0.8 million in increased short-term notes payable.

Capital Resources

Refer to Note D, “Debt,” for further discussion.

On June 27, 2006, CTS entered into a new $100 million, unsecured revolving credit agreement.  Under the terms of the new revolving credit agreement, CTS can expand the credit facility to $150 million.  There were no amounts outstanding under the new revolving credit agreement at April 1, 2007.  Interest rates on the new revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the new revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at April 1, 2007.  The new revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the new revolving credit agreement.  CTS was in compliance with all debt covenants at April 1, 2007.  Additionally, the new revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations;  engage in certain transactions with CTS' subsidiaries and affiliates, and limiting the amounts allowed for stock repurchases and dividend payments.  The new revolving credit agreement expires in June 2011.  The former $75 million revolving credit agreement was terminated in connection with the execution of the new revolving credit agreement.

As described in Note B to the Consolidated Financial Statements in CTS’ Annual Report on Form 10-K filed May 15, 2007, the Company commenced an investigation of accounting misstatements at its Moorpark, California manufacturing location in February 2007.   As a result, the Company was unable to file its 2006 Annual Report on Form 10-K on time and was unable to file its quarterly report on Form 10-Q for the first quarter of 2007 within the time required by Securities and Exchange Commission regulations.  Accordingly, on March 13, 2007, the Company and its lenders entered into an agreement under which the lenders agreed to waive, until June 30, 2007, the requirements under the new credit agreement that CTS deliver quarterly financial statements, annual financial statements, auditor certifications and compliance certificates with respect to the quarter ending April 1, 2007 and the year ended December 31, 2006.

CTS believes cash flows from operating activities and available borrowings under its revolving credit agreement will be adequate to fund its working capital and capital expenditure requirements.  CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of common stock.  The authorization expires June 30, 2007. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  During 2006, CTS repurchased 170,600 shares at a total cost of $2.3 million.   During the first quarter of 2007 no shares were repurchased.  At April 1, 2007 and December 31, 2006, CTS was authorized to repurchase approximately 690,000 additional shares.

On December 14, 1999, CTS’ shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission.  CTS could initially offer up to $500.0 million in any combination of debt securities, common stock, preferred stock or warrants under the registration statement.  During the first three months of 2007, CTS did not issue any securities under this registration statement.  As of April 1, 2007, CTS could offer up to $435.1 million of additional debt and/or equity securities under this registration statement.  On May 9, 2007, CTS filed a post-effective amendment on Form S-1 to deregister all of the securities remaining unsold under the registration statement.

New Accounting Pronouncements

EITF 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-03).  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenue and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The previsions of EITF 06-3 are effective for CTS as of January 1, 2007.  CTS classifies sales taxes on a net basis in its consolidated financial statements.

FAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”(FAS No. 157).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. FAS No. 157 is effective for CTS beginning January 1, 2008. CTS is currently reviewing the provisions of FAS No. 157, but does not expect it to have a material impact on its consolidated financial statements.

FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS No. 159).  FAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases.  This statement is effective for CTS beginning January 1, 2008.  CTS does not expect FAS No. 159 to have a material impact on its consolidated financial statements.

*****

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact.  Forward-looking statements are based on management’s expectations, certain assumptions and currently available information.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements.  For more detailed information on the risks and uncertainties associated with CTS’ business, see our reports filed with the SEC.  Examples of factors that may affect future operating results and financial condition include, but are not limited to: rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense & aerospace, and medical markets; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks; and the impact of the accounting misstatements at its Moorpark and Santa Clara, California locations.  CTS undertakes no obligation to publicly update its forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in CTS’ market risk since December 31, 2006.

Item 4.	Controls and Procedures

CTS’ management is responsible for establishing and maintaining effective disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

In February 2007, CTS announced that it was investigating incorrect accounting entries at its Moorpark, California manufacturing location and that its financial statements for the first three quarters of 2006 should not be relied upon.  The investigation determined that incorrect entries transferred significant costs from income statement accounts, primarily cost of goods sold, to balance sheet accounts, primarily accounts payable, beginning in 2005 and continuing through 2006.  For more information on these matters, please refer to Item 1A, Risk Factors; Item 9A Controls and Procedures; Note B to the consolidated financial statements, “Restatement of the Consolidated Financial Statements”; and Management 's Report on Internal Control over Financial Reporting in CTS’ 2006 Annual Report on Form 10-K filed May 15, 2007.  Management determined that the effect of the misstatements on CTS' 2006 consolidated financial statements was material and accordingly amendments to CTS’ 2006 Quarterly Reports on Form 10-Q/A restating CTS' condensed consolidated financial statements for each of the first three quarters of 2006 were filed contemporaneously with CTS’ 2006 Annual Report on Form 10-K. In addition, as a result of the incorrect entries discussed above CTS restated its consolidated financial statements for the year ended December 31, 2005 in its 2006 Annual Report on Form 10-K.

In its assessment of internal control over financial reporting for the year ended December 31, 2006, CTS' management concluded that a material weakness existed in CTS' internal control over financial reporting. The following control deficiencies, on a combined basis, resulted in the material weakness related to the Moorpark and Santa Clara, California manufacturing locations:

•	Monitoring and accountability over the operating effectiveness of controls including effective operation of designed controls over reconciliations, journal entry approval and oversight.

•	Ability to set-up fictitious vendors and ability to make payments to vendors without appropriate support and approval.

•	Lack of effectiveness of the internal audit function to obtain an understanding of process and controls at the Moorpark and Santa Clara, California locations.

Prior to identifying the material weakness described above, CTS’ management had taken actions to strengthen the  Moorpark and Santa Clara accounting organization by replacing the Moorpark plant controller and adding a Santa Clara plant controller.  Since identifying the material weakness, CTS has implemented the following changes to strengthen its internal control over financial reporting:

•	Increased review and approval of all manual journal entries by the entity controllers.
•	Increased review and approval of all account reconciliation activities by the entity controllers.
•	Added a senior Corporate accountant to provide additional review and oversight of all key accounting processes globally, including manual journal entries and key account reconciliations.
•	Increased internal audit resources and revised internal audit programs to increase the scope and frequency of audits.
•	Standardized and strengthened the account reconciliation process at both Moorpark and Santa Clara.
•	Completed a review of all Moorpark and Santa Clara vendors.
•	Removed the controllers’ ability to set-up vendors and make payments through the financial information system.

Management believes these actions have strengthened the internal control environment at both Moorpark and Santa Clara and that these actions will remediate the material weakness described above.  These internal control enhancements will be tested throughout the year to confirm that they are operating effectively.

In addition, CTS intends to implement the following changes over the course of 2007 to further strengthen its internal control environment:

•	Further enhance the Moorpark and Santa Clara reporting system documentation and user training.
•	Continue to strengthen operating policies, including policies around pricing adjustments, customer returns and vendor disputes at all CTS locations.
•	Institute additional operational monitoring reports to review and track early warning signs e.g. short payments, premium freight and customer rejects at all CTS locations.
•	Further enhance and document CTS’ annual vendor certification process at all CTS locations.
•	Standardize and strengthen the account reconciliation process at all CTS locations.

As of April 1, 2007 CTS' management, including its Chief Executive Officer and its Chief Financial Officer, have carried out an evaluation of the effectiveness of CTS' disclosure controls and procedures.  Based on the determination that the material weakness remediations in CTS' internal control over financial reporting described above have not been fully tested, CTS’ Chief Executive Officer and Chief Financial Officer have determined that CTS' disclosure controls and procedures were not effective as of April 1, 2007.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in CTS' internal control over financial reporting for the quarter ended April 1, 2007 that have materially affected or are reasonably likely to materially affect CTS' internal control over financial reporting.

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

There have been no significant changes in the Company’s risk factors since December 31, 2006.

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

CTS Corporation	CTS Corporation
/s/ Richard G. Cutter III	/s/ Vinod M. Khilnani
Richard G. Cutter III	Vinod M. Khilnani
Vice President, Secretary and General Counsel	Senior Vice President and Chief Financial Officer

Dated: May 31, 2007	Dated: May 31, 2007