Form 10-Q
period 2007-07-01
CTS CORP
filed 2007-07-31
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2007: 35,582,031.

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1.       Financial Statements

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	$169,624	$165,925	$332,882	$316,418
Costs and expenses:
Cost of goods sold	136,680	134,157	269,600	254,609
Selling, general and administrative expenses	20,940	19,222	42,210	35,612
Research and development expenses	4,102	4,070	8,222	8,162
Restructuring charge	—	920	—	2,882
Operating earnings	7,902	7,556	12,850	15,153
Other (expense) income:
Interest expense	(681)	(1,034)	(1,372)	(2,145)
Interest income	486	198	965	323
Other	(232)	59	154	62
Total other expense	(427)	(777)	(253)	(1,760)

Earnings before income taxes	7,475	6,779	12,597	13,393
Income tax expense - Note I	1,570	1,520	2,646	3,094
Net earnings	$5,905	$5,259	$9,951	$10,299
Net earnings per share - Note H
Basic	$0.16	$0.15	$0.28	$0.29

Diluted	$0.15	$0.14	$0.26	$0.27

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06
Average common shares outstanding:
Basic	35,824	35,843	35,824	35,832
Diluted	40,302	40,145	40,355	40,189

      See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	July 1, 2007	December 31, 2006*
ASSETS
Current Assets
Cash and cash equivalents	$37,161	$38,630
Accounts receivable, less allowances (2007 - $1,683; 2006 - $2,139)	104,990	106,012
Inventories, net - Note C	74,018	60,543
Other current assets	22,947	22,435
Total current assets	239,116	227,620
Property, plant and equipment, less accumulated depreciation (2007 - $269,114 ; 2006 - $259,548)	92,926	96,468
Other Assets
Prepaid pension asset - Note E	105,132	100,666
Goodwill	24,657	24,657
Other intangible assets, net	37,593	39,154
Deferred income taxes	32,955	37,401
Other	1,740	1,867
Total other assets	202,077	203,745
Total Assets	$534,119	$527,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable – Note D	$1,506	$5,425
Current portion of long-term debt - Note D	—	186
Accounts payable	81,611	78,205
Accrued liabilities	43,052	41,865
Total current liabilities	126,169	125,681
Long-term debt - Note D	60,000	60,635
Other long-term obligations	22,410	22,494
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 53,862,444 shares issued at July 1, 2007 and 53,718,801 shares issued at December 31, 2006	278,214	276,553
Additional contributed capital	27,504	27,899
Retained earnings	323,177	315,370
Accumulated other comprehensive loss	(29,463)	(31,283)
	599,432	588,539
Cost of common stock held in treasury (2007 – 18,247,708 shares and 2006 -17,895,708)	(273,892)	(269,516)
Total shareholders’ equity	325,540	319,023
Total Liabilities and Shareholders’ Equity	$534,119	$527,833
* The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Six Months Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net earnings	$9,951	$10,299
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,552	13,218
Prepaid pension asset	(4,466)	(3,131)
Amortization of retirement benefit adjustments	2,128	—
Equity-based compensation – Note B	1,636	2,065
Restructuring charge	—	2,882
Deferred income taxes	(195)	—
Changes in assets and liabilities
Accounts receivable	1,021	(12,921)
Inventories	(13,476)	(2,366)
Other current assets	(331)	(1,690)
Accounts payable and accrued liabilities	8,256	8,797
Other	(611)	274
Total adjustments	5,514	7,128
Net cash provided by operating activities	15,465	17,427

Cash flows from investing activities:
Capital expenditures	(6,271)	(5,848)
Proceeds from sales of assets	45	1,227
Net cash used in investing activities	(6,226)	(4,621)

Cash flows from financing activities:
Payments of long-term debt	(857)	(61,268)
Proceeds from borrowings of long-term debt	—	57,190
Payments of short-term notes payable	(5,026)	(2,031)
Proceeds from borrowings of short-term notes payable	1,107	827
Dividends paid	(2,145)	(2,152)
Purchase of treasury stock	(4,343)	(768)
Other	198	(130)
Net cash used in financing activities	(11,066)	(8,332)

Effect of exchange rate on cash and cash equivalents	358	1,148
Net (decrease) increase in cash and cash equivalents	(1,469)	5,622
Cash and cash equivalents at beginning of year	38,630	12,029
Cash and cash equivalents at end of period	$37,161	$17,651

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,106	$1,847
Income taxes – net	$1,146	$2,729

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net earnings	$5,905	$5,259	$9,951	$10,299
Other comprehensive earnings:
Cumulative translation adjustment	549	1,448	550	1,983
Amortization of retirement benefit adjustments (net of tax)	610	—	1,270	—
Comprehensive earnings	$7,064	$6,707	$11,771	$12,282

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007

NOTE A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Certain reclassifications have been made for the periods presented in the unaudited condensed consolidated financial statements to conform to the classifications adopted in 2007.

NOTE B - Equity-Based Compensation

Effective January 1, 2006, CTS adopted the provisions of the Financial Accounting Standards Board’s (FASB) Financial Accounting Standard (FAS) No. 123(R), “Share-Based Payment.”  FAS No. 123(R) requires that CTS recognize expense related to the fair value of equity-based compensation awards in the Unaudited Condensed Consolidated Statement of Earnings.

At July 1, 2007, CTS had five equity-based compensation plans:  the 1988 Restricted Stock and Cash Bonus Plan (1988 Plan), the 1996 Stock Option Plan (1996 Plan), the 2001 Stock Option Plan (2001 Plan), the Nonemployee Directors’ Stock Retirement Plan (Directors’ Plan), and the 2004 Omnibus Long-Term Incentive Plan (2004 Plan).  As of December 2004, additional grants can only be made under the 2004 Plan.  CTS believes that equity-based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statement of Earnings for the three and six-month periods ending July 1, 2007 and July 2, 2006 relating to equity-based compensation plans:

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Stock options (1)	$58	$548	$236	$771
Restricted stock units	441	595	1,316	1,176
Restricted stock	43	57	84	118
Total	$542	$1,200	$1,636	$2,065

(1)
Stock option expense includes $3 and $11 in the quarters ending July 1, 2007 and July 2, 2006, respectively, and $8 and $25 for the six-month periods ending July 1, 2007 and July 2, 2006, respectively, related to non-employee director stock options.

_______________________

The following table summarizes plan status as of July 1, 2007:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	315,475	859,813	297,800
Restricted stock units outstanding	581,768	—	—
Awards exercisable	162,488	854,213	297,800
Awards available for grant	5,331,489	—	—

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

A summary of the status of stock options as of July 1, 2007 and July 2, 2006, and changes during the six-month periods then ended, is presented below:

	July 1, 2007		July 2, 2006
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,529,863	$15.91	1,567,499	$15.93
Granted	—	—	93,000	13.68
Exercised	(25,150)	8.96	(25,350)	8.55
Expired	(15,900)	29.64	(45,375)	23.41
Forfeited	(15,725)	12.29	(8,400)	9.45
Outstanding at end of period	1,473,088	$15.92	1,581,374	$15.73

Exercisable at end of period	1,314,501	$16.37	1,175,530	$17.24

The total intrinsic value of stock options exercised during the six-month periods ended July 1, 2007 and July 2, 2006 was $126,000 and $114,000 respectively.   The exercise price of options granted during the six-month period ending July 2, 2006 equaled the trading price of the company’s stock on the grant date.  There were no options granted during the six-month period ending July 1, 2007.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at July 1, 2007 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	5.3 years	$ 2,722
Options exercisable	5.0 years	$ 2,580

A summary of the nonvested stock options as of July 1, 2007 and July 2, 2006, and changes during the six-month periods then ended, is presented below:

	July 1, 2007		July 2, 2006
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	340,900	$6.11	488,943	$6.94
Granted	—	—	93,000	6.53
Vested	(166,588)	5.69	(167,699)	5.35
Forfeited	(15,725)	7.58	(8,400)	4.57
Nonvested at end of period	158,587 (1)	$6.41	405,844	$5.59

(1) Based on historical experience, CTS currently expects approximately 100%  of these options to vest.
_____________________

The total fair value of shares vested during the quarters ended July 1, 2007 and July 2, 2006 was approximately $857,000 and $897,000 respectively.  As of July 1, 2007, there was $300,724 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at July 1, 2007:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 7/1/07	Life (Years)	Price	at 7/1/07	Price
$7.70 – 11.11	833,363	6.11	$9.39	742,626	$9.19
13.68 – 16.24	229,425	6.26	14.12	161,575	14.26
23.00 – 33.63	308,550	3.53	24.61	308,550	24.61
35.97 – 50.00	101,250	3.21	46.96	101,250	46.96
55.06 – 79.25	500	2.41	79.25	500	79.25

Service-Based Restricted Stock Units

Service-based restricted stock units (RSUs) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a five-year period.  A summary of the status of RSUs as of July 1, 2007 and July 2, 2006, and changes during the six-month periods then ended is presented below:

	July 1, 2007		July 2, 2006
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	658,938	$12.43	525,898	$11.49
Granted	146,950	11.95	207,600	13.68
Converted	(170,437)	12.39	(99,760)	11.22
Forfeited	(53,683)	12.50	(21,930)	11.29
Outstanding at end of period	581,768	$12.32	611,808	$11.82

Weighted-average remaining contractual life	4.5 years		4.7 years

As of July 1, 2007, there was $3.9 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units
During the first quarter of 2007, CTS established performance-based restricted stock unit awards for certain executives.  Executives will receive between 0% to 200% of their target awards based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  Restricted stock unit awards will be made in 2008 following a determination of the extent to which performance goals were achieved.  Each performance-based restricted stock unit will cliff vest and convert to one share of CTS common stock three years after the end of the 2007 fiscal year.   CTS intends to review its assumptions about the level of performance goal achievement on a quarterly basis and to adjust the related compensation expense accordingly.  CTS recorded compensation expense of approximately $15,000 related to performance-based restricted stock units during the six-months ending July 1, 2007.

Restricted Stock and Cash Bonus Plan
CTS’ 1988 Plan originally reserved 2,400,000 shares of CTS’ common stock for sale at market price, or award, to key employees.  Under the 1988 Plan, 19,066 shares of Restricted Stock were outstanding as of July 1, 2007.  Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS.  In general, restrictions lapse at the rate of 20% per year beginning one year from the grant date.  In addition, the 1988 Plan provides for a cash bonus to the participant equal to the fair market value of shares on the dates restrictions lapse, in the case of an award.  The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award. As of July 1, 2007, there was $100,951 of total unrecognized compensation cost related to nonvested Restricted Stock.  That cost is expected to be recognized over a weighted-average period of 0.7 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors Plan was frozen effective December 1, 2004.  All future grants will be from the 2004 Plan.

NOTE C - Inventories

Inventories consist of the following:

($ in thousands)	July 1, 2007	December 31, 2006
Finished goods	$13,057	$12,336
Work-in-process	17,633	15,059
Raw materials	43,328	33,148
Total inventories	$74,018	$60,543

NOTE D – Debt

Long-term debt was comprised of the following:

($ in thousands)	July 1, 2007	December 31, 2006
Revolving credit agreement due in 2011	$—	$—
Convertible, senior subordinated debentures at a weighted-average interest rate of 2.125%, due in 2024	60,000	60,000
Term loan, weighted-average interest rate of 8.0% (2007) and 7.3% (2006), due in 2011	—	821
	60,000	60,821
Less current maturities	—	186
Total long-term debt	$60,000	$60,635

On June 27, 2006, CTS entered into a new $100 million, unsecured revolving credit agreement.  Under the terms of the new revolving credit agreement, CTS can expand the credit facility to $150 million.  There were no amounts outstanding under the new revolving credit agreement at July 1, 2007.  Interest rates on the new revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the new revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at July 1, 2007.  The new revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the new revolving credit agreement.  CTS was in compliance with all debt covenants at July 1, 2007.

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

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of July 1, 2007, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

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

As of December 31, 2006, the Company also had an $0.8 million (denominated in Thailand Baht) outstanding term loan that was assumed in connection with the acquisition of SMTEK.  The loan was secured by machinery and equipment of the Thailand manufacturing facility and was repaid by CTS in March 2007.

During the six-months ended July 1, 2007, CTS paid down its foreign lines of credit, classified as short-term notes payables through normal cash flow generation.

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

Net pension (income) / postretirement expense for the three and six-month periods ended July 1, 2007 and July 2, 2006 includes the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
PENSION PLANS
Service cost	1,211	1,280	2,422	2,556
Interest cost	3,002	3,017	5,998	6,029
Expected return on plan assets (1)	(6,342)	(6,184)	(12,680)	(12,359)
Amortization of prior service cost	225	135	450	269
Amortization of (gain)/loss	839	644	1,678	1,288
Curtailment loss	—	—	—	325
Net pension income	(1,065)	(1,108)	(2,132)	(1,892)

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
________________________

In the first six months of 2006, CTS recognized a pension plan curtailment loss of approximately $0.3 million due to reduced employment levels.  Also, effective April 1, 2006, CTS closed one of its U.S. defined benefit plans to new participants.

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$5	$5	$11	$9
Interest cost	84	74	167	149
Amortization of prior service cost	—	—	—	—
Amortization of (gain)/loss	—	—	—	—
Curtailment gain	—	—	—	(81)
Net postretirement expense	$89	$79	$178	$77

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

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an Original Equipment Manufacturer (OEM) or other contract manufacturer.  Additionally, for some customers, CTS provides full turnkey manufacturing and completion including design, bill-of-material management, logistics, and repair.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Second Quarter of 2007
Net sales to external customers	$98,833	$70,791	$169,624
Segment operating earnings	2,355	5,547	7,902
Total assets	176,358	357,761	534,119

Second Quarter of 2006
Net sales to external customers	$94,230	$71,695	$165,925
Segment operating earnings	607	8,412	9,019
Total assets	161,717	390,247	551,964

First Six Months of 2007
Net sales to external customers	$192,559	$140,323	$332,882
Segment operating earnings	2,358	10,492	12,850
Total assets	176,358	357,761	534,119

First Six Months of 2006
Net sales to external customers	$177,095	$139,323	$316,418
Segment operating earnings	(174)	18,911	18,737
Total assets	161,717	390,247	551,964

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Total segment operating earnings	$7,902	$9,019	$12,850	$18,737
Restructuring and related charges - Components and Sensors	—	(1,463)	—	(3,584)
Interest expense	(681)	(1,034)	(1,372)	(2,145)
Other income	254	257	1,119	385
Earnings before income taxes	$7,475	$6,779	$12,597	$13,393

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

NOTE H - Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and six-month periods ending July 1, 2007 and July 2, 2006.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Second Quarter 2007
Basic EPS	$5,905	35,824	$0.16
Effect of dilutive securities:
Convertible debt	251	4,000
Equity-based compensation plans	—	478
Diluted EPS	6,156	40,302	$0.15

Second Quarter 2006
Basic EPS	$5,259	35,843	$0.15
Effect of dilutive securities:
Convertible debt	244	4,000
Equity-based compensation plans	—	302
Diluted EPS	$5,503	40,145	$0.14

First Six Months of 2007
Basic EPS	$9,951	35,824	$0.28
Effect of dilutive securities:
Convertible debt	502	4,000
Equity-based compensation plans	—	531
Diluted EPS	$10,453	40,355	$0.26

First Six Months of 2006
Basic EPS	$10,299	35,832	$0.29
Effect of dilutive securities:
Convertible debt	489	4,000
Equity-based compensation plans	—	357
Diluted EPS	$10,788	40,189	$0.27

The following table shows the potentially dilutive securities which have been excluded from the three and six-month periods ending July 1, 2007 and July 2, 2006 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
(Number of Shares in Thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Stock options where the assumed proceeds exceeds the average market price	640	714	595	774
Securities related to the 6.5% Debentures	—	201	—	238

NOTE I - Income Taxes

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

At the date of adoption, CTS had approximately $4.3 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Of this amount, approximately $3.6 million was reclassified from current tax liabilities to a reduction of the long-term deferred tax asset in accordance with the provisions of FIN 48.  The remaining $0.7 million was reclassified from current tax liabilities to long term deferred tax liabilities.  Adoption of this interpretation had no other impact on the Company’s condensed consolidated financial statements.  For the six months ended July 1, 2007, CTS did not have a change to its total unrecognized tax benefits of $4.3 million.  These benefits are not expected to be realized within the next twelve months.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. As of July 1, 2007, there were no significant amounts accrued for interest and/or penalties related to uncertain income tax positions.

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

The provisions for income taxes for the six-months ending July 1, 2007 were calculated using an estimated full year rate of 21.0% compared to 23.1% for the six-months ending July 2, 2006 and an actual effective rate of  21.1% for the full year 2006.  The reduction in the effective tax rate between the six-months ending July 2, 2006 and six-months ending July 1, 2007 was attributable to a higher percentage of foreign earnings on lower taxed jurisdictions relative to total foreign earnings.

NOTE J – Treasury Stock

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market.  The authorization expired June 29, 2007.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first half of 2007, CTS repurchased 350,000 shares at a total cost of $4.3 million.

In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of common stock in the open market.  The authorization expires on June 30, 2009.

NOTE K – New Accounting Pronouncements

EITF 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-03).  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenue and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The provisions of EITF 06-3 were effective for CTS as of January 1, 2007.  CTS classifies sales taxes on a net basis in its consolidated financial statements.

FAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements”(FAS No. 157).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. FAS No. 157 is effective for CTS beginning January 1, 2008. CTS is currently reviewing the provisions of FAS No. 157, but does not expect the provisions to have a material impact on its consolidated financial statements.

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

FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”
In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FSP FIN 48-1) . FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. CTS is currently reviewing the provisions of FSP FIN 48-1 and does not expect the provisions to have a material impact on CTS’ financial statements.

EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
In June 2007, the EITF reached a consensus reached on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11).  EITF 06-11 provides that a realized income tax benefit from dividends that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares and units should be recognized as an increase to additional paid-in capital. The provisions of this EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. CTS currently pays dividends on its unvested Restricted Stock under the 1988 Plan. CTS has reviewed the provisions of EITF 06-11 and does not expect the provisions to have a material impact on its consolidated financial statements.

EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities”
In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance payments for Goods and Services to Be Used in Future Research and Development Activities” (EITF 07-3).  EITF 07-3 provides that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The provisions of this EITF are effective for fiscal years beginning after December 15, 2007. CTS is currently reviewing the provisions of EITF 07-3 and does not expect the provisions to have a material impact on its consolidated financial statements.

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

In the second quarter of 2007, sales of EMS and Components and Sensors segments represented 58.3% and 41.7% of CTS’ total sales respectively, compared to 56.8% and 43.2% respectively, in the second quarter of 2006.

As discussed in more detail throughout the Management's Discussion and Analysis:

•
Sales increased by $3.7 million, or 2.2%, in the second quarter of 2007 from the second quarter of 2006.  Sales in the EMS segment increased by 4.9% compared to the second quarter of 2006, while sales in the Components and Sensors segment decreased by 1.3% versus the second quarter of 2006.

•	Gross margins, as a percent of sales, were 19.4% and 19.1% in the second quarter of 2007 and 2006, respectively, primarily resulting from lower restructuring-related costs.

•
Selling, general and administrative, and research and development expenses were 14.8% of total sales in the second quarter of 2007 compared to 14.1% of total sales in the second quarter of 2006.  These expenses, as a percent of sales, increased 1.2% as a result of $2.1 million of legal and accounting fees, recognized in the second quarter of 2007, associated with the recent accounting investigation.  (Refer to Note B, “Restatement of Consolidated Financial Statements” in CTS’ Form 10-K that was filed on May 15, 2007.)

•
Income taxes for the six-months ended July 1, 2007 were calculated using an estimated full-year rate of 21.0% compared to 23.1% for the six-months ended July 2, 2006 and an actual full year 2006 effective tax rate of 21.1%.

•	Net earnings were $5.9 million, or $0.15 per diluted share, in the second quarter of 2007 compared with $5.3 million, or $0.14 per diluted share, in the second quarter of 2006.

•
Second quarter 2007 earnings per diluted share were adversely impacted by approximately $0.03 per diluted share of legal and accounting fees associated with the recent accounting investigation.  Second quarter 2006 diluted earnings per share were $0.14, including restructuring and related costs of $0.03 per diluted share for the consolidation of the Berne, Indiana operation.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect its consolidated financial statements:

▪	Estimating inventory valuation, the allowance for the doubtful accounts, and other accrued liabilities

▪	Valuation of long-lived and intangible assets, and depreciation/amortization periods

▪	Income taxes

▪	Retirement plans

▪	Equity-based compensation

In the second quarter of 2007, there were no material changes in the above critical accounting policies.

Results of Operations

Comparison of Second Quarter 2007 and Second Quarter 2006

Segment Discussion

Refer to Note F, “Segments,” for a description of the Company’s segments.

The following table highlights the segment results for the three-month periods ended July 1, 2007 and July 2, 2006:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Second Quarter 2007
Sales	$70,791	$98,833	$169,624
Segment operating earnings	5,547	2,355	7,902
% of sales	7.8%	2.4%	4.7%

Second Quarter 2006
Sales	$71,695	$94,230	$165,925
Segment operating earnings	8,412	607	9,019
% of sales	11.7%	0.6%	5.4%

Sales in the Components and Sensors segment decreased $0.9 million, or approximately 1.3% from the second quarter of 2006, attributed primarily to a decrease in electronic component sales partially offset by higher automotive component sales.

The Components and Sensors segment operating earnings decreased $2.9 million in the second quarter of 2007.  The unfavorable earnings change resulted from less favorable product mix, higher operating expenses including incremental legal and accounting fees associated with the recent accounting investigation, operational inefficiencies due to the start-up of our Czech Republic facility and increased severance costs.

The EMS segment recorded a sales increase of $4.6 million, or 4.9%, in the second quarter of 2007 versus the second quarter of 2006.  The increase in sales was attributable primarily to higher sales into the defense and aerospace and industrial markets, partially offset by continuing lower sales into the computer market.

The EMS segment operating earnings improved $1.7 million in the second quarter of 2007 primarily due to increased gross margins resulting from higher sales volume and more favorable product mix, partially offset by higher legal and accounting fees associated with the recent accounting investigation.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated statements of earnings for the three-month periods ended July 1, 2007 and July 2, 2006:

	Three months ended
($ in thousands, except net earnings per share)	July 1, 2007	July 2, 2006	Increase (Decrease)
Net sales	$169,624	$165,925	$3,699

Restructuring-related costs	-	542	(542)
% of net sales	-%	0.3%	(0.3)%

Gross margin	32,944	31,768	1,176
% of net sales	19.4%	19.1%	0.3%

Selling, general and administrative expenses	20,940	19,222	1,718
% of net sales	12.3%	11.6%	0.7%

Research and development expenses	4,102	4,070	32
% of net sales	2.4%	2.5%	(0.1)%

Restructuring charge	-	920	(920)
% of net sales	-%	0.6%	(0.6)%

Operating earnings	7,902	7,556	346
% of net sales	4.7%	4.6%	0.1%

Income tax expense	1,570	1,520	50

Net earnings	5,905	5,259	646
% of net sales	3.5%	3.2%	0.3%

Net earnings per share - diluted	$0.15	0.14	$0.01

Second quarter sales of $169.6 million increased $3.7 million, or 2.2%, from the second quarter of 2006.  The increase was attributable primarily to higher sales of $4.6 million from the EMS segment.  The Components and Sensors segment sales decreased $0.9 million from weak electronic component demand, partially offset by automotive new product demand.

Gross margin as a percent of sales was 19.4% in the second quarter of 2007 compared to 19.1% in the second quarter of 2006 due to lower restructuring-related costs.  Despite higher sales, the company experienced unfavorable segment sales mix, less favorable product mix and operational inefficiencies due to the start-up of our Czech Republic facility.  The Components and Sensors segment, which inherently has higher gross margins, decreased to 41.7% of total sales in the second quarter of 2007 compared to 43.2% of total sales in the same period of 2006.

Selling, general and administrative expenses were $20.9 million, or 12.3% of sales, in the second quarter of 2007 versus $19.2 million, or 11.6% of sales in the second quarter of 2006.  A 1.2% increase in selling, general and administrative expenses as a percent of sales relates to $2.1 million of legal and accounting fees associated with the recent accounting investigation that were recorded in the second quarter of 2007.  Research and development expenses were $4.1 million, or 2.4% of sales in the second quarter of 2007 versus $4.1 million, or 2.5% of sales in the second quarter of 2006.

Operating earnings were $7.9 million in the second quarter of 2007 compared to $7.6 million in the second quarter of 2006.   The increase in operating earnings resulted from higher gross margin dollars on higher sales and lower restructuring charges and restructuring-related costs of $1.4 million, partially offset by investigation costs of $2.1 million which were incurred in the second quarter of 2007.

Net earnings were $5.9 million, or $0.15 per diluted share, in the second quarter of 2007 compared $5.3 million, or $0.14 per diluted share, in the second quarter of 2006.

Comparison of First Six Months 2007 and First Six Months 2006

Segment Discussion

The following table highlights the segment results for the six-month periods ended July 1, 2007 and July 2, 2006:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Six Months 2007
Net sales to external customers	$140,323	$192,559	$332,882
Segment operating earnings	10,492	2,358	12,850
% of sales	7.5%	1.2%	3.9%

First Six Months 2006
Net sales to external customers	$139,323	$177,095	$316,418
Segment operating earnings	18,911	(174)	18,737
% of sales	13.6%	(0.1)%	5.9%

During the first six months of 2007, sales of Components and Sensors and EMS products, as a percentage of total sales, were 42.2% and 57.8% respectively. The first six months of 2006 sales of Components and Sensors and EMS products, as a percentage of total sales, were 44.0% and 56.0% respectively.

The Components and Sensors segment sales increased $1.0 million or 0.7% from the first half of 2006.  The increase was primarily due to higher sales of automotive products, partially offset by decreased sales of electronic components.  The Components and Sensors segment operating earnings decreased $8.4 million, despite slightly higher sales, from legal and accounting expenses related to the recent accounting investigation, lower royalty income, lower fixed asset gains, the one-time insurance settlement received in the first quarter of 2006, and operational inefficiencies due to the start-up of our Czech Republic facility.

EMS segment sales increased by $15.5 million in the first six months of 2007, or 8.7% from the first six months of 2006.  The increase is due to higher sales into the industrial and defense and aerospace markets, partially offset by lower computer market sales.  The EMS segment operating earnings increased $2.5 million due to higher sales volumes versus 2006, improved product mix and efficiency gains.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the six-month periods ended July 1, 2007 and July 2, 2006:

	Six Months Ended
($ in thousands, except net earnings per share)	July 1, 2007	July 2, 2006	Increase (Decrease)
Net sales	$332,882	$316,418	$16,464

Restructuring-related costs	-	701	(701)
% of net sales	-%	0.2%	(0.2)%

Gross margin	63,282	61,809	1,473
% of net sales	19.0%	19.5%	(0.5)%

Selling, general and administrative expenses	42,210	35,612	6,598
% of net sales	12.7%	11.3%	1.4%

Research and development expenses	8,222	8,162	60
% of net sales	2.5%	2.6%	(0.1)%

Restructuring charge	-	2,882	(2,882)
% of net sales	-%	0.9%	(0.9)%

Operating earnings	12,850	15,153	(2,303)
% of net sales	3.9%	4.8%	(0.9)%

Income tax expense	2,646	3,094	(448)

Net earnings	$9,951	$10,299	$(348)
% of net sales	3.0%	3.3%	(0.3)%

Net earnings per share - diluted	$0.26	$0.27	$(0.01)

First six month sales of $332.9 million increased $16.5 million, or 5.2%, from the first six months of 2006. The Components and Sensors segment sales increase of $1.0 million is attributable to higher sales of automotive products offset primarily by a decrease of electronic components sales mainly into the infrastructure market.  The EMS segment experienced a sales increase of $15.5 million in the first six months of 2007, or 8.7%, from the first six months of 2006.  The EMS revenue increase was driven by higher sales into the industrial and defense and aerospace markets partially offset by the lower computer and communication market sales.

Gross margin increased $1.5 million for the first half of 2007 from higher sales volume, lower restructuring-related costs and margin improvements within the EMS segment.  Improvements were partially offset by decreased Components and Sensors gross margins from unfavorable product mix, operational inefficiencies due to the start-up of our Czech Republic facility and lower royalty income.  As a percentage of sales, gross margin decreased to 19.0% in the first half of 2007 compared to 19.5% in the first half of 2006.

Selling, general and administrative expenses increased $6.6 million, primarily driven by $3.4 million of legal and accounting fees associated with the recent accounting investigation, higher salaries and other employment costs.

Research and development expenses were $8.2 million, or 2.5% of sales in the first half of 2007, versus $8.2 million, or 2.6% of sales, in the first half of 2006.  The percentage of sales decrease was due to higher sales in the first half of 2007.

Income taxes for the six-months ended July 1, 2007 were calculated using an estimated full-year rate of 21.0% compared to 23.1% for the six-months ended July 1, 2006 and an actual full year 2006 effective tax rate of 21.1%.

Interest and other expenses through the first half of 2007 were $0.3 million, $1.5 million lower than first half 2006.  Compared to the prior year, interest income increased $0.6 million, favorable foreign currency gain increased $0.2 million and interest expense was $0.8 million lower primarily from lower outstanding debt balances.

In the first half of 2007, net earnings of $10.0 million, or 3.0% of sales, decreased $0.3 million versus the first half of 2006.  Net earnings per diluted share of $0.26 were $0.01 lower than the first half of 2006.

Outlook

Based on the first half results and the outlook for the remainder of the year, CTS expects full-year 2007 sales to grow by 5% - 6% over 2006.  Full-year diluted earnings per share are expected to be in a range of $0.71 to $0.75 for 2007.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $37.2 million at July 1, 2007 compared to $38.6 million at December 31, 2006.  Total debt on July 1, 2007 was $61.5 million compared to $66.3 million at the end of 2006, primarily from decreased notes payable.  Total debt as a percentage of total capitalization, defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percent of total debt and shareholder’s equity, was 15.9% at the end of the second quarter of 2007, compared with 17.2% at the end of 2006.

Working capital increased $11.0 million in the first six-months of 2007 primarily due to higher levels of inventory that was attributable to a planned build-ahead for a certain customer program, and a reduction in notes payable, partially offset by higher accounts payable and accrued liabilities.

Cash Flow

Operating Activities

Net cash provided by operating activities was $15.5 million for the first half of 2007.  Components of net cash provided by operating activities include net earnings of $10.0 million, depreciation and amortization expense of $11.6 million and equity-based compensation of $1.6 million, and net changes in assets and liabilities of $7.7 million.  The changes in assets and liabilities were due to increased inventory of $13.5 million and an increase in prepaid pension asset of $4.4 million, partially offset by increased accounts payable and accrued liabilities of $8.3 million and decreased accounts receivable of $1.0 million.

Net cash provided by operating activities was $17.4 million for the first half of 2006.  Components of net cash provided by operating activities included net earnings of $10.3 million, depreciation and amortization expense of $13.2 million, equity-based compensation of $2.1 million, restructuring charges of $2.9 million, increased prepaid pension assets of $3.1 million and an increase in assets and liabilities of $7.9 million.  The increase in assets and liabilities were primarily due to increased accounts receivables of $12.9 million, an increase in inventory of $2.4 million, an increase in other current assets of $1.7 million, and an increase in accounts payable and accrued liabilities of $8.8 million.

Total free cash flow in the first half of 2007 was $9.2 million compared to free cash flow in the first half of 2006 of $11.6 million.

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

The following table summarizes free cash flow for CTS:

	Six Months Ended
($ in millions)	July 1, 2007	July 2, 2006
Net cash provided by operations	$15.5	$17.4
Capital expenditures	(6.3)	(5.8)
Free cash flow	$9.2	$11.6

Net cash used in investing activities was $6.2 million for the first half of 2007, primarily for capital expenditures.

Net cash used in investing activities was $4.6 million for the first half of 2006, including $5.8 million used for capital expenditures partially offset by $1.2 million in proceeds from sales of assets.

Net cash used in financing activities for the first half of 2007 was $11.1 million, consisting primarily of a $4.3 million purchase of treasury stock, $3.9 million in decreased short-term debt and $2.1 million in dividend payments.

Net cash used in financing activities for the first half of 2006 was $8.3 million, consisting primarily of a net $4.1 million reduction in long-term debt primarily related to the early prepayment of $5.5 million 6.5% debentures.  Additional financing activities included $2.2 million in dividend payments, a decrease in short-term notes payable of $1.2 million, and $0.8 million purchase of treasury stock.

Capital Resources

Refer to Note D, “Debt,” for further discussion.

On June 28, 2007 CTS’ Board of Directors authorized a program to repurchase up to two million shares of common stock.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  This authorization expires June 30, 2009.

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of common stock.  The authorization expired June 29, 2007.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  During 2006, CTS repurchased 170,600 shares at a total cost of $2.3 million.   During the first half of 2007 350,000 shares were repurchased at a total cost of $4.3 million.

On June 27, 2006, CTS entered into a new $100 million, unsecured revolving credit agreement.  Under the terms of the new revolving credit agreement, CTS can expand the credit facility to $150 million.  There were no amounts outstanding under the new revolving credit agreement at July 1, 2007.  Interest rates on the new revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the new revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at July 1, 2007.  The new revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the new revolving credit agreement.  CTS was in compliance with all debt covenants at July 1, 2007.  Additionally, the new revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations;  engage in certain transactions with CTS' subsidiaries and affiliates, and limiting the amounts allowed for stock repurchases and dividend payments.  The new revolving credit agreement expires in June 2011.  The former $75 million revolving credit agreement was terminated in connection with the execution of the new revolving credit agreement.

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

New Accounting Pronouncements

EITF 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-03).  EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenue and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The provisions of EITF 06-3 were effective for CTS as of January 1, 2007.  CTS classifies sales taxes on a net basis in its consolidated financial statements.

FAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements”(FAS No. 157).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. FAS No. 157 is effective for CTS beginning January 1, 2008. CTS is currently reviewing the provisions of FAS No. 157, but does not expect the provisions to have a material impact on its consolidated financial statements.

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

FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”
In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FSP FIN 48-1).  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. CTS is currently reviewing the provisions of FSP FIN 48-1 and does not expect the provisions to have a material impact on its consolidated financial statements.

EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
In June 2007, the EITF reached a consensus reached on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11).  EITF 06-11 provides that a realized income tax benefit from dividends that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares and units should be recognized as an increase to additional paid-in capital. The provisions of this EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. CTS currently pays dividends on its unvested Restricted Stock under the 1988 Plan. CTS has reviewed the provisions of EITF 06-11 and does not expect the provisions to have a material impact on its consolidated financial statements.

EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities”
In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance payments for Goods and Services to Be Used in Future Research and Development Activities” (EITF 07-3).  EITF 07-3 provides that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The provisions of this EITF are effective for fiscal years beginning after December 15, 2007. CTS is currently reviewing the provisions of EITF 07-3 and does not expect the provisions to have a material impact on its consolidated financial statements.

*****

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact.  Forward-looking statements are based on management’s expectations, certain assumptions and currently available information.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements.  For more detailed information on the risks and uncertainties associated with CTS’ business, see our reports filed with the SEC.  Examples of factors that may affect future operating results and financial condition include, but are not limited to: rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense & aerospace, and medical markets; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks; and the impact of the accounting misstatements at its Moorpark and Santa Clara, California locations, including the results or the impact of the SEC’s informal inquiry into these misstatements.  CTS undertakes no obligation to publicly update its forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in CTS’ market risk since December 31, 2006.

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

Prior to identifying the material weakness described above, CTS’ management had taken actions to strengthen the  Moorpark and Santa Clara accounting organization by replacing the Moorpark plant controller and adding a Santa Clara plant controller.  Since identifying the material weakness, CTS has implemented the following changes to strengthen its internal control over financial reporting:

•	Increased review and approval of all manual journal entries by the entity controllers.
•	Increased review and approval of all account reconciliation activities by the entity controllers.
•	Added a senior Corporate accountant to provide additional review and oversight of all key accounting processes globally, including manual journal entries and key account reconciliations.
•	Increased internal audit resources and revised internal audit programs to increase the scope and frequency of audits.
•	Standardized and strengthened the account reconciliation process at both Moorpark and Santa Clara.
•	Completed a review of all Moorpark and Santa Clara vendors.
•	Removed the entity controllers’ ability to set-up vendors and make payments through the financial information system.
•	Removed the entity controllers’ security access to record journal entries.

Management believes these actions have strengthened the internal control environment at both Moorpark and Santa Clara and that these actions have remediated the material weakness described above.  These internal control enhancements will be tested throughout the year by CTS’ Internal Audit organization to confirm that they are operating effectively.

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

As of July 1, 2007 CTS' management, including its Chief Executive Officer and its Interim Chief Financial Officer, have carried out an evaluation of the effectiveness of CTS' disclosure controls and procedures.  Based on the determination that the material weakness remediations in CTS' internal control over financial reporting described above have not been fully tested, CTS’ Chief Executive Officer and Interim Chief Financial Officer have determined that CTS' disclosure controls and procedures were not effective as of July 1, 2007.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in CTS' internal control over financial reporting for the quarter ended July 1, 2007 that have materially affected or are reasonably likely to materially affect CTS' internal control over financial reporting.

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

CTS was recently informed that the staff of the SEC has begun an informal inquiry relating to the accounting misstatements of its Moorpark and Santa Clara, California manufacturing facilities.  CTS had previously informed the SEC of the Moorpark and Santa Clara situation and is cooperating in connection with the inquiry.

Item 1A.      Risk Factors

There have been no significant changes in the Company’s risk factors since December 31, 2006.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending July 1, 2007:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				690,000
May 30, 2007 – June 29, 2007	350,000	$12.41	350,000	—
Total	350,000	$12.41	350,000

_______________________________
(1)	In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expired June 29, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CTS Corporation was held on June 28, 2007.  At the meeting, the following matters were submitted to a vote of the stockholders of CTS:

The election of nine directors to serve for one year beginning at the 2007 annual shareholders' meeting and expiring at the 2008 annual shareholders' meeting.  A summary of votes by directors is shown below:

Director	For	Withheld
Walter S. Catlow	31,129,519	1,661,950
Lawrence J. Ciancia	31,069,863	1,721,606
Thomas G. Cody	20,731,079	12,060,390
Gerald H. Frieling	31,125,252	1,666,217
Roger R. Hemminghaus	32,284,110	507,359
Michael A. Henning	31,040,738	1,750,731
Robert A. Profusek	28,915,695	3,875,774
Donald K. Schwanz	31,931,987	859,482
Patricia K. Vincent	32,291,233	500,236

The approval of the 2007 Management Incentive Plan.  A summary of votes is shown below:

For	Against	Abstain
30,746,741	1,157,172	887,551

Item 6.     Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Vinod M. Khilnani
Richard G. Cutter III Vice President, Secretary and General Counsel	Vinod M. Khilnani President and Chief Executive Officer

Dated: July 31, 2007	Dated: July 31, 2007