Form 10-Q
period 2007-09-30
CTS CORP
filed 2007-10-24
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 19, 2007: 35,202,358.

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net sales	$174,790	$165,676	$507,672	$482,094
Costs and expenses:
Cost of goods sold	140,997	136,571	410,597	391,180
Selling, general and administrative expenses	19,821	16,320	62,031	51,932
Research and development expenses	4,055	3,775	12,277	11,937
Restructuring charges	—	486	—	3,368
Operating earnings	9,917	8,524	22,767	23,677
Other (expense) income:
Interest expense	(869)	(803)	(2,241)	(2,948)
Interest income	497	199	1,462	522
Other	320	231	474	293
Total other expense	(52)	(373)	(305)	(2,133)

Earnings before income taxes	9,865	8,151	22,462	21,544
Income tax expense — Note I	2,071	1,904	4,717	4,998
Net earnings	$7,794	$6,247	$17,745	$16,546
Net earnings per share — Note H
Basic	$0.22	$0.17	$0.50	$0.46

Diluted	$0.20	$0.16	$0.46	$0.43

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09
Average common shares outstanding:
Basic	35,481	35,861	35,709	35,841
Diluted	39,956	40,266	40,222	40,215

      See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(dollars in thousands)

	September 30, 2007	December 31, 2006*
ASSETS
Current Assets
Cash and cash equivalents	$44,956	$38,630
Accounts receivable, less allowances (2007 - $1,486; 2006 - $2,139)	102,707	106,012
Inventories, net — Note C	72,537	60,543
Other current assets	23,624	22,435
Total current assets	243,824	227,620
Property, plant and equipment, less accumulated depreciation (2007 - $268,233; 2006 - $259,548)	91,391	96,468
Other Assets
Prepaid pension asset — Note E	107,365	100,666
Goodwill	24,657	24,657
Other intangible assets, net	36,816	39,154
Deferred income taxes — Note I	32,592	37,401
Other	1,417	1,867
Total other assets	202,847	203,745
Total Assets	$538,062	$527,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$1,934	$5,425
Current portion of long-term debt — Note D	—	186
Accounts payable	84,445	78,205
Accrued liabilities	41,980	41,865
Total current liabilities	128,359	125,681
Long-term debt — Note D	60,000	60,635
Other long-term obligations	20,081	22,494
Shareholders’ Equity
Preferred stock – authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 53,911,117 shares issued at 2007 and 53,718,801 shares issued at 2006	278,821	276,553
Additional contributed capital	27,789	27,899
Retained earnings	329,911	315,370
Accumulated other comprehensive loss	(28,381)	(31,283)
	608,140	588,539
Cost of common stock held in treasury (18,603,959 shares at 2007 and 17,895,708 shares at 2006) — Note J	(278,518)	(269,516)
Total shareholders’ equity	329,622	319,023
Total Liabilities and Shareholders’ Equity	$538,062	$527,833
*The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net earnings	$17,745	$16,546
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,977	19,043
Prepaid pension asset	(6,699)	(4,697)
Equity-based compensation	2,526	2,960
Restructuring charges	—	3,368
Loss/(gain) on sales of assets	50	(2,124)
Deferred income taxes	(413)	—
Amortization of retirement benefit adjustments	3,188	—
Changes in assets and liabilities
Accounts receivable	3,305	(10,863)
Inventories	(11,994)	(6,243)
Other current assets	(708)	(4,860)
Accounts payable and accrued liabilities	7,826	13,963
Other	(568)	1,397
Total adjustments	13,490	11,944
Net cash provided by operating activities	31,235	28,490

Cash flows from investing activities:
Capital expenditures	(9,295)	(11,108)
Proceeds from sales of assets	39	14,453
Net cash (used in) provided by investing activities	(9,256)	3,345

Cash flows from financing activities:
Payments of long-term debt	(7,857)	(81,562)
Proceeds from borrowings of long-term debt	7,000	73,850
Payments of short-term notes payable	(43,756)	(102,078)
Proceeds from borrowings of short-term notes payable	40,265	98,237
Dividends paid	(3,204)	(3,227)
Purchase of treasury stock	(8,922)	(946)
Other	303	(149)
Net cash used in financing activities	(16,171)	(15,875)

Effect of exchange rate on cash and cash equivalents	518	1,734
Net increase in cash and cash equivalents	6,326	17,694

Cash and cash equivalents at beginning of year	38,630	12,029
Cash and cash equivalents at end of period	$44,956	$29,723

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,437	$2,249
Income taxes—net	$1,953	$3,123

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net earnings	$7,794	$6,247	$17,745	$16,546
Other comprehensive earnings:
Cumulative translation adjustment	457	932	1,007	2,915
Amortization of retirement benefit adjustments (net of tax)	625	—	1,895	—
Comprehensive earnings	$8,876	$7,179	$20,647	$19,461

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS – UNAUDITED
September 30, 2007

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

Certain reclassifications have been made for the periods presented in the consolidated financial statements to conform to the classifications adopted in 2007.

NOTE B—Equity-Based Compensation

Effective January 1, 2006, CTS adopted the provisions of the Financial Accounting Standards Board’s (FASB) Financial Accounting Standard (FAS) No. 123(R), “Share-Based Payment.”  FAS No. 123(R) requires that CTS recognize expense related to the fair value of equity-based compensation awards in the Unaudited Condensed Consolidated Statement of Earnings.

At September 30, 2007, CTS had five equity-based compensation plans:  the 1988 Restricted Stock and Cash Bonus Plan (1988 Plan), the 1996 Stock Option Plan (1996 Plan), the 2001 Stock Option Plan (2001 Plan), the Nonemployee Directors’ Stock Retirement Plan (Directors’ Plan), and the 2004 Omnibus Long-Term Incentive Plan (2004 Plan).  As of December 2004, additional grants can only be made under the 2004 Plan.  CTS believes that equity-based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other equity awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statement of Earnings for the three and nine-month periods ending September 30, 2007 and October 1, 2006 relating to equity-based compensation plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Stock options (1)	$82	$167	$318	$938
Restricted stock units	777	680	2,093	1,856
Restricted stock	31	48	115	166
Total	$890	$895	$2,526	$2,960

(1)
Stock option expense includes $3 and $10  in the quarters ending September 30, 2007 and October 1, 2006, respectively, and $11 and $35 for the nine-month periods ending September 30, 2007 and October 1, 2006, respectively, related to non-employee director stock options.

_______________________

The following table summarizes plan status as of September 30, 2007:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	313,850	846,938	290,050
Restricted stock units outstanding	581,878	—	—
Awards exercisable	160,863	808,004	290,050
Awards available for grant	5,300,456	—	—

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

A summary of the status of stock options as of September 30, 2007 and October 1, 2006, and changes during the nine-month periods then ended, is presented below:

	September 30, 2007		October 1, 2006
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,529,863	$15.91	1,567,499	$15.93
Granted	—	—	93,000	13.68
Exercised	(42,900)	8.74	(37,624)	8.53
Expired	(20,400)	26.79	(52,150)	23.07
Forfeited	(15,725)	12.29	(8,950)	9.43
Outstanding at end of period	1,450,838	$16.01	1,561,775	$15.76

Exercisable at end of period	1,258,917	$16.54	1,220,275	$16.94

The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2007 and October 1, 2006 was $209,363 and $183,000, respectively.   The exercise price of options granted during the nine-month period ending October 1, 2006 equaled the trading price of the Company’s stock on the grant date.  There were no options granted during the nine-month period ending September 30, 2007.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding	5.08 years	$2,864
Options exercisable	4.76 years	$2,697

A summary of the nonvested stock options as of September 30, 2007 and October 1, 2006, and changes during the nine-month periods then ended, is presented below:

	September 30, 2007		October 1, 2006
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	340,900	$6.11	488,943	$5.35
Granted	—	—	93,000	6.53
Vested	(166,588)	5.69	(231,493)	4.74
Forfeited	(15,725)	7.58	(8,950)	4.52
Nonvested at end of period	158,587 (1)	$6.41	341,500	$6.11

(1) Based on historical experience, CTS currently expects all of these options to vest.
_____________________

The total fair value of shares vested during the nine-months ended September 30, 2007 and October 1, 2006 was approximately $947,886 and $1,097,277 respectively.  As of September 30, 2007, there was $218,276 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 9/30/07	Life (Years)	Price	at 9/30/07	Price
$7.70 – 11.11	814,613	5.88	$9.41	723,876	$9.20
13.68 – 16.24	227,800	5.99	14.12	126,616	14.33
23.00 – 33.63	306,675	3.28	24.62	306,675	24.62
35.97 – 79.25	101,750	2.96	47.12	101,750	47.12

Service-Based Restricted Stock Units

Service-based restricted stock units (RSUs) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a five-year period.  A summary of the status of RSUs as of September 30, 2007 and October 1, 2006, and changes during the nine-month periods then ended is presented below:

	September 30, 2007		October 1, 2006
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	658,938	$12.43	525,898	$11.49
Granted	192,950	12.18	236,700	13.67
Settled	(211,987)	12.75	(100,110)	11.23
Cancelled	(58,023)	12.46	(22,570)	11.34
Outstanding at end of period	581,878	$12.23	639,918	$12.11

Weighted-average remaining contractual life	4.6 years		4.2 years

As of September 30, 2007, there was $3.7 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units
During the first quarter of 2007, CTS established performance-based restricted stock unit awards for certain executives.  Executives will receive between 0% to 200% of their target awards based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  Restricted stock unit awards will be made in 2008 following a determination of the extent to which performance goals were achieved.  Each performance-based restricted stock unit will cliff vest and convert to one share of CTS common stock three years after the end of the 2007 fiscal year.   CTS intends to review its assumptions about the level of performance goal achievement on a quarterly basis and to adjust the related compensation expense accordingly.  CTS recorded compensation expense of approximately $23,000 related to performance-based restricted stock units during the nine-months ending September 30, 2007.

Market-Based Restricted Stock Units

In July 2007, CTS established a market-based restricted stock unit award for an executive officer.  An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date.  Vesting will occur, if at all, at a rate of 0 -150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to 32 enumerated peer group total stockholder return rates.  The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return.  CTS recorded compensation expense of approximately $9,000 related to market-based restricted stock units during the nine-months ending September 30, 2007.

Restricted Stock and Cash Bonus Plan

CTS’ 1988 Plan originally reserved 2,400,000 shares of CTS’ common stock for sale at market price, or award, to key employees.  Under the 1988 Plan, 11,600 shares of Restricted Stock were outstanding as of September 30, 2007.  Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS.  In general, restrictions lapse at the rate of 20% per year beginning one year from the grant date.  In addition, the 1988 Plan provides for a cash bonus to the participant equal to the fair market value of shares on the dates restrictions lapse, in the case of an award.  The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award. As of September 30, 2007, there was $55,700 of total unrecognized compensation cost related to nonvested Restricted Stock.  That cost is expected to be recognized over a weighted-average period of 0.6 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors’ Plan was frozen effective December 1, 2004.  All future grants will be from the 2004 Plan.

NOTE C—Inventories, net

Inventories consist of the following:

($ in thousands)	September 30, 2007	December 31, 2006
Finished goods	$10,736	$12,336
Work-in-process	16,929	15,059
Raw materials	44,872	33,148
Total inventories	$72,537	$60,543

NOTE D—Debt

Long-term debt was comprised of the following:

($ in thousands)	September 30, 2007	December 31, 2006
Revolving credit agreement, weighted-average interest rate of 6.2%, due in 2011	$—	$—
Convertible, senior subordinated debentures at a weighted-average interest rate of 2.125%, due in 2024	60,000	60,000
Term loan, weighted-average interest rate of 8.0% (2007) and 7.3% (2006), due in 2011	—	821
	60,000	60,821
Less current maturities	—	186
Total long-term debt	$60,000	$60,635

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million.  There were no amounts outstanding under the revolving credit agreement at September 30, 2007 or December 31, 2006.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at September 30, 2007.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at September 30, 2007.

Additionally, the revolving credit agreement contains restrictions relating to the amount of secured debt the Company can have outstanding, the amounts allowed for acquisitions or asset sales and the amounts allowed for stock repurchases and dividend payments.  The revolving credit agreement expires in June 2011.

CTS has $60 million convertible senior subordinated debentures (2.125% Debentures). These debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024. The 2.125% Debentures are convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes). Upon conversion of the 2.125% Debentures, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock.

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

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of September 30, 2007, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

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

As of December 31, 2006, the Company also had an $0.8 million (denominated in Thai Baht) outstanding term loan that was assumed in connection with the acquisition of SMTEK.  The loan was secured by machinery and equipment of the Thailand Manufacturing facility and was repaid by CTS in March 2007.

During the nine-months ended September 30, 2007, CTS paid down its foreign lines of credit, classified as short-term notes payable, through normal cash flow generation.

NOTE E—Retirement Plans

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

Net pension (income)/postretirement expense for the three and nine-month periods ended September 30, 2007 and October 1, 2006 includes the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
PENSION PLANS
Service cost	$1,215	$1,283	$3,637	$3,839
Interest cost	3,005	3,020	9,003	9,049
Expected return on plan assets (1)	(6,346)	(6,188)	(19,026)	(18,547)
Amortization of prior service cost	224	135	674	404
Amortization of (gain)/loss	835	645	2,513	1,933
Curtailment loss	—	—	—	325
Net pension income	$(1,067)	$(1,105)	$(3,199)	$(2,997)

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
__________________

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$5	$5	$16	$14
Interest cost	83	75	250	224
Amortization of prior service cost	1	—	1	—
Amortization of (gain)/loss	—	—	—	—
Curtailment gain	—	—	—	(81)
Net postretirement expense	$89	$80	$267	$157

CTS recognized a pension plan curtailment loss of approximately $0.3 million in 2006 and a postretirement benefit plan curtailment gain of approximately $0.1 million in 2006, due to reduced employment levels.  Also, effective April 1, 2006, CTS closed one of its U.S. defined benefit plans to new participants.

NOTE F—Segments

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Third Quarter of 2007
Net sales to external customers	$106,000	$68,790	$174,790
Segment operating earnings	3,952	5,965	9,917
Total assets	170,722	367,340	538,062

Third Quarter of 2006
Net sales to external customers	$100,832	$64,844	$165,676
Segment operating earnings	3,598	5,666	9,264
Total assets	169,403	392,310	561,713

First Nine Months of 2007
Net sales to external customers	$298,559	$209,113	$507,672
Segment operating earnings	6,309	16,458	22,767
Total assets	170,722	367,340	538,062

First Nine Months of 2006
Net sales to external customers	$277,927	$204,167	$482,094
Segment operating earnings	3,424	24,577	28,001
Total assets	169,403	392,310	561,713

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Total segment operating earnings	$9,917	$9,264	$22,767	$28,001
Restructuring and related charges - Components and Sensors	—	(265)	—	(3,849)
Restructuring charge – EMS	—	(475)	—	(475)
Interest expense	(869)	(803)	(2,241)	(2,948)
Other income	817	430	1,936	815
Earnings before income taxes	$9,865	$8,151	$22,462	$21,544

NOTE G—Contingencies

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

NOTE H—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and nine-month periods ending September 30, 2007 and October 1, 2006.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Third Quarter 2007
Basic EPS	$7,794	35,481	$0.22
Effect of dilutive securities:
Convertible debt	251	4,000
Equity-based compensation plans	—	475
Diluted EPS	$8,045	39,956	$0.20

Third Quarter 2006
Basic EPS	$6,247	35,861	$0.17
Effect of dilutive securities:
Convertible debt	240	4,000
Equity-based compensation plans		405
Diluted EPS	$6,487	40,266	$0.16

First Nine Months of 2007
Basic EPS	$17,745	35,709	$0.50
Effect of dilutive securities:
Convertible debt	753	4,000
Equity-based compensation plans	—	513
Diluted EPS	$18,498	40,222	$0.46

First Nine Months of 2006
Basic EPS	$16,546	35,841	$0.46
Effect of dilutive securities:
Convertible debt	724	4,000
Equity-based compensation plans		374
Diluted EPS	$17,270	40,215	$0.43

The following table shows the potentially dilutive securities which have been excluded from the three and nine-month periods ending September 30, 2007 and October 1, 2006 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
(Number of Shares in Thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Stock options where the assumed proceeds exceeds the average market price	636	701	609	750
Securities related to the 6.5% Debentures (1)	—	—	—	159

(1) The 6.5% convertible, subordinated debentures were repaid in June 2006.
________________

NOTE I – Income Taxes

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

At the date of adoption, CTS had approximately $4.3 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Of this amount, approximately $3.6 million was reclassified from current tax liabilities to a reduction of the long-term deferred tax asset in accordance with the provisions of FIN 48.  The remaining $0.7 million was reclassified from current tax liabilities to long term deferred tax liabilities.  Adoption of this interpretation had no other impact on the Company’s condensed consolidated financial statements.  For the nine months ended September 30, 2007, CTS did not have a change to its total unrecognized tax benefits of $4.3 million.  These benefits are not expected to be realized within the next twelve months.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. As of September 30, 2007, there were no significant amounts accrued for interest and/or penalties related to uncertain income tax positions.

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

The provision for income taxes for the nine-months ending September 30, 2007 was calculated using an estimated full year rate of 21.0% compared to 23.2% for the nine-months ending October 1, 2006 and an actual effective rate of  21.1% for the full year 2006.  The reduction in the effective tax rate between the nine-months ending October 1, 2006 and nine-months ending September 30, 2007 was attributable to a higher percentage of foreign earnings in lower taxed jurisdictions relative to total foreign earnings.

NOTE J—Treasury Stock

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. Under this program, CTS repurchased 395,000 shares at a total cost of $4.9 million before the program expired on June 29, 2007.

In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of common stock in the open market.  The authorization expires on June 30, 2009.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  Since June 30, 2007 CTS has repurchased 307,700 shares at a total cost of $4.0 million, under this program.

NOTE K—New Accounting Pronouncements

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

FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”
In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FSP FIN 48-1).  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. CTS does not expect the provisions to have a material impact on its consolidated financial statements.

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

EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities”
In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities” (EITF 07-3).  EITF 07-3 provides that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The provisions of this EITF are effective for fiscal years beginning after December 15, 2007. CTS does not expect the provisions to have a material impact on its consolidated financial statements.

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

In the third quarter of 2007, sales of EMS and Components and Sensors segments represented 60.6% and 39.4% of CTS’ total sales respectively, compared to 60.9% and 39.1% respectively in the third quarter of 2006.

As discussed in more detail throughout the Management's Discussion and Analysis:

•
Sales increased by $9.1 million, or 5.5%, in the third quarter of 2007 from the third quarter of 2006.  Sales in the EMS segment increased by 5.1% compared to the third quarter of 2006, while sales in the Components and Sensors segment increased by 6.1% compared to the third quarter of 2006.

•
Gross margin, as a percent of sales, was 19.3% and 17.6% in the third quarter of 2007 and 2006, respectively.  Gross margin within the Component and Sensors segment was higher primarily due to improved product mix and lower automotive launch-related costs while EMS segment gross margins were higher due to favorable product mix and lower material costs.

•
Selling, general and administrative and research and development expenses as a percent of sales increased to 13.6% in the third quarter of 2007 compared to 12.1% in the third quarter of 2006.  In the third quarter of 2006, a $0.7 million pre-tax gain was realized for the sale/leaseback of CTS’ Albuquerque, New Mexico building.

•
The provision for income taxes for the nine months ended September 30, 2007 was calculated using an estimate full year rate of 21.0% compared to 23.2% for the nine months ending October 1, 2006 and an actual effective rate of 21.1% for the full year 2006.

•	Net earnings were $7.8 million, or $0.20 per diluted share, in the third quarter of 2007 compared to $6.2 million, or $0.16 per diluted share, in the third quarter of 2006.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect its consolidated financial statements:

•	Estimating inventory valuation, the allowance for doubtful accounts, and other accrued liabilities
•	Valuation of long-lived and intangible assets, and depreciation/amortization periods
•	Income taxes
•	Retirement plans
•	Equity-based compensation

In the third quarter of 2007, there were no material changes in the above critical accounting policies.

Results of Operations

Comparison of Third Quarter 2007 and Third Quarter 2006

Segment Discussion

Refer to Note F, “Segments,” for a description of the Company’s segments.

The following table highlights the segment results for the three-month periods ending September 30, 2007 and October 1, 2006:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Third Quarter 2007
Sales	$68,790	$106,000	$174,790
Segment operating earnings	5,965	3,952	9,917
% of sales	8.7%	3.7%	5.7%

Third Quarter 2006
Sales	$64,844	$100,832	$165,676
Segment operating earnings	5,666	3,598	9,264
% of sales	8.7%	3.6%	5.6%

Sales in the Components and Sensors segment increased by $3.9 million, or approximately 6.1% from the third quarter of 2006.  The increase in sales was attributable primarily to growth in automotive component demand and higher sales into infrastructure applications.

The Components and Sensors segment operating earnings increased $0.3 million, or 5.2%, in the third quarter of 2007 versus the third quarter of 2006.  Operating earnings increased primarily due to margin contribution from higher sales volume, favorable product mix and lower automotive launch related costs for certain new products, partially offset by higher compensation-related and outside service expenses.  Also, a gain of $0.7 million was recognized in the third quarter of 2006 on the sale/leaseback of CTS’ Albuquerque, New Mexico building.

Sales in the EMS segment increased by $5.2 million, or 5.1%, in the third quarter of 2007 versus the third quarter of 2006.  The increase in sales was attributable primarily to higher sales into the industrial and defense and aerospace markets partially offset by a decrease primarily in computer market sales.

The EMS segment operating earnings increased $0.4 million in the third quarter of 2007 primarily due to improved product mix and margin contribution from higher sales volume.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated statements of earnings for the three-month periods ended September 30, 2007 and October 1, 2006:

	Three Months Ended
($ in thousands, except net earnings per share)	September 30, 2007	October 1, 2006	Increase (Decrease)
Net sales	$174,790	$165,676	$9,114
Restructuring-related costs	-	254	(254)
% of net sales	-%	0.2%	(0.2)%

Gross margin	33,793	29,105	4,688
% of net sales	19.3%	17.6%	1.7%

Selling, general and administrative expenses	19,821	16,320	3,501
% of net sales	11.3%	9.9%	1.4%

Research and development expenses	4,055	3,775	280
% of net sales	2.3%	2.3%	0.0%

Restructuring charge	-	486	(486)
% of net sales	-%	0.3%	(0.3)%

Operating earnings	9,917	8,524	1,393
% of net sales	5.7%	5.1%	0.6%

Income tax expense	2,071	1,904	167

Net earnings	$7,794	$6,247	$1,547
% of net sales	4.5%	3.8%	0.7%

Net earnings per share - diluted	$0.20	$0.16	$0.04

Third quarter sales increased $9.1 million, or 5.5%, from the third quarter of 2006.  The sales increase was mainly attributable to higher sales into the industrial, defense and aerospace and automotive markets partially offset by a decline in computer sales and weak electronic component demand.

Gross margin as a percent of sales was 19.3% in the third quarter of 2007 compared to 17.6% in the third quarter of 2006, primarily due to favorable product mix, lower material costs and lower automotive launch-related costs.

Selling, general and administrative expenses were $19.8 million, or 11.3% of sales, in the third quarter of 2007 versus $16.3 million, or 9.9% of sales in the third quarter of 2006.  Selling, general and administrative expenses were higher primarily due to higher compensation-related expenses and a $0.7 million pre-tax gain for the sale/leaseback of CTS’ Albuquerque, New Mexico building recorded in 2006.

Operating earnings were $9.9 million, or 5.7% of sales, in the third quarter of 2007 compared to $8.5 million, or 5.1% of sales, in the third quarter of 2006.  The increase in operating earnings resulted from higher gross margin dollars.  Additionally, the three months ended October 1, 2006 included restructuring and related costs associated with CTS’ Berne, Indiana and Marlborough, Massachusetts facilities that were incurred in the third quarter of 2006.  The increase was partially offset by higher selling general and administrative expenses.

The provision for income taxes for the nine months ending September 30, 2007 was calculated using an estimated full year rate of 21.0% compared to 23.2% for the nine months ending October 1, 2006 and an actual effective rate of 21.1% for the full year 2006.  The reduction in the effective tax rate between the nine months ending October 1, 2006 and the nine months ending September 30, 2007 was attributable to a higher percentage of foreign earnings in lower taxed jurisdictions relative to total foreign earnings.

Comparison of First Nine Months of 2007 and First Nine Months of 2006

Segment Discussion

The following table highlights the segment results for the nine-month periods ending September 30, 2007 and October 1, 2006:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Nine Months 2007
Sales	$209,113	$298,559	$507,672
Segment operating earnings	16,458	6,309	22,767
% of sales	7.9%	2.1%	4.5%

First Nine Months 2006
Sales	$204,167	$277,927	$482,094
Segment operating earnings	24,577	3,424	28,001
% of sales	12.0%	1.2%	5.8%

During the first nine months of 2007, sales of Components and Sensors and EMS products, as a percentage of total sales, were 41.2% and 58.8% respectively.  In the first nine months of 2006, sales of Components and Sensors and EMS products, as a percentage of total sales, were 42.4% and 57.6% respectively.

The Components and Sensors segment sales increased $4.9 million or 2.4% from the first nine months of 2006.  The increase was primarily due to higher sales of automotive products, partially offset by decreased sales of electronic components.  The Components and Sensors segment operating earnings decreased $8.1 million, primarily due to legal and accounting expenses, lower royalty income, lower fixed asset gains, start-up costs of CTS’ Czech Republic facility, and an insurance settlement received in the first quarter of 2006.

EMS segment sales increased by $20.6 million, or 7.4%, in the first nine months of 2007 from the first nine months of 2006.  The increase is due to higher sales into the industrial and defense and aerospace markets, partially offset by lower computer and medical market sales.  The EMS segment operating earnings increased $2.8 million due to higher sales volumes versus 2006, improved product mix and efficiency gains, partially offset by legal and accounting expenses.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated statements of earnings for the nine-month periods ended September 30, 2007 and October 1, 2006:

	Nine Months Ended
($ in thousands, except net earnings per share)	September 30, 2007	October 1, 2006	Increse (Decrease)
Net sales	$507,672	$482,094	$25,578
Restructuring-related costs	-	956	(956)
% of net sales	-%	0.2%	(0.2)%

Gross margin	97,075	90,914	6,161
% of net sales	19.1%	18.9%	0.2%

Selling, general and administrative expenses	62,031	51,932	10,099
% of net sales	12.2%	10.8%	1.4%

Research and development expenses	12,277	11,937	340
% of net sales	2.4%	2.5%	(0.1)%

Restructuring charge	-	3,368	(3,368)
% of net sales	-%	0.7%	(0.7)%

Operating earnings	22,767	23,677	(910)
% of net sales	4.5%	4.9%	(0.4)%

Income tax expense	4,717	4,998	(281)

Net earnings	$17,745	$16,546	$1,199
% of net sales	3.5%	3.4%	0.1%

Net earnings per share - diluted	$0.46	$0.43	$0.03

Sales in the first nine months of 2007 increased $25.6 million, or 5.3%, from the first nine months of 2006.  The sales increase was attributable to higher sales into the industrial, defense and aerospace, and automotive markets offset by a decline in computer sales and lower electronic component demand.

Gross margin increased $6.2 million for the first nine months of 2007 primarily due to the contribution from higher sales volume and lower restructuring-related costs, partially offset by lower royalty income.  As a percentage of sales, gross margin increased to 19.1% in the first nine months of 2007 compared to 18.9% in the first nine months of 2006.

Selling, general and administrative expenses increased $10.1 million, primarily from $3.4 million of legal and accounting fees, higher compensation-related expenses, a favorable insurance claim settlement of $1.5 million received in 2006, and a pre-tax gain of $0.7 million for the sale/leaseback of CTS’ Albuquerque, New Mexico building recorded in 2006.

Operating earnings were $22.8 million in the first nine months of 2007 compared to $23.7 million in the first nine months of 2006.  The decrease in operating earnings was primarily attributable to higher selling, general and administrative expenses as discussed above.  The decrease in operating earnings was partially offset by higher gross margins.  Additionally, the first nine months of 2006 included restructuring and related costs associated with CTS’ Berne, Indiana and Marlborough, Massachusetts facilities that were incurred in the first nine months of 2006.

The provision for income taxes for the nine months ending September 30, 2007 was calculated using an estimated full year rate of 21.0% compared to 23.2% for the nine months ending October 1, 2006 and an actual effective rate of 21.1% for the full year 2006.  The reduction in the effective tax rate between the nine months ending October 1, 2006 and the nine months ending September 30, 2007 was attributable to a higher percentage of foreign earnings in lower taxed jurisdictions relative to total foreign earnings.

Interest and other expenses through the first nine months of 2007 were $0.3 million, $1.8 million lower than the first nine months of 2006.  Compared to the prior year, interest income increased $0.9 million, favorable foreign currency gain increased $0.3 million and interest expense was $0.7 million lower primarily from lower outstanding debt balances.

Outlook

Based on the first nine months results and the outlook for the remainder of the year, CTS expects full-year 2007 sales to grow by 4% to 5% over 2006.  Full-year diluted earnings per share are expected to be in a range of $0.65 to $0.68.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $45.0 million at September 30, 2007 compared to $38.6 million at December 31, 2006.  Total debt on September 30, 2007 was $61.9 million, lower than the $66.3 million amount at the end of 2006, primarily due to decreased notes payable.  Total debt as a percentage of total capitalization was 15.8% at the end of the third quarter of 2007, compared with 17.2% at the end of 2006. Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percent of total debt and shareholder’s equity.

Cash Flow

Operating Activities

Net cash provided by operating activities was $31.2 million for the first nine months of 2007.  Components of net cash provided by operating activities included net earnings of $17.7 million, depreciation and amortization expense of $17.0 million, equity-based compensation of $2.5 million and unfavorable changes in assets and liabilities of $1.6 million.  The changes in assets and liabilities were due to increased inventory of $12.0 million and an increase in prepaid pension asset of $6.7 million partially offset by increased accounts payable and accrued liabilities of $7.8 million and decreased accounts receivable of $3.3 million.

Net cash provided by operating activities was $28.5 million for the first nine months of 2006.  Components of net cash provided by operating activities included net earnings of $16.5 million, depreciation and amortization expense of $19.0 million, equity-based compensation of $3.0 million and restructuring charges of $3.4 million partially offset by an increase to the prepaid pension asset of $4.7 million, gain on sales of assets of $2.1 million and an unfavorable change in assets and liabilities of $8.0 million. The changes in assets and liabilities were primarily due to increased accounts receivables of $10.9 million, an increase in inventory of $6.2 million, and an increase in other current assets of $4.9 million, partially offset by an increase in accounts payable and accrued liabilities of $14.0 million.

Investing Activities

Net cash used by investing activities was $9.3 million for the first nine months of 2007, primarily for capital expenditures.

Net cash provided by investing activities were $3.3 million for the first nine months of 2006, including $14.5 million in proceeds for sale of assets, primarily related to the $12.5 million proceeds for the sale of the Albuquerque facility, partially offset by $11.1 million used for capital expenditures.

Total free cash flow in the first nine months of 2007 was $21.9 million.  Total free cash flow in the first nine months of 2006 was $17.4 million.

The following table summarizes free cash flow for CTS:

	Nine Months Ended
($ in millions)	September 30, 2007	October 1, 2006
Net cash provided by operations	$31.2	$28.5
Capital expenditures	(9.3)	(11.1)
Free cash flow	$21.9	$17.4

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

Financing Activities

Net cash used in financing activities was $16.2 million in first nine months of 2007, consisting primarily of an $8.9 million purchase of treasury stock, $3.5 million in decreased short-term debt and $3.2 million in dividend payments.

Net cash used in financing activities was $15.9 million in first nine months of 2006, consisting primarily of a net $7.7 million reduction in long-term debt associated with the payment of the $5.5 million of 6.5% debenture, a decrease in short- term notes payable of $3.8 million, $3.2 million in dividends payments, and a $0.9 million purchase of treasury stock.

Capital Resources

Refer to Note D, “Debt,” for further discussion.

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million.  There were no amounts outstanding under the revolving credit agreement at September 30, 2007.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at September 30, 2007.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at September 30, 2007.

Additionally, the revolving agreement contains restrictions relating to the amount of secured debt the Company can have outstanding, the amounts allowed for acquisitions or asset sales and the amounts allowed for stock repurchases and dividend payments.  The revolving credit agreement expires in June 2011.

CTS believes cash flows from operating activities and available borrowings under its revolving credit agreement will be adequate to fund its working capital and capital expenditure requirements.  CTS may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce its overall interest expense or improve its capital structure.

In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  Under this program, CTS repurchased 395,000 shares at a total cost of $4.9 million before the program expired June 29, 2007.

In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of its common stock in the open market.  The authorization expires on June 30, 2009.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  Since June 30, 2007 CTS has repurchased 307,700 shares at a total cost of $4.0 million, under this program.

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

FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”
In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FSP FIN 48-1).  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. CTS does not expect the provisions to have a material impact on its consolidated financial statements.

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

EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities”
In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities” (EITF 07-3).  EITF 07-3 provides that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The provisions of this EITF are effective for fiscal years beginning after December 15, 2007. CTS does not expect the provisions to have a material impact on its consolidated financial statements.

*****

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact.  Forward-looking statements are based on management’s expectations, certain assumptions and currently available information.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements.  For more detailed information on the risks and uncertainties associated with CTS’ business, see our reports filed with the SEC.  Examples of factors that may affect future operating results and financial condition include, but are not limited to: rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense & aerospace, and medical markets; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks; and the impact of the accounting misstatements at its Moorpark and Santa Clara, California locations, including the results of the impact of the SEC’s informal inquiry into these misstatements.  CTS undertakes no obligation to publicly update its forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

As of September 30, 2007 CTS' management, including its Chief Executive Officer and its Interim Chief Financial Officer, have carried out an evaluation of the effectiveness of CTS' disclosure controls and procedures.  Based on the determination that the material weakness remediations in CTS' internal control over financial reporting described above have not been fully tested, CTS’ Chief Executive Officer and Interim Chief Financial Officer have determined that CTS' disclosure controls and procedures were not effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in CTS' internal control over financial reporting for the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect CTS' internal control over financial reporting.

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

CTS has been informed that the staff of the SEC is conducting an informal inquiry relating to the accounting misstatements of its Moorpark and Santa Clara, California manufacturing facilities.  CTS is in full cooperation with the SEC in its inquiry.

Item 1A.     Risk Factors

There have been no significant changes in the Company’s risk factors since December 31, 2006.

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending September 30, 2007:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				2,340,000
July 2, 2007 – July 5, 2007	45,000	$12.90	45,000	2,000,000
August 8, 2007 – August 24, 2007	116,000	12.95	116,000	1,884,000
August 27, 2007 – September 28, 2007	191,700	13.02	191,700	1,692,300
Total	352,700	$12.98	352,700

_________________________________

(1)	In November 2005, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization expired June 29, 2007.

In June 2007, CTS’ Board of Director authorized a program to repurchase up to two million shares of its common stock in the open market. The authorization expires June 30, 2009.

Item 6.      Exhibits

(10)(a)	Performance Share Agreement with Vinod M. Khilnani

(10)(b)	Amendment to Employment Agreement of Donald K. Schwanz

(10)(c)	Amendment to CTS Corporation Individual Excess Benefit Retirement Plan of Donald K. Schwanz

(10)(d)	Form of CTS Corporation Individual Excess Benefit Retirement Plan

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Vinod M. Khilnani
Richard G. Cutter III Vice President, Secretary and General Counsel	Vinod M. Khilnani President and Chief Executive Officer

Dated: October 24, 2007	Dated: October 24, 2007