Form 10-K
period 2007-12-31
CTS CORP
filed 2008-02-28
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007
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

Registrant’s telephone number, including area code: 574-523-3800

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on July 1, 2007, was approximately $433 million. There were 33,735,419 shares of common stock, without par value, outstanding on February 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2007 Annual Report to shareholders are incorporated herein by reference in Parts I and II.
(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 30, 2008 are incorporated by reference in Part III.

PART I

Item 1.	Business

CTS Corporation (“CTS”, “we”, “our”, “us” or “the Company”) is a global manufacturer of electronic components and sensors and a supplier of electronics manufacturing services. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. The principal executive offices are located in Elkhart, Indiana.

We design, manufacture, assemble, and sell a broad line of electronic components and sensors and provide electronics manufacturing services (“EMS”) primarily to original equipment manufacturers (“OEMs”), for the automotive, computer, communications, medical, industrial, and defense and aerospace markets. We operate manufacturing facilities located throughout North America, Asia, and Europe and serve major markets globally. Sales and marketing are accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.

SEGMENTS AND PRODUCTS BY MAJOR MARKETS

We have two reportable segments: 1) Electronics Manufacturing Services (“EMS”) and 2) Components and Sensors.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer.  Additionally, for some customers, we provide full turnkey manufacturing and completion including design, bill-of-material management, logistics, and repair.

Products from the EMS segment are principally sold in the communications, computer, medical, industrial, and defense and aerospace OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls, and networking. Products from the Components and Sensors segment are principally sold in three major OEM markets: 1) automotive; 2) communications; and 3) computer.

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies. Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; components used in computer and other high-speed applications, switches, resistor networks, and potentiometers used to serve multiple markets and fabricated piezo-electric materials and substrates used primarily in medical, industrial and defense and aerospace markets.

The following tables provide a breakdown of net sales by segment and market as a percent of consolidated net sales:

	EMS			Components & Sensors			Total
(As a % of consolidated net sales)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Markets
Automotive	—%	—%	—%	26%	25%	23%	26%	25%	23%
Communications	14%	16%	14%	5%	6%	7%	19%	22%	21%
Computer	19%	24%	29%	1%	2%	2%	20%	26%	31%
Medical	5%	6%	5%	1%	1%	1%	6%	7%	6%
Industrial	14%	7%	8%	—%	—%	—%	14%	7%	8%
Defense and Aerospace	7%	5%	2%	1%	—%	—%	8%	5%	2%
Other	—%	1%	1%	7%	7%	8%	7%	8%	9%
% of consolidated net sales	59%	59%	59%	41%	41%	41%	100%	100%	100%

Net sales to external customers, segment operating earnings, total assets by segment, net sales by geographic area, and long-lived assets by geographic area, are contained in Note M, “Segments”, appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2) and are incorporated here in by reference.

General market conditions in the global automotive, communications, computer, medical, industrial, and defense and aerospace markets and in the overall economy affect our business. Any adverse occurrence that results in a significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could have a material adverse effect on our business, financial condition, and results of operations.

The following table identifies major products by their segment and markets. Many products are sold into several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Medical Market	Industrial Market	Defense and Aerospace Market	Other Markets
EMS:
Integrated Interconnect Systems and Backpanels, including Final Assembly and Test		•	•	•	•	•	•
Complex Printed Circuit Board Assemblies		•	•	•	•	•	•
Components and Sensors:
Ceramic Filters and Duplexers	•	•				•	•
Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules		•	•				•
Automotive Sensors	•
Resistor Networks		•	•		•		•
DIP Switches and Potentiometers		•	•		•		•
Actuators	•
Piezoceramics Products				•	•	•	•

MARKETING AND DISTRIBUTION

Sales and marketing to OEMs, for both segments, is accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.  We maintain sales offices in China, Hong Kong, Japan, Scotland, Singapore, Taiwan, and the United States. Approximately 90% of 2007 net sales were attributable to coverage by our sales engineers.

Our sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing and developing products to meet specific customer requirements.

We utilize the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by our sales engineers for both of our segments. Independent manufacturers’ representatives receive commissions from CTS. During 2007, approximately 7% of net sales were attributable to coverage by independent manufacturers’ representatives. We also use independent distributors in our Components and Sensors segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2007, independent distributors accounted for approximately 2% of net sales.

RAW MATERIALS

We utilize a wide variety of raw materials and purchased parts in our manufacturing processes. The following are the most significant raw materials and purchased parts, identified by segment:

EMS:	Power supplies and converters, prefabricated steel, printed circuit boards, passive electronic components and semiconductors, integrated circuits, connectors, cables, and modules.

Components and Sensors:
Conductive inks and contactors which contain precious metals (primarily silver and palladium), passive electronic components, integrated circuits and semiconductors, rare earth materials (for ceramic compositions), ceramic components, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, and steel-based raw materials and components.

These raw materials are purchased from several vendors, and, except for certain semiconductors, rare earth materials, and conductive inks, we do not believe we are dependent upon one or a limited number of vendors. Although we purchase all of our semiconductors, rare earth materials, and conductive inks from a limited number of vendors, alternative sources are available. In 2007, substantially all of these materials were available in adequate quantities to meet our production demands.

We do not currently anticipate any raw material shortages that would slow production. However, the lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to CTS may vary. Occasionally we may need to order raw materials in greater quantities and at higher than optimal prices to compensate for the variability of lead times for delivery.

Precious metal prices may have a significant effect on the cost and selling price of many CTS products, particularly some ceramic filters, sensors, resistor networks, and switches.

PATENTS, TRADEMARKS, AND LICENSES

We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products which we have designed and manufactured, as well as, processes and equipment used in our manufacturing technology.  We were issued 9 new U.S. patents and 8 non-U.S counterpart patents in 2007 and currently hold in excess of 220 U.S. patents and 135 non-U.S. counterpart patents.  Patents have a greater impact on the Components and Sensors segment than on the EMS segment, which does not rely significantly on any patent.  We have 8 registered U.S. trademarks and 17 foreign counterparts.  We do not believe that our success is materially dependent on the existence or duration of any patent, group of patents, or trademarks.

We have licensed the right to use several of our patents to both U.S. and non-U.S. companies. In 2007, license and royalty income was less than 1% of net sales. We believe our success is not materially dependent upon any licensing arrangement where we are either the licensor or licensee.

MAJOR CUSTOMERS

Our 15 largest customers represented 59%, 61%, and 69% of net sales in 2007, 2006, and 2005 respectively. Sales to Hewlett-Packard Company amounted to 17% of net sales in 2007, 22% of net sales in 2006, and 28% of net sales in 2005.

EMS segment revenues from Hewlett-Packard Company represented $117 million, or 29%, $143.2 million, or 37%, and $173.3 million, or 48%, of the segment’s sales in 2007, 2006, and 2005, respectively.

Although the Company is making efforts to broaden our customer base, we depend on a small number of customers for a large portion of our business. Changes in the level of our customers’ orders have, in the past, had a significant impact on our operating results. If a major customer reduces the amount of business it does with us, or substantially changes the terms of that business, there would be an adverse impact on our operating results.

Additionally, we expect to continue to depend on sales to our major customers. Because our customers are under no obligation to continue to do business with us on a long-term basis, there is always the possibility that one or more customers may choose to work with a competitor and reduce their business with us. Customers may also reduce or delay their business with us because of economic or other conditions or decisions that reduce their need for our products or services. Since it is difficult to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay, or reduce a large amount of business with us in the future. If one or more of our customers were to become insolvent or otherwise unable to pay for our products and/or services, our operating results, financial condition, and cash flows could be adversely affected.

ORDER BACKLOG

Order backlog may not provide an accurate indication of present or future revenue levels for the Company. For many components and sensors and EMS products, the period between receipt of orders and expected delivery is relatively short. Additionally, large orders from major customers may include backlog covering an extended period of time. Production scheduling and delivery for these orders could be changed or canceled by the customer on relatively short notice.

The following table shows order backlog by segment and in total as of January 27, 2008 and January 28, 2007.

($ in millions)	January 27, 2008	January 28, 2007
EMS	$70.7	$46.0
Components and Sensors	65.2	63.5
Total	$135.9	$109.5

Order backlog as of January 27, 2008 will generally be filled during the 2008 fiscal year.

COMPETITION

In the EMS segment, we compete with a number of well-established U.S. and non-U.S. manufacturers on the basis of process capability, price, technology, quality, reliability, and delivery in the markets in which we participate. Some of our competitors have greater manufacturing and financial resources.  However, we generally do not pursue extremely high volume, highly price sensitive business, as some of our larger competitors do.

In the Components and Sensors segment, we compete with many U.S. and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery, and service. Most of our product lines encounter significant global competition. The number of significant competitors varies from product line to product line. No one competitor competes with us in every product line, but many competitors are larger and more diversified than CTS.  Some competitors are also our customers for components and sensors, as well as EMS products.

In both the EMS and Components and Sensors segments, some customers have reduced or plan to reduce their number of suppliers, while increasing the volume of their purchases. Most customers are demanding higher quality, reliability, and delivery standards from us as well as our competitors. These trends create opportunities for us, but also increase the risk of loss of business to competitors. We are subject to competitive risks that represent the nature of the electronics industry, including short product life cycles and technical obsolescence.

We believe we compete most successfully in custom products manufactured to meet specific applications of major OEMs and with EMS products oriented toward high mix and low to medium volume outsourcing needs of OEMs.

NON-U.S. REVENUES

In 2007, 61% of net sales to external customers originated from non-U.S. operations compared to 60% in 2006 and 55% in 2005.  The higher percentage in 2006 compared to 2005, resulted primarily from the consolidation of the operations of the Berne, Indiana facility into CTS’ Mexico and Singapore facilities as discussed in Note P, “Restructuring Charges”, appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a) (1) and (2).  At December 31, 2007, approximately 40% of total assets were located at non-U.S. operations compared to 36% of total assets at the end of 2006.  A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated.  We believe the business risks to our non-U.S. operations, though substantial, are normal risks for non-U.S. businesses.  These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. Our non-U.S. manufacturing facilities are located in Canada, China, Czech Republic, Mexico, Scotland, Singapore, Taiwan, and Thailand.

Net sales to external customers originating from non-U.S. operations for the EMS segment were $201.0 million in 2007, compared to $211.0 million in 2006, and $203.4 million in 2005.  Net sales to external customers originating from non-U.S. operations for the Components and Sensors segment were $215.0 million in 2007 compared to $181.5 million in 2006, and $135.7 million in 2005.  Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales to external customers and long-lived assets by geographic area, is contained in Note M, “Segments”, appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2) which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT ACTIVITIES

In both 2007 and 2006, we spent $15.9 million for research and development.  In 2005, we spent $17.1 million for research and development. The reductions in research and development spending from 2005 to 2006 and 2007 reflect savings due to changing business mix, organizational consolidation, and streamlining of research and development activities. Significant ongoing research and development activities continue in our Components and Sensors segment, particularly for automotive products in support of growth initiatives. Our research and development investment is primarily focused at expanded applications and new product development, as well as current product and process enhancements. Research and development expenditures in the EMS segment are typically very low.

We believe a strong commitment to research and development is required for future growth in the Components and Sensors segment. Most of our research and development activities relate to developing new, innovative products and technologies, improving product flow, and adding product value to meet the current and future needs of our customers. We provide our customers with full systems support to ensure quality and reliability through all phases of design, launch, and manufacturing to meet or exceed customer requirements. Many such research and development activities are for the benefit of one or a limited number of customers or potential customers. We expense all research and development costs as incurred.

EMPLOYEES

We employed 4,746 people at December 31, 2007, and 75% of these people were employed outside the United States. Approximately 191 employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2007. One agreement, which covers 156 employees, is scheduled to expire in 2009 and the other, which covers 35 employees, is scheduled to expire in 2013. We employed 4,977 people at December 31, 2006.

ADDITIONAL INFORMATION

Our Internet address is http://www.ctscorp.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We are incorporated in the State of Indiana. Our principal corporate office is located at 905 West Boulevard North, Elkhart, Indiana 46514.

Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Item 1A.  Risk Factors

The following are certain risk factors that could affect our business, financial condition and operating results. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements. Before you invest in CTS, you should know that making such an investment involves some risks, including the risks described below. The risks that are highlighted below are not the only ones that we face. If any of the following risks actually occur, our business, financial condition or operating results could be negatively affected.

Because we currently derive a significant portion of our revenues from a small number of customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on a small number of customers for a large portion of our business, and changes in the level of our customers’ orders have, in the past, had a significant impact on our results of operations. Our 15 largest customers represent a substantial portion of our sales, approximately 59% of net sales in 2007 and 61% of net sales in both 2006 and 2005. Our largest customer is Hewlett-Packard Company, which represented approximately 17% of our net sales in 2007. If a major customer significantly cancels, delays or reduces the amount of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Such adverse effect likely would be material if one of our largest customers significantly reduced its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could be materially adversely affected.

Negative or unexpected tax consequences could adversely affect our results of operations.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could materially and adversely affect our results of operations.

Additionally, we are subject to tax audits by governmental authorities in the U.S. and numerous non-U.S. jurisdictions. Because the results of tax audits are inherently uncertain, negative or unexpected results from one or more such tax audits could adversely affect our results of operations.

Several countries in which we are located allow for tax incentives to attract and retain business. These tax incentives expire over various periods and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Singapore and the Czech Republic. Our taxes could increase if certain tax incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. For example, on March 16, 2007, the Chinese government passed a new unified enterprise income tax law which took effect on January 1, 2008. Among other things, the new law increased the standard withholding rate on earnings distributions without committing to maintaining the current exemption provided foreign investors in wholly-owned Chinese entities. In addition, the income tax rate for all enterprises (to a lesser extent for “high-tech enterprises”) will increase by January 1, 2013. To date, there has been no guidance either on the transition method from the current tax rate to the new unified rates or on the definition of a “high-tech enterprise”. Therefore, the effect of this increase on our overall tax rate will depend on, among other things, our Chinese income, the terms of transition issued by the government, our ability to qualify our existing operations as high-tech enterprises under the new law and the method of application adopted by the government for the new withholding provisions. In addition, further acquisitions or divestitures may cause our effective tax rate to increase.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes.

We are subject to intense competition in the EMS industry.

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater manufacturing and financial resources and in some cases have more geographically diversified international operations than we do. Our competitors, such as Benchmark Electronics, Inc., Solectron, Inc., and Sanmina — SCI Corporation, include both large global EMS providers and smaller EMS companies that often have a regional, product, service or industry specific focus. We also face competition from the manufacturing operations of our current and future OEM customers, which may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers. In addition, we could face competition in the future from other large global EMS providers, such as Celestica, Inc., Flextronics International Ltd. and Jabil Circuit, Inc., which currently provide services to some of our largest customers for different products, as well as competition from smaller EMS companies such as Plexus Corp., Reptron Electronics, Inc. and LaBarge, Inc. We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with significant offshore facilities located where labor and other costs are lower. Competition may intensify further if more companies enter the markets in which we operate. Our failure to compete effectively could materially adversely affect our business, financial condition and operating results.

We may be unable to compete effectively against competitors in our Components and Sensors segment.

Our Components and Sensors segment operates in highly competitive industries that are characterized by price erosion and rapid technological change. We compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. Additionally, many of our customers are seeking to consolidate their business among one or more preferred or qualified suppliers. If any customer becomes dissatisfied with our prices, quality or timeliness of delivery, among other things, it could award future business or even move existing business to our competitors. Moreover, some of our customers could choose to manufacture and develop particular products themselves rather than purchase them from us. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect our business, financial condition and operating results. In addition, some of our competitors have engaged, and may in the future engage, in merger and acquisition transactions. Consolidations by competitors are likely to create entities with increased market share, customer bases, proprietary technology, marketing expertise and sales force size. These developments may materially adversely affect our ability to compete against these competitors. We cannot assure you that our products will continue to compete successfully with our competitors’ products, including OEMs, many of which are significantly larger than we are and have greater financial and other resources.

We may be unable to keep pace with rapid technological changes that could make some of our products or processes obsolete before we realize a return on our investment.

The technologies relating to some of our products have undergone, and are continuing to undergo, rapid and significant changes. Specifically, end markets for electronic components and assemblies are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable before we can recover any or all of our research, development and commercialization expenses on capital investments. Furthermore, the life cycles of our products and the products we manufacture for others vary, may change and are difficult to estimate.

Our future success will depend upon our ability to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of our customers. We have incurred, and expect to continue to incur, expenses typical of the electronics industry associated with research and development activities and the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development costs. We also cannot provide assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or product enhancements or that our new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that products or technologies developed by others will not render our products non-competitive or obsolete. If we are unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, our business, financial condition and operating results could be materially adversely affected.

Our customers have canceled, and may in the future cancel, their orders, change production quantities or locations or delay production.

We generally do not obtain firm, long-term purchase commitments from our customers, and have often experienced reduced lead times in customer orders. Customers cancel their orders, change production quantities and delay production for a number of reasons. Uncertain economic and geopolitical conditions have resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may continue to harm, our results of operations by reducing the volumes of products we manufacture, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.

In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers may result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, we make significant decisions, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize and delivery schedules may be deferred as a result of changes in demand for our products or our customers’ products. We often increase staffing and capacity, and incur other expenses to meet the anticipated demand of our customers, which cause reductions in our gross margins if customer orders are delayed or canceled. On occasion, customers require rapid increases in production, which may stress our resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers’ demands. In addition, because many of our costs and operating expenses are relatively fixed over the short term, a reduction in customer demand harms our gross margin and operating income until such time as adjustments can be made to activity or operating levels and structural costs.

We sell products to customers in cyclical industries, which are subject to significant downturns that could materially adversely affect our business, financial condition and operating results.

We sell products to customers in cyclical industries, which have experienced economic and industry downturns. These markets for our electronic components and sensors and EMS products have softened in the past and may again soften in the future. We may face reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors that could adversely affect our results of operations in the near term. We cannot predict whether we will achieve profitability in future periods.

Deterioration of revenues and earnings, beyond current levels, could have a negative effect on our business, financial condition and operating results. This could also have a negative effect on the price of our common stock and could also make it difficult for us to service our debt. Violation of the covenants in our credit facility could require substantial fees to our banks until the violation is corrected. In the event the violation cannot be corrected, all of the indebtedness under our credit facility, our convertible subordinated notes, as well as certain other indebtedness, may be accelerated. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Because we derive a substantial portion of our revenues from customers in the automotive, computer and communications industries, we are susceptible to trends and factors affecting those industries as well as the success of our customers’ products.

Net sales to the automotive, computer and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. For example, the trend toward consolidation in the computer and communications industries could result in a lower level of acceptance of our products, reduced product requirements, purchasing delays by combined entities or the loss of one or more customers. Also, the automotive industry is generally highly unionized and some of our customers have, in the past, experienced labor disruptions. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates.

Our customers are primarily OEMs in the automotive, computer and communications industries. Our future sales are dependent on the success of our customers. Our customers may discontinue or modify their products containing products that we manufacture or develop products requiring new manufacturing processes. In addition, the computer and communications industries are subject to rapid technological change and changes in demand for our products. If our customers are unable to develop products that keep pace with the changing technological environment, our customers’ products could lose market acceptance, and the demand for our products could decline significantly. If we are unable to offer technologically advanced, easily adaptable and cost-effective products in response to changing customer requirements, demand for our products will decline.

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

We are exposed to fluctuations in foreign currency exchange rates that have adversely affected, and may continue to adversely affect, our business, financial condition and operating results.

We transact business in various foreign countries. We present our consolidated financial statements in U.S. dollars, but a portion of our revenues and expenditures are transacted in other currencies. As a result, we are exposed to fluctuations in foreign currencies. We have currency exposure arising from both sales and purchases denominated in currencies other than the U.S. dollar. Volatility in the exchange rates between the foreign currencies and the U.S. dollar could harm our business, financial condition and operating results. Furthermore, to the extent we sell our products in foreign markets, currency fluctuations may result in our products becoming too expensive for foreign customers.  For example, our EMS business located in the United Kingdom sells primarily in U.S. dollars while most of the operating expenses and some material purchases are made in UK pound sterling.  Accordingly, when the U.S. dollar weakens against the UK pound sterling, our EMS segment operating results generally worsen.  We also manufacture products in China, most of which are sold in U.S. dollars.  An appreciation of the Chinese RMB against the U.S. dollar would increase our expenses when translated into U.S. dollars.

Our operating results vary significantly from period to period.

We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations are: changes in demand for our products; our effectiveness in managing manufacturing processes, costs and timing of our component purchases so that components are available when needed for production, while mitigating the risks of purchasing inventory in excess of immediate production needs; the degree to which we are able to utilize our available manufacturing capacity; changes in the cost and availability of components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; general economic and served industry conditions; local conditions and events that may affect our production volumes, such as labor conditions and political instability.

In addition, due to the significant differences in the operating income margins in our two reporting segments, the mix of sales between our Components and Sensors segment and our EMS segment affect our operating results from period to period. In addition, although our restructuring activities and relocation of some of our manufacturing operations to Asia should result in improved operating income margins in our Components and Sensors segment, we can provide no assurances that this will occur.

We face risks relating to our international operations.

Because we have significant international operations, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may materially adversely affect us, including: political and economic instability in countries in which our products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes we pay; high levels of inflation or deflation; greater difficulty in collecting accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage to some of our foreign competitors.

To respond to competitive pressures and customer requirements, we may further expand internationally at low cost locations, particularly in Asia. If we continue to expand in these locations, we may incur additional capital expenditures. We cannot assure you that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to, and not adversely affect, our business, financial condition and operating results.

Furthermore, because a significant portion of our products are manufactured in Asia, including China and Taiwan, any conflict or uncertainty in these countries, including public health or safety concerns, such as Severe Acute Respiratory Syndrome (SARS), or natural disasters, such as earthquakes, could have a material adverse effect on our business, financial condition and operating results. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, some of our customers may suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards or disrupt cross-border manufacturing partnerships, which, in each case, could materially adversely affect our business, financial condition and operating results.

We may further restructure our operations, which may materially adversely affect our business, financial condition and operating results.

In November 2007, we announced plans to realign certain manufacturing operations and eliminate approximately 103 net positions during the fourth quarter of 2007.  The realignment is intended to create synergies by further enhancing our shared services model to include manufacturing support functions at our locations that serve more than one business.  As of December 31, 2007, the realignment plans were substantially complete, with all expected charges recorded.

We may incur additional restructuring and impairment charges in the future if circumstances warrant. If we restructure our operations in the future and are unsuccessful in implementing restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may materially adversely affect our business, financial condition and operating results.

We may explore acquisitions that complement or expand our business as well as divestitures of various business operations. We may not be able to complete these transactions and these transactions, if executed, pose significant risks and may materially adversely affect our business, financial condition and operating results.

We intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for reasons including a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

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

If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

The success of our business depends, in part, upon our ability to protect trade secrets, copyrights and patents, obtain or license patents and operate without infringing on the intellectual property rights of others. We rely on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical measures to protect our proprietary rights in our products and technology. The steps taken by us in this regard may not be adequate to prevent misappropriation of our technology. In addition, the laws of some foreign countries in which we operate do not protect our proprietary rights to the same extent as do the laws of the United States. Although we continue to evaluate and implement protective measures, there can be no assurance that these efforts will be successful. Our inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our technology, cause us to lose sales or otherwise harm our business.

We believe that patents will continue to play an important role in our business. However, there can be no assurance that we will be successful in securing patents for claims in any pending patent application or that any issued patent will provide us with any competitive advantage. We also cannot provide assurance that the patents will not be challenged by third parties or that the patents of others will not materially adversely affect our ability to do business.

We may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringed on their intellectual property. These claims and any resulting lawsuit could subject us to liability for damages and invalidate our intellectual property rights. If an infringement claim is successfully asserted by a holder of intellectual property rights, we may be required to cease marketing or selling certain products, pay a penalty for past infringement and spend significant time and money to develop a non-infringing product or process or to obtain licenses for the technology, process or information from the holder. We may not be successful in the development of a non-infringing alternative, or licenses may not be available on commercially acceptable terms, if at all, in which case we may lose sales and profits. In addition, any litigation could be lengthy and costly and could materially adversely affect us even if we are successful in the litigation.

We may experience shortages and increased costs of raw material and required electronic components.

In the past, from time to time, there have been shortages in certain raw materials used in the manufacture of our components and sensors and certain electronic components purchased by us and incorporated into assemblies and subassemblies. Unanticipated raw material or electronic component shortages may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with affected customers and our reputation as a reliable service provider. We may be required to pay higher prices for raw materials or electronic components in short supply and order these raw materials or electronic components in greater quantities to compensate for variable delivery times. We may also be required to pay higher prices for raw materials or electronic components due to inflationary trends regardless of supply. As a result, raw material or electronic component shortages and price increases could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased costs.

Loss of our key management and other personnel, or an inability to attract key management and other personnel, could materially affect our business.

We depend on our senior executive officers and other key personnel to run our business. We do not have long-term retention contracts with our key personnel. The loss of any of these officers or other key personnel could adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is at times intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop marketable products.

We are subject to a variety of environmental laws and regulations that expose us to potential financial liability.

Our operations are regulated by a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in our manufacturing processes. If we violate environmental laws or regulations, we could be held liable for substantial fines, damages, and costs of remedial actions. Our environmental permits could also be revoked or modified, which could require us to cease or limit production at one or more of our facilities, thereby materially adversely affecting our business, financial condition and operating results. Environmental laws and requirements, including environmental laws in the European Union and other foreign jurisdictions, have generally become more stringent over time and could continue to do so, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially affect our business, financial condition and operating results.

In addition, because we are a generator of hazardous wastes, even if we fully comply with applicable environmental laws and requirements, we may be subject to financial exposure for costs, including costs of investigation and any remediation, associated with contaminated sites at which hazardous substances from our operations have been stored, treated or disposed of. We may also be subject to exposure for such costs at sites that we currently own or operate or formerly owned or operated. Such exposure may be joint and several, so that we may be held responsible for more than our share of the contamination or even for the entire contamination.

We have been notified by the Environmental Protection Agency, state environmental agencies and, in some cases, generator groups that we are or may be a potentially responsible party regarding hazardous substances at several sites not owned or operated by us, as well as several sites that we own. Although we estimate our potential liability with respect to environmental violations or alleged violations and other environmental liabilities and reserves for such matters, we cannot assure you that our reserves will be sufficient to cover the actual costs that we incur as a result of these matters. We also cannot assure you that additional contamination will not be found in the future, either at sites currently known to us or at other sites. Any liability we may have for such matters could materially adversely affect our business, financial condition and operating results.

Our indebtedness may adversely affect our financial health.

As of December 31, 2007, our debt balance was $72.0 million, consisting of $60.0 million of 2.125% convertible senior subordinated notes and $12.0 million of borrowings under our revolving credit facility. The level of our indebtedness could, among other things: increase our vulnerability to general economic and industry conditions, including recessions; require us to use cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; place us at a competitive disadvantage compared to competitors that have less indebtedness; limit our ability to borrow additional funds that may be needed to operate and expand our business.

Anti-takeover provisions could delay, deter or prevent a change in control of CTS even if the change in control would be beneficial to CTS shareholders.

We are an Indiana corporation subject to Indiana state law. Some provisions of Indiana law could interfere with or restrict takeover bids or other change in control events affecting CTS. One statutory provision prohibits, except under specified circumstances, us from engaging in any mergers, sale of assets, recapitalizations and reverse stock splits with any shareholder who owns 10% or more of CTS common stock or any affiliate of the shareholder. Also, provisions in our articles of incorporation, bylaws, and other agreements to which we are a party could delay, deter or prevent a change in control of CTS, even if a change in control would be beneficial to shareholders. We have opted out of Indiana’s “control share acquisition” provisions, which restrict the voting rights of shares acquired in transactions which cause the beneficial owner of the shares to exceed specified ownership thresholds. We could, however, by action of our board of directors, elect to have those provisions apply.

In addition, we have a shareholder rights agreement that under certain circumstances would significantly impair the ability of third parties to acquire control of CTS without prior approval of our board of directors. In addition, our articles of incorporation allow us to issue up to an additional 21.4 million shares of common stock and 25.0 million shares of preferred stock without shareholder approval. CTS’ board of directors has the authority to determine the price and terms under which the additional common or preferred stock may be issued. Issuance of this common and preferred stock could make it more difficult for a third party to acquire control of CTS.

Our credit facility and the indenture governing our convertible subordinated notes contain provisions that could materially restrict our business.

Our credit facility contains a number of significant covenants that, among other things, limit our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; make capital expenditures; and engage in certain transactions with our subsidiaries and affiliates. Under our credit facility, we are required to meet certain financial ratios. In addition, the indenture governing our 2.125% convertible senior subordinated notes provides for an adjustment of the conversion rate if we pay dividends over a certain amount or make other distributions on capital stock and limits our ability to engage in mergers or consolidations.

The restrictions contained in our credit facility and in the indenture governing our convertible subordinated notes could limit our ability to plan for or react to market conditions or meet capital needs or could otherwise restrict our activities or business plans. These restrictions could adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that could be in our interests.

Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants or restrictions, we could result in an event of default under our credit facility, the indenture governing our convertible subordinated notes, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit facility. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

Ineffective internal controls over financial reporting may harm our business in the future.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the Act). Our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material weakness disclosure. The identification of material weaknesses in internal control, if any, could indicate a lack of proper controls to generate accurate financial statements. Further, our internal control effectiveness may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

As of February 25, 2008, we had manufacturing facilities, administrative, research and development and sales offices in the following locations.

Manufacturing Facilities	Square Footage	Owned/Leased	Segment
Albuquerque, New Mexico	91,000	Leased	Components and Sensors
Ayutthya, Thailand	40,000	Owned (1)	EMS
Burbank, California	9,200	Owned	Components and Sensors
Burbank, California	2,900	Leased	Components and Sensors
Elkhart, Indiana	319,000	Owned	Components and Sensors
Glasgow, Scotland	75,000	Owned	Components and Sensors and EMS
Glasgow, Scotland	37,000	Leased	Components and Sensors and EMS
Kaohsiung, Taiwan	133,000	Owned (2)	Components and Sensors
Londonderry, New Hampshire	83,000	Leased	EMS
Matamoros, Mexico	51,000	Owned	Components and Sensors
Moorpark, California	115,538	Leased	EMS
Nogales, Mexico	67,000	Leased	Components and Sensors
Ostrava, Czech Republic	60,000	Leased	Components and Sensors
Santa Clara, California	44,685	Leased	EMS
Singapore	159,000	Owned (3)	Components and Sensors and EMS
Streetsville, Ontario, Canada	112,000	Owned	Components and Sensors
Tianjin, China	225,000	Owned (4)	Components and Sensors and EMS
Tianjin, China	41,119	Leased	EMS
Tucson, Arizona	48,000	Owned	Components and Sensors
Zhongshan, China	72,428	Leased	Components and Sensors
Total manufacturing	1,785,870

______________________
(1)	The land and building are collateral for a credit facility.
(2)	Ground lease through 2017; restrictions on use and transfer apply.
(3)	Ground lease through 2039; restrictions on use and transfer apply.
(4)	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/ Leased	Description	Segment
Berne, Indiana	249,000	Owned	Leased to tenant	Components and Sensors
Bloomingdale, Illinois	110,000	Leased	Administrative offices and research	Components and Sensors
Brownsville, Texas	85,000	Owned	Idle facility/partially sublet	Components and Sensors
Kowloon, Hong Kong	800	Leased	Sales office	Components and Sensors
Decatur, Indiana	1,200	Leased	Administrative/sales office	Components and Sensors
Elkhart, Indiana	93,000	Owned	Administrative offices and research	Components and Sensors and EMS
Marlborough, Massachusetts	69,376	Leased	Idle facility	EMS
Poway, California	45,000	Leased	Sublet to tenant	EMS
Sandwich, Illinois	94,000	Owned	Idle facility	Components and Sensors
Shanghai, China	1,708	Leased	Sales office	Components and Sensors
Southfield, Michigan	1,700	Leased	Sales office	Components and Sensors
Taipei, Taiwan	1,420	Leased	Sales office	Components and Sensors
Nagoya, Japan	785	Leased	Sales office	Components and Sensors
West Lafayette, Indiana	102,500	Owned	Idle facility	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales office	Components and Sensors
Total non-manufacturing	856,889

We regularly assess the adequacy of our manufacturing facilities for manufacturing capacity, available labor, and location to our markets and major customers. Management believes our manufacturing facilities are suitable and adequate, and have sufficient capacity to meet our current needs. The extent of utilization varies from plant to plant and with general economic conditions. We also review the operating costs of our facilities and may from time-to-time relocate or move a portion of our manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow.

Item 3.	Legal Proceedings

Certain processes in the manufacture of our current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. We have been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that we are or may be a potentially responsible party regarding hazardous waste remediation at several non-CTS sites. In addition to these non-CTS sites, we have an ongoing practice of providing reserves for probable remediation activities at certain of our manufacturing locations and for claims and proceedings against us with respect to other environmental matters. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Certain claims are pending against us with respect to matters arising out of the ordinary conduct of our business. For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been accrued or the ultimate anticipated costs will not materially affect our consolidated financial position, results of operations, or cash flows.

We have been informed that the SEC is conducting an informal inquiry relating to the accounting misstatements of our Moorpark and Santa Clara, California manufacturing facilities.  We are in full cooperation with the SEC in its inquiry.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matter was submitted to a vote of our security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market for CTS common stock is the New York Stock Exchange which trades under the symbol “CTS.” On February 25, 2008, there were approximately 1,574 common shareholders of record.

Our current practice is to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.

Per Share Data
(Unaudited)

				Net Earnings
	High (3)	Low (3)	Dividends Declared	Basic	Diluted
2007
4th quarter	$13.84	$9.87	$0.03	$0.22	$0.20
3rd quarter	13.90	12.11	0.03	0.22	0.20
2nd quarter	13.98	11.74	0.03	0.16	0.15
1st quarter	16.33	12.58	0.03	0.11	0.11

2006
4th quarter (1)	$16.23	$13.55	$0.03	$0.21	$0.20
3rd quarter (2)	15.00	13.35	0.03	0.17	0.16
2nd quarter	14.89	12.26	0.03	0.15	0.14
1st quarter	13.38	11.06	0.03	0.14	0.13
________________________
(1)
The fourth quarter of 2006 reflects a reduction in the effective tax rate from 24.1% to 21.1%.  The reduction was primarily due to an increased percentage of profits reported in lower-tax foreign jurisdictions.

(2)	The third quarter of 2006 includes a pre-tax gain of $0.7 million, or $0.6 million after-tax and $0.07 per diluted share, relating to the sale/leaseback of our Albuquerque building.

(3)	The market prices of CTS common stock presented reflect the highest and lowest sales prices on the New York Stock Exchange for each quarter of the last two years.

The following table summarizes the repurchase of CTS common stock made by the Company during the three months ended December 31, 2007:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Plans or Program	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				1,692,300
October 1, 2007 – October 28, 2007	135,000	$13.40	135,000	1,557,300
October 29, 2007 – November 25, 2007	367,500	11.84	367,500	1,189,800
November 26, 2007 – December 31, 2007	500,000	10.52	500,000	689,800
	1,002,500	11.39	1,002,500
______________________
(1)	In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of its common stock in the open market. The authorization expires June 30, 2009.

Item 6.         Selected Financial Data

Five-Year Summary
(In thousands of dollars except per share and other data)

	2007	% of Sales	2006	% of Sales	2005	% of Sales	2004	% of Sales	2003	% of Sales
Summary of Operations
Net sales	$685,945	100.0	$655,614	100.0	$617,484	100.0	$531,316	100.0	$462,987	100.0
Cost of goods sold	553,253	80.7	534,784	81.6	497,270	80.5	421,560	79.3	366,275	79.1
Selling, general and administrative expenses(1)	78,957	11.5	67,720	10.3	64,812	10.5	61,174	11.5	54,390	11.8
Research and development expenses	15,896	2.3	15,873	2.4	17,092	2.8	19,063	3.6	21,476	4.6
Amortization of intangible assets	3,121	0.5	3,193	0.5	3,443	0.6	2,311	0.4	2,467	0.5
Loss/(gain) on asset sales	42	0.1	(2,142)	(0.3)	(3,065)	(0.5)	(3,920)	(0.7)	—	—
Restructuring and impairment charges	2,401	0.4	3,368	0.5	—	—	—	—	4,563	1.0
Operating earnings	32,275	4.7	32,818	5.0	37,932	6.1	31,128	5.9	13,816	3.0
Other income/(expense)—net	200	0.1	(2,152)	(0.3)	(4,936)	(0.8)	(5,211)	(1.0)	(7,568)	(1.6)
Earnings before income taxes	32,475	4.7	30,666	4.7	32,996	5.3	25,917	4.9	6,248	1.4
Income tax expense (benefit)	7,063	1.0	6,469	1.0	12,240	2.0	5,961	1.1	(6,327)	(1.3)
Net earnings	25,412	3.7	24,197	3.7	20,756	3.3	19,956	3.8	12,575	2.7
Retained earnings — beginning of year	315,370		295,478		279,064		263,430		255,085
Dividends declared	(4,234)		(4,305)		(4,342)		(4,322)		(4,230)
Retained earnings—end of year	$336,548		$315,370		$295,478		$279,064		$263,430
Net earnings (loss) per share:
Basic:	$0.72		$0.68		$0.57		$0.56		$0.36
Diluted:	$0.66		$0.63		$0.53		$0.53		$0.36
Average basic shares outstanding (000’s)	35,498		35,826		36,307		35,910		34,723
Average diluted shares outstanding (000’s)	39,970		40,228		40,960		38,893		34,989
Cash dividends per share	$0.12		$0.12		$0.12		$0.12		$0.12
Capital expenditures	16,058		15,787		15,009		12,711		9,044
Depreciation and amortization	22,818		24,896		27,059		26,082		33,605
Financial Position at Year End
Current assets	$250,840		$227,620		$179,716		$204,146		$164,766
Current liabilities	128,919		125,681		121,323		102,961		95,689
Current ratio	1.9 to 1		1.8 to 1		1.5 to 1		2.0 to 1		1.7 to 1
Working capital	$121,921		$101,939		$58,393		$101,185		$69,077
Inventories, net	73,778		60,543		60,629		42,734		31,925
Net property, plant and equipment	92,825		96,468		109,653		112,495		122,481
Total assets	543,692		527,833		533,829		522,177		482,250
Short-term notes payable	1,000		5,425		13,299		3,311		—
Long-term debt	72,000		60,821		68,457		94,150		75,880
Long-term obligations, including long-term debt	90,526		83,315		84,577		105,669		87,013
Shareholders’ equity	324,247		319,023		328,093		310,704		294,191
Common shares outstanding (000’s)	34,313		35,823		35,859		35,909		36,067
Equity (book value) per share	$9.45		$8.91		$9.16		$8.65		$8.16

Stock price range	$16.33-9.87		$16.23-11.06		$14.10-10.13		$15.85-9.90		$14.94-4.90
___________________________________
(1) Excludes amortization of intangible assets

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary”.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity, and capital resources for the three previous years, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2005-2007)” included in the 2007 Annual Report and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments.  Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

Interest Rate Risk
We are exposed to the changes in interest rates on our floating rate revolving credit facility.  At December 31, 2007 and 2006, there was $12.0 million and $0.0 million, respectively, outstanding under this facility.  As of December 31, 2007 and 2006, we did not have any outstanding interest rate swap or cap agreements.  See Note G, “Debt” to our consolidated financial statements for components of our long-term debt.

Foreign Currency Risk
We are exposed to foreign currency exchange rate risks.  Our significant foreign subsidiaries are located in Canada, China, Czech Republic, Scotland, Singapore, Taiwan and Thailand.  We have a “netting” policy where subsidiaries pay all intercompany balances within sixty days.  As of December 31, 2007, we did not have any outstanding foreign currency forward exchange contracts.

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities and collectibility of accounts receivable.

Commodity Price Risk
Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers.  Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials.  For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used.  For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market.

Item 8.	Financial Statements and Supplementary Data

Consolidated financial statements meeting the requirements of Regulation S-X, and the “Report of our Independent Registered Public Accounting Firm,” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15 (a)(1) and (2), and are included in the 2007 Annual Report and incorporated herein by reference.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of CTS’ Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There was no change in internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are incorporated by reference to page S-2 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 11.	Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

(10)(a)
Employment Agreement, dated as of  October 1, 2006, between the Company and Donald K. Schwanz, including Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit (10)(a) to the Current Report on Form 8-K filed with the Commission on December 8, 2006). *

(10)(b)
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
Employment Agreement effective as of July 2, 2007, between the Company and Vinod M. Khilnani, (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K dated June 14, 2007 and filed with the Commission on June 15, 2007).*

(10)(t)
Prototype Named Executive Officer Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed with the Commission on July 27, 2006.)*

(10)(u)	CTS Corporation 2001 Stock Option Plan: Employee Stock Option Agreement, dated October 1, 2001, as amended December 15, 2005.*

(10)(v)
Prototype Executive Officer RSU Supplemental Agreement (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed with the Commission on July 27, 2006).*

(10)(w)
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on February 22, 2006).*

(10)(x)
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed with the Commission on April 26, 2006).*

(10)(y)
Credit Agreement dated as of June 27, 2006 by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K filed with the Commission on June 29, 2006).

(10)(z)	First Amendment and Waiver to Credit Agreement (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K dated March 13, 2007 and filed with the Commission on March 16, 2007).

(10)(aa)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan.*

(10)(bb)
Prototype Non-employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on February 22, 2006).*

10(cc)
CTS Corporation Management Incentive Plan approved by the shareholders on June 28, 2007 (incorporated by reference to Appendix A to the Proxy Statement for the
2007 Annual Meeting of Shareholders, filed with the Commision on May 24, 2007).*

10(dd)
Performance Share Agreement between CTS Corporation and Vinod M. Khilnani, dated August 1, 2007 (incorporated by reference to Exhibit 10(a) to the
Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on October 24, 2007).*

10(ee)
Amendment to Employment Agreement between CTS Corporation and Donald K. Schwanz, dated September 12, 2007 (incorporated by reference to Exhibit 10(b)
to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on October 24, 2007)*

10(ff)
Amendment to CTS Corporation Individual Excess Benefit Retirement Plan between CTS Corporation and Donald K. Schwanz, dated September 12, 2007
(incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on
October 24, 2007)*

10(gg)
Prototype Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended
September 30, 2007, filed with the Commission on October 24, 2007).

10(hh)	Prototype Change in Control Agreement first reported on Current Report Form 8-K on December 5, 2007, and attached herewith.
10(ii)	Amendment to Employment Agreement between CTS Corporation and Mr. Khilnani dated December 3, 2007, as attached herewith*
(13)	Portions of the 2007 Annual Report to shareholders incorporated herein.

(21)	Subsidiaries.

(23)(a)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation

Date: February 28, 2008	By:	/s/ Donna L. Belusar
Donna L. Belusar Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2008	By:	/s/ Vinod M. Khilnani
Vinod M. Khilnani President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2008	By:	/s/ Roger R. Hemminghaus
Roger R. Hemminghaus Chairman of the Board

Date: February 28, 2008	By:	/s/ Walter S. Catlow
Walter S. Catlow Director

Date: February 28, 2008	By:	/s/ Lawrence J. Ciancia
Lawrence J. Ciancia Director

Date: February 28, 2008	By:	/s/ Thomas G. Cody
Thomas G. Cody Director

Date: February 28, 2008	By:	/s/ Gerald H. Frieling, Jr.
Gerald H. Frieling, Jr. Director

Date: February 28, 2008	By:	/s/ Michael A. Henning
Michael A. Henning Director

Date: February 28, 2008	By:	/s/ Robert A. Profusek
Robert A. Profusek Director

Date: February 28, 2008	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 28, 2008	By:	/s/ Donna L. Belusar
Donna L. Belusar Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2008	By:	/s/ Thomas A. Kroll
Thomas A. Kroll Vice President and Controller (Principal Accounting Officer)

FORM 10-K - ITEM 15 (a) (1) AND (2) AND ITEM 15 (c)

CTS CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2007 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated Statements of Earnings - Years ended December 31, 2007, December 31, 2006, and December 31, 2005

Consolidated Balance Sheets - December 31, 2007 and December 31, 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007, December 31, 2006 and December 31, 2005

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2007, December 31, 2006 and December 31, 2005

Schedule II – Valuation and Qualifying Accounts

Notes to consolidated financial statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

Management’s Report on Internal Control Over Financial Reporting

CTS’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including CTS’ Chief Executive Officer and Chief Financial Officer, CTS conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management reviewed, among other things, the internal control deficiencies identified as a material weakness in its previous Report on Internal Control Over Financial Reporting and determined that the previously identified control deficiencies have been resolved and that our internal control over financial reporting was effective as of December 31, 2007.

CTS Corporation
Elkhart, Indiana
February 28, 2008

/s/ Vinod M. Khilnani	/s/ Donna L. Belusar
Vinod M. Khilnani President and Chief Executive Officer	Donna L. Belusar Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of CTS Corporation

We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders equity, and cash flows for the three years in the period ended December 31, 2007.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II – Valuation and Qualifying Accounts and Reserves as of December 31, 2007 and 2006.  We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note J to the consolidated financial statements, the Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" as of January 1, 2007.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 27, 2008