Form 10-Q
period 2008-03-30
CTS CORP
filed 2008-04-30
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2008
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
Yes ☒                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☒      Non-accelerated filer (Do not check if smaller reporting company)  ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2008: 33,637,219.

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended
	March 30, 2008	April 1, 2007

Net sales	$172,755	$163,258
Costs and expenses:
Cost of goods sold	138,931	132,920
Selling, general, and administrative expenses	20,976	21,270
Research and development expenses	4,317	4,120
Restructuring charge – Note I	150	—
Operating earnings	8,381	4,948
Other (expense) income:
Interest expense	(1,059)	(691)
Interest income	478	479
Other	747	386
Total other income	166	174

Earnings before income taxes	8,547	5,122
Income tax expense	1,881	1,076
Net earnings	$6,666	$4,046

Net earnings per share - Note J
Basic	$0.20	$0.11

Diluted	$0.18	$0.11

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	33,845	35,824
Diluted	38,335	40,410

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	March 30, 2008	December 31, 2007*
ASSETS
Current Assets
Cash and cash equivalents	$59,347	$52,868
Accounts receivable, less allowances (2008 - $1,243; 2007 - $1,304)	108,159	100,655
Inventories, net - Note D	83,832	73,778
Other current assets	24,018	23,539
Total current assets	275,356	250,840
Property, plant and equipment, less accumulated depreciation (2008 - $269,786; 2007 - $266,261)	96,268	92,825
Other Assets
Prepaid pension asset	109,609	107,158
Goodwill	28,107	24,657
Other intangible assets	42,028	36,743
Deferred income taxes	29,901	30,237
Other	1,037	1,232
Total other assets	210,682	200,027
Total Assets	$582,306	$543,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$1,000
Accounts payable	78,802	84,217
Accrued liabilities	44,843	43,702
Total current liabilities	123,645	128,919
Long-term debt - Note E	116,700	72,000
Other long-term obligations	17,565	18,526
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 53,931,478 shares issued at March 30, 2008 and 53,919,733 shares issued at December 31, 2007	279,039	278,916
Additional contributed capital	29,322	28,563
Retained earnings	342,207	336,548
Accumulated other comprehensive loss	(29,391)	(29,808)
	621,177	614,219
Cost of common stock held in treasury (2008 – 20,296,259 shares and 2007 – 19,606,459 shares)	(296,781)	(289,972)
Total shareholders’ equity	324,396	324,247
Total Liabilities and Shareholders’ Equity	$582,306	$543,692
*The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net earnings	$6,666	$4,046
Depreciation and amortization	6,039	5,772
Changes in working capital and other, net of effect of acquisitions	(18,172)	(5,700)
Net cash (used in) provided by operating activities	(5,467)	4,118

Cash flows from investing activities:
Payments for acquisitions, net of cash received - Note C	(20,606)	—
Capital expenditures	(3,488)	(2,687)
Proceeds from sales of assets	—	36
Net cash used in investing activities	(24,094)	(2,651)

Cash flows from financing activities:
Payments of long-term debt	(223,300)	(857)
Proceeds from borrowings of long-term debt	268,000	—
Payments of short-term notes payable	(2,961)	(18,976)
Proceeds from borrowings of short-term notes payable	1,961	17,064
Dividends paid	(1,010)	(1,076)
Other	(6,814)	36
Net cash provided by (used in) financing activities	35,876	(3,809)

Effect of exchange rate on cash and cash equivalents	164	76
Net increase (decrease) in cash and cash equivalents	6,479	(2,266)

Cash and cash equivalents at beginning of year	52,868	38,630
Cash and cash equivalents at end of period	$59,347	$36,364

Supplemental cash flow information
Cash paid during the period for:
Interest	$528	$228
Income taxes—net	$255	$162

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net earnings	$6,666	$4,046
Other comprehensive earnings:
Cumulative translation adjustment	173	1
Amortization of retirement benefit adjustments (net of tax)	244	660
Comprehensive earnings	$7,083	$4,707

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 30, 2008

NOTE A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (CTS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ materially from those estimates.  The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

NOTE B – Equity-Based Compensation

At March 30, 2008, CTS had five equity-based compensation plans:  the 1988 Restricted Stock and Cash Bonus Plan (1988 Plan), the 1996 Stock Option Plan (1996 Plan), the 2001 Stock Option Plan (2001 Plan), the Nonemployee Directors’ Stock Retirement Plan (Directors’ Plan), and the 2004 Omnibus Long-Term Incentive Plan (2004 Plan).  As of December 2004, additional grants can only be made under the 2004 Plan.  CTS believes that equity based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statement of Earnings for the three months ended March 30, 2008 and April 1, 2007 relating to these plans:

($ in thousands)	March 30, 2008	April 1, 2007
Stock options	$49	$178
Restricted stock units	804	875
Restricted stock	20	41
Total	$873	$1,094

The following table summarizes the status of these plans as of March 30, 2008:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	313,850	764,938	247,600
Restricted stock units outstanding	618,008	—	—
Awards exercisable	172,363	764,938	247,600
Awards available for grant	5,253,465	—	—

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

A summary of the status of stock options as of March 30, 2008 and April 1, 2007, and changes during the three-month periods then ended, is presented below:

	March 30, 2008		April 1, 2007
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,426,638	$16.06	1,526,863	$15.88
Granted	—	—	—	—
Exercised	(2,000)	8.22	(9,150)	8.59
Expired	(98,250)	34.30	(7,625)	37.32
Forfeited	—	—	(10,850)	11.66
Outstanding at end of period	1,326,388	$14.72	1,499,238	$15.85
Exercisable at end of period	1,173,401	$15.05	1,187,488	$16.96

The total intrinsic value of share options exercised during the quarters ended March 30, 2008 and April 1, 2007 was $2,600 and $54,600, respectively.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at March 30, 2008 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	4.6 years	$974
Options exercisable	4.3 years	974

A summary of the nonvested stock options as of March 30, 2008 and April 1, 2007, and changes during the three-month periods then ended, is presented below:

	March 30, 2008		April 1, 2007
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	158,587	$6.41	340,900	$6.11
Granted	—	—	—	—
Vested	(5,600)	8.31	(18,300)	4.96
Forfeited	—	—	(10,850)	6.95
Nonvested at end of period (1)	152,987	$6.34	311,750	$6.15
_____________________
(1) Based on historical experience CTS currently expects approximately 152,000 of these options to vest.

The total fair value of shares vested during the quarters ended March 30, 2008 and April 1, 2007 was $47,000 and $91,000, respectively.  As of March 30, 2008, there was $109,000 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 1.1 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at March 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 3/30/08	Life (Years)	Price	At 3/30/08	Price
$7.70 – 11.11	791,113	5.4	$9.43	700,376	$9.22
13.68 – 16.24	227,800	5.5	14.12	165,550	14.28
23.00 – 33.63	258,475	2.7	24.87	258,475	24.87
35.97 – 79.25	49,000	2.1	49.24	49,000	49.24

Service-Based Restricted Stock Units

Service-based restricted stock units (RSUs) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a five-year period.  A summary of the status of RSUs as of March 30, 2008 and April 1, 2007, and changes during the three-month periods then ended is presented below:

	March 30, 2008		April 1, 2007
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	595,148	12.14	658,138	$12.21
Granted	26,000	10.62	1,500	15.65
Converted	(10,430)	10.89	(56,377)	13.48
Forfeited	(9,810)	12.33	(28,300)	12.25
Outstanding at end of period	600,908	12.10	574,961	$12.35
Weighted-average remaining contractual life	5.0 years		4.3 years

As of March 30, 2008, there was $1.7 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units
On February 6, 2007, CTS granted performance-based restricted stock unit awards for certain executives.  Executives received a total of 17,100 units based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  These units will cliff vest and convert one-for-one to CTS common stock on December 31, 2010. CTS recorded compensation expense of $24,000 related to performance-based restricted stock units during the first quarter of 2008.

As of March 30, 2008 there was $123,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a period of 2.8 years.

Market-Based Restricted Stock Units
On July 2, 2007, CTS granted a market-based restricted stock unit award for an executive officer.  An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date.  Vesting may occur, if at all, at a rate of up to 150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to 32 enumerated peer group companies’ total stockholder return rates.  The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return.

On February 5, 2008, CTS granted market-based restricted stock unit awards for certain executives.  A maximum of 211,000 units may be earned for the performance period, which is fiscal years 2008 and 2009.  Vesting may occur, if at all, at a rate of up to 200% of the target amount in 2010 subject to certification of 2009 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth and CTS’ total stockholder return relative to 29 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $147,000 related to market-based restricted stock units during the three months ended March 30, 2008.

Restricted Stock and Cash Bonus Plan

CTS’ 1988 Plan originally reserved 2,400,000 shares of CTS’ common stock for sale at market price, or award, to key employees.  Under the 1988 Plan, 7,800 shares of Restricted Stock were outstanding as of March 30, 2008.  Shares sold or awarded are subject to restrictions against transfer and repurchase rights of CTS.  In general, restrictions lapse at the rate of 20% per year beginning one year from the grant date.  In addition, the 1988 Plan provides for a cash bonus to the participant equal to the fair market value of shares on the dates restrictions lapse, in the case of an award.  The total bonus paid to any participant during the restricted period is limited to twice the fair market value of the shares on the date of award or sale. As of March 30, 2008, there was $13,000 of total unrecognized compensation cost related to nonvested Restricted Stock.  That cost is expected to be recognized over a weighted-average period of 0.3 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors Plan was frozen effective December 1, 2004.  All future grants will be from the 2004 Plan.

NOTE C – Acquisitions

In 2008, CTS acquired the following two entities for a total cost of $22 million, which was paid in cash:

•	Tusonix, Inc., based in Tucson, Arizona, a leader in the design and manufacture of ceramic electromagnetic interference and radio frequency interference (EMI/RFI) filters

•	Orion Manufacturing, Inc., based in San Jose, California, a contract electronics manufacturer

CTS determined the preliminary purchase price allocations on the acquisitions based on estimates of the fair values of the assets acquired and liabilities assumed.  These estimates were arrived at using recognized valuation techniques.  CTS is in the process of determining values of certain assets. In addition, the Company is also analyzing historical net operating losses available for carryforward, limitations on those earnings in various taxing jurisdictions, and other facts and circumstances that will impact the final allocation of the purchase price to deferred income taxes. Accordingly, the allocation of the purchase price is subject to refinement.  CTS expects to finalize the purchase price allocation by the end of 2008.

Goodwill recognized in those transactions amounted to $3.5 million and is not deductible for tax purposes.  Goodwill was assigned to the EMS segment.

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	March 30, 2008	December 31, 2007
Finished goods	$12,413	$9,592
Work-in-process	21,683	18,064
Raw materials	49,736	46,122
Total inventories	$83,832	$73,778

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	March 30, 2008	December 31, 2007
Revolving credit agreement, weighted-average interest rate of 4.2% (2008), and 5.6% (2007) due in 2011	$56,700	12,000
Convertible, senior subordinated debentures at a weighted-average rate of 2.1%, due in 2024	60,000	60,000

Total long-term debt	$116,700	72,000

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million.  There was $56.7 million outstanding under the revolving credit agreement at March 30, 2008.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at March 30, 2008.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at March 30, 2008.  The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end. Additionally, the revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011.

CTS has $60 million in aggregate principal amount of senior subordinated debentures (“2.125% Debentures”). These unsecured debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024. The 2.125% debentures are convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes). Upon conversion of the 2.125% debentures, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock.

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

Holders may convert the 2.125% debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of March 30, 2008, none of the conditions for conversion of the 2.125% debentures were satisfied.

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

NOTE F – Retirement Plans

Net pension (income) / postretirement expense for the three months ended March 30, 2008 and April 1, 2007 includes the following components:

	Pension Plans		Other Postretirement Benefit Plans
($ in thousands)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Service cost	$887	$1,211	$5	$6
Interest cost	3,297	2,996	92	83
Expected return on plan assets (1)	(6,597)	(6,338)	—	—
Amortization of prior service cost	135	225	—	—
Amortization of gain/loss	429	839	—	—
(Income)/expense, net	$(1,849)	$(1,067)	$97	$89
_________________________________
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

NOTE G – Segments

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K.  Management evaluates performance based upon segment operating earnings before restructuring and restructuring-related charges, interest expense, other non-operating income, and income tax expense.

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
First Quarter of 2008
Net sales to external customers	$94,968	$77,787	$172,755
Segment operating earnings	2,030	6,775	8,805
Total assets	187,642	394,664	582,306

First Quarter of 2007
Net sales to external customers	$93,726	$69,532	$163,258
Segment operating earnings	3	4,945	4,948
Total assets	170,179	358,267	528,446

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

($ in thousands)	First Quarter 2008	First Quarter 2007
Total segment operating earnings	$8,805	$4,948
Restructuring and restructuring-related charges	(424)	—
Interest expense	(1,059)	(691)
Interest income	478	479
Other income	747	386
Earnings before income taxes	$8,547	$5,122

NOTE H – Contingencies

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

NOTE I – Restructuring

In November 2007, CTS announced plans to realign certain manufacturing operations and eliminate approximately 103 net positions during the fourth quarter of 2007.  The realignment is intended to create synergies by further enhancing the Company’s shared services model to include manufacturing support functions at its locations that serve more than one business.  As of December 31, 2007, the realignment plans were substantially complete.

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through March 30, 2008:
($ in millions)	Planned Costs	Actual incurred through March 30, 2008

Workforce reduction	$1.7	$1.5
Asset impairments	0.9	1.1
Restructuring charge	2.6	2.6

Equipment relocation	0.2	0.1
Other costs	0.2	0.4
Restructuring-related costs	0.4	0.5

Total restructuring and restructuring-related costs	$3.0	$3.1

Of the restructuring and restructuring-related costs incurred, $0.8 million relates to the Components and Sensors segment and $2.3 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of Earnings and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity related to the realignment for the period ending March 30, 2008:

($ in millions)	2007
Restructuring liability at January 1, 2008	$0.6
Restructuring and restructuring-related charges	0.4
Cost paid	$(0.9)
Restructuring liability at March 30, 2008	$0.1

NOTE J – Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the quarters ending March 30, 2008 and April 1, 2007.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2008
Basic EPS	$6,666	33,845	0.20
Effect of dilutive securities:
Convertible debt	245	4,000
Equity-based compensation plans	—	490
Diluted EPS	$6,911	38,335	0.18

First Quarter 2007
Basic EPS	$4,046	35,824	0.11
Effect of dilutive securities:
Convertible debt	251	4,000
Equity-based compensation plans	—	586
Diluted EPS	$4,297	40,410	0.11

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2008 and 2007 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended
(Number of shares in thousands)	March 30, 2008	April 1, 2007
Stock options where the assumed proceeds exceed the average market price of common shares during the period	666	550

NOTE K – Treasury Stock

In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of common stock in the open market.  The authorization expires on June 30, 2009.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  CTS repurchased 689,800 shares at a total cost of $6.8 million, during the three-months ended March 30, 2008.

NOTE L – New Accounting Pronouncements

FAS No. 141(R), “Business Combinations”
In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”), which replaces FAS No. 141, “Business Combinations” (“FAS No. 141”). Although the general provisions of FAS No. 141 are maintained, FAS No. 141(R) effectively replaces FAS No. 141’s cost allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The requirements of FAS No. 141 resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. The provisions of FAS No. 141(R) were intended to resolve these issues and therefore, improve the relevance, completeness and representational faithfulness of the information provided. This statement is effective for prospective business combinations consummated in fiscal years beginning on or after December 15, 2008. CTS does not expect the provisions of FAS No. 141(R) to have a material impact on its consolidated financial statements.

FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”
In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS No. 160”). Although FAS No. 160 retains the general accounting consolidation procedures regarding non-controlling interests, there are two key changes provided by FAS No. 160. First, accumulated losses attributable to such interests can exceed the original investment in the non-controlling interest. That is, a non-controlling interest can be in a debit position. Pro forma disclosures are required in the year of change. Second, such interests are a component of equity. Under current GAAP, such interests are normally included as either “mezzanine” (temporary) equity or liability. This statement is effective for CTS beginning January 1, 2009. CTS does not expect the provisions of FAS No. 160 to have a material impact on its consolidated financial statements.

FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”
In February 2008, the FASB issued FASB Staff Position FAS 157-1 (“FSP FAS 157-1”).  FSP FAS 157-1 removes leasing transactions accounted for under FAS No. 13 “Accounting for Leases” and related guidance from the scope of FAS No. 157 “Fair Value Measurements”.  CTS has adopted FSP FAS 157-1 and the provisions do not have a material impact on its consolidated financial statements.

FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”
In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS No. 157 “Fair Value Measurements” for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  CTS has adopted FSP FAS 157-2 and the provisions do not have a material impact on its consolidated financial statements.

FAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”
In March 2008, the FASB issued FAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 expands the disclosure requirements in FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  This statement is effective for CTS beginning January 1, 2009.  CTS does not expect the provisions to have a material impact on its consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

CTS Corporation (“CTS”, “we”, “our”, “us” or “the Company”) is a global manufacturer of components and sensors used primarily in the automotive, communications and computer markets.  The Company also provides electronic manufacturing solutions, including design and supply chain management functions, primarily serving the communications, computer, industrial, medical and defense and aerospace markets under contract arrangements with the original equipment manufacturers (“OEMs”).  Sales and marketing are accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.

In the first quarter of 2008, sales of EMS and Components and Sensors segments represented 55.0% and 45.0% of our total sales respectively, compared to 57.4% and 42.6% respectively in the first quarter of 2007.

As discussed in more detail throughout the MD&A:

•
Sales increased by $9.5 million, or 5.8%, in the first quarter of 2008 from the first quarter of 2007.  Sales in the Components and Sensors segment increased by 11.9% versus the first quarter of 2007, while sales in the EMS segment increased by 1.3% compared to the first quarter of 2007.

•	Gross margins, as a percent of sales, were 19.6% and 18.6% in the first quarters of 2008 and 2007, respectively.

•	Selling, general and administrative, and research and development expenses were 14.6% of total sales in the first quarter of 2008 compared to 15.5% of total sales in the first quarter of 2007.

•
Income taxes for the first quarter of 2008 were calculated using an estimated full-year rate of 22.0% compared to 21.0% for the first quarter of 2007.  The actual effective tax rate was 21.75% for the full year 2007.

•	Net earnings were $6.7 million, or $0.18 per diluted share, in the first quarter of 2008 compared with $4.0 million, or $0.11 per diluted share, in the first quarter of 2007.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our consolidated financial statements:

•	Inventory valuation, the allowance for doubtful accounts, and other accrued liabilities
•	Long-lived and intangible assets valuation, and depreciation/amortization periods
•	Income taxes
•	Retirement plans
•	Equity-based compensation

In the first quarter of 2008, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of First Quarter 2008 and First Quarter 2007

Segment Discussion

Refer to Note G, “Segments,” for a description of the Company’s segments.

The following table highlights the segment results for the three-month periods ending March 30, 2008 and April 1, 2007:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Quarter 2008
Sales	$77,787	$94,968	$172,755
Segment operating earnings	6,775	2,030	8,805
% of sales	8.7%	2.1%	5.1%

First Quarter 2007
Sales	$69,532	$93,726	$163,258
Segment operating earnings	4,945	3	4,948
% of sales	7.1%	0.0%	3.0%

Sales in the Components and Sensors segment increased $8.3 million, or 11.9% from the first quarter of 2007, attributed primarily to increased electronic component sales for infrastructure applications and in the automotive market.  Sales from the newly acquired Tusonix, Inc. business represented $2.9 million of the increase. Refer to Note C, “Acquisitions” for more information.

The Components and Sensors segment operating earnings were $6.8 million in the first quarter of 2008 versus $4.9 million in the first quarter of 2007.  The favorable earnings change resulted from higher sales and lower operating expenses as a percent of sales.

The EMS segment recorded a sales increase of $1.2 million, or 1.3%, in the first quarter of 2008 versus the first quarter of 2007.  The increase in sales was primarily attributable to higher sales in the defense and aerospace market, largely resulting from the recent acquisition of Orion Manufacturing, Inc., and in the medical market, partially offset by lower sales in the computer market.  Refer to Note C, “Acquisitions” for more information.

The EMS segment operating earnings were $2.0 million in the first quarter of 2008 versus breakeven in the first quarter of 2007.  The favorable earnings change was primarily due to more favorable product mix and lower operating expenses as a percent of sales.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the three-month periods ended March 30, 2008 and April 1, 2007:

	Three months ended
($ in thousands, except net earnings per share)	March 30, 2008	April 1, 2007	Increase (Decrease)
Net sales	$172,755	$163,258	$9,497
Restructuring-related costs	274	—	274
% of net sales	0.2%	—%	0.2%

Gross margin	33,824	30,338	3,486
% of net sales	19.6%	18.6%	1.0%

Selling, general and administrative expenses	20,976	21,270	(294)
% of net sales	12.1%	13.0%	(0.9)%

Research and development expenses	4,317	4,120	197
% of net sales	2.5%	2.5%	—%

Restructuring charge	150	—	150
% of net sales	0.1%	—%	0.1%

Operating earnings	8,381	4,948	3,433
% of net sales	4.9%	3.0%	1.9%

Income tax expense	1,881	1,076	805

Net earnings	6,666	4,046	2,620
% of net sales	3.9%	2.5%	1.4%

Net earnings per diluted share	$0.18	0.11	$0.07

First quarter sales of $172.8 million increased $9.5 million, or 5.8%, from the first quarter of 2007 driven organically and through acquisitions.  The increase was primarily attributable to the Components and Sensors segment, with higher sales of $8.3 million mainly in infrastructure applications and automotive products, and the positive impact of the newly acquired Tusonix, Inc. business.  EMS segment sales increased $1.2 million from higher defense and aerospace market sales as a result of the recent acquisition of Orion Manufacturing, Inc. and from strong medical market sales, partially offset by expected sales decreases in the computer market.

Gross margin as a percent of sales was 19.6% in the first quarter of 2008 compared to 18.6% in the first quarter of 2007 due to favorable segment sales mix and favorable product mix.  The Components and Sensors segment, which inherently generates a higher gross margin, increased to 45.0% of total company sales in the first quarter of 2008 compared to 42.6% of total sales in the same period of 2007.

Selling, general and administrative expenses were $21.0 million, or 12.1% of sales, in the first quarter of 2008 versus $21.2 million, or 13.0% of sales, in the first quarter of 2007.  The decline in the percent of sales is due to higher expenses in the first quarter of 2007 that included approximately $1.3 million of investigation costs.  Research and development expenses were $4.3 million, or 2.5% of sales in the first quarter of 2008 versus $4.1 million, or 2.5% of sales in the first quarter of 2007.  Research and development expenses are primarily from the Components and Sensors segment and are primarily focused on expanded applications and new product development, as well as current product and process enhancements.

Operating earnings were $8.4 million in the first quarter of 2008 compared to $4.9 million in the first quarter of 2007.   The increase in operating earnings was primarily attributable to higher sales and favorable product mix in the first quarter of 2008 while keeping operating expenses steady, as discussed above.  First quarter 2008 operating earnings included approximately $0.4 million of restructuring and restructuring-related costs associated with the realignment of operations announced in November 2007.

Income taxes for the first quarter of 2008 were calculated using an estimated full-year rate of 22.0% compared to 21.0% for the first quarter of 2007.  The actual effective tax rate was 21.75% for the full year 2007.  There were no material changes to the amount of unrecognized FIN 48 tax benefits, interest or penalties during the first quarter of 2008.

Net earnings were $6.7 million, or $0.18 per diluted share, in the first quarter of 2008 compared with $4.0 million, or $0.11 per diluted share, in the first quarter of 2007.  Higher net earnings were the result of higher operating earnings in the first quarter of 2008 as other income remained essentially flat.

Outlook

Based on the first quarter results and the outlook for the remainder of the year, we expect full-year 2008 sales to grow by 5% - 8% over 2007.  Full-year diluted earnings per share are expected to be in a range of $0.78 to $0.83.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $59.3 million at March 30, 2008 compared to $52.9 million at December 31, 2007.  Total debt on March 30, 2008 was $116.7 million, higher than $73.0 million at the end of 2007.  Total debt as a percentage of total capitalization was 26.5% at the end of the first quarter of 2008, compared with 18.4% at the end of 2007.  Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percentage of total debt and shareholders’ equity.  Our total debt rose significantly in the first quarter of 2008 as we completed two strategic acquisitions.

Working capital increased $29.8 million in the first quarter of 2008 versus year-end 2007, primarily due to an increase in inventory of $10.1 million and higher accounts receivable of $7.5 million, both of which resulted primarily from acquisitions during the quarter.

Cash Flow

Operating Activities

Net cash used by operating activities was $5.5 million for the first quarter of 2008 including a decrease in net assets, net of the effect of acquisitions of $18.2 million, partially offset by net earnings of $6.7 million and depreciation and amortization expense of $6.0 million.  The decrease in net assets was primarily due to decreased accounts payable and accrued liabilities of $11.8 million that resulted from our utilization of a supplier discount program and initial funding requirements for two acquisitions.

Net cash provided by operating activities was $4.1 million for the first quarter of 2007.  Components of net cash provided by operating activities include net earnings of $4.0 million, depreciation and amortization expense of $5.8 million and equity-based compensation of $1.1 million, offset by an increase in net assets of $6.8 million.  The increase in net assets was primarily due to increased inventory of $11.2 million and an increase in prepaid pension asset of $2.2 million, partially offset by decreased accounts receivable of $4.3 million and increased accounts payable and accrued liabilities of $2.6 million.

Investing Activities

Net cash used in investing activities was $24.1 million for the first quarter of 2008, primarily to complete acquisitions.

Net cash used in investing activities was $2.7 million for the first quarter of 2007, primarily for capital expenditures.

Financing Activities

Net cash provided by financing activities for the first quarter of 2008 was $35.9 million, consisting primarily of a net increase in debt of $44.7 million, offset by $6.8 million for purchase of CTS common stock and $1.0 million in dividend payments.

Net cash used in financing activities for the first quarter of 2007 was $3.8 million, consisting primarily of $2.8 million in decreased short-term and long-term debt and $1.1 million in dividend payments.

Capital Resources

Refer to Note E, “Debt,” for further discussion.

On June 27, 2006, we entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $150 million. There was $56.7 million outstanding under the revolving credit agreement at March 30, 2008.  There was $12 million outstanding under the revolving credit agreement at December 31, 2007.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and our quarterly total leverage ratio.  We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at March 30, 2008.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  We were in compliance with all debt covenants at March 30, 2008.   Additionally, the revolving credit agreement contains restrictions relating to the amount of secured debt the Company can have outstanding, the amounts allowed for acquisitions or asset sales and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011.

We have $60 million in aggregate principal amount of senior subordinated debentures (“2.125% Debentures”). These unsecured debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024.  The 2.125% debentures are convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes).  Upon conversion of the 2.125% debentures, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock.

In June 2007, our Board of Directors authorized a program to repurchase up to two million shares of CTS common stock in the open market.  The authorization expires on June 30, 2009.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  We repurchased 689,800 shares at a total cost of $6.8 million during the first quarter of 2008.

New Accounting Pronouncements

FAS No. 141(R), “Business Combinations”
In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”), which replaces FAS No. 141, “Business Combinations” (“FAS No. 141”).  Although the general provisions of FAS No. 141 are maintained, FAS No. 141(R) effectively replaces FAS No. 141’s cost allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The requirements of FAS No. 141 resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date.  The provisions of FAS No. 141(R) were intended to resolve these issues and therefore, improve the relevance, completeness and representational faithfulness of the information provided.  This statement is effective for prospective business combinations consummated beginning on or after December 15, 2008.  We do not expect the provisions of FAS No. 141(R) to have a material impact on our consolidated financial statements.

FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”
In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS No. 160”).  Although FAS No. 160 retains the general accounting consolidation procedures regarding non-controlling interests, there are two key changes provided by FAS No. 160. First, accumulated losses attributable to such interests can exceed the original investment in the non-controlling interest.  That is, a non-controlling interest can be in a debit position. Pro forma disclosures are required in the year of change. Second, such interests are a component of equity.  Under current GAAP, such interests are normally included as either “mezzanine” (temporary) equity or liability.  This statement is effective for CTS beginning January 1, 2009.  We do not expect the provisions of FAS No. 160 to have a material impact on our consolidated financial statements.

FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”
In February 2008, the FASB issued FASB Staff Position FAS 157-1 (“FSP FAS 157-1”).  FSP FAS 157-1 removes leasing transactions accounted for under FAS No. 13 “Accounting for Leases” and related guidance from the scope of FAS No. 157 “Fair Value Measurements”.   We have adopted FSP FAS 157-1 and the provisions do not have a material impact on our consolidated financial statements.

FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”
In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS No. 157 “Fair Value Measurements” for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  We have adopted FSP FAS 157-2 and the provisions do not have a material impact on our consolidated financial statements.

FAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”
In March 2008, the FASB issued FAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 expands the disclosure requirements in FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  This statement is effective for CTS beginning January 1, 2009.  We do not expect the provisions to have a material impact on our consolidated financial statements.

*****

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact.  Forward-looking statements are based on management’s expectations, certain assumptions and currently available information.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements.  For more detailed information on the risks and uncertainties associated with our business, see our reports filed with the SEC.  Examples of factors that may affect future operating results and financial condition include, but are not limited to: rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks; and the impact of the accounting misstatements at its Moorpark and Santa Clara, California locations, including the results of the impact of the SEC’s informal inquiry into these misstatements.  We undertake no obligation to publicly update its forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2007.

Item 4.	Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2008, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired businesses, as described further below.

The acquired business, Tusonix, Inc., had facilities in Tucson, Arizona and Nogales, Mexico.  The acquired business Orion Manufacturing, Inc., had a facility in San Jose, California.  Each of these facilities reports financial results that are included in this report for the quarter-ended March 30, 2008.  Our management has not completed an evaluation of the businesses internal controls over financial reporting since the dates of acquisition.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the acquisitions, there were no changes in our internal control over financial reporting for the quarter-ended March 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  -   OTHER INFORMATION

Item 1.	Legal Proceedings

Certain processes in the manufacture of our current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations.  We have been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups that it is or may be a potentially responsible party regarding hazardous waste remediation at several non-CTS sites.  In addition to these non-CTS sites, we have an ongoing practice of providing reserves for probable remediation activities at certain of our manufacturing locations and for claims and proceedings against us with respect to other environmental matters.  In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations or cash flows of CTS.

Certain claims are pending against us with respect to matters arising out of the ordinary conduct of our business.  For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect our consolidated financial position, results of operations or cash flows.

We have been informed that the SEC is conducting an informal inquiry relating to the accounting misstatements of our Moorpark and Santa Clara, California manufacturing facilities.  We are in full cooperation with the SEC in its inquiry.

Item 1A.         Risk Factors

There have been no significant changes to our risk factors since December 31, 2007.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending March 30, 2008:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				689,800
January 1, 2008 – January 27, 2008	338,600	$9.75	338,600	351,200
January 28, 2008 – February 24, 2008	242,500	10.09	242,500	108,700
February 25, 2008 – March 30, 2008	108,700	9.75	108,700	—
Total	689,800	$9.87	689,800

_________________________________

(1)	In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of its common stock in the open market. The authorization expires June 30, 2009.

Item 6.          Exhibits

(10)(a)	2008 – 2009 Performance Restricted Stock Unit Plan

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Secretary and General Counsel	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: April 30, 2008	Dated: April 30, 2008