Form 10-Q
period 2008-06-29
CTS CORP
filed 2008-07-30
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2008
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
Yes ☒                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “accelerated filer” , “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☒      Non-accelerated filer (Do not check if smaller reporting company)  ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 25, 2008: 33,706,980.

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	$186,091	$169,624	$358,846	$332,882
Costs and expenses:
Cost of goods sold	145,938	136,680	284,869	269,600
Selling, general and administrative expenses	21,506	20,940	42,482	42,210
Research and development expenses	4,750	4,102	9,067	8,222
Restructuring charge – Note I	113	—	263	—
Operating earnings	13,784	7,902	22,165	12,850
Other (expense) income:
Interest expense	(1,058)	(681)	(2,117)	(1,372)
Interest income	380	486	858	965
Other	(342)	(232)	405	154
Total other expense	(1,020)	(427)	(854)	(253)

Earnings before income taxes	12,764	7,475	21,311	12,597
Income tax expense	2,807	1,570	4,688	2,646
Net earnings	$9,957	$5,905	$16,623	$9,951
Net earnings per share - Note J
Basic	$0.30	$0.16	$0.49	$0.28

Diluted	$0.27	$0.15	$0.45	$0.26

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06
Average common shares outstanding:
Basic	33,652	35,824	33,748	35,824
Diluted	38,090	40,302	38,209	40,355

      See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 29, 2008	December 31, 2007*

ASSETS
Current Assets
Cash and cash equivalents	$45,370	$52,868
Accounts receivable, less allowances (2008 - $1,095; 2007 - $1,304)	110,521	100,655
Inventories, net - Note D	86,559	73,778
Other current assets	24,226	23,539
Total current assets	266,676	250,840
Property, plant and equipment, less accumulated depreciation (2008 - $266,849; 2007 - $266,261)	96,285	92,825
Other Assets
Prepaid pension asset - Note F	112,097	107,158
Goodwill	30,943	24,657
Other intangible assets, net	38,572	36,743
Deferred income taxes	29,914	30,237
Other	1,242	1,232
Total other assets	212,768	200,027
Total Assets	$575,729	$543,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$1,000
Accounts payable	85,658	84,217
Accrued liabilities	46,599	43,702
Total current liabilities	132,257	128,919
Long-term debt - Note E	92,300	72,000
Other long-term obligations	17,314	18,526
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,024,091 shares issued at June 29, 2008 and 53,919,733 shares issued at December 31, 2007	280,146	278,916
Additional contributed capital	28,668	28,563
Retained earnings	351,150	336,548
Accumulated other comprehensive loss	(29,325)	(29,808)
	630,639	614,219
Cost of common stock held in treasury (2008 – 20,298,259 shares and 2007 -19,606,459) – Note K	(296,781)	(289,972)
Total shareholders’ equity	333,858	324,247
Total Liabilities and Shareholders’ Equity	$575,729	$543,692
* The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Six Months Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net earnings	$16,623	$9,951
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,806	11,552
Prepaid pension-asset – Note F	(4,999)	(4,466)
Amortization of retirement benefit adjustments – Note F	1,128	2,128
Equity-based compensation – Note B	1,729	1,636
Restructuring charge – Note I	(263)	—
Changes in working capital and other, net of effect of acquisitions	(14,721)	(5,336)
Net cash provided by operating activities	12,303	15,465

Cash flows from investing activities:
Payment for acquisitions, net of cash received – Note C	(20,738)	—
Capital expenditures	(9,660)	(6,271)
Proceeds from sales of assets	46	45
Net cash used in investing activities	(30,352)	(6,226)

Cash flows from financing activities:
Payments of long-term debt – Note E	(554,000)	(857)
Proceeds from borrowings of long-term debt – Note E	574,300	—
Payments of short-term notes payable	(4,974)	(5,026)
Proceeds from borrowings of short-term notes payable	3,974	1,107
Dividends paid	(2,039)	(2,145)
Purchase of treasury stock – Note K	(6,809)	(4,343)
Other	53	198
Net cash provided by (used in) financing activities	10,505	(11,066)

Effect of exchange rate on cash and cash equivalents	46	358
Net decrease in cash and cash equivalents	(7,498)	(1,469)

Cash and cash equivalents at beginning of year	52,868	38,630
Cash and cash equivalents at end of period	$45,370	$37,161

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,823	$1,106
Income taxes – net	$1,781	$1,146

              See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net earnings	$9,957	$5,905	$16,623	$9,951
Other comprehensive earnings:
Cumulative translation adjustment	(276)	549	(103)	550
Amortization of retirement benefit adjustments (net of tax)	342	610	586	1,270
Comprehensive earnings	$10,023	$7,064	$17,106	$11,771

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2008

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

Certain reclassifications have been made for the periods presented in the unaudited condensed consolidated financial statements to conform to the classifications adopted in 2008.

NOTE B - Equity-Based Compensation

At June 29, 2008, CTS had four equity-based compensation plans:  the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), and the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”).  As of December 2004, additional grants can only be made under the 2004 Plan.  CTS believes that equity-based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three and six-month periods ended June 29, 2008 and July 1, 2007 relating to equity-based compensation plans:

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Stock options	$42	$58	$91	$236
Restricted stock units	802	441	1,606	1,316
Restricted stock	12	43	32	84
Total	$856	$542	$1,729	$1,636

The following table summarizes plan status as of June 29, 2008:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	313,850	755,063	240,100
Restricted stock units outstanding	682,308	—	—
Awards exercisable	251,105	755,063	240,100
Awards available for grant	5,101,052	—	—

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

A summary of the status of stock options as of June 29, 2008 and July 1, 2007, and changes during the six-month periods then ended, is presented below:

	June 29, 2008		July 1, 2007
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,426,638	$16.06	1,529,863	$15.91
Granted	—	—	—	—
Exercised	(6,500)	8.32	(25,150)	8.96
Expired	(111,125)	33.11	(15,900)	29.64
Forfeited	—	—	(15,725)	12.29
Outstanding at end of period	1,309,013	$14.65	1,473,088	$15.92

Exercisable at end of period	1,234,488	$14.77	1,314,501	$16.37

The total intrinsic value of stock options exercised during the six-month periods ended June 29, 2008 and July 1, 2007 was $14,000 and $126,000, respectively.  There were no options granted during the six-month periods ended June 29, 2008 or July 1, 2007.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at June 29, 2008 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	4.4 years	$827
Options exercisable	4.2 years	$827

A summary of the nonvested stock options as of June 29, 2008 and July 1, 2007, and changes during the six-month periods then ended, is presented below:

	June 29, 2008			July 1, 2007
	Options		Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	158,587		$6.41	340,900	$6.11
Granted	—		—	—	—
Vested	(84,062)		6.46	(166,588)	5.69
Forfeited	—		—	(15,725)	7.58
Nonvested at end of period	74,525	(1)	$6.36	158,587	$6.41

(1) Based on historical experience, CTS currently expects approximately 74,000  of these options to vest.
_____________________

The total fair value of shares vested during the quarters ended June 29, 2008 and July 1, 2007 was approximately $543,000 and $857,000, respectively.  As of June 29, 2008, there was $75,000 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of  1.1 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at June 29, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 6/29/08	Contractual Life (Years)	Price	At 6/29/08	Price
$7.70 – 11.11	783,863	5.15	$9.44	750,838	$9.37
13.68 – 16.24	227,800	5.24	14.12	186,300	14.22
23.00 – 33.63	249,100	2.50	24.82	249,100	24.82
35.97 – 79.25	48,250	1.87	49.23	48,250	49.23

Service-Based Restricted Stock Units

Service-based restricted stock units (RSUs) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a period of three to five years.  A summary of the status of RSUs as of June 29, 2008 and July 1, 2007, and changes during the six-month periods then ended is presented below:

	June 29, 2008		July 1, 2007
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	595,148	$11.59	658,938	$12.43
Granted	240,950	10.80	146,950	11.95
Converted	(135,180)	11.79	(170,437)	12.39
Forfeited	(18,610)	12.32	(53,683)	12.50
Outstanding at end of period	682,308	$10.35	581,768	$12.32
Weighted-average remaining contractual life	4.7 years		4.5 years

As of June 29, 2008, there was $4.3 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units
On February 6, 2007, CTS granted performance-based restricted stock unit awards for certain executives.  Executives received a total of 17,100 units based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  These units will cliff vest and convert one-for-one to CTS common stock on December 31, 2010.

On February 5, 2008, CTS granted performance-based restricted stock unit awards for certain executives.  Vesting may occur, if at all, at a rate of 200% of the target amount of 42,200 in 2010 subject to certification of the 2008 and 2009 fiscal year results by CTS’ independent auditors.  Vesting is dependent upon CTS’ achievement of sales growth targets.

CTS recorded compensation expense of approximately $125,000 related to performance-based restricted stock units during the six-months ended June 29, 2008.  As of June 29, 2008 there was $ 382,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

On February 5, 2008, CTS granted market-based restricted stock unit awards for certain executives.  Vesting may occur, if at all, at a rate of up to 200% of the target amount of 63,300 in 2010 subject to certification of the 2008 and 2009 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of total stockholder return relative to 29 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $238,000 related to market-based restricted stock units during the six months ended June 29, 2008.

As of June 29, 2008 there was approximately $1.0 million of unrecognized compensation cost related to market-based RSUs.  That cost is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock and Cash Bonus Plan

CTS’ 1988 Plan originally reserved 2,400,000 shares of CTS’ common stock for sale at market price, or award, to key employees.  The 1988 Plan was concluded on June 27, 2008.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors Plan was frozen effective December 1, 2004.  All future grants will be from the 2004 Plan.

NOTE C – Acquisitions

In 2008, CTS acquired the following two entities for a total cost of $20.7 million, net of cash received, which was paid in cash:

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

Goodwill recognized in those transactions amounted to $6.3 million and is not deductible for tax purposes.  $5.5 million of goodwill was assigned to the EMS segment and $0.8 million was assigned to the Components and Sensors segment.

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	June 29, 2008	December 31, 2007
Finished goods	$11,301	$9,592
Work-in-process	22,796	18,064
Raw materials	52,462	46,122
Total inventories	$86,559	$73,778

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	June 29, 2008	December 31, 2007
Revolving credit agreement weighted-average interest rate of 3.8% (2008) and 5.6% (2007) due in 2011	$32,300	$12,000
Convertible, senior subordinated debentures at a weighted-average interest rate of 2.125%, due in 2024	60,000	60,000
Total long-term debt	$92,300	$72,000

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million.  There was $32.3 million outstanding under the revolving credit agreement at June 29, 2008.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.20 percent per annum at June 29, 2008.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at June 29, 2008.

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

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of June 29, 2008, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

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

NOTE F - Retirement Plans

Net pension (income) / postretirement expense for the three and six-month periods ended June 29, 2008 and July 1, 2007 includes the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
PENSION PLANS
Service cost	$887	$1,211	$1,774	$2,422
Interest cost	3,298	3,002	6,595	5,998
Expected return on plan assets (1)	(6,596)	(6,342)	(13,193)	(12,680)
Amortization of prior service cost	134	225	269	450
Amortization of loss	430	839	859	1,678
Net pension income	$(1,847)	$(1,065)	$(3,696)	$(2,132)

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
________________________

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$5	$5	$10	$11
Interest cost	92	84	184	167
Amortization of prior service cost	—	—	—	—
Amortization of (gain)/loss	—	—	—	—
Net postretirement expense	$97	$89	$194	$178

NOTE G - Segments

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires companies to provide certain information about their operating segments.  CTS has two reportable segments: 1) Electronics Manufacturing Services (EMS) and 2) Components and Sensors.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Second Quarter of 2008
Net sales to external customers	$101,996	$84,095	$186,091
Segment operating earnings	3,684	10,212	13,896
Total assets	191,847	383,882	575,729

Second Quarter of 2007
Net sales to external customers	$98,833	$70,791	$169,624
Segment operating earnings	2,355	5,547	7,902
Total assets	176,358	357,761	534,119

First Six Months of 2008
Net sales to external customers	$196,964	$161,882	$358,846
Segment operating earnings	5,714	16,987	22,701
Total assets	191,847	383,882	575,729

First Six Months of 2007
Net sales to external customers	$192,559	$140,323	$332,882
Segment operating earnings	2,358	10,492	12,850
Total assets	176,358	357,761	534,119

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Total segment operating earnings	$13,896	$7,902	$22,701	$12,850
Restructuring and related charges	(112)	—	(536)	—
Interest expense	(1,058)	(681)	(2,117)	(1,372)
Other income	38	254	1,263	1,119
Earnings before income taxes	$12,764	$7,475	$21,311	$12,597

NOTE H -Contingencies

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

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through June 29, 2008:

($ in millions)	Planned Costs	Actual incurred through June 29, 2008

Workforce reduction	$1.7	$1.5
Asset impairments	0.9	1.2
Restructuring charge	2.6	2.7

Equipment relocation	0.2	0.1
Other costs	0.2	0.4
Restructuring-related costs	0.4	0.5

Total restructuring and restructuring-related costs	$3.0	$3.2

The restructuring and restructuring-related costs incurred in the three and six-months ended June 29, 2008 were $0.1 million and $0.5 million, respectively.

Of the restructuring and restructuring-related costs incurred, $0.9 million relates to the Components and Sensors segment and $2.3 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of Earnings and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity related to the realignment for the period ended June 29, 2008:

($ in millions)
Restructuring liability at January 1, 2008	$0.6
Restructuring and restructuring-related charges	0.2
Cost paid	$(0.7)
Restructuring liability at June 29, 2008	$0.1

NOTE J - Earnings Per Share

FAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and six-month periods ended June 29, 2008 and July 1, 2007.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Second Quarter 2008
Basic EPS	$9,957	33,652	$0.30
Effect of dilutive securities:
Convertible debt	248	4,000
Equity-based compensation plans	—	438
Diluted EPS	$10,205	38,090	$0.27

Second Quarter 2007
Basic EPS	$5,905	35,824	$0.16
Effect of dilutive securities:
Convertible debt	251	4,000
Equity-based compensation plans	—	478
Diluted EPS	$6,156	40,302	$0.15

First Six Months of 2008
Basic EPS	$16,623	33,748	$0.49
Effect of dilutive securities:
Convertible debt	493	4,000
Equity-based compensation plans	—	461
Diluted EPS	$17,116	38,209	$0.45

First Six Months of 2007
Basic EPS	$9,951	35,824	$0.28
Effect of dilutive securities:
Convertible debt	502	4,000
Equity-based compensation plans	—	531
Diluted EPS	$10,453	40,355	$0.26

The following table shows the potentially dilutive securities which have been excluded from the three and six-month periods ended June 29, 2008 and July 1, 2007 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
(Number of Shares in Thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Stock options where the assumed proceeds exceeds the average market price	756	640	711	595

NOTE K – Treasury Stock

In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of common stock in the open market.  The authorization expires on June 30, 2009.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  During the first half of 2008, CTS repurchased 689,800 shares at a total cost of $6.8 million, which completed this program.

In June 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.

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

FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 162”). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”). The GAAP hierarchy provides for four categories of GAAP which include (in descending order of authority): (a) current pronouncements and its interpretations; (b) FASB technical bulletins and AICPA accounting and industry guides; (c) AICPA Practice bulletins and Emerging Issue Task Force Consensus (“EITFs”); and (d) FASB implementation guides. An entity is required to follow the accounting treatment specified by the accounting principle from the source in the highest category. This statement is effective for CTS 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. CTS does not expect the provisions to have a material impact on its consolidated financial statements.

FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 should be applied retroactively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of FSP APB 14-1’s effective date.  FSP APB14-1 is effective for CTS beginning January 1, 2009.  CTS is currently evaluating the impact of FSP APB 14-1 on its financial statements.

FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for CTS beginning January 1, 2009. CTS does not expect the provisions to have a material impact on its consolidated financial statements.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

CTS Corporation (“we”, “our” or “us”) is a global manufacturer of components and sensors used primarily in the automotive, communications and computer markets.  We also provide electronic manufacturing solutions, including design and supply chain management functions, primarily serving the communications, computer, industrial, medical and defense and aerospace markets under contract arrangements with the original equipment manufacturers (“OEMs”).  Sales and marketing are accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.

In the first quarter of 2008, we acquired two entities for a total cost of $20.7 million, net of cash received, which was paid in cash.  In the Components and Sensors segment, Tusonix, Inc. (“Tusonix”), based in Tucson, Arizona, is a leader in the design and manufacture of ceramic electromagnetic interference and radio frequency interference (EMI/RFI) filters.  In the EMS segment, Orion Manufacturing, Inc. (“Orion”), based in San Jose, California, is a contract electronics manufacturer.

As discussed in more detail throughout the MD&A:

•
Sales increased by $16.5 million, or 9.7%, in the second quarter of 2008 from the second quarter of 2007.  Sales in the Components and Sensors segment increased by 18.8% compared to the second quarter of 2007, while sales in the EMS segment increased by 3.2% versus the second quarter of 2007.  In the second quarter of 2008, sales in the EMS and Components and Sensors segments represented 54.8% and 45.2% of our total sales, respectively, compared to 58.3% and 41.7% respectively, in the second quarter of 2007.

•
Gross margins, as a percent of sales, were 21.6% and 19.4% in the second quarter of 2008 and 2007, respectively, primarily resulting from favorable segment mix, favorable product mix and operational efficiencies.

•
Selling, general and administrative and research and development expenses were 14.1% of total sales in the second quarter of 2008 compared to 14.8% of total sales in the second quarter of 2007.  This decrease was driven by our ability to control expenses as sales increased.

•	Income taxes for the six months ended June 29, 2008 were calculated using an estimated full-year rate of 22.0% compared to 21.0% for the six months ended July 1, 2007.

•	Net earnings were $10.0 million, or $0.27 per diluted share, in the second quarter of 2008 compared with $5.9 million, or $0.15 per diluted share, in the second quarter of 2007.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

In the second quarter of 2008, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Second Quarter 2008 and Second Quarter 2007

Segment Discussion

Refer to Note G, “Segments”, for a description of our segments.

The following table highlights the segment results for the three-month periods ended June 29, 2008 and July 1, 2007:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Second Quarter 2008
Sales	$84,095	$101,996	$186,091
Segment operating earnings	10,212	3,684	13,896
% of sales	12.1%	3.6%	7.5%

Second Quarter 2007
Sales	$70,791	$98,833	$169,624
Segment operating earnings	5,547	2,355	7,902
% of sales	7.8%	2.4%	4.7%

Sales in the Components and Sensors segment increased $13.3 million, or approximately 18.8% from the second quarter of 2007, attributed primarily to increased automotive sensor and actuator product sales.  Automotive product sales are reflective of continuing double-digit growth of automotive sensor and actuator product sales in the Asia-Pacific region.  Sales from the recently acquired Tusonix business represented $4.2 million of the increase.

The Components and Sensors segment operating earnings increased $4.7 million in the second quarter of 2008.  The earnings increase resulted from the impact of higher sales, favorable product mix, lower operating expenses as a percent of sales, operational efficiencies and higher pension income, partially offset by operating expenses for the recently acquired Tusonix.

The EMS segment recorded a sales increase of $3.2 million, or 3.2%, in the second quarter of 2008 versus the second quarter of 2007.  The increase in sales was attributable primarily to higher sales into the defense and aerospace and communications markets, partially offset by lower sales into the computer market.  Lower computer market sales were expected due to certain products going to end of life and our emphasis on increasing sales into other markets.  Sales from the recently acquired Orion business were $9.4 million.

The EMS segment operating earnings improved $1.3 million in the second quarter of 2008 primarily due to increased gross margins resulting from higher sales volume and more favorable product mix, partially offset by lower computer market sales.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated interim statements of earnings for the three-month periods ended June 29, 2008 and July 1, 2007:

	Three months ended
($ in thousands, except net earnings per share)	June 29, 2008	July 1, 2007	Increase (Decrease)
Net sales	$186,091	$169,624	$16,467

Gross margin	40,153	32,944	7,209
% of net sales	21.6%	19.4%	2.2%

Selling, general and administrative expenses	21,506	20,940	566
% of net sales	11.6%	12.3%	(0.7)%

Research and development expenses	4,750	4,102	648
% of net sales	2.6%	2.4%	0.2%

Restructuring charge	113	-	113
% of net sales	0.1%	-%	0.1%

Operating earnings	13,784	7,902	5,882
% of net sales	7.4%	4.7%	2.7%

Income tax expense	2,807	1,570	1,237

Net earnings	9,957	5,905	4,052
% of net sales	5.4%	3.5%	1.9%

Net earnings per share - diluted	$0.27	$0.15	$0.12

Second quarter sales of $186.1 million increased $16.5 million, or 9.7%, from the second quarter of 2007.  The increase was attributable primarily to the Components and Sensors segment with higher sales of $13.3 million mainly due to higher sales of automotive sensor and actuator products and the positive impact of the recently acquired Tusonix business.  EMS segment sales increased $3.2 million from higher defense and aerospace and communications market sales, including the positive impact of the recent Orion acquisition, partially offset by a sales decrease into the computer market.

Gross margin as a percent of sales was 21.6% in the second quarter of 2008 compared to 19.4% in the second quarter of 2007 due to favorable segment sales mix, favorable product mix and operational efficiencies.  The Components and Sensors segment, which inherently has higher gross margins, increased to 45.2% of total sales in the second quarter of 2008 compared to 41.7% of total sales in the same period of 2007.

Selling, general and administrative expenses were 11.6% of sales in the second quarter of 2008 versus 12.3% of sales in the second quarter of 2007.  The decrease in selling, general and administrative expenses as a percent of sales relates primarily to the elimination of $2.1 million of unusual audit and professional fees that were recorded in the second quarter of 2007 and continued expense control as we increased sales.

Research and development expenses were $4.8 million, or 2.6% of sales in the second quarter of 2008 versus $4.1 million, or 2.4% of sales in the second quarter of 2007.  The year-over-year increase reflects higher resources devoted to the development and launch of a new commercial market growth initiative.  Research and development expenses are primarily from the Components and Sensors segment and are generally focused on expanded applications and new product development, as well as current product and process enhancements.

Operating earnings were $13.8 million in the second quarter of 2008 compared to $7.9 million in the second quarter of 2007.  The increase in operating earnings resulted primarily from higher gross margin dollars on higher sales, including the impact of the recent acquisitions, partially offset by slightly higher selling, general and administrative and research and development spending in the quarter.

Interest and other expenses in the second quarter of 2008 were $1.0 million, or $0.6 million higher than the second quarter of 2007, primarily due to $0.4 million higher interest expense resulting from higher outstanding debt balances used to finance the recent acquisitions.

Income taxes for the second quarter of 2008 were calculated using an estimated full-year rate of 22.0% compared to 21.0% for the second quarter of 2007.

Net earnings were $10.0 million, or $0.27 per diluted share, in the second quarter of 2008 compared to $5.9 million, or $0.15 per diluted share, in the second quarter of 2007.

Comparison of First Six Months 2008 and First Six Months 2007

Segment Discussion

The following table highlights the segment results for the six-month periods ended June 29, 2008 and July 1, 2007:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Six Months 2008
Net sales to external customers	$161,882	$196,964	$358,846
Segment operating earnings	16,987	5,714	22,701
% of sales	10.5%	2.9%	6.3%

First Six Months 2007
Net sales to external customers	$140,323	$192,559	$332,882
Segment operating earnings	10,492	2,358	12,850
% of sales	7.5%	1.2%	3.9%

During the first six months of 2008, sales of Components and Sensors and EMS products, as a percentage of total sales, were 45.1% and 54.9%, respectively. The first six months of 2007 sales of Components and Sensors and EMS products, as a percentage of total sales, were 42.2% and 57.8%, respectively.

Components and Sensors segment sales increased $21.6 million or 15.4% from the first half of 2007.  The increase was primarily due to higher sales of automotive sensor and actuator products and the positive impact of the recently acquired Tusonix business.  The Components and Sensors segment operating earnings increased $6.5 million from higher sales, lower operating expenses as a percent of sales and higher pension income, partially offset by operating expenses at our Tusonix operations.

EMS segment sales increased by $4.4 million or 2.3% from the first half of 2007.  The increase was attributable primarily to higher sales into the defense and aerospace and communications markets, including the positive impact of the recent Orion acquisition, partially offset by lower sales into the computer market.  EMS segment operating earnings increased $3.4 million or 142% from the first half of 2007.  The earnings increase was driven by higher sales and favorable product mix, partially offset by a sales decrease into the computer market.  Lower computer market sales were expected due to certain products going to end of life and our emphasis on increasing sales into other markets.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated interim statements of earnings for the six-month periods ended June 29, 2008 and July 1, 2007:

	Six Months Ended
($ in thousands, except net earnings per share)	June 29, 2008	July 1, 2007	Increase (Decrease)
Net sales	$358,846	$332,882	$25,964

Restructuring-related costs	(274)	-	(274)
% of net sales	(0.1)%	-%	(0.1)%

Gross margin	73,977	63,282	10,695
% of net sales	20.6%	19.0%	1.6%

Selling, general and administrative expenses	42,482	42,210	272
% of net sales	11.8%	12.7%	(0.9)%

Research and development expenses	9,067	8,222	845
% of net sales	2.5%	2.5%	-%

Restructuring charge	263	-	263
% of net sales	0.1%	-%	0.1%

Operating earnings	22,165	12,850	9,315
% of net sales	6.2%	3.9%	2.3%

Income tax expense	4,688	2,646	2,042

Net earnings	$16,623	$9,951	$6,672
% of net sales	4.6%	3.0%	1.6%

Net earnings per share - diluted	$0.45	$0.26	$0.19

First six month sales of $358.8 million increased $26.0 million, or 7.8%, from the first six months of 2007.  The Components and Sensors segment sales increase of $21.6 million is attributable to higher sales of automotive sensor and actuator products and the positive impact of the recently acquired Tusonix business.  EMS segment sales increased $4.4 million from higher defense and aerospace and communications market sales as a result of the recent Orion acquisition, partially offset by lower computer market sales.

Gross margin increased $10.7 million for the first half of 2008 resulting from higher sales volume, including the effect of acquisitions, and favorable product mix.  As a percentage of sales, gross margin increased to 20.6% in the first half of 2008 compared to 19.0% in the first half of 2007.

Selling, general and administrative expenses decreased to 11.8% from 12.7%, as a percent of sales, primarily due to higher expenses in the first half of 2007 that included approximately $3.4 million of unusual audit and professional fees.

Research and development expenses in the first half of 2008 increased $0.8 million from the first half of 2007. The year-over-year increase reflects higher resources devoted to the development and launch of a new commercial market growth initiative. Research and development expenses are primarily from the Components and Sensors segment and are generally focused on expanded applications and new product development, as well as current product and process enhancements.

Interest and other expenses through the first half of 2008 were $0.9 million, or $0.6 million higher than the first half of 2007, primarily due to $0.7 million higher interest expense from higher outstanding debt balances used to finance the recent acquisitions.

Income taxes for the six months ended June 29, 2008 were calculated using an estimated full-year rate of 22.0% compared to 21.0% for the six months ended July 1, 2007.

Net earnings were $16.6 million, or $0.45 per diluted share, in the first half of 2008 compared $5.9 million, or $0.15 per diluted share, in the first half of 2007.

Outlook

Based on the first half results and the outlook for the remainder of the year, we expect full-year 2008 sales to grow by 5% - 8% over 2007.  Full-year diluted earnings per share are expected to be in a range of $0.79 to $0.84 for 2008.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $45.4 million at June 29, 2008 compared to $52.9 million at December 31, 2007.  Total debt on June 29, 2008 was $92.3 million, which is higher than $73.0 million at the end of 2007.  Total debt as a percentage of total capitalization was 21.7% at the end of the second quarter of 2008, compared with 18.4% at the end of 2007.  Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percentage of total debt and shareholders’ equity.  Our total debt rose substantially in the first half of 2008 as we completed two strategic acquisitions.

Working capital increased $21.2 million in the second quarter of 2008 versus year-end 2007, primarily due to an increase in inventory of $12.8 million and higher accounts receivable of $9.9 million, both of which resulted mainly from recent acquisitions.

Cash Flow

Operating Activities

Net cash provided by operating activities was $12.3 million for the first half of 2008.  Components of net cash provided by operating activities include net earnings of $16.6 million, depreciation and amortization expense of $12.8 million and equity-based compensation of $1.7 million, and net changes in assets and liabilities of $18.9 million.  The changes in assets and liabilities were due to increased accounts receivable of $5.9 million, increased inventory of $3.7 million, an increase in prepaid pension asset of $5.0 million and decreased accounts payable and accrued liabilities of $4.2 million.

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

Free Cash Flow

The following table summarizes free cash flow:

	Six Months Ended
($ in millions)	June 29, 2008	July 1, 2007
Net cash provided by operations	$12.3	$15.5
Capital expenditures	(9.7)	(6.3)
Free cash flow	$2.6	$9.2

Free cash flow is a non-GAAP financial measure that we define as net cash provided by operations less capital expenditures.  The most directly comparable GAAP measure is net cash provided by operations. Management uses free cash flow to evaluate financial performance and in strategic planning, specifically, for investing and financing decisions.  Management believes free cash flow is a useful measure because it reflects the performance of our overall operations more accurately than net cash provided by operations and because it provides investors with the same results that management used as the basis for making decisions about the business.  Free cash flow is not an indicator of residual cash available for discretionary spending, because it does not take into account mandatory debt service or other non-discretionary spending requirements that are not deducted in the calculation of free cash flow.  Management takes these limitations into account when using free cash flow to make investing and financing decisions.

Investing Activities

Net cash used in investing activities was $30.4 million for the first half of 2008, primarily to complete acquisitions and for capital expenditures.

Net cash used in investing activities was $6.2 million for the first half of 2007, primarily for capital expenditures.

Financing Activities

Net cash provided by financing activities for the first half of 2008 was $10.5 million, consisting primarily of a net increase in debt of $19.3 million, offset by $6.8 million for purchase of CTS common stock and $2.0 million in dividend payments.

Net cash used in financing activities for the first half of 2007 was $11.1 million, consisting primarily of a $4.3 million purchase of treasury stock, $3.9 million in decreased short-term debt and $2.1 million in dividend payments.

Capital Resources

Refer to Note E, “Debt”, for further discussion.

On June 27, 2006, we entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $150 million. There was $32.3 million outstanding under the revolving credit agreement at June 29, 2008.  There was $12 million outstanding under the revolving credit agreement at December 31, 2007.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and our quarterly total leverage ratio.  We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.20 percent per annum at June 29, 2008.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  We were in compliance with all debt covenants at June 29, 2008.

Additionally, the revolving credit agreement contains restrictions relating to the amount of secured debt we can have outstanding, the amounts allowed for acquisitions or asset sales and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011.

We have $60 million convertible senior subordinated debentures (“2.125% Debentures”).  These unsecured debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024.  The 2.125% debentures are convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes).  Upon conversion of the 2.125% debentures, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock.

The conversion price of the 2.125% Debentures will be adjusted if we complete certain transactions, including: distribution of  shares as a dividend to substantially all shareholders; subdivision, combination or reclassification of CTS common stock; distribution of stock purchase warrants to substantially all shareholders; distribution of cash, stock or property to shareholders in excess of  $0.03 per share; or purchase of its common stock pursuant to a tender offer or exchange offer under certain circumstances.

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period.  The conversion periods begin on February 15, May 15, August 15, and November 15 of each year.  Holders may also convert the notes if certain corporate transactions occur. As of June 29, 2008, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

We may, at our option, redeem all or a portion of the 2.125% Debentures for cash at any time on or after May 1, 2009, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest at the redemption date.  Holders may require us to purchase for cash all or part of their notes on May 1, 2009, 2014, and 2019, or upon the occurrence of certain events, at 100% of the principal amount of the notes plus accrued and unpaid interest up to, but not including, the date of purchase.

We believe cash flows from operating activities and available borrowings under our revolving credit agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months.  We may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce our overall interest expense or improve our capital structure.

In June 2008, our Board of Directors authorized a program to repurchase up to one million shares of CTS common stock in the open market.  The authorization expires on June 30, 2009.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk since December 31, 2007.

Item 4.   Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2008, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired businesses, as described further below.

Each of the following facilities reports financial results that are included in this report for the quarter ended June 29, 2008.  Our management has not completed an evaluation of the businesses internal controls over financial reporting since the dates of acquisition.

•	The acquired business, Tusonix, Inc., had facilities in Tucson, Arizona and Nogales, Mexico.
•	The acquired business Orion Manufacturing, Inc., had a facility in San Jose, California.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the acquisitions, there were no changes in our internal control over financial reporting for the quarter ended June 29, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Certain processes in the manufacture of our current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations.  We have been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups that we are or may be a Potentially Responsible Party  regarding hazardous waste remediation at several non-CTS sites.  In addition to these non-CTS sites, we have an ongoing practice of providing reserves for probably remediation activities at certain of our manufacturing locations and for claims and proceedings against us with respect to other environmental matters.  In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations or cash flows of CTS.

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

Item 1A.    Risk Factors

There have been no significant changes in the Company’s risk factors since December 31, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CTS Corporation was held on May 30, 2008.  At the meeting, the following matters were submitted to a vote of the stockholders of CTS:

The election of nine directors to serve for one year beginning at the 2008 annual shareholders' meeting and expiring at the 2009 annual shareholders' meeting.  A summary of votes by directors is shown below:

Director	For	Withheld
Walter S. Catlow	30,556,216	220,098
Lawrence J. Ciancia	30,487,920	288,394
Thomas G. Cody	28,761,685	2,014,629
Patricia K. Collawn	30,553,872	222,442
Gerald H. Frieling	30,477,094	299,220
Roger R. Hemminghaus	30,553,529	222,785
Michael A. Henning	30,550,869	225,445
Vinod M. Khilnani	30,663,672	112,642
Robert A. Profusek	30,556,296	220,018

Ratification of the independent registered public accounting firm.  A summary of votes is shown below:

For	Against	Abstain
30,705,249	47,335	23,733

Item 6.       Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Secretary and General Counsel	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: July 30, 2008	Dated: July 30, 2008