Form 10-Q
period 2008-09-28
CTS CORP
filed 2008-10-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2008.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2008: 33,710,515.

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net sales	$170,034	$174,790	$528,880	$507,672
Costs and expenses:
Cost of goods sold	136,684	140,997	421,553	410,597
Selling, general and administrative expenses	20,754	19,821	63,236	62,031
Research and development expenses	4,509	4,055	13,576	12,277
Restructuring charge – Note I	3,202	—	3,465	—
Operating earnings	4,885	9,917	27,050	22,767
Other (expense) income:
Interest expense	(931)	(869)	(3,048)	(2,241)
Interest income	316	497	1,174	1,462
Other	(307)	320	98	474
Total other expense	(922)	(52)	(1,776)	(305)

Earnings before income taxes	3,963	9,865	25,274	22,462
Income tax (benefit) expense – Note L	(3,648)	2,071	1,040	4,717
Net earnings	$7,611	$7,794	$24,234	$17,745
Net earnings per share — Note J
Basic	$0.23	$0.22	$0.72	$0.50

Diluted	$0.21	$0.20	$0.65	$0.46

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09
Average common shares outstanding:
Basic	33,708	35,481	33,735	35,709
Diluted	38,199	39,956	38,206	40,222

        See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 28, 2008	December 31, 2007*

ASSETS
Current Assets
Cash and cash equivalents	$53,711	$52,868
Accounts receivable, less allowances (2008 - $1,310; 2007 - $1,304)	103,405	100,655
Inventories, net - Note D	88,100	73,778
Other current assets	25,309	23,539
Total current assets	270,525	250,840
Property, plant and equipment, less accumulated depreciation (2008 - $266,795; 2007 - $266,261)	93,812	92,825
Other Assets
Prepaid pension asset - Note F	114,871	107,158
Goodwill	32,468	24,657
Other intangible assets, net	37,859	36,743
Deferred income taxes	30,591	30,237
Other	1,182	1,232
Total other assets	216,971	200,027
Total Assets	$581,308	$543,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$1,000
Accounts payable	78,910	84,217
Accrued liabilities	46,337	43,702
Total current liabilities	125,247	128,919
Long-term debt - Note E	100,100	72,000
Other long-term obligations	16,934	18,526
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,030,726 shares issued at 2008 and 53,919,733 shares issued at 2007	280,248	278,916
Additional contributed capital	29,419	28,563
Retained earnings	357,749	336,548
Accumulated other comprehensive loss	(31,380)	(29,808)
	636,036	614,219
Cost of common stock held in treasury (20,320,759 shares at 2008 and 19,606,459 shares at 2007) – Note K	(297,009)	(289,972)
Total shareholders’ equity	339,027	324,247
Total Liabilities and Shareholders’ Equity	$581,308	$543,692
* The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net earnings	$24,234	$17,745
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,457	16,977
Prepaid pension asset – Note F	(7,599)	(6,699)
Equity-based compensation – Note B	2,614	2,526
Restructuring charge – Note I	3,465	—
Amortization of retirement benefit adjustments – Note F	1,683	3,188
Changes in working capital and other, net of effect of acquisitions	(22,734)	(2,502)
Net cash provided by operating activities	20,120	31,235

Cash flows from investing activities:
Payments for acquisitions, net of cash received – Note C	(20,828)	—
Capital expenditures	(13,756)	(9,295)
Proceeds from sales of assets	34	39
Net cash used in investing activities	(34,550)	(9,256)

Cash flows from financing activities:
Payments of long-term debt – Note E	(892,150)	(7,857)
Proceeds from borrowings of long-term debt – Note E	920,250	7,000
Payments of short-term notes payable	(7,426)	(43,756)
Proceeds from borrowings of short-term notes payable	6,426	40,265
Dividends paid	(3,051)	(3,204)
Purchase of treasury stock – Note K	(7,037)	(8,922)
Other	56	303
Net cash provided by (used in) financing activities	17,068	(16,171)

Effect of exchange rate on cash and cash equivalents	(1,795)	518
Net increase in cash and cash equivalents	843	6,326

Cash and cash equivalents at beginning of year	52,868	38,630
Cash and cash equivalents at end of period	$53,711	$44,956

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,206	$1,437
Income taxes—net	$3,035	$1,953

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net earnings	$7,611	$7,794	$24,234	$17,745
Other comprehensive earnings:
Cumulative translation adjustment	(2,459)	457	(2,562)	1,007
Deferred loss on foreign currency forward contracts	(31)	—	(31)	—
Amortization of retirement benefit adjustments (net of tax)	435	625	1,021	1,895
Comprehensive earnings	$5,556	$8,876	$22,662	$20,647

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS – UNAUDITED
September 28, 2008

NOTE A—Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared by CTS Corporation (“CTS” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Certain reclassifications have been made for the periods presented in the unaudited condensed consolidated interim financial statements to conform to the classifications adopted in 2008.

NOTE B—Equity-Based Compensation

At September 28, 2008, CTS had four equity-based compensation plans:  the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), and the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”).  As of December 2004, additional grants can only be made under the 2004 Plan.  CTS believes that equity-based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three and nine month periods ending September 28, 2008 and September 30, 2007 relating to equity-based compensation plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Stock options	$18	$82	$109	$318
Restricted stock units	867	777	2,473	2,093
Restricted stock	—	31	32	115
Total	$885	$890	$2,614	$2,526

The following table summarizes plan status as of September 28, 2008:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	313,850	752,363	239,950
Restricted stock units outstanding	669,968	—	—
Awards exercisable	250,965	752,363	239,950
Awards available for grant	5,107,357	—	—

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

A summary of the status of stock options as of September 28, 2008 and September 30, 2007, and changes during the nine month periods then ended, is presented below:

	September 28, 2008		September 30, 2007
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,426,638	$16.06	1,529,863	$15.91
Exercised	(7,100)	8.40	(42,900)	8.74
Expired	(113,375)	32.91	(20,400)	26.79
Forfeited	—	—	(15,725)	12.29
Outstanding at end of period	1,306,163	$14.63	1,450,838	$16.01

Exercisable at end of period	1,231,638	$14.76	1,258,917	$16.54

The total intrinsic value of stock options exercised during the nine month periods ended September 28, 2008 and September 30, 2007 was $16,000 and $209,000, respectively.  There were no options granted during the nine month periods ending September 28, 2008 and September 30, 2007.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at September 28, 2008 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding	4.1 years	$2,483
Options exercisable	3.9 years	$2,434

A summary of the nonvested stock options as of September 28, 2008 and September 30, 2007, and changes during the nine month periods then ended, is presented below:

	September 28, 2008		September 30, 2007
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	158,587	$6.41	340,900	$6.11
Vested	(84,062)	6.46	(166,588)	5.69
Forfeited	—	—	(15,725)	7.58
Nonvested at end of period(1)	74,525	$6.36	158,587	$6.41

(1) Based on historical experience, CTS currently expects all of these options to vest.
_____________________

The total fair value of shares vested during the nine months ended September 28, 2008 and September 30, 2007, was approximately $543,000 and $948,000, respectively.  As of September 28, 2008, there was $57,000 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 1.0 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at September 28, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 9/28/08	Life (Years)	Price	at 9/28/08	Price
$7.70 – 11.11	783,263	4.91	$9.44	750,238	$9.37
13.68 – 16.24	227,800	4.99	14.12	186,300	14.22
23.00 – 33.63	246,850	2.24	24.83	246,850	24.83
35.97 – 79.25	48,250	1.63	49.23	48,250	49.23

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a period of three to five years.  A summary of the status of RSUs as of September 28, 2008 and September 30, 2007 and changes during the nine month periods then ended is presented below:

	September 28, 2008		September 30, 2007
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	595,148	$12.14	658,938	$12.43
Granted	240,950	10.06	192,950	12.18
Converted	(143,720)	11.86	(211,987)	12.75
Forfeited	(22,410)	12.20	(58,023)	12.46
Outstanding at end of period	669,968	$11.45	581,878	$12.23

Weighted-average remaining contractual life	4.4 years		4.6 years

As of September 28, 2008, there was $3.7 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units
On February 6, 2007, CTS granted performance-based restricted stock unit awards for certain executives.  Executives received a total of 17,100 units based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  These units will cliff vest and convert one-for-one to CTS common stock on December 31, 2010.

On February 5, 2008, CTS granted performance-based restricted stock unit awards for certain executives.  Vesting may occur, if at all, at a rate of 200% of the target amount of 42,200 units in 2010 subject to certification of the 2009 fiscal year results by CTS’ independent auditors.  Vesting is dependent upon CTS’ achievement of sales growth targets.

CTS recorded compensation expense of approximately $207,000 related to performance-based restricted stock units during the nine months ended September 28, 2008.  As of September 28, 2008 there was $355,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

On February 5, 2008, CTS granted market-based restricted stock unit awards for certain executives.  Vesting may occur, if at all, at a rate of up to 200% of the target amount of 63,300 units in 2010.  Vesting is dependent upon CTS’ achievement of total stockholder return relative to 29 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $363,000 related to market-based restricted stock units during the nine months ended September 28, 2008.

As of September 28, 2008 there was approximately $763,000 of unrecognized compensation cost related to market-based RSUs.  That cost is expected to be recognized over a weighted average period of 1.3 years.

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

NOTE C – Acquisitions

In 2008, CTS acquired the following two entities for a total cost of $20.8 million, net of cash received, which was paid in cash:

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

Goodwill recognized in those transactions amounted to $7.8 million and is not deductible for tax purposes.  $6.0 million of goodwill was assigned to the EMS segment and $1.8 million was assigned to the Components and Sensors segment.

NOTE D—Inventories, net

Inventories consist of the following:

($ in thousands)	September 28, 2008	December 31, 2007
Finished goods	$12,157	$9,592
Work-in-process	23,804	18,064
Raw materials	52,139	46,122
Total inventories, net	$88,100	$73,778

NOTE E—Debt

Long-term debt was comprised of the following:

($ in thousands)	September 28, 2008	December 31, 2007
Revolving credit agreement, weighted-average interest rate of 3.7% (2008) and 5.6% (2007), due in 2011	$40,100	$12,000
Convertible, senior subordinated debentures at a weighted-average interest rate of 2.125%, due in 2024	60,000	60,000
Total long-term debt	$100,100	$72,000

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $ 40.1 million and $12.0 million outstanding under the revolving credit agreement at September 28, 2008 and December 31, 2007, respectively.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at September 28, 2008.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at September 28, 2008.

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

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the notes if certain corporate transactions occur. As of September 28, 2008, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

CTS may, at its option, redeem all or a portion of the 2.125% Debentures for cash at any time on or after May 1, 2009, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest at the redemption date. Holders may require CTS to purchase for cash all or part of their notes on May 1, 2009, 2014, and 2019, or upon the occurrence of certain events, at 100% of the principal amount of the notes plus accrued and unpaid interest up to, but not including, the date of purchase. In the fourth quarter 2008, CTS purchased $24.0 million of its 2.125% Debentures through open market discounted transactions.  In the event that a portion or all of the remaining $36.0 million of these notes are redeemed on May 1, 2009, CTS intends to utilize its existing revolving credit agreement to fund the redemption, in the event other long-term financing is not utilized.

NOTE F—Retirement Plans

Net pension (income) / postretirement expense for the three and nine month periods ended September 28, 2008 and September 30, 2007 includes the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
PENSION PLANS
Service cost	$887	$1,215	$2,661	$3,637
Interest cost	3,230	3,005	9,825	9,003
Expected return on plan assets (1)	(6,592)	(6,346)	(19,785)	(19,026)
Amortization of prior service cost	135	224	404	674
Amortization of loss	420	835	1,279	2,513
Net pension income	$(1,920)	$(1,067)	$(5,616)	$(3,199)
______________________
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$5	$5	$15	$16
Interest cost	92	83	276	250
Amortization of prior service cost	—	1	—	1
Net postretirement expense	$97	$89	$291	$267

NOTE G—Segments

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to provide certain information about their operating segments.  CTS has two reportable segments: 1) Electronics Manufacturing Services (“EMS”) and 2) Components and Sensors.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an Original Equipment Manufacturer (“OEM”) or other contract manufacturer.  Additionally, for some customers, CTS provides full turnkey manufacturing and completion including design, bill-of-material management, logistics, and repair.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Third Quarter of 2008
Net sales to external customers	$97,510	$72,524	$170,034
Segment operating earnings	2,657	5,709	8,366
Total assets	195,143	386,165	581,308

Third Quarter of 2007
Net sales to external customers	$106,000	$68,790	$174,790
Segment operating earnings	3,952	5,965	9,917
Total assets	170,722	367,340	538,062

First Nine Months of 2008
Net sales to external customers	$294,474	$234,406	$528,880
Segment operating earnings	8,371	22,696	31,067
Total assets	195,143	386,165	581,308

First Nine Months of 2007
Net sales to external customers	$298,559	$209,113	$507,672
Segment operating earnings	6,309	16,458	22,767
Total assets	170,722	367,340	538,062

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Total segment operating earnings	$8,366	$9,917	$31,067	$22,767
Restructuring and restructuring-related charges	(3,481)	—	(4,017)	—
Interest expense	(931)	(869)	(3,048)	(2,241)
Interest income	316	497	1,174	1,462
Other	(307)	320	98	474
Earnings before income taxes	$3,963	$9,865	$25,274	$22,462

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

NOTE I – Restructuring

In September 2008, CTS initiated certain restructuring actions to transfer and consolidate certain operations to further improve its cost structure.  These actions resulted in the elimination of approximately 60 positions and the write-off of certain leasehold improvements during the third quarter of 2008.

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 28, 2008:

($ in millions) September 2008 Plan	Planned Costs	Actual incurred through September 28, 2008

Workforce reduction	$2.4	$1.9
Asset impairments	1.1	1.1
Other charges	0.2	0.2
Restructuring charge	3.7	3.2

Equipment relocation	0.2	0.0
Other costs	0.5	0.3
Restructuring-related costs	0.7	0.3

Total restructuring and restructuring-related costs	$4.4	$3.5

The restructuring and restructuring-related costs incurred in the three and nine months ended September 28, 2008 were $3.5 million.

Of the restructuring and restructuring-related costs incurred, $3.0 million relates to the Components and Sensors segment and $0.5 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of Earnings and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity related to the realignment for the period ended September 28, 2008:

($ in millions)
Restructuring liability at January 1, 2008	$0.0
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	2.1
Cost paid	$(0.8)
Restructuring liability at September 28, 2008	$1.3

In November 2007, CTS realigned certain manufacturing operations and eliminated approximately 103 net positions during the fourth quarter of 2007.  The realignment was intended to create synergies by further enhancing the Company’s shared services model to include manufacturing support functions at its locations that serve more than one business.  As of June 29, 2008, the realignment plans were complete.

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 28, 2008:

($ in millions) November 2007 Plan	Planned Costs	Actual incurred through September 28, 2008

Workforce reduction	$1.7	$1.5
Asset impairments	0.9	1.2
Restructuring charge	2.6	2.7

Equipment relocation	0.2	0.1
Other costs	0.2	0.4
Restructuring-related costs	0.4	0.5

Total restructuring and restructuring-related costs	$3.0	$3.2

The restructuring and restructuring-related costs incurred in the nine months ended September 28, 2008 were $0.5 million.

Of the restructuring and restructuring-related costs incurred, $0.9 million relates to the Components and Sensors segment and $2.3 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of Earnings and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity related to the realignment for the period ended September 28, 2008:

($ in millions)
Restructuring liability at January 1, 2008	$0.6
Restructuring and restructuring-related charges, excluding asset impairments	0.3
Cost paid	$(0.9)
Restructuring liability at September 28, 2008	$0.0

NOTE J—Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and nine month periods ending September 28, 2008 and September 30, 2007.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Third Quarter 2008
Basic EPS	$7,611	33,708	$0.23
Effect of dilutive securities:
Convertible debt	255	4,000
Equity-based compensation plans	—	491
Diluted EPS	$7,866	38,199	$0.21

Third Quarter 2007
Basic EPS	$7,794	35,481	$0.22
Effect of dilutive securities:
Convertible debt	251	4,000
Equity-based compensation plans	—	475
Diluted EPS	$8,045	39,956	$0.20

First Nine Months of 2008
Basic EPS	$24,234	33,735	$0.72
Effect of dilutive securities:
Convertible debt	748	4,000
Equity-based compensation plans	—	471
Diluted EPS	$24,982	38,206	$0.65

First Nine Months of 2007
Basic EPS	$17,745	35,709	$0.50
Effect of dilutive securities:
Convertible debt	753	4,000
Equity-based compensation plans	—	513
Diluted EPS	$18,498	40,222	$0.46

The following table shows the potentially dilutive securities which have been excluded from the three and nine month periods ending September 28, 2008 and September 30, 2007 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
(Number of Shares in Thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Stock options where the assumed proceeds exceeds the average market price	523	636	648	609

NOTE K—Treasury Stock

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  During the three months ended September 28, 2008, CTS repurchased 22,500 shares at a total cost of $0.2 million.

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

NOTE L—Income Taxes

A discrete period tax benefit of approximately $4.0 million was recognized in the third quarter related to the release of a valuation allowance in a non-U.S. jurisdiction.  Management has determined that it is more likely than not that the related net operating loss carryforwards will be fully utilized.

The following table reconciles the year-to-date effective income tax rate (expressed as a percentage of income before income taxes):

($ in millions)	Nine Months Ended
September 28, 2008
Tax rate before the benefit of reversal of reserves	19.8%
Tax benefit, reversal of reserves	(15.7)%
Effective income tax rate	4.1%

NOTE M—New Accounting Pronouncements

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview

CTS Corporation (“we”, “our”, “us”) is a global manufacturer of components and sensors used primarily in the automotive, communications and computer markets.  We also provide electronic manufacturing solutions, including design and supply chain management functions, primarily serving the communications, computer, industrial, medical and defense and aerospace markets under contract arrangements with the original equipment manufacturers (“OEMs”).

In the first quarter of 2008, we acquired two entities for a total cost of $20.8 million, net of cash received, which was paid in cash.  Tusonix, Inc. (“Tusonix”), based in Tucson, Arizona, is a leader in the design and manufacture of ceramic electromagnetic interference and radio frequency interference (EMI/RFI) filters.  Orion Manufacturing, Inc. (“Orion”), based in San Jose, California, is a contract electronics manufacturer.

In September 2008, we initiated certain restructuring actions to transfer and consolidate certain operations to further improve our cost structure.  These actions resulted in the elimination of approximately 60 positions and the write-off of certain leasehold improvements during the third quarter of 2008.  The pre-tax restructuring and restructuring-related costs incurred in the three months ended September 28, 2008 were $3.5 million.

As discussed in more detail throughout the MD&A:

•
Sales decreased by $4.8 million, or 2.7%, in the third quarter of 2008 from the third quarter of 2007.  Sales in the Components and Sensors segment increased by 5.4% compared to the third quarter of 2007, while sales in the EMS segment decreased by 8.0% versus the third quarter of 2007, attributable primarily to expected lower sales in the computer market due to certain products going end-of-life (“EOL”).  In the third quarter of 2008, sales in the Components and Sensors and EMS segments represented 42.7% and 57.3% of our total sales, respectively, compared to 39.4% and 60.6% respectively, in the third quarter of 2007.

•	Gross margin, as a percent of sales, was 19.6% and 19.3% in the third quarter of 2008 and 2007, respectively, due to favorable segment sales mix.

•
Selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses were 14.9% of total sales in the third quarter of 2008 compared to 13.6% of total sales in the third quarter of 2007.  The increase was driven by incremental expenses to support higher sales in the Components and Sensors segment and research and development spending devoted to the development and launch of our new commercial market growth initiative.

•
A discrete period tax benefit of approximately $4.0 million was recognized in the third quarter related to the release of a valuation allowance in a non-U.S. jurisdiction.  Without regard to the discrete period benefit, income taxes for the nine months ended September 28, 2008 were calculated using an estimated full-year rate of 19.8% compared to 21.0% for the nine months ended September 30, 2007.

•
Net earnings were $7.6 million, or $0.21 per diluted share, in the third quarter of 2008 compared to $7.8 million, or $0.20 per diluted share, in the third quarter of 2007.  Fewer outstanding shares of CTS common stock in the third quarter of 2008 versus the third quarter of 2007, resulting from share repurchases over the past 12 months, improved diluted EPS.

Critical Accounting Policies

Our MD&A discusses our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

In the third quarter of 2008, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Third Quarter 2008 and Third Quarter 2007

Segment Discussion

Refer to Note G, “Segments,” for a description of our segments.

The following table highlights the segment results for the three-month periods ending September 28, 2008 and September 30, 2007:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Third Quarter 2008
Sales	$72,524	$97,510	$170,034
Segment operating earnings	5,709	2,657	8,366
% of sales	7.9%	2.7%	4.9%

Third Quarter 2007
Sales	$68,790	$106,000	$174,790
Segment operating earnings	5,965	3,952	9,917
% of sales	8.7%	3.7%	5.7%

During the third quarter of 2008, sales of Components and Sensors and EMS products, as a percentage of total sales, were 42.7% and 57.3% respectively.  In the third quarter of 2007, sales of Components and Sensors and EMS products, as a percentage of total sales, were 39.4% and 60.6% respectively.

Sales in the Components and Sensors segment increased $3.7 million, or approximately 5.4% from the third quarter of 2007, attributed primarily to the recently acquired Tusonix business, increased automotive sensor and actuator product sales and continued strong piezoelectric product sales, partially offset by reduced sales of components in infrastructure applications.  Automotive product sales are reflective of continuing double-digit growth of automotive sensor and actuator product sales in the Asia-Pacific region.

The Components and Sensors segment operating earnings decreased $0.3 million in the third quarter of 2008.  The earnings decrease resulted from slightly higher SG&A to support higher sales and higher engineering and development resources devoted to the development and launch of our new commercial growth initiative.

The EMS segment recorded a sales decrease of $8.5 million, or 8.0%, in the third quarter of 2008 versus the third quarter of 2007.  The decrease in sales was attributable primarily to expected EOL-driven lower sales to Hewlett-Packard and an unusually high level of industrial market sales in 2007, which resulted from a one-time build for a specific customer program.  The decrease was partially offset by higher sales in the defense and aerospace and communications markets, including the positive impact of the recent Orion acquisition.

The EMS segment operating earnings declined $1.3 million in the third quarter of 2008 primarily resulting from the negative impact of lower sales volume and expenses to consolidate production facilities.

Total Company Discussion

The following table highlights changes in significant components of the unaudited condensed consolidated interim statements of earnings for the three-month periods ended September 28, 2008 and September 30, 2007:

	Three Months Ended
($ in thousands, except net earnings per share)	September 28, 2008	September 30, 2007	Increase (Decrease)
Net sales	$170,034	$174,790	$(4,756)
Restructuring-related costs	277	—	277
% of net sales	0.2%	—%	0.2%

Gross margin	33,350	33,793	(443)
% of net sales	19.6%	19.3%	0.3%

Selling, general and administrative expenses	20,754	19,821	933
% of net sales	12.2%	11.3%	0.9%

Research and development expenses	4,509	4,055	454
% of net sales	2.7%	2.3%	0.4%

Restructuring charge	3,202	—	3,202
% of net sales	1.9%	—%	1.9%

Operating earnings	4,885	9,917	(5,032)
% of net sales	2.9%	5.7%	(2.8)%

Income tax expense	(3,648)	2,071	(5,719)

Net earnings	$7,611	$7,794	$(183)
% of net sales	4.5%	4.5%	0.0%

Net earnings per share - diluted	$0.21	$0.20	$0.01

Third quarter sales of $170.0 million decreased $4.8 million, or 2.7%, from the third quarter of 2007.  The decrease was attributable primarily to a sales decrease of $8.5 million in the EMS segment, attributable primarily to expected EOL-driven lower sales to Hewlett-Packard and an unusually high level of industrial market sales in 2007, which resulted from a one-time build for a specific customer program.  The decrease was partially offset by higher defense and aerospace and communications market sales, including the positive impact of the recent Orion acquisition.  Components and Sensors segment sales increased $3.7 million mainly due to higher sales of automotive sensor and actuator products and continued strong piezoelectric product sales, which also partially offset the decrease in EMS segment sales.

Gross margin as a percent of sales was 19.6% in the third quarter of 2008 compared to 19.3% in the third quarter of 2007 due to favorable segment sales mix.  The Components and Sensors segment, which has inherently higher gross margins, increased to 42.7% of total sales in the third quarter of 2008 compared to 39.4% of total sales in the same period of 2007.

Selling, general and administrative expenses were $20.8 million, or 12.2% of sales, in the third quarter of 2008 versus $19.8 million, or 11.3% of sales, in the third quarter of 2007.  The increase was driven by incremental expenses to support higher sales in the Components and Sensors segment.

Research and development expenses were $4.5 million, or 2.7% of sales, in the third quarter of 2008 versus $4.1 million, or 2.3% of sales in the third quarter of 2007.  The year-over-year increase reflects higher engineering and development resources devoted to the development and launch of our new commercial market growth initiative.  Research and development expenses are primarily from the Components and Sensors segment and are generally focused on expanded applications and new product development, as well as current product and process enhancements.

In September 2008, we initiated certain restructuring actions to transfer and consolidate certain operations to further improve our cost structure.  These actions resulted in the elimination of approximately 60 positions and the write-off of certain leasehold improvements during the third quarter of 2008.  The pre-tax restructuring and restructuring-related costs incurred in the three months ended September 28, 2008 were $3.5 million.

Operating earnings were $4.9 million, or 2.9% of sales, in the third quarter of 2008 compared to $9.9 million, or 5.7% of sales, in the third quarter of 2007.  The decrease in operating earnings resulted primarily from restructuring costs recognized in the third quarter of 2008.

Interest and other expenses in the third quarter of 2008 at $0.9 million, were approximately $0.9 million higher than the third quarter of 2007, primarily due to $0.7 million of unfavorable foreign currency impact.

A discrete period tax benefit of approximately $4.0 million was recognized in the third quarter related to the release of a valuation allowance in a non-U.S. jurisdiction.  Without regard to the discrete period benefit, income taxes for the third quarter ended September 28, 2008 were calculated using an estimated full-year rate of 19.8% compared to 21.0% for the nine months ended September 30, 2007.

Net earnings were $7.6 million, or $0.21 per diluted share, in the third quarter of 2008 compared to $7.8 million, or $0.20 per diluted share, in the third quarter of 2007.  Fewer outstanding shares of CTS common stock in the third quarter of 2008 versus the third quarter of 2007, resulting from share repurchases over the past 12 months, improved diluted EPS.

Comparison of First Nine Months of 2008 and First Nine Months of 2007

Segment Discussion

Refer to Note G, “Segments,” for a description of our segments.

The following table highlights the segment results for the nine-month periods ending September 28, 2008 and September 30, 2007:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Nine Months 2008
Sales	$234,406	$294,474	$528,880
Segment operating earnings	22,696	8,371	31,067
% of sales	9.7%	2.8%	5.9%

First Nine Months 2007
Sales	$209,113	$298,559	$507,672
Segment operating earnings	16,458	6,309	22,767
% of sales	7.9%	2.1%	4.5%

During the first nine months of 2008, sales of Components and Sensors and EMS products, as a percentage of total sales, were 44.3% and 55.7% respectively.  In the first nine months of 2007, sales of Components and Sensors and EMS products, as a percentage of total sales, were 41.2% and 58.8% respectively.

The Components and Sensors segment sales increased $25.3 million, or 12.1%, from the first nine months of 2007.  The increase was primarily due to the recently acquired Tusonix business, increased automotive sensor and actuator product sales and strong piezoelectric product sales.

The Components and Sensors segment operating earnings increased $6.2 million from the favorable impact of higher sales and higher pension income, partially offset by incremental operating expenses to support the higher sales.

EMS segment sales decreased by $4.1 million, or 1.4%, from the first nine months of 2007.  The decrease was attributable primarily to expected EOL-driven lower sales to Hewlett-Packard and an unusually high level of industrial market sales in 2007, which resulted from a one-time build for a specific customer program.  The decrease was partially offset by higher sales in the defense and aerospace market, including the positive impact of the recent Orion acquisition.  Lower computer market sales were expected due to certain products going to end of life and our emphasis on increasing sales in other markets.

EMS segment operating earnings increased $2.1 million, or 32.7%, from the first nine months of 2007.  The earnings increase was driven by improved product mix as we focus on increasing sales in higher margin markets.

Total Company Discussion

The following table highlights changes in significant components of the condensed consolidated interim statements of earnings for the nine-month periods ended September 28, 2008 and September 30, 2007:

	Nine Months Ended
($ in thousands, except net earnings per share)	September 28, 2008	September 30, 2007	Increase (Decrease)
Net sales	$528,880	$507,672	$21,208
Restructuring-related costs	551	—	551
% of net sales	0.1%	—%	0.1%

Gross margin	107,327	97,075	10,252
% of net sales	20.3%	19.1%	1.2%

Selling, general and administrative expenses	63,236	62,031	1,205
% of net sales	12.0%	12.2%	(0.2)%

Research and development expenses	13,576	12,277	1,299
% of net sales	2.6%	2.4%	0.2%

Restructuring charge	3,465	—	3,465
% of net sales	0.7%	—%	0.7%

Operating earnings	27,050	22,767	4,283
% of net sales	5.1%	4.5%	0.6%

Income tax expense	1,040	4,717	(3,677)

Net earnings	$24,234	$17,745	$6,489
% of net sales	4.6%	3.5%	1.1%

Net earnings per share - diluted	$0.65	$0.46	$0.19

Sales in the first nine months of 2008 increased $21.2 million, or 4.2%, from the first nine months of 2007.  The sales increase was attributable to higher sales in the defense and aerospace and automotive markets, and the positive impact of the recently acquired businesses, offset by expected EOL-driven lower sales to Hewlett-Packard and lower demand for certain electronic components.

Gross margin increased $10.3 million for the first nine months of 2008 primarily due to the contribution from higher sales volume, including the effect of acquisitions, and favorable product mix.  As a percentage of sales, gross margin increased to 20.3% in the first nine months of 2008 compared to 19.1% in the first nine months of 2007.

Selling, general and administrative expenses decreased to 12.0% from 12.2%, as a percent of sales, primarily due to higher expenses in the first nine months of 2007 that included approximately $3.4 million of unusual audit and professional fees, partially offset by the incremental expenses associated with recent acquisitions.

Research and development expenses in the first nine months of 2008 increased $1.3 million from the first nine months of 2007.  The year-over-year increase reflects higher engineering and development resources devoted to the development and launch of our new commercial market growth initiative.  Research and development expenses are primarily from the Components and Sensors segment and are generally focused on expanded applications and new product development, as well as current product and process enhancements.

In September 2008, we initiated certain restructuring actions to transfer and consolidate certain operations to further improve our cost structure.  These actions resulted in the elimination of approximately 60 positions and the write-off of certain leasehold improvements during the third quarter of 2008.  The pre-tax restructuring and restructuring-related costs incurred in the nine months ended September 28, 2008 were $3.5 million for this restructuring plan.

Operating earnings were $27.1 million in the first nine months of 2008 compared to $22.8 million in the first nine months of 2007.  The increase in operating earnings was primarily attributable to higher gross margins discussed above, partially offset by higher restructuring, SG&A and R&D expenses.

Interest and other expenses in the first nine months of 2008 were $1.8 million, or $1.5 million higher than the first nine months of 2007, primarily due to $0.8 million higher interest expense resulting from higher outstanding debt balances used to finance the recent acquisitions and $0.7 million of unfavorable foreign currency impact.

A discrete period tax benefit of approximately $4.0 million was recognized in the third quarter related to the release of a valuation allowance in a non-U.S. jurisdiction.  Without regard to the discrete period benefit, income taxes for the nine months ended September 28, 2008 were calculated using an estimated full-year rate of 19.8% compared to 21.0% for the nine months ended September 30, 2007.

The following table reconciles the year-to-date effective income tax rate (expressed as a percentage of income before income taxes):

($ in millions)	Nine Months Ended
September 28, 2008
Tax rate before the benefit of reversal of reserves	19.8%
Tax benefit, reversal of reserves	(15.7)%
Effective income tax rate	4.1%

Tax rate before the benefit of reversal of reserves is a non-GAAP financial measure that we define as year-to-date effective income tax rate plus the year-to-date benefit of reversal of reserves, expressed as a percent of pre-tax income.  The most directly comparable GAAP measure is year-to-date effective tax rate.  Management uses tax rate before the benefit of reversal of reserves to evaluate financial performance.  Management believes tax rate before the benefit of reversal of reserves is a useful measure because it reflects the performance of our overall operations more accurately than year-to-date effective tax rate and because it provides investors with the same results that management used as a basis for making decisions about the business.

Net earnings were $24.2 million, or $0.65 per diluted share, in the first nine months of 2008 compared $17.7 million, or $0.46 per diluted share, in the first nine months of 2007.  Fewer outstanding shares of CTS common stock in the third quarter of 2008 versus the third quarter of 2007, resulting from share repurchases over the past 12 months, helped to improve diluted EPS.

Outlook

Based on year-to-date performance and the outlook for the remainder of the year we still expect a modest full-year 2008 sales increase over 2007.  Full-year GAAP diluted earnings per share are expected to be in the range of $0.74 to $0.79 for 2008.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $53.7 million at September 28, 2008 compared to $52.9 million at December 31, 2007.  Total debt on September 28, 2008 was $100.1 million, compared to $73.0 million at the end of 2007.  Our total debt increased $27.1 million in the first nine months of 2008 primarily due to completion of two strategic acquisitions.  Total debt as a percentage of total capitalization was 22.8% at the end of the third quarter of 2008, compared with 18.4% at the end of 2007.  Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased $23.4 million in the third quarter of 2008 versus year-end 2007, primarily due to an increase in inventory of $14.3 million, which resulted primarily from recent acquisitions.

Cash Flow

Operating Activities

Net cash provided by operating activities was $20.1 million for the first nine months of 2008.  Components of net cash provided by operating activities include net earnings of $24.2 million and depreciation and amortization expense of $18.5 million, partially offset by an increase in prepaid pension asset of $7.6 million and net unfavorable changes in assets and liabilities of $17.2 million.  The changes in assets and liabilities were due to decreased accounts payable and accrued liabilities of $13.8 million, increased inventory of $5.5 million, and decreased accounts receivable of $1.0 million.

Net cash provided by operating activities was $31.2 million for the first nine months of 2007.  Components of net cash provided by operating activities included net earnings of $17.7 million, depreciation and amortization expense of $17.0 million, an increase in prepaid pension asset of $6.7 million and unfavorable changes in assets and liabilities of $1.6 million.  The changes in assets and liabilities were due to increased inventory of $12.0 million partially offset by increased accounts payable and accrued liabilities of $7.8 million and decreased accounts receivable of $3.3 million.

Free Cash Flow

The following table summarizes free cash flow:

($ in millions)	Nine Months Ended
	September 28, 2008	September 30, 2007
Net cash provided by operations	$20.1	$31.2
Capital expenditures	(13.8)	(9.3)
Free cash flow	$6.3	$21.9

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

Investing Activities

Net cash used in investing activities was $34.6 million for the first nine months of 2008, primarily to complete acquisitions and for capital expenditures.

Net cash used by investing activities was $9.3 million for the first nine months of 2007, primarily for capital expenditures.

Financing Activities

Net cash provided by financing activities for the first nine months of 2008 was $17.1 million, consisting primarily of a net increase in debt of $27.1 million, offset by $7.0 million for purchase of CTS common stock and $3.1 million in dividend payments.

Net cash used in financing activities was $16.2 million in the first nine months of 2007, consisting primarily of an $8.9 million purchase of treasury stock, $3.5 million in decreased short-term debt and $3.2 million in dividend payments.

Capital Resources

Refer to Note E, “Debt”, for further discussion.

On June 27, 2006, we entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $150 million, subject to participating banks’ approval. There was $40.1 million outstanding under the revolving credit agreement at September 28, 2008.  There was $12 million outstanding under the revolving credit agreement at December 31, 2007.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and our quarterly total leverage ratio.  We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at September 28, 2008.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  We were in compliance with all debt covenants at September 28, 2008.

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

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period.  The conversion periods begin on February 15, May 15, August 15, and November 15 of each year.  Holders may also convert the notes if certain corporate transactions occur. As of September 28, 2008, none of the conditions for conversion of the 2.125% million Debentures were satisfied.

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

In the fourth quarter 2008, we purchased $24.0 million of our 2.125% Debentures through open market discounted transactions.

We believe cash flows from operating activities and available borrowings under our revolving credit agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months.  We may choose to pursue additional equity and/or debt financing to fund acquisitions and/or to reduce our overall interest expense or improve our capital structure.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of CTS common stock in the open market at a maximum price of $13 per share.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  In the third quarter of 2008 we repurchased 22,500 shares under this program.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

The following market risks have changed since December 31, 2007:

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks.  Our significant foreign subsidiaries are located in Canada, China, Czech Republic, Scotland, Singapore, Taiwan and Thailand.  We have a “netting” policy where subsidiaries pay all intercompany balances within sixty days.  During the third quarter of 2008, we entered into a series of foreign currency forward exchange contracts that hedge the European Euro to the United Kingdom pound sterling.  These hedges will be settled during the fourth quarter of 2008.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2008, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired businesses, as described further below.

Each of the following facilities reports financial results that are included in this report for the quarter ended September 28, 2008.  Our management has not completed an evaluation of the businesses internal controls over financial reporting since the dates of acquisition.

•	The acquired business, Tusonix, Inc., had facilities in Tucson, Arizona and Nogales, Mexico.
•	The acquired business Orion Manufacturing, Inc., had a facility in San Jose, California.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the acquisitions, there were no changes in our internal control over financial reporting for the quarter ended September 28, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  -   OTHER INFORMATION

Item 1.	Legal Proceedings

Certain processes in the manufacturer of our current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations.  We have been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups that it is or may be a potentially responsible party regarding hazardous waste remediation at several non-CTS sites.  In addition to these non-CTS sites, we have an ongoing practice of providing reserves for probably remediation activities at certain of its manufacturing locations and for claims and proceedings against us with respect to other environmental matters.  In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations or cash flows of CTS.

Certain claims are pending against us with respect to matters arising out of the ordinary conduct of its business.  For all claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect our consolidated financial position, results of operations or cash flows.

We have been informed that the staff of the SEC is conducting an informal inquiry relating to the accounting misstatements of our Moorpark and Santa Clara, California manufacturing facilities.  We are in full cooperation with the SEC in its inquiry.

Item 1A.       Risk Factors

There have been no significant changes to our risk factors since December 31, 2007.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending September 28, 2008:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				1,000,000
June 30, 2008 – July 27, 2008	22,500	$10.13	22,500	977,500
July 28, 2008 – August 24, 2008	—	—	—	977,500
August 25, 2008 – September 28, 2008	—	—	—	977,500
Total	22,500	$10.13	22,500

_________________________________

(1)
In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of its common stock in the open market.  The authorization expires June 30, 2009.  This program was completed during the first quarter of 2008.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization does not expire.

  Item 6.          Exhibits

(10)(a)	Retirement Agreement with H. Tyler Buchanan

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Secretary and General Counsel	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: October 29, 2008	Dated: October 29, 2008