Form 10-K
period 2008-12-31
CTS CORP
filed 2009-02-23
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2008

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐      Accelerated filer ☒        Non-accelerated filer ☐ Smaller reporting company ☐
           (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 29, 2008, was approximately $297 million. There were 33,747,763 shares of common stock, without par value, outstanding on February 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2008 Annual Report to shareholders are incorporated herein by reference in Parts I and II.
(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 27, 2009 are incorporated by reference in Part III.

PART I

Item 1.	Business

CTS Corporation (“CTS”, “we”, “our”, “us” or “the Company”) is a global manufacturer of electronic components and sensors and a supplier of electronics manufacturing services. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. The principal executive offices are located in Elkhart, Indiana.

We design, manufacture, assemble, and sell a broad line of electronic components and sensors and provide electronics manufacturing services primarily to original equipment manufacturers (“OEMs”), for the automotive, computer, communications, medical, industrial, and defense and aerospace markets. We operate manufacturing facilities located throughout North America, Asia, and Europe and serve major markets globally. Sales and marketing are accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.

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

Products from the EMS segment are principally sold in the communications, computer, medical, industrial, and defense and aerospace OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls, and networking. Products from the Components and Sensors segment are principally sold in the automotive and communications OEM markets. Other smaller markets include computer, medical, and defense and aerospace.

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies. Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; components used in computer and other high-speed applications, switches, resistor networks, and potentiometers used to serve multiple markets; and fabricated piezoelectric materials and substrates used primarily in medical, industrial and defense and aerospace markets.

The following tables provide a breakdown of net sales by segment and market as a percent of consolidated net sales:

	EMS			Components & Sensors			Total
(As a % of consolidated net sales)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Markets
Automotive	—%	—%	—%	25%	26%	25%	25%	26%	25%
Communications	16%	14%	16%	7%	5%	6%	23%	19%	22%
Computer	12%	19%	24%	2%	1%	2%	14%	20%	26%
Medical	6%	5%	6%	1%	1%	1%	7%	6%	7%
Industrial	12%	14%	7%	—%	—%	—%	12%	14%	7%
Defense and Aerospace	11%	7%	5%	1%	1%	—%	12%	8%	5%
Other	1%	—%	1%	6%	7%	7%	7%	7%	8%
% of consolidated net sales	58%	59%	59%	42%	41%	41%	100%	100%	100%

Net sales to external customers, segment operating earnings, total assets by segment, net sales by geographic area, and long-lived assets by geographic area, are contained in Note M, “Segments”, appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2), which is incorporated herein by reference.

General market conditions in the global automotive, communications, computer, medical, industrial, and defense and aerospace markets and in the overall economy affect our business. Any adverse occurrence that results in a significant decline in the volume of sales in the related industries, or in an overall downturn in the business and operations of our customers in these industries, could have a material adverse effect on our business, financial condition, and results of operations.

The following table identifies major products by their segment and markets. Many products are sold into several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Medical Market	Industrial Market	Defense and Aerospace Market	Other Markets
EMS:
Integrated Interconnect Systems and Backpanels, including Final Assembly and Test		•	•	•	•	•	•
Complex Printed Circuit Board Assemblies		•	•	•	•	•	•
Components and Sensors:
Ceramic Filters and Duplexers	•	•				•	•
Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules		•	•				•
Sensors and Actuators	•						•
Resistor Networks		•	•		•		•
DIP Switches and Potentiometers		•	•		•		•
Piezoelectric and Piezoceramics Products				•	•	•	•
Electromagnetic Interference and Radio Frequency Interference Filters	•	•			•	•

MARKETING AND DISTRIBUTION

Sales and marketing to OEMs, for both segments, is accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.  We maintain sales offices in China, Japan, Scotland, Singapore, Taiwan, and the United States. Approximately 88% of 2008 net sales were attributable to coverage by our sales engineers.

Our sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing and developing products to meet specific customer requirements.

We utilize the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by our sales engineers for both of our segments. Independent manufacturers’ representatives receive commissions from CTS. During 2008, approximately 10% of net sales were attributable to coverage by independent manufacturers’ representatives. We also use independent distributors in our Components and Sensors segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2008, independent distributors accounted for approximately 2% of net sales.

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

These raw materials are purchased from several vendors, and, except for certain semiconductors, rare earth materials, and conductive inks, we do not believe we are dependent upon one or a limited number of vendors. Although we purchase all of our semiconductors, rare earth materials, and conductive inks from a limited number of vendors, alternative sources are available. In 2008, substantially all of these materials were available in adequate quantities to meet our production demands.

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

PATENTS, TRADEMARKS, AND LICENSES

We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products which we have designed and manufactured, as well as processes and equipment used in our manufacturing technology.  We were issued nine new U.S. patents and two non-U.S counterpart patents in 2008 and currently hold in excess of 225 U.S. patents and 137 non-U.S. counterpart patents.  Patents have a greater impact on the Components and Sensors segment than on the EMS segment, which does not rely significantly on any patent.  We have eight registered U.S. trademarks and 18 foreign counterparts.  We do not believe that our success is materially dependent on the existence or duration of any patent, group of patents, or trademarks.

We have licensed the right to use several of our patents to both U.S. and non-U.S. companies. In 2008, license and royalty income was less than 1% of net sales. We believe our success is not materially dependent upon any licensing arrangement where we are either the licensor or licensee.

MAJOR CUSTOMERS

Our 15 largest customers represented 53%, 59%, and 61% of net sales in 2008, 2007, and 2006, respectively. Sales to Hewlett-Packard Company amounted to 11% of net sales in 2008, 17% of net sales in 2007, and 22% of net sales in 2006.

EMS segment revenues from Hewlett-Packard Company represented $76.8 million, or 19%, $117.2 million, or 29%, and $143.2 million, or 37%, of the segment’s sales in 2008, 2007, and 2006, respectively.

The Company continues to broaden its customer base. Changes in the level of our customers’ orders have, in the past, had a significant impact on our operating results. If a major customer reduces the amount of business it does with us, or substantially changes the terms of that business, there could be an adverse impact on our operating results.

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

The following table shows order backlog by segment and in total as of January 25, 2009, and January 27, 2008.

($ in millions)	January 25, 2009	January 27, 2008
EMS	$52.3	$70.7
Components and Sensors	27.7	65.2
Total	$80.0	$135.9

Order backlog as of January 25, 2009 will generally be filled during the 2009 fiscal year.

COMPETITION

In the EMS segment, we compete with a number of well-established U.S. and non-U.S. manufacturers on the basis of process capability, price, technology, quality, reliability, and delivery in the markets in which we participate. Some of our competitors have greater manufacturing and financial resources than CTS.  However, we do not generally pursue extremely high volume, highly price sensitive business, as some of our larger competitors do.

In the Components and Sensors segment, we compete with many U.S. and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery, and service. Most of our product lines encounter significant global competition. The number of significant competitors varies from product line to product line. No one competitor competes with us in every product line, but many competitors are larger and more diversified than CTS.  Some competitors are also our customers for components and sensors and EMS products.

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

NON-U.S. REVENUES

In 2008, 53% of net sales to external customers originated from non-U.S. operations compared to 61% in 2007 and 60% in 2006.  At December 31, 2008 and 2007, approximately 40% of total assets were located at non-U.S. operations.  A substantial portion of these assets, other than cash and equivalents, cannot readily be liquidated.  We believe the business risks to our non-U.S. operations, though substantial, are normal risks for non-U.S. businesses.  These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. Our non-U.S. manufacturing facilities are located in Canada, China, Czech Republic, Mexico, Scotland, Singapore, Taiwan, and Thailand.

Net sales to external customers originating from non-U.S. operations for the EMS segment were $144.5 million in 2008, compared to $201.0 million in 2007, and $211.0 million in 2006.  Net sales to external customers originating from non-U.S. operations for the Components and Sensors segment were $233.8 million in 2008 compared to $215.0 million in 2007, and $181.5 million in 2006.  Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales to external customers and long-lived assets by geographic area, is contained in Note M, “Segments”, appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2); which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2008, we spent $18.3 million for research and development.  We spent $15.9 million for research and development in 2007 and the same amount in 2006.  Ongoing research and development investment continues in the Components and Sensors segment.  Our research and development activities are primarily focused on expanded applications and new product development, as well as current product and process enhancements.  Research and development expenditures in the EMS segment are typically very low.

We believe a strong commitment to research and development is required for future growth in the Components and Sensors segment. Most of our research and development activities relate to developing new, innovative products and technologies, improving product flow, and adding product value to meet the current and future needs of our customers. We provide our customers with full systems support to ensure quality and reliability through all phases of design, launch, and manufacturing to meet or exceed customer requirements. Many such research and development activities benefit one or a limited number of customers or potential customers.  All research and development costs are expensed as incurred.

EMPLOYEES

We employed 5,044 people at December 31, 2008, with 74% of these people outside the United States. Approximately 114 employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2008. One agreement, which covers 80 employees, is scheduled to expire in 2015 and the other, which covers 34 employees, is scheduled to expire in 2013. We employed 4,746 people at December 31, 2007.

ADDITIONAL INFORMATION

We are incorporated in the State of Indiana. Our principal corporate office is located at 905 West Boulevard North, Elkhart, Indiana 46514.

Our Internet address is http://www.ctscorp.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

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

Continuing global economic uncertainty and a constricted credit market may affect our results of operations and our ability to obtain capital.

The global economy is in poor condition.  Markets have experienced increased volatility and future business conditions are uncertain.  During the past year, we have experienced stock price volatility.  In addition, many of our customers, particularly those served by our Components and Sensors segment, have experienced rapid deterioration in demand for their products.  As a result, demand for our products has decreased and customers have delayed delivery dates into the future.  Credit difficulties and economic contraction have especially affected our automotive customers, who have in quick succession been exposed to an abrupt shift in demand for smaller vehicles, a precipitous decline in overall vehicle sales, declining stock prices, and the unavailability of credit to fund ongoing capital needs and facilitate consumers’ vehicle purchases.  If the current conditions continue, reduced demand for our products may cause an excess of manufacturing capacity and staffing costs, reducing gross margins and operating earnings until reductions are made to meet new demand levels.  In the event a major automotive customer, or any large customer, were to become insolvent, contracts may be canceled and we may not be paid in full or at all for products already delivered.  Our business, financial condition and operating earnings may be materially and adversely affected by such events.

In the event we need capital in excess of the limits of our existing credit facility, credit may be difficult to obtain or unreasonably expensive due to the current state of the markets.  The unavailability of reasonably priced credit may affect our ability to make strategic acquisitions, finance operations, or otherwise operate our business.  Further, tight credit markets may require us to employ other means to raise capital, such as the issuance of debt, the sale of equity, or the suspension of payment of dividends to shareholders.

Continuing losses in the stock market could negatively impact pension asset returns and ultimately cash flow due to possible required contributions in the future.

We make a number of assumptions relating to our pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be significantly different then we may need to record additional expense relating to the pension plans which could have a material effect on our results of operations and could require cash contributions to fund future pension payments.

Because we currently derive a significant portion of our revenues from a small number of customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on a small number of customers for a large portion of our business, and changes in the level of our customers’ orders have, in the past, had a significant impact on our results of operations. Our 15 largest customers represent a substantial portion of our sales, approximately 53% of net sales in 2008, 59% of net sales in 2007, and 61% of net sales in 2006. Our largest customer is Hewlett-Packard Company, which represented approximately 11% of our net sales in 2008. If a major customer significantly cancels, delays or reduces the amount of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Such an adverse effect would likely be material if one of our largest customers significantly reduces its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could be materially adversely affected.

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

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater manufacturing and financial resources and in some cases have more geographically diversified international operations than we do. Our competitors, such as Benchmark Electronics, Inc., and Sanmina-SCI Corporation, include both large global EMS providers and smaller EMS companies that often have a regional, product, service or industry specific focus. We also face competition from the manufacturing operations of our current and future OEM customers, which may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers. In addition, we could face competition in the future from other large global EMS providers, such as Celestica, Inc., Flextronics International Ltd. and Jabil Circuit, Inc., which currently provide services to some of our largest customers for different products, as well as competition from smaller EMS companies such as Plexus Corp. and LaBarge, Inc. We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with significant offshore facilities located where labor and other costs are lower. Competition may intensify further if more companies enter the markets in which we operate. Our failure to compete effectively could materially adversely affect our business, financial condition and operating results.

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

We cannot provide assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements or that our new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, our business, financial condition and operating results could be materially adversely affected.

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

Because we derive a substantial portion of our revenues from customers in the automotive, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Net sales to the automotive, computer and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. Also, the automotive industry is generally highly unionized and some of our customers have, in the past, experienced labor disruptions. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. These concerns are particularly heightened during the current economic crisis.  Consumer demand for automobiles has weakened precipitously, consequently affecting demand for the products we sell to automobile manufacturers and their suppliers.  Further, some of our automotive customers are at risk financially and have appealed to governmental authorities for financial assistance.  It is unknown at this time whether these automotive manufacturers will be given adequate financial assistance to sustain their ability to continue in business.  The insolvency of one or more automotive manufacturers may result in the failure to receive payment in full for products sold and an abrupt cancellation in demand for certain products.  Furthermore, it is unknown when credit markets may ease, and consumer demand for automobiles will rebound.  Continued weakness in auto demand, the insolvency of automobile manufacturers or their suppliers, and continuing constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. As we more deeply penetrate the medical device manufacturing market, the risk of exposure to products liability litigation increases.  We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

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

Furthermore, because a significant portion of our products are manufactured in Asia, including China, Singapore, Thailand and Taiwan, any conflict or uncertainty in these countries, including public health or safety concerns, could have a material adverse effect on our business, financial condition and operating results.

We may restructure our operations, which may materially adversely affect our business, financial condition and operating results.

In September 2008, we initiated certain restructuring actions to transfer and consolidate certain operations to further improve its cost structure.  These actions resulted in the elimination of approximately 400 positions and the write-off of certain leasehold improvements during the second half of 2008.  These actions were substantially complete in December 2008, with all expected charges recorded.

We may incur restructuring and impairment charges in the future if circumstances warrant. If we restructure our operations in the future and are unsuccessful in implementing restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may materially adversely affect our business, financial condition and operating results.

We may explore acquisitions that complement or expand our business as well as divestitures of various business operations. We may not be able to complete these transactions and these transactions, if executed, may pose significant risks and may materially adversely affect our business, financial condition and operating results.

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

We have in the past, and may in the future, consider divesting certain business operations. Divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the loss of customer relationships and cash flow, and the disruption of operations in the affected business. Failure to timely complete or consummate a divestiture may negatively affect valuation of the affected business or result in restructuring charges.

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

Our operations are regulated by a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. Compliance with environmental laws is a major consideration for us because we use hazardous materials in our manufacturing processes. If we violate environmental laws or regulations, we could be held liable for substantial fines, damages, and costs of remedial actions. Our environmental permits could also be revoked or modified, which could require us to cease or limit production at one or more of our facilities, thereby materially adversely affecting our business, financial condition and operating results. Environmental laws and requirements have generally become more stringent over time and could continue to do so, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially affect our business, financial condition and operating results.

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

As of December 31, 2008, our debt balance was $80.5 million, consisting of $32.5 million of 2.125% convertible senior subordinated notes and $48.0 million of borrowings under our revolving credit facility. The level of our indebtedness could, among other things: increase our vulnerability to general economic and industry conditions, including recessions; require us to use cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; place us at a competitive disadvantage compared to competitors that have less indebtedness; limit our ability to borrow additional funds that may be needed to operate and expand our business.

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

Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants or restrictions, it could result in an event of default under our credit facility, the indenture governing our convertible subordinated notes, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit facility. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

Ineffective internal controls over financial reporting may harm our business in the future.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material weakness. The identification of material weaknesses in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate financial statements. Further, our internal control effectiveness may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies

Item 1B.        Unresolved Staff Comments

None.

Item 2.            Properties

As of February 23, 2009, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased	Segment
Albuquerque, New Mexico	91,000	Leased	Components and Sensors
Ayutthya, Thailand	40,000	Owned (1)	EMS
Elkhart, Indiana	319,000	Owned	Components and Sensors
Glasgow, Scotland	75,000	Owned	Components and Sensors and EMS
Glasgow, Scotland	37,000	Leased	Components and Sensors and EMS
Kaohsiung, Taiwan	133,000	Owned (2)	Components and Sensors
Londonderry, New Hampshire	73,000	Leased	EMS
Matamoros, Mexico	51,000	Owned	Components and Sensors and EMS
Moorpark, California	115,500	Leased	EMS
Nogales, Mexico	67,000	Leased	Components and Sensors
Ostrava, Czech Republic	60,000	Leased	Components and Sensors
San Jose, California	78,800	Leased	EMS
Singapore	159,000	Owned (3)	Components and Sensors and EMS
Streetsville, Ontario, Canada	112,000	Owned	Components and Sensors
Tianjin, China	225,000	Owned (4)	Components and Sensors and EMS
Tucson, Arizona	48,000	Owned	Components and Sensors
Zhongshan, China	72,400	Leased	Components and Sensors
Total manufacturing	1,756,700

______________________
(1)	The land and building are collateral for a credit facility.
(2)	Ground lease through 2017; restrictions on use and transfer apply.
(3)	Ground lease through 2039; restrictions on use and transfer apply.
(4)	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/ Leased	Description	Segment
Berne, Indiana	249,000	Owned	Leased to tenant	Components and Sensors
Bloomingdale, Illinois	110,000	Leased	Administrative offices and research	Components and Sensors
Brownsville, Texas	85,000	Owned	Idle facility/partially sublet	Components and Sensors
Burbank, California	9,200	Owned	Idle facility	Components and Sensors
Burbank, California	2,900	Leased	Idle facility	Components and Sensors
Elkhart, Indiana	93,000	Owned	Administrative offices and research	Components and Sensors and EMS
Kowloon, Hong Kong	800	Leased	Sales office	Components and Sensors
Nagoya, Japan	800	Leased	Sales office	Components and Sensors
Poway, California	45,000	Leased	Sublet to tenant	EMS
Sandwich, Illinois	94,000	Owned	Idle facility	Components and Sensors
Shanghai, China	1,700	Leased	Sales office	Components and Sensors
Southfield, Michigan	1,700	Leased	Sales office	Components and Sensors
Taipei, Taiwan	1,400	Leased	Sales office	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales office	Components and Sensors
Total non-manufacturing	695,900

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

Certain processes in the manufacture of our current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. We have been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that we are or may be a potentially responsible party regarding hazardous waste remediation at several non-CTS sites. In addition to these non-CTS sites, we have an ongoing practice of providing reserves for probable remediation activities at certain of our manufacturing locations and for claims and proceedings against us with respect to other environmental matters. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect our consolidated financial position, results of operations, or cash flows.

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

During 2007, we were informed that the SEC is conducting an informal inquiry relating to the 2006 accounting misstatements of our Moorpark and Santa Clara, California manufacturing facilities.  We are in full cooperation with the SEC in its inquiry.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matter was submitted to a vote of our security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

CTS common stock is listed on the New York Stock Exchange under the symbol “CTS.” On February 20, 2009, there were approximately 1,552 common shareholders of record.

Our current practice is to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.

Per Share Data
(Unaudited)

				Net Earnings
	High (1)	Low (1)	Dividends Declared	Basic	Diluted
2008
4th quarter	$12.78	$4.53	$0.03	$0.17	$0.16
3rd quarter	13.81	9.96	0.03	0.23	0.21
2nd quarter	11.51	10.00	0.03	0.30	0.27
1st quarter	10.80	9.01	0.03	0.20	0.18
2007
4th quarter	$13.84	$9.87	$0.03	$0.22	$0.20
3rd quarter	13.90	12.11	0.03	0.22	0.20
2nd quarter	13.98	11.74	0.03	0.16	0.15
1st quarter	16.33	12.58	0.03	0.11	0.11

________________________
(1)	The market prices of CTS common stock presented reflect the highest and lowest closing prices on the New York Stock Exchange for each quarter of the last two years.

The following table summarizes the repurchase of CTS common stock made by the Company during the three months ended December 31, 2008:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Plans or Program	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				977,500
September 29, 2008 – October 26, 2008	—	$—	—	977,500
October 27, 2008 – November 23, 2008	—	—	—	977,500
November 24, 2008 – December 31, 2008	—	—	—	977,500
	—	—	—
______________________
(1)	In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization does not expire.

Item 6.              Selected Financial Data

Five-Year Summary
(In thousands of dollars except per share and other data)

	2008	% of Sales	2007	% of Sales	2006	% of Sales	2005	% of Sales	2004	% of Sales
Summary of Operations
Net sales	$691,707	100.0	$685,945	100.0	$655,614	100.0	$617,484	100.0	$531,316	100.0
Cost of goods sold	554,634	80.2	553,253	80.7	534,784	81.6	497,270	80.5	421,560	79.3
Selling, general and administrative expenses (1)	78,974	11.4	78,957	11.5	67,720	10.3	64,812	10.5	61,174	11.5
Research and development expenses	18,306	2.6	15,896	2.3	15,873	2.4	17,092	2.8	19,063	3.6
Amortization of intangible assets	3,615	0.5	3,121	0.5	3,193	0.5	3,443	0.6	2,311	0.4
(Gain)/loss on asset sales	(219)	(0.1)	42	0.1	(2,142)	(0.3)	(3,065)	(0.5)	(3,920)	(0.7)
Restructuring and impairment charges	5,567	0.8	2,401	0.4	3,368	0.5	—	—	—	—
Operating earnings	30,830	4.5	32,275	4.7	32,818	5.0	37,932	6.1	31,128	5.9
Other (expense)/income — net	(1,535)	(0.2)	200	0.1	(2,152)	(0.3)	(4,936)	(0.8)	(5,211)	(1.0)
Earnings before income taxes	29,295	4.2	32,475	4.7	30,666	4.7	32,996	5.3	25,917	4.9
Income tax (benefit)/expense	(591)	(0.1)	7,063	1.0	6,469	1.0	12,240	2.0	5,961	1.1
Net earnings	29,886	4.3	25,412	3.7	24,197	3.7	20,756	3.3	19,956	3.8
Retained earnings — beginning of Year	336,548		315,370		295,478		279,064		263,430
Dividends declared	(4,043)		(4,234)		(4,305)		(4,342)		(4,322)
Retained earnings—end of year	$362,391		$336,548		$315,370		$295,478		$279,064
Net earnings per share:
Basic:	$0.89		$0.72		$0.68		$0.57		$0.56
Diluted:	$0.81		$0.66		$0.63		$0.53		$0.53
Average basic shares outstanding (000’s)	33,728		35,498		35,826		36,307		35,910
Average diluted shares outstanding (000’s)	37,864		39,970		40,228		40,960		38,893
Cash dividends per share	$0.12		$0.12		$0.12		$0.12		$0.12
Capital expenditures	17,647		16,058		15,787		15,009		12,711
Depreciation and amortization	24,178		22,818		24,896		27,059		26,082
Financial Position at Year End
Current assets	$225,842		$250,840		$227,620		$179,716		$204,146
Current liabilities	113,241		128,919		125,681		121,323		102,961
Current ratio	2.0 to 1		1.9 to 1		1.8 to 1		1.5 to 1		2.0 to 1
Working capital	$112,601		$121,921		$101,939		$58,393		$101,185
Inventories, net	70,867		73,778		60,543		60,629		42,734
Net property, plant and equipment	90,756		92,825		96,468		109,653		112,495
Total assets	488,455		543,692		527,833		533,829		522,177
Short-term notes payable	−		1,000		5,425		13,299		3,311
Long-term debt	80,500		72,000		60,821		68,457		94,150
Long-term obligations, including long-term debt	98,036		90,526		83,315		84,577		105,669
Shareholders’ equity	277,178		324,247		319,023		328,093		310,704
Common shares outstanding (000’s)	33,711		34,313		35,823		35,859		35,909
Equity (book value) per share	$8.22		$9.45		$8.91		$9.16		$8.65

Stock price range	$13.81-4.53		$16.33-9.87		$16.23-11.06		$14.10-10.13		$15.85-9.90

___________________________________
(1) Excludes amortization of intangible assets

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary”.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity, and capital resources for the three previous years is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2006-2008)” included in the 2008 Annual Report and incorporated herein by reference.

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

Interest Rate Risk
We are exposed to the changes in interest rates on our floating rate revolving credit facility.  At December 31, 2008 and 2007, there was $48.0 million and $12.0 million, respectively, outstanding under this facility.  As of December 31, 2008 and 2007, we did not have any outstanding interest rate swap or cap agreements.  See Note G, “Debt”, to our consolidated financial statements for components of our long-term debt.

Foreign Currency Risk
We are exposed to foreign currency exchange rate risks.  Our significant foreign subsidiaries are located in Canada, China, Czech Republic, Scotland, Singapore, Taiwan and Thailand.  We have a “netting” policy where subsidiaries pay all intercompany balances within sixty days.  As of December 31, 2008, we did not have any outstanding foreign currency forward exchange contracts.

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

Consolidated financial statements meeting the requirements of Regulation S-X, and the “Report of our Independent Registered Public Accounting Firm,” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15 (a)(1) and (2), and are included in the 2008 Annual Report and incorporated herein by reference.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired business, as described further below.

In January 2008, we acquired Tusonix, Inc., which has facilities in Tucson, Arizona and Nogales, Mexico.  Each facility reports financial results that are included in this report for the year ended December 31, 2008.   Management has not made an assessment of the Tusonix business’ internal control over financial reporting since the date of acquisition.  The Tusonix business’ assets and liabilities acquired were $14.8 million and $2.3 million, respectively and the sales included in CTS’ 2008 financial statements were approximately $14.0 million. The Tusonix business was not included in our evaluation of the effectiveness of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers.  The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on May 30, 2008. They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled to be held on or about May 27, 2009, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Vinod M. Khilnani	56	President and Chief Executive Officer
Donald R. Schroeder	60	Executive Vice President and General Manager of CTS Electronic Components
Donna L. Belusar	48	Senior Vice President and Chief Financial Officer
H. Tyler Buchanan	56	Senior Vice President, retired
James L. Cummins	53	Senior Vice President Administration
Bret A. Robertson	49	Senior Vice President and General Manager of Electronic Manufacturing Services
Richard G. Cutter, III	62	Vice President, General Counsel and Secretary
Thomas A. Kroll	54	Vice President and Controller
Matthew W. Long	47	Treasurer
Mohan S. Mahadevan	48	Vice President

Vinod M. Khilnani – 56 – President and Chief Executive Officer – was elected President and Chief Executive Officer on July 2, 2007.  Prior to accepting this position, Mr. Khilnani held the position of Senior Vice President and Chief Financial Officer since 2001.

Donald R. Schroeder – 60 – Executive Vice President and General Manager of CTS Electronic Components – was named Executive Vice President and General Manager of CTS Electronic Components on January 1, 2009.  Prior to this, Mr. Schroeder served as Executive Vice President and President of CTS Electronics Manufacturing Services from February 2005.  From December 2000 to February 2005, Mr. Schroeder served as Executive Vice President and Chief Technology Officer.  He has held positions of increasing responsibility with CTS since 1972.

Donna L. Belusar – 48- Senior Vice President and Chief Financial Officer – joined CTS and was elected Senior Vice President & Chief Financial Officer on January 21, 2008.  Prior to joining CTS, Ms. Belusar was Executive Vice President of Finance, Global Financing Division of IBM Corporation, a developer and manufacturer of information technologies such as computer systems, software, networking systems, storage devices, and microelectronics.  During her tenure at IBM, Ms. Belusar held positions of increasing responsibility from 1982 until joining CTS.

H. Tyler Buchanan – 56 – Senior Vice President – was elected Senior Vice President, effective December 31, 2001.  Prior to this, Mr. Buchanan was Vice President, and Vice President and General Manager, CTS Automotive Products.  He has held positions of increasing responsibility with CTS since 1977.  Mr. Buchanan retired from CTS on December 31, 2008.

James L. Cummins – 53 – Senior Vice President Administration – was elected Senior Vice President Administration, effective December 31, 2001.  Prior to this, Mr. Cummins was Vice President Human Resources since 1994.  He has had positions of increasing responsibility with CTS since 1977.

Bret A. Robertson – 49 – Senior Vice President and General Manager of CTS Electronics Manufacturing Services – was elected Senior Vice President of CTS Electronics Manufacturing Services effective January 1, 2009.  Prior to this, Mr. Robertson held positions of increasing responsibility with CTS since 2002.

Richard G. Cutter – 62 – Vice President, Secretary and General Counsel – was elected Vice President, Secretary and General Counsel effective December 31, 2001.  Prior to this, Mr. Cutter was Vice President, Assistant Secretary and General Counsel.

Thomas A. Kroll – 54 – Vice President and Controller – was elected Vice President and Controller on October 31, 2002.  Prior to this, Mr. Kroll served as Controller Group Accounting since joining CTS in November 2000.

Matthew W. Long – 47 – Treasurer – was elected Treasurer effective May, 2003. From December 2000 through May 2003, Mr. Long served as Assistant Treasurer.

Mohan S. Mahadevan – 48 – Vice President – was elected Vice President of CTS Corporation effective February 6, 2008.  Prior to joining CTS, Mr. Mahadevan worked for EMC Corporation as the Six Sigma Program Management Director and for Textron Inc where he held several positions of importance.

Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 11.	Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3)	Exhibits

All references to documents filed pursuant to the Securities Global Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(3)(i)	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 5 to our Current Report on Form 8-K, filed with the SEC on September 1, 1998).

(3)(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K, filed with the SEC on September 1, 1998).

(10)(a)	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on November 12, 2008).

(10)(b)
CTS Corporation 1988 Restricted Stock and Cash Bonus Plan, approved by the shareholders on April 28, 1989, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit (10)(e) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the SEC on August 12, 1997).*

(10)(c)
CTS Corporation 1996 Stock Option Plan, approved by the shareholders on April 26, 1996, as amended and restated on May 9, 1997 (incorporated by reference to Exhibit (10)(f) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, filed with the SEC on August 12, 1997).*

(10)(d)
CTS Corporation 2001 Stock Option Plan, approved by the shareholders on March 9, 2001 (incorporated by reference to Exhibit (10)(c) to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, filed with the SEC on April 27, 2001).*

(10)(e)
CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed with the SEC on April 23, 2003).*

(10)(f)
Amendment to the CTS Corporation Stock Retirement Plan for Non-Employee Directors, dated as of December 1, 2004 (incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 4, 2005).

(10)(g)
CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on February 14, 2003).*

(10)(h)
Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the SEC on July 25, 2003).*

(10)(i)
Purchase Agreement, dated May 5, 2004, by and between CTS Corporation and Bear Stearns & Co. Inc., as Initial Purchaser (incorporated by reference to the Exhibit 1.1 to the Current Report on Form 8-K dated May 18, 2004, filed with the SEC on May 19, 2004).

(10)(j)
Indenture, dated as of May 11, 2004, by and between CTS Corporation and Wells Fargo Bank, N.A. as Trustee (incorporated by reference to the Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on May 19, 2004).

(10)(k)
CTS Corporation 2004 Omnibus Long-term Incentive Plan and Incentive Stock Option Agreement (incorporated by reference to the Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, filed with the SEC on October 19, 2004).*

(10)(l)
Employment Agreement effective as of July 2, 2007, between the Company and Vinod M. Khilnani, (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K, filed with the SEC on June 15, 2007).*

(10)(m)
Prototype Named Executive Officer Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed with the SEC on July 27, 2006.).*

(10)(n)
CTS Corporation 2001 Stock Option Plan: Employee Stock Option Agreement, dated October 1, 2001, as amended December 15, 2005 (incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K filed with the SEC on February 27, 2006).*

(10)(o)
Prototype Executive Officer RSU Supplemental Agreement (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed with the SEC on July 27, 2006).*

(10)(p)
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 27, 2006).*

(10)(q)
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed with the SEC on April 26, 2006).*

(10)(r)
Credit Agreement, dated as of June 27, 2006, by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer, and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K, filed with the SEC on June 29, 2006).

(10)(s)	First Amendment and Waiver to Credit Agreement (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K, filed with the SEC on March 16, 2007).

(10)(t)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the SEC on May 15, 2007).*

(10)(u)
Prototype Non-employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 27, 2006).*

(10)(v)
CTS Corporation Management Incentive Plan approved by the shareholders on June 28, 2007 (incorporated by reference to Appendix A to the Proxy Statement for the
2007 Annual Meeting of Shareholders, filed with the SEC on May 24, 2007).*

(10)(w)
Performance Share Agreement between CTS Corporation and Vinod M. Khilnani, dated August 1, 2007 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on October 24, 2007).*

(10)(x)
Prototype Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30,
2007, filed with the SEC on October 24, 2007).

(10)(y)
Prototype Change in Control Agreement first reported on Current Report Form 8-K on December 5, 2007, and attached herewith (incorporated by reference to Exhibit 10
(hh) to the Annual Report on Form 10-K filed with the SEC on February 28, 2008).*

(10)(z)
Amendment to Employment Agreement between CTS Corporation and Mr. Khilnani dated December 3, 2007, as attached herewith (incorporated by reference to Exhibit
10(ii) to the Annual Report on Form 10-K filed with the SEC on February 28, 2008).*

(10)(aa)
2008 – 2009 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, filed with the SEC on April 30, 2008).*

(10)(bb)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan).*

(10)(cc)	CTS Corporation Amended and Restated 2008 - 2009 Performance Restricted Stock Unit Plan .*

(13)	Portions of the 2008 Annual Report to shareholders incorporated herein.

(21)	Subsidiaries.

(23)(a)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation

Date: February 23, 2009	By:	/s/ Donna L. Belusar
Donna L. Belusar Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2009	By:	/s/ Vinod M. Khilnani
Vinod M. Khilnani President and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2009	By:	/s/ Roger R. Hemminghaus
Roger R. Hemminghaus Chairman of the Board

Date: February 23, 2009	By:	/s/ Walter S. Catlow
Walter S. Catlow Director

Date: February 23, 2009	By:	/s/ Lawrence J. Ciancia
Lawrence J. Ciancia Director

Date: February 23, 2009	By:	/s/ Thomas G. Cody
Thomas G. Cody Director

Date: February 23, 2009	By:	/s/ Gerald H. Frieling, Jr.
Gerald H. Frieling, Jr. Director

Date: February 23, 2009	By:	/s/ Michael A. Henning
Michael A. Henning Director

Date: February 23, 2009	By:	/s/ Robert A. Profusek
Robert A. Profusek Director

Date: February 23, 2009	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 23, 2009	By:	/s/ Donna L. Belusar
Donna L. Belusar Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 23, 2009	By:	/s/ Thomas A. Kroll
Thomas A. Kroll Vice President and Controller (Principal Accounting Officer)

FORM 10-K - ITEM 15 (a) (1) AND (2) AND ITEM 15 (c)

CTS CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2008 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated Statements of Earnings - Years ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Balance Sheets - December 31, 2008 and December 31, 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2008, December 31, 2007 and December 31, 2006

Notes to consolidated financial statements

Schedule II – Valuation and Qualifying Accounts

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

In January 2008, CTS acquired Tusonix, Inc., which has facilities in Tucson, Arizona and Nogales, Mexico.  Each facility reports financial results that are included in this report for the year ended December 31, 2008.  CTS’ management has not made an assessment of the Tusonix business’ internal control over financial reporting since the date of acquisition.  The Tusonix business’ assets and liabilities acquired were $14.8 million and $2.3 million, respectively and the sales included in CTS’ 2008 financial statements were approximately $14.0 million. The Tusonix business was not included in CTS’ evaluation of the effectiveness of disclosure controls and procedures.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management determined that its internal control over financial reporting, excluding the Tusonix business described above, was effective as of December 31, 2008.

CTS Corporation
Elkhart, Indiana
February 23, 2009

/s/ Vinod M. Khilnani	/s/ Donna L. Belusar
Vinod M. Khilnani	Donna L. Belusar
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

S-2