Form 10-Q
period 2009-03-29
CTS CORP
filed 2009-04-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2009: 33,747,763.

CTS CORPORATION AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended
	March 29, 2009	March 30, 2008*

Net sales	$118,131	$172,755
Costs and expenses:
Cost of goods sold	98,302	138,931
Selling, general, and administrative expenses	16,620	20,976
Research and development expenses	3,353	4,317
Restructuring charge – Note I	2,243	150
Goodwill impairment – Note J	33,153	—
Operating (loss)/earnings	(35,540)	8,381
Other (expense)/income:
Interest expense – Note E	(888)	(1,678)
Interest income	70	478
Other	(321)	747
Total other expense	(1,139)	(453)

(Loss)/earnings before income taxes	(36,679)	7,928
Income tax (benefit)/expense	(1,030)	1,631
Net (loss)/earnings	$(35,649)	$6,297

Net (loss)/earnings per share - Note K
Basic	$(1.06)	$0.19

Diluted	$(1.06)	$0.18

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	33,744	33,845
Diluted	33,744	38,335

*The Statement of Earnings at March 30, 2008 was adjusted from the previously filed 10-Q to comply with the provisions of FASB Staff Position No. APB 14-1,“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	March 29, 2009	December 31, 2008*
ASSETS
Current Assets
Cash and cash equivalents	$44,622	$44,628
Accounts receivable, less allowances (2009 - $2,327; 2008 - $2,165)	76,661	94,175
Inventories, net – Note D	70,218	70,867
Other current assets	17,285	16,172
Total current assets	208,786	225,842
Property, plant and equipment, less accumulated depreciation (2009 - $258,209; 2008 - $257,850)	87,728	90,756
Other Assets
Prepaid pension asset	20,707	18,756
Goodwill – Note J	—	33,150
Other intangible assets – Note J	36,020	36,927
Deferred income taxes	81,528	82,101
Other	891	910
Total other assets	139,146	171,844
Total Assets	$435,660	$488,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$197	$—
Accounts payable	53,428	71,285
Accrued liabilities	36,402	41,956
Total current liabilities	90,027	113,241
Long-term debt – Note E	85,864	79,988
Other long-term obligations	17,201	17,740
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,068,522 shares issued at March 29, 2009 and 54,031,844 shares issued at December 31, 2008	280,505	280,266
Additional contributed capital	37,823	37,148
Retained earnings	319,033	355,694
Accumulated other comprehensive loss	(97,784)	(98,626)
	539,577	574,482
Cost of common stock held in treasury (2009 and 2008 – 20,320,759 shares)	(297,009)	(297,009)
Total shareholders’ equity	242,568	277,473
Total Liabilities and Shareholders’ Equity	$435,660	$488,442

*The Balance Sheet at December 31, 2008 was adjusted from the previously filed 10-K to comply with the provisions of FASB Staff Position No. APB 14-1,“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 29, 2009	March 30, 2008*
Cash flows from operating activities:
Net (loss)/earnings	$(35,649)	$6,297
Adjustments to reconcile net (loss)/earnings to net cash used in operating activities:
Depreciation and amortization	5,265	6,039
Prepaid pension asset – Note F	(1,951)	(2,420)
Equity-based compensation – Note B	943	872
Restructuring and impairment charges – Note I	2,243	55
Goodwill impairment – Note J	33,153	—
(Gain)/loss on sales of assets	(47)	2
Amortization of retirement benefit adjustments – Note F	1,322	540
Changes in assets and liabilities, net of acquisitions
Accounts receivable	17,326	(3,537)
Inventories	315	(823)
Other current assets	(1,732)	(255)
Accounts payable and accrued liabilities	(25,157)	(13,911)
Other	(33)	1,674
Total adjustments	31,647	(11,764)
Net cash used in operating activities	(4,002)	(5,467)

Cash flows from investing activities:
Payments for acquisitions, net of cash received – Note C	—	(20,606)
Capital expenditures	(1,425)	(3,488)
Proceeds from sales of assets	198	—
Net cash used in investing activities	(1,227)	(24,094)

Cash flows from financing activities:
Payments of long-term debt – Note E	(615,800)	(223,300)
Proceeds from borrowings of long-term debt – Note E	621,300	268,000
Payments of short-term notes payable	(4,672)	(2,961)
Proceeds from borrowings of short-term notes payable	4,869	1,961
Dividends paid	(1,012)	(1,010)
Other	(17)	(6,814)
Net cash provided by financing activities	4,668	35,876

Effect of exchange rate on cash and cash equivalents	555	164
Net (decrease)/increase in cash and cash equivalents	(6)	6,479

Cash and cash equivalents at beginning of year	44,628	52,868
Cash and cash equivalents at end of period	$44,622	$59,347

Supplemental cash flow information
Cash paid during the period for:
Interest	$271	$528
Income taxes—net	$1,946	$255

*The Statement of Cash Flows at March 30, 2008 was adjusted from the previously filed 10-Q to comply with the provisions of FASB Staff Position No. APB 14-1,“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 29, 2009	March 30, 2008*
Net (loss)/earnings	$(35,649)	$6,297
Other comprehensive earnings:
Cumulative translation adjustment	28	173
Amortization of retirement benefit adjustments (net of tax)	814	244
Comprehensive (loss)/earnings	$(34,807)	$6,714

*The Statement of Comprehensive Earnings at March 30, 2008 was adjusted from the previously filed 10-Q to comply with the provisions of FASB Staff Position No. APB 141,“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 29, 2009

NOTE A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation ("CTS" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE B – Equity-Based Compensation

At March 29, 2009, CTS had five equity-based compensation plans:  the 1988 Restricted Stock and Cash Bonus Plan ("1988 Plan"), the 1996 Stock Option Plan ("1996 Plan"), the 2001 Stock Option Plan ("2001 Plan"), the Nonemployee Directors’ Stock Retirement Plan ("Directors’ Plan"), and the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan").  As of December 2004, additional grants can only be made under the 2004 Plan.  CTS believes that equity based awards align the interest of employees with those of its shareholders.

The 2004 Plan, and previously the 1996 Plan and 2001 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three months ended March 29, 2009 and March 30, 2008 relating to these plans:

($ in thousands)	March 29, 2009	March 30, 2008
Stock options	$19	$49
Restricted stock units	924	804
Restricted stock	—	20
Total	$943	$873

The following table summarizes the status of these plans as of March 29, 2009:

	2004 Plan	2001 Plan	1996 Plan
Awards originally available	6,500,000	2,000,000	1,200,000
Stock options outstanding	313,850	743,863	227,050
Restricted stock units outstanding	660,958	—	—
Awards exercisable	239,325	743,863	227,050
Awards available for grant	5,080,431	—	—

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

A summary of the status of stock options as of March 29, 2009 and March 30, 2008, and changes during the three-month periods then ended, is presented below:

	March 29, 2009		March 30, 2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,294,263	$14.53	1,426,638	$16.06
Granted	—	—	—	—
Exercised	—	—	(2,000)	8.22
Expired	(9,500)	22.38	(98,250)	34.30
Forfeited	—	—	—	—
Outstanding at end of period	1,284,763	$14.47	1,326,388	$14.72
Exercisable at end of period	1,210,238	$14.59	1,173,401	$15.05

The total intrinsic value of share options exercised during the quarter ended March 30, 2008 was $2,600.  There were no share options exercised during the quarter ended March 29, 2009.

A summary of the weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable at March 29, 2009 is presented below:

	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	3.7 years	$—
Options exercisable	3.5 years	—

A summary of the nonvested stock options as of March 29, 2009 and March 30, 2008, and changes during the three-month periods then ended, is presented below:

	March 29, 2009		March 30, 2008
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	74,525	$12.54	158,587	$6.41
Granted	—	—	—	—
Vested	—	—	(5,600)	8.31
Forfeited	—	—	—	—
Nonvested at end of period (1)	74,525	$12.54	152,987	$6.34
_____________________
(1) Based on historical experience CTS currently expects approximately all of these options to vest.

There were no shares vested during the quarter ended March 29, 2009.  The total fair value of shares vested during the quarter ended March 30, 2008 was $47,000.  As of March 29, 2009, there was $20,000 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 0.9 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at March 29, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 3/29/09	Life (Years)	Price	At 3/29/09	Price
$7.70 – 11.11	778,763	4.41	$9.44	745,738	$9.37
13.68 – 16.24	227,800	4.49	14.12	186,300	14.22
23.00 – 33.63	231,950	1.79	24.77	231,950	24.77
35.97 – 79.25	46,250	1.12	49.20	46,250	49.20

Service-Based Restricted Stock Units
Service-based restricted stock units ("RSUs") entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a five-year period.  A summary of the status of RSUs as of March 29, 2009 and March 30, 2008, and changes during the three-month periods then ended is presented below:

	March 29, 2009		March 30, 2008
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	700,358	$10.76	595,148	$12.14
Granted	6,000	5.26	26,000	10.62
Converted	(38,950)	6.47	(10,430)	10.89
Forfeited	(6,450)	12.11	(9,810)	12.33
Outstanding at end of period	660,958	$10.95	600,908	$12.10
Weighted-average remaining contractual life	5.5 years		5.0 years

As of March 29, 2009, there was $2.3 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

CTS recorded compensation expense of $35,000 and $24,000 related to performance-based restricted stock units during the three months ended March 29, 2009 and March 30, 2008.  As of March 29, 2009 there was $115,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

On February 5, 2008, CTS granted market-based restricted stock unit awards for certain executives.  Vesting may occur, if at all, at a rate of up to 200% of the target amount of 63,300 units in 2010. Vesting is dependent upon CTS’ total stockholder return relative to 29 enumerated peer group companies’ stockholder return rates.

On February 4, 2009, CTS granted market-based restricted stock unit awards for certain executives and key employees.  Vesting may occur, if at all, at a rate of up to 200% of the target amount of 128,000 units in 2011.  Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $219,000 and $147,000 related to market-based restricted stock units during the three months ended March 29, 2009 and March 30, 2008.  As of March 29, 2009 there was approximately $1.2 million  of unrecognized compensation cost related to market-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors’ Plan was frozen effective December 1, 2004.  All future grants will be from the 2004 Plan.

NOTE C—Acquisitions

In 2008, CTS acquired, with cash, 100% of the outstanding capital stock of the following two entities for $21.1 million, net of $1.3 million cash received.

•	Tusonix, Inc. (“Tusonix”), based in Tucson, Arizona, a leader in the design and manufacture of ceramic electromagnetic interference and radio frequency interference (“EMI/RFI”) filters; and
•	Orion Manufacturing, Inc. (“Orion”), based in San Jose, California, a contract electronics manufacturer.

The acquisition of Tusonix will expand CTS’ technology and customer base within the Components and Sensors segment.  The acquisition of Orion will enable CTS’ EMS segment to achieve significant synergies by combining the Orion operation with the CTS operation in Santa Clara, California.  It will also expand CTS’ customer base in certain target markets.

Under the terms of the Orion agreement, CTS may pay a contingent earn out of up to $1.75 million in cash, based on the achievement of certain financial targets in 2008 and 2009.  Contingencies earned under the terms of this agreement will be recorded as an adjustment to the purchase price.  CTS accrued $0.75 million at December 31, 2008. This $0.75 million was paid out during the first quarter of 2009.

These acquisitions were accounted for using the purchase method of accounting in accordance with FAS No. 141, “Business Combinations”, whereby the total purchase price was allocated to tangible and intangible assets based on the fair market values on the date of acquisition. The pro forma effects of the results of this acquisition is immaterial to CTS’ results of operations.

CTS determined the purchase price allocations on the acquisitions based on estimates of the fair values of the assets acquired and liabilities assumed.  These estimates were arrived at using recognized valuation techniques.  The purchase price allocations for both acquisitions have been finalized as of March 29, 2009.

Goodwill recognized in those transactions amounted to $8.5 million and is not deductible for tax purposes.  Of this goodwill, $6.6 million was assigned to the Electronic Manufacturing Services (“EMS”) segment and $1.9 million was assigned to the Components and Sensors segment.  In addition, CTS also recognized $2.5 million and $1.3 million of customer list intangibles for Tusonix and Orion, respectively.  These intangibles will be amortized over a period of 15 years and 10 years for Tusonix and Orion, respectively.  During the first quarter of 2009, the entire goodwill balance was written off to impairment.  Refer to Note J, “Fair Value Measurements”, for further discussion.

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	March 29, 2009	December 31, 2008
Finished goods	$10,139	$7,813
Work-in-process	17,469	16,246
Raw materials	42,610	46,808
Total inventories, net	$70,218	$70,867

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	March 29, 2009	December 31, 2008
Revolving credit agreement, weighted-average interest rate of 1.2% (2009), and 4.2% (2008) due in 2011	$53,500	48,000
Convertible, senior subordinated debentures at an effective interest rate of 7.0% and a coupon rate of 2.1%, due in 2024, net of discount of $136 and $512	32,364	31,988
Total long-term debt	$85,864	79,988

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $53.5 million and $48.0 million outstanding under the revolving credit agreement at March 29, 2009 and December 31, 2008, respectively.  At March 29, 2009, CTS had $46.5 million available under this agreement. Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at March 29, 2009.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at March 29, 2009.  The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end. Additionally, the revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011.

CTS has $32.5 million in aggregate principal amount of senior subordinated debentures (“2.125% Debentures”). These unsecured debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024. The 2.125% Debentures are convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes). Upon conversion of the 2.125% Debentures, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock.

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

Holders may convert the 2.125% Debentures at any time during a conversion period if the closing price of CTS common stock is more than 120% of the conversion price ($18.00 per share) for at least 20 of the 30 consecutive trading days immediately preceding the first trading day of the conversion period. The conversion periods begin on February 15, May 15, August 15, and November 15 of each year. Holders may also convert the debentures if certain corporate transactions occur. As of March 29, 2009, none of the conditions for conversion of the 2.125% Debentures were satisfied.

CTS may, at its option, redeem all or a portion of the 2.125% Debentures for cash at any time on or after May 1, 2009, at a redemption price equal to the principal amount of the debentures plus any accrued and unpaid interest at the redemption date. Holders may require CTS to purchase for cash all or part of their debentures on May 1, 2009, 2014, and 2019, or upon the occurrence of certain events, at 100% of the principal amount of the debentures plus accrued and unpaid interest up to, but not including, the date of purchase.   In the fourth quarter 2008, CTS purchased $27.5 million of its 2.125% Debentures through open market discounted transactions.  In the event that a portion or all of the remaining $32.5 million of these debentures are redeemed on May 1, 2009, CTS intends to utilize its existing revolving credit agreement to fund the redemption, in the event other long-term financing is not utilized.  Consistent with the debenture, CTS notified the holders of the notes that the holders may, at their option, require the Company to purchase their notes by delivery of a purchase notice to the Company and the paying agent by April 29, 2009.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that required issues of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 must be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of FSP APB 14-1’s effective date of January 1, 2009. CTS adopted the provisions of this FSP in relation to its 2.125% subordinated debentures effective January 1, 2009 and the financial statements presented reflect the provisions of FSP APB 14-1.

The cumulative effect as of January 1, 2008 of the change in accounting principle was a decrease to long-term debt of approximately $0.5 million for the discount on the subordinated notes, an increase to additional contributed capital of approximately $7.0 million, a decrease to retained earnings of approximately $6.7 million and an increase to deferred tax liability of approximately $0.2 million. Interest expense for the three months ended March 30, 2008 was adjusted to reflect amortization of the convertible debt discount. The following table summarizes the effects of FSP APB 14-1’s provisions on CTS’ Statement of Earnings for the three months ended March 30, 2008:

	Three months ended March 30, 2008
($ in thousands)	As originally reported	As adjusted	Effect of change in accounting principle
Interest expense	$1,059	$1,678	$619
Tax expense	1,881	1,631	(250)
Net Earnings	6,666	6,297	(369)
Earnings per share-basic	0.20	0.19	(0.01)
Earnings per share-fully diluted	0.18	0.18	—

The principal amount of the liability component at March 29, 2009 and December 31, 2008 are $32.5 million and the unamortized discounts are approximately $0.1 million and $0.5 million, respectively. The remaining amortization period of the debt discount at March 29, 2009 is approximately one month. The amounts related to the equity component, net of equity issue costs and deferred tax, at March 29, 2009 and December 31, 2008 are approximately $7.0 million.

The effective interest rate on CTS’ 2.125% subordinated debentures is 7%. The amount of interest recognized for the periods ended March 29, 2009 and March 30, 2008 was approximately $0.5 million and $1.0 million, respectively. The $0.5 million of interest expense recognized in the first quarter of 2009 comprised of approximately $0.4 million of interest expense due to the amortization of the discount on the debt and $0.1 million of interest expense due to the contractual interest coupon. The $1.0 million of interest expense recognized in the first quarter of 2008 comprised of approximately $0.6 million of interest expense due to the amortization of the discount on the debt and $0.4 million of interest expense due to the contractual interest coupon.

NOTE F – Retirement Plans

Net pension (income) / postretirement expense for the three months ended March 29, 2009 and March 30, 2008 includes the following components:

	Pension Plans		Other Postretirement Benefit Plans
($ in thousands)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Service cost	$779	$887	$3	$5
Interest cost	3,432	3,297	78	92
Expected return on plan assets (1)	(6,096)	(6,597)	—	—
Amortization of prior service cost	126	135	—	—
Amortization of loss/(gain)	1,221	429	(25)	—
(Income)/expense, net	$(538)	$(1,849)	$56	$97
______________________________________
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

NOTE G – Segments

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires companies to provide certain information about their operating segments.  CTS has two reportable segments: 1) EMS and 2) Components and Sensors.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an original equipment manufacturer ("OEM") or other contract manufacturer.  Additionally, for some customers, CTS provides full turnkey manufacturing and completion including design, bill-of-material management, logistics, and repair.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K.  Management evaluates performance based upon segment operating earnings before restructuring and restructuring-related charges, goodwill impairment, interest expense, other non-operating income, and income tax expense.

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
First Quarter of 2009
Net sales to external customers	$75,822	$42,309	$118,131
Segment operating (loss)/earnings	3,264	(3,408)	(144)
Total assets	139,597	296,063	435,660

First Quarter of 2008
Net sales to external customers	$94,968	$77,787	$172,755
Segment operating earnings	2,030	6,775	8,805
Total assets	187,642	394,602	582,244

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

($ in thousands)	First Quarter 2009	First Quarter 2008
Total segment operating (loss)/earnings	$(144)	$8,805
Restructuring and restructuring-related charges	(2,243)	(424)
Goodwill impairment	(33,153)	—
Interest expense	(888)	(1,678)
Interest income	70	478
Other (expense)/income	(321)	747
(Loss)/earnings before income taxes	$(36,679)	$7,928

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

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through December 31, 2008:

($ in millions) November 2007 Plan	Planned Costs	Actual incurred through December 31, 2008

Workforce reduction	$1.7	$1.5
Asset impairments	0.9	1.2
Restructuring charge	2.6	2.7

Equipment relocation	0.2	0.1
Other costs	0.2	0.4
Restructuring-related costs	0.4	0.5

Total restructuring and restructuring-related costs	$3.0	$3.2

Of the restructuring and restructuring-related costs incurred, $0.9 million relates to the Components and Sensors segment and $2.3 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of Earnings and the restructuring-related costs are included in cost of goods sold.  During the first quarter of 2008 we incurred $0.2 million of restructuring charges and $0.3 million of restructuring-related costs.  Restructuring actions were completed during the second quarter of 2008.  There was no restructuring reserve related to this plan at December 31, 2008.

In September 2008, CTS initiated certain restructuring actions to transfer and consolidate certain operations to further improve its cost structure.  These actions resulted in the elimination of approximately 400 positions and the write-off of certain leasehold improvements during the second half of 2008.  These actions were substantially complete in December 2008.

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through December 31, 2008:

($ in millions) September 2008 Plan	Planned Costs	Actual incurred through December 31, 2008

Workforce reduction	$2.4	$3.9
Asset impairments	1.1	1.2
Other charges	0.2	0.1
Restructuring charge	3.7	5.2

Equipment and employee relocation	0.2	0.1
Other costs	0.5	0.2
Restructuring-related costs	0.7	0.3

Total restructuring and restructuring-related costs	$4.4	$5.5

Of the restructuring and restructuring-related costs incurred, $4.8 million relates to the Components and Sensors segment and $0.7 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings and the restructuring-related costs are included in cost of goods sold.  Restructuring actions were completed during the fourth quarter of 2008.

The following table displays the restructuring reserve activity related to the realignment for the period ended March 29, 2009:

($ in millions) September 2008 Plan
Restructuring liability at January 1, 2009	$1.7
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	—
Cost paid	(1.7)
Restructuring liability at March 29, 2009	$—

In March 2009, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure.  These actions resulted in the elimination of approximately 268 positions.

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through March 29, 2009:

($ in millions) March 2009 Plan	Planned Costs	Actual incurred through March 29, 2009

Workforce reduction	$1.9	$2.1
Asset impairments	—	0.1
Total restructuring and impairment charge	$1.9	$2.2

Of the restructuring and impairment costs incurred, $2.1 million relates to the Components and Sensors segment and $0.1 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity related to the realignment for the period ended March 29, 2009:

($ in millions) March 2009 Plan
Restructuring liability at January 1, 2009	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	2.1
Cost paid	(0.4)
Restructuring liability at March 29, 2009	$1.7

NOTE J – Fair Value Measurements

Goodwill represents the excess of the cost of businesses acquired over the fair value of the assets acquired and liabilities assumed. In accordance with the provisions of FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), CTS does not amortize goodwill, but tests it for impairment annually using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by senior management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company performed its annual impairment test as of December 31, 2008 and concluded that no impairment existed at that date.

FAS No. 142 also stipulates that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying amount. To measure the amount of an impairment loss, FAS No. 142 prescribes a two-step method. The first step requires the Company to determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. At March 29, 2009 the fair value of equity of CTS' reporting units is approximately $161.6 million.  The fair value of the reporting unit is determined using various valuation techniques, including a discounted cash flow analysis (an income approach) and a market approach which uses current industry information. The second step requires the Company to determine the implied fair value of goodwill and measure the impairment loss as the difference between the book value of the goodwill and the implied fair value of the goodwill. The implied fair value of goodwill must be determined in the same manner as if CTS had acquired those reporting units.

In light of a continuous decline in CTS’ market capitalization in the first quarter of 2009, CTS determined that an interim impairment test was necessary at the end of the first quarter of 2009 for two of its reporting units.  After completing step one of the prescribed test, CTS determined that the estimated fair values of both reporting units were less than their book values on March 29, 2009. CTS performed the step two test and concluded that the reporting units’ goodwill were impaired. As a result, an impairment loss of $33.2 million was recorded in the first quarter of 2009. Of the $33.2 million impairment loss, $30.8 million was related to the EMS segment and $2.4 million was related to the Components and Sensors segment.  This non-cash goodwill impairment has no impact on CTS’ debt covenants.   CTS’ goodwill is classified within level three of the fair value hierarchy as defined in FAS No. 157, “Fair Value Measurements”.

The following table reconciles the beginning and ending balances of CTS’ goodwill for the periods ended March 9, 2009 and December 31, 2008:

	EMS	Components & Sensors	Total CTS
Balance at January 1, 2008	24,144	513	24,657

Tusonix acquisition	—	1,857	1,857
Orion acquisition	6,636	—	6,636

Balance at December 31, 2008	30,780	2,370	33,150

Purchase accounting adjustment	—	3	3
Impairment loss	(30,780)	(2,373)	(33,153)

Balance at March 29, 2009	—	—	—

CTS has the following other intangible assets and goodwill as of:

	March 29, 2009		December 31, 2008
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$51,084	$(15,663)	$51,084	$(15,038)
Patents	10,319	(10,154)	10,319	(9,886)
Other intangibles	500	(66)	500	(52)
Total	61,903	(25,883)	61,903	(24,976)
Goodwill	—	—	33,150	—
Total other intangible assets and goodwill	$61,903	$(25,883)	$95,053	$(24,976)

Of the net intangible assets at March 29, 2009, $8.4 million relates to the EMS segment and $27.6 million relates to the Components and Sensors segment. CTS recorded amortization expense of $0.9 million during each of the quarters ended March 29, 2009 and March 30, 2008.  CTS estimates remaining amortization expense of $2.1 million in 2009, $2.5 million in 2010, $2.4 million in years 2011 through 2013, and $24.3 million thereafter.

NOTE K – (Loss)/Earnings Per Share

FAS No. 128, “Earnings per Share,” requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the quarters ending March 29, 2009 and March 30, 2008.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2009
Basic loss per share	$(35,649)	33,744	$(1.06)
Effect of dilutive securities:
Convertible debt	—	—
Equity-based compensation plans	—	—
Diluted loss per share	$(35,649)	33,744	$(1.06)

First Quarter 2008
Basic EPS	$6,297	33,845	$0.19
Effect of dilutive securities:
Convertible debt	631	4,000
Equity-based compensation plans	—	490
Diluted EPS	$6,928	38,335	$0.18

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2009 and 2008 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended
(Number of shares in thousands)	March 29, 2009	March 30, 2008
Stock options where the assumed proceeds exceed the average market price of common shares during the period	1,285	666
Restricted Stock Units	495	—
Securities related to the subordinated convertible debt	2,167	—

NOTE L – Treasury Stock

In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of common stock in the open market.  The authorization expires on June 30, 2009.  Reacquired shares were used to support equity-based compensation programs and for other corporate purposes.  Since June 2007, CTS has repurchased 2,000,000 shares at a total cost of $22.2 million, which completed this program.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  Since May 2008, CTS has repurchased 22,500 shares at a total cost of $0.2 million.  No shares were repurchased under this program during the first quarter of 2009.

NOTE M – Income Taxes

The effective tax rate as reported for the first quarter of 2009 was 2.8%.  This rate includes a discrete period tax benefit of $0.2 million related to our goodwill impairment.  Excluding this discrete item the full year 2009 tax rate is 23.4%.

The following table shows the effective tax rate for the first quarter of 2009 and illustrates the impact on the tax rate from the discrete period tax benefit:

($ in thousands)	As reported	Discrete item goodwill impairment	Net loss before goodwill impairment
Pre-tax loss	$(36,679)	$(33,153)	$(3,526)
Tax benefit	(1,030)	(205)	(825)
Net loss	(35,649)	(32,948)	(2,701)
First quarter 2009 effective tax rate as reported	2.8%
Full year 2009 tax rate excluding the discrete item			23.4%

NOTE N – Recent Accounting Pronouncements

FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of FSP APB 14-1’s effective date.  CTS adopted the provisions of FSP APB 14-1 beginning January 1, 2009.  The provisions of FSP APB 14-1 did not have a material impact on its consolidated financial statements.

FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  CTS adopted the provisions of FSP FAS 142-3 beginning January 1, 2009. The provisions of FSP FAS 142-3 do not have a material impact on CTS’ consolidated financial statements.

FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which expands the disclosures required by employers for postretirement plan assets. FSP FAS 132(R)-1 requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, this FSP requires new disclosures similar to those in FAS No. 157, “Fair Value Measurements”, in terms of the three-level fair value hierarchy, including a reconciliation of the beginning and ending balances of plan assets that fall within Level 3 of the hierarchy. FSP FAS 132(R)-1 is effective for periods ending after December 15, 2009.

FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”
In April 2009, the FASB issued FASB Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of FAS No. 5, “Accounting for Contingencies” (“FAS No. 5”), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FAS No. 141(R), “Business Combinations” (“FAS No. 141-(R)”). FSP FAS 141(R)-1 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. CTS does not expect the provisions of FSP FAS 141(R)-1 to have a material impact on its financial statements.

FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-2”), to require fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28-1, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The provisions of FSP FAS 107-1 and APB 28-1 will not have a material impact on CTS’ financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

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

The difficult global economic environment is negatively affecting demand for many of our customers’ products, especially in our higher margin Components and Sensors segment.  In the first quarter 2009, we recorded a year-over-year sales decrease from the same quarter last year, mainly due to the global economic and credit crisis.  Revenue trends in the first quarter 2009 reflected a continuation and deepening of the negative trends that began to impact us in the fourth quarter 2008.  We expect these trends to continue at least through the second quarter 2009.  In response to these trends, we initiated additional restructuring actions to reorganize certain operations to further improve our cost structure.  These actions resulted in the elimination of approximately 268 positions with a cost of $2.2 million in the quarter.

As a result of the significant and sustained decline in our market capitalization during the quarter, which was driven largely by deteriorating macroeconomic conditions worldwide as discussed above, we recorded a non-cash charge of $33.2 million in the first quarter 2009, to write-off the entire carrying value of our goodwill.  Of the $33.2 million impairment, $30.8 million was related to the Electronics Manufacturing Services (“EMS”) segment and $2.4 million was related to the Components and Sensors segment.  The goodwill impairment charge does not affect our liquidity, current or future cash flows or debt covenants.  See Note J, “Fair Value Measurements”, for further discussion on goodwill.

As discussed in more detail throughout the MD&A:

•
Total sales in the first quarter 2009 of $118.1 million were reported through two segments, EMS and Components and Sensors.  Sales decreased by $54.6 million, or 31.6%, in the first quarter of 2009 from the first quarter of 2008.  Sales in the Components and Sensors segment decreased by 45.6% versus the first quarter of 2008, while sales in the EMS segment decreased by 20.2% compared to the first quarter of 2008.

•
Gross margins, as a percent of sales, were 16.8% and 19.6% in the first quarters of 2009 and 2008, respectively.  The Components and Sensors segment, which inherently generates a higher gross margin, decreased to 35.8% of total company sales in the first quarter of 2009 compared to 45.0% of total sales in the same period of 2008.

•
Selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were $20.0 million in the first quarter of 2009 compared to $25.3 million in the first quarter of 2008.  This significant reduction reflects our proactive management of costs, including restructuring actions cost-cutting measures and a greater than $2.0 million decrease in discretionary spending.

•	Interest and other expense in the first quarter of 2009 was $1.1 million versus $0.5 million in the same quarter of 2008.

•
The effective tax rate for the first quarter of 2009 was 2.8%.  This rate includes a discrete period tax benefit of $0.2 million related to our goodwill impairment.  Excluding this discrete item the full year tax rate is 23.4%. Refer to Note M, “Income Taxes”, for further details.

•
Net loss was $35.6 million, or $1.06 per diluted share, in the first quarter of 2009, including $33.2 million, or $0.98 per diluted share, for non-cash goodwill impairment and $2.2 million, or $0.05 per diluted share, of restructuring charges.    This compares with net income of $6.3 million, or $0.18 per diluted share, in the first quarter of 2008.

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

In the first quarter of 2009, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of First Quarter 2009 and First Quarter 2008

Segment Discussion

Refer to Note G, “Segments”, for a description of the Company’s segments.

The following table highlights the segment results for the three-month periods ending March 29, 2009 and March 30, 2008:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Quarter 2009
Sales	$42,309	$75,822	$118,131
Segment operating (loss)/earnings	(3,408)	3,264	(144)
% of sales	(8.1)%	4.3%	(0.1)%

First Quarter 2008
Sales	$77,787	$94,968	$172,755
Segment operating earnings	6,775	2,030	8,805
% of sales	8.7%	2.1%	5.1%

Sales in the Components and Sensors segment decreased $35.5 million, or 45.6% from the first quarter of 2008, attributed primarily to decreased sales in the automotive market and lower electronic component sales for infrastructure applications.

The Components and Sensors segment recorded an operating loss of $3.4 million in the first quarter of 2009 versus earnings of $6.8 million in the first quarter of 2008.  The unfavorable earnings change resulted from the negative impact of lower sales.  This impact was mitigated in part by our proactive management of costs, including restructuring actions and cost-cutting measures in the areas of compensation, such as employee furloughs, suspension of 401(k) company match and salary increases, temporary salary reductions and a greater than $2.0 million decrease in discretionary spending.

Sales in the EMS segment decreased $19.1 million, or 20.2%, in the first quarter of 2009 versus the first quarter of 2008.  The decrease in sales was primarily attributable to expected end-of-life (“EOL”) driven lower sales to Hewlett-Packard, partially offset by higher sales in the defense and aerospace and medical markets.

EMS segment operating earnings were $3.3 million in the first quarter of 2009 versus $2.0 million in the first quarter of 2008.  The favorable earnings change was primarily due to more favorable product mix and lower operating costs resulting from recent restructuring actions, partially offset by the negative impact of lower sales.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the three-month periods ended March 29, 2009 and March 30, 2008:

	Three months ended
($ in thousands, except net earnings per share)	March 29, 2009	March 30, 2008	Increase (Decrease)
Net sales	$118,131	$172,755	$(54,624)
Restructuring-related costs	—	274	(274)
% of net sales	—%	0.2%	(0.2)%

Gross margin	19,829	33,824	(13,995)
% of net sales	16.8%	19.6%	(2.8)%

Selling, general and administrative expenses	16,620	20,976	(4,356)
% of net sales	14.1%	12.1%	2.0%

Research and development expenses	3,353	4,317	(964)
% of net sales	2.8%	2.5%	0.3%

Restructuring charge	2,243	150	2,093
% of net sales	1.9%	0.1%	1.8%

Goodwill impairment	33,153	—	33,153
% of net sales	28.1%	—%	28.1%

Operating earnings	(35,540)	8,381	(43,921)
% of net sales	(30.1)%	4.9%	(35.0)%

Income tax (benefit)/expense	(1,030)	1,631	(2,661)

Net earnings	(35,649)	6,297	(41,946)
% of net sales	(30.2)%	3.6%	(33.8)%

Net (loss)/earnings per diluted share	$(1.06)	$0.18	$(1.24)

First quarter sales of $118.1 million decreased $54.6 million, or 31.6%, from the first quarter of 2008.  The decrease was primarily attributable to the Components and Sensors segment, with lower sales of $35.5 million primarily in the automotive market.  EMS segment sales decreased $19.1 million from expected EOL-driven lower sales to Hewlett-Packard, partially offset by higher sales in the defense and aerospace market and medical markets.

Gross margin as a percent of sales was 16.8% in the first quarter of 2009 compared to 19.6% in the first quarter of 2008 due to operational inefficiencies on significantly lower sales volumes, lower pension income in the Components and Sensors segment and unfavorable segment sales mix.  The Components and Sensors segment, which inherently generates a higher gross margin, decreased to 35.8% of total company sales in the first quarter of 2009 compared to 45.0% of total sales in the same period of 2008.

SG&A expenses were $16.6 million, or 14.1% of sales, in the first quarter of 2009 versus $21.0 million, or 12.1% of sales, in the first quarter of 2008.  This significant reduction of $4.4 million reflects our proactive management of costs, including restructuring actions, cost-cutting measures and a greater than $2.0 million decrease in discretionary spending.

R&D expenses were $3.4 million, or 2.8% of sales in the first quarter of 2009 versus $4.3 million, or 2.5% of sales in the first quarter of 2008.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications and new product development, as well as current product and process enhancements.

U.S. GAAP rules require all public companies to test their recorded goodwill asset for impairment on an annual basis.  We performed our annual impairment test as of December 31, 2008.  The typical and traditional testing method requires determination of the fair value of the underlying assets by utilizing a discounted cash flow analysis based on our most current long-term financial forecasts, combined with a market approach which uses current industry information.  As of December 2008, the SEC also suggested that a company's stock price and related market capitalization (stock price times shares outstanding) needed to be emphasized and reconciled to the traditional method of goodwill testing.  Therefore, due to our declining stock price during the first quarter of 2009, we were required to test goodwill for impairment again at the end of March 2009.  The goodwill testing performed indicated that impairment did exist and all of our goodwill asset of $33.2 million needed to be written off.  The goodwill impairment charge does not affect our liquidity, current or future cash flows or debt covenants.

Operating loss was $35.5 million in the first quarter of 2009 compared to earnings of $8.4 million in the first quarter of 2008.   The decrease in operating earnings was primarily attributable to a $33.2 million goodwill impairment charge discussed above.  First quarter 2009 operating loss also included approximately $2.2 million of restructuring costs associated with the restructuring actions announced in March 2009.  Comparatively, first quarter 2008 operating earnings included approximately $0.4 million of restructuring and restructuring-related costs associated with the realignment of operations announced in November 2007.  See Note I, “Restructuring”, for further discussion on restructuring and realignment actions.

Interest and other expense in 2009 was $1.1 million versus $0.5 million in 2008.  The additional expense resulted from foreign currency exchange losses of $0.4 million in 2009 versus a gain of $0.7 million in 2008 and $0.4 million lower interest income from lower interest rates on lower cash balances, partially offset by a decrease in interest expense of $0.8 million. The decrease in interest expense was primarily due to lower interest rates on outstanding debt.

Income taxes for the first quarter of 2009 were calculated using an estimated full-year rate of 23.4%, excluding the tax effects related to the goodwill impairment, compared to 20.6% for the first quarter of 2008.  There were no material changes to the amount of unrecognized FIN 48 tax benefits, interest or penalties during the first quarter of 2009.

Net loss was $35.6 million, or $1.06 per diluted share, in the first quarter of 2009 compared with earnings of $6.3 million, or $0.18 per diluted share, in the first quarter of 2008.

Outlook

With the uncertainty of market conditions and very limited visibility by customers in the current environment, we are not in a position to provide specific sales and earnings guidance at this time.  During this global recession, we continue to take actions designed to keep CTS’ pretax earnings positive over the remainder of 2009.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $44.6 million at March 29, 2009 and December 31, 2008. Total debt on March 29, 2009 was $86.1 million, compared to $80.0 million at the end of 2008, as we increased debt primarily to fund operations.  Total debt as a percentage of total capitalization was 26.2% at the end of the first quarter of 2009, compared with 22.4% at the end of 2008.  Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased $6.2 million in the first quarter of 2009 versus year-end 2008, primarily due to decreases in accounts payable of $17.9 million and income taxes payable of $3.3 million, partially offset by a decrease in accounts receivable of $17.4 million, all resulting from relatively lower business activity during the quarter.  The non-cash goodwill impairment charge in first quarter 2009 had no impact on working capital.

Cash Flow

Operating Activities

Net cash used by operating activities was $4.0 million during the first quarter of 2009.  This resulted primarily from a reduction in our accounts payable and accrued liabilities of $25.2 million and a reduction in our accounts receivable of $17.3 million.

Net cash used by operating activities was $5.5 million during the first quarter of 2008.  This resulted primarily from a reduction in our accounts payable and accrued liabilities of $13.9 million and an increase in our accounts receivable of $3.5 million due to strong sales outpacing collections in the quarter.

Investing Activities

Net cash used in investing activities was $1.2 million for the first quarter of 2009, primarily for capital expenditures.

Net cash used in investing activities was $24.1 million for the first quarter of 2008, including $20.6 million to complete acquisitions and $3.5 million for capital expenditures.

Financing Activities

Net cash provided by financing activities for the first quarter of 2009 was $4.7 million, consisting primarily of a net increase in long-term debt of $5.5 million, offset by $1.0 million in dividend payments.  The additional debt was primarily used to fund operations in the quarter.

Net cash provided by financing activities for the first quarter of 2008 was $35.9 million, consisting primarily of a net increase in long-term debt of $44.7 million, offset by $6.8 million for purchase of CTS common stock and $1.0 million in dividend payments.

Capital Resources

Refer to Note E, “Debt,” for further discussion.

On June 27, 2006, we entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $53.5 million and $48.0 million outstanding under the revolving credit agreement at March 29, 2009 and December 31, 2008, respectively.  At March 29, 2009, we had $46.5 million available under this agreement. Interest rates on the revolving credit agreement fluctuate based upon LIBOR and our quarterly total leverage ratio.  We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at March 29, 2009.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  We were in compliance with all debt covenants at March 29, 2009.  The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end. Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011.

We have $32.5 million in aggregate principal amount of senior subordinated debentures (“2.125% Debentures”). These unsecured debentures bear interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024. The 2.125% Debentures are convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes). Upon conversion of the 2.125% Debentures, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that required issues of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 must be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of FSP APB 14-1’s effective date of January 1, 2009. We adopted the provisions of this FSP in relation to its 2.125% subordinated debentures effective January 1, 2009 and the financial statements presented reflect the provisions of FSP APB 14-1.

The principal amount of the liability component at March 29, 2009 and December 31, 2008 are $32.5 million and the unamortized discounts are approximately $0.1 million and $0.5 million, respectively. The remaining amortization period of the debt discount at March 29, 2009 is approximately one month. The amounts related to the equity component, net of equity issue costs and deferred tax, at March 29, 2009 and December 31, 2008 are approximately $7.0 million.

Under FSP APB 14-1, the effective interest rate on our 2.125% subordinated debentures is 7%. The amount of interest recognized for the periods ended March 29, 2009 and March 30, 2008 was approximately $0.5 million and $1.0 million, respectively. The $0.5 million of interest expense recognized in the first quarter of 2009 comprised of approximately $0.4 million of interest expense due to the amortization of the discount on the debt and $0.1 million of interest expense due to the contractual interest coupon. The $1.0 million of interest expense recognized in the first quarter of 2008 comprised of approximately $0.6 million of interest expense due to the amortization of the discount on the debt and $0.4 million of interest expense due to the contractual interest coupon.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of CTS common stock in the open market at a maximum price of $13 per share.  The authorization expires on June 30, 2009.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  Since May 2008, we have repurchased 22,500 shares at a total cost of $0.2 million.

Recent Accounting Pronouncements

FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of FSP APB 14-1’s effective date.  CTS adopted the provisions of FSP APB 14-1 beginning January 1, 2009.  The provisions of FSP APB 14-1 did not have a material impact on its consolidated financial statements.

FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  CTS adopted the provisions of FSP FAS 142-3 beginning January 1, 2009. The provisions of FSP FAS 142-3 do not have a material impact on CTS’ consolidated financial statements.

FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which expands the disclosures required by employers for postretirement plan assets. FSP FAS 132(R)-1 requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, this FSP requires new disclosures similar to those in FAS No. 157, “Fair Value Measurements”, in terms of the three-level fair value hierarchy, including a reconciliation of the beginning and ending balances of plan assets that fall within Level 3 of the hierarchy. FSP FAS 132(R)-1 is effective for periods ending after December 15, 2009.

FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”
In April 2009, the FASB issued FASB Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of FAS No. 5, “Accounting for Contingencies” (“FAS No. 5”), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FAS No. 141(R), “Business Combinations” (“FAS No. 141-(R)”). FSP FAS 141(R)-1 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. CTS does not expect the provisions of FSP FAS 141(R)-1 to have a material impact on its financial statements.

FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-2”), to require fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28-1, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The provisions of FSP FAS 107-1 and APB 28-1 will not have a material impact on CTS’ financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2008.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2009, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired business, as described further below.

In January 2008, we acquired Tusonix, Inc., which has facilities in Tucson, Arizona and Nogales, Mexico.  Each facility reports financial results that are included in this report for the quarter ended March 29, 2009.   Management has not made an assessment of the Tusonix business’ internal control over financial reporting since the date of acquisition.  The Tusonix business’ assets and liabilities acquired were $14.8 million and $2.3 million, respectively and the sales included in CTS’ 2008 financial statements were approximately $14.0 million. The Tusonix business was not included in our evaluation of the effectiveness of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 29, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no significant changes to our risk factors since December 31, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending March 29, 2009:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				977,500
January 1, 2009 – March 29, 2009	—	—	—	977,500
Total	—	$—	—

_____________________________

(1)	In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization does not expire.

Item 6.    Exhibits

(10)(a)	2009 – 2010 Performance Restricted Stock Unit Plan

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Secretary and General Counsel	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: April 29, 2009	Dated: April 29, 2009