Form 10-Q
period 2009-06-28
CTS CORP
filed 2009-07-28
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2009
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
Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2009: 33,873,182.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008*	June 28, 2009	June 29, 2008*

Net sales	$120,398	$186,091	$238,529	$358,846
Costs and expenses:
Cost of goods sold	98,520	145,938	196,822	284,869
Selling, general and administrative expenses	15,243	21,506	31,863	42,482
Research and development expenses	3,466	4,750	6,819	9,067
Restructuring charge – Note I	—	113	2,243	263
Goodwill impairment	—	—	33,153	—
Operating earnings/(loss)	3,169	13,784	(32,371)	22,165
Other (expense)/income:
Interest expense	(471)	(1,707)	(1,359)	(3,385)
Interest income	31	380	101	858
Other	(25)	(342)	(346)	405
Total other expense	(465)	(1,669)	(1,604)	(2,122)

Earnings/(loss) before income taxes	2,704	12,115	(33,975)	20,043
Income tax expense	9,729	2,547	8,699	4,178
Net (loss)/earnings	$(7,025)	$9,568	$(42,674)	$15,865
Net (loss)/ earnings per share - Note K
Basic	$(0.21)	$0.28	$(1.26)	$0.47

Diluted	$(0.21)	$0.27	$(1.26)	$0.45

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06
Average common shares outstanding:
Basic	33,779	33,652	33,762	33,748
Diluted	33,779	38,090	33,762	38,209

*The Statement of Earnings at June 29, 2008 was adjusted from the previously filed 10-Q to comply with the provisions of FASB Staff Position No. APB 14-1,“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	June 28, 2009	December 31, 2008*
ASSETS
Current Assets
Cash and cash equivalents	$26,835	$44,628
Accounts receivable, less allowances (2009 – $2,219; 2008- $2,165)	73,602	94,175
Inventories, net - Note D	61,745	70,867
Other current assets	15,606	16,172
Total current assets	177,788	225,842
Property, plant and equipment, less accumulated depreciation (2009 - $265,718; 2008 - $257,850)	85,505	90,756
Other Assets
Prepaid pension asset	22,658	18,756
Goodwill – Note J	—	33,150
Other intangible assets – Note J	35,216	36,927
Deferred income taxes	72,394	82,101
Other	794	910
Total other assets	131,062	171,844
Total Assets	$394,355	$488,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,960	$71,285
Accrued liabilities	36,167	41,956
Total current liabilities	89,127	113,241
Long-term debt - Note E	51,000	79,988
Other long-term obligations	17,101	17,740
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,190,434 shares issued at June 28, 2009 and 54,031,844 shares issued at December 31, 2008	282,153	280,266
Additional contributed capital	35,868	37,148
Retained earnings	310,990	355,694
Accumulated other comprehensive loss	(94,875)	(98,626)
	534,136	574,482
Cost of common stock held in treasury (2009 and 2008 – 20,320,759 shares)	(297,009)	(297,009)
Total shareholders’ equity	237,127	277,473
Total Liabilities and Shareholders’ Equity	$394,355	$488,442

*The Balance Sheet at December 31, 2008 was adjusted from the previously filed 10-K to comply with the provisions of FASB Staff Position No. APB 14-1,“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Six Months Ended
	June 28, 2009	June 29, 2008*
Cash flows from operating activities:
Net (loss)/earnings	$(42,674)	$15,865
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities:
Depreciation and amortization	10,494	12,806
Prepaid pension asset – Note F	(3,902)	(4,999)
Equity-based compensation – Note B	1,802	1,729
Restructuring and impairment charges – Note I	2,243	263
Goodwill impairment – Note J	33,153	—
Gain on sales of assets	(1,158)	(18)
Amortization of retirement benefit adjustments – Note F	2,644	1,128
Changes in assets and liabilities, net of acquisitions
Accounts receivable	21,852	(5,900)
Inventories	9,530	(3,744)
Other current assets	772	(165)
Accounts payable and accrued liabilities	(27,612)	(4,700)
Other	8,553	38
Total adjustments	58,371	(3,562)
Net cash provided by operating activities	15,697	12,303

Cash flows from investing activities:
Payments for acquisitions, net of cash received – Note C	—	(20,738)
Capital expenditures	(2,850)	(9,660)
Proceeds from sales of assets	1,309	46
Net cash used in investing activities	(1,541)	(30,352)

Cash flows from financing activities:
Payment of 2.125% Debentures – Note E	(32,500)	—
Payments of long-term debt – Note E	(1,433,650)	(554,000)
Proceeds from borrowings of long-term debt – Note E	1,436,650	574,300
Payments of short-term notes payable	(6,510)	(4,974)
Proceeds from borrowings of short-term notes payable	6,510	3,974
Dividends paid	(2,024)	(2,039)
Purchase of treasury stock – Note L	—	(6,809)
Other	(914)	53
Net cash (used in)/provided by financing activities	(32,438)	10,505

Effect of exchange rate on cash and cash equivalents	489	46
Net decrease in cash and cash equivalents	(17,793)	(7,498)

Cash and cash equivalents at beginning of year	44,628	52,868
Cash and cash equivalents at end of period	$26,835	$45,370

Supplemental cash flow information
Cash paid during the period for:
Interest	$533	$1,823
Income taxes—net	$4,198	$1,781

*The Statement of Cash Flows at June 29, 2008 was adjusted from the previously filed 10-Q to comply with the provisions of FASB Staff Position No. APB 14-1,“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008*	June 28, 2009	June 29, 2008*
Net (loss)/earnings	$(7,025)	$9,568	$(42,674)	$15,865
Other comprehensive earnings/(loss):
Cumulative translation adjustment	2,249	(276)	2,277	(103)
Amortization of retirement benefit adjustments (net of tax)	660	342	1,474	586
Comprehensive (loss)/earnings	$(4,116)	$9,634	$(38,923)	$16,348

*The Statement of Comprehensive Earnings at June 29, 2008 was adjusted from the previously filed 10-Q to comply with the provisions of FASB Staff Position No. APB 14-1,“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 28, 2009

NOTE A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE B – Equity-Based Compensation

At June 28, 2009, CTS had six equity-based compensation plans:  the 1988 Restricted Stock and Cash Bonus Plan (“1988 Plan”), the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”).  CTS believes that equity based awards align the interest of employees with those of its shareholders.

The 2009 Plan, and previously the 1996 Plan, 2001 Plan and 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2009 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended June 28, 2009 and June 29, 2008 relating to these plans:

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Stock options	$13	$42	$32	$91
Restricted stock units	846	802	1,770	1,606
Restricted stock	—	12	—	32
Total	$859	$856	$1,802	$1,729

The following table summarizes the status of these plans as of June 28, 2009:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding	—	276,850	738,388	182,100
Restricted stock units outstanding	384,850	487,987	—	—
Awards exercisable	—	256,100	738,388	182,100
Awards available for grant	3,015,150	472,000	—	—

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

A summary of the status of stock options as of June 28, 2009 and June 29, 2008, and changes during the six-month periods then ended, is presented below:

	June 28, 2009		June 29, 2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,294,263	$14.53	1,426,638	$16.06
Granted	—	$—	—	$—
Exercised	—	$—	(6,500)	$8.32
Expired	(96,925)	$21.37	(111,125)	$33.11
Forfeited	—	$—	—	$—
Outstanding at end of period	1,197,338	$13.98	1,309,013	$14.65

Exercisable at end of period	1,176,588	$13.98	1,234,488	$14.77

The total intrinsic value of share options exercised during the quarter ended June 29, 2008 was $14,000.  There were no share options exercised during the quarter ended June 28, 2009.

The weighted-average remaining contractual life of options outstanding and options exercisable is 3.6 years, with no aggregate intrinsic value.

A summary of the nonvested stock options as of June 28, 2009 and June 29, 2008, and changes during the six-month periods then ended, is presented below:

	June 28, 2009			June 29, 2008
	Options		Weighted-average Grant-Date Fair Value	Options		Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	74,525		$6.36	158,587		$6.41
Granted	—		$—	—		$—
Vested	(53,775)		$6.41	(84,062)		$6.46
Forfeited	—		$—	—		$—
Nonvested at end of period	20,750	(1)	$6.24	74,525	(1)	$6.36

_____________________
(1) Based on historical experience CTS currently expects approximately all of these options to vest.

The total fair value of shares vested during the quarters ended June 28, 2009 and June 29, 2008 was approximately $345,000 and $543,000, respectively.  As of June 28, 2009, there was approximately $6,000 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 0.9 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at June 28, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/28/09	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 6/28/09	Weighted Average Exercise Price
$7.70 – 11.11	732,163	4.13	$9.37	732,163	$9.37
13.68 – 16.24	227,800	4.24	14.12	207,050	14.16
23.00 – 33.63	193,125	1.81	23.22	193,125	23.22
35.97 – 79.25	44,250	0.87	49.16	44,250	49.16

Service-Based Restricted Stock Units
Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a three or five-year period.  A summary of the status of RSUs as of June 28, 2009 and June 29, 2008, and changes during the six-month periods then ended is presented below:

	June 28, 2009		June 29, 2008
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	700,358	$10.76	595,148	$11.59
Granted	390,850	$6.09	240,950	$10.80
Converted	(205,591)	$10.56	(135,180)	$11.79
Forfeited	(12,780)	$11.87	(18,610)	$12.32
Outstanding at end of period	872,837	$8.70	682,308	$10.35

Weighted-average remaining contractual life	4.9 years		4.7 years

CTS recorded compensation expense of approximately $638,000 and $1,308,000 related to service-based restricted stock units during the three and six month periods ended June 28, 2009, respectively.  CTS recorded compensation expense of approximately $610,000 and $1,243,000 related to service-based restricted stock units during the three and six month periods ended June 29, 2008, respectively.  As of June 28, 2009, there was $3.9 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units
On February 6, 2007, CTS granted performance-based restricted stock unit awards to certain executives.  Executives received a total of 17,100 units based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  These units will cliff vest and convert one-for-one to CTS common stock on December 31, 2010.

On February 5, 2008, CTS granted performance-based restricted stock unit awards to certain executives.  Vesting may occur, if at all, at a rate of up to 200% of the target amount of 42,200 units in 2010 subject to certification of the 2009 fiscal year results by CTS’ independent auditors.  Vesting is dependent upon CTS’ achievement of sales growth targets.

CTS recorded compensation expense of approximately $16,000 and $51,000 related to performance-based restricted stock units during the three and six month periods ended June 28, 2009, respectively.  CTS recorded compensation expense of approximately $101,000 and $125,000 related to performance-based restricted stock units during the three and six month periods ended June 29, 2008, respectively.  As of June 28, 2009 there was approximately $98,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

Market-Based Restricted Stock Units
On July 2, 2007, CTS granted a market-based restricted stock unit award to an executive officer.  An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date.  Vesting may occur, if at all, at a rate of up to 150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to 32 enumerated peer group companies’ total stockholder return rates.  The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return.

On February 5, 2008, CTS granted market-based restricted stock unit awards to certain executives.  Vesting may occur, if at all, at a rate of up to 200% of the target amount of 63,300 units in 2010. Vesting is dependent upon CTS’ total stockholder return relative to 29 enumerated peer group companies’ stockholder return rates.

On February 4, 2009, CTS granted market-based restricted stock unit awards to certain executives and key employees.  Vesting may occur, if at all, at a rate of up to 200% of the target amount of 128,000 units in 2011.  Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $192,000 and $411,000 related to market-based restricted stock units during the three and six month periods ended June 28, 2009, respectively.  CTS recorded compensation expense of approximately $91,000 and $238,000 related to market-based restricted stock units during the three and six month periods ended June 29, 2008, respectively. As of June 28, 2009 there was approximately $0.9 million of unrecognized compensation cost related to market-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.1 years.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors’ Plan was frozen effective December 1, 2004.  All future grants will be from the 2009 Plan.

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

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	June 28, 2009	December 31, 2008
Finished goods	$7,234	$7,813
Work-in-process	17,680	16,246
Raw materials	36,831	46,808
Total inventories, net	$61,745	$70,867

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	June 28, 2009	December 31, 2008
Revolving credit agreement, weighted-average interest rate of 1.2%, and 4.2% due in 2011	$51,000	$48,000
Convertible, senior subordinated debentures at an effective interest rate of 7.0% and a coupon rate of 2.1%, due in 2024, net of discount of $512	—	31,988

Total long-term debt	$51,000	$79,988

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $51.0 million and $48.0 million outstanding under the revolving credit agreement at June 28, 2009 and December 31, 2008, respectively.  At June 28, 2009, CTS had $49.0 million available under this agreement. Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.20 percent per annum at June 28, 2009.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at June 28, 2009.  The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end. Additionally, the revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011.

In May 2009, CTS settled the remaining $32.5 million in aggregate principal amount of senior subordinated debentures (“2.125% Debentures”). These unsecured debentures bore interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024. The 2.125% Debentures were convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes). Upon conversion of the 2.125% Debentures, in lieu of delivering common stock, the Company could, at its discretion, deliver cash or a combination of cash and common stock.

In the fourth quarter 2008, CTS purchased $27.5 million of its 2.125% Debentures through open market discounted transactions.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”) that required issues of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 must be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of FSP APB 14-1’s effective date of January 1, 2009. CTS adopted the provisions of this FSP in relation to its 2.125% subordinated debentures effective January 1, 2009 and the financial statements presented reflect the provisions of FSP APB 14-1.

The cumulative effect as of January 1, 2008 of the change in accounting principle was a decrease to long-term debt of approximately $0.5 million for the discount on the subordinated notes, an increase to additional contributed capital of approximately $7.0 million, a decrease to retained earnings of approximately $6.7 million and an increase to deferred tax liability of approximately $0.2 million. Interest expense for the three and six months ended June 29, 2008 was adjusted to reflect amortization of the convertible debt discount. The following table summarizes the effects of FSP APB 14-1’s provisions on CTS’ Statement of Earnings for the three and six months ended June 29, 2008:

	Three months ended June 29, 2008			Six months ended June 29, 2008
($ in thousands)	As originally reported	As adjusted	Effect of change in accounting principle	As originally reported	As adjusted	Effect of change in accounting principle
Interest expense	$1,058	$1,707	$649	$2,117	$3,385	$1,268
Tax expense	$2,807	$2,547	$(260)	$4,688	$4,178	$(510)
Net Earnings	$9,957	$9,568	$(389)	$16,623	$15,865	$(758)
Earnings per share-basic	$0.30	$0.28	$(0.02)	$0.49	$0.47	$(0.02)
Earnings per share-fully diluted	$0.27	$0.27	$—	$0.45	$0.45	$—

The principal amount of the liability component at December 31, 2008 were $32.5 million and the unamortized discounts were approximately $0.5 million.  The amounts related to the equity component, net of equity issue costs and deferred tax, at June 28, 2009 and December 31, 2008 were approximately $7.0 million.

The effective interest rate on CTS’ 2.125% subordinated debentures is 7%. The amount of interest recognized for the three-month periods ended June 28, 2009 and June 29, 2008 was approximately $0.2 million and $1.0 million, respectively. The $0.2 million of interest expense recognized in the second quarter of 2009 comprised of approximately $0.1 million of interest expense due to the amortization of the discount on the debt and $0.1 million of interest expense due to the contractual interest coupon. The $1.0 million of interest expense recognized in the second quarter of 2008 comprised of approximately $0.7 million of interest expense due to the amortization of the discount on the debt and $0.3 million of interest expense due to the contractual interest coupon.

The amount of interest recognized for the six-month periods ended June 28, 2009 and June 29, 2008 was approximately $0.7 million and $2.0 million, respectively. The $0.7 million of interest expense recognized in the first six months of 2009 comprised of approximately $0.5 million of interest expense due to the amortization of the discount on the debt and $0.2 million of interest expense due to the contractual interest coupon. The $2.0 million of interest expense recognized in the first six months of 2008 comprised of approximately $1.3 million of interest expense due to the amortization of the discount on the debt and $0.7 million of interest expense due to the contractual interest coupon.

NOTE F – Retirement Plans

Net pension income and postretirement expense for the three and six month periods ended June 28, 2009 and June 29, 2008 includes the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
PENSION PLANS
Service cost	$779	$887	$1,558	$1,774
Interest cost	3,440	3,298	6,872	6,595
Expected return on plan assets (1)	(6,101)	(6,596)	(12,197)	(13,193)
Amortization of prior service cost	126	134	252	269
Amortization of loss	1,221	430	2,442	859
Net pension income	$(535)	$(1,847)	$(1,073)	$(3,696)
______________________________________
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$2	$5	$5	$10
Interest cost	79	92	157	184
Amortization of gain	(25)	—	(50)	—
Net postretirement expense	$56	$97	$112	$194

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

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies.  Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; terminators used in computer and other high speed applications, switches, resistor networks, and potentiometers used to serve multiple markets.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K.  Management evaluates performance based upon segment operating earnings before restructuring and restructuring-related charges, goodwill impairment, interest expense, other non-operating income, and income tax expense.

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Second Quarter of 2009
Net sales to external customers	$70,807	$49,591	$120,398
Segment operating earnings	$1,081	$2,088	$3,169
Total assets	$125,491	$268,864	$394,355

Second Quarter of 2008
Net sales to external customers	$101,996	$84,095	$186,091
Segment operating earnings	$3,684	$10,212	$13,896
Total assets	$191,847	$383,834	$575,681

First Six Months of 2009
Net sales to external customers	$146,629	$91,900	$238,529
Segment operating earnings/(loss)	$4,345	$(1,320)	$3,025
Total assets	$125,491	$268,864	$394,355

First Six Months of 2008
Net sales to external customers	$196,964	$161,882	$358,846
Segment operating earnings	$5,714	$16,987	$22,701
Total assets	$191,847	$383,834	$575,681

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Total segment operating earnings	$3,169	$13,896	$3,025	$22,701
Restructuring and related charges	—	(112)	(2,243)	(536)
Goodwill impairment	—	—	(33,153)	—
Interest expense	(471)	(1,707)	(1,359)	(3,385)
Interest income	31	380	101	858
Other (expense)/income	(25)	(342)	(346)	405
Earnings/(loss) before income taxes	$2,704	$12,115	$(33,975)	$20,043

NOTE H – Contingencies

Certain processes in the manufacturing of CTS’ current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations.  CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a potentially responsible party regarding hazardous waste remediation at several non-CTS sites.  In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters.  In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations, or cash flows of CTS.

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

Of the restructuring and restructuring-related costs incurred, $0.9 million relates to the Components and Sensors segment and $2.3 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of (Loss) Earnings and the restructuring-related costs are included in cost of goods sold.  During the first quarter of 2008 we incurred $0.2 million of restructuring charges and $0.3 million of restructuring-related costs.  Restructuring actions were completed during the second quarter of 2008.  There was no restructuring reserve related to this plan at December 31, 2008.

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

The following table displays the restructuring reserve activity related to the realignment for the period ended June 28, 2009:

($ in millions) September 2008 Plan
Restructuring liability at January 1, 2009	$1.7
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	—
Cost paid	(1.7)
Restructuring liability at June 28, 2009	$—

In March 2009, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure.  These actions resulted in the elimination of approximately 268 positions.

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through June 28, 2009:

($ in millions) March 2009 Plan	Planned Costs	Actual incurred through June 28, 2009
Workforce reduction	$1.9	$2.1
Asset impairments	—	0.1
Total restructuring and impairment charge	$1.9	$2.2

Of the restructuring and impairment costs incurred, $2.1 million relates to the Components and Sensors segment and $0.1 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity related to the realignment for the period ended June 28, 2009:

($ in millions) March 2009 Plan
Restructuring liability at January 1, 2009	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	2.1
Cost paid	(1.9)
Restructuring liability at June 28, 2009	$0.2

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

In light of a continuous decline in CTS’ market capitalization in the first quarter of 2009, CTS determined that an interim impairment test was necessary at the end of the first quarter of 2009 for both of its reporting units, EMS and Components and Sensors. After completing step one of the prescribed test, CTS determined that the estimated fair values of both reporting units were less than their book values on March 29, 2009. CTS performed the step two test and concluded that the reporting units’ goodwill were impaired. As a result, an impairment loss of $33.2 million was recorded in the first quarter of 2009. Of the $33.2 million impairment loss, $30.8 million was related to the EMS reporting unit and $2.4 million was related to the Components and Sensors reporting unit.  This non-cash goodwill impairment has no impact on CTS’ debt covenants.   CTS’ goodwill is classified within level three of the fair value hierarchy as defined in FAS No. 157, “Fair Value Measurements”.

The following table reconciles the beginning and ending balances of CTS’ goodwill for the periods ended June 28, 2009 and December 31, 2008:

	EMS	Components & Sensors	Total CTS
Balance at January 1, 2008	$24,144	$513	$24,657

Tusonix acquisition	—	1,857	1,857
Orion acquisition	6,636	—	6,636

Balance at December 31, 2008	30,780	2,370	33,150

Purchase accounting adjustment	—	3	3
Impairment loss	(30,780)	(2,373)	(33,153)

Balance at June 28, 2009	$—	$—	$—

CTS has the following other intangible assets and goodwill as of:

	June 28, 2009		December 31, 2008
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$51,084	$(16,290)	$51,084	$(15,038)
Patents	10,319	(10,319)	10,319	(9,886)
Other intangibles	500	(78)	500	(52)
Total	61,903	(26,687)	61,903	(24,976)
Goodwill	—	—	33,150	—
Total other intangible assets and goodwill	$61,903	$(26,687)	$95,053	$(24,976)

Of the net intangible assets at June 28, 2009, $8.2 million relates to the EMS segment and $27.0 million relates to the Components and Sensors segment. CTS recorded amortization expense of $0.8 million and $1.7 million during the three and six month periods ended June 28, 2009, respectively.  CTS recorded amortization expense of $0.9 million and $1.8 million during the three and six month periods ended June 29, 2008, respectively.  CTS estimates remaining amortization expense of $1.3 million in 2009, $2.5 million in 2010, $2.4 million in years 2011 through 2013, and $24.3 million thereafter.

NOTE K – (Loss)/Earnings Per Share

FAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted (loss)/earnings per share (“EPS”) computations. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the quarters ending June 28, 2009 and June 29, 2008.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Second Quarter 2009
Basic EPS	$(7,025)	33,779	$(0.21)
Effect of dilutive securities:
Convertible debt	—	—
Equity-based compensation plans	—	—
Diluted EPS	$(7,025)	33,779	$(0.21)

Second Quarter 2008
Basic EPS	$9,568	33,652	$0.28
Effect of dilutive securities:
Convertible debt	652	4,000
Equity-based compensation plans	—	438
Diluted EPS	$10,220	38,090	$0.27

First Six Months of 2009
Basic EPS	$(42,674)	33,762	$(1.26)
Effect of dilutive securities:
Convertible debt	—	—
Equity-based compensation plans	—	—
Diluted EPS	$(42,674)	33,762	$(1.26)

First Six Months of 2008
Basic EPS	$15,865	33,748	$0.47
Effect of dilutive securities:
Convertible debt	1,283	4,000
Equity-based compensation plans	—	461
Diluted EPS	$17,148	38,209	$0.45

The following table shows the potentially dilutive securities which have been excluded from the three and six month periods 2009 and 2008 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
(Number of Shares in Thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Stock options where the assumed proceeds exceeds theaverage market price	1,197	756	1,241	711
Restricted stock units	637	—	566	—
Securities related to the subordinated convertible debt	786	—	1,476	—

NOTE L – Treasury Stock

In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of common stock in the open market.  Reacquired shares were used to support equity-based compensation programs and for other corporate purposes.  Since June 2007, CTS has repurchased 2,000,000 shares at a total cost of $22.2 million, which completed this program.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  Since May 2008, CTS has repurchased 22,500 shares at a total cost of $0.2 million.  No shares were repurchased under this program during the first two quarters of 2009.

NOTE M – Income Taxes

The effective tax rate for the three and six month periods ended June 28, 2009 was 359.8% and (25.6)%, respectively.  Income tax expense in the amount of $9.7 million was recorded during the second quarter of 2009.  This included a discrete period tax expense of $9.1 million related to cash repatriation.

On a year-to-date basis, income tax expense in the amount of $8.7 million was recorded during the first six months of 2009.  This included a discrete period tax expense of $9.1 million related to cash repatriation and a discrete period tax benefit of $0.2 million related to goodwill impairment.

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

FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  CTS adopted the provisions of FSP FAS 142-3 beginning January 1, 2009. The provisions of FSP FAS 142-3 do not have a material impact on CTS’ consolidated financial statements.

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

FAS No. 165, “Subsequent Events”
In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS No. 165”). The objective of FAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS No. 165 discusses two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date. An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements of FAS No. 165 are effective for interim and annual financial periods ending after June 15, 2009. The requirements do not have a material impact on CTS’ consolidated financial statements.  CTS evaluated its June 28, 2009 consolidated financial statements for subsequent events through July 28, 2009, the date the consolidated financial statements were available to be issued.  CTS is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”
In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 168”), which replaces FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 162”). FAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with GAAP. It arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once FAS No. 168 is in effect, all of its content will carry the same level of authority, effectively superseding FAS No. 162. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of FAS No. 168 do not have a material impact on CTS’ consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview

CTS Corporation (“we”, “our”, “us”) is a global manufacturer of components and sensors used primarily in the automotive and communications markets.  We also provide electronic manufacturing solutions, including design and supply chain management functions, primarily serving the communications, industrial, medical and defense and aerospace markets under contract arrangements with the original equipment manufacturers.

The difficult global economic environment is negatively affecting demand for many of our customers’ products, especially in our higher margin Components and Sensors segment.  In the second quarter 2009, we recorded a year-over-year sales decrease from the same quarter last year, mainly due to the global economic and credit crisis.  However, second quarter 2009 sales improved $2.3 million from the first quarter 2009, reflecting an improvement from the negative trends that began to impact us in the fourth quarter 2008.  Similarly, gross margins improved by $2.1 million from first quarter 2009, which reflects our decisive, proactive management of costs in this difficult economic environment.

As discussed in more detail throughout the MD&A:

•
Total sales in the second quarter 2009 of $120.4 million were reported through two segments, EMS and Components and Sensors.  Sales decreased by $65.7 million, or 35.3%, in the second quarter of 2009 from the second quarter of 2008.  Sales in the Components and Sensors segment decreased by 41.0% versus the second quarter of 2008, while sales in the EMS segment decreased by 30.6% compared to the second quarter of 2008.

•
Gross margins, as a percent of sales, were 18.2% and 21.6% in the second quarters of 2009 and 2008, respectively.  Sales in the Components and Sensors segment, which inherently generates a higher gross margin, decreased to 41.2% of total company sales in the second quarter of 2009 compared to 45.2% of total sales in the same period of 2008.

•
Selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses were $18.7 million in the second quarter of 2009 compared to $26.3 million in the second quarter of 2008.  This significant reduction reflects our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures companywide. SG&A expenses in the second quarter of 2009 also include a $1.1 million pre-tax gain on the sale of an idle facility.

•	Interest and other expense in 2009 was $0.5 million versus $1.7 million in the same quarter 2008, primarily due to lower outstanding debt.

•
The effective tax rate for the second quarter of 2009 was 360%.  Income tax expense in the amount of $9.7 million was recorded during the second quarter of 2009.  This included a discrete period tax expense of $9.1 million related to cash repatriation.  Of this $9.1 million amount, approximately $8.6 million is a non-cash expense.

•
Net loss was $7.0 million, or $0.21 per diluted share, in the second quarter of 2009, including $9.1 million, or $0.27 per diluted share, for a discrete period tax expense related to cash repatriation in the quarter.  This compares with net income of $9.6 million, or $0.27 per diluted share, in the second quarter of 2008.

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

In the second quarter of 2009, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Second Quarter 2009 and Second Quarter 2008

Segment Discussion

Refer to Note G, “Segments”, for a description of the Company’s segments.

The following table highlights the segment results for the three-month periods ending June 28, 2009 and June 29, 2008:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Second Quarter 2009
Sales	$49,591	$70,807	$120,398
Segment operating earnings	$2,088	$1,081	$3,169
% of sales	4.2%	1.5%	2.6%

Second Quarter 2008
Sales	$84,095	$101,996	$186,091
Segment operating earnings	$10,212	$3,684	$13,896
% of sales	12.1%	3.6%	7.5%

Sales in the Components and Sensors segment decreased $34.5 million, or 41.0% from the second quarter of 2008, primarily attributed to decreased automotive product sales and lower electronic component sales for infrastructure applications.

The Components and Sensors segment recorded operating earnings of $2.1 million in the second quarter of 2009 versus $10.2 million in the second quarter of 2008.  The unfavorable earnings change resulted from the negative impact of lower sales.  This impact was mitigated in part by our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures companywide.

Sales in the EMS segment decreased $31.2 million, or 30.6%, in the second quarter of 2009 versus the second quarter of 2008.  The decrease in sales was primarily attributable to expected end-of-life driven lower sales to Hewlett-Packard and lower communications market sales, partially offset by higher sales in the Company’s targeted defense and aerospace and medical markets.

EMS segment operating earnings were $1.1 million in the second quarter of 2009 versus $3.7 million in the second quarter of 2008.  The unfavorable earnings change was primarily due to the negative impact of lower sales, partially offset by lower operating costs resulting from recent restructuring actions.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the three-month periods ended June 28, 2009 and June 29, 2008:

	Three months ended
($ in thousands, except net earnings per share)	June 28, 2009	June 29, 2008	Increase (Decrease)
Net sales	$120,398	$186,091	$(65,693)

Gross margin	$21,878	$40,153	$(18,275)
% of net sales	18.2%	21.6%	(3.4)%

Selling, general and administrative expenses	$15,243	$21,506	$(6,263)
% of net sales	12.7%	11.6%	1.1%

Research and development expenses	$3,466	$4,750	$(1,284)
% of net sales	2.9%	2.6%	0.3%

Operating earnings	$3,169	$13,784	$(10,615)
% of net sales	2.6%	7.4%	(4.8)%

Income tax expense	$9,729	$2,547	$7,182

Net (loss)/earnings	$(7,025)	$9,568	$(16,593)
% of net sales	(5.8)%	5.1%	(10.9)%

Net (loss)/earnings per diluted share	$(0.21)	$0.27	$(0.48)

Second quarter sales of $120.4 million decreased $65.7 million, or 35.3%, from the second quarter of 2008.  The decrease was primarily attributable to the Components and Sensors segment, with lower sales of $34.5 million primarily in the automotive market.  EMS segment sales decreased $31.2 million from expected end-of-life driven lower sales to Hewlett-Packard and lower communications market sales, partially offset by higher sales in the defense and aerospace market and medical markets.

Gross margin as a percent of sales was 18.2% in the second quarter of 2009 compared to 21.6% in the second quarter of 2008 due to lower absorption of fixed costs on significantly lower sales volumes, lower pension income in the Components and Sensors segment and unfavorable segment sales mix.  Sales in the Components and Sensors segment, which inherently generates a higher gross margin, decreased to 41.2% of total company sales in the second quarter of 2009 compared to 45.2% of total sales in the same period of 2008.

SG&A expenses were $15.2 million, or 12.7% of sales, in the second quarter of 2009 versus $21.5 million, or 11.6% of sales, in the second quarter of 2008.  This significant reduction of $6.3 million reflects our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures companywide. SG&A expenses in the second quarter of 2009 also include a $1.1 million pre-tax gain on the sale of an idle facility.

R&D expenses were $3.5 million, or 2.9% of sales in the second quarter of 2009 versus $4.8 million, or 2.6% of sales in the second quarter of 2008.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications and new product development, as well as current product and process enhancements.

Operating earnings were $3.1 million in the second quarter of 2009 compared to $13.8 million in the second quarter of 2008.

Interest and other expense in 2009 was $0.5 million versus $1.7 million in the same quarter 2008.  The lower expense primarily resulted from $0.9 million lower net interest expense, due to lower outstanding debt.

The effective tax rate for the second quarter of 2009 was 360%.  Income tax expense in the amount of $9.7 million was recorded during the second quarter of 2009.  This included a discrete period tax expense of $9.1 million related to cash repatriation.  Of this $9.1 million amount, approximately $8.6 million is a non-cash expense.

Net loss was $7.0 million, or $0.21 per diluted share, in the second quarter of 2009.  This compares with net income of $9.6 million, or $0.27 per diluted share, in the second quarter of 2008.

Comparison of First Six Months 2009 and First Six Months 2008

Segment Discussion

The following table highlights the segment results for the six-month periods ending June 28, 2009 and June 29, 2008:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Six Months 2009
Sales	$91,900	$146,629	$238,529
Segment operating (loss)/earnings	$(1,320)	$4,345	$3,025
% of sales	(1.4)%	3.0%	1.3%

First Six Months 2008
Sales	$161,882	$196,964	$358,846
Segment operating earnings	$16,987	$5,714	$22,701
% of sales	10.5%	2.9%	6.3%

Sales in the Components and Sensors segment decreased $70.0 million, or 43.2% from the first six months of 2008, primarily attributed to decreased automotive product sales and lower electronic component sales for infrastructure applications.

The Components and Sensors segment recorded an operating loss of $1.3 million in the first six months of 2009 versus earnings of $17.0 million in the first six months of 2008.  The unfavorable earnings change resulted from the negative impact of lower sales.  This impact was mitigated in part by our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures companywide.

Sales in the EMS segment decreased $50.3 million, or 25.6%, in the first six months of 2009 versus the first six months of 2008.  The decrease in sales was primarily attributable to expected end-of-life driven lower sales to Hewlett-Packard and lower communications market sales, partially offset by higher sales in the defense and aerospace and medical markets.

EMS segment operating earnings were $4.3 million in the first six months of 2009 versus $5.7 million in the first six months of 2008.  The unfavorable earnings change was primarily due to the negative impact of lower sales, partially offset by lower operating costs resulting from previously announced restructuring actions.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six-month periods ended June 28, 2009 and June 29, 2008:

	Six months ended
($ in thousands, except net earnings per share)	June 28, 2009	June 29, 2008	Increase (Decrease)
Net sales	$238,529	$358,846	$(120,317)

Gross margin	$41,707	$73,977	$(32,270)
% of net sales	17.5%	20.6%	(3.1)%

Selling, general and administrative expenses	$31,863	$42,482	$(10,619)
% of net sales	13.4%	11.8%	1.6%

Research and development expenses	$6,819	$9,067	$(2,248)
% of net sales	2.9%	2.5%	0.4%

Restructuring charge	$2,243	$263	$1,980
% of net sales	0.9%	0.1%	0.8%

Goodwill impairment	$33,153	$—	$33,153
% of net sales	13.9%	—%	13.9%

Operating (loss)/earnings	$(32,371)	$22,165	$(54,536)
% of net sales	(13.6)%	6.2%	(19.8)%

Income tax expense	$8,699	$4,178	$4,521

Net (loss)/earnings	$(42,674)	$15,865	$(58,539)
% of net sales	(17.9)%	4.4%	(22.3)%

Net (loss)/earnings per diluted share	$(1.26)	$0.45	$(1.71)

First six months of 2009 sales of $238.5 million decreased $120.3 million, or 33.5%, from the first six months of 2008.  The decrease was primarily attributable to the Components and Sensors segment, with lower sales of $70.0 million primarily in the automotive market.  EMS segment sales decreased $50.3 million from expected end-of-life driven lower sales to Hewlett-Packard and lower communications market sales, partially offset by higher sales in the defense and aerospace and medical markets.

Gross margin as a percent of sales was 17.5% in the first six months of 2009 compared to 20.6% in the first six months of 2008 due to lower absorption of fixed costs on significantly lower sales volumes, lower pension income in the Components and Sensors segment and unfavorable segment sales mix.  Sales in the Components and Sensors segment, which inherently generates a higher gross margin, decreased to 38.5% of total company sales in the first six months of 2009 compared to 45.1% of total sales in the same period of 2008.

SG&A expenses were $31.9 million, or 13.4% of sales, in the first six months of 2009 versus $42.5 million, or 11.8% of sales, in the first six months of 2008.  This significant reduction of $10.6 million reflects our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures companywide. SG&A expenses in the first six months of 2009 also include a $1.1 million pre-tax gain on the sale of an idle facility.

R&D expenses were $6.8 million, or 2.9% of sales, in the first six months of 2009 versus $9.1 million, or 2.5% of sales, in the first six months of 2008.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications and new product development, as well as current product and process enhancements.

U.S. GAAP rules require all companies to test their recorded goodwill asset for impairment on an annual basis.  We performed our annual impairment test as of December 31, 2008.  The typical and traditional testing method requires determination of the fair value of the underlying assets by utilizing a discounted cash flow analysis based on our most current long-term financial forecasts, combined with a market approach which uses current industry information.  As of December 2008, the SEC also suggested that a company's stock price and related market capitalization (stock price multiplied by shares outstanding) needed to be emphasized and reconciled to the traditional method of goodwill testing.  Therefore, due to our declining stock price during the first quarter of 2009, we were required to test goodwill for impairment again at the end of March 2009.  The goodwill testing performed indicated that impairment did exist and our entire goodwill asset of $33.2 million needed to be written off.  The goodwill impairment charge did not affect our liquidity, current or future cash flows or debt covenants.

The first six months of 2009 included approximately $2.2 million of restructuring costs associated with the restructuring actions announced in March 2009.  The first six months of 2008 operating earnings included approximately $0.5 million of restructuring and restructuring-related costs associated with the realignment of operations announced in November 2007.  Refer to Note I, “Restructuring”, for further discussion on restructuring and realignment actions.

Operating loss was $32.4 million in the first six months of 2009 compared to operating earnings of $22.2 million in the first six months of 2008.

Interest and other expense in the first six months of 2009 was $1.6 million versus $2.1 million in the same period of 2008.  The lower expense primarily resulted from $1.3 million lower net interest expense due to lower outstanding debt, partially offset by higher foreign currency exchange losses of $0.9 million in 2009.

The effective tax rate for the first six months of 2009 was (25.6)%.  On a year-to-date basis, income tax expense in the amount of $8.7 million was recorded during the first six months of 2009.  This included a discrete period tax expense of $9.1 million related to cash repatriation and a discrete period tax benefit of $0.2 million related to goodwill impairment.  Of this $9.1 million, approximately $8.6 million is a non-cash expense.

Net loss was $42.7 million, or $1.26 per diluted share, in the first six months of 2009 compared with earnings of $15.9 million, or $0.45 per diluted share, in the first six months of 2008.

Outlook

Based on the year-to-date performance and ongoing cost structure management initiatives, we expect the second half of 2009 net earnings to be positive, despite limited forward visibility and continued weak economic conditions.  Full-year operating cash flow is also projected to be positive.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $26.8 million at June 28, 2009 compared to $44.6 million at December 31, 2008.  Total debt on June 28, 2009 was $51.0 million, compared to $80.0 million at the end of 2008.  Both cash and debt decreased primarily due to settling the remaining aggregate principal amount of senior subordinated debentures in May 2009.  Total debt as a percentage of total capitalization was 17.7% at the end of the second quarter of 2009, compared with 22.4% at the end of 2008.  Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital decreased $23.9 million in the second quarter of 2009 versus year-end 2008, primarily due to decreases in accounts receivable of $20.6 million and in cash and cash equivalents of $17.8 million, partially offset by decreases in accounts payable of $18.3 million, all resulting from relatively lower business activity during the first six months.

Cash Flow

Operating Activities

Net cash provided by operating activities was $15.7 million during the first six months of 2009.  Components of net cash provided by operating activities include a net loss of $42.7 million, restructuring and asset impairment charges of $35.4 million, depreciation and amortization expense of $10.5 million and net changes in assets and liabilities of $13.1 million.  The changes in assets and liabilities were primarily due to decreased accounts payable and accrued liabilities of $27.6 million, decreased accounts receivable of $21.9 million, decreased inventory of $9.5 million and decreased other assets of $8.6 million.

Net cash provided by operating activities was $12.3 million for the first six months of 2008.  Components of net cash provided by operating activities include net earnings of $15.9 million, depreciation and amortization expense of $12.8 million and net changes in assets and liabilities of $14.5 million.  The changes in assets and liabilities were primarily due to increased accounts receivable of $5.9 million, decreased accounts payable and accrued liabilities of $4.7 million, and increased inventory of $3.7 million.

Investing Activities

Net cash used in investing activities was $1.5 million for the first six months of 2009, due to capital expenditures of $2.9 million,  offset by proceeds of $1.3 million from the sale of an idle facility.

Net cash used in investing activities was $30.4 million for the first six months of 2008, primarily to complete acquisitions and for capital expenditures.

Financing Activities

Net cash used by financing activities for the first six months of 2009 was $32.4 million, primarily from settling the remaining aggregate principal amount of senior subordinated debentures in May 2009.

Net cash provided by financing activities for the first six months of 2008 was $10.5 million, consisting primarily of a net increase in debt of $19.3 million, offset by $6.8 million for purchase of CTS common stock and $2.0 million in dividend payments.

Capital Resources

Refer to Note E, “Debt,” for further discussion.

On June 27, 2006, we entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $51.0 million and $48.0 million outstanding under the revolving credit agreement at June 28, 2009 and December 31, 2008, respectively.  At June 28, 2009, we had $49.0 million available under this agreement.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and our quarterly total leverage ratio.  We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.20 percent per annum at June 28, 2009.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  We were in compliance with all debt covenants at June 28, 2009.  The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end.  Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments.  The revolving credit agreement expires in June 2011.

In the fourth quarter 2008, we purchased $27.5 million of our convertible senior subordinated debentures (“2.125% Debentures”) through open market discounted transactions.  In May 2009, we settled the remaining $32.5 million in aggregate principal amount of these 2.125% Debentures.  These unsecured debentures bore interest at an annual rate of 2.125%, payable semiannually on May 1 and November 1 of each year through the maturity date of May 1, 2024.  The 2.125% Debentures were convertible, under certain circumstances, into CTS common stock at a conversion price of $15.00 per share (which is equivalent to an initial conversion rate of approximately 66.6667 shares per $1,000 principal amount of the notes).

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), that required issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 must be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of FSP APB 14-1’s effective date of January 1, 2009.  We adopted the provisions of this FSP in relation to our 2.125% Debentures effective January 1, 2009 and the financial statements presented reflect the provisions of FSP APB 14-1.

The principal amount of the liability component at December 31, 2008 were $32.5 million and the unamortized discounts were approximately $0.5 million.  The amounts related to the equity component, net of equity issue costs and deferred tax, at June 28, 2009 and December 31, 2008 were approximately $7.0 million.

Under FSP APB 14-1, the effective interest rate on our 2.125% Debentures is 7%.  The amount of interest recognized for the three-month periods ended June 28, 2009 and June 29, 2008 was approximately $0.2 million and $1.0 million, respectively.  The $0.2 million of interest expense recognized in the second quarter of 2009 comprised of approximately $0.1 million of interest expense due to the amortization of the discount on the debt and $0.1 million of interest expense due to the contractual interest coupon.  The $1.0 million of interest expense recognized in the second quarter of 2008 comprised of approximately $0.7 million of interest expense due to the amortization of the discount on the debt and $0.3 million of interest expense due to the contractual interest coupon.

The amount of interest recognized for the six-month periods ended June 28, 2009 and June 29, 2008 was approximately $0.7 million and $2.0 million, respectively. The $0.7 million of interest expense recognized in the first six months of 2009 comprised of approximately $0.5 million of interest expense due to the amortization of the discount on the debt and $0.2 million of interest expense due to the contractual interest coupon. The $2.0 million of interest expense recognized in the first six months of 2008 comprised of approximately $1.3 million of interest expense due to the amortization of the discount on the debt and $0.7 million of interest expense due to the contractual interest coupon.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of CTS common stock in the open market at a maximum price of $13 per share.  Since May 2008, we have repurchased 22,500 shares at a total cost of $0.2 million.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.

Recent Accounting Pronouncements

FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of FSP APB 14-1’s effective date.  We adopted the provisions of FSP APB 14-1 beginning January 1, 2009.  The provisions of FSP APB 14-1 did not have a material impact on our consolidated financial statements.

FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  We adopted the provisions of FSP FAS 142-3 beginning January 1, 2009.  The provisions of FSP FAS 142-3 do not have a material impact on our consolidated financial statements.

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

FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”
In April 2009, the FASB issued FASB Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of FAS No. 5, “Accounting for Contingencies” (“FAS No. 5”), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FAS No. 141(R), “Business Combinations” (“FAS No. 141-(R)”). FSP FAS 141(R)-1 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We do not expect the provisions of FSP FAS 141(R)-1 to have a material impact on our financial statements.

FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-2”), to require fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28-1, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The provisions of FSP FAS 107-1 and APB 28-1 will not have a material impact on our financial statements.

FAS No. 165, “Subsequent Events”
In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS No. 165”).  The objective of FAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS No. 165 discusses two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date.  An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The requirements of FAS No. 165 are effective for interim and annual financial periods ending after June 15, 2009.  The requirements do not have a material impact on our consolidated financial statements.  CTS evaluated its June 28, 2009 consolidated financial statements for subsequent events through July 28, 2009, the date the consolidated financial statements were available to be issued.  CTS is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”
In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 168”), which replaces FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 162”).  FAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with GAAP.  It arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once FAS No. 168 is in effect, all of its content will carry the same level of authority, effectively superseding FAS No. 162. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The provisions of FAS No. 168 do not have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2009, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired business, as described further below.

In January 2008, we acquired Tusonix, Inc., which has facilities in Tucson, Arizona and Nogales, Mexico.  Each facility reports financial results that are included in this report for the quarter ended June 28, 2009.   Management has not made an assessment of the Tusonix business’ internal control over financial reporting since the date of acquisition.  The Tusonix business’ assets and liabilities acquired were $14.8 million and $2.3 million, respectively and the sales included in CTS’ 2008 financial statements were approximately $14.0 million. The Tusonix business was not included in our evaluation of the effectiveness of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 28, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain processes in the manufacturing of our current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations.  We have been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups that it is or may be a potentially responsible party regarding hazardous waste remediation at several non-CTS sites.  In addition to these non-CTS sites, we have an ongoing practice of providing reserves for probable remediation activities at certain of our manufacturing locations and for claims and proceedings against us with respect to other environmental matters.  In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations or cash flows of CTS.

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

Item 1A.  Risk Factors

There have been no significant changes in the Company’s risk factors since December 31, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CTS Corporation was held on May 27, 2009.  At the meeting, the following matters were submitted to a vote of the stockholders of CTS:

The election of nine directors to serve for one year beginning at the 2009 annual shareholders' meeting and expiring at the 2010 annual shareholders' meeting.  A summary of votes by directors is shown below:

Director	For	Withheld
Walter S. Catlow	29,923,078	780,140
Lawrence J. Ciancia	30,114,344	588,874
Thomas G. Cody	27,695,959	3,007,259
Patricia K. Collawn	30,015,704	687,514
Roger R. Hemminghaus	30,178,539	524,679
Michael A. Henning	30,006,986	696,232
Vinod M. Khilnani	29,901,293	801,925
Robert A. Profusek	29,898,407	804,811

Approval of the CTS Corporation 2009 Omnibus Equity and Performance Incentive Plan.  A summary of votes is shown below:

For	Against	Abstain
24,492,162	2,488,761	1,422,907

Ratification of the independent registered public accounting firm.  A summary of votes is shown below:

For	Against	Abstain
30,598,435	62,781	42,001

Item 6.   Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Secretary and General Counsel	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: July 28, 2009	Dated: July 28, 2009