Form 10-Q
period 2009-09-27
CTS CORP
filed 2009-10-28
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2009
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
Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2009: 33,892,602.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008*	September 27, 2009	September 28, 2008*

Net sales	$126,565	$170,034	$365,094	$528,880
Costs and expenses:
Cost of goods sold	100,380	136,684	297,202	421,553
Selling, general and administrative expenses	16,494	20,754	48,357	63,236
Research and development expenses	3,408	4,509	10,227	13,576
Restructuring charge – Note I	—	3,202	2,243	3,465
Goodwill impairment	—	—	33,153	—
Operating earnings/(loss)	6,283	4,885	(26,088)	27,050
Other (expense)/income:
Interest expense	(256)	(1,591)	(1,615)	(4,976)
Interest income	17	316	118	1,174
Other	(390)	(307)	(736)	98
Total other expense	(629)	(1,582)	(2,233)	(3,704)

Earnings/(loss) before income taxes	5,654	3,303	(28,321)	23,346
Income tax expense/(benefit)	1,173	(3,912)	9,872	266
Net earnings/(loss)	$4,481	$7,215	$(38,193)	$23,080
Net earnings/(loss) per share - Note K
Basic	$0.13	$0.21	$(1.13)	$0.68

Diluted	$0.13	$0.21	$(1.13)	$0.65

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09
Average common shares outstanding:
Basic	33,873	33,708	33,799	33,735
Diluted	34,513	38,199	33,799	38,206

*The Statement of Earnings for the three and nine months ended September 28, 2008 was adjusted from the previously filed 10-Q to comply with the provisions of Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options”.

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	September 27, 2009	December 31, 2008*
ASSETS
Current Assets
Cash and cash equivalents	$40,329	$44,628
Accounts receivable, less allowances (2009 – $2,250; 2008- $2,165)	75,942	94,175
Inventories, net - Note D	60,452	70,867
Other current assets	14,969	16,172
Total current assets	191,692	225,842
Property, plant and equipment, less accumulated depreciation (2009 - $267,614; 2008 - $257,850)	83,395	90,756
Other Assets
Prepaid pension asset	24,609	18,756
Goodwill – Note J	—	33,150
Other intangible assets – Note N	34,577	36,927
Deferred income taxes	71,718	82,101
Other	689	910
Total other assets	131,593	171,844
Total Assets	$406,680	$488,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$62,211	$71,285
Accrued liabilities	36,254	41,956
Total current liabilities	98,465	113,241
Long-term debt - Note E	49,500	79,988
Other long-term obligations	16,820	17,740
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,195,624 shares issued at September 27, 2009 and 54,031,844 shares issued at December 31, 2008	282,231	280,266
Additional contributed capital	36,665	37,148
Retained earnings	314,456	355,694
Accumulated other comprehensive loss	(94,448)	(98,626)
	538,904	574,482
Cost of common stock held in treasury (2009 and 2008 – 20,320,759 shares)	(297,009)	(297,009)
Total shareholders’ equity	241,895	277,473
Total Liabilities and Shareholders’ Equity	$406,680	$488,442

*The Balance Sheet at December 31, 2008 was adjusted from the previously filed 10-K to comply with the provisions of ASC 470-20, “Debt with Conversion and Other Options”.

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	September 27, 2009	September 28, 2008*
Cash flows from operating activities:
Net (loss)/earnings	$(38,193)	$23,080
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities:
Depreciation and amortization	14,919	18,457
Prepaid pension asset – Note F	(5,853)	(7,599)
Equity-based compensation – Note B	2,711	2,614
Restructuring and impairment charges – Note I	2,243	3,465
Goodwill impairment – Note J	33,153	—
Gain on sales of assets	(1,153)	(30)
Amortization of retirement benefit adjustments – Note F	3,942	1,683
Changes in assets and liabilities, net of acquisitions
Accounts receivable	20,045	1,041
Inventories	11,031	(5,529)
Other current assets	1,600	1,054
Accounts payable and accrued liabilities	(18,936)	(13,804)
Other	8,542	(4,312)
Total adjustments	72,244	(2,960)
Net cash provided by operating activities	34,051	20,120

Cash flows from investing activities:
Payments for acquisitions, net of cash received – Note C	—	(20,828)
Capital expenditures	(4,681)	(13,756)
Proceeds from sales of assets	1,309	34
Net cash used in investing activities	(3,372)	(34,550)

Cash flows from financing activities:
Payment of 2.125% Debentures – Note E	(32,500)	—
Payments of long-term debt – Note E	(2,141,050)	(892,150)
Proceeds from borrowings of long-term debt – Note E	2,142,550	920,250
Payments of short-term notes payable	(7,755)	(7,426)
Proceeds from borrowings of short-term notes payable	7,755	6,426
Dividends paid	(3,040)	(3,051)
Purchase of treasury stock – Note L	—	(7,037)
Other	(929)	56
Net cash (used in)/provided by financing activities	(34,969)	17,068

Effect of exchange rate on cash and cash equivalents	(9)	(1,795)
Net (decrease)/increase in cash and cash equivalents	(4,299)	843

Cash and cash equivalents at beginning of year	44,628	52,868
Cash and cash equivalents at end of period	$40,329	$53,711

Supplemental cash flow information
Cash paid during the period for:
Interest	$728	$2,206
Income taxes—net	$5,915	$3,035

*The Statement of Cash Flows for the three and nine months ended September 28, 2008 was adjusted from the previously filed 10-Q to comply with the provisions of ASC 470-20, “Convertible Debt and Other Options”.

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008*	September 27, 2009	September 28, 2008*
Net earnings/(loss)	$4,481	$7,215	$(38,193)	$23,080
Other comprehensive earnings/(loss):
Cumulative translation adjustment	(352)	(2,459)	1,925	(2,562)
Deferred loss on foreign currency forward contracts	—	(31)	—	(31)
Amortization of retirement benefit adjustments (net of tax)	779	435	2,253	1,021
Comprehensive earnings/(loss)	$4,908	$5,160	$(34,015)	$21,508

*The Statement of Comprehensive Earnings for the three and nine months ended September 28, 2008 was adjusted from the previously filed 10-Q to comply with the provisions of ASC 470-20, “Convertible Debt and Other Options”.

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 27, 2009

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

NOTE B – Equity-Based Compensation

At September 27, 2009, CTS had six equity-based compensation plans:  the 1988 Restricted Stock and Cash Bonus Plan (“1988 Plan”), the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”).  CTS believes that equity based awards align the interest of employees with those of its shareholders.

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

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended September 27, 2009 and September 28, 2008 relating to these plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Stock options	$2	$18	$34	$109
Restricted stock units	907	867	2,677	2,473
Restricted stock	—	—	—	32
Total	$909	$885	$2,711	$2,614

The following table summarizes the status of these plans as of September 27, 2009:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding	—	276,850	730,888	176,850
Restricted stock units outstanding	381,950	469,087	—	—
Awards exercisable	—	256,100	730,888	176,850
Awards available for grant	3,018,050	472,000	—	—

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

A summary of the status of stock options as of September 27, 2009 and September 28, 2008, and changes during the nine-month periods then ended, is presented below:

	September 27, 2009		September 28, 2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,294,263	$14.53	1,426,638	$16.06
Exercised	—	$—	(7,100)	$8.40
Expired	(109,675)	$21.45	(113,375)	$32.91
Forfeited	—	$—	—	$—
Outstanding at end of period	1,184,588	$13.89	1,306,163	$14.63

Exercisable at end of period	1,163,838	$13.89	1,231,638	$14.76

The total intrinsic value of share options exercised during the nine-month period ended September 28, 2008 was $16,000.  There were no share options exercised during the nine-month period ended September 27, 2009.

The weighted-average remaining contractual life of options outstanding and options exercisable at September 27, 2009 is 3.4 years. The aggregate intrinsic value of options outstanding and options exercisable at September 27, 2009 is approximately $540,000.

A summary of the nonvested stock options as of September 27, 2009 and September 28, 2008, and changes during the nine-month periods then ended, is presented below:

	September 27, 2009			September 28, 2008
	Options		Weighted-average Grant-Date Fair Value	Options		Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	74,525		$6.36	158,587		$6.41
Vested	(53,775)		$6.41	(84,062)		$6.46
Forfeited	—		$—	—		$—
Nonvested at end of period	20,750	(1)	$6.24	74,525	(1)	$6.36

_____________________
(1) Based on historical experience CTS currently expects approximately all of these options to vest.

The total fair value of shares vested during the nine months ended September 27, 2009 and September 28, 2008 was approximately $345,000 and $543,000, respectively.  As of September 27, 2009, there was approximately $5,000 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of less than one year.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at September 27, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 9/27/09	Life (Years)	Price	At 9/27/09	Price
$7.70 – 11.11	727,163	3.88	$9.37	727,163	$9.37
13.68 – 16.24	227,800	4.00	14.16	207,050	14.12
23.00 – 25.10	188,625	1.56	23.22	188,625	23.22
42.69 – 79.25	41,000	0.66	49.78	41,000	49.78

Service-Based Restricted Stock Units
Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a three or five-year period.  A summary of the status of RSUs as of September 27, 2009 and September 28, 2008, and changes during the nine-month periods then ended is presented below:

	September 27, 2009		September 28, 2008
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	700,358	$10.76	595,148	$12.14
Granted	390,850	$6.09	240,950	$10.06
Converted	(217,991)	$10.70	(143,720)	$11.86
Forfeited	(22,180)	$11.32	(22,410)	$12.20
Outstanding at end of period	851,037	$8.61	669,968	$11.45

Weighted-average remaining contractual life	4.7 years		4.4 years

CTS recorded compensation expense of approximately $663,000 and $1,971,000 related to service-based restricted stock units during the three and nine month periods ended September 27, 2009, respectively.  CTS recorded compensation expense of approximately $659,000 and $1,903,000 related to service-based restricted stock units during the three and nine month periods ended September 28, 2008, respectively.  As of September 27, 2009, there was $3.2 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

CTS recorded compensation expense of approximately $34,000 and $85,000 related to performance-based restricted stock units during the three and nine month periods ended September 27, 2009, respectively.  CTS recorded compensation expense of approximately $82,000 and $207,000 related to performance-based restricted stock units during the three and nine month periods ended September 28, 2008, respectively.  As of September 27, 2009 there was approximately $64,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.0 year.

Market-Based Restricted Stock Units
On July 2, 2007, CTS granted a market-based restricted stock unit award to an executive officer.  An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date.  Vesting may occur, if at all, at a rate of up to 150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to an enumerated peer group of companies’ total stockholder return rates.  The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return.

On February 5, 2008, CTS granted market-based restricted stock unit awards to certain executives.  Vesting may occur, if at all, at a rate of up to 200% of the target amount of 63,300 units in 2010. Vesting is dependent upon CTS’ total stockholder return relative to an enumerated peer group of companies’ stockholder return rates.

On February 4, 2009, CTS granted market-based restricted stock unit awards to certain executives and key employees.  Vesting may occur, if at all, at a rate of up to 200% of the target amount of 128,000 units in 2011.  Vesting is dependent upon CTS total stockholder return relative to an enumerated peer group of companies’ stockholder return rates.

CTS recorded compensation expense of approximately $210,000 and $621,000 related to market-based restricted stock units during the three and nine month periods ended September 27, 2009, respectively.  CTS recorded compensation expense of approximately $126,000 and $363,000 related to market-based restricted stock units during the three and nine month periods ended September 28, 2008, respectively. As of September 27, 2009 there was approximately $700,000 of unrecognized compensation cost related to market-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.0 year.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors’ Plan was frozen effective December 1, 2004.  All future grants will be from the 2009 Plan.

NOTE C—Acquisitions

In 2008, CTS acquired, with cash, 100% of the outstanding capital stock of the following two entities for $21.1 million, net of $1.3 million cash received:

•	Tusonix, Inc. (“Tusonix”), based in Tucson, Arizona, a leader in the design and manufacture of ceramic electromagnetic interference and radio frequency interference (“EMI/RFI”) filters; and
•	Orion Manufacturing, Inc. (“Orion”), based in San Jose, California, a contract electronics manufacturer.

The acquisition of Tusonix expands CTS’ technology and customer base within the Components and Sensors segment.  The acquisition of Orion enables CTS’ EMS segment to achieve significant synergies by combining the Orion operation with the CTS operation in Santa Clara, California.  It also expands CTS’ customer base in certain target markets.

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

These acquisitions were accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets based on the fair market values on the date of acquisition. The pro forma effects of the results of these acquisitions are immaterial to CTS’ results of operations.

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

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	September 27, 2009	December 31, 2008
Finished goods	$8,395	$7,813
Work-in-process	17,151	16,246
Raw materials	34,906	46,808
Total inventories, net	$60,452	$70,867

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	September 27, 2009	December 31, 2008
Revolving credit agreement, weighted-average interest rate of 1.2%, and 4.2% due in 2011	$49,500	$48,000
Convertible, senior subordinated debentures at an effective interest rate of 7.0% and a coupon rate of 2.1%, due in 2024, net of discount of $512	—	31,988
Total long-term debt	$49,500	$79,988

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $49.5 million and $48.0 million outstanding under the revolving credit agreement at September 27, 2009 and December 31, 2008, respectively.  At September 27, 2009, CTS had $50.5 million available under this agreement. Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.20 percent per annum at September 27, 2009.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at September 27, 2009.  The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end. Additionally, the revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011.

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

In May 2008, the FASB issued ASC 470-20, “Debt with Conversion and Other Options”, that required issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This accounting change must be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of January 1, 2009. CTS adopted these provisions in relation to its 2.125% subordinated debentures effective January 1, 2009.

The cumulative effect as of January 1, 2008 of the change in accounting principle was a decrease to long-term debt of approximately $0.5 million for the discount on the subordinated notes, an increase to additional contributed capital of approximately $7.0 million, a decrease to retained earnings of approximately $6.7 million and an increase to deferred tax liability of approximately $0.2 million. Interest expense for the three and nine months ended September 28, 2008 was adjusted to reflect amortization of the convertible debt discount. The following table summarizes the effects of adoption on CTS’ Statement of Earnings for the three and nine months ended September 28, 2008:

	Three months ended September 28, 2008			Nine months ended September 28, 2008
($ in thousands)	As originally reported	As adjusted	Effect of change in accounting principle	As originally reported	As adjusted	Effect of change in accounting principle
Interest expense	$931	$1,591	$660	$3,048	$4,976	$1,928
Tax (benefit)/expense	$(3,648)	$(3,912)	$(264)	$1,040	$266	$(774)
Net Earnings	$7,611	$7,215	$(396)	$24,234	$23,080	$(1,154)
Earnings per share-basic	$0.23	$0.21	$(0.02)	$0.72	$0.68	$(0.04)
Earnings per share-fully diluted	$0.21	$0.21	$—	$0.65	$0.65	$—

The principal amount of the liability component at December 31, 2008 were $32.5 million and the unamortized discounts were approximately $0.5 million.  The amounts related to the equity component, net of equity issue costs and deferred tax, at September 27, 2009 and December 31, 2008 were approximately $7.0 million.

The effective interest rate on CTS’ 2.125% subordinated debentures is 7%. No interest expense was recognized for the three-month period ended September 27, 2009 as all debentures had been redeemed by the end of the second quarter 2009. The amount of interest recognized for the three-month period ended September 28, 2008 was approximately $1.0 million. The $1.0 million of interest expense recognized in the third quarter of 2008 comprised of approximately $0.7 million of interest expense due to the amortization of the discount on the debt and $0.3 million of interest expense due to the contractual interest coupon.

The amount of interest recognized for the nine-month periods ended September 27, 2009 and September 28, 2008 was approximately $0.7 million and $3.0 million, respectively. The $0.7 million of interest expense recognized in the first nine months of 2009 comprised of approximately $0.5 million of interest expense due to the amortization of the discount on the debt and $0.2 million of interest expense due to the contractual interest coupon. The $3.0 million of interest expense recognized in the first nine months of 2008 comprised of approximately $2.0 million of interest expense due to the amortization of the discount on the debt and $1.0 million of interest expense due to the contractual interest coupon.

NOTE F – Retirement Plans

Net pension income and postretirement expense for the three and nine month periods ended September 27, 2009 and September 28, 2008 includes the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
PENSION PLANS
Service cost	$788	$887	$2,346	$2,661
Interest cost	3,396	3,230	10,268	9,825
Expected return on plan assets (1)	(6,108)	(6,592)	(18,305)	(19,785)
Amortization of prior service cost	126	135	378	404
Amortization of loss	1,198	420	3,640	1,279
Net pension income	$(600)	$(1,920)	$(1,673)	$(5,616)
______________________________________
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$3	$5	$8	$15
Interest cost	78	92	235	276
Amortization of gain	(25)	—	(76)	—
Net postretirement expense	$56	$97	$167	$291

NOTE G – Segments

CTS reportable segments are grouped by entities that exhibit similar economic characteristics and the segments' reporting results are regularly reviewed by CTS’ chief operating decision maker to make decisions about resources to be allocated to these segments and to evaluate the segments' performance.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Third Quarter of 2009
Net sales to external customers	$70,737	$55,828	$126,565
Segment operating earnings	$2,214	$4,069	$6,283
Total assets	$122,937	$283,743	$406,680

Third Quarter of 2008
Net sales to external customers	$97,510	$72,524	$170,034
Segment operating earnings	$2,657	$5,709	$8,366
Total assets	$195,143	$386,132	$581,275

First Nine Months of 2009
Net sales to external customers	$217,366	$147,728	$365,094
Segment operating earnings	$6,559	$2,749	$9,308
Total assets	$122,937	$283,743	$406,680

First Nine Months of 2008
Net sales to external customers	$294,474	$234,406	$528,880
Segment operating earnings	$8,371	$22,696	$31,067
Total assets	$195,143	$386,132	$581,275

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27 2009	September 28, 2008	September 27 2009	September 28, 2008
Total segment operating earnings	$6,283	$8,366	$9,308	$31,067
Restructuring and related charges	—	(3,481)	(2,243)	(4,017)
Goodwill impairment	—	—	(33,153)	—
Interest expense	(256)	(1,591)	(1,615)	(4,976)
Interest income	17	316	118	1,174
Other (expense)/income	(390)	(307)	(736)	98
Earnings/(loss) before income taxes	$5,654	$3,303	$(28,321)	$23,346

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

Of the restructuring and restructuring-related costs incurred, $0.9 million relates to the Components and Sensors segment and $2.3 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of Earnings/(Loss) and the restructuring-related costs are included in cost of goods sold.  During the first quarter of 2008 CTS incurred $0.2 million of restructuring charges and $0.3 million of restructuring-related costs.  Restructuring actions were completed during the second quarter of 2008.  There was no restructuring reserve related to this plan at December 31, 2008.

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

Of the restructuring and restructuring-related costs incurred, $4.8 million relates to the Components and Sensors segment and $0.7 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings/(Loss) and the restructuring-related costs are included in cost of goods sold.  Restructuring actions were completed during the fourth quarter of 2008. There was no restructuring reserve related to this plan at September 27, 2009.

The following table displays the restructuring reserve activity related to the realignment for the period ended September 27, 2009:

($ in millions) September 2008 Plan
Restructuring liability at January 1, 2009	$1.7
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	—
Cost paid	(1.7)
Restructuring liability at September 27, 2009	$—

In March 2009, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure.  These actions resulted in the elimination of approximately 268 positions and were completed in the first quarter of 2009.

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 27, 2009:

($ in millions) March 2009 Plan	Planned Costs	Actual incurred through June 28, 2009
Workforce reduction	$1.9	$2.1
Asset impairments	—	0.1
Total restructuring and impairment charge	$1.9	$2.2

Of the restructuring and impairment costs incurred, $2.1 million relates to the Components and Sensors segment and $0.1 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings/(Loss) and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity related to the realignment for the period ended September 27, 2009:

($ in millions) March 2009 Plan
Restructuring liability at January 1, 2009	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	2.1
Cost paid	(2.1)
Restructuring liability at September 27, 2009	$0.0

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

Generally accepted accounting principles stipulate that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying amount. A two-step method is used to measure the amount of an impairment loss. The first step requires the Company to determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a discounted cash flow analysis (an income approach) and a market approach which uses current industry information. The second step requires the Company to determine the implied fair value of goodwill and measure the impairment loss as the difference between the book value of the goodwill and the implied fair value of the goodwill. The implied fair value of goodwill must be determined in the same manner as if CTS had acquired those reporting units.

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

The following table reconciles the beginning and ending balances of CTS’ goodwill for the periods ended June 28, 2009 and December 31, 2008:

	EMS	Components & Sensors	Total CTS
Balance at January 1, 2008	$24,144	$513	$24,657

Tusonix acquisition	—	1,857	1,857
Orion acquisition	6,636	—	6,636

Balance at December 31, 2008	30,780	2,370	33,150

Purchase accounting adjustment	—	3	3
Impairment loss – first quarter 2009	(30,780)	(2,373)	(33,153)

Balance at September 27, 2009	$—	$—	$—

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of September 27, 2009 and the losses recorded during the three and nine-month periods ended September 27, 2009 on those assets:

(in thousands $)					Total Loss
Description	Balance at September 27, 2009	Quoted prices in active markets for identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months ended September 27, 2009	Nine months ended September 27, 2009
Goodwill	$—	$—	$—	$—	$—	$33,153
Intangible assets, other than goodwill	34,577	—	—	34,577	—	—
Long-lived assets	83,395	—	—	83,395	155	297
					$155	$33,450

NOTE K – Earnings/(loss) Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (“EPS”) computations. Basic earnings/(loss) per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings/(loss) as the numerator. Diluted earnings/(loss) per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. The if-converted method, whereby interest expense (on a net-of-tax basis) from the convertible senior subordinated debentures is added to net earnings/(loss) for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings/(loss) per share. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and nine month periods ended September 27, 2009 and September 28, 2008.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Third Quarter 2009
Basic EPS	$4,481	33,873	$0.13
Effect of dilutive securities:
Convertible debt	—	—
Equity-based compensation plans	—	640
Diluted EPS	$4,481	34,513	$0.13

Third Quarter 2008
Basic EPS	$7,215	33,708	$0.21
Effect of dilutive securities:
Convertible debt	665	4,000
Equity-based compensation plans	—	491
Diluted EPS	$7,880	38,199	$0.21

First Nine Months of 2009
Basic EPS	$(38,193)	33,799	$(1.13)
Effect of dilutive securities:
Convertible debt	—	—
Equity-based compensation plans	—	—
Diluted EPS	$(38,193)	33,799	$(1.13)

First Nine Months of 2008
Basic EPS	$23,080	33,735	$0.68
Effect of dilutive securities:
Convertible debt	1,876	4,000
Equity-based compensation plans	—	471
Diluted EPS	$24,956	38,206	$0.65

The following table shows the potentially dilutive securities which have been excluded from the three and nine month periods 2009 and 2008 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
(Number of Shares in Thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Stock options where the assumed proceeds exceeds the average market price	919	523	1,134	648
Restricted stock units	—	—	582	—
Securities related to the subordinated convertible debt	—	—	984	—

NOTE L – Treasury Stock

In June 2007, CTS’ Board of Directors authorized a program to repurchase up to two million shares of common stock in the open market.  Reacquired shares were used to support equity-based compensation programs and for other corporate purposes.  Since June 2007, CTS has repurchased 2,000,000 shares at a total cost of $22.2 million, which completed this program.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  Since May 2008, CTS has repurchased 22,500 shares at a total cost of $0.2 million.  No shares were repurchased under this program during the first nine months of 2009.

NOTE M – Income Taxes

The effective tax rate for the three and nine month periods ended September 27, 2009 was 20.8% and (34.9%), respectively.  Income tax expense in the amount of $1.2 million was recorded during the third quarter of 2009.

On a year-to-date basis, income tax expense in the amount of $9.9 million was recorded during the first nine months of 2009.  This included a discrete period tax expense of $9.1 million related to cash repatriation and a discrete period tax benefit of $0.2 million related to goodwill impairment.

NOTE N – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	September 27, 2009		December 31, 2008
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$51,084	$(16,916)	$51,084	$(15,038)
Patents	10,319	(10,319)	10,319	(9,886)
Other intangibles	500	(91)	500	(52)
Total	61,903	(27,326)	61,903	(24,976)
Goodwill	—	—	33,150	—
Total other intangible assets and goodwill	$61,903	$(27,326)	$95,053	$(24,976)

Of the net intangible assets at September 27, 2009, $8.0 million relates to the EMS segment and $26.6 million relates to the Components and Sensors segment. CTS recorded amortization expense of $0.6 million and $2.4 million during the three and nine month periods ended September 27, 2009, respectively.  CTS recorded amortization expense of $0.9 million and $2.7 million during the three and nine month periods ended September 28, 2008, respectively.  CTS estimates remaining amortization expense of $0.6 million in 2009, $2.5 million in 2010, $2.4 million in years 2011 through 2013, and $24.3 million thereafter.

NOTE O – Recent Accounting Pronouncements

ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”
In April 2008, the FASB issued ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These provisions apply to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. Furthermore, these provisions remove the provision that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, these provisions require that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  CTS adopted these provisions beginning January 1, 2009. These provisions do not have a material impact on CTS’ consolidated financial statements.

ASC 470-20, “Debt with Conversion and Other Options"
In May 2008, the FASB issued ASC 470-20, “Debt with Conversion and Other Options”, that, requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These provisions should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date.  CTS adopted these provisions beginning January 1, 2009.  These provisions did not have a material impact on its consolidated financial statements.  Refer to Note E, “Debt”, for the effect of these provisions.

ASC 715-20-5-1 “Compensation – Retirement Benefits”
 In December 2008, the FASB issued ASC 715-20-5-1, “Compensation – Retirement Benefits”, ("ASC 715-20-5-1") which expands the disclosures required by employers for postretirement plan assets.  ASC 715-20-5-1 requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, this FSP requires new disclosures similar to those in FAS No. 157, “Fair Value Measurements”, in terms of the three-level fair value hierarchy, including a reconciliation of the beginning and ending balances of plan assets that fall within Level 3 of the hierarchy. ASC 715-20-5-1 is effective for periods ending after December 15, 2009.

ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”
In April 2009, the FASB issued ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”, which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805, “Business Combinations”. These provisions require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. These provisions are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. CTS does not expect these to have a material impact on its financial statements.

ASC 825-10-65, “Financial Instruments – Transition and Open effective Date Information”
In April 2009, the FASB issued ASC 825-10-65, “Financial Instruments – Transition and Open effective Date Information”, that requires fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. The provisions also require these disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. These provisions did not have a material impact on CTS’ financial statements.

ASC 855, “Subsequent Events”
In May 2009, the FASB issued ASC 855, “Subsequent Events”. The objective of these provisions are to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions discuss two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date. An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements are effective for interim and annual financial periods ending after June 15, 2009. The requirements do not have a material impact on CTS’ consolidated financial statements.  CTS evaluated its September 27, 2009 consolidated financial statements for subsequent events through October 28, 2009, the date the consolidated financial statements were available to be issued.  CTS is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

ASU 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”
In June 2009, the FASB issued ASU 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which replaces FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 162”). FAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with GAAP. It arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once ASU 2009-01 is in effect, all of its content will carry the same level of authority, effectively superseding FAS No. 162. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of ASU 2009-01 do not have a material impact on CTS’ consolidated financial statements.

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

In the third quarter 2009, sales decreased from the same quarter last year, mainly due to the ongoing recessionary environment that continues to negatively affect demand in all the markets that we serve.  However, sales in each successive quarter of 2009 have improved compared to the prior, reflecting a slight recovery from the first quarter 2009.  Similarly, operating earnings have improved each quarter, reflecting improved sales, more diversified sales mix and proactive management of costs.

As discussed in more detail throughout the MD&A:

•
Total sales in the third quarter 2009 of $126.6 million were reported through two segments, EMS and Components and Sensors.  Sales decreased by $43.5 million, or 25.6%, in the third quarter of 2009 from the third quarter of 2008.  Sales in the Components and Sensors segment decreased by 23.0% versus the third quarter of 2008, while sales in the EMS segment decreased by 27.5% compared to the third quarter of 2008.  Sequentially, third quarter 2009 sales increased by $6.1 million, or 5.1% compared to the second quarter 2009.

•
Gross margins, as a percent of sales, were 20.7% and 19.6% in the third quarters of 2009 and 2008, respectively.  Sales in the Components and Sensors segment, which inherently generates a higher gross margin, increased to 44.1% of total company sales in the third quarter of 2009 compared to 42.7% of total sales in the same period of 2008.

•
Selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses were $19.9 million in the third quarter of 2009 compared to $25.3 million in the third quarter of 2008.  This significant reduction reflects our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures companywide.

•	Interest and other expense in 2009 was $0.6 million versus $1.6 million in the same quarter 2008.

•	The income tax expense and rate for the third quarter of 2009 were $1.2 million and 20.8%, respectively.

•
Net income was $4.5 million, or $0.13 per diluted share, in the third quarter of 2009.  This compares with net income of $7.2 million, or $0.21 per diluted share, in the third quarter of 2008, which included a net benefit of $0.05 per share from a tax credit offset by restructuring and related charges.

•
Total debt as a percentage of total capitalization, which is the sum of total debt and shareholders’ equity, improved to 17.0% at the end of the third quarter of 2009, compared with 22.4% at the end of 2008.

•	Working capital decreased $19.4 million in the third quarter of 2009 versus year-end 2008.

•	Net cash provided by operating activities was $34.1 million during the first nine months of 2009, compared to $20.1 million during the first nine months of 2008.

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

In the third quarter of 2009, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Third quarter 2009 and Third quarter 2008

Segment Discussion

Refer to Note G, “Segments”, for a description of the Company’s segments.

The following table highlights the segment results for the three-month periods ending September 27, 2009 and September 28, 2008:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Third quarter 2009
Sales	$55,828	$70,737	$126,565
Segment operating earnings	$4,069	$2,214	$6,283
% of sales	7.3%	3.1%	5.0%

Third quarter 2008
Sales	$72,524	$97,510	$170,034
Segment operating earnings	$5,709	$2,657	$8,366
% of sales	7.9%	2.7%	4.9%

Sales in the Components and Sensors segment decreased $16.7 million, or 23.0% from the third quarter of 2008, primarily attributed to the global recession resulting in decreased automotive product sales of $7.7 million and lower electronic component sales for infrastructure applications of $4.3 million.

The Components and Sensors segment recorded operating earnings of $4.1 million in the third quarter of 2009 versus $5.7 million in the third quarter of 2008.  The unfavorable earnings change resulted from the negative impact of lower sales.  This impact was mitigated, in part, by our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures.

Sales in the EMS segment decreased $26.8 million, or 27.5%, in the third quarter of 2009 versus the third quarter of 2008.  The decrease in sales was primarily attributable to expected end-of-life driven lower sales to Hewlett-Packard and lower communications market sales, partially offset by higher sales in the defense and aerospace and medical markets.

EMS segment operating earnings were $2.2 million in the third quarter of 2009 versus $2.7 million in the third quarter of 2008.  The unfavorable earnings change was primarily due to the negative impact of lower sales, partially offset by favorable product mix and lower operating costs resulting from previously announced restructuring actions.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the three-month periods ended September 27, 2009 and September 28, 2008:

	Three months ended
($ in thousands, except net earnings per share)	September 27, 2009	September 28, 2008	Increase (Decrease)
Net sales	$126,565	$170,034	$(43,469)

Gross margin	$26,185	$33,350	$(7,165)
% of net sales	20.7%	19.6%	1.1%

Selling, general and administrative expenses	$16,494	$20,754	$(4,260)
% of net sales	13.0%	12.2%	0.8%

Research and development expenses	$3,408	$4,509	$(1,101)
% of net sales	2.7%	2.7%	—%

Restructuring charge	$—	$3,202	$(3,202)
% of net sales	—%	1.9%	(1.9)%

Operating earnings	$6,283	$4,885	$1,398
% of net sales	5.0%	2.9%	2.1%

Income tax expense / (benefit)	$1,173	$(3,912)	$5,085

Net earnings	$4,481	$7,215	$(2,734)
% of net sales	3.5%	4.2%	(0.7)%

Net earnings per diluted share	$0.13	$0.21	$(0.08)

Third quarter sales of $126.6 million decreased $43.5 million, or 25.6%, from the third quarter of 2008.  EMS segment sales were lower by $26.8 million primarily from expected end-of-life driven lower sales to Hewlett-Packard and lower industrial market sales, partially offset by higher sales in the defense and aerospace market.  Components and Sensors segment sales decreased $16.7 million from lower automotive product sales and lower electronic component sales for infrastructure applications.

Gross margin as a percent of sales was 20.7% in the third quarter of 2009 compared to 19.6% in the third quarter of 2008 due to favorable segment mix, favorable product mix within the EMS segment and the benefits of previously announced restructuring actions, partially offset by lower absorption of fixed costs on significantly lower sales volumes and lower pension income in the Components and Sensors segment.  Sales in the Components and Sensors segment, which inherently generates a higher gross margin, increased to 44.1% of total company sales in the third quarter of 2009 compared to 42.7% of total sales in the same period of 2008.

SG&A expenses were $16.5 million, or 13.0% of sales, in the third quarter of 2009 versus $20.8 million, or 12.2% of sales, in the third quarter of 2008.  This significant reduction of $4.3 million reflects our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures companywide.

R&D expenses were $3.4 million, or 2.7% of sales in the third quarter of 2009 versus $4.5 million, or 2.7% of sales in the third quarter of 2008.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications and new product development, as well as current product and process enhancements.

Pre-tax restructuring and restructuring-related costs incurred in the three months ended September 28, 2008 were $3.5 million.  No restructuring costs were incurred in the three months ended September 27, 2009.

Operating earnings were $6.3 million in the third quarter of 2009 compared to $4.9 million in the third quarter of 2008.  The increase in operating earnings resulted primarily from lower SG&A, R&D and restructuring costs, mostly offset by lower gross margin dollars on lower sales.

Interest and other expense in 2009 was $0.6 million versus $1.6 million in the same quarter 2008.  The favorable change resulted from a decrease in interest expense of $1.3 million primarily due to lower outstanding debt.

The effective tax rate for the third quarter of 2009 was 20.8%.  Income tax expense in the amount of $1.2 million was recorded during the third quarter of 2009.  In the third quarter of 2008, we recorded an income tax benefit of $3.9 million which included a discrete period tax benefit of approximately $3.9 million related to the release of a valuation allowance in a non-U.S. jurisdiction.

Net income was $4.5 million, or $0.13 per diluted share, in the third quarter of 2009.  This compares with net income of $7.2 million, or $0.21 per diluted share, in the third quarter of 2008.

Comparison of First Nine Months 2009 and First Nine Months 2008

Segment Discussion

The following table highlights the segment results for the nine-month periods ending September 27, 2009 and September 28, 2008:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Nine Months 2009
Sales	$147,728	$217,366	$365,094
Segment operating earnings	$2,749	$6,559	$9,308
% of sales	1.9%	3.0%	2.5%

First Nine Months 2008
Sales	$234,406	$294,474	$528,880
Segment operating earnings	$22,696	$8,371	$31,067
% of sales	9.7%	2.8%	5.9%

Sales in the Components and Sensors segment decreased $86.7 million, or 37.0% from the first nine months of 2008, primarily attributed to decreased automotive product sales of $54.1 million.

The Components and Sensors segment recorded operating earnings of $2.7 million in the first nine months of 2009 versus earnings of $22.7 million in the first nine months of 2008.  The unfavorable earnings change resulted from the negative impact of lower sales.  This impact was mitigated in part by our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures.

Sales in the EMS segment decreased $77.1 million, or 26.2%, in the first nine months of 2009 versus the first nine months of 2008.  The decrease in sales was primarily attributable to expected end-of-life driven lower sales to Hewlett-Packard and lower communications market sales, partially offset by higher sales in the defense and aerospace market.

EMS segment operating earnings were $6.6 million in the first nine months of 2009 versus $8.4 million in the first nine months of 2008.  The unfavorable earnings change was primarily due to the negative impact of lower sales, partially offset by favorable product mix and lower operating costs resulting from previously announced restructuring actions.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the nine-month periods ended September 27, 2009 and September 28, 2008:

	Nine months ended
($ in thousands, except net earnings per share)	September 27, 2009	September 28, 2008	Increase (Decrease)
Net sales	$365,094	$528,880	$(163,786)

Gross margin	$67,892	$107,327	$(39,435)
% of net sales	18.6%	20.3%	(1.7)%

Selling, general and administrative expenses	$48,357	$63,236	$(14,879)
% of net sales	13.2%	12.0%	1.2%

Research and development expenses	$10,227	$13,576	$(3,349)
% of net sales	2.8%	2.6%	0.2%

Restructuring charge	$2,243	$3,465	$(1,222)
% of net sales	0.6%	0.7%	(0.1)%

Goodwill impairment	$33,153	$—	$33,153
% of net sales	9.1%	—%	9.1%

Operating (loss)/earnings	$(26,088)	$27,050	$(53,138)
% of net sales	(7.1)%	5.1%	(12.2)%

Income tax expense	$9,872	$266	$9,606

Net (loss)/earnings	$(38,193)	$23,080	$(61,273)
% of net sales	(10.5)%	4.4%	(14.9)%

Net (loss)/earnings per diluted share	$(1.13)	$0.65	$(1.78)

First nine months of 2009 sales of $365.1 million decreased $163.8 million, or 31.0%, from the first nine months of 2008.  Components and Sensors segment sales were lower by $86.7 million, primarily in the automotive market.  EMS segment sales decreased $77.1 million from expected end-of-life driven lower sales to Hewlett-Packard and lower communications market sales, partially offset by higher sales in the defense and aerospace market.

Gross margin as a percent of sales was 18.6% in the first nine months of 2009 compared to 20.3% in the first nine months of 2008 due to lower absorption of fixed costs on significantly lower sales volumes, lower pension income in the Components and Sensors segment and unfavorable segment sales mix, partially offset by the benefits of previously announced restructuring actions.  Sales in the Components and Sensors segment, which inherently generates a higher gross margin, decreased to 40.5% of total company sales in the first nine months of 2009 compared to 44.3% of total sales in the same period of 2008.

SG&A expenses were $48.4 million, or 13.2% of sales, in the first nine months of 2009 versus $63.2 million, or 12.0% of sales, in the first nine months of 2008.  This significant reduction of $14.8 million reflects our proactive management of costs, including the benefits of previously announced restructuring actions and aggressive cost-cutting measures companywide.

R&D expenses were $10.2 million, or 2.8% of sales, in the first nine months of 2009 versus $13.6 million, or 2.6% of sales, in the first nine months of 2008.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications and new product development, as well as current product and process enhancements.

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

The first nine months of 2009 included approximately $2.2 million of restructuring costs associated with restructuring actions announced in March 2009.  Comparatively, first nine months of 2008 operating earnings included approximately $3.5 million of restructuring and restructuring-related costs associated with the realignment of operations announced in November 2007.  Refer to Note I, “Restructuring”, for further discussion on restructuring and realignment actions.

Operating loss was $26.1 million in the first nine months of 2009 compared to operating earnings of $27.1 million in the first nine months of 2008.

Interest and other expense in the first nine months of 2009 was $2.2 million versus $3.7 million in the same period of 2008.  The lower expense resulted primarily from $3.4 million lower interest expense, partially offset by higher foreign currency exchange losses of approximately $1.0 million in 2009.  The decrease in net interest expense was primarily due to lower outstanding debt.

The effective tax rate for the first nine months of 2009 was (34.9) %.  Income tax expense in the amount of $9.9 million was recorded during the first nine months of 2009.  This included a discrete period tax expense of $9.1 million related to cash repatriation and a discrete period tax benefit of $0.2 million related to goodwill impairment.  Of this $9.1 million, approximately $8.6 million is a non-cash expense.  Comparatively, in the first nine months of 2008 we recorded income tax expense of $0.3 million which included a discrete period tax benefit of approximately $3.9 million related to the release of a valuation allowance in a non-U.S. jurisdiction.

Net loss was $38.2 million, or $1.13 per diluted share, in the first nine months of 2009 compared with net earnings of $23.1 million, or $0.65 per diluted share, in the first nine months of 2008.

Outlook

Based on the year-to-date performance and expecting gradual improvements, primarily driven by automotive volumes, management anticipates full-year 2009 adjusted diluted earnings per share in the range of $0.27-$0.31.

Projected Full Year GAAP Earnings per Share

The following table reconciles projected GAAP (loss) per share to adjusted projected earnings per share for the Company:
Year Ended December 31, 2009
Projected full year GAAP (loss) per share	$(1.02) – (0.98)
Tax affected adjustments to projected GAAP loss per share:
Tax expense associated with our cash repatriation	0.27
Restructuring charge	0.05
Goodwill impairment	0.97
Adjusted full year projected earnings per share	$0.27 – 0.31

Adjusted earnings per share is a non-GAAP financial measure.  The most directly comparable GAAP financial measure is diluted earnings / (loss) per share.  CTS calculates adjusted earnings per share to exclude the per share impact of tax expense associated with our cash repatriation and restructuring and goodwill impairment charges.  We exclude the impact of these items because they are discrete events which have a significant impact on comparable GAAP financial measures and could distort an evaluation of our normal operating performance.  CTS uses adjusted earnings per share measures to evaluate overall performance, establish plans and perform strategic analysis.  Using adjusted earnings per share measures avoid distortion in the evaluation of operating results by eliminating the impact of events which are not related to normal operating performance.  Because adjusted earnings per share measures are based on the exclusion of specific items, they may not be comparable to measures used by other companies which have similar titles. CTS' management compensates for this limitation when performing peer comparisons by evaluating both GAAP and non-GAAP financial measures reported by peer companies.  CTS believes that adjusted earnings per share measures are useful to its management, investors and stakeholders in that they:

•	provide a truer measure of CTS' operating performance,
•	reflect the results used by management in making decisions about the business, and
•	help review and project CTS' performance over time.

We recommend that investors consider both actual and adjusted earnings per share measures in evaluating the performance of CTS with peer companies.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $40.3 million at September 27, 2009 compared to $44.6 million at December 31, 2008.  Total debt at September 27, 2009 was $49.5 million, compared to $80.0 million at the end of 2008.  Both cash and debt decreased primarily due to paying off the remaining aggregate principal amount of senior subordinated debentures in May 2009.  Total debt as a percentage of total capitalization was 17.0% at the end of the third quarter of 2009, compared with 22.4% at the end of 2008.  Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital decreased $19.4 million in the third quarter of 2009 versus year-end 2008, primarily due to decreases in accounts receivable of $18.2 million and inventory of $10.4 million, partially offset by decreased accounts payable of $9.1 million, all resulting from managing to relatively lower business activity during the first nine months of the year.

Cash Flow

Operating Activities

Net cash provided by operating activities was $34.1 million during the first nine months of 2009.  Components of net cash provided by operating activities include a net loss of $38.2 million, restructuring and asset impairment charges of $35.4 million, depreciation and amortization expense of $14.9 million and net changes in assets and liabilities of $13.7 million, partially offset by an increase in prepaid pension asset of $5.9 million.  The changes in assets and liabilities were primarily due to decreased accounts receivable of $20.0 million and decreased inventories of $11.0 million, partially offset by decreased accounts payable and accrued liabilities of $18.9 million.

Net cash provided by operating activities was $20.1 million for the first nine months of 2008.  Components of net cash provided by operating activities include net earnings of $23.1 million and depreciation and amortization expense of $18.5 million, partially offset by an increase in prepaid pension asset of $7.6 million and net changes in assets and liabilities of $17.2 million.  The changes in assets and liabilities were due to decreased accounts payable and accrued liabilities of $13.8 million, increased inventories of $5.5 million and decreased accounts receivable of $1.0 million.

Investing Activities

Net cash used in investing activities was $3.4 million for the first nine months of 2009, for capital expenditures of $4.7 million, partially offset by proceeds of $1.1 million received from the sale of an idle facility.

Net cash used in investing activities was $34.6 million for the first nine months of 2008, primarily to complete acquisitions and for capital expenditures.

Financing Activities

Net cash used by financing activities for the first nine months of 2009 was $35.0 million, primarily from paying off the remaining aggregate principal amount of senior subordinated debentures in May 2009.

Net cash provided by financing activities for the first nine months of 2008 was $17.1 million, consisting primarily of a net increase in debt of $27.1 million, offset by $7.0 million for purchase of CTS common stock and $3.1 million in dividend payments.

Capital Resources

Refer to Note E, “Debt”, for further discussion.

On June 27, 2006, we entered into a $100.0 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $49.5 million and $48.0 million outstanding under the revolving credit agreement at September 27, 2009 and December 31, 2008, respectively.  At September 27, 2009, we had $50.5 million available under this agreement.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and our quarterly total leverage ratio.  We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.20 percent per annum at September 27, 2009.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  We were in compliance with all debt covenants at September 27, 2009.  The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end.  Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments.  The revolving credit agreement expires in June 2011.

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

In May 2008, the FASB issued ASC 470-20, “Debt with Conversion and Other Options”, that required issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods.  This accounting change must be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of January 1, 2009. We adopted these provisions in relation to our 2.125% subordinated debentures effective January 1, 2009.

The principal amount of the liability component at December 31, 2008 was $32.5 million and the unamortized discounts were approximately $0.5 million.  The amounts related to the equity component, net of equity issue costs and deferred tax, at September 27, 2009 and December 31, 2008 were approximately $7.0 million.

The amount of interest recognized for the nine-month periods ended September 27, 2009 and September 28, 2008 was approximately $0.7 million and $3.0 million, respectively.  The $0.7 million of interest expense recognized in the first nine months of 2009 comprised of approximately $0.5 million of interest expense due to the amortization of the discount on the debt and $0.2 million of interest expense due to the contractual interest coupon.  The $3.0 million of interest expense recognized in the first nine months of 2008 comprised of approximately $2.0 million of interest expense due to the amortization of the discount on the debt and $1.0 million of interest expense due to the contractual interest coupon.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of CTS common stock in the open market at a maximum price of $13 per share.  Since May 2008, we have repurchased 22,500 shares at a total cost of $0.2 million.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.

Recent Accounting Pronouncements

ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”
In April 2008, the FASB issued ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  These provisions apply to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  Furthermore, these provisions remove the provision that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, these provisions require that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  We adopted these provisions beginning January 1, 2009.  These provisions do not have a material impact on our consolidated financial statements.

ASC 470-20, “Debt with Conversion and Other Options”
In May 2008, the FASB issued ASC 470-20, “Debt with Conversion and Other Options”, that requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  These provisions should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date.  We adopted these provisions beginning January 1, 2009.  These provisions did not have a material impact on our consolidated financial statements.  Refer to Note E, “Debt”, for the effect of these provisions.

ASC 715-20-5-1 “Compensation – Retirement Benefits”
 In December 2008, the FASB issued ASC 715-20-5-1, “Compensation – Retirement Benefits”, ("ASC 715-20-5-1") which expands the disclosures required by employers for postretirement plan assets.  ASC 715-20-5-1 requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, this FSP requires new disclosures similar to those in FAS No. 157, “Fair Value Measurements”, in terms of the three-level fair value hierarchy, including a reconciliation of the beginning and ending balances of plan assets that fall within Level 3 of the hierarchy. ASC 715-20-5-1 is effective for periods ending after December 15, 2009.

ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”
In April 2009, the FASB issued ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”, which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805, “Business Combinations”.  These provisions require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated.  These provisions are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We do not expect these to have a material impact on our financial statements.

ASC 825-10-65, “Financial Instruments – Transition and Open effective Date Information”
In April 2009, the FASB issued ASC 825-10-65, “Financial Instruments – Transition and Open effective Date Information”, that requires fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements.  The provisions also require these disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  These provisions did not have a material impact on our financial statements.

ASC 855, “Subsequent Events”
In May 2009, the FASB issued ASC 855, “Subsequent Events”.  The objective of these provisions are to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The provisions discuss two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date.  An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The requirements are effective for interim and annual financial periods ending after June 15, 2009. The requirements do not have a material impact on our consolidated financial statements.  We evaluated our September 27, 2009 consolidated financial statements for subsequent events through October 28, 2009, the date the consolidated financial statements were available to be issued.  We are not aware of any subsequent events which would require recognition or disclosure in our consolidated financial statements.

ASU 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”
In June 2009, the FASB issued ASU 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which replaces FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 162”). FAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with GAAP. It arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once ASU 2009-01 is in effect, all of its content will carry the same level of authority, effectively superseding FAS No. 162. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of ASU 2009-01 do not have a material impact on CTS’ consolidated financial statements.

*****

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact.  Forward-looking statements are based on management’s expectations, certain assumptions and currently available information.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements.  For more detailed information on the risks and uncertainties associated with our business, see our reports filed with the SEC.  Examples of factors that may affect future operating results and financial condition include, but are not limited to: rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2008.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2009, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired business, as described further below.

In January 2008, we acquired Tusonix, Inc., which has facilities in Tucson, Arizona and Nogales, Mexico.  Each facility reports financial results that are included in this report for the quarter ended September 27, 2009.   Management has not made an assessment of the Tusonix business’ internal control over financial reporting since the date of acquisition.  The Tusonix business’ assets and liabilities acquired were $14.8 million and $2.3 million, respectively and the sales included in CTS’ 2008 financial statements were approximately $14.0 million. The Tusonix business was not included in our evaluation of the effectiveness of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 27, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no significant changes in the Company’s risk factors since December 31, 2008.

Item 6.   Exhibits

10(a)	Executive Severance Policy.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Secretary and General Counsel	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: October 28, 2009	Dated: October 28, 2009