Form 10-K
period 2009-12-31
CTS CORP
filed 2010-02-23
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2009

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
Yes  ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 26, 2009, was approximately $186 million. There were 33,968,081 shares of common stock, without par value, outstanding on February 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2009 Annual Report to Shareholders are incorporated herein by reference in Parts I and II.

(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about
May 26, 2010 are incorporated by reference in Part III.

PART I
Item 1.	Business

CTS Corporation (“CTS”, “we”, “our”, “us” or “the Company”) is a global manufacturer of electronic components and sensors and a supplier of electronics manufacturing services. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. Our principal executive offices are located in Elkhart, Indiana.

We design, manufacture, assemble, and sell a broad line of electronic components and sensors and provide electronics manufacturing services primarily to original equipment manufacturers (“OEMs”) for the automotive, defense and aerospace, communications, medical, industrial, and computer markets. We operate manufacturing facilities located throughout North America, Asia, and Europe and serve major markets globally. Sales and marketing are accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.

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

Products from the EMS segment are principally sold in the communications, defense and aerospace, medical, industrial, and computer OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls, and networking. Products from the Components and Sensors segment are principally sold in the automotive and communications OEM markets. Other smaller markets include defense and aerospace, medical, and computer.

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

The following tables provide a breakdown of net sales by segment and market as a percent of consolidated net sales:

	EMS			Components & Sensors			Total
(As a % of consolidated net sales)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Markets
Automotive	—%	—%	—%	27%	25%	26%	27%	25%	26%
Communications	14%	16%	14%	7%	7%	5%	21%	23%	19%
Computer	5%	12%	19%	1%	2%	1%	6%	14%	20%
Medical	8%	6%	5%	1%	1%	1%	9%	7%	6%
Industrial	10%	12%	14%	—%	—%	—%	10%	12%	14%
Defense and Aerospace	20%	11%	7%	2%	1%	1%	22%	12%	8%
Other	—%	1%	—%	5%	6%	7%	5%	7%	7%
% of consolidated net sales	57%	58%	59%	43%	42%	41%	100%	100%	100%

Net sales to external customers, segment operating earnings, total assets by segment, net sales by geographic area, and long-lived assets by geographic area are contained in Note L, “Segments”, appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2), which is incorporated herein by reference.

General market conditions in the global automotive, communications, defense and aerospace, medical, industrial, and computer markets and in the overall economy affect our business. Any adverse occurrence that results in a significant decline in the volume of sales in the related industries, or in an overall downturn in the business and operations of our customers in these industries, could have a material adverse effect on our business, financial condition, and results of operations.

The following table identifies major products by their segment and markets. Many products are sold in several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Medical Market	Industrial Market	Defense and Aerospace Market	Other Markets
EMS:
Integrated Interconnect Systems and Backpanels, including Final Assembly and Test		•	•	•	•	•	•
Complex Printed Circuit Board Assemblies		•	•	•	•	•	•
Components and Sensors:
Ceramic Filters and Duplexers	•	•				•	•
Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules		•	•	•	•	•	•
Sensors and Actuators	•						•
Resistor Networks		•	•		•		•
DIP Switches and Potentiometers		•	•		•		•
Piezoelectric and Piezoceramics Products			•	•	•	•	•
Electromagnetic Interference and Radio Frequency Interference Filters		•			•	•

MARKETING AND DISTRIBUTION

Sales and marketing to OEMs, for both segments, is accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.  We maintain sales offices in China, Japan, Scotland, Singapore, Taiwan, and the United States. Approximately 80% of 2009 net sales were attributable to coverage by our sales engineers.

Our sales engineers generally service the largest customers with application specific products. The engineers work closely with major customers in designing and developing products to meet specific customer requirements.

We utilize the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by our sales engineers for both of our segments. Independent manufacturers’ representatives receive commissions from CTS. During 2009, approximately 17% of net sales was attributable to coverage by independent manufacturers’ representatives. We also use independent distributors in our Components and Sensors segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2009, independent distributors accounted for approximately 3% of net sales.

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

These raw materials are purchased from several vendors, and, except for certain semiconductors, rare earth materials, and conductive inks, we do not believe we are dependent upon one or a limited number of vendors. Although we purchase all of our semiconductors, rare earth materials, and conductive inks from a limited number of vendors, alternative sources are available. In 2009, substantially all of these materials were available in adequate quantities to meet our production demands.

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

PATENTS, TRADEMARKS, AND LICENSES

We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products which we have designed and manufactured, as well as processes and equipment used in our manufacturing technology.  We were issued nine new U.S. patents and 12 non-U.S. counterpart patents in 2009 and currently hold in excess of 209 U.S. patents and 123 non-U.S. counterpart patents.  Patents have a greater impact on the Components and Sensors segment than on the EMS segment, which does not rely significantly on any patent.  We have 11 registered U.S. trademarks and 16 foreign counterparts.  We do not believe that our success is materially dependent on the existence or duration of any patent, group of patents, or trademarks.

We have licensed the right to use several of our patents to both U.S. and non-U.S. companies. In 2009, license and royalty income was less than 1% of net sales. We believe our success is not materially dependent upon any licensing arrangement where we are either the licensor or licensee.

MAJOR CUSTOMERS

Our 15 largest customers represented 51%, 53%, and 59% of net sales in 2009, 2008, and 2007, respectively. Sales to Hewlett-Packard Company amounted to less than 10% of net sales in 2009, 11% of net sales in 2008, and 17% of net sales in 2007.

EMS segment revenues from Hewlett-Packard Company represented less than 10% of the segment’s sales in 2009, $76.8 million or 19% and $117.2 million or 29%, of the segment’s sales in 2008, and 2007, respectively.

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

The following table shows order backlog by segment and in total as of January 31, 2010, and January 25, 2009.

($ in millions)	January 31, 2010	January 25, 2009
EMS	$49.9	$52.3
Components and Sensors	38.4	27.7
Total	$88.3	$80.0

Order backlog as of January 31, 2010 will generally be filled during the 2010 fiscal year.

COMPETITION

In the EMS segment, we compete with a number of well-established U.S. and non-U.S. manufacturers on the basis of process capability, price, technology, quality, reliability, and delivery in the markets in which we participate. Some of our competitors have greater manufacturing and financial resources than CTS.  However, we do not generally pursue extremely high volume or highly price-sensitive business, as some of our larger competitors do.

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

We believe we compete most successfully in custom products manufactured to meet specific applications of major OEMs and with EMS products oriented toward high mix and low-to-medium volume outsourcing needs of OEMs.

NON-U.S. REVENUES

In 2009, 45% of net sales to external customers originated from non-U.S. operations compared to 53% in 2008 and 61% in 2007.  At December 31, 2009, approximately 41% of total assets were located at non-U.S. operations.  At December 31, 2008 and 2007, approximately 40% of total assets were located at non-U.S. operations.  A substantial portion of these assets, other than cash and cash equivalents, cannot readily be liquidated.  We believe the business risks to our non-U.S. operations, though substantial, are normal risks for non-U.S. businesses.  These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. Our non-U.S. manufacturing facilities are located in Canada, China, Czech Republic, Mexico, Scotland, Singapore, Taiwan, and Thailand.

Net sales to external customers originating from non-U.S. operations for the EMS segment were $60.8 million in 2009, compared to $144.5 million in 2008, and $201.0 million in 2007.  Net sales to external customers originating from non-U.S. operations for the Components and Sensors segment were $163.8 million in 2009 compared to $233.8 million in 2008, and $215.0 million in 2007.  Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales by geographic area and long-lived assets by geographic area, is contained in Note L, “Segments”, appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2), which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2009, we spent $14.2 million for research and development.  We spent $18.3 million for research and development in 2008 and $15.9 million in 2007.  Ongoing research and development investment continues in the Components and Sensors segment.  Our research and development activities are primarily focused on expanded applications and new product development, as well as current product and process enhancements.  Research and development expenditures in the EMS segment are typically very low.

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

EMPLOYEES

We employed 4,316 people at December 31, 2009, with 71% of these people located outside the United States. Approximately 143 employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2009. One agreement, which covers 109 employees, is scheduled to expire in 2015 and the other, which covers 34 employees, is scheduled to expire in 2013. We employed 5,044 people at December 31, 2008.

ADDITIONAL INFORMATION

We are incorporated in the State of Indiana. Our principal corporate office is located at 905 West Boulevard North, Elkhart, Indiana 46514.

Our Internet address is http://www.ctscorp.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information contained on or accessible through our Internet website is not part of this or any other report we file or furnish to the SEC, other than the documents that we file with the SEC that are incorporated by reference herein.

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

Continuing global economic uncertainty and a guarded credit market may affect our results of operations and our ability to obtain capital.

The global economy remains in an unstable condition.  Markets have experienced continued volatility and future business conditions remain uncertain. Similarly, CTS has experienced stock price volatility.  In addition, many of our customers, particularly those served by our Components and Sensors segment, continue to experience a volatile demand for their products. As a result, demand for our products remains depressed with some customers delaying delivery dates into the future. Credit difficulties and economic contraction continues to affect our automotive customers, some of whom required government funding and became insolvent. If the overall economy and credit markets continue to be severely constrained and demand for our products does not rebound, our business, financial condition and operating earnings may be materially and adversely affected.

In the event we need capital in excess of amounts available under the limits of our existing credit facility, that credit may be unreasonably expensive due to the current state of the markets. The unavailability of reasonably priced credit may affect our ability to make strategic acquisitions, finance operations, or otherwise operate our business. Further, restrictive or cautious credit markets may require us to employ other means to raise capital, such as the issuance of debt or the sale of equity.

Losses in the stock market could negatively impact pension asset returns and ultimately cash flow due to possible required contributions in the future.

We make a number of assumptions relating to our pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be significantly different, then we may need to record additional expense relating to the pension plans, which could have a material effect on our results of operations and could require cash contributions to fund future pension expense payments.

Because we currently derive a significant portion of our revenues from a small number of customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on a small number of customers for a large portion of our business, and changes in the level of our customers’ orders have, in the past, had a significant impact on our results of operations. Our 15 largest customers represent a substantial portion of our sales: approximately 51% of net sales in 2009; 53% of net sales in 2008; and 59% of net sales in 2007. Our largest customer represented less than 10% of our net sales in 2009. If a major customer significantly cancels, delays or reduces the amount of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Such an adverse effect would likely be material if one of our largest customers significantly reduces its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could be materially adversely affected.

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

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater manufacturing and financial resources, and in some cases have more geographically diversified international operations, than we do. Our competitors, such as Benchmark Electronics, Inc., and Sanmina-SCI Corporation, include both large global EMS providers and smaller EMS companies that often have a regional, product, service or industry specific focus. We also face competition from the manufacturing operations of our current and future OEM customers, which may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers. In addition, we could face competition in the future from other large global EMS providers, such as Celestica, Inc., Flextronics International Ltd. and Jabil Circuit, Inc., which currently provide services to some of our largest customers for different products, as well as competition from smaller EMS companies such as Plexus Corp. and LaBarge, Inc. We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with significant offshore facilities located where labor and other costs are lower. Competition may intensify further if more companies enter the markets in which we operate. Our failure to compete effectively could materially adversely affect our business, financial condition and operating results.

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

Our customers have canceled, and may in the future cancel, their orders or change production quantities or locations or delay production.

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

We sell products to customers in cyclical industries that are subject to significant downturns that could materially adversely affect our business, financial condition and operating results.

We sell products to customers in cyclical industries that have experienced economic and industry downturns. These markets for our electronic components and sensors and EMS products have softened in the past and may again soften in the future. We may face reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors that could adversely affect our results of operations in the near term. We cannot predict whether we will achieve profitability in future periods.

Because we derive a substantial portion of our revenues from customers in the automotive, defense and aerospace, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Net sales to the automotive, defense and aerospace, computer and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. Also, the automotive industry is generally highly unionized and some of our customers have, in the past, experienced labor disruptions. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. These concerns are particularly heightened during the current economic crisis.  Consumer demand for automobiles has weakened substantially.  Further, some of our automotive customers have required government bailouts and/or have filed for bankruptcy reorganization.  It is unclear whether some automotive manufacturers will be able to sustain their ability to continue in business over the longer term.  The failure of one or more automotive manufacturers may result in the failure to receive payment in full for products sold and an abrupt cancellation in demand for certain products.  It is unknown when credit markets may return to normalcy, and consumer demand for automobiles and other products will rebound.  Continued weakness in auto demand, the insolvency of automobile manufacturers or their suppliers, and continuing constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. As we more deeply penetrate the automotive and medical device manufacturing market, the risk of exposure to products liability litigation increases.  We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability; however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

Toyota’s voluntary recall of CTS-manufactured accelerator pedals and associated events may potentially lead to claims against CTS and loss of business.

We manufacture accelerator pedal assemblies for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”).  We have supplied accelerator pedal assemblies to Toyota since the 2005 model year. Sales to Toyota have accounted for approximately 3.2%, 2.5% and 1.9% of our annual revenue for the years ended December 31, 2009, 2008 and 2007, respectively.  We manufacture all pedal assemblies to specifications approved by the customer, including Toyota.

In January 2010, Toyota issued a voluntary recall for approximately 2.3 million vehicles in North America and up to 1.8 million vehicles in Europe containing CTS-manufactured accelerator pedal assemblies.  In addition, Toyota temporarily halted production and sale of eight vehicle models using these pedal assembly designs.  The recall was issued due to what Toyota described as “a rare set of conditions which may cause the accelerator pedal to become harder to depress, slower to return or, in the worst case, stuck in a partially depressed position.”  Shortly after issuing the voluntary recall, Toyota requested that we manufacture all pedal assemblies to a design different than those involved in the recall.

No accidents, injuries, or deaths have been proven directly or proximately to result from slow returning or sticking CTS-manufactured pedals.  We are aware that we have been named as a defendant in lawsuits filed in the United States and Canada stemming from allegations of problems with Toyota vehicles, and additional lawsuits may follow.  We are responding to an inquiry from the National Highway Traffic Safety Administration (“NHTSA”) regarding CTS-manufactured Toyota pedal assemblies, with which we are fully cooperating. One United States Attorney and the Securities and Exchange Commission have issued subpoenas to us regarding the facts and circumstances surrounding the Toyota voluntary pedal recall.

While Toyota has repeatedly acknowledged that CTS designs products to Toyota’s specifications and the recall is Toyota’s responsibility, and Toyota has agreed to indemnify us in connection with certain third-party claims and actions, we cannot assure you that Toyota will not seek to recover a portion of their recall-related costs from us, and the insurance we carry may not be sufficient to cover all such costs.  NHTSA or other governmental authorities may attempt to impose fines and penalties upon us and Toyota or other automobile manufactures may reduce their purchase of CTS pedals and other automotive products.  Accordingly, our results of operations, cash flow and financial position could be adversely affected.

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

We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations are: changes in demand for our products; our effectiveness in managing manufacturing processes, costs and timing of our component purchases so that components are available when needed for production, while mitigating the risks of purchasing inventory in excess of immediate production needs; the degree to which we are able to utilize our available manufacturing capacity; changes in the cost and availability of components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; general economic and served industry conditions; and local conditions and events that may affect our production volumes, such as labor conditions and political instability.

In addition, due to the significant differences in the operating income margins in our two reporting segments, the mix of sales between our Components and Sensors segment and our EMS segment affects our operating results from period to period.

We face risks relating to our international operations.

Because we have significant international operations, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may materially adversely affect us, including: political and economic instability in countries in which our products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes we pay; high levels of inflation or deflation; greater difficulty in collecting accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; and communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage compared to some of our foreign competitors.

In addition, we could be adversely affected by violations of the Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws.  The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.  Our Code of Ethics mandates compliance with these anti-bribery laws.  We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents.  If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

In March 2009, we initiated certain restructuring actions to transfer and consolidate certain operations to further improve our cost structure.  These actions resulted in the elimination of approximately 268 positions and the write-off of certain long-lived assets during the first quarter of 2009.  These actions were substantially complete in March 2009, with all expected charges recorded.

We may incur restructuring and impairment charges in the future if circumstances warrant. If we restructure our operations in the future and are unsuccessful in implementing restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may materially adversely affect our business, financial condition and operating results.

We may explore acquisitions that complement or expand our business as well as divestitures of various business operations. We may not be able to complete these transactions, and these transactions, if executed, may pose significant risks and may materially adversely affect our business, financial condition and operating results.

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

As of December 31, 2009, our debt balance was $50.4 million, consisting of borrowings under our revolving credit facility. The level of our indebtedness could, among other things: increase our vulnerability to general economic and industry conditions, including recessions; require us to use cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; place us at a competitive disadvantage compared to competitors that have less indebtedness; or limit our ability to borrow additional funds that may be needed to operate and expand our business.

Our credit facility contains provisions that could materially restrict our business.

Our credit facility contains a number of significant covenants that, among other things, limit our ability to: dispose of assets; incur certain additional debt; or repay other debt; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; make capital expenditures; and engage in certain transactions with our subsidiaries and affiliates. Under our credit facility, we are required to meet certain financial ratios.

The restrictions contained in our credit facility could limit our ability to plan for or react to market conditions or meet capital needs or could otherwise restrict our activities or business plans. These restrictions could adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that could be in our interests.

Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants or restrictions, it could result in an event of default under our credit facility, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit facility. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

As of February 19, 2010, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased	Segment
Albuquerque, New Mexico	91,000	Leased	Components and Sensors
Ayutthya, Thailand	40,000	Owned (1)	EMS
Elkhart, Indiana	319,000	Owned	Components and Sensors
Glasgow, Scotland	75,000	Owned	Components and Sensors and EMS
Glasgow, Scotland	37,000	Leased	Components and Sensors and EMS
Kaohsiung, Taiwan	133,000	Owned (2)	Components and Sensors
Londonderry, New Hampshire	73,000	Leased	EMS
Matamoros, Mexico	51,000	Owned	Components and Sensors and EMS
Moorpark, California	115,500	Leased	EMS
Nogales, Mexico	67,000	Leased	Components and Sensors
Ostrava, Czech Republic	60,000	Leased	Components and Sensors
San Jose, California	78,800	Leased	EMS
Singapore	159,000	Owned (3)	Components and Sensors and EMS
Streetsville, Ontario, Canada	112,000	Owned	Components and Sensors
Tianjin, China	225,000	Owned (4)	Components and Sensors and EMS
Tucson, Arizona	48,000	Owned	Components and Sensors
Zhongshan, China	72,400	Leased	Components and Sensors
Total manufacturing	1,756,700

______________________
(1)	The land and building are collateral for a credit facility.
(2)	Ground lease through 2017; restrictions on use and transfer apply.
(3)	Ground lease through 2039; restrictions on use and transfer apply.
(4)	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/ Leased	Description	Segment
Berne, Indiana	249,000	Owned	Leased to tenant	Components and Sensors
Bloomingdale, Illinois	110,000	Leased	Administrative offices and research	Components and Sensors and EMS
Brownsville, Texas	85,000	Owned	Idle facility	Components and Sensors
Burbank, California	9,200	Owned	Idle facility	Components and Sensors
Burbank, California	2,900	Leased	Idle facility	Components and Sensors
Elkhart, Indiana	93,000	Owned	Administrative offices and research	Components and Sensors and EMS
Haryana, India	2,500	Leased	Sales office	Components and Sensors
Nagoya, Japan	800	Leased	Sales office	Components and Sensors
Poway, California	45,000	Leased	Sublet to tenant	EMS
Sandwich, Illinois	94,000	Owned	Idle facility	Components and Sensors
Shanghai, China	1,200	Leased	Sales office	Components and Sensors
Auburn Hills, Michigan	1,600	Leased	Sales office	Components and Sensors
Taipei, Taiwan	1,400	Leased	Sales office	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales office	Components and Sensors
Total non-manufacturing	697,000

We regularly assess the adequacy of our manufacturing facilities for manufacturing capacity, available labor, and proximity to our markets and major customers. Management believes our manufacturing facilities are suitable and adequate, and have sufficient capacity to meet our current needs. The extent of utilization varies from plant to plant and with general economic conditions. We also review the operating costs of our facilities and may from time-to-time relocate or move a portion of our manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow.

Item 3.	Legal Proceedings

Certain process in the manufacture of our current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations.  We have been notified by the U.S. Environmental Protection Agency, state environmental agencies, and in some cases, generator groups, that we are or may be a potentially responsible party regarding hazardous waste remediation at several non-CTS sites.  In addition to these non-CTS sites, we have an ongoing practice of providing reserves for probable remediation activities at certain of our manufacturing locations and for claims and proceedings against us with respect to other environmental matters.  In the opinion of management, based upon all present available information relating to all such matters, either adequate provisions for probable costs has been made, or the ultimate costs resulting will not materially affect our consolidated financial position, results of operations, or cash flows.

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

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”).  In January 2010, Toyota initiated a recall of approximately 2.3 million vehicles in North America and up to 1.8 million vehicles in Europe containing pedals manufactured by CTS.  The pedal recall and associated events have led to us being named as a co-defendant with Toyota in certain litigation.  Management believes that with respect to CTS-manufactured components, all claims are without merit and will be vigorously defended.

In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles.

On February 1, 2010, we were named as a co-defendant in a wrongful death product liability suit (Harris v. Toyota, et al.), brought in the District Court of Harris County, Texas.  The complaint seeks $100 million as compensation and $100 million in punitive damages based on allegations a Toyota Corolla equipped with CTS-manufactured components was defective, causing sudden uncontrollable acceleration.  Management believes, with respect to the CTS-manufactured components, the claim is without merit.  Toyota will defend, indemnify, and hold us harmless in accordance with the terms of the indemnification agreement noted above.

On February 6, 2010, we were named as a co-defendant in a product liability class action suit (Iglesias v. Toyota, et al.),  brought in the United States District Court, Southern District of New York.  The complaint seeks an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Toyota motor vehicles, are in some way defective.  Management also believes that this suit, with respect to CTS-manufactured components, is without merit.  Toyota will defend, indemnify, and hold us harmless in accordance with the terms of the indemnification agreement noted above.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2009, no matter was submitted to a vote of our security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

CTS common stock is listed on the New York Stock Exchange under the symbol “CTS.” On February 19, 2010, there were approximately 1,525 common shareholders of record.

Our current practice is to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.

Per Share Data
(Unaudited)

				Net Earnings/(Loss)
	High (1)	Low (1)	Dividends Declared	Basic	Diluted
2009
4th quarter	$10.38	$7.50	$0.03	$0.12	$0.12
3rd quarter	10.62	6.11	0.03	0.13	0.13
2nd quarter	7.00	3.50	0.03	(0.21)	(0.21)
1st quarter	6.47	2.11	0.03	(1.06)	(1.06)

2008
4th quarter	$12.69	$3.99	$0.03	$0.15	$0.15
3rd quarter	13.99	9.93	0.03	0.21	0.21
2nd quarter	11.73	8.53	0.03	0.28	0.27
1st quarter	11.01	8.86	0.03	0.19	0.18

________________________
(1)	The market prices of CTS common stock presented reflect the highest and lowest sales prices on the New York Stock Exchange for each quarter of the last two years.

As shown in the following table, there were no CTS common stock repurchases made by the Company during the three months ended December 31, 2009:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Plans or Program	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				977,500
September 28, 2009 – October 25, 2009	—	—	—	977,500
October 26, 2009 – November 22, 2009	—	—	—	977,500
November 23, 2009 – December 31, 2009	—	—	—	977,500

______________________
(1)	In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization does not expire.

Item 6.      Selected Financial Data

Five-Year Summary
(In thousands of dollars except per share and other data)

	2009	% of Sales	2008*	% of Sales	2007*	% of Sales	2006*	% of Sales	2005*	% of Sales
Summary of Operations
Net sales	$498,982	100.0	$691,707	100.0	$685,945	100.0	$655,614	100.0	$617,484	100.0
Cost of goods sold	400,142	80.2	554,634	80.2	553,253	80.7	534,784	81.6	497,270	80.5
Selling, general and administrative expenses(1)	64,129	12.9	78,755	11.4	78,999	11.5	65,578	10.0	61,747	10.0
Research and development Expenses	14,154	2.8	18,306	2.6	15,896	2.3	15,873	2.4	17,092	2.8
Amortization of intangible assets	2,990	0.6	3,615	0.5	3,121	0.5	3,193	0.5	3,443	0.6
Restructuring, impairment, and goodwill impairment charges	35,396	7.1	5,567	0.8	2,401	0.4	3,368	0.5	—	—
Operating (Loss)/ earnings	(17,829)	(3.6)	30,830	4.5	32,275	4.7	32,818	5.0	37,932	6.1
Other (expense)/income — net	(2,585)	(0.5)	(4,575)	(0.7)	(2,241)	(0.3)	(4,424)	(0.7)	(7,050)	(1.1)
(Loss)/earnings before income taxes	(20,414)	(4.1)	26,255	3.8	30,034	4.4	28,394	4.3	30,882	5.0
Income tax expense/(benefit)	13,636	2.7	(1,807)	(0.3)	6,087	0.9	5,560	0.8	11,396	1.8
Net (Loss)/earnings	(34,050)	(6.8)	28,062	4.1	23,947	3.5	22,834	3.5	19,486	3.2
Retained earnings — beginning of Year	355,694		331,675		311,962		293,433		278,289
Dividends declared	(4,062)		(4,043)		(4,234)		(4,305)		(4,342)
Retained earnings—end of year	$317,582		$355,694		$331,675		$311,962		$293,433
Net (loss)/earnings per share:
Basic:	$(1.01)		$0.83		$0.67		$0.64		$0.54
Diluted:	$(1.01)		$0.81		$0.66		$0.63		$0.53
Average basic shares outstanding (000s)	33,823		33,728		35,498		35,826		36,307
Average diluted shares outstanding (000s)	33,823		37,864		39,970		40,228		40,960
Cash dividends per share	$0.12		$0.12		$0.12		$0.12		$0.12
Capital expenditures	6,537		17,647		16,058		15,787		15,009
Depreciation and amortization	19,531		24,178		22,818		24,896		27,059
Financial Position at Year End
Current assets	$193,735		$225,842		$250,840		$227,620		$179,716
Current liabilities	90,516		113,241		128,919		125,681		121,323
Current ratio	2.1 to 1		2.0 to 1		1.9 to 1		1.8 to 1		1.5 to 1
Working capital	$103,219		$112,601		$121,921		$101,939		$58,393
Inventories, net	54,348		70,867		73,778		60,543		60,629
Net property, plant and equipment	81,120		90,756		92,825		96,468		109,653
Total assets	407,657		488,442		543,615		527,699		533,638
Short-term notes payable	−		−		1,000		5,425		13,299
Long-term debt	50,400		79,988		68,342		54,628		59,897
Long-term obligations, including long-term debt	69,687		97,728		88,332		79,598		79,441
Shareholders’ equity	247,454		277,473		326,366		322,607		333,038
Common shares outstanding (000s)	33,893		33,711		34,313		35,823		35,859
Equity (book value) per share	$7.30		$8.23		$9.51		$9.01		$9.29

Stock price range	$10.62-2.11		$13.99-3.99		$16.33-9.87		$16.23-11.06		$14.10-10.13

___________________________________

*The Selected Financial Data for the years ended December 31, 2005 through 2008 were adjusted from the previously filed 10-K to comply with the provisions of Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options”.

(1) Excludes amortization of intangible assets

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary”.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity, and capital resources for the three previous years is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2007-2009)” included in the 2009 Annual Report to Shareholders and incorporated herein by reference.

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

Interest Rate Risk
We are exposed to the changes in interest rates on our floating rate revolving credit facility.  At December 31, 2009 and 2008, there was $50.4 million and $48.0 million, respectively, outstanding under this facility.  As of December 31, 2009 and 2008, we did not have any outstanding interest rate swap or cap agreements.  See Note G, “Debt”, to our consolidated financial statements for components of our long-term debt.

Foreign Currency Risk
We are exposed to foreign currency exchange rate risks.  Our significant foreign subsidiaries are located in Canada, China, Czech Republic, Scotland, Singapore, Taiwan and Thailand.  We have a “netting” policy where subsidiaries pay all intercompany balances within sixty days.  As of December 31, 2009, we did not have any outstanding foreign currency forward exchange contracts.

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

Consolidated financial statements meeting the requirements of Regulation S-X, and the “Report of our Independent Registered Public Accounting Firm,” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15(a)(1) and (2), and are included in the 2009 Annual Report to Shareholders and incorporated herein by reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

The report from Grant Thornton on its audit of the effectiveness of CTS’s internal control over financial reporting as of December 31, 2009, is included on page 15 of Exhibit 13 of this Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers.  The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on May 27, 2009. Except for Mr. Cummins, who retired on December 31, 2009, they are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled to be held on or about May 26, 2010, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Vinod M. Khilnani	57	Chairman of the Board, President and Chief Executive Officer
Donald R. Schroeder	61	Executive Vice President and General Manager of CTS Electronic Components
Donna L. Belusar	49	Senior Vice President and Chief Financial Officer
James L. Cummins	54	Former Senior Vice President Administration, Retired on December 31, 2009
Bret A. Robertson	50	Senior Vice President and General Manager of Electronics Manufacturing Services
Richard G. Cutter, III	63	Vice President, General Counsel and Secretary
Thomas A. Kroll	55	Vice President and Controller
Matthew W. Long	48	Treasurer
Mohan S. Mahadevan	49	Vice President
Dennis P. Thornton	48	Vice President

Vinod M. Khilnani – 57 – Chairman of the Board, President and Chief Executive Officer – was designated Chairman of the Board effective May 27, 2009 and elected President and Chief Executive Officer on July 2, 2007.  Prior to accepting this position, Mr. Khilnani held the position of Senior Vice President and Chief Financial Officer since 2001.

Donald R. Schroeder – 61 – Executive Vice President and General Manager of CTS Electronic Components – was named Executive Vice President and General Manager of CTS Electronic Components on January 1, 2009.  Prior to this, Mr. Schroeder served as Executive Vice President and President of CTS Electronics Manufacturing Solutions.  From December 2000 to February 2005, Mr. Schroeder served as Executive Vice President and Chief Technology Officer.  He has held positions of increasing responsibility with CTS since 1972.

Donna L. Belusar – 49- Senior Vice President and Chief Financial Officer – was elected Senior Vice President & Chief Financial Officer on January 21, 2008.  Prior to joining CTS, Ms. Belusar was Executive Vice President of Finance, Global Financing Division of IBM Corporation.  During her tenure at IBM, Ms. Belusar held positions of increasing responsibility from 1982 until joining CTS.

James L. Cummins – 54 – Senior Vice President Administration – was elected Senior Vice President Administration, effective December 31, 2001.  Prior to this, Mr. Cummins was Vice President Human Resources since 1994.  He has had positions of increasing responsibility with CTS since 1977.  Mr. Cummins retired from CTS on December 31, 2009.

Bret A. Robertson – 50 – Senior Vice President and General Manager of CTS Electronics Manufacturing Solutions – was elected Senior Vice President of CTS Electronics Manufacturing Solutions effective January 1, 2009.  Prior to this, Mr. Robertson held positions of increasing responsibility with CTS since 2002.

Richard G. Cutter – 63 – Vice President, Secretary and General Counsel – was elected Vice President, Secretary and General Counsel effective December 31, 2001.  Prior to this, Mr. Cutter was Vice President, Assistant Secretary and General Counsel since September 2000.

Thomas A. Kroll – 55 – Vice President and Controller – was elected Vice President and Controller on October 31, 2002.  Prior to this, Mr. Kroll served as Controller Group Accounting since joining CTS in November 2000.

Matthew W. Long – 48 – Treasurer – was elected Treasurer effective May 2003. From December 2000 through May 2003, Mr. Long served as Assistant Treasurer.

Mohan S. Mahadevan – 49 – Vice President – was elected Vice President of CTS Corporation effective February 6, 2008.  Prior to joining CTS, Mr. Mahadevan worked for EMC Corporation as the Six Sigma Program Management Director and for Textron Inc where he held several positions of importance.

Dennis P. Thornton – 48 – Vice President – was elected Vice President of CTS Corporation effective December 3, 2009.  Prior to this, Mr. Thornton served as General Manager for our Automotive Products SBU since joining CTS in 2006.

Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 11.	Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3)	Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the SEC on September 1, 1998).

(3)(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 to our Current Report on Form 8-K, filed with the SEC on September 16, 2009).

(10)(a)	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 12, 2008).*

(10)(b)
CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed with the SEC on April 23, 2003).*

(10)(c)
Amendment to the CTS Corporation Stock Retirement Plan for Non-Employee Directors, dated as of December 1, 2004 (incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 4, 2005).

(10)(d)
CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on February 14, 2003).*

(10)(e)
Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the SEC on July 25, 2003).*

(10)(f)
CTS Corporation 2004 Omnibus Long-term Incentive Plan and Incentive Stock Option Agreement (incorporated by reference to the Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, filed with the SEC on October 19, 2004).*

(10)(g)
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 27, 2006).*

(10)(h)
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed with the SEC on April 26, 2006).*

(10)(i)
Credit Agreement, dated as of June 27, 2006, by and among CTS Corporation, the Lenders named therein and Harris Trust and Savings Bank as L/C Issuer, and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K, filed with the SEC on June 29, 2006).

(10)(j)	First Amendment and Waiver to Credit Agreement (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K, filed with the SEC on March 16, 2007).

(10)(k)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the SEC on May 15, 2007).*

10(l)
CTS Corporation Management Incentive Plan, approved by the shareholders on June 28, 2007 (incorporated by reference to Appendix A to the Proxy Statement for the 2007 Annual Meeting of Shareholders, filed with the SEC on May 24, 2007).*

10(m)
Performance Share Agreement between CTS Corporation and Vinod M. Khilnani, dated August 1, 2007 (incorporated by reference to
 Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on October 24, 2007).*

10(n)
Prototype Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q for
the quarter ended September 30, 2007, filed with the SEC on October 24, 2007).*

10(o)
Prototype Change in Control Agreement first reported on Current Report Form 8-K on December 5, 2007 (incorporated by reference to
Exhibit 10(hh) to the Annual Report on Form 10-K filed with the SEC on February 28, 2008).*

10(p)
2008 – 2009 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, filed with the SEC on April 30, 2008).*

10(q)
Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 23, 2009).*

(10)(r)
2009-2010 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, filed with the SEC on April 29, 2009).*

(10)(s)	CTS Corporation 2009 Omnibus Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(t)	Form Restricted Stock Unit Agreement (Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(u)	Form Restricted Stock Unit Agreement (Cash) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(v)
CTS Corporation Executive Severance Policy, effective as of September 10, 2009 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed with the SEC on October 28, 2009).*

10(w)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan).*

(13)	Portions of the 2009 Annual Report to shareholders incorporated herein.

(21)	Subsidiaries.

(23)(a)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation

Date: February 23, 2010	By:	/s/ Donna L. Belusar
Donna L. Belusar Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2010	By:	/s/ Vinod M. Khilnani
Vinod M. Khilnani Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2010	By:	/s/ Roger R. Hemminghaus
Roger R. Hemminghaus Lead Director

Date: February 23, 2010	By:	/s/ Walter S. Catlow
Walter S. Catlow Director

Date: February 23, 2010	By:	/s/ Lawrence J. Ciancia
Lawrence J. Ciancia Director

Date: February 23, 2010	By:	/s/ Thomas G. Cody
Thomas G. Cody Director

Date: February 23, 2010	By:	/s/ Michael A. Henning
Michael A. Henning Director

Date: February 23, 2010	By:	/s/ Robert A. Profusek
Robert A. Profusek Director

Date: February 23, 2010	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 23, 2010	By:	/s/ Donna L. Belusar
Donna L. Belusar Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 23, 2010	By:	/s/ Thomas A. Kroll
Thomas A. Kroll Vice President and Controller (Principal Accounting Officer)

FORM 10-K - ITEM 15 (a) (1) AND (2) AND ITEM 15 (c)

CTS CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2009 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated Statements of (Loss)/Earnings - Years ended December 31, 2009, December 31, 2008 and December 31, 2007

Consolidated Balance Sheets - December 31, 2009 and December 31, 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009, December 31, 2008 and December 31, 2007

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2009, December 31, 2008 and December 31, 2007

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

Management’s Report on Internal Control Over Financial Reporting

CTS’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including CTS’ Chief Executive Officer and Chief Financial Officer, CTS conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management determined that its internal control over financial reporting, was effective as of December 31, 2009.

Grant Thornton LLP, an independent registered public accounting firm, has audited CTS’ internal control over financial reporting as of December 31, 2009, as stated in their report which is included herein.

CTS Corporation
Elkhart, Indiana
February 23, 2010

/s/ Vinod M. Khilnani	/s/ Donna L. Belusar
Vinod M. Khilnani Chairman of the Board, President, and Chief Executive Officer	Donna L. Belusar Senior Vice President and Chief Financial Officer