Form 10-Q
period 2010-04-04
CTS CORP
filed 2010-04-28
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 4, 2010
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
Yes ☒                 No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).
Yes ☐                 No ☐

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
Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2010: 33,980,081.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS/(LOSS) - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended
	April 4, 2010	March 29, 2009

Net sales	$129,403	$118,131
Costs and expenses:
Cost of goods sold	98,924	98,302
Selling, general, and administrative expenses	19,549	16,620
Research and development expenses	4,583	3,353
Restructuring charge – Note I	—	2,243
Goodwill impairment – Note L	—	33,153
Operating earnings/(loss)	6,347	(35,540)
Other (expense)/income:
Interest expense	(235)	(888)
Interest income	53	70
Other	(484)	(321)
Total other expense	(666)	(1,139)

Earnings/(loss) before income taxes	5,681	(36,679)
Income tax expense/(benefit)	1,250	(1,030)
Net earnings/(loss)	$4,431	$(35,649)

Net earnings/(loss) per share - Note J
Basic	$0.13	$(1.06)

Diluted	$0.13	$(1.06)

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	33,955	33,744
Diluted	34,749	33,744

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	April 4, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$58,764	$51,167
Accounts receivable, less allowances (2010 - $2,459; 2009- $2,119)	74,073	71,718
Inventories, net - Note D	60,000	54,348
Other current assets	18,004	16,502
Total current assets	210,841	193,735
Property, plant and equipment, less accumulated depreciation (2010 - $263,578; 2009 - $264,651)	78,600	81,120
Other Assets
Prepaid pension asset	31,198	29,373
Goodwill – Note L	500	500
Other intangible assets, net – Note L	33,305	33,938
Deferred income taxes	67,543	68,331
Other	452	660
Total other assets	132,998	132,802
Total Assets	$422,439	$407,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,531	$52,344
Accrued liabilities	36,697	38,172
Total current liabilities	96,228	90,516
Long-term debt - Note E	56,000	50,400
Other long-term obligations	19,016	19,287
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,300,840 shares issued at April 4, 2010 and 54,213,931 shares issued at December 31, 2009	283,576	282,491
Additional contributed capital	37,623	37,675
Retained earnings	320,994	317,582
Accumulated other comprehensive loss	(93,989)	(93,285)
	548,204	544,463
Cost of common stock held in treasury (2010 and 2009 – 20,320,759 shares)	(297,009)	(297,009)
Total shareholders’ equity	251,195	247,454
Total Liabilities and Shareholders’ Equity	$422,439	$407,657
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 4, 2010	March 29, 2009

Cash flows from operating activities:
Net earnings/(loss)	$4,431	$(35,649)
Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,351	5,265
Prepaid pension asset	(1,826)	(1,951)
Equity-based compensation – Note B	1,261	943
Restructuring and impairment charges – Note I	—	2,243
Goodwill impairment – Note L	—	33,153
Amortization of retirement benefit adjustments – Note F	1,356	1,322
Other	(715)	(80)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(2,383)	17,326
Inventories	(5,686)	315
Other current assets	(1,506)	(1,732)
Accounts payable and accrued liabilities	6,045	(25,157)
Total adjustments	897	31,647
Net cash provided by/(used in) operating activities	5,328	(4,002)

Cash flows from investing activities:
Earnout payment related to a 2008 acquisition	(500)	—
Capital expenditures	(1,533)	(1,425)
Proceeds from sales of assets	155	198
Net cash used in investing activities	(1,878)	(1,227)

Cash flows from financing activities:
Payments of long-term debt – Note E	(762,300)	(615,800)
Proceeds from borrowings of long-term debt – Note E	767,900	621,300
Payments of short-term notes payable	(430)	(4,672)
Proceeds from borrowings of short-term notes payable	430	4,869
Dividends paid	(1,019)	(1,012)
Exercise of stock options	92	—
Other	(144)	(17)
Net cash provided by financing activities	4,529	4,668

Effect of exchange rate on cash and cash equivalents	(382)	555
Net increase/(decrease) in cash and cash equivalents	7,597	(6)

Cash and cash equivalents at beginning of year	51,167	44,628
Cash and cash equivalents at end of period	$58,764	$44,622

Supplemental cash flow information
Cash paid during the period for:
Interest	$217	$271
Income taxes - net	$978	$1,946

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS/ (LOSS) - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 4, 2010	March 29, 2009
Net earnings/(loss)	$4,431	$(35,649)
Other comprehensive earnings/(loss):
Cumulative translation adjustment	(1,433)	28
Amortization of retirement benefit adjustments (net of tax)	729	814
Comprehensive earnings/(loss)	$3,727	$(34,807)

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
April 4, 2010

NOTE A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE B – Equity-Based Compensation

At April 4, 2010, CTS had five equity-based compensation plans:  the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”).  All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity based awards align the interest of employees with those of its shareholders.

The 2009 Plan, and previously the 1996 Plan, 2001 Plan and 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2009 Plan and the 2004 Plan allowed for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings/(loss) for the three months ended April 4, 2010 and March 29, 2009 relating to these plans:

($ in thousands)	April 4, 2010	March 29, 2009
Stock options	$2	$19
Restricted stock units	1,259	924
Total	$1,261	$943

The following table summarizes the status of these plans as of April 4, 2010:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding	—	276,850	718,513	159,850
Restricted stock units outstanding	685,950	418,845	—	—
Options exercisable	—	256,100	718,513	159,850
Awards available for grant	2,701,050	281,000	—	—

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

A summary of the status of stock options as of April 4, 2010 and March 29, 2009, and changes during the three-month periods then ended, is presented below:

	April 4, 2010		March 29, 2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,179,088	$13.72	1,294,263	$14.53
Exercised	(12,000)	$7.70	—	—
Expired	(11,875)	$30.96	(9,500)	$22.38
Forfeited	—	—	—	—
Outstanding at end of period	1,155,213	$13.61	1,284,763	$14.47
Exercisable at end of period	1,134,463	$13.61	1,210,238	$14.59

The total intrinsic value of share options exercised during the quarter ended April 4, 2010 was $22,000.  There were no share options exercised during the quarter ended March 29, 2009.

The weighted-average remaining contractual life of options outstanding and options exercisable at April 4, 2010 is 2.9 years. The aggregate intrinsic value of options outstanding and options exercisable at April 4, 2010 is approximately $460,000.

A summary of the nonvested stock options as of April 4, 2010 and March 29, 2009, and changes during the three-month periods then ended, is presented below:

	April 4, 2010		March 29, 2009
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	20,750	$6.24	74,525	$12.54
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at end of period (1)	20,750	$6.24	74,525	$12.54
_____________________
(1) Based on historical experience, CTS currently expects approximately all of these options to vest.

There were no shares vested during the quarters ended April 4, 2010 and March 29, 2009, respectively.  As of April 4, 2010, there was approximately $1,000 of unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 0.3 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at April 4, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 4/4/10	Life (Years)	Price	At 4/4/10	Price
$7.70 – 11.11	715,163	3.38	$9.40	715,163	$9.40
13.68 – 16.24	227,800	3.48	$14.12	207,050	$14.16
23.00 – 25.10	180,250	1.05	$23.23	180,250	$23.23
42.69 – 50.00	32,000	0.23	$49.89	32,000	$49.89

Service-Based Restricted Stock Units
Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a five-year period.  A summary of the status of RSUs as of April 4, 2010 and March 29, 2009, and changes during the three-month periods then ended is presented below:

	April 4, 2010		March 29, 2009
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	854,745	$8.47	700,358	$10.76
Granted	271,500	$7.52	6,000	$5.26
Converted	(21,450)	$9.44	(38,950)	$6.47
Forfeited	—	$—	(6,450)	$12.11
Outstanding at end of period	1,104,795	$8.46	660,958	$10.95
Weighted-average remaining contractual life	4.6 years		5.5 years

CTS recorded compensation expense of $888,000 and $670,000 for the quarters ended April 4, 2010 and March 29, 2009, respectively.

As of April 4, 2010, there was $3.6 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units
On February 6, 2007, CTS granted performance-based restricted stock unit awards for certain executives.  Executives received a total of 17,100 units based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  These units will cliff vest and convert one-for-one to CTS common stock on December 31, 2010.

On February 2, 2010, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 78,000 units in 2012 subject to certification of the 2011 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

CTS recorded compensation expense of $103,000 and $35,000 related to performance-based restricted stock units during the three months ended April 4, 2010 and March 29, 2009.  As of April 4, 2010 there was approximately $670,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

Market-Based Restricted Stock Units
On July 2, 2007, CTS granted a market-based restricted stock unit award for an executive officer.  An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date.  Vesting may occur in the range from zero percent to 150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to 32 enumerated peer group companies’ total stockholder return rates.  The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return.

On February 5, 2008, CTS granted market-based restricted stock unit awards for certain executives.  In the first quarter of 2010, 57,300 restricted stock units were vested. Such vesting was dependent upon CTS’ total stockholder return relative to 29 enumerated peer group companies’ stockholder return rates.

On February 4, 2009, CTS granted market-based restricted stock unit awards for certain executives and key employees.  Vesting may occur in the range from zero percent to 200% of the target amount of 128,000 units in 2011.  Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.

On February 2, 2010, CTS granted market-based restricted stock unit awards for certain executives and key employees.  Vesting may occur in the range from zero percent to 200% of the target amount of 117,000 units in 2012.  Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $268,000 and $219,000 related to market-based restricted stock units during the three months ended April 4, 2010 and March 29, 2009, respectively.  As of April 4, 2010, there was approximately $1.5 million of unrecognized compensation cost related to market-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors’ Plan was frozen effective December 1, 2004.  All future grants will be from the 2004 Plan.

NOTE C—Fair Value Measurement

The table below summarizes the financial liability that was measured and recorded at fair value on a recurring basis as of April 4, 2010:

($ in thousands)	Carrying Value at April 4, 2010	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Quarter Ended April 4, 2010
Long-term debt	$56,000	$—	$56,000	$—	$—

CTS’ long-term debt consists of a revolving debt agreement.  There is a readily determinable market for CTS’ revolving credit debt and is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active.  The fair value of long-term debt was measured and recorded using a market approach which uses current industry information.

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	April 4, 2010	December 31, 2009
Finished goods	$6,553	$7,220
Work-in-process	13,956	12,941
Raw materials	39,491	34,187
Total inventories, net	$60,000	$54,348

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	April 4, 2010	December 31, 2009
Revolving credit agreement, weighted-average interest rate of 0.9% (2010), and 1.1% (2009) due in 2011	$56,000	$50,400

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $56.0 million and $50.4 million outstanding under the revolving credit agreement at April 4, 2010 and December 31, 2009, respectively.  At April 4, 2010 and December 31, 2009, CTS had $41.2 million and $46.8 million available under this agreement, net of standby letters of credit of $2.8 million, respectively. Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at April 4, 2010.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at April 4, 2010.  The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end. Additionally, the revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011.

NOTE F – Retirement Plans

Net pension (income)/postretirement expense for the three months ended April 4, 2010 and March 29, 2009 includes the following components:

	Pension Plans		Other Postretirement Benefit Plans
($ in thousands)	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Service cost	$747	$779	$3	$3
Interest cost	3,332	3,432	75	78
Expected return on plan assets (1)	(6,083)	(6,096)	—	—
Settlement cost	234	—	—	—
Amortization of prior service cost	357	126	—	—
Amortization of loss/(gain)	999	1,221	—	(25)
(Income)/expense, net	$(414)	$(538)	$78	$56
____________________________________
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

NOTE G – Segments

CTS’ reportable segments are grouped by entities that exhibit similar economic characteristics and the segments’ reporting results are regularly reviewed by CTS’ chief operating decision maker to make decisions about resources to be allocated to these segments and to evaluate the segments’ performance.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
First Quarter of 2010
Net sales to external customers	$55,959	$73,444	$129,403
Segment operating (loss)/earnings	(2,678)	9,025	6,347
Total assets	110,060	312,379	422,439

First Quarter of 2009
Net sales to external customers	$75,822	$42,309	$118,131
Segment operating earnings/(loss)	3,264	(3,408)	(144)
Total assets	139,597	296,063	435,660

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

($ in thousands)	First Quarter 2010	First Quarter 2009
Total segment operating earnings/(loss)	$6,347	$(144)
Restructuring and restructuring-related charges	—	(2,243)
Goodwill impairment	—	(33,153)
Interest expense	(235)	(888)
Interest income	53	70
Other expense	(484)	(321)
Earnings/(loss) before income taxes	$5,681	$(36,679)

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

CTS manufactures accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”). In January 2010, Toyota initiated a recall of approximately 2.3 million vehicles in North America containing pedals manufactured by CTS. The pedal recall and associated events have led to the Company being named as a co-defendant with Toyota in certain litigation. In February 2010, CTS entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold the Company harmless from, and the parties will cooperate in the defense of, third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles. The limited exceptions to indemnification restrict CTS’ share of any liability to amounts collectable from its insurers.

Certain other claims are pending against CTS with respect to matters arising out of the ordinary conduct of the Company’s business. For all other claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been accrued or the ultimate anticipated costs will not materially affect CTS’ consolidated financial position, results of operations, or cash flows.

NOTE I – Restructuring

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

Of the restructuring and impairment costs incurred, $2.1 million relates to the Components and Sensors segment and $0.1 million relates to the EMS segment.  Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings/ (Loss) and the restructuring-related costs are included in cost of goods sold.

The following table displays the restructuring reserve activity related to the realignment for the period ended March 29, 2009:

($ in millions) March 2009 Plan
Restructuring liability at January 1, 2009	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	2.1
Cost paid	(2.1)
Restructuring liability at December 31, 2009	$—

NOTE J –Earnings/(Loss) Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings/ (loss) per share (“EPS”) computations. Basic earnings/ (loss) per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings/ (loss) as the numerator. Diluted earnings/ (loss) per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. The if-converted method, whereby interest expense (on a net-of-tax basis) from the convertible senior subordinated debentures is added to net earnings/ (loss) for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings/ (loss) per share. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three month periods ended April 4, 2010 and March 29, 2009.

($ in thousands, except per share amounts)	Net Earnings/(loss) (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2010
Basic earnings per share	$4,431	33,955	$0.13
Effect of dilutive securities:
Equity-based compensation plans	—	794
Diluted earnings per share	$4,431	34,749	$0.13

First Quarter 2009
Basic loss per share	$(35,649)	33,744	$(1.06)
Effect of dilutive securities:
Convertible debt	—	—
Equity-based compensation plans	—	—
Diluted loss per share	$(35,649)	33,744	$(1.06)

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2010 and 2009 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended
(Number of shares in thousands)	April 4, 2010	March 29, 2009
Stock options where the assumed proceeds exceed the average market price of common shares during the period	901	1,285
Restricted Stock Units	—	495
Securities related to the subordinated convertible debt	—	2,167

NOTE K – Treasury Stock

Common stock held in treasury totaled 20,320,759 shares with a cost of $297.0 million, at April 4, 2010 and December 31, 2009. Approximately 6.5 million shares are available for future issuances.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share.  The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  No shares were repurchased under this program in 2009 and 2010 year-to-date.

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	April 4, 2010		December 31, 2009
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$51,084	$(18,165)	$51,084	$(17,544)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	500	(114)	500	(102)
Total	61,903	(28,598)	61,903	(27,965)
Goodwill	500	—	500	—
Total other intangible assets and goodwill	$62,403	(28,598)	$62,403	$(27,965)

Of the net intangible assets at April 4, 2010, $8.0 million relates to the EMS segment and $25.8 million relates to the Components and Sensors segment. CTS recorded amortization expense of $0.6 million during the three month period ended April 4, 2010 and $0.6 million during the three month period ended December 31, 2009.  CTS estimates remaining amortization expense of $1.9 million in 2010, $2.4 million in 2011, $2.4 million in years 2012 through 2014 and $21.8 million thereafter.

In light of a continuous decline in CTS’ market capitalization in the first quarter of 2009, CTS determined that an interim impairment test was necessary at the end of the first quarter of 2009 for two of its reporting units.  After completing step one of the prescribed test, CTS determined that the estimated fair values of both reporting units were less than their book values on March 29, 2009. CTS performed the step two test and concluded that the reporting units’ goodwill were impaired. As a result, an impairment loss of $33.2 million was recorded in the first quarter of 2009. Of the $33.2 million impairment loss, $30.8 million was related to the EMS segment and $2.4 million was related to the Components and Sensors segment.  This non-cash goodwill impairment had no impact on CTS’ debt covenants.

NOTE M – Recent Accounting Pronouncements

ASU 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 do not have a material impact on CTS’ consolidated financial statements.

ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), that amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”). ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, CTS has adopted the provisions of ASU 2010-09. The adoption of these provisions does not have a material impact on CTS’ consolidated financial statements.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview

CTS Corporation (“we”, “our”, “us”) is a global manufacturer of components and sensors used primarily in the automotive, communications and defense and aerospace markets.  We also provide electronic manufacturing solutions, including design and supply chain management functions, primarily serving the defense and aerospace, communications, industrial and medical markets under contract arrangements with original equipment manufacturers.

As discussed in more detail throughout the MD&A:

•
Total sales in the first quarter of 2010 of $129.4 million were reported through two segments, Components and Sensors and EMS.  Sales increased by $11.3 million, or 9.5%, in the first quarter of 2010 from the first quarter of 2009.  Sales in the Components and Sensors segment increased by 73.6% versus the first quarter of 2009, while sales in the EMS segment decreased by 26.2% compared to the first quarter of 2009.

•
Gross margin as a percent of sales was 23.6% in the first quarter of 2010 compared to 16.8% in the first quarter of 2009 primarily due to higher sales in our Components and Sensors segment resulting in a favorable segment sales mix, and an improved cost structure.  The Components and Sensors segment, which inherently generates a higher gross margin, increased to 56.8% of total company sales in the first quarter of 2010 compared to 35.8% of total sales in the same period of 2009.

•
Selling, general and administrative (“SG&A”) expenses were $19.5 million in the first quarter of 2010 compared to $16.6 million in the first quarter of 2009.  This increase reflects increased spending to support higher sales in the Components & Sensors segment and the reinstatement of certain compensation-related items that were temporarily suspended in the first quarter of 2009 due to the recessionary economic environment.

•
Research and development (“R&D”) expenses were $4.6 million in the first quarter of 2010 compared to $3.4 million in the first quarter of 2009.  R&D expenses are primarily focused on expanded applications and new product development, as well as current product and process enhancements.

•
The effective tax rate for first quarter 2010 was 22.0% compared to (2.8%) in the first quarter of 2009.  The 2009 rate included the impact of our goodwill impairment.  Excluding this goodwill impairment the first quarter 2009 effective tax rate was 23.4%.

•
Net earnings were $4.4 million, or $0.13 per diluted share, in the first quarter of 2010 compared with a loss of $35.6 million, or $1.06 per share, in the first quarter of 2009.  The 2009 results included $33.2 million, or $0.98 per share, for non-cash goodwill impairment and $2.2 million, or $0.05 per share, of restructuring charges.

Critical Accounting Policies

MD&A discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our consolidated financial statements:

•	Inventory valuation, allowance for doubtful accounts, and other accrued liabilities
•	Long-lived and intangible assets valuation, and depreciation/amortization periods
•	Income taxes
•	Retirement plans
•	Equity-based compensation

In the first quarter of 2010, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of First Quarter 2010 and First Quarter 2009

Segment Discussion

Refer to Note G, “Segments”, for a description of our segments.

The following table highlights the segment results for the three-month periods ending April 4, 2010 and March 29, 2009:

($ in thousands)	Components & Sensors	EMS	Total
First Quarter 2010
Sales	$73,444	$55,959	$129,403
Segment operating earnings/(loss)	9,025	(2,678)	6,347
% of sales	12.3%	(4.8)%	4.9%

First Quarter 2009
Sales	$42,309	$75,822	$118,131
Segment operating (loss)/earnings	(3,408)	3,264	(144)
% of sales	(8.1)%	4.3%	(0.1)%

Sales in the Components and Sensors segment increased $31.1 million, or 73.6% from the first quarter of 2009. Automotive market sales increased over 100% reflecting strong growth in global light vehicle production, primarily in North America, new product launches and increased market share. Sales of electronic component products increased 36.7% compared to the first quarter of 2009, signaling a rebound in economic activity.

The Components and Sensors segment recorded operating earnings of $9.0 million in the first quarter of 2010 versus an operating loss of $3.4 million in the first quarter of 2009.  The favorable earnings change resulted from higher sales and an improved cost structure.  This impact was mitigated in part by higher SG&A costs compared to last year to support higher sales and the reinstatement of certain compensation-related items that were temporarily suspended in the first quarter of 2009 due to the recessionary economic environment.

Sales in the EMS segment decreased $19.9 million, or 26.2%, in the first quarter of 2010 from the first quarter of 2009.  The decrease in sales was primarily attributable to planned end-of-life sales reductions to Hewlett-Packard and program launch delays in certain defense and aerospace and medical markets, partially offset by increased sales in the communications market, while sales in the industrial market was flat.

EMS segment operating loss was $2.7 million in the first quarter of 2010 versus earnings of $3.3 million in the first quarter of 2009.  The unfavorable earnings change was primarily due to the negative impact of lower sales and less favorable product mix.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings/(loss) for the three-month periods ended April 4, 2010 and March 29, 2009:

	Three months ended
($ in thousands, except net earnings/(loss) per share)	April 4, 2010	March 29, 2009	Increase (Decrease)
Net sales	$129,403	$118,131	$11,272

Gross margin	30,479	19,829	10,650
% of net sales	23.6%	16.8%	6.8%

Selling, general and administrative expenses	19,549	16,620	2,929
% of net sales	15.1%	14.1%	1.0%

Research and development expenses	4,583	3,353	1,230
% of net sales	3.5%	2.8%	0.7%

Restructuring charge	—	2,243	(2,243)
% of net sales	—%	1.9%	(1.9)%

Goodwill impairment	—	33,153	(33,153)
% of net sales	—%	28.1%	(28.1)%

Operating earnings/(loss)	6,347	(35,540)	41,887
% of net sales	4.9%	(30.1)%	35.0%

Income tax expense/(benefit)	1,250	(1,030)	2,280

Net earnings/(loss)	4,431	(35,649)	40,080
% of net sales	3.4%	(30.2)%	33.6%

Net earnings/(loss) per diluted share	$0.13	$(1.06)	$1.19

First quarter sales of $129.4 million increased $11.3 million, or 9.5%, from the first quarter of 2009.  The increase was primarily attributable to the Components and Sensors segment, with higher sales of $31.1 million, including higher sales of $24.3 million or 102.5% in the automotive market and $6.8 million or 36.7% in electronic component products. EMS segment sales decreased $19.9 million from planned end-of-life sales reductions to Hewlett-Packard and program launch delays in certain defense and aerospace and medical markets, partially offset by increased sales in the communications market, while sales in the industrial market were flat.

Gross margin as a percent of sales was 23.6% in the first quarter of 2010 compared to 16.8% in the first quarter of 2009 due to higher sales in the Component and Sensors segment resulting in a favorable segment sales mix, and an improved cost structure. The Components and Sensors segment, which inherently generates a higher gross margin, increased to 56.8% of total company sales in the first quarter of 2010 compared to 35.8% of total sales in the same period of 2009.

SG&A expenses were $19.5 million, or 15.1% of sales, in the first quarter of 2010 versus $16.6 million, or 14.1% of sales, in the first quarter of 2009.  This increase of $2.9 million supports higher sales and the reinstatement of certain compensation-related items that were temporarily suspended in the first quarter of 2009 due to the recessionary economic environment.

R&D expenses were $4.6 million, or 3.5% of sales in the first quarter of 2010 versus $3.4 million, or 2.8% of sales in the first quarter of 2009.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications and new product development, as well as current product and process enhancements.

Operating earnings were $6.3 million in the first quarter of 2010 compared to an operating loss of $35.5 million in the first quarter of 2009.   First quarter 2009 included a $33.2 million goodwill impairment charge and approximately $2.2 million of restructuring costs associated with the restructuring actions announced in March 2009.

Interest and other expense in 2010 was $0.7 million versus $1.1 million in 2009.  The lower expense primarily resulted from $0.6 million lower net interest expense due to lower outstanding debt.

The effective tax rate for first quarter 2010 was 22.0% compared to 2.8% in the first quarter of 2009.  The 2009 rate included a discrete period tax benefit of $0.2 million related to our goodwill impairment.  Excluding this goodwill impairment the first quarter 2009 tax rate was 23.4%.  There were no material changes to the amount of unrecognized tax benefits, interest or penalties during the first quarter of 2010.

Net earnings were $4.4 million, or $0.13 per diluted share, in the first quarter of 2010 compared with a loss of $35.6 million, or $1.06 per share, in the first quarter of 2009.  The 2009 results included $33.2 million, or $0.98 per share, for non-cash goodwill impairment and $2.2 million, or $0.05 per share, of restructuring charges.

Reconciliation of Effective Tax Rate as Reported to Adjusted Effective Tax Rate

For the Quarter Ended March 29, 2009
	As reported	Discrete item goodwill impairment	Net loss before goodwill impairment

Pre-tax loss	$(36,679)	$(33,153)	$(3,526)
Tax benefit	(1,030)	(205)	(825)
Net loss	(35,649)	(32,948)	(2,701)
Effective tax rate	2.8%
Adjusted effective tax rate			23.4%

Adjusted effective tax rate is a non-GAAP financial measure. The most directly comparable GAAP financial measure is effective tax rate. We calculate adjusted effective tax rate to exclude the impact of our goodwill impairment charge from our pre-tax loss and the tax impact related to this charge. We exclude the impact of this item as it is a discrete item that has a significant impact on comparable GAAP financial measures and could distort an evaluation of our normal operating performance.

Toyota Recall

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”). In January 2010, Toyota initiated a recall of approximately 2.3 million vehicles in North America containing pedals manufactured by us. We are responding to an inquiry from the National Highway Traffic Safety Administration and subpoenas from a United States Attorney and the Securities and Exchange Commission related to this event. The pedal recall and associated events have also led to us being named as a co-defendant with Toyota in certain litigation. In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles. The limited exceptions to indemnification restrict our share of any liability to amounts collectible from its insurers.

Outlook

Based on first quarter results and the latest outlook, assuming no new significant economic weakness, management anticipates full-year 2010 sales to increase 12% - 20% over 2009, compared to the previous guidance of 10% - 15% increase year-over-year.  Full year 2010 diluted earnings per share are now estimated in the range of $0.52 to $0.60 compared to the previous range of $0.45 to $0.53.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $58.8 million at April 4, 2010 and $51.2 million at December 31, 2009.  Total debt on April 4, 2010 was $56.0 million, compared to $50.4 million at the end of 2009, as we increased debt primarily to fund operations.  Total debt as a percentage of total capitalization was 18.2% at the end of the first quarter of 2010, compared with 16.9% at the end of 2009.  Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased $11.4 million in the first quarter of 2010 versus year-end 2009, primarily due to increases in cash and cash equivalents of $7.6 million, inventory of $5.7 million and accounts receivable of $2.4 million, partially offset by an increase in accounts payable of $7.2 million.

Cash Flow

Operating Activities

Net cash provided by operating activities was $5.3 million in the first quarter of 2010.  Components of net cash provided by operating activities included net earnings of $4.4 million and depreciation and amortization expense of $4.4 million, partially offset by net changes in assets and liabilities of $3.5 million and an increase in prepaid pension asset of $2.8 million.  The changes in assets and liabilities were primarily due to increased inventories of $5.7 million and increased accounts receivable of $2.4 million partially offset by increased accounts payable and accrued liabilities of $6.0 million.

Net cash used by operating activities was $4.0 million during the first quarter of 2009.  This resulted primarily from a reduction in our accounts payable and accrued liabilities of $25.2 million, partially offset by a reduction in our accounts receivable of $17.3 million.

Investing Activities

Net cash used in investing activities was $1.9 million and $1.2 million in the first quarter of 2010 and 2009, respectively, primarily for capital expenditures.

Financing Activities

Net cash provided by financing activities for the first quarter of 2010 was $4.5 million, consisting primarily of a net increase in long-term debt of $5.6 million, offset by $1.0 million in dividend payments.  The additional debt was primarily used to meet usual working capital requirements as sales increase.

Net cash provided by financing activities for the first quarter of 2009 was $4.7 million, consisting primarily of a net increase in long-term debt of $5.5 million, offset by $1.0 million in dividend payments.  The additional debt was primarily used to fund operations in the quarter.

Capital Resources

Refer to Note E, “Debt,” for further discussion.

On June 27, 2006, we entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $56.0 million and $50.4 million outstanding under the revolving credit agreement at April 4, 2010 and December 31, 2009, respectively.  At April 4, 2010 and December 31, 2009, we had $41.2 million and $46.8 million available under this agreement, net of standby letters of credit of $2.8 million, respectively.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and our quarterly total leverage ratio.  We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at April 4, 2010.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  We were in compliance with all debt covenants at April 4, 2010.  The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditor’s certifications and compliance certificates within a specified number of days after the end of a quarter and year-end.  Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments.  The revolving credit agreement expires in June 2011.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13.00 per share.  The authorization has no expiration.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  No shares were repurchased under this program in 2009 or for the period ended April 4, 2010.

Recent Accounting Pronouncements

ASU 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 do not have a material impact on our consolidated financial statements.

ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), that amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”). ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, we have adopted the provisions of ASU 2010-09. The adoption of these provisions does not have a material impact on our consolidated financial statements.

*****

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact.  Forward-looking statements are based on management’s expectations, certain assumptions and currently available information.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements.  For more detailed information on the risks and uncertainties associated with our business, see our reports filed with the SEC.  Examples of factors that may affect future operating results and financial condition include, but are not limited to: rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks; the potential costs and liabilities related to the recent Toyota recall, and the impact of the accounting misstatements at its Moorpark and Santa Clara, California locations, including the results of the impact of the SEC’s informal inquiry into these misstatements.  We undertake no obligation to publicly update its forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2009.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended April 4, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”).  In January 2010, Toyota initiated a recall of approximately 2.3 million vehicles in North America containing pedals manufactured by CTS.  The pedal recall and associated events have led to us being named as a co-defendant with Toyota in certain litigation.  In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles.  The limited exceptions to indemnification restrict CTS’ share of the liability to amounts collectible from its insurers. The claims brought in litigation generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects.  Some suits combine elements of both.  Claims include demands for compensatory and special damages.

We do not manufacture pedal assemblies for certain vehicles involved in certain lawsuits, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma.  In addition, we have supplied only a portion of all Toyota Camry pedal assemblies beginning with the 2007 model year.  We anticipate we will be dismissed from those lawsuits where we did not supply the pedal assembly for the vehicle at issue.  A list of all Toyota-related lawsuits where we have been served as co-defendant is as follows (all suits are subject to the indemnification agreement described above):

Barlow v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Toyota Camry.

Booher v. Toyota, et al., brought in the United States District Court, Central District of California, in February 2010, arising out of an incident involving a Toyota Camry.

Cangelosi v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Toyota Corolla.

Chang v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Lexus RX330.

Christian v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Toyota Matrix.

Crank v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Toyota Camry.

Devlin v. Toyota, et al., brought in the United States District Court, Eastern District of Pennsylvania, in February 2010, arising out of an incident involving a Toyota Corolla.

Donoghue v. Toyota, et al., brought in the United States District Court, Central District of California, in February 2010, arising out of an incident involving a Toyota Prius.

Flury v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Toyota Echo.

Fox v. Toyota, et al., brought in the United States District Court, Southern District of New York, in March 2010, arising out of an incident involving a Toyota Matrix.

Hall v. Toyota, et al., brought in the 122nd Judicial District Court, Galveston County, Texas, in February 2010, arising out of an incident involving a Toyota Camry.

Hamilton v. Toyota, et al., brought in the Ontario Superior Court of Justice, in January 2010.  The suit seeks an unspecified amount of damages on behalf of the class based on allegations that Toyota electronic throttle control systems are defective.

Hanna v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Toyota Camry.

Harbor v. Toyota et al., brought in the Court of Common Pleas, Montgomery County, Ohio, in March 2010.  The complaint alleges fraud and seeks recision of a contract and cancellation of finance charges related to the purchase of a Toyota Camry.

Harris v. Toyota, et al., brought in the District Court of Harris County, Texas, in February 2010, arising out of an incident involving a Toyota Corolla.

Iglesias v. Toyota, et al.,  brought in the United States District Court, Southern District of New York in February 2010.  The complaint seeks an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Toyota motor vehicles, are in some way defective.

Jorge v. Toyota, et al., brought in the United States District Court, Eastern District of Kentucky, in March 2010, arising out of an incident involving a Toyota Camry.

Krieger v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Lexus GS 400.

Lin v. Toyota, et al., brought in the Superior Court of California, County of Los Angeles, in February 2010, arising out of an incident involving a Toyota Camry.

Livingston v. Toyota, et al., brought in the United States District Court, Central District of California, in February 2010, arising out of an incident involving a Toyota Yaris.

Martinez v. Toyota, et al., brought in the 131st Judicial District Court, Bexar County, Texas, in February 2010, involving a Toyota Camry.

McCormick v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Toyota Camry.

Myers v. Toyota, et al., brought in the United States District Court, Central District of California, in February 2010, arising out of an incident involving a Toyota Camry.

Murtha v. Toyota, et al., brought in the United States District Court, Southern District of New York, in March 2010, arising out of an incident involving a Lexus RX 350.

Perry v. Perry, Toyota Motor Sales, et al., brought in the Pike Circuit Court, Division I, Kentucky, in March 2010, which alleges strict liability, negligence and breach of warranty in an incident wherein a man was injured in an accident involving a Toyota Tacoma.

Roberts v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Toyota Camry.

Thomas v. Toyota, et al., brought in the District Court of Harris County, Texas, in February 2010, arising out of an incident involving a Toyota Corolla.

Warren v. Toyota, et al., brought in the United States District Court, Central District of California, in March 2010, arising out of an incident involving a Lexus GS 430.

Williams v. Toyota, et al., brought in the United States District Court, Central District of California, in February 2010, arising out of an incident involving a Toyota Camry.

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

Certain other claims are pending against us with respect to matters arising out of the ordinary conduct of our business.  For all other claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been accrued or the ultimate anticipated costs will not materially affect our consolidated financial position, results of operations, or cash flows.

Item 1A.   Risk Factors

There have been no significant changes to our risk factors since December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2010, we issued 19,020 shares of our common stock, without par value, which shares had a value of approximately $181,450.80 to a former non-employee director, in settlement of his deferred stock account under The CTS Corporation Stock Retirement Plan for Non-Employee Directors (the “Plan”), which Plan was effective April 30, 1990.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

Item 6.   Exhibits

(10)(a)	2009 – 2010 Performance Restricted Stock Unit Plan.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Secretary and General Counsel	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: April 28, 2010	Dated: April 28, 2010