Form 10-Q
period 2010-07-04
CTS CORP
filed 2010-07-27
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2010
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
Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2010: 34,181,699.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS/(LOSS) - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Net sales	$138,851	$120,398	$268,254	$238,529
Costs and expenses:
Cost of goods sold	108,511	98,520	207,435	196,822
Selling, general and administrative expenses	18,283	15,243	37,832	31,863
Research and development expenses	4,316	3,466	8,899	6,819
Restructuring charge - Note I	—	—	—	2,243
Goodwill impairment	—	—	—	33,153
Operating earnings/(loss)	7,741	3,169	14,088	(32,371)
Other (expense)/income:
Interest expense	(228)	(471)	(463)	(1,359)
Interest income	81	31	134	101
Other	(337)	(25)	(821)	(346)
Total other expense	(484)	(465)	(1,150)	(1,604)

Earnings/(loss) before income taxes	7,257	2,704	12,938	(33,975)
Income tax expense	1,365	9,729	2,615	8,699
Net earnings/(loss)	$5,892	$(7,025)	$10,323	$(42,674)
Net earnings/(loss) per share - Note J
Basic	$0.17	$(0.21)	$0.30	$(1.26)

Diluted	$0.17	$(0.21)	$0.30	$(1.26)

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06
Average common shares outstanding:
Basic	34,048	33,779	34,001	33,762
Diluted	34,874	33,779	34,811	33,762

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	July 4, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$65,234	$51,167
Accounts receivable, less allowances (2010 - $1,971; 2009- $2,119)	84,588	71,718
Inventories, net - Note D	68,786	54,348
Other current assets	18,160	16,502
Total current assets	236,768	193,735
Property, plant and equipment, less accumulated depreciation (2010 - $253,021; 2009 - $264,651)	79,338	81,120
Other Assets
Prepaid pension asset	30,542	29,373
Goodwill – Note L	500	500
Other intangible assets, net – Note L	32,672	33,938
Deferred income taxes	67,010	68,331
Other	617	660
Total other assets	131,341	132,802
Total Assets	$447,447	$407,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$68,190	$52,344
Accrued liabilities	39,181	38,172
Total current liabilities	107,371	90,516
Long-term debt - Note E	65,900	50,400
Other long-term obligations	17,294	19,287
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,493,690 shares issued at July 4, 2010 and 54,213,931 shares issued at December 31, 2009	285,202	282,491
Additional contributed capital	36,334	37,675
Retained earnings	325,860	317,582
Accumulated other comprehensive loss	(93,505)	(93,285)
	553,891	544,463
Cost of common stock held in treasury (2010 and 2009 – 20,320,759 shares)	(297,009)	(297,009)
Total shareholders’ equity	256,882	247,454
Total Liabilities and Shareholders’ Equity	$447,447	$407,657
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Six Months Ended
	July 4, 2010	June 28, 2009
Cash flows from operating activities:
Net earnings/(loss)	$10,323	(42,674)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	8,832	10,494
Prepaid pension asset	(3,905)	(3,902)
Equity-based compensation – Note B	2,167	1,802
Restructuring and impairment charges – Note I	—	2,243
Goodwill impairment – Note L	—	33,153
Amortization of retirement benefit adjustments – Note F	2,500	2,644
Other	(538)	7,395
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(13,770)	21,852
Inventories	(14,675)	9,530
Other current assets	(1,683)	772
Accounts payable and accrued liabilities	17,095	(27,612)
Total adjustments	(3,977)	58,371
Net cash provided by operating activities	6,346	15,697

Cash flows from investing activities:
Earnout payment related to a 2008 acquisition	(500)	—
Capital expenditures	(6,207)	(2,850)
Proceeds from sales of assets	960	1,309
Net cash used in investing activities	(5,747)	(1,541)

Cash flows from financing activities:
Payment of 2.125% Debentures	—	(32,500)
Payments of long-term debt – Note E	(1,565,150)	(1,433,650)
Proceeds from borrowings of long-term debt – Note E	1,580,650	1,436,650
Payments of short-term notes payable	(1,631)	(6,510)
Proceeds from borrowings of short-term notes payable	1,631	6,510
Dividends paid	(2,038)	(2,024)
Exercise of stock options	92	—
Other	(24)	(914)
Net cash provided by/(used in) financing activities	13,530	(32,438)

Effect of exchange rate on cash and cash equivalents	(62)	489
Net increase/(decrease) in cash and cash equivalents	14,067	(17,793)

Cash and cash equivalents at beginning of year	51,167	44,628
Cash and cash equivalents at end of period	$65,234	$26,835

Supplemental cash flow information
Cash paid during the period for:
Interest	$398	$533
Income taxes—net	$2,303	$4,198

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS/ (LOSS) - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net earnings/(loss)	$5,892	$(7,025)	$10,323	$(42,674)
Other comprehensive earnings/(loss):
Cumulative translation adjustment	(203)	2,249	(1,636)	2,277
Amortization of retirement benefit adjustments (net of tax)	687	660	1,416	1,474
Comprehensive earnings/(loss)	$6,376	$(4,116)	$10,103	$(38,923)

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
July 4, 2010

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

NOTE B – Equity-Based Compensation

At July 4, 2010, CTS had five equity-based compensation plans:  the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”).  All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity based awards align the interest of employees with those of its shareholders.

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

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the three and six months ended July 4, 2010 and June 28, 2009 relating to these plans:

	Three Months Ended		Six Months Ended
($ in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Stock options	$1	$13	$3	$32
Restricted stock units	905	846	2,164	1,770
Total	$906	$859	$2,167	$1,802

The following table summarizes the status of these plans as of July 4, 2010:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding	—	276,850	713,513	128,350
Restricted stock units outstanding	550,427	281,403	—	—
Options exercisable	—	276,850	713,513	128,350
Awards available for grant	2,716,516	281,000	—	—

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

A summary of the status of stock options as of July 4, 2010 and June 28, 2009, and changes during the six-month periods then ended, is presented below:

	July 4, 2010		June 28, 2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,179,088	$13.72	1,294,263	$14.53
Exercised	(17,000)	$7.70	—	$—
Expired	(43,375)	$44.79	(96,925)	$21.37
Forfeited	—	$—	—	$—
Outstanding at end of period	1,118,713	$12.61	1,197,338	$13.98
Exercisable at end of period	1,118,713	$12.61	1,176,588	$13.98

The total intrinsic value of share options exercised during the six-month period ended July 4, 2010 was $30,000.  There were no share options exercised during the six-month period ended June 28, 2009.

The weighted-average remaining contractual life of options outstanding and options exercisable at July 4, 2010 is 2.8 years. The aggregate intrinsic value of options outstanding and options exercisable at July 4, 2010 is approximately $341,000.

A summary of the nonvested stock options as of July 4, 2010 and June 28, 2009, and changes during the six-month periods then ended, is presented below:

	July 4, 2010		June 28, 2009
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	20,750	$6.24	74,525	$6.36
Vested	(20,750)	$6.24	(53,775)	$6.41
Forfeited	—	$—	—	$—
Nonvested at end of period	—	$—	20,750	$6.24

The total fair value of shares vested during the six-month periods ended July 4, 2010 and June 28, 2009 was approximately $130,000 and $345,000, respectively. As of  July 4, 2010, there was no unrecognized compensation cost related to nonvested stock options.  CTS recognized expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at July 4, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 7/4/10	Life (Years)	Price	At 7/4/10	Price
$7.70 – 11.11	710,163	3.14	$9.41	710,163	$9.41
13.68 – 16.24	227,800	3.23	$14.12	227,800	$14.12
23.00 – 25.10	180,250	0.79	$23.23	180,250	$23.23
42.69	500	0.36	$42.69	500	$42.69

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a three-year period.  A summary of the status of RSUs as of July 4, 2010 and June 28, 2009, and changes during the six-month periods then ended is presented below:

	July 4, 2010		June 28, 2009
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	854,745	$8.47	700,358	$10.76
Granted	271,500	$7.52	390,850	$6.09
Converted	(280,495)	$8.97	(205,591)	$10.56
Forfeited	(13,920)	$6.62	(12,780)	$11.87
Outstanding at end of period	831,830	$8.34	872,837	$8.70
Weighted-average remaining contractual life	5.32 years		4.9 years

CTS recorded compensation expense of approximately $657,000 and $1,544,000 related to service-based restricted stock units during the three and six month periods ended July 4, 2010, respectively.  CTS recorded compensation expense of approximately $638,000 and $1,308,000 related to service-based restricted stock units during the three and six month periods ended June 28, 2009, respectively.

As of July 4, 2010, there was $2.6 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units
On February 6, 2007, CTS granted performance-based restricted stock unit awards for certain executives.  Executives received a total of 17,100 units based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  These units will cliff vest and convert one-for-one to CTS common stock on December 31, 2010.

On February 8, 2008, CTS granted performance-based restricted stock unit awards to certain executives. Vesting may occur, if at all, at a rate from zero percent to 200% of the target amount of 42,200 units in 2010 subject to certification of the 2009 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets. No awards were granted as the sales growth targets were not met.

On February 2, 2010, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 78,000 units in 2012 subject to certification of the 2011 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

CTS recorded compensation expense of approximately $74,000 and $177,000 related to performance-based restricted stock units during the three and six month periods ended July 4, 2010, respectively.  CTS recorded compensation expense of approximately $16,000 and $51,000 related to performance-based restricted stock units during the three and six month periods ended June 28, 2009, respectively.  As of July 4, 2010 there was approximately $530,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a weighted-average period 1.1 years.

Market-Based Restricted Stock Units

On July 2, 2007, CTS granted a market-based restricted stock unit award for an executive officer.  An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date.  Vesting may occur in the range from zero percent to 150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to 32 enumerated peer group companies’ total stockholder return rates.  The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return over a three-year period.

On February 5, 2008, CTS granted market-based restricted stock unit awards for certain executives.  In the first half of 2010, 57,300 restricted stock units were vested. Such vesting was dependent upon CTS’ total stockholder return relative to 29 enumerated peer group companies’ stockholder return rates.

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

CTS recorded compensation expense of approximately $173,000 and $441,000 related to market-based restricted stock units during the three and six month periods ended July 4, 2010, respectively.  CTS recorded compensation expense of approximately $192,000 and $411,000 related to market-based restricted stock units during the three and six month periods ended June 28, 2009, respectively. As of July 4, 2010, there was approximately $1.1 million of unrecognized compensation cost related to market-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.1 years.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors’ Plan was frozen effective December 1, 2004.  All future grants will be from the 2004 Plan.

NOTE C—Fair Value Measurement

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of July 4, 2010:

($ in thousands)	Carrying Value at July 4, 2010	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt	$65,900	$—	$65,900	$—

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2009:

($ in thousands)	Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt	$50,400	$—	$50,400	$—

CTS’ long-term debt consists of a revolving debt agreement.  There is a readily determinable market for CTS’ revolving credit debt and is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active.  The fair value of long-term debt was measured using a market approach which uses current industry information.

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	July 4, 2010	December 31, 2009
Finished goods	$5,807	$7,220
Work-in-process	16,791	12,941
Raw materials	46,188	34,187
Total inventories, net	$68,786	$54,348

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	July 4, 2010	December 31, 2009
Revolving credit agreement, weighted-average interest rate of 1.0% (2010), and 1.1% (2009) due in 2011	$65,900	$50,400

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $65.9 million and $50.4 million outstanding under the revolving credit agreement at July 4, 2010 and December 31, 2009, respectively.  At July 4, 2010 and December 31, 2009, CTS had $31.3 million and $46.8 million available under this agreement, net of standby letters of credit of $2.8 million, respectively. Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was .15 percent per annum at July 4, 2010.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at July 4, 2010.  The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end. Additionally, the revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011. CTS has the intent and ability to renew its obligation incurred under the revolving credit agreement for a period extending beyond one year from the balance-sheet date on or before the expiration date.

NOTE F – Retirement Plans

Net pension (income)/postretirement expense for the three and six-months ended July 4, 2010 and June 28, 2009 include the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
PENSION PLANS
Service cost	$744	$779	$1,491	$1,558
Interest cost	3,310	3,440	6,642	6,872
Expected return on plan assets (1)	(6,079)	(6,101)	(12,162)	(12,197)
Settlement cost	—	—	234	—
Amortization of prior service cost	153	126	510	252
Amortization of loss	991	1,221	1,990	2,442
Net pension income	$(881)	$(535)	$(1,295)	$(1,073)
______________________________________
1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Six Months Ended
($ in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$3	$2	$6	$5
Interest cost	75	79	150	157
Amortization of gain	—	(25)	—	(50)
Net postretirement expense	$78	$56	$156	$112

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Second Quarter of 2010
Net sales to external customers	$66,624	$72,227	$138,851
Segment operating (loss)/earnings	$(201)	$7,942	$7,741
Total assets	$128,248	$319,199	$447,447

Second Quarter of 2009
Net sales to external customers	$70,807	$49,591	$120,398
Segment operating earnings	$1,081	$2,088	$3,169
Total assets	$125,491	$268,864	$394,355

First Six Months of 2010
Net sales to external customers	$122,583	$145,671	$268,254
Segment operating (loss)/earnings	$(2,879)	$16,967	$14,088
Total assets	$128,248	$319,199	$447,447

First Six Months of 2009
Net sales to external customers	$146,629	$91,900	$238,529
Segment operating earnings/(loss)	$4,345	$(1,320)	$3,025
Total assets	$125,491	$268,864	$394,355

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Six Months Ended
($ in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Total segment operating earnings	$7,741	$3,169	$14,088	$3,025
Restructuring and related charges	—	—	—	(2,243)
Goodwill impairment	—	—	—	(33,153)
Interest expense	(228)	(471)	(463)	(1,359)
Interest income	81	31	134	101
Other expense	(337)	(25)	(821)	(346)
Earnings/(loss) before income taxes	$7,257	$2,704	$12,938	$(33,975)

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

NOTE J –Earnings/(Loss) Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings/ (loss) per share (“EPS”) computations. Basic earnings/ (loss) per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings/ (loss) as the numerator. Diluted earnings/ (loss) per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. The if-converted method, whereby interest expense (on a net-of-tax basis) from the convertible senior subordinated debentures is added to net earnings/ (loss) for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings/ (loss) per share. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and six-month periods ended July 4, 2010 and June 28, 2009.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Second Quarter 2010
Basic EPS	$5,892	34,048	$0.17
Effect of dilutive securities:
Equity-based compensation plans	—	826
Diluted EPS	$5,892	34,874	$0.17

Second Quarter 2009
Basic EPS	$(7,025)	33,779	$(0.21)
Effect of dilutive securities:
Equity-based compensation plans	—	—
Diluted EPS	$(7,025)	33,779	$(0.21)

First Six Months of 2010
Basic EPS	$10,323	34,001	$0.30
Effect of dilutive securities:
Equity-based compensation plans	—	810
Diluted EPS	$10,323	34,811	$0.30

First Six Months of 2009
Basic EPS	$(42,674)	33,762	$(1.26)
Effect of dilutive securities:
Equity-based compensation plans	—	—
Diluted EPS	$(42,674)	33,762	$(1.26)

The following table shows the potentially dilutive securities which have been excluded from the three and six-month periods 2010 and 2009 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
(Number of Shares in Thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Stock options where the assumed proceeds exceeds the average market price	602	1,197	602	1,241
Restricted stock units	—	637	—	566
Securities related to the subordinated convertible debt	—	786	—	1,476

NOTE K – Treasury Stock

Common stock held in treasury totaled 20,320,759 shares with a cost of $297.0 million, at July 4, 2010 and December 31, 2009. Approximately 6.5 million shares are available for future issuances.

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

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	July 4, 2010		December 31, 2009
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$51,084	$(18,785)	$51,084	$(17,544)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	500	(127)	500	(102)
Total	61,903	(29,231)	61,903	(27,965)
Goodwill	500	—	500	—
Total other intangible assets and goodwill	$62,403	$(29,231)	$62,403	$(27,965)

Of the net intangible assets at July 4, 2010, $7.8 million relates to the EMS segment and $25.4 million relates to the Components and Sensors segment. CTS recorded amortization expense of $0.6 million and $1.3 million during the three and six-month periods ended July 4, 2010, respectively.  CTS recorded amortization expense of $0.8 million and $1.7 million during the three and six-month periods ended June 28, 2009, respectively.  CTS estimates remaining amortization expense of $1.2 million in 2010, $2.4 million per year in years 2011 through 2014, and $21.9 million thereafter.

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

NOTE M – Recent Accounting Pronouncements

ASU 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 did not have a material impact on CTS’ consolidated financial statements.

ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), that amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”). ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, CTS has adopted the provisions of ASU 2010-09. The adoption of these provisions did not have a material impact on CTS’ consolidated financial statements.

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

As discussed in more detail throughout the MD&A:

•
Total sales in the second quarter of 2010 of $138.9 million were reported through two segments, Components and Sensors and EMS.  Sales increased by $18.5 million, or 15.3%, in the second quarter of 2010 from the second quarter of 2009.  Sales in the Components and Sensors segment increased by 45.6% versus the second quarter of 2009, while sales in the EMS segment decreased by 5.9%.

•
Gross margin as a percent of sales was 21.9% in the second quarter of 2010 compared to 18.2% in the second quarter of 2009 due to favorable segment sales mix and improved absorption of fixed costs on higher sales volumes. Components and Sensors segment sales, which inherently generates a higher gross margin, increased to 52.0% of total company sales in the second quarter of 2010 compared to 41.2% of total sales in the same period of 2009.

•
Selling, general and administrative (“SG&A”) expenses were $18.3 million, or 13.2% of sales, in the second quarter of 2010 versus $15.2 million, or 12.7% of sales, in the second quarter of 2009.  This increase of $3.1 million primarily relates to higher sales.

•
Research and development (“R&D”) expenses were $4.3 million, or 3.1% of sales, in the second quarter of 2010 compared to $3.5 million, or 2.9% of sales, in the second quarter of 2009.  The slight increase as a percentage of sales was primarily to develop and launch new growth initiatives.

•
The second quarter 2010 effective tax rate was 18.8% compared to 359.8% in the second quarter of 2009.  The 2009 rate included a tax expense of $9.1 million related to cash repatriation.  Excluding this item, the second quarter 2009 adjusted tax rate was 24.1%.

•
Net earnings were $5.9 million, or $0.17 per diluted share, in the second quarter of 2010 compared with a loss of $7.0 million, or $0.21 per share, in the second quarter of 2009 which included a tax expense of $0.27 per share related to cash repatriation.

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

In the second quarter of 2010, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Second Quarter 2010 and Second Quarter 2009

Segment Discussion

Refer to Note G, “Segments”, for a description of our segments.

The following table highlights the segment results for the quarters ending July 4, 2010 and June 28, 2009:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Second Quarter 2010
Sales	$72,227	$66,624	$138,851
Segment operating earnings/(loss)	$7,942	$(201)	$7,741
% of sales	11.0%	(0.3)%	5.6%

Second Quarter 2009
Sales	$49,591	$70,807	$120,398
Segment operating earnings	$2,088	$1,081	$3,169
% of sales	4.2%	1.5%	2.6%

Sales in the Components and Sensors segment increased $22.6 million, or 45.6% from the second quarter of 2009, primarily attributable to an increase in automotive market sales of $13.1 million, reflecting strong growth in global light vehicle production, and higher electronic component sales of $9.6 million primarily as a result of generally improved economic trends.

The Components and Sensors segment operating earnings were $7.9 million in the second quarter of 2010 versus $2.1 million in the second quarter of 2009.  The favorable earnings change resulted primarily from the impact of higher sales of approximately $7.0 million, partially offset by higher R&D costs of $0.9 million to develop and launch new growth initiatives.

Sales in the EMS segment decreased $4.2 million, or 5.9%, in the second quarter of 2010 from the second quarter of 2009.  The decrease in sales was primarily attributable to $5.8 million lower sales to our customer Hewlett-Packard due to a product that essentially reached end-of-life in the second quarter of 2009. End-of-life typically means that the product is no longer required by the customer due to a design change or technological advancement. Further, EMS sales were negatively impacted by $7.0 million in the defense and aerospace market and by $1.8 million in the medical market due to lower customer demand while sales were positively impacted by $7.4 million in the communications market and by $2.6 million to other customers due to generally improved economic conditions.

EMS segment operating loss was $0.2 million in the second quarter of 2010 versus earnings of $1.1 million in the second quarter 2009.  The unfavorable earnings change was primarily due to lower sales.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended July 4, 2010 and June 28, 2009:

	Quarter ended
($ in thousands, except net earnings per share)	July 4, 2010	June 28, 2009	Increase (Decrease)
Net sales	$138,851	$120,398	$18,453

Gross margin	$30,340	$21,878	$8,462
% of net sales	21.9%	18.2%	3.7%

Selling, general and administrative expenses	$18,283	$15,243	$3,040
% of net sales	13.2%	12.7%	0.5%

Research and development expenses	$4,316	$3,466	$850
% of net sales	3.1%	2.9%	0.2%

Operating earnings	$7,741	$3,169	$4,572
% of net sales	5.6%	2.6%	3.0%

Income tax expense	$1,365	$9,729	$(8,364)

Net earnings/(loss)	$5,892	$(7,025)	$12,917
% of net sales	4.2%	(5.8)%	10.0%

Net earnings/(loss) per diluted share	$0.17	$(0.21)	$0.38

Sales of $138.9 million in the second quarter of 2010 increased $18.5 million, or 15.3%, from the second quarter of 2009.  The increase was attributable to the Components and Sensors segment, with higher sales of $22.6 million primarily in the automotive market.  EMS segment sales decreased $4.2 million from lower sales to our customer Hewlett-Packard due to a product that essentially reached end-of-life in the second quarter of 2009.  End-of-life typically means that the product is no longer required by the customer due to a design change or technological advancement. Further, EMS sales were negatively impacted by $7.0 million in the defense and aerospace market and by $1.8 million in the medical market due to lower customer demand while sales were positively impacted by $7.4 million in the communications market and by $2.6 million to other customers due to generally improved economic conditions.

Gross margin as a percent of sales was 21.9% in the second quarter of 2010 compared to 18.2% in the second quarter of 2009 due to favorable segment sales mix and improved absorption of fixed costs on higher sales volumes. Components and Sensors segment sales, which inherently generates a higher gross margin, increased to 52.0% of total company sales in the second quarter of 2010 compared to 41.2% of total sales in the same period of 2009.

SG&A expenses were $18.3 million, or 13.2% of sales, in the second quarter of 2010 versus $15.2 million, or 12.7% of sales, in the second quarter of 2009.  This increase of $3.1 million reflects increased spending of approximately $2.5 million related to higher sales and approximately $0.6 million resulting from the reinstatement of certain compensation-related items that were temporarily suspended during the second quarter of 2009 due to the recessionary economic environment.

R&D expenses were $4.3 million, or 3.1% of sales, in the second quarter of 2010 compared to $3.5 million, or 2.9% of sales, in the second quarter of 2009.  The slight increase as a percentage of sales was primarily to develop and launch new growth initiatives.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $7.7 million in the second quarter of 2010 compared to $3.2 million in the second quarter of 2009.

Interest and other expense was $0.5 million in the second quarter of both 2010 and 2009.

The effective tax rate for second quarter 2010 was 18.8% compared to 359.8% in the second quarter of 2009.  The 2009 rate included a tax expense of $9.1 million related to cash repatriation.  Excluding this item, the adjusted tax rate for second quarter 2009 was 24.1%.

Net earnings were $5.9 million, or $0.17 per diluted share, in the second quarter of 2010 compared with a loss of $7.0 million, or $0.21 per share, in the second quarter of 2009 which included a tax expense of $0.27 per share related to cash repatriation.

Reconciliation of Effective Tax Rate to Adjusted Tax Rate

For the Quarter Ended June 28, 2009
Calculation of effective tax rate
Pretax earnings	$2,704
Income tax expense	9,729
Effective tax rate	359.8%

Calculation of adjusted tax rate
Pretax earnings	$2,704

Income tax expense	$9,729
Tax expense related to repatriation	(9,077)
Adjusted tax expense	$652
Adjusted tax rate	24.1%

Adjusted tax expense and adjusted tax rate are non-GAAP financial measures.  The most directly comparable GAAP financial measures are income tax expense and effective tax rate, respectively.  We calculate adjusted tax expense and adjusted tax rate in the second quarter of 2009 to exclude the tax impact related to our cash repatriation.  We exclude the impact of this item as it has a significant impact on comparable GAAP financial measures and could distort an evaluation of our normal operating performance.

Comparison of First Six Months 2010 and First Six Months 2009

Segment Discussion

The following table highlights the segment results for the six-month periods ending July 4, 2010 and June 28, 2009:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Six Months 2010
Sales	$145,671	$122,583	$268,254
Segment operating earnings/(loss)	$16,967	$(2,879)	$14,088
% of sales	11.6%	(2.3)%	5.3%

First Six Months 2009
Sales	$91,900	$146,629	$238,529
Segment operating (loss)/earnings	$(1,320)	$4,345	$3,025
% of sales	(1.4)%	3.0%	1.3%

Sales in the Components and Sensors segment increased $53.8 million, or 58.5% from the first six months of 2009, primarily attributed to increased automotive product sales of $37.4 million, reflecting strong growth primarily in global light vehicle production and higher electronic component sales of $16.4 million as a result of generally improved economic trends and new product introductions.

The Components and Sensors segment operating earnings were $17.0 million in the first six months of 2010 versus an operating loss of $1.3 million in the first six months of 2009.  The favorable earnings change resulted primarily from the net impact of higher sales partially offset by higher R&D costs of $2.1 million to develop and launch new growth initiatives.

Sales in the EMS segment decreased $24.0 million, or 16.4%, in the first six months of 2010 versus the first six months of 2009.  The decrease in sales was primarily attributable to $18.9 million lower sales in the defense and aerospace market due to reduced customer demand. Further, EMS sales in the computer market were negatively impacted by $13.3 million primarily attributable to lower sales to our customer Hewlett-Packard due to a product that reached end-of-life in the second quarter of 2009 while sales in the communications market were positively impacted by $10.7 million due to generally improved economic conditions.

EMS segment operating losses were $2.9 million in the first six months of 2010 versus earnings of $4.3 million in the first six months of 2009.  The unfavorable earnings change was primarily due to lower sales.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six-month periods ended July 4, 2010 and June 28, 2009:

	Six months ended
($ in thousands, except net earnings per share)	July 4, 2010	June 28, 2009	Increase (Decrease)
Net sales	$268,254	$238,529	$29,725

Gross margin	$60,819	$41,707	$19,112
% of net sales	22.7%	17.5%	5.2%

Selling, general and administrative expenses	$37,832	$31,863	$5,969
% of net sales	14.1%	13.4%	0.7%

Research and development expenses	$8,899	$6,819	$2,080
% of net sales	3.3%	2.9%	0.4%

Restructuring charge	$—	$2,243	$(2,243)
% of net sales	—%	0.9%	(0.9)%

Goodwill impairment	$—	$33,153	$(33,153)
% of net sales	—%	13.9%	(13.9)%

Operating earnings/(loss)	$14,088	$(32,371)	$46,459
% of net sales	5.3%	(13.6)%	18.9%

Income tax expense	$2,615	$8,699	$(6,084)

Net earnings/(loss)	$10,323	$(42,674)	$52,997
% of net sales	3.8%	(17.9)%	21.7%

Net earnings/(loss) per diluted share	$0.30	$(1.26)	$1.56

Sales of $268.3 million in the first six months of 2010 increased $29.7 million, or 12.5%, from the first six months of 2009.  The increase was primarily attributable to the Components and Sensors segment, with higher sales of $53.8 million primarily in the automotive market.  EMS segment sales decreased $24.0 million primarily from lower defense and aerospace market sales.

Gross margin as a percent of sales was 22.7% in the first six months of 2010 compared to 17.5% in the first six months of 2009 due to higher absorption of fixed costs on higher sales volumes and favorable segment sales mix.  Sales in the Components and Sensors segment, which inherently generates a higher gross margin, increased to 54.3% of total company sales in the first six months of 2010 compared to 38.5% of total sales in the same period of 2009.

SG&A expenses were $37.8 million, or 14.1% of sales, in the first six months of 2010 versus $31.9 million, or 13.4% of sales, in the first six months of 2009.  This increase of $6.0 million reflects increased spending of approximately $5.5 million related to higher sales and approximately $1.2 million resulting from the reinstatement of certain compensation-related items that were temporarily suspended during the second quarter of 2009 due to the recessionary economic environment.

R&D expenses were $8.9 million, or 3.3% of sales, in the first six months of 2010 versus $6.8 million, or 2.9% of sales, in the first six months of 2009.  The slight increase as a percentage of sales was primarily to develop and launch new growth initiatives.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $14.1 million in the first six months of 2010 compared to a loss was $32.4 million in the first six months of 2009.  The first six months of 2009 included a $33.2 million goodwill impairment charge and $2.2 million of restructuring costs associated with the restructuring actions announced in March 2009.  No such costs were incurred in the first six months of 2010.

Interest and other expense in the first six months of 2010 was $1.2 million versus $1.6 million in the same period of 2009.  The lower expense in 2010 primarily resulted from $0.9 million lower net interest expense due to lower outstanding debt partially offset by higher foreign currency exchange losses of $0.4 million.

The effective tax rate for the first six months of 2010 was 20.2%.  Comparatively, the effective tax rate for the first six months of 2009 was (25.6)%.  On a year-to-date basis, income tax expense of $2.6 million was recorded during the first six months of 2010 compared to $8.7 million during the first six months of 2009.  The 2009 expense included a tax expense of $9.1 million related to cash repatriation and a tax benefit of $0.2 million related to goodwill impairment.  Excluding these items, the adjusted tax rate for the first six months of 2009 was 21.0%.

Net earnings of $10.3 million, or $0.30 per diluted share, in the first six months of 2010 compared with a loss of $42.7 million, or $1.26 per share, in the first six months of 2009 which included $0.97 per share for non-cash goodwill impairment, a tax expense of $0.27 per share related to cash repatriation and $0.05 per share of restructuring charges.

Reconciliation of Effective Tax Rate to Adjusted Tax Rate

For the Six-month Period Ended June 28, 2009

Pre-tax (loss)	$(33,975)
Income tax expense	$8,699
Effective tax rate	(25.6)%

Pre-tax (loss)	$(33,975)
Add:
Goodwill impairment charges	33,153
Adjusted Pre-tax (loss)	$(822)

Income tax expense	$8,699
Subtract:
Tax expense related to cash repatriation and goodwill impairment charges	(8,872)
Adjusted tax (benefit)	$(173)

Adjusted tax rate	21.0%

Adjusted pre-tax (loss), adjusted tax expense and adjusted tax rate are non-GAAP financial measures. The most directly comparable GAAP financial measures are pre-tax (loss), income tax expense and effective tax rate, respectively. We calculate adjusted pre-tax (loss) to exclude the impact of our goodwill impairment charge. We calculate our adjusted tax expense and adjusted tax rate to exclude the tax impact of our goodwill impairment charge and the tax impact related to our cash repatriation. We exclude the impacts of these items as they have significant impacts on comparable GAAP financial measures and could distort an evaluation of our normal operating performance.

Toyota Recall

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”).  In January 2010, Toyota initiated a recall of approximately 2.3 million vehicles in North America containing pedals manufactured by us.  We responded to an inquiry from the National Highway Traffic Safety Administration, which has since closed, and subpoenas from a United States Attorney and the Securities and Exchange Commission related to this event.  The pedal recall and associated events also led to our being named as a co-defendant with Toyota in certain litigation.  In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles.  The limited exceptions to indemnification restrict our share of any liability to amounts collectible from our insurers.

To date, costs related to the Toyota recall have been immaterial.

Outlook

Based on our first half results and current outlook, and assuming no new economic weakness, management anticipates full-year 2010 diluted earnings per share in the range of  $0.55 to $0.62 compared to the previous range of $0.52 to $0.60.  Full-year 2010 sales are estimated to increase 10%-15% over 2009 compared to the previous guidance of 12%-20% increase year-over-year.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $65.2 million at July 4, 2010 and $51.2 million at December 31, 2009.  Total debt on July 4, 2010 was $65.9 million, compared to $50.4 million at the end of 2009, as we increased debt primarily to support higher sales.  Total debt as a percentage of total capitalization was 20.4% at the end of the second quarter of 2010, compared with 16.9% at the end of 2009.  Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased $26.2 million in the first six months of 2010 versus year-end 2009, primarily due to increases in cash and cash equivalents of $14.1 million, inventory of $14.4 million and accounts receivable of $12.9 million, partially offset by an increase in accounts payable of $15.8 million.

Cash Flow

Operating Activities

Net cash provided by operating activities was $6.3 million during the first six months of 2010.  Components of net cash provided by operating activities included net earnings of $10.3 million and depreciation and amortization expense of $8.8 million, partially offset by net changes in assets and liabilities of $13.0 million.  The changes in assets and liabilities, which include the impact of foreign exchange, were primarily due to increased inventories of $14.7 million and increased accounts receivable of $13.8 million partially offset by increased accounts payable and accrued liabilities of $17.1 million, all to support higher sales.

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

Investing Activities

Net cash used in investing activities for the first six months of 2010 was $5.7 million, of which $6.2 million was for capital expenditures, partially offset by proceeds of $1.0 million received from the sales of assets.

Net cash used in investing activities for the first six months of 2009 was $1.5 million of which $2.9 million was for capital expenditures, partially offset by proceeds of $1.1 million received from the sale of an idle facility.

Financing Activities

Net cash provided by financing activities for the first six months of 2010 was $13.5 million, consisting primarily of a net increase in long-term debt of $15.5 million, offset by $2.0 million in dividend payments.  The additional debt was primarily used to meet working capital requirements to support higher sales.

Net cash used by financing activities for the first six months of 2009 was $32.4 million, primarily from paying off the remaining aggregate principal amount of senior subordinated debentures in May 2009.  We used cash to fund this debt repayment.

Capital Resources

Refer to Note E, “Debt,” for further discussion.

On June 27, 2006, we entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $65.9 million and $50.4 million outstanding under the revolving credit agreement at July 4, 2010 and December 31, 2009, respectively.  At July 4, 2010 and December 31, 2009, We had $31.3 million and $46.8 million available under this agreement, net of standby letters of credit of $2.8 million, respectively.  Interest rates on the revolving credit agreement fluctuate based upon LIBOR and our quarterly total leverage ratio.  We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at July 4, 2010.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  We were in compliance with all debt covenants as of July 4, 2010.  The revolving credit agreement also requires us to deliver quarterly financial statements, annual financial statements, auditor’s certifications and compliance certificates within a specified number of days after the end of a quarter and year-end.  Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments.  The revolving credit agreement expires in June 2011.  We have the intent and ability to renew our revolving credit agreement for a period extending beyond one year from the balance sheet date on or before the expiration date.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock in the open market at a maximum price of $13.00 per share.  The authorization has no expiration.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  No shares were repurchased under this program in 2009 or for the six-month period ended July 4, 2010.

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our bank credit agreements.  We believe that expected positive cash flows from operating activities and available borrowings under current and future credit agreements will be adequate to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months.

Recent Accounting Pronouncements

ASU 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 did not have a material impact on our consolidated financial statements.

ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), that amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”). ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, we have adopted the provisions of ASU 2010-09. The adoption of these provisions did not have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended July 4, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, certain third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles.  If it is determined that CTS acted negligently in selecting materials or processes where we had sole control over the selection process, in failing to meet Toyota’s specifications, or in making unapproved changes in component design or materials, and such negligence caused or contributed to a claim, we will be responsible for any judgment that may be rendered against us individually, or any portion of a judgment that may be allocated to us, but limited only to the extent of insurance collected from our insurers.  Toyota would remain responsible to defend CTS in these actions and would remain responsible for any balance of the remaining liability over amounts recovered by insurance. The agreement also does not cover costs or liabilities in connection with government investigations, government hearings, or government recalls.

Presently, we have been served process and named as co-defendant with Toyota in approximately forty four open lawsuits.  The claims brought generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects.  Some suits combine elements of both.  Claims include demands for compensatory and special damages.  To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above.  Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry.  We anticipate we will be dismissed from those lawsuits where it is found we did not supply the pedal assembly for the particular vehicle at issue.  Most lawsuits have been consolidated to be heard in the United States District Court, Southern District of California, though some remain in various other courts.

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

Item 4.   Submission of Matters to a Vote by Security Holders

The Annual Meeting of Shareholders of CTS Corporation was held on May 26, 2010.  At the meeting, the following matters were submitted to a vote of the stockholders of CTS:

The following individuals were nominated in 2010 to serve until the next Annual Meeting of Shareholders in 2011.  All nominees were elected.  The results were as follows:

Director Nominee	For	Withheld	Broker Non-Vote
Walter S. Catlow	28,540,371	790,779	1,967,841
Lawrence J. Ciancia	28,628,407	702,743	1,967,841
Thomas G. Cody	28,538,631	792,519	1,967,841
Patricia K. Collawn	26,671,764	2,659,386	1,967,841
Roger R. Hemminghaus	28,744,320	586,830	1,967,841
Michael A. Henning	28,635,327	695,823	1,967,841
Vinod M. Khilnani	28,399,892	931,258	1,967,841
Robert A. Profusek	28,651,133	680,017	1,967,841

Ratification of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010:

For	Against	Abstained	Broker Non-Vote
31,216,051	62,253	20,687	------

Item 6.   Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Secretary and General Counsel	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: July 27, 2010	Dated: July 27, 2010