Form 10-Q
period 2010-10-03
CTS CORP
filed 2010-10-27
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 2010
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
Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2010: 34,183,382.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS/(LOSS) - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009

Net sales	$139,362	$126,565	$407,616	$365,094
Costs and expenses:
Cost of goods sold	109,393	100,380	316,828	297,202
Selling, general and administrative expenses	17,112	16,494	54,944	48,357
Research and development expenses	5,086	3,408	13,985	10,227
Restructuring charge – Note I	—	—	—	2,243
Goodwill impairment	—	—	—	33,153
Operating earnings/(loss)	7,771	6,283	21,859	(26,088)
Other (expense)/income:
Interest expense	(254)	(256)	(717)	(1,615)
Interest income	105	17	239	118
Other	1,738	(390)	917	(736)
Total other income/(expense)	1,589	(629)	439	(2,233)

Earnings/(loss) before income taxes	9,360	5,654	22,298	(28,321)
Income tax expense	2,445	1,173	5,060	9,872
Net earnings/(loss)	$6,915	$4,481	$17,238	$(38,193)
Net earnings/(loss) per share - Note J
Basic	$0.20	$0.13	$0.51	$(1.13)

Diluted	$0.20	$0.13	$0.50	$(1.13)

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09
Average common shares outstanding:
Basic	34,181	33,873	34,060	33,799
Diluted	34,827	34,513	34,816	33,799

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	October 3, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$73,031	$51,167
Accounts receivable, less allowances (2010 - $1,705; 2009- $2,119)	90,136	71,718
Inventories, net - Note D	76,562	54,348
Other current assets	19,325	16,502
Total current assets	259,054	193,735
Property, plant and equipment, less accumulated depreciation (2010 - $247,564; 2009 - $264,651)	79,409	81,120
Other Assets
Prepaid pension asset	32,621	29,373
Goodwill – Note L	500	500
Other intangible assets, net – Note L	32,056	33,938
Deferred income taxes	66,662	68,331
Other	579	660
Total other assets	132,418	132,802
Total Assets	$470,881	$407,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$70,534	$52,344
Accrued liabilities	41,201	38,172
Total current liabilities	111,735	90,516
Long-term debt - Note E	77,100	50,400
Other long-term obligations	16,902	19,287
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,504,141 shares issued at October 3, 2010 and 54,213,931 shares issued at December 31, 2009	285,350	282,491
Additional contributed capital	36,886	37,675
Retained earnings	331,750	317,582
Accumulated other comprehensive loss	(91,833)	(93,285)
	562,153	544,463
Cost of common stock held in treasury (2010 and 2009 – 20,320,759 shares)	(297,009)	(297,009)
Total shareholders’ equity	265,144	247,454
Total Liabilities and Shareholders’ Equity	$470,881	$407,657
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	October 3, 2010	September 27, 2009
Cash flows from operating activities:
Net earnings/(loss)	$17,238	(38,193)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	13,244	14,919
Prepaid pension asset	(5,985)	(5,853)
Equity-based compensation – Note B	2,911	2,711
Restructuring and impairment charges – Note I	—	2,243
Goodwill impairment – Note L	—	33,153
Amortization of retirement benefit adjustments – Note F	3,646	3,942
Other	(987)	7,389
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(17,929)	20,045
Inventories	(21,587)	11,031
Other current assets	(2,697)	1,600
Accounts payable and accrued liabilities	20,241	(18,936)
Total adjustments	(9,143)	72,244
Net cash provided by operating activities	8,095	34,051

Cash flows from investing activities:
Earnout payment related to a 2008 acquisition	(500)	—
Capital expenditures	(10,505)	(4,681)
Proceeds from sales of assets	1,530	1,309
Net cash used in investing activities	(9,475)	(3,372)

Cash flows from financing activities:
Payment of 2.125% Debentures	—	(32,500)
Payments of long-term debt – Note E	(2,488,950)	(2,141,050)
Proceeds from borrowings of long-term debt – Note E	2,515,650	2,142,550
Payments of short-term notes payable	(2,258)	(7,755)
Proceeds from borrowings of short-term notes payable	2,258	7,755
Dividends paid	(3,063)	(3,040)
Other	69	(929)
Net cash provided by/(used in) financing activities	23,706	(34,969)

Effect of exchange rate on cash and cash equivalents	(462)	(9)
Net increase/(decrease) in cash and cash equivalents	21,864	(4,299)

Cash and cash equivalents at beginning of year	51,167	44,628
Cash and cash equivalents at end of period	$73,031	$40,329

Supplemental cash flow information
Cash paid during the period for:
Interest	$633	$728
Income taxes—net	$2,370	$5,915

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS/ (LOSS) - UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net earnings/(loss)	$6,915	$4,481	$17,238	$(38,193)
Other comprehensive earnings/(loss):
Cumulative translation adjustment	1,090	(352)	(546)	1,925
Amortization of retirement benefit adjustments (net of tax)	582	779	1,998	2,253
Comprehensive earnings/(loss)	$8,587	$4,908	$18,690	$(34,015)

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
October 3, 2010

NOTE A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” or “the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE B – Equity-Based Compensation

At October 3, 2010, CTS had five equity-based compensation plans:  the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”).  All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity based awards align the interest of employees with those of its shareholders.

The 2009 Plan, and previously the 1996 Plan, 2001 Plan and 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2009 Plan and the 2004 Plan allows for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the three and nine months ended October 3, 2010 and September 27, 2009 relating to these plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 3 2010	September 27, 2009	October 3. 2010	September 27, 2009
Stock options	$—	$2	$3	$34
Restricted stock units	746	907	2,908	2,677
Total	$746	$909	$2,911	$2,711

The following table summarizes the status of these plans as of October 3, 2010:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding	—	276,850	709,013	128,350
Restricted stock units outstanding	515,494	265,004	—	—
Options exercisable	—	276,850	709,013	128,350
Awards available for grant	2,751,449	268,500	—	—

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

A summary of the status of stock options as of October 3, 2010 and September 27, 2009, and changes during the nine-month periods then ended, is presented below:

	October 3, 2010		September 27, 2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,179,088	$13.72	1,294,263	$14.53
Exercised	(17,000)	$7.70	—	$—
Expired	(47,875)	$42.30	(109,675)	$21.45
Forfeited	—	$—	—	$—
Outstanding at end of period	1,114,213	$12.59	1,184,588	$13.89

Exercisable at end of period	1,114,213	$12.59	1,163,838	$13.89

The total intrinsic value of share options exercised during the nine-month period ended October 3, 2010 was $30,000.  There were no share options exercised during the nine-month period ended September 27, 2009.

The weighted-average remaining contractual life of options outstanding and options exercisable at October 3, 2010 is 2.4 years. The aggregate intrinsic value of options outstanding and options exercisable at October 3, 2010 is approximately $550,000.

A summary of the nonvested stock options as of October 3, 2010 and September 27, 2009, and changes during the nine-month periods then ended, is presented below:

	October 3, 2010		September 27, 2009
	Options	Weighted-average Grant-Date Fair Value	Options	Weighted-average Grant-Date Fair Value
Nonvested at beginning of year	20,750	$6.24	74,525	$6.36
Vested	(20,750)	$6.24	(53,775)	$6.41
Forfeited	—	$—	—	$—
Nonvested at end of period	—	$—	20,750	$6.24

The total fair value of options vested during the nine-month periods ended October 3, 2010 and September 27, 2009 was approximately $130,000 and $345,000, respectively. As of October 3, 2010, there was no unrecognized compensation cost related to nonvested stock options.  CTS recognized expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes information about stock options outstanding at October 3, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 10/3/10	Life (Years)	Price	At 10/3/10	Price
$7.70 – 11.11	708,663	2.89	$9.41	708,663	$9.41
$13.68 – 16.24	227,800	2.98	$14.12	227,800	$14.12
$23.00 – 25.10	177,250	0.55	$23.24	177,250	$23.24
$42.69	500	0.11	$42.69	500	$42.69

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a three-year period.  A summary of the status of RSUs as of October 3, 2010 and September 27, 2009, and changes during the nine-month periods then ended is presented below:

	October 3, 2010		September 27, 2009
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	854,745	$8.47	700,358	$10.76
Granted	282,200	$7.59	390,850	$6.09
Converted	(282,895)	$9.01	(217,991)	$10.70
Forfeited	(73,552)	$7.49	(22,180)	$1132
Outstanding at end of period	780,498	$8.39	851,037	$8.61
Weighted-average remaining contractual life	5.3 years		4.7 years

CTS recorded compensation expense of approximately $471,000 and $2,015,000 related to service-based restricted stock units during the three and nine month periods ended October 3, 2010, respectively.  CTS recorded compensation expense of approximately $663,000 and $1,971,000 related to service-based restricted stock units during the three and nine month periods ended September 27, 2009, respectively.

As of October 3, 2010, there was $2.1 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

CTS recorded compensation expense of approximately $87,000 and $264,000 related to performance-based restricted stock units during the three and nine month periods ended October 3, 2010, respectively.  CTS recorded compensation expense of approximately $34,000 and $85,000 related to performance-based restricted stock units during the three and nine month periods ended September 27, 2009, respectively.  As of October 3, 2010 there was approximately $420,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a weighted-average period 1.0 year.

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

CTS recorded compensation expense of approximately $188,000 and $629,000 related to market-based restricted stock units during the three and nine month periods ended October 3, 2010, respectively.  CTS recorded compensation expense of approximately $210,000 and $621,000 related to market-based restricted stock units during the three and nine month periods ended September 27, 2009, respectively. As of October 3, 2010, there was approximately $800,000 of unrecognized compensation cost related to market-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.0 year.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors’ Plan was frozen effective December 1, 2004.  All future grants will be from the 2004 Plan.

NOTE C—Fair Value Measurement

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of October 3, 2010:

($ in thousands)	Carrying Value at October 3, 2010	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt	$77,100	$—	$77,100	$—

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2009:

($ in thousands)	Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt	$50,400	$—	$50,400	$—

CTS’ long-term debt consists of a revolving debt agreement.  There is a readily determinable market for CTS’ revolving credit debt and is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active.  The fair value of long-term debt was measured using a market approach which uses current industry information.

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	October 3, 2010	December 31, 2009
Finished goods	$6,357	$7,220
Work-in-process	17,331	12,941
Raw materials	52,874	34,187
Total inventories, net	$76,562	$54,348

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	October 3, 2010	December 31, 2009
Revolving credit agreement, weighted-average interest rate of 1.0% (2010), and 1.1% (2009) due in 2011	$77,100	$50,400

On June 27, 2006, CTS entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $77.1 million and $50.4 million outstanding under the revolving credit agreement at October 3, 2010 and December 31, 2009, respectively.  At October 3, 2010 and December 31, 2009, CTS had $20.1 million and $46.8 million available under this agreement, net of standby letters of credit of $2.8 million, respectively. Interest rates on the revolving credit agreement fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was .15 percent per annum at October 3, 2010.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  CTS was in compliance with all debt covenants at October 3, 2010.  The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end. Additionally, the revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011. CTS has the intent and ability to renew its obligation incurred under the revolving credit agreement for a period extending beyond one year from the balance-sheet date on or before the expiration date.

NOTE F – Retirement Plans

Net pension (income)/postretirement expense for the three and nine-months ended October 3, 2010 and September 27, 2009 include the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
PENSION PLANS
Service cost	$746	$788	$2,236	$2,346
Interest cost	3,315	3,396	9,957	10,268
Expected return on plan assets (1)	(6,086)	(6,108)	(18,247)	(18,305)
Settlement cost	—	—	234	—
Amortization of prior service cost	153	126	663	378
Amortization of loss	993	1,198	2,983	3,640
Net pension income	$(879)	$(600)	$(2,174)	$(1,673)
______________________________________
1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Nine Months Ended
($ in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$3	$3	$10	$8
Interest cost	75	78	225	235
Amortization of gain	—	(25)	—	(76)
Net postretirement expense	$78	$56	$235	$167

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Third Quarter of 2010
Net sales to external customers	$67,592	$71,770	$139,362
Segment operating earnings	$72	$7,699	$7,771
Total assets	$137,615	$333,266	$470,881

Third Quarter of 2009
Net sales to external customers	$70,737	$55,828	$126,565
Segment operating earnings	$2,214	$4,069	$6,283
Total assets	$122,937	$283,743	$406,680

First Nine Months of 2010
Net sales to external customers	$190,175	$217,441	$407,616
Segment operating (loss)/earnings	$(2,807)	$24,666	$21,859
Total assets	$137,615	$333,266	$470,881

First Nine Months of 2009
Net sales to external customers	$217,366	$147,728	$365,094
Segment operating earnings	$6,559	$2,749	$9,308
Total assets	$122,937	$283,743	$406,680

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated pre-tax income is shown in the following table:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Total segment operating earnings	$7,771	$6,283	$21,859	$9,308
Restructuring and related charges	—	—	—	(2,243)
Goodwill impairment	—	—	—	(33,153)
Interest expense	(254)	(256)	(717)	(1,615)
Interest income	105	17	239	118
Other income/(expense)	1,738	(390)	917	(736)
Earnings/(loss) before income taxes	$9,360	$5,654	$22,298	$(28,321)

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

NOTE J –Earnings/(Loss) Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings/ (loss) per share (“EPS”) computations. Basic earnings/ (loss) per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings/ (loss) as the numerator. Diluted earnings/ (loss) per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings/ (loss) per share. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and nine-month periods ended October 3, 2010 and September 27, 2009.

($ in thousands, except per share amounts)	Net Earnings/(Loss) (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Third Quarter 2010
Basic EPS	$6,915	34,181	$0.20
Effect of dilutive securities:
Equity-based compensation plans	—	646
Diluted EPS	$6,915	34,827	$0.20

Third Quarter 2009
Basic EPS	$4,481	33,873	$0.13
Effect of dilutive securities:
Equity-based compensation plans	—	640
Diluted EPS	$4,481	34,513	$0.13

First Nine Months of 2010
Basic EPS	$17,238	34,060	$0.51
Effect of dilutive securities:
Equity-based compensation plans	—	756
Diluted EPS	$17,238	34,816	$0.50

First Nine Months of 2009
Basic EPS	$(38,193)	33,799	$(1.13)
Effect of dilutive securities:
Equity-based compensation plans	—	—
Diluted EPS	$(38,193)	33,799	$(1.13)

The following table shows the potentially dilutive securities which have been excluded from the three and nine-month periods 2010 and 2009 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
(Number of Shares in Thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Stock options where the assumed proceeds exceeds the average market price	866	919	866	1,134
Restricted stock units	—	—	—	582
Securities related to the subordinated convertible debt	—	—	—	984

NOTE K – Treasury Stock

Common stock held in treasury totaled 20,320,759 shares with a cost of $297.0 million, at October 3, 2010 and December 31, 2009. Approximately 6.5 million shares are available for future issuances.

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

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	October 3, 2010		December 31, 2009
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$51,084	$(19,388)	$51,084	$(17,544)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	500	(140)	500	(102)
Total	61,903	(29,847)	61,903	(27,965)
Goodwill	500	—	500	—
Total other intangible assets and goodwill	$62,403	$(29,847)	$62,403	$(27,965)

Of the net intangible assets at October 3, 2010, $7.5 million relates to the EMS segment and $25.1 million relates to the Components and Sensors segment. CTS recorded amortization expense of $0.6 million and $1.9 million during the three and nine-month periods ended October 3, 2010, respectively.  CTS recorded amortization expense of $0.6 million and $2.4 million during the three and nine-month periods ended September 27, 2009, respectively.  CTS estimates remaining amortization expense of $0.6 million in 2010, $2.4 million per year in years 2011 through 2014, and $21.9 million thereafter.

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

As discussed in more detail throughout the MD&A:

•
Total sales in the third quarter of 2010 of $139.4 million were reported through two segments, Components and Sensors and EMS.  Sales increased by $12.8 million, or 10.1%, in the third quarter of 2010 from the third quarter of 2009.  Sales in the Components and Sensors segment increased by 28.6% versus the third quarter of 2009, while sales in the EMS segment decreased by 4.4%.

•
Gross margin as a percent of sales was 21.5% in the third quarter of 2010 compared to 20.7% in the third quarter of 2009 due to favorable segment sales mix and improved absorption of fixed costs on higher sales.  The Components and Sensors segment, which inherently generates a higher gross margin, increased to 51.5% of total company sales in the third quarter of 2010 compared to 44.1% of total sales in the same period of 2009.

•	Selling, general and administrative (“SG&A”) expenses were $17.1 million, or 12.3% of sales, in the third quarter of 2010 versus $16.5 million, or 13.0% of sales in the third quarter of 2009.

•
Research and development (“R&D”) expenses were $5.1 million, or 3.6% of sales, in the third quarter of 2010 compared to $3.4 million, or 2.7% of sales, in the third quarter of 2009.  This increase of $1.7 million reflects higher spending on new product development and new growth initiatives.

•	Income tax expense and effective tax rate for the third quarter of 2010 were $2.4 million and 26.1% respectively versus $1.2 million and 20.7% in the same quarter 2009.

•	Net earnings were $6.9 million, or $0.20 per diluted share, in the third quarter of 2010. This compares with $4.5 million, or $0.13 per diluted share, in the third quarter of 2009.

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

In the third quarter of 2010, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Third Quarter 2010 and Third Quarter 2009

Segment Discussion

Refer to Note G, “Segments”, for a description of our segments.

The following table highlights the segment results for the quarters ending October 3, 2010 and September 27, 2009:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Third Quarter 2010
Sales	$71,770	$67,592	$139,362
Segment operating earnings	7,699	$72	$7,771
% of sales	10.7%	0.1%	5.6%

Third Quarter 2009
Sales	$55,828	$70,737	$126,565
Segment operating earnings	4,069	$2,214	$6,283
% of sales	7.3%	3.1%	5.0%

Sales in the Components and Sensors segment increased $15.9 million, or 28.6%, from the third quarter of 2009 primarily attributable to an increase in automotive market sales of $7.2 million, reflecting improvement in global light vehicle production and new product introductions, and higher electronic component sales of $8.7 million due to generally improved economic trends driving increased customer demand and new product introductions.

The Components and Sensors segment recorded operating earnings of $7.7 million in the third quarter of 2010 versus $4.1 million in the third quarter of 2009.  The favorable earnings change resulted primarily from higher sales, offset by higher R&D costs of $1.7 million to develop and launch new growth initiatives.

Sales in the EMS segment decreased $3.1 million, or 4.4%, in the third quarter of 2010 from the third quarter of 2009.  The decrease in sales was primarily attributable to lower sales of $5.6 million in the defense and aerospace and $3.5 million in medical markets due to reduced customer demand and timing of new programs, partially offset by increases in the industrial and communications markets of $4.5 million and $2.0 million, respectively.

EMS segment operating earnings was $0.1 million in the third quarter of 2010 versus earnings of $2.2 million in the third quarter 2009.  The unfavorable earnings change was primarily due to lower sales and unfavorable product mix.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended October 3, 2010 and September 27, 2009:

	Quarter ended
($ in thousands, except net earnings per share)	October 3, 2010	September 27, 2009	Increase (Decrease)
Net sales	$139,362	$126,565	$12,797

Gross margin	$29,969	$26,185	$3,784
% of net sales	21.5%	20.7%	0.8%

Selling, general and administrative expenses	$17,112	$16,494	$618
% of net sales	12.3%	13.0%	(0.7)%

Research and development expenses	$5,086	$3,408	$1,678
% of net sales	3.6%	2.7%	0.9%

Operating earnings	$7,771	$6,283	$1,488
% of net sales	5.6%	5.0%	0.6%

Interest and other income/(expense)	$1,589	$(629)	$2,218
% of net sales	1.1%	(0.5)%	1.6%

Income tax expense	$2,445	$1,173	$1,272

Net earnings	$6,915	$4,481	$2,434
% of net sales	5.0%	3.5%	1.5%

Net earnings per diluted share	$0.20	$0.13	$0.07

Sales of $139.4 million in the third quarter of 2010 increased $12.8 million, or 10.1%, from the third quarter of 2009 primarily attributable to an increase in automotive market sales of $7.2 million, reflecting improvement in global light vehicle production and new product introductions, and higher electronic component sales of $8.7 million due to increased customer demand and new product introductions.  EMS segment sales decrease of $3.1 million was primarily attributable to lower sales of $5.6 million in the defense and aerospace and $3.5 million in medical markets due to reduced customer demand and timing of new programs, partially offset by increases in the industrial and communications markets of $4.5 million and $2.0 million, respectively, due to higher customer demand resulting from generally improved economic trends.

Gross margin as a percent of sales was 21.5% in the third quarter of 2010 compared to 20.7% in the third quarter of 2009 due to favorable segment sales mix and improved absorption of fixed costs on higher sales.  The Components and Sensors segment, which inherently generates a higher gross margin, increased to 51.5% of total company sales in the third quarter of 2010 compared to 44.1% of total sales in the same period of 2009.

SG&A expenses were $17.1 million, or 12.3% of sales, in the third quarter of 2010 versus $16.5 million, or 13.0% of sales, in the third quarter of 2009.  SG&A expenses as a percentage of sales improved slightly due to the fact that sales grew at a higher rate than that of SG&A in spite of the reinstatement of certain compensation-related items that were temporarily suspended during 2009 due to the recessionary economic environment.

R&D expenses were $5.1 million, or 3.6% of sales, in the third quarter of 2010 compared to $3.4 million, or 2.7% of sales, in the third quarter of 2009.  The increase as a percentage of sales was primarily driven by spending to develop and launch new growth initiatives.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $7.8 million in the third quarter of 2010 compared to $6.3 million in the third quarter of 2009.

Interest and other income was $1.6 million in the third quarter of 2010 versus $0.6 million expense in the same quarter 2009 due to the favorable impact of the weakening of the U.S. dollar relative to most of the currencies of the countries where we do business.

The effective tax rate for third quarter 2010 was 26.1% compared to 20.7% in the third quarter of 2009.  The increase in effective tax rate was primarily due to changes in the mix of earnings by jurisdiction as more income was earned in locations with higher marginal tax rates and an increase in the valuation allowance at one of our foreign units.

Net earnings were $6.9 million, or $0.20 per diluted share, in the third quarter of 2010 compared with a net income of $4.5 million, or $0.13 per share, in the third quarter of 2009.

Comparison of First Nine Months 2010 and First Nine Months 2009

Segment Discussion

The following table highlights the segment results for the nine-month periods ending October 3, 2010 and September 27, 2009:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Nine Months 2010
Sales	$217,441	$190,175	$407,616
Segment operating earnings/(loss)	$24,666	$(2,807)	$21,859
% of sales	11.3%	(1.5)%	5.4%

First Nine Months 2009
Sales	$147,728	$217,366	$365,094
Segment operating earnings	$2,749	$6,559	$9,308
% of sales	1.9%	3.0%	2.5%

Sales in the Components and Sensors segment increased $69.7 million, or 47.2%, from the first nine months of 2009, primarily attributable to an increase in automotive market sales of $44.6 million, reflecting improvement in global light vehicle production and higher electronic component sales of $25.1 million due to generally improved economic trends driving increased customer demand and new product introductions.

The Components and Sensors segment recorded operating earnings of $24.7 million in the first nine months of 2010 versus $2.7 million in the first nine months of 2009.  The favorable earnings change resulted primarily from the higher sales, partially offset by higher R&D costs of $3.8 million to develop and launch new growth initiatives.

Sales in the EMS segment decreased $27.2 million, or 12.5%, in the first nine months of 2010 versus the first nine months of 2009.  The decrease in sales was primarily attributable to lower sales of $24.5 million in the defense and aerospace market, $15.2 million in the computer market and $10.0 million the medical market due to reduced customer demand, offset by higher sales in the communications and industrial markets of $12.7 million in the communications, $5.5 million in the industrial markets and $4.3 million in the other markets.  The decrease in sales in the computer market was driven by $15.4 million lower sales to our customer Hewlett-Packard due to a product that essentially reached end-of-life in 2009. End-of-life typically means that the product is no longer required by the customer due to a design change or technological advancement.

EMS segment operating losses were $2.8 million in the first nine months of 2010 versus earnings of $6.6 million in the first nine months of 2009.  The unfavorable earnings change was primarily due to lower sales and unfavorable product mix.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine-month periods ended October 3, 2010 and September 27, 2009:

	Nine months ended
($ in thousands, except net earnings per share)	October 3, 2010	September 27, 2009	Increase (Decrease)
Net sales	$407,616	$365,094	$42,522

Gross margin	$90,788	$67,892	$22,896
% of net sales	22.3%	18.6%	3.7%

Selling, general and administrative expenses	$54,944	$48,357	$6,587
% of net sales	13.5%	13.2%	0.3%

Research and development expenses	$13,985	$10,227	$3,758
% of net sales	3.4%	2.8%	0.6%

Restructuring charge	$—	$2,243	$(2,243)
% of net sales	—%	0.6%	(0.6)%

Goodwill impairment	$—	$33,153	$(33,153)
% of net sales	—%	9.1%	(9.1)%

Operating earnings/(loss)	$21,859	$(26,088)	$47,947
% of net sales	5.4%	(7.1)%	12.5%

Interest and other income/(expense)	$439	$(2,233)	$2,672
% of net sales	0.1%	(0.6)%	0.7%

Income tax expense	$5,060	$9,872	$(4,812)

Net earnings/(loss)	$17,238	$(38,193)	$55,431
% of net sales	4.2%	(10.5)%	14.7%

Net earnings/(loss) per diluted share	$0.50	$(1.13)	$1.63

Sales of $407.6 million in the first nine months of 2010 increased $42.5 million, or 11.6%, from the first nine months of 2009, primarily attributed to increased automotive product sales of $44.6 million, reflecting improvement in global light vehicle production, and higher electronic component sales of $25.1 million due to increased customer demand and new product introductions.  EMS segment sales decrease of $27.2 million was primarily attributable to lower sales of $24.5 million in the defense and aerospace market, $15.2 million in the computer market and $10.0 million the medical market due to reduced customer demand, offset by higher sales of $12.7 million in the communications, $5.5 million in the industrial markets and $4.3 million in the other markets.  The decrease in sales in the computer market was driven by $15.4 million lower sales to our customer Hewlett-Packard due to a product that essentially reached end-of-life in 2009. End-of-life typically means that the product is no longer required by the customer due to a design change or technological advancement.

Gross margin as a percent of sales was 22.3% in the first nine months of 2010 compared to 18.6% in the first nine months of 2009 due to favorable segment sales mix and improved absorption of fixed costs on higher sales.  The Components and Sensors segment, which inherently generates a higher gross margin increased to 53.3% of total company sales in the first nine months of 2010 compared to 40.5% of total sales in the same period of 2009.

SG&A expenses were $54.9 million, or 13.5% of sales, in the first nine months of 2010 versus $48.4 million, or 13.2% of sales, in the first nine months of 2009.  SG&A expenses as a percentage of sales slightly increased primarily attributable to an increased spending of approximately $5.1 million to support higher sales and $1.6 million resulting from the reinstatement of certain compensation-related items  that were temporarily suspended during 2009 due to the recessionary economic environment.

R&D expenses were $14.0 million, or 3.4% of sales, in the first nine months of 2010 versus $10.2 million, or 2.8% of sales, in the first nine months of 2009.  The slight increase as a percentage of sales was primarily driven by spending to develop and launch new growth initiatives.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $21.9 million in the first nine months of 2010 compared to a loss of $26.1 million in the first nine months of 2009.  The first nine months of 2009 included a $33.2 million goodwill impairment charge and approximately $2.2 million of restructuring costs associated with the restructuring actions announced in March 2009.  No such costs were incurred in the first nine months of 2010.

Interest and other income in the first nine months of 2010 was $0.4 million versus interest and other expenses of $2.2 million in the same period of 2009.  The income in 2010 primarily resulted from a foreign currency exchange gain of $1.7 million due to the favorable weakening of the U.S. dollar relative to most of the currencies of the countries where we do business, and $0.9 million lower net interest expense due to lower outstanding debt in 2010.

The effective tax rate for the first nine months of 2010 was 22.7%.  Comparatively, the effective tax rate for the first nine months of 2009 was (34.9)%.  On a year-to-date basis, income tax expense in the amount of $5.1 million was recorded during the first nine months of 2010 compared to $9.9 million during the first nine months of 2009.  The 2009 expense included a tax expense of $9.1 million related to cash repatriation and a tax benefit of $0.2 million related to goodwill impairment.  Excluding these items, the adjusted tax rate for the first nine months of 2009 was 20.7%.  Compared to the 2009 adjusted tax rate, tax expense increased due to changes in the mix of earnings by jurisdiction as more income was earned in locations with higher marginal tax rates.

Net earnings of $17.2 million, or $0.50 per diluted share, in the first nine months of 2010 compared with a net loss of $38.2 million, or $1.13 per share, in the first nine months of 2009 which included $0.98 per share for non-cash goodwill impairment, a tax expense of $0.27 per share related to cash repatriation and $0.05 per share of restructuring charges.

Reconciliation of Effective Tax Rate as Reported to Adjusted Tax Rate

For the Nine-month Period Ended September 27, 2009

Pre-tax loss	$(28,321)
Income tax expense	$9,872
Effective tax rate	(34.9)%

Pre-tax loss	$(28,321)
Add:
Goodwill impairment charges	33,153
Adjusted Pre-tax earnings	$4,832

Income tax expense	$9,872
Subtract:
Tax expense related to cash repatriation and goodwill impairment charges	(8,872)
Adjusted tax benefit	$1,000

Adjusted tax rate	20.7%

Adjusted tax rate is a non-GAAP financial measure.  The most directly comparable GAAP financial measure is effective tax rate.  We calculate adjusted tax rate to exclude the impact of our goodwill impairment charge from our pre-tax loss and the tax impacts related to this charge and cash repatriation. We exclude the impacts of these items as they have significant impacts on comparable GAAP financial measures and could distort an evaluation of our normal operating performance.

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

Outlook

Based on our year-to-date results and current outlook, and assuming no new economic weakness, management anticipates full-year 2010 diluted earnings per share in the range of $0.60 to $0.65, which is higher than our previous guidance of $0.55 to $0.62.  Full-year 2010 sales are estimated to increase by 10%-15% over 2009.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $73.0 million at October 3, 2010 and $51.2 million at December 31, 2009.  Total debt on October 3, 2010 was $77.1 million, compared to $50.4 million at the end of 2009, as we increased debt primarily to fund domestic working capital requirements as sales increased.  Total debt as a percentage of total capitalization was 22.5% at the end of the third quarter of 2010, compared with 16.9% at the end of 2009.  Total debt as a percentage of total capitalization is defined as the sum of notes payable, current portion of long-term debt and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased $44.1 million in the third quarter of 2010 versus year-end 2009, primarily due to increases in cash and cash equivalents of $21.9 million, inventory of $22.2 million and accounts receivable of $18.4 million, partially offset by an increase in accounts payable of $18.2 million.

Cash Flow

Operating Activities

Net cash provided by operating activities was $8.1 million during the first nine months of 2010.  Components of net cash provided by operating activities included net earnings of $17.2 million and depreciation and amortization expense of $13.2 million, partially offset by net changes in assets and liabilities of $22.0 million and an increase in prepaid pension asset of $6.0 million.  The changes in assets and liabilities were primarily due to increased inventories of $21.6 million and increased accounts receivable of $17.9 million partially offset by increased accounts payable and accrued liabilities of $20.2 million, all to support higher sales.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2010 was $9.5 million, primarily for capital expenditures of $10.5 million, partially offset by proceeds of $1.5 million received from the sales of an idle facility and undeveloped land.

Net cash used in investing activities was $3.4 million for the first nine months of 2009, for capital expenditures of $4.7 million, partially offset by proceeds of $1.1 million received from the sale of an idle facility.

Financing Activities

Net cash provided by financing activities for the first nine months of 2010 was $23.7 million, consisting primarily of a net increase in long-term debt of $26.7 million, offset by $3.1 million in dividend payments.  The additional debt was primarily used to meet usual working capital requirements as sales increased.

Net cash used by financing activities for the first nine months of 2009 was $35.0 million, primarily from paying off the remaining aggregate principal amount of senior subordinated debentures in May 2009.

Capital Resources

Refer to Note E, “Debt,” for further discussion.

On June 27, 2006, we entered into a $100 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $150 million, subject to participating banks’ approval.  There was $77.1 million and $50.4 million outstanding under the revolving credit agreement at October 3, 2010 and December 31, 2009, respectively.  At October 3, 2010 and December 31, 2009, we had $20.1 million and $46.8 million available under this agreement, net of standby letters of credit of $2.8 million, respectively. Interest rates on the revolving credit agreement fluctuate based upon LIBOR and our quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.15 percent per annum at October 3, 2010.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.  We were in compliance with all debt covenants at October 3, 2010.  The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year-end.  Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments. The revolving credit agreement expires in June 2011. We have the intent and ability to renew its obligation incurred under the revolving credit agreement for a period extending beyond one year from the balance-sheet date on or before the expiration date.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock in the open market at a maximum price of $13.00 per share.  The authorization has no expiration.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  No shares were repurchased under this program in 2009 or for the nine-month period ended October 3, 2010.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended October 3, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Presently, we have been served process and named as co-defendant with Toyota in approximately thirty-four open lawsuits; we have been dismissed as a defendant from an additional eighteen lawsuits.  The claims brought generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects.  Some suits combine elements of both.  Claims include demands for compensatory and special damages.  To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above.  Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry.  Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

Certain other claims are pending against us with respect to matters arising out of the ordinary conduct of our business.  For all other claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs have been accrued or the ultimate anticipated costs will not materially affect our consolidated financial position, results of operations, or cash flows.

Item 1A.   Risk Factors

There have been no significant changes to our risk factors since December 31, 2009.

Item 6.    Exhibits

(10)(a)	Letter Agreement dated February 19, 2010 by and among CTS Corporation, Toyota Motor Sales, U.S.A. Inc., Toyota Canada Inc. and Toyota Motor Engineering & Manufacturing North America, Inc.
(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Secretary and General Counsel	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: October 27, 2010	Dated: October 27, 2010