Form 10-K
period 2010-12-31
CTS CORP
filed 2011-02-24
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on July 2, 2010, was approximately $310 million. There were 34,323,942 shares of common stock, without par value, outstanding on February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2010 Annual Report to Shareholders are incorporated herein by reference in Parts I and II.
(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 25, 2011 are incorporated by reference in Part III.

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact.  Forward-looking statements are based on management’s expectations, certain assumptions and currently available information.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these risks and uncertainties are discussed in further detail in Item 1.A of this Annual Report on Form 10-K.  We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.
*********************

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

We design, manufacture, assemble, and sell a broad line of electronic components and sensors and provide electronics manufacturing services primarily to original equipment manufacturers (“OEMs”) for the automotive, communications, defense and aerospace, medical, industrial, and computer markets. We operate manufacturing facilities located throughout North America, Asia, and Europe and serve major markets globally. Sales and marketing are accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.

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

The following tables provide a breakdown of net sales by segment and market as a percent of consolidated net sales:

	EMS			Components & Sensors			Total
(As a % of consolidated net sales)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Markets
Automotive	—%	—%	—%	32%	27%	25%	32%	27%	25%
Communications	16%	14%	16%	7%	7%	7%	23%	21%	23%
Computer	2%	5%	12%	2%	1%	2%	4%	6%	14%
Medical	5%	8%	6%	2%	1%	1%	7%	9%	7%
Industrial	10%	10%	12%	5%	—%	—%	15%	10%	12%
Defense and Aerospace	15%	20%	11%	2%	2%	1%	17%	22%	12%
Other	1%	—%	1%	1%	5%	6%	2%	5%	7%
% of consolidated net sales	49%	57%	58%	51%	43%	42%	100%	100%	100%

Net sales to external customers, segment operating earnings, total assets by segment, net sales by geographic area, and long-lived assets by geographic area are contained in Note L, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2), which is incorporated herein by reference.

The following table identifies major products by their segment and markets. Many products are sold in several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Medical Market	Industrial Market	Defense and Aerospace Market	Other Markets
EMS:
Integrated Interconnect Systems and Backpanels, including Final Assembly and Test		•	•	•	•	•	•
Complex Printed Circuit Board Assemblies		•	•	•	•	•	•
Components and Sensors:
Ceramic Filters and Duplexers	•	•				•	•
Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules		•	•	•	•	•	•
Sensors and Actuators	•						•
Resistor Networks		•	•		•		•
DIP Switches and Potentiometers		•	•	•	•	•	•
Piezoelectric and Piezoceramics Products			•	•	•	•	•
Electromagnetic Interference and Radio Frequency Interference Filters		•			•	•	•

MARKETING AND DISTRIBUTION

Sales and marketing to OEMs, for both segments, is accomplished through our sales engineers, independent manufacturers’ representatives, and distributors.  We maintain sales offices in China, Japan, Scotland, Singapore, India, Taiwan, and the United States. Approximately 83% of 2010 net sales were attributable to coverage by our sales engineers.

Our sales engineers generally service the largest customers with application specific products. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

We utilize the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by our sales engineers for both of our segments. Independent manufacturers’ representatives receive commissions from CTS. During 2010, approximately 14% of net sales were attributable to coverage by independent manufacturers’ representatives. We also use independent distributors in our Components and Sensors segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2010, independent distributors accounted for approximately 3% of net sales.

RAW MATERIALS

We utilize a wide variety of raw materials and purchased parts in our manufacturing processes. The following are the most significant raw materials and purchased components, identified by segment:

EMS:	Power supplies and converters, prefabricated steel, printed circuit boards, passive electronic components and semiconductors, integrated circuits, connectors, cables, and modules.

Components and Sensors:
Conductive inks and contactor, passive electronic components, integrated circuits and semiconductors, certain rare earth elements ("REE"), ceramic components, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, and steel-based raw materials and components.

These raw materials are purchased from several vendors, and, except for certain semiconductors, REE, and conductive inks, we do not believe we are dependent upon one or a limited number of vendors. Although we purchase all of our semiconductors, REE, and conductive inks from a limited number of vendors, alternative sources are available. During 2010, the global demand for certain REE that we purchase exceeded global supply.  However, this REE demand/supply imbalance did not have a material impact on our financial results for the year ended December 31, 2010.  In 2010, some of our EMS manufacturing locations experienced shortages of certain components. However, such shortages did not have a material impact on our financial results for the year ended December 31, 2010.

We do not currently anticipate any significant raw material shortages that would slow production. However, the lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to us may vary. Occasionally we may need to order raw materials in greater quantities and at higher than optimal prices to compensate for the variability of lead times for delivery.

Precious metal prices may have a significant effect on the cost and selling price of many of our products, particularly some ceramic filters, sensors, resistor networks, and switches.

PATENTS, TRADEMARKS, AND LICENSES

We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products which we have designed and manufactured, as well as processes and equipment used in our manufacturing technology.  We were issued 11 new U.S. patents and 14 non-U.S. counterpart patents in 2010 and currently hold in excess of 196 U.S. patents and 123 non-U.S. counterpart patents.  Patents have a greater impact on the Components and Sensors segment than on the EMS segment, which does not rely significantly on any patent.  We have 10 registered U.S. trademarks and 27 foreign counterparts.  We do not believe that our success is materially dependent on the existence or duration of any patent, group of patents, or trademarks.

We have licensed the right to use several of our patents to both U.S. and non-U.S. companies. In 2010, license and royalty income was less than 1% of net sales. We believe our success is not materially dependent upon any licensing arrangement where we are either the licensor or licensee.

MAJOR CUSTOMERS

Our 15 largest customers represented 48%, 51%, and 53% of net sales in 2010, 2009, and 2008, respectively. Sales to Hewlett-Packard Company amounted to less than 10% of net sales in 2010 and 2009, and 11% of net sales in 2008.

EMS segment revenues from Hewlett-Packard Company represented less than 10% of the segment’s sales in 2010 and 2009, and 19%, of the segment’s sales in 2008.

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

The following table shows order backlog by segment and in total as of January 30, 2011, and January 31, 2010.

($ in millions)	January 30, 2011	January 31, 2010
EMS	$99.3	$49.9
Components and Sensors	38.9	38.4
Total	$138.2	$88.3

Order backlog as of the month-end of January will generally be filled during the same fiscal year.

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

NON-U.S. REVENUES

In 2010, 44% of net sales to external customers originated from non-U.S. operations compared to 45% in 2009 and 53% in 2008.  At December 31, 2010, approximately 40% of total assets were located at non-U.S. operations.  At December 31, 2009 and 2008, total assets that were located at non-U.S. operations were approximately 41% and 40%, respectively. A substantial portion of these assets, other than cash and cash equivalents, cannot readily be liquidated.  We believe the business risks to our non-U.S. operations, though substantial, are normal risks for non-U.S. businesses.  These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. Our non-U.S. manufacturing facilities are located in Canada, China, Czech Republic, Mexico, Scotland, Singapore, Taiwan, and Thailand.

Net sales to external customers originating from non-U.S. operations for the EMS segment were $61.7 million in 2010, compared to $60.8 million in 2009, and $144.5 million in 2008.  Net sales to external customers originating from non-U.S. operations for the Components and Sensors segment were $180.4 million in 2010 compared to $163.8 million in 2009, and $233.8 million in 2008.  Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales by geographic area and long-lived assets by geographic area, is contained in Note L, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2), which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2010, we spent $18.3 million for research and development activities compared to $14.2 million in 2009 and $18.3 million in 2008.  Ongoing research and development activity in the Components and Sensors segment is primarily focused on expanded applications and new product development, as well as current product and process enhancements.  Research and development expenditures in the EMS segment are typically very low.

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

EMPLOYEES

We employed 4,369 people at December 31, 2010, with 70% of these people located outside the United States. Approximately 154 employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2010. One agreement, which covers 120 employees, is scheduled to expire in 2015 and the other, which covers 34 employees, is scheduled to expire in 2013. We employed 4,316 people at December 31, 2009.

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

EXECUTIVE OFFICERS OF THE COMPANY

Please see Part III, Item 10 contained elsewhere in the Form 10-K for information about our executive officers.

Item 1A.  Risk Factors

The following are certain risk factors that could affect our business, financial condition and operating results. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. Before you invest in CTS, you should know that making such an investment involves some risks, including the risks described below. The risks that are highlighted below are not the only ones that we face. If any of the following risks actually occur, our business, financial condition or operating results could be negatively affected.

Because we currently derive a significant portion of our revenues from a small number of customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on a small number of customers for a large portion of our business, and changes in the level of our customers’ orders have, in the past, had a significant impact on our results of operations. Our 15 largest customers represent a substantial portion of our sales: approximately 48% of net sales in 2010; 51% of net sales in 2009; and 53% of net sales in 2008. Our largest customer represented less than 10% of our net sales in 2010. If a major customer significantly cancels, delays or reduces the amount of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Such an adverse effect would likely be material if one of our largest customers significantly reduces its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could be materially adversely affected.

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

We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements and our new products or product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, our business, financial condition and operating results could be materially adversely affected.

Our customers may cancel their orders, change production quantities or locations or delay production.

We generally do not obtain firm, long-term purchase commitments from our customers, and have often experienced reduced lead times in customer orders. Customers cancel their orders, change production quantities and delay production for a number of reasons. Uncertain economic and geopolitical conditions may result in some of our customers delaying the delivery of some of the products we manufacture for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers may harm our results of operations by reducing the volumes of products we manufacture, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.

In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers may result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, we make significant decisions, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize and delivery schedules may be deferred as a result of changes in demand for our products or our customers’ products. We often increase staffing and capacity, and incur other expenses to meet the anticipated demand of our customers, which causes reductions in our gross margins if customer orders are delayed or canceled. On occasion, customers require rapid increases in production, which may stress our resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers’ demands. In addition, because many of our costs and operating expenses are relatively fixed over the short term, a reduction in customer demand harms our gross margin and operating income until such time as adjustments can be made to activity or operating levels and structural costs.

We sell products to customers in cyclical industries that are subject to significant downturns that could materially adversely affect our business, financial condition and operating results.

We sell products to customers in cyclical industries that have experienced economic and industry downturns. These markets for our automotive products, electronic components and sensors and EMS products have softened in the past and may again soften in the future. We may face reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors that could adversely affect our results of operations in the near term. We cannot predict whether we will achieve profitability in future periods.

Because we derive a substantial portion of our revenues from customers in the automotive, defense and aerospace, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Net sales to the automotive, defense and aerospace, computer and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for their products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including among others, industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. Also, the automotive industry is generally highly unionized and some of our customers have, in the past, experienced labor disruptions. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates.  Some of our automotive customers have required government bailouts and/or have filed for bankruptcy reorganization.  The failure of one or more automotive manufacturers may result in the failure to receive payment in full for products sold and an abrupt cancellation in demand for certain products.  Weakness in auto demand, the insolvency of automobile manufacturers or their suppliers, and constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. As we more deeply penetrate the automotive and medical device manufacturing markets, the risk of exposure to products liability litigation increases.  We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability; however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

Toyota’s voluntary recall of CTS-manufactured accelerator pedals and associated events has led to claims against CTS and loss of business.

We manufacture accelerator pedal assemblies for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”).  We have supplied accelerator pedal assemblies to Toyota since the 2005 model year. Sales to Toyota have accounted for approximately 4.0%, 3.2% and 2.5% of our annual revenue for the years ended December 31, 2010, 2009 and 2008, respectively.  We manufacture all pedal assemblies to specifications approved by the customer, including Toyota.

In January 2010, Toyota issued a voluntary recall for approximately 2.3 million vehicles in North America containing CTS-manufactured accelerator pedal assemblies.  In addition, Toyota temporarily halted production and sale of eight vehicle models using these pedal assembly designs.  The recall was issued due to what Toyota described as “a rare set of conditions which may cause the accelerator pedal to become harder to depress, slower to return or, in the worst case, stuck in a partially depressed position.”

No accidents, injuries, or deaths have been proven directly or proximately to result from slow returning or sticking CTS-manufactured pedals.  We are aware that we have been named as a defendant in lawsuits filed in the United States and Canada stemming from allegations of problems with Toyota vehicles, and additional lawsuits may follow.

While Toyota has repeatedly acknowledged that CTS designs products to Toyota’s specifications and the recall is Toyota’s responsibility, and Toyota has agreed to indemnify us in connection with certain third-party claims and actions, we cannot assure you that Toyota will not seek to recover a portion of their recall-related costs from us, and the insurance we carry may not be sufficient to cover all such costs.  We also cannot assure you that the National Highway Transportation Safety Administration or other governmental authorities will not attempt to impose fines and penalties upon us and Toyota or other automobile manufactures will not reduce their purchase of CTS pedals and other automotive products.  Accordingly, our results of operations, cash flow and financial position could be adversely affected.

We are exposed to fluctuations in foreign currency exchange rates that may adversely affect our business, financial condition and operating results.

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

In addition, due to the significant differences in the operating earnings margins in our two reporting segments, the mix of sales between our Components and Sensors segment and our EMS segment affects our operating results from period to period.

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

In December 2010, CTS implemented a restructuring plan to realign and consolidate certain operations for the purpose of improving its cost structure.  The implementation of this plan resulted in the elimination of approximately 80 positions and the write-off of certain inventory and long-lived assets during the fourth quarter of 2010.  The implementation was substantially completed by the end of December 2010.

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

We make a number of assumptions relating to our pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increases. If these assumptions prove to be significantly different from actual rates, then we may need to record additional expense relating to the pension plans, which could have a material effect on our results of operations and could require cash contributions to fund future pension expense payments.

We may explore acquisitions that complement or expand our business as well as divestitures of various business operations. We may not be able to complete these transactions, and these transactions, if executed, may pose significant risks and may materially adversely affect our business, financial condition and operating results.

We intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for reasons including a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse affects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

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

As of December 31, 2010, our debt balance was $70 million, consisting of borrowings under our revolving credit facility. The level of our indebtedness could, among other things: increase our vulnerability to general economic and industry conditions, including recessions; require us to use cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; place us at a competitive disadvantage compared to competitors that have less indebtedness; or limit our ability to borrow additional funds that may be needed to operate and expand our business.

Our credit agreement contains provisions that could materially restrict our business.

Our revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving credit agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments.

The restrictions contained in our credit agreement could limit our ability to plan for or react to market conditions or meet capital needs or could otherwise restrict our activities or business plans. These restrictions could adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that could be in our interests.

Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants or restrictions, it could result in an event of default under our credit facility, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit agreement. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

Ineffective internal control over financial reporting may harm our business in the future.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.       Properties

As of February 18, 2011, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased	Segment
Albuquerque, New Mexico	91,000	Leased	Components and Sensors
Ayutthya, Thailand	40,000	Owned (1)	EMS
Elkhart, Indiana	319,000	Owned	Components and Sensors
Glasgow, Scotland	75,000	Owned	Components and Sensors and EMS
Glasgow, Scotland	37,000	Leased	Components and Sensors and EMS
Brugg, Switzerland	21,500	Leased	Components and Sensors
Kaohsiung, Taiwan	133,000	Owned (2)	Components and Sensors
Londonderry, New Hampshire	54,000	Leased	EMS
Matamoros, Mexico	51,000	Owned	Components and Sensors and EMS
Matamoros, Mexico	59,900	Leased	EMS
Moorpark, California	115,500	Leased	EMS
Nogales, Mexico	67,000	Leased	Components and Sensors
Ostrava, Czech Republic	60,000	Leased	Components and Sensors
San Jose, California	78,800	Leased	EMS
Singapore	159,000	Owned (3)	Components and Sensors
Streetsville, Ontario, Canada	112,000	Owned	Components and Sensors
Tianjin, China	225,000	Owned (4)	Components and Sensors and EMS
Tucson, Arizona	48,000	Owned	Components and Sensors
Zhongshan, China	72,400	Leased	Components and Sensors
Total manufacturing	1,819,100

______________________
(1)	The land and building are collateral for a credit facility.
(2)	Ground lease through 2017; restrictions on use and transfer apply.
(3)	Ground lease through 2039; restrictions on use and transfer apply.
(4)	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/ Leased	Description	Segment
Berne, Indiana	249,000	Owned	Leased to tenant	Components and Sensors
Lisle, Illinois	37,200	Leased	Administrative offices and research	Components and Sensors and EMS
Brownsville, Texas	85,000	Owned	Idle facility	Components and Sensors
Burbank, California	2,900	Leased	Idle facility	Components and Sensors
Elkhart, Indiana	93,000	Owned	Administrative offices and research	Components and Sensors and EMS
Haryana, India	2,500	Leased	Sales office	Components and Sensors
Nagoya, Japan	800	Leased	Sales office	Components and Sensors
Poway, California	45,000	Leased	Sublet to tenant	EMS
Sandwich, Illinois		Owned	Land only	Components and Sensors
Shanghai, China	1,200	Leased	Sales office	Components and Sensors
Auburn Hills, Michigan	1,600	Leased	Sales office	Components and Sensors
Taipei, Taiwan	1,400	Leased	Sales office	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales office	Components and Sensors
Total non-manufacturing	521,000

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

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota. In January 2010, Toyota initiated a recall of approximately 2.3 million vehicles in North America containing pedals manufactured by CTS.  The pedal recall and associated events have led to us being named as a co-defendant with Toyota in certain litigation.

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

Presently, we have been served process and named as co-defendant with Toyota in approximately thirty-four open lawsuits; we have been dismissed as a defendant from an additional twenty lawsuits.  The claims brought generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects.  Some suits combine elements of both.  Claims include demands for compensatory and special damages.  To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada.  All currently open lawsuits are subject to the indemnification agreement described above.  Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry.  Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

CTS common stock is listed on the New York Stock Exchange under the symbol “CTS.” On February 18, 2011, there were approximately 1,552 common shareholders of record.

Our current practice is to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.

Per Share Data
(Unaudited)

				Net Earnings/(Loss)
	High (1)	Low (1)	Dividends Declared	Basic	Diluted
2010
4th quarter	$11.47	$9.34	$0.03	$0.14	$0.14
3rd quarter	11.84	6.81	0.03	0.20	0.20
2nd quarter	11.84	8.85	0.03	0.17	0.17
1st quarter	10.49	6.81	0.03	0.13	0.13
2009
4th quarter	$10.38	$7.50	$0.03	$0.12	$0.12
3rd quarter	10.62	6.11	0.03	0.13	0.13
2nd quarter	7.00	3.50	0.03	(0.21)	(0.21)
1st quarter	6.47	2.11	0.03	(1.06)	(1.06)

________________________
(1)	The market prices of CTS common stock presented reflect the highest and lowest sales prices on the New York Stock Exchange for each quarter of the last two years.

As shown in the following table, there were no CTS common stock repurchases made by the Company during the three months ended December 31, 2010:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Plans or Program	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Balance at October 2, 2010				977,500
October 3, 2010 – October 30, 2010	—	—	—	977,500
October 31, 2010 – November 27, 2010	—	—	—	977,500
November 28, 2010 – December 31, 2010	—	—	—	977,500

______________________
(1)	In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration date.

Item 6.       Selected Financial Data

Five-Year Summary
(In thousands of dollars except per share and other data)

	2010	% of Sales	2009	% of Sales	2008	% of Sales	2007	% of Sales	2006	% of Sales
Summary of Operations
Net sales	$552,641	100.0	$498,982	100.0	$691,707	100.0	$685,945	100.0	$655,614	100.0
Cost of goods sold	432,731	78.3	400,142	80.2	554,634	80.2	553,253	80.7	534,784	81.6
Selling, general and administrative expenses(1)	69,805	12.6	64,129	12.9	78,755	11.4	78,999	11.5	65,578	10.0
Research and development expenses	18,313	3.3	14,154	2.8	18,306	2.6	15,896	2.3	15,873	2.4
Amortization of intangible assets	2,505	0.5	2,990	0.6	3,615	0.5	3,121	0.5	3,193	0.5
Restructuring and goodwill impairment charges	1,444	0.3	35,396	7.1	5,567	0.8	2,401	0.4	3,368	0.5
Operating earnings/(loss)	27,843	5.0	(17,829)	(3.6)	30,830	4.5	32,275	4.7	32,818	5.0
Other income/(expense) — net	183	−	(2,585)	(0.5)	(4,575)	(0.7)	(2,241)	(0.3)	(4,424)	(0.7)
Earnings/(loss) before income taxes	28,026	5.0	(20,414)	(4.1)	26,255	3.8	30,034	4.4	28,394	4.3
Income tax expense/(benefit)	5,988	1.0	13,636	2.7	(1,807)	(0.3)	6,087	0.9	5,560	0.8
Net earnings/(loss)	22,038	4.0	(34,050)	(6.8)	28,062	4.1	23,947	3.5	22,834	3.5
Retained earnings — beginning of Year	317,582		355,694		331,675		311,962		293,433
Dividends declared	(4,096)		(4,062)		(4,043)		(4,234)		(4,305)
Retained earnings—end of year	$335,524		$317,582		$355,694		$331,675		$311,962
Net earnings/(loss) per share:
Basic:	$0.65		$(1.01)		$0.83		$0.67		$0.64
Diluted:	$0.63		$(1.01)		$0.81		$0.66		$0.63
Average basic shares outstanding (000s)	34,090		33,823		33,728		35,498		35,826
Average diluted shares outstanding (000s)	34,849		33,823		37,864		39,970		40,228
Cash dividends per share	$0.12		$0.12		$0.12		$0.12		$0.12
Capital expenditures	13,271		6,537		17,647		16,058		15,787
Depreciation and amortization	17,565		19,531		24,178		22,818		24,896
Financial Position at Year End
Current assets	$266,655		$193,735		$225,842		$250,840		$227,620
Current liabilities	120,100		90,516		113,241		128,919		125,681
Current ratio	2.2 to 1		2.1 to 1		2.0 to 1		1.9 to 1		1.8 to 1
Working capital	$146,555		$103,219		$112,601		$121,921		$101,939
Inventories, net	76,885		54,348		70,867		73,778		60,543
Net property, plant and equipment	78,213		81,120		90,756		92,825		96,468
Total assets	482,584		407,657		488,442		543,615		527,699
Short-term notes payable	−		−		−		1,000		5,425
Long-term debt	70,000		50,400		79,988		68,342		54,628
Long-term obligations, including long-term debt	88,234		69,687		97,728		88,332		79,598
Shareholders’ equity	274,250		247,454		277,473		326,366		322,607
Common shares outstanding (000s)	34,197		33,893		33,711		34,313		35,823
Equity (book value) per share	$8.02		$7.30		$8.23		$9.51		$9.01

Stock price range	$11.84-6.81		$10.62-2.11		$13.99-3.99		$16.33-9.87		$16.23-11.06

___________________________________
 (1) Excludes amortization of intangible assets

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary.”

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity, and capital resources for the three previous years is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2008-2010)” included in the 2010 Annual Report to Shareholders and incorporated herein by reference.

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

Interest Rate Risk
We are exposed to the changes in interest rates on our floating rate revolving credit facility.  There was $70.0 million outstanding under our current $150 million revolving credit agreement at December 31, 2010; and there was $50.4 million outstanding under our former $100 million revolving credit agreement at December 31, 2009.  As of December 31, 2010 and 2009, we did not have any outstanding interest rate swap or cap agreements.  See Note G, “Debt,” to our consolidated financial statements for components of our long-term debt. A percentage point increase in interest rates would increase our interest expense by approximately $700,000.

Foreign Currency Risk
We are exposed to foreign currency exchange rate risks.  Our significant foreign subsidiaries are located in Canada, China, Czech Republic, Scotland, Singapore, Taiwan and Thailand.  We have a policy where subsidiaries pay all intercompany balances within sixty days.  As of December 31, 2010, we did not have any outstanding foreign currency forward exchange contracts.

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities.

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

Consolidated financial statements meeting the requirements of Regulation S-X, and the “Report of our Independent Registered Public Accounting Firm,” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15(a)(1) and (2), and are included in the 2010 Annual Report to Shareholders and incorporated herein by reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

The report from Grant Thornton on its audit of the effectiveness of CTS’ internal control over financial reporting as of December 31, 2010, is included on page 14 of Exhibit 13 of this Report under the heading Report of Independent Registered Public Accounting Firm and is herein incorporated by reference. The Report of Management on Internal Control over Financial Reporting, which can be found following the signature page of this Form 10-K, is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers.  The individuals in the following list were elected as executive officers of CTS at the annual meeting of the Board of Directors on May 26, 2010.  They are expected to serve as executive officers until the next annual meeting of the Board of Directors, scheduled to be held on or about May 25, 2011, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Vinod M. Khilnani	58	Chairman of the Board, President and Chief Executive Officer
Donald R. Schroeder	62	Executive Vice President
Donna L. Belusar	50	Senior Vice President and Chief Financial Officer
Richard G. Cutter, III	64	Vice President, Law and Business Affairs, Corporate Secretary
Thomas A. Kroll	56	Vice President and Controller
Dennis P. Thornton	49	Senior Vice President and General Manager of CTS Electronic Manufacturing Solutions

Vinod M. Khilnani – 58 – Chairman of the Board, President and Chief Executive Officer – was designated Chairman of the Board effective May 27, 2009 and elected President and Chief Executive Officer on July 2, 2007.  Prior to accepting this position, Mr. Khilnani held the position of Senior Vice President and Chief Financial Officer since 2001.

Donald R. Schroeder – 62 – Executive Vice President – was named Executive Vice President effective February 1, 2011.  Prior to this, Mr. Schroeder was named Executive Vice President and General Manager of CTS Electronic Manufacturing Solutions from April 10, 2010.  Mr. Schroeder served as Executive Vice President and General Manager of CTS Electronic Components from January 1, 2009.  Prior to this, Mr. Schroeder served as Executive Vice President and President of CTS Electronics Manufacturing Solutions.  From December 2000 to February 2005, Mr. Schroeder served as Executive Vice President and Chief Technology Officer.  He has held positions of increasing responsibility with CTS since 1972.  Mr. Schroeder announced his retirement effective June 2011.

Donna L. Belusar – 50- Senior Vice President and Chief Financial Officer – was elected Senior Vice President and Chief Financial Officer on January 21, 2008.  Prior to joining CTS, Ms. Belusar was Executive Vice President of Finance, Global Financing Division of IBM Corporation.  During her tenure at IBM, Ms. Belusar held positions of increasing responsibility from 1982 until joining CTS.

Richard G. Cutter – 64 – Vice President, Law and Business Affairs, Corporate Secretary – was named Vice President, Law and Business Affairs, Corporate Secretary effective January 1, 2011.  Prior to this, Mr. Cutter was Vice President, Secretary and General Counsel effective December 31, 2001.  Prior to this, Mr. Cutter was Vice President, Assistant Secretary and General Counsel since September 2000.

Thomas A. Kroll – 56 – Vice President and Controller – was elected Vice President and Controller on October 31, 2002.  Prior to this, Mr. Kroll served as Controller Group Accounting since joining CTS in November 2000.

Dennis P. Thornton – 49 – Senior Vice President – was elected Senior Vice President and General Manager of CTS Electronic Manufacturing Solutions effective February 1, 2011.  Mr. Thornton was elected Vice President of CTS Corporation effective December 3, 2009.  Prior to this, Mr. Thornton served as General Manager for our Automotive Products SBU since joining CTS in 2006.

Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders. Such information is incorporated by reference.

Item 11.	Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders. Such information is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders. Such information is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders. Such information is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders. Such information is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3)	Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the SEC on September 1, 1998).

(3)(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K, filed with the SEC on February 8, 2010).

(10)(a)	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 12, 2008).*

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
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 27, 2006).*

(10)(h)
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed with the SEC on April 26, 2006).*

(10)(i)
Credit Agreement, dated as of November 18, 2010, by and among CTS Corporation, the Lenders named therein and Harris N.A. as L/C Issuer, and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K, filed with the SEC on November 22, 2010).

(10)(k)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the SEC on May 15, 2007).*

(10)(l)
CTS Corporation Management Incentive Plan, approved by the shareholders on June 28, 2007 (incorporated by reference to Appendix A to the Proxy Statement for the 2007 Annual Meeting of Shareholders, filed with the SEC on May 24, 2007).*

(10)(m)
Performance Share Agreement between CTS Corporation and Vinod M. Khilnani, dated August 1, 2007 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on October 24, 2007).*

(10)(n)
Prototype Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on October 24, 2007).*

(10)(o)
Prototype Change in Control Agreement first reported on Current Report Form 8-K on December 5, 2007 (incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10-K filed with the SEC on February 28, 2008).*

(10)(p)
Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 23, 2009).*

(10)(q)
2009-2010 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10 Q for the quarter ended March 29, 2009, filed with the SEC on April 29, 2009).*

(10)(r)	CTS Corporation 2009 Omnibus Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K, filed with the SEC on May 28, 2009).*

(10)(s)
2010 – 2011 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, filed with the SEC on April 28, 2010).*

(10)(t)	Form Restricted Stock Unit Agreement (Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K, filed with the SEC on May 28, 2009).*

(10)(u)	Form Restricted Stock Unit Agreement (Cash) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8 K, filed with the SEC on May 28, 2009).*

(10)(v)
CTS Corporation Executive Severance Policy, effective as of September 10, 2009 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10 Q for the quarter ended September 27, 2009, filed with the SEC on October 28, 2009).*

(10)(w) Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan).*

(10)(x)
Letter Agreement dated February 19, 2010 by and among CTS Corporation, Toyota Motor Sales, U.S.A. Inc., Toyota Canada Inc. and Toyota Motor Engineering & Manufacturing North America, Inc. (incorporated by reference to Exhibit 10(a) to the Quarterly Report on form 10-Q for the quarter ended October 3, 2010, filed with the SEC October 27, 2010).

(13)	Portions of the 2010 Annual Report to shareholders incorporated herein.

(21)	Subsidiaries.

(23)(a)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation

Date: February 24, 2011	By:	/s/ Donna L. Belusar
Donna L. Belusar Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2011	By:	/s/ Vinod M. Khilnani
Vinod M. Khilnani Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2011	By:	/s/ Thomas G. Cody
Thomas G. Cody Lead Director

Date: February 24, 2011	By:	/s/ Walter S. Catlow
Walter S. Catlow Director

Date: February 24, 2011	By:	/s/ Lawrence J. Ciancia
Lawrence J. Ciancia Director

Date: February 24, 2011	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 24, 2011	By:	/s/ Roger R. Hemminghaus
Roger R. Hemminghaus Director

Date: February 24, 2011	By:	/s/ Michael A. Henning
Michael A. Henning Director

Date: February 24, 2011	By:	/s/ Gordon Hunter
Gordon Hunter Director

Date: February 24, 2011	By:	/s/ Diana M. Murphy
Diana M. Murphy Director

Date: February 24, 2011	By:	/s/ Robert A. Profusek
Robert A. Profusek Director

Date: February 24, 2011	By:	/s/ Donna L. Belusar
Donna L. Belusar Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2011	By:	/s/ Thomas A. Kroll
Thomas A. Kroll Vice President and Controller (Principal Accounting Officer)

FORM 10-K - ITEM 15 (a) (1) AND (2) AND ITEM 15 (c)

CTS CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2010 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated Statements of (Earnings/Loss) - Years ended December 31, 2010, December 31, 2009 and December 31, 2008

Consolidated Balance Sheets - December 31, 2010 and December 31, 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010, December 31, 2009 and December 31, 2008

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2010, December 31, 2009 and December 31, 2008

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

S-1

Management’s Report on Internal Control Over Financial Reporting

CTS’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including CTS’ Chief Executive Officer and Chief Financial Officer, CTS conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management determined that its internal control over financial reporting, was effective as of December 31, 2010.

Grant Thornton LLP, an independent registered public accounting firm, has audited CTS’ internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

CTS Corporation
Elkhart, Indiana
February 24, 2011

/s/ Vinod M. Khilnani	/s/ Donna L. Belusar
Vinod M. Khilnani	Donna L. Belusar
Chairman of the Board, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

S-2