Form 10-Q
period 2011-04-03
CTS CORP
filed 2011-04-27
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2011
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
Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2011: 34,329,192.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended
	April 3, 2011	April 4, 2010

Net sales	$151,518	$129,403
Costs and expenses:
Cost of goods sold	122,358	98,924
Selling, general, and administrative expenses	18,372	19,549
Research and development expenses	5,029	4,583
Operating earnings	5,759	6,347
Other (expense)/income:
Interest expense	(492)	(235)
Interest income	196	53
Other	1,130	(484)
Total other income/(expense)	834	(666)

Earnings before income taxes	6,593	5,681
Income tax expense	1,477	1,250
Net earnings	$5,116	$4,431

Net earnings per share - Note J
Basic	$0.15	$0.13

Diluted	$0.15	$0.13

Cash dividends declared per share	$0.03	$0.03

Average common shares outstanding:
Basic	34,293	33,955
Diluted	35,075	34,749

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands of dollars)

	April 3, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$74,163	$73,315
Accounts receivable, less allowances (2011 - $1,310; 2010 - $1,269)	96,405	95,930
Inventories, net - Note D	87,949	76,885
Other current assets	21,725	20,525
Total current assets	280,242	266,655
Property, plant and equipment, less accumulated depreciation (2011 - $249,478; 2010 - $244,662)	79,976	78,213
Other Assets
Prepaid pension asset	46,226	44,075
Goodwill – Note L	500	500
Other intangible assets, net – Note L	31,808	31,432
Deferred income taxes	59,521	59,956
Other	1,716	1,753
Total other assets	139,771	137,716
Total Assets	$499,989	$482,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$79,409	$75,384
Accrued liabilities	41,416	44,716
Total current liabilities	120,825	120,100
Long-term debt - Note E	80,300	70,000
Other long-term obligations	17,368	18,234
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,649,451 shares issued at April 3, 2011 and 54,517,560 shares issued at December 31, 2010	286,493	285,515
Additional contributed capital	38,233	37,775
Retained earnings	339,610	335,524
Accumulated other comprehensive loss	(85,831)	(87,555)
	578,505	571,259
Cost of common stock held in treasury (2011 and 2010 – 20,320,759 shares)	(297,009)	(297,009)
Total shareholders’ equity	281,496	274,250
Total Liabilities and Shareholders’ Equity	$499,989	$482,584
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 3, 2011	April 4, 2010
Cash flows from operating activities:
Net earnings	$5,116	$4,431
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,401	4,351
Prepaid pension asset	(2,151)	(1,826)
Equity-based compensation – Note B	1,180	1,261
Amortization of retirement benefit adjustments – Note F	1,270	1,356
Other	(1,228)	(715)
Changes in assets and liabilities, net of acquisition
Accounts receivable	1,111	(2,383)
Inventories	(8,897)	(5,686)
Other current assets	(951)	(1,506)
Accounts payable and accrued liabilities	(2,357)	6,045
Total adjustments	(7,622)	897
Net cash (used in)/provided by operating activities	(2,506)	5,328

Cash flows from investing activities:
Capital expenditures	(3,168)	(1,533)
Payment for acquisition, net of cash acquired	(2,930)	—
Earnout payment related to a 2008 acquisition	—	(500)
Proceeds from sale of assets	—	155
Net cash used in investing activities	(6,098)	(1,878)

Cash flows from financing activities:
Payments of long-term debt – Note E	(946,800)	(762,300)
Proceeds from borrowings of long-term debt – Note E	957,100	767,900
Payments of short-term notes payable	(683)	(430)
Proceeds from borrowings of short-term notes payable	683	430
Dividends paid	(1,026)	(1,019)
Exercise of stock options	431	92
Other	133	(144)
Net cash provided by financing activities	9,838	4,529

Effect of exchange rate on cash and cash equivalents	(386)	(382)
Net increase in cash and cash equivalents	848	7,597

Cash and cash equivalents at beginning of year	73,315	51,167
Cash and cash equivalents at end of period	$74,163	$58,764

Supplemental cash flow information
Cash paid during the period for:
Interest	$422	$217
Income taxes—net	$83	$978

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED
(In thousands of dollars)

	Three Months Ended
	April 3, 2011	April 4, 2010
Net earnings	$5,116	$4,431
Other comprehensive earnings/(loss):
Cumulative translation adjustment	988	(1,433)
Amortization of retirement benefit adjustments (net of tax)	736	729
Comprehensive earnings	$6,840	$3,727

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
April 3, 2011

NOTE A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE B – Equity-Based Compensation

At April 3, 2011, CTS had five equity-based compensation plans:  the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”).  All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

The 2009 Plan, and previously the 1996 Plan, 2001 Plan and 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors.  In addition, the 2009 Plan and the 2004 Plan allow for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three months ended April 3, 2011 and April 4, 2010 relating to these plans:

($ in thousands)	April 3, 2011	April 4, 2010
Stock options	$—	$2
Restricted stock units	1,180	1,259
Total	$1,180	$1,261

The following table summarizes the status of these plans as of April 3, 2011:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding	—	264,700	648,875	117,850
Restricted stock units outstanding	662,138	235,118	—	—
Options exercisable	—	264,700	648,875	117,850
Awards available for grant	2,501,079	268,500	—	—

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

The Company estimated the fair value of the stock option on the grant date using the Black-Scholes option-pricing model and assumptions for expected price volatility, option term, risk-free interest rate, and dividend yield.  Expected price volatilities were based on historical volatilities of the Company’s stock.  The expected option term is derived from historical data on exercise behavior.  The dividend yield was based on historical dividend payments.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the status of stock options as of April 3, 2011 and April 4, 2010, and changes during the three-month periods then ended, is presented below:

	April 3, 2011		April 4, 2010
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,093,063	$12.61	1,179,088	$13.72
Exercised	(54,513)	$7.83	(12,000)	$7.70
Expired	(7,125)	$23.00	(11,875)	$30.96
Outstanding at end of period	1,031,425	$12.79	1,155,213	$13.61
Exercisable at end of period	1,031,425	$12.79	1,134,463	$13.61

The total intrinsic value of share options exercised during the quarter ended April 3, 2011 was $202,000.  The total intrinsic value of share options exercised during the quarter ended April 4, 2010 was $22,000.

The weighted average remaining contractual life of options outstanding and options exercisable at April 3, 2011 is 2.0 years. The aggregate intrinsic value of options outstanding and options exercisable at April 3, 2011 is approximately $867,000.

There are no unvested stock options at April 3, 2011.

The following table summarizes information about stock options outstanding at April 3, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 4/3/11	Life (Years)	Price	at 4/3/11	Price
$7.70 – 11.11	637,000	2.46	$9.52	637,000	$9.52
$13.68 – 16.24	224,300	2.44	$14.13	224,300	$14.13
$23.00 – 25.10	170,125	0.05	$23.25	170,125	$23.25

Service-Based Restricted Stock Units
Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers and key employees as compensation.  Generally, the RSUs vest over a three to five-year period.  A summary of the status of RSUs as of April 3, 2011 and April 4, 2010, and changes during the three-month periods then ended is presented below:

	April 3, 2011		April 4, 2010
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	807,601	$8.39	854,745	$8.47
Granted	214,100	$11.92	271,500	$7.52
Converted	(102,960)	$8.30	(21,450)	$9.44
Forfeited	(21,485)	$8.79	—	$—
Outstanding at end of period	897,256	$9.24	1,104,795	$8.46
Weighted-average remaining contractual life	5.5 years		4.6 years

CTS recorded compensation expense of approximately $721,000 and $888,000 related to service-based restricted stock units during the three months ended April 3, 2011 and April 4, 2010, respectively.

As of April 3, 2011, there was $3.3 million of unrecognized compensation cost related to nonvested RSUs.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units
On February 6, 2007, CTS granted performance-based restricted stock unit awards for certain executives.  Executives received a total of 17,100 units based on achievement of year-over-year sales growth and free cash flow performance goals for fiscal year 2007.  These units cliff vested and converted one-for-one to CTS common stock on December 31, 2010.

On February 2, 2010, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 78,000 units in 2012 subject to certification of the 2011 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

On February 3, 2011, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 53,200 units in 2013 subject to certification of the 2012 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

CTS recorded compensation expense of $166,000 and $103,000 related to performance-based restricted stock units during the three months ended April 3, 2011 and April 4, 2010, respectively.  As of April 3, 2011 there was approximately $925,000 of unrecognized compensation cost related to performance-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

Market-Based Restricted Stock Units
On July 2, 2007, CTS granted a market-based restricted stock unit award for an executive officer.  An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date.  Vesting may occur in the range from zero percent to 150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to 32 enumerated peer group companies’ total stockholder return rates.  The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return over a three-year period. During the year ended December 31, 2010, 12,500 units was earned and awarded to the executive officer.

On February 4, 2009, CTS granted market-based restricted stock unit awards for certain executives and key employees.  Vesting may occur in the range from zero percent to 200% of the target amount of 128,000 units in 2011.  Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.  No awards were vested as the vesting criterion was not met.

On February 2, 2010, CTS granted market-based restricted stock unit awards for certain executives and key employees.  Vesting may occur in the range from zero percent to 200% of the target amount of 117,000 units in 2012.  Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.

On February 3, 2011, CTS granted market-based restricted stock unit awards for certain executives and key employees.  Vesting may occur in the range from zero percent to 200% of the target amount of 79,800 units in 2013.  Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $293,000 and $268,000 related to market-based restricted stock units during the three months ended April 3, 2011 and April 4, 2010, respectively.  As of April 3, 2011, there was approximately $1.6 million of unrecognized compensation cost related to market-based RSUs.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock.  The Directors’ Plan was frozen effective December 1, 2004.  All future grants will be from the 2009 Plan.

NOTE C—Acquisition

In January 2011, CTS acquired certain assets and assumed certain liabilities of Fordahl SA, a privately held company located in Brugg, Switzerland. This business was acquired with $2.9 million cash. The assets acquired include inventory, accounts receivables, leasehold improvements, machinery and equipment, and certain intangible assets.

The Fordahl SA product line includes high-performance temperature compensated crystal oscillators and voltage controlled crystal oscillators. This product line is expected to expand CTS’ frequency product portfolio from clocks and crystals to highly-engineered precision ovenized oscillators. This acquisition is expected to add new customers and to open up new market opportunities for CTS.

This acquisition is accounted for using the acquisition method of accounting whereby the total purchase price will be allocated to tangible and intangible assets based on the fair market values on the date of acquisition. The Company is still finalizing the purchase price allocation. The land and building, machinery and equipment and intangible assets are classified as Level 3 under the fair value hierarchy. The pro forma effects of the results of this acquisition are not material to CTS’ results of operations or financial position.

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	April 3, 2011	December 31, 2010
Finished goods	$10,627	$8,594
Work-in-process	18,917	16,394
Raw materials	58,405	51,897
Total inventories, net	$87,949	$76,885

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	April 3, 2011	December 31, 2010
Revolving credit agreement, weighted-average interest rate of 1.8% (2011), and 1.1% (2010) due in 2015	$80,300	$70,000

On November 18, 2010, CTS entered into a $150 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, CTS can expand the credit facility to $200 million, subject to participating banks’ approval.  There was $80.3 million and $70.0 million outstanding under the revolving credit agreement at April 3, 2011 and December 31, 2010, respectively.  At April 3, 2011 and December 31, 2010, CTS had $66.9 million and $77.2 million, respectively, available under this agreement, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.375 percent per annum at April 3, 2011.  The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.   CTS is in compliance with all debt covenants at April 3, 2011.  The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and make stock repurchases and dividend payments. The revolving credit agreement expires in November 2015.

NOTE F – Retirement Plans

Net pension (income)/postretirement expense for the three months ended April 3, 2011 and April 4, 2010 includes the following components:

	Pension Plans		Other Postretirement Benefit Plans
($ in thousands)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Service cost	$722	$747	$4	$3
Interest cost	3,227	3,332	72	75
Expected return on plan assets (1)	(6,059)	(6,083)	—	—
Settlement cost	—	234	—	—
Amortization of prior service cost	153	357	—	—
Amortization of loss/(gain)	1,119	999	(2)	—
(Income)/expense, net	$(838)	$(414)	$74	$78
______________________________________
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

NOTE G – Segments

CTS reportable segments are grouped by entities that exhibit similar economic characteristics and the segment’s reporting results are regularly reviewed by CTS’ chief operating decision maker to make decisions about resources to be allocated to these segments and to evaluate the segment’s performance.  CTS has two reportable segments: 1) EMS and 2) Components and Sensors.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer.  Additionally for some customers, CTS provides full turnkey manufacturing and completion including design, bill-of-material management, logistics, and repair.

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies. Components and sensors consist principally of: automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; terminators, including ClearONE™ terminators, used in computer and other high speed applications, switches, resistor networks and potentiometers used to serve multiple markets; and fabricated piezo-electric materials and substrates used primarily in medical and industrial markets.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K.  Management evaluates performance based upon segment operating earnings before interest expense, interest income, other non-operating income/(expense), and income tax expense.

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
First Quarter of 2011
Net sales to external customers	$79,487	$72,031	$151,518
Segment operating earnings	3	5,756	5,759
Total assets	146,584	353,405	499,989

First Quarter of 2010
Net sales to external customers	$55,959	$73,444	$129,403
Segment operating (loss)/earnings	(2,678)	9,025	6,347
Total assets	110,060	312,379	422,439

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated earnings before income taxes is shown in the following table for three-month periods then ended:

($ in thousands)	April 3, 2011	April 4, 2010
Total segment operating earnings	$5,759	$6,347
Interest expense	(492)	(235)
Interest income	196	53
Other income/(expense)	1,130	(484)
Earnings before income taxes	$6,593	$5,681

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

NOTE I – Fair Value Measurement

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of April 3, 2011:

($ in thousands)	Carrying Value at April 3, 2011	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Quarter Ended April 3, 2011
Long-term debt	$80,300	$—	$80,300	$—	$—

CTS’ long-term debt consists of a revolving debt agreement.  There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active.  The fair value of long-term debt was measured using a market approach which uses current industry information.

NOTE J – Earnings Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations. Basic earnings per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator.  All anti-dilutive shares are excluded from the computation of diluted earnings per share. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three month periods ended April 3, 2011 and April 4, 2010.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2011
Basic earnings per share	$5,116	34,293	$0.15
Effect of dilutive securities:
Equity-based compensation plans	—	782
Diluted earnings per share	$5,116	35,075	$0.15

First Quarter 2010
Basic loss per share	$4,431	33,955	$0.13
Effect of dilutive securities:
Equity-based compensation plans	—	794
Diluted loss per share	$4,431	34,749	$0.13

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2011 and 2010 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended
(Number of shares in thousands)	April 3, 2011	April 4, 2010
Stock options where the assumed proceeds exceed the average market price of common shares during the period	394	901

NOTE K – Treasury Stock

Common stock held in treasury totaled 20,320,759 shares with a cost of $297.0 million, at April 3, 2011 and December 31, 2010. Approximately 6.5 million shares are available for future issuances.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share.  The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  No shares were repurchased under this program in 2010 and 2011.

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	April 3, 2011		December 31, 2010
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$51,821	$(20,603)	$51,084	$(19,999)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	770	(180)	500	(153)
Total	62,910	(31,102)	61,903	(30,471)
Goodwill	500	—	500	—
Total other intangible assets and goodwill	$63,410	$(31,102)	$62,403	$(30,471)

Of the net intangible assets at April 3, 2011, $7.1 million relates to the EMS segment and $25.2 million relates to the Components and Sensors segment. CTS recorded amortization expense of $0.6 million during the three month period ended April 3, 2011 and $0.6 million during the three month period ended April 4, 2010.  The weighted average remaining amortization period for the amortizable intangible assets is 14.9 years.  CTS estimates remaining amortization expense of $1.9 million in 2011, $2.5 million in 2012 through 2013, $2.4 million in years 2014 through 2015 and $20.1 million thereafter.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact.  Forward-looking statements are based on management’s expectations, certain assumptions and currently available information.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other, risks and uncertainties are discussed in further detail in Item 1.A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Overview

CTS Corporation (“we”, “our”, “us”) is a global manufacturer of components and sensors used primarily in the automotive, communications, and defense and aerospace markets.  We also provide electronic manufacturing solutions, including design and supply chain management functions, primarily serving the defense and aerospace, communications, industrial and medical markets under contract arrangements with original equipment manufacturers.

As discussed in more detail throughout the MD&A:

•
Net sales in the first quarter of 2011 of $151.5 million were reported through two segments, Components and Sensors and Electronic Manufacturing Services (“EMS”).  Net sales increased by $22.1 million, or 17.1%, in the first quarter of 2011 from the first quarter of 2010.  Net sales in the Components and Sensors segment decreased by 1.9% versus the first quarter of 2010, while net sales in the EMS segment increased by 42.0%.

•
Gross margin as a percent of net sales was 19.2% in the first quarter of 2011 compared to 23.6% in the first quarter of 2010.  The decrease in gross margin resulted from a more pronounced shift in segment mix as the Components and Sensors segment percent of total sales declined to 47.5% of consolidated sales from 56.8% in the same period 2010.  This reduction resulted in part from first quarter 2010 having higher service volumes related to Toyota, as well as 2011 first quarter reflecting unfavorable product mix, higher commodity prices and initial ramp-up costs for new program introductions.

•	Selling, general and administrative (“SG&A”) expenses were $18.4 million, or 12.1% of net sales, in the first quarter of 2011 versus $19.5 million, or 15.1% of net sales, in the first quarter of 2010.

•	Research and development (“R&D”) expenses were $5.0 million, or 3.3% of net sales, in the first quarter of 2011 compared to $4.6 million, or 3.5% of net sales, in the first quarter of 2010.

•
Interest and other income was $0.8 million in the first quarter of 2011 compared to $0.7 million interest and other expense in the same quarter of 2010.  The year over year improvement resulted primarily from a $1.6 million favorable foreign exchange rate driven impact, partially offset by higher interest expense.

•	Income tax expense and the effective tax rate of the first quarter of 2011 were $1.5 million and 22.4%, respectively, versus $1.3 million and 22.0% in the same quarter of 2010.

•	Net earnings were $5.1 million, or $0.15 per diluted share, in the first quarter of 2011. This compares with $4.4 million, or $0.13 per diluted share, in the first quarter of 2010.

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

In the first quarter of 2011, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of First Quarter 2011 and First Quarter 2010

Segment Discussion

Refer to Note G, “Segments,” for a description of our segments.

The following table highlights the segment results for the quarters ending April 3, 2011 and April 4, 2010:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Quarter 2011
Net sales	$72,031	$79,487	$151,518
Segment operating earnings	$5,756	$3	$5,759
% of Net sales	8.0%	0.0%	3.8%

First Quarter 2010
Net sales	$73,444	$55,959	$129,403
Segment operating earnings/(loss)	$9,025	$(2,678)	$6,347
% of Net sales	12.3%	(4.8)%	4.9%

Net sales in the Components and Sensors segment decreased $1.4 million, or 1.9%, from the first quarter of 2010.  The decrease in net sales was primarily attributable to lower net sales of $2.7 million in the automotive market primarily due to lower service parts sales and timing of certain program changes, partially offset by higher net sales in electronic components of $1.3 million primarily driven by higher distribution sales and sales to new customers.

The Components and Sensors segment recorded operating earnings of $5.8 million in the first quarter of 2011 versus $9.0 million in the first quarter of 2010.  The unfavorable earnings change resulted primarily from lower sales, unfavorable product mix, higher commodity prices, initial ramp-up costs for new program introductions, and higher research and development costs.

Net sales in the EMS segment increased $23.5 million, or 42.0%, in the first quarter of 2011 from the first quarter of 2010.  The increase in net sales due to higher customer demand and new product introductions resulted in higher net sales of $8.4 million in the defense and aerospace market, $6.2 million in the communications market, $4.5 million in the industrial market, $3.6 million in the computer market, and $0.9 million in the medical market.

 EMS segment operating earnings was slightly positive in the first quarter of 2011 versus an operating loss of $2.7 million in the first quarter of 2010.  The favorable earnings change was primarily due to higher sales volume.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended April 3, 2011 and April 4, 2010:

	Quarter ended
($ in thousands, except net earnings per share)	April 3, 2011	April 4, 2010	Increase (Decrease)
Net sales	$151,518	$129,403	$22,115

Gross margin	$29,160	$30,479	$(1,319)
% of net sales	19.2%	23.6%	(4.4)%

Selling, general and administrative expenses	$18,372	$19,549	$(1,177)
% of net sales	12.1%	15.1%	(3.0)%

Research and development expenses	$5,029	$4,583	$446
% of net sales	3.3%	3.5%	(0.2)%

Operating earnings	$5,759	$6,347	$(588)
% of net sales	3.8%	4.9%	(1.1)%

Interest and other income/(expense)	$834	$(666)	$1,500
% of net sales	0.6%	(0.5)%	1.1%

Income tax expense	$1,477	$1,250	$227

Net earnings	$5,116	$4,431	$685
% of net sales	3.4%	3.4%	-

Net earnings per diluted share	$0.15	$0.13	$0.02

Net sales of $151.5 million in the first quarter of 2011 increased $22.1 million, or 17.1%, from the first quarter of 2010 attributable to higher EMS segment net sales of $23.5 million, offset by lower Component and Sensor segment net sales of $1.4 million.

Gross margin as a percent of net sales was 19.2% in the first quarter of 2011 compared to 23.6% in the first quarter of 2010.  The decrease in gross margin resulted from a more pronounced shift in segment mix as the Components and Sensors segment percent of total sales declined to 47.5% of consolidated sales from 56.8% in the same period 2010.  This reduction resulted in part from first quarter 2010 having higher service volumes related to Toyota, as well as 2011 first quarter reflecting unfavorable product mix, higher commodity prices and initial ramp-up costs for new program introductions.

SG&A expenses were $18.4 million, or 12.1% of net sales, in the first quarter of 2011 versus $19.5 million, or 15.1% of net sales, in the first quarter of 2010.  SG&A expenses as a percentage of net sales improved significantly, reflecting disciplined spending on higher net sales.

R&D expenses were $5.0 million, or 3.3% of net sales, in the first quarter of 2011 compared to $4.6 million, or 3.5% of net sales, in the first quarter of 2010.  The increase was primarily driven by spending to develop and launch new products and growth initiatives.  R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $5.8 million in the first quarter of 2011 compared to $6.3 million in the first quarter of 2010 as a result of the reasons discussed above.

Interest and other income was $0.8 million in the first quarter of 2011 versus $0.7 million of interest and other expense in the same quarter of 2010 primarily due to a $1.6 million favorable foreign exchange impact, partially offset by higher net interest expense of $0.3 million due to higher outstanding debt.

The effective tax rate of the first quarter of 2011 was 22.4% compared to 22.0% in the first quarter of 2010.  The increase in the effective tax rate was primarily due to changes in the mix of earnings by jurisdiction.

Net earnings were $5.1 million, or $0.15 per diluted share, in the first quarter of 2011 compared with net earnings of $4.4 million, or $0.13 per diluted share, in the first quarter of 2010.

Acquisition

In January 2011, we acquired certain assets and assumed certain liabilities of Fordahl SA, a privately held company located in Brugg, Switzerland. This business was acquired with $2.9 million cash. The assets acquired include accounts receivables, inventory, leasehold improvements, machinery and equipment and certain intangible assets.

The Fordahl SA product line includes high-performance temperature compensated crystal oscillators and voltage controlled crystal oscillators. This product line is expected to expand our frequency product portfolio from clocks and crystals to highly-engineered precision ovenized oscillators. This acquisition is expected to add new customers and to open up new market opportunities for us.

This acquisition is accounted for using the acquisition method of accounting whereby the total purchase price will be allocated to tangible and intangible assets based on the fair market values on the date of acquisition. The pro forma effects of the results of this acquisition were not material to our results of operations or financial position.

2011 Outlook

Based on first quarter results and the current outlook, management maintains its guidance of full-year 2011 sales increase in the range of 9% to 13% over 2010 and full-year 2011 diluted earnings per share to be in the range of $0.70 to $0.75.  While management does not currently expect any material impact on 2011 full-year earnings related to the Japan disaster, some impact in the second quarter is expected due to production slow downs, with anticipated recapture as inventories are replenished later in the year.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $74.2 million at April 3, 2011 and $73.3 million at December 31, 2010.  Total debt on April 3, 2011 was $80.3 million, compared to $70.0 million at December 31, 2010, as we increased debt primarily to fund domestic working capital requirements.  Total debt as a percentage of total capitalization was 22.2% at the end of the first quarter of 2011, compared with 20.3% at December 31, 2010.  Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $12.9 million in the first quarter of 2011 versus year-end 2010, primarily due to increases in cash and cash equivalents of $0.8 million and inventory of $11.1 million, partially offset by an increase in accounts payable of $4.0 million and other accrued liabilities of $3.3 million.

Cash Flow

Operating Activities

Net cash used in operating activities was $2.5 million during the first three months of 2011.  Components of net cash used in operating activities included net changes in assets and liabilities of $12.3 million and prepaid pension assets of $2.2 million partially offset by net earnings of $5.1 million and non-cash adjustments of depreciation and amortization expense of $4.4 million, amortization of retirement benefits of $1.3 million and equity-based compensation expense of $1.2 million.  The net changes in assets and liabilities were primarily due to increased inventories of $8.9 million, increased other current assets of $1.0 million, and decreased accounts payable and accrued liabilities of $2.4 million, partially offset by decreased accounts receivable of $1.1 million, all to support higher net sales.

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

Investing Activities

Net cash used in investing activities for the first three months of 2011 was $6.1 million, solely for capital expenditures of $3.2 million and for the Fordahl SA acquisition of $2.9 million.

Net cash used in investing activities was $1.9 million in the first quarter of 2010, primarily for capital expenditures.

Financing Activities

Net cash provided by financing activities for the first nine months of 2011 was $9.8 million, consisting primarily of a net increase in long-term debt of $10.3 million, offset by $1.0 million in dividend payments.  The additional debt was primarily used to meet working capital requirements as net sales increased.

Net cash provided by financing activities for the first quarter of 2010 was $4.5 million, consisting primarily of a net increase in long-term debt of $5.6 million, offset by $1.0 million in dividend payments.  The additional debt was primarily used to meet working capital requirements as net sales increase.

Capital Resources

Refer to Note E, “Debt,” to our unaudited consolidated financial statements for further discussion.

Long-term debt was comprised of the following:

($ in thousands)	April 3, 2011	December 31, 2010
Revolving credit agreement, weighted-average interest rate of 1.8% (2011), and 1.1% (2010) due in 2015	$80,300	$70,000

Our principal sources of liquidity have been cash flow from operations and from our credit agreements. We historically have accessed various funding sources, including short-term and long-term unsecured bank lines of credit as well as the debt markets in the United States.  We expect to have sufficient sources of liquidity to meet our future funding needs due to the multiple funding sources that have been, and continue to be, available to us.

On November 18, 2010, we entered into a $150 million, unsecured revolving credit agreement.  Under the terms of the revolving credit agreement, we can expand the credit facility to $200 million, subject to participating banks’ approval.  There was $80.3 million and $70.0 million outstanding under the revolving credit agreement at April 3, 2011 and December 31, 2010, respectively.  At April 3, 2011 and December 31, 2010, we had $66.9 million and $77.2 million, respectively, available under this agreement, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon the London Interbank Offered Rate and our quarterly total leverage ratio.  We pay a commitment fee on the undrawn portion of the revolving credit agreement.  The commitment fee varies based on the quarterly leverage ratio and was 0.375 percent per annum at April 3, 2011.  The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement.   We were in compliance with all debt covenants at April 3, 2011.  The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. The revolving credit agreement expires in November 2015.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock in the open market at a maximum price of $13 per share.  The authorization has no expiration.  Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes.  No repurchases were made in 2011 and 2010.

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our bank credit agreements.  We believe that expected positive cash flows from operating activities and available borrowings under our current credit agreements will be adequate to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months.  However, we may choose to pursue additional equity and/or debt financing to provide additional liquidity and/or fund acquisitions.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2010.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended April 3, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Presently, we have been served process and named as co-defendant with Toyota in approximately thirty-three open lawsuits; we have been dismissed as a defendant from an additional twenty-one lawsuits.  The claims brought generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects.  Some suits combine elements of both.  Claims include demands for compensatory and special damages.  To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above.  Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry.  Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

Item 1A.   Risk Factors

There have been no significant changes to our risk factors since December 31, 2010.

Item 2.      Unregistered sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.      Default Upon Senior Securities

Not applicable

Item 4.      (Removed and Reserved)

Not applicable

Item 5.      Other Information

Not applicable

Item 6.       Exhibits

(10)(a)	2010 – 2011 Performance Restricted Stock Unit Plan.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III Vice President, Law and Business Affairs, Corporate Secretary	Donna L. Belusar Senior Vice President and Chief Financial Officer

Dated: April 27, 2011	Dated: April 27, 2011