Form 10-Q
period 2011-07-03
CTS CORP
filed 2011-07-26
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2011: 34,420,834.

CTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Net sales	$146,919	$138,851	$298,437	$268,254
Costs and expenses:
Cost of goods sold	119,051	108,511	241,409	207,435
Selling, general and administrative expenses	18,057	18,283	36,429	37,832
Research and development expenses	4,590	4,316	9,619	8,899
Restructuring charge — Note M	694	—	694	—

Operating earnings	4,527	7,741	10,286	14,088
Other (expense)/income:
Interest expense	(511)	(228)	(1,003)	(463)
Interest income	276	81	472	134
Other	743	(337)	1,873	(821)

Total other income/(expense)	508	(484)	1,342	(1,150)

Earnings before income taxes	5,035	7,257	11,628	12,938
Income tax expense	903	1,365	2,380	2,615

Net earnings	$4,132	$5,892	$9,248	$10,323

Net earnings per share — Note J
Basic	$0.12	$0.17	$0.27	$0.30

Diluted	$0.12	$0.17	$0.26	$0.30

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

Average common shares outstanding:
Basic	34,375	34,048	34,334	34,001
Diluted	35,025	34,874	35,050	34,811
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands of dollars)

	July 3,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$75,056	$73,315
Accounts receivable, less allowances (2011 - $1,253; 2010- $1,269)	87,792	95,930
Inventories, net — Note D	88,602	76,885
Other current assets	23,903	20,525

Total current assets	275,353	266,655
Property, plant and equipment, less accumulated depreciation (2011 - $242,471; 2010 - $244,662)	79,211	78,213
Other Assets
Prepaid pension asset	48,377	44,075
Goodwill — Note L	500	500
Other intangible assets, net — Note L	31,227	31,432
Deferred income taxes	59,050	59,956
Other	1,705	1,753

Total other assets	140,859	137,716

Total Assets	$495,423	$482,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$246	$—
Accounts payable	77,087	75,384
Accrued liabilities	40,718	44,716

Total current liabilities	118,051	120,100
Long-term debt — Note E	74,500	70,000
Other long-term obligations	17,129	18,234
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 54,788,197 shares issued at July 3, 2011 and 54,517,560 shares issued at December 31, 2010	287,635	285,515
Additional contributed capital	37,808	37,775
Retained earnings	342,709	335,524
Accumulated other comprehensive loss	(85,074)	(87,555)

	583,078	571,259
Cost of common stock held in treasury — Note K (2011 — 20,356,259 and 2010 — 20,320,759 shares)	(297,335)	(297,009)

Total shareholders’ equity	285,743	274,250

Total Liabilities and Shareholders’ Equity	$495,423	$482,584

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands of dollars)

	Six Months Ended
	July 3,	July 4,
	2011	2010
Cash flows from operating activities:
Net earnings	$9,248	10,323
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,766	8,832
Prepaid pension asset	(4,302)	(3,905)
Equity-based compensation — Note B	2,361	2,167
Restructuring charge — Note M	694	—
Amortization of retirement benefit adjustments — Note F	2,542	2,500
Other	(1,481)	(538)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	10,188	(13,770)
Inventories	(10,633)	(14,675)
Other current assets	(1,369)	(1,683)
Accounts payable and accrued liabilities	(7,174)	17,095

Total adjustments	(408)	(3,977)

Net cash provided by operating activities	8,840	6,346

Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(2,930)	—
Earnout payment related to a 2008 acquisition	—	(500)
Capital expenditures	(6,526)	(6,207)
Proceeds from sales of assets	—	960

Net cash used in investing activities	(9,456)	(5,747)

Cash flows from financing activities:
Payments of long-term debt — Note E	(1,989,500)	(1,565,150)
Proceeds from borrowings of long-term debt — Note E	1,994,000	1,580,650
Payments of short-term notes payable	(2,203)	(1,631)
Proceeds from borrowings of short-term notes payable	2,449	1,631
Purchase of treasury stock	(326)	—
Dividends paid	(2,056)	(2,038)
Exercise of stock options	472	92
Other	204	(24)

Net cash provided by financing activities	3,040	13,530

Effect of exchange rate on cash and cash equivalents	(683)	(62)

Net increase in cash and cash equivalents	1,741	14,067

Cash and cash equivalents at beginning of year	73,315	51,167

Cash and cash equivalents at end of period	$75,056	$65,234

Supplemental cash flow information
Cash paid during the period for:
Interest	$885	$398
Income taxes—net	$2,060	$2,303
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Net earnings	$4,132	$5,892	$9,248	$10,323
Other comprehensive earnings/(loss):
Cumulative translation adjustment	7	(203)	995	(1,636)
Amortization of retirement benefit adjustments (net of tax)	750	687	1,486	1,416

Comprehensive earnings	$4,889	$6,376	$11,729	$10,103

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
July 3, 2011
NOTE A — Basis of Presentation
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
NOTE B — Equity-Based Compensation
At July 3, 2011, CTS had five equity-based compensation plans: the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”). All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.
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
The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three and six months ended July 3, 2011 and July 4, 2010 relating to these plans:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
($ in thousands)	2011	2010	2011	2010
Stock options	$—	$1	$—	$3
Restricted stock units	1,181	905	2,361	2,164

Total	$1,181	$906	$2,361	$2,167

The following table summarizes the status of these plans as of July 3, 2011:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding	—	257,200	505,500	75,350
Restricted stock units outstanding	543,459	146,195	—	—
Options exercisable	—	257,200	505,500	75,350
Awards available for grant	2,512,140	268,500	—	—

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
A summary of the status of stock options as of July 3, 2011 and July 4, 2010, and changes during the six-month periods then ended, is presented below:

	July 3, 2011		July 4, 2010
		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	1,093,063	$12.61	1,179,088	$13.72
Exercised	(59,263)	$7.91	(17,000)	$7.70
Expired	(195,750)	$21.99	(43,375)	$44.79

Outstanding at end of period	838,050	$10.75	1,118,713	$12.61

Exercisable at end of period	838,050	$10.75	1,118,713	$12.61
The total intrinsic value of share options exercised during the six-month periods ended July 3, 2011 and July 4, 2010 were $209,000 and $30,000, respectively. The weighted average remaining contractual life of options outstanding and options exercisable at July 3, 2011 and July 4, 2010 were 2.2 years and 2.8 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable at July 3, 2011 and July 4, 2010 were approximately $378,000 and $341,000, respectively. There were no unvested stock options at July 3, 2011.
The following table summarizes information about stock options outstanding at July 3, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 7/3/11	Life (Years)	Price	at 7/3/11	Price
$7.70 — 11.11	616,250	2.22	$9.53	616,250	$9.53
$13.68 — 16.24	221,800	2.16	$14.13	221,800	$14.13
Service-Based Restricted Stock Units
Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers and key employees as compensation. Generally, the RSUs vest over a three to five-year period. A summary of the status of RSUs as of July 3, 2011 and July 4, 2010, and changes during the six-month periods then ended is presented below:

	July 3, 2011		July 4, 2010
		Weighted-average		Weighted-average
		Grant-Date		Grant-Date
	RSUs	Fair Value	RSUs	Fair Value
Outstanding at beginning of year	807,601	$8.39	854,745	$8.47
Granted	219,100	$11.89	271,500	$7.52
Converted	(297,104)	$8.52	(280,495)	$8.97
Forfeited	(39,943)	$8.89	(13,920)	$6.62

Outstanding at end of period	689,654	$9.42	831,830	$8.34

Weighted-average remaining contractual life	6.7 years		5.32 years

CTS recorded compensation expense of approximately $691,000 and $1,412,000 related to service-based restricted stock units during the three and six month periods ended July 3, 2011, respectively. CTS recorded compensation expense of approximately $657,000 and $1,544,000 related to service-based restricted stock units during the three and six month periods ended July 4, 2010, respectively.
As of July 3, 2011, there was $2.6 million of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.
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
CTS recorded compensation expense of approximately $177,000 and $343,000 related to performance-based restricted stock units during the three and six month periods ended July 3, 2011, respectively. CTS recorded compensation expense of approximately $74,000 and $177,000 related to performance-based restricted stock units during the three and six month periods ended July 4, 2010, respectively. As of July 3, 2011 there was approximately $748,000 of unrecognized compensation cost related to performance-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.0 year.
Market-Based Restricted Stock Units
On July 2, 2007, CTS granted a market-based restricted stock unit award for an executive officer. An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date. Vesting may occur in the range from zero percent to 150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to 32 enumerated peer group companies’ total stockholder return rates. The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return over a three-year period. During the year ended December 31, 2010, 12,500 units were earned and awarded to the executive officer.
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
CTS recorded compensation expense of approximately $313,000 and $606,000 related to market-based restricted stock units during the three and six month periods ended July 3, 2011, respectively. CTS recorded compensation expense of approximately $173,000 and $441,000 related to market-based restricted stock units during the three and six month periods ended July 4, 2010, respectively. As of July 3, 2011, there was approximately $1.3 million of unrecognized compensation cost related to market-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.0 year.

Stock Retirement Plan
The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock. The Directors’ Plan was frozen effective December 1, 2004. All future grants will be from the 2009 Plan.
NOTE C — Acquisition
In January 2011, CTS acquired certain assets and assumed certain liabilities of Fordahl SA, a privately held company located in Brugg, Switzerland. This business was acquired for approximately $2.9 million, net of cash acquired. The assets acquired include inventory, accounts receivables, leasehold improvements, machinery and equipment, and certain intangible assets.
The Fordahl SA product line includes high-performance temperature compensated crystal oscillators and voltage controlled crystal oscillators. This product line is expected to expand CTS’ frequency product portfolio from clock and crystals to highly-engineered precision ovenized oscillators. This acquisition is expected to add new customers and to open up new market opportunities for CTS.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Estimated Fair
Values
At January 24,
($ in thousands)	2011
Current assets	$2,293
Property, plant and equipment	2,141
Amortizable intangible assets	1,084

Fair value of assets acquired, including $59 cash acquired	5,518
Less fair value of liabilities acquired	2,529

Net assets acquired	2,989
Cash acquired	59

Net cash paid	$2,930

Under the terms of the purchase agreement, CTS may pay a contingent earn out of up to $0.9 million in cash, based on the achievement of certain financial targets in 2011 through 2013. The fair value of this earn out contingency approximates $370,000, and was recorded as a liability at the acquisition date.
This acquisition is accounted for using the acquisition method of accounting whereby the total purchase price will be allocated to tangible and intangible assets based on the fair market values on the date of acquisition. CTS determined the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired and liabilities assumed. These estimates were arrived at using recognized valuation techniques. The Company is still finalizing the purchase price allocation. The land and building, machinery and equipment and intangible assets are classified as Level 3 under the fair value hierarchy. The pro forma effect of this acquisition is not material to CTS’ results of operations or financial position.
NOTE D — Inventories, net
Inventories consist of the following:

	July 3,	December 31,
($ in thousands)	2011	2010
Finished goods	$11,606	$8,594
Work-in-process	19,009	16,394
Raw materials	57,987	51,897

Total inventories, net	$88,602	$76,885

NOTE E — Debt
Long-term debt was comprised of the following:

	July 3,	December 31,
($ in thousands)	2011	2010
Revolving credit agreement, weighted-average interest rate of 1.8% (2011), and 1.1% (2010) due in 2015	$74,500	$70,000
On November 18, 2010, CTS entered into a $150 million, unsecured revolving credit agreement. Under the terms of the revolving credit agreement, CTS can expand the credit facility to $200 million, subject to participating banks’ approval. There was $74.5 million and $70.0 million outstanding under the revolving credit agreement at July 3, 2011 and December 31, 2010, respectively. At July 3, 2011 and December 31, 2010, CTS had $72.7 million and $77.2 million, respectively, available under this agreement, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.375 percent per annum at July 3, 2011. The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. CTS was in compliance with all debt covenants at July 3, 2011. The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting CTS’ ability to: dispose of assets, incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and make stock repurchases and dividend payments. The revolving credit agreement expires in November 2015.
NOTE F — Retirement Plans
Net pension income and postretirement expense for the three and six-months ended July 3, 2011 and July 4, 2010 include the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
PENSION PLANS
Service cost	$722	$744	$1,444	$1,491
Interest cost	3,230	3,310	6,457	6,642
Expected return on plan assets (1)	(6,062)	(6,079)	(12,121)	(12,162)
Settlement cost	—	—	—	234
Amortization of prior service cost	153	153	306	510
Amortization of loss	1,120	991	2,239	1,990

Net pension income	$(837)	$(881)	$(1,675)	$(1,295)

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Six Months Ended
($ in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$4	$3	$8	$6
Interest cost	72	75	144	150
Amortization of gain	(1)	—	(3)	—

Postretirement expense	$75	$78	$149	$156

NOTE G — Segments
CTS reportable segments are grouped by entities that exhibit similar economic characteristics. The segments’ reporting results are regularly reviewed by CTS’ chief operating decision maker to make decisions about resources to be allocated to these segments and to evaluate the segments’ performance. CTS has two reportable segments: 1) Electronics Manufacturing Services (“EMS”) and 2) Components and Sensors.

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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K. Management evaluates performance based upon segment operating earnings before interest expense, interest income, non-operating income/(expense), and income tax expense.
Summarized financial information concerning CTS’ reportable segments is shown in the following table:

		Components and
($ in thousands)	EMS	Sensors	Total
Second Quarter of 2011
Net sales to external customers	$78,882	$68,037	$146,919
Segment operating earnings	$370	$4,851	$5,221
Total assets	$139,582	$355,841	$495,423

Second Quarter of 2010
Net sales to external customers	$66,624	$72,227	$138,851
Segment operating (loss)/earnings	$(201)	$7,942	$7,741
Total assets	$128,248	$319,199	$447,447

First Six Months of 2011
Net sales to external customers	$158,369	$140,068	$298,437
Segment operating earnings	$373	$10,607	$10,980
Total assets	$139,582	$355,841	$495,423

First Six Months of 2010
Net sales to external customers	$122,583	$145,671	$268,254
Segment operating (loss)/earnings	$(2,879)	$16,967	$14,088
Total assets	$128,248	$319,199	$447,447
Reconciling information between reportable segments’ operating earnings and CTS’ consolidated earnings before income taxes is shown in the following table for the three and six-month periods then ended:

	Three Months Ended		Six Months Ended
($ in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Total segment operating earnings	$5,221	$7,741	$10,980	$14,088
Restructuring charges	(694)	—	(694)	—
Interest expense	(511)	(228)	(1,003)	(463)
Interest income	276	81	472	134
Other income/(expense)	743	(337)	1,873	(821)

Earnings before income taxes	$5,035	$7,257	$11,628	$12,938

NOTE H — Contingencies
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
During the second quarter of 2011, a fire occurred at the Company’s Scotland EMS manufacturing facility. The fire damaged approximately $1.4 million of inventory and $0.3 million of machinery and equipment. CTS has property insurance coverage with a $100,000 deductible that is expected to cover the costs of repairing and/or replacing the damaged inventory and machinery and equipment. CTS also has business interruption insurance that is expected to cover the lost sales impact and fixed costs. Consequently, as of July 3, 2011, CTS wrote-off approximately $0.3 million of net book value of machinery and equipment, $1.4 million of inventory, deferred $0.8 million of recoverable fixed costs and $0.3 million of recoverable building restoration costs to other receivable. The total fire-related other receivable was $2.8 million as of July 3, 2011 and was included in Other Current Assets in CTS’ Unaudited Condensed Consolidated Balance Sheets.
NOTE I — Fair Value Measurement
The table below summarizes the financial liability that was measured at fair value on a recurring basis as of July 3, 2011:

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical	Observable Inputs	Unobservable Inputs	Loss for Quarter
($ in thousands)	July 3, 2011	(Level 1)	(Level 2)	(Level 3)	Ended July 3, 2011
Long-term debt	$74,500	$—	$74,500	$—	$—
CTS’ long-term debt consists of a revolving debt agreement. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information.
NOTE J —Earnings Per Share
The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations. Basic earnings per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings per share. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and six-month periods ended July 3, 2011 and July 4, 2010.

		Shares
	Net Earnings	(in thousands)
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Per Share Amount
Second Quarter 2011
Basic EPS	$4,132	34,375	$0.12

Effect of dilutive securities:
Equity-based compensation plans	—	650

Diluted EPS	$4,132	35,025	$0.12

Second Quarter 2010
Basic EPS	$5,892	34,048	$0.17

Effect of dilutive securities:
Equity-based compensation plans	—	826

Diluted EPS	$5,892	34,874	$0.17

First Six Months of 2011
Basic EPS	$9,248	34,334	$0.27

Effect of dilutive securities:
Equity-based compensation plans	—	716

Diluted EPS	$9,248	35,050	$0.26

First Six Months of 2010
Basic EPS	$10,323	34,001	$0.30

Effect of dilutive securities:
Equity-based compensation plans	—	810

Diluted EPS	$10,323	34,811	$0.30

The following table shows the potentially dilutive securities which have been excluded from the three and six-month periods 2011 and 2010 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
(Number of Shares in Thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Stock options where the assumed proceeds exceed the average market price	402	602	402	602
NOTE K — Treasury Stock
Common stock held in treasury totaled 20,356,259 shares with a cost of $297.3 million at July 3, 2011 and 20,320,759 with a cost of $297.0 million at December 31, 2010. Approximately 6.5 million shares are available for future issuances.
In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the second quarter of 2011, 35,500 shares were repurchased at a cost of approximately $326,000 or $9.19 per share, under this program. No shares were repurchased under this program in 2010.

NOTE L — Goodwill and Other Intangible Assets
CTS has the following other intangible assets and goodwill as of:

	July 3, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists/relationships	$51,477	$(21,189)	$51,084	$(19,999)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	1,190	(251)	500	(153)

Total	62,986	(31,759)	61,903	(30,471)
Goodwill	500	—	500	—

Total other intangible assets and goodwill	$63,486	$(31,759)	$62,403	$(30,471)

Of the net intangible assets at July 3, 2011, $6.8 million relates to the EMS segment and $24.9 million relates to the Components and Sensors segment. CTS recorded amortization expense of $0.7 million and $1.3 million during the three and six-month periods ended July 3, 2011, respectively. CTS recorded amortization expense of $0.6 million and $1.3 million during the three and six-month periods ended July 4, 2010, respectively. CTS estimates remaining amortization expense of $1.3 million in 2011, $2.5 million in 2012 through 2013, $2.4 million in years 2014 through 2015 and $20.1 million thereafter.
NOTE M — Restructuring Charge
During April 2011, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure. These actions resulted in the elimination of approximately 30 positions. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through July 3, 2011:

		Actual incurred
	Planned	through
($ in millions) April 2011 Plan	Costs	July 3, 2011
Workforce reduction	$0.8	$0.7

Total restructuring charge	$0.8	$0.7

Of the restructuring charges incurred, $0.5 million relates to the Components and Sensors segment and $0.2 million relates to the EMS segment. Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings.
The following table displays the restructuring reserve activity related to the realignment for the period ended July 3, 2011:

($ in millions) April 2011 Plan
Restructuring liability at January 1, 2011	$—
Restructuring charge	0.7
Cost paid	(0.4)

Restructuring liability at July 3, 2011	$0.3

NOTE N — Recent Accounting Pronouncements
ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurements” (“ASC 820”) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, “Fair Value Measurements,” to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on CTS’ consolidated financial statements.
ASU 2011-05, “Presentation of Comprehensive Income”
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on CTS’ consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Forward-Looking Statements
This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural or other events such as the Japan earthquake; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other, risks and uncertainties are discussed in further detail in Item 1.A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.
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
As discussed in more detail throughout the MD&A:
•	Total company net sales in the second quarter of 2011 of $146.9 million were reported through two segments, Components and Sensors and EMS. Net sales increased by $8.1 million, or 5.8%, in the second quarter of 2011 from the second quarter of 2010. Net sales in the Components and Sensors segment decreased by $4.2 million, or 5.8% versus the second quarter of 2010, while net sales in the EMS segment increased by $12.3 million, or 18.4%. The decrease in net sales in our Components and Sensor segment was primarily driven by lower sales in our automotive market of approximately $6.3 million as a result of production disruptions caused by the March 2011 earthquake in Japan, partially offset by an increase of $2.0 million in other areas of our automotive market.
•	Gross margin as a percent of net sales was 19.0% in the second quarter of 2011 compared to 21.9% in the second quarter of 2010 due to a shift in segment mix as the Components and Sensors segment percent of total company net sales declined to 46.3% from 52.0% in the same period 2010. The reduction in gross margin also resulted from higher commodity and precious metal prices as well as program launch costs in preparation for new product introductions.
•	Selling, general and administrative (“SG&A”) expenses were $18.1 million, or 12.3% of net sales, in the second quarter of 2011 versus $18.3 million, or 13.2% of net sales, in the second quarter of 2010.
•	Research and development (“R&D”) expenses were $4.6 million, or 3.1% of net sales, in the second quarter of 2011 compared to $4.3 million, or 3.1% of net sales, in the second quarter of 2010. The increase was primarily to continue to develop and launch new growth initiatives.
•	During the quarter we restructured certain operations to further improve our cost structure. The cost of these actions was $0.7 million.
•	Interest and other income was $0.5 million in the second quarter of 2011 compared to $0.5 million expense in the same quarter of 2010. The year-over-year improvement resulted primarily from foreign exchange gains.
•	Income tax expense and the effective tax rate of the second quarter of 2011 were $0.9 million and 17.9%, respectively, versus $1.4 million and 18.8% in the same quarter of 2010.

•	Net earnings were $4.1 million, or $0.12 per diluted share, in the second quarter of 2011 compared with $5.9 million, or $0.17 per diluted share, in the second quarter of 2010.
Critical Accounting Policies
MD&A discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Management believes that judgments and estimates related to the following critical accounting policies could materially affect our consolidated financial statements:
•	Inventory valuation, the allowance for doubtful accounts, and other accrued liabilities
•	Long-lived and intangible assets valuation, and depreciation/amortization periods
•	Income taxes
•	Retirement plans
•	Equity-based compensation
In the second quarter of 2011, there were no changes in the above critical accounting policies.
Results of Operations
Comparison of Second Quarter 2011 and Second Quarter 2010
Segment Discussion
Refer to Note G, “Segments,” for a description of our segments.
The following table highlights the segment results for the quarters ended July 3, 2011 and July 4, 2010:

			Consolidated
($ in thousands)	Components & Sensors	EMS	Total
Second Quarter 2011
Net sales	$68,037	$78,882	$146,919
Segment operating earnings	$4,851	$370	$5,221
% of Net sales	7.1%	0.5%	3.6%

Second Quarter 2010
Net sales	$72,227	$66,624	$138,851
Segment operating earnings/(loss)	$7,942	$(201)	$7,741
% of Net sales	11.0%	(0.3)%	5.6%
Net sales in the Components and Sensors segment decreased $4.2 million, or 5.8%, from the second quarter of 2010. The decrease in net sales was primarily driven by lower sales in our automotive market of approximately $6.3 million as a result of production disruptions caused by the March 2011 earthquake in Japan, partially offset by an increase of $2.0 million in other areas of our automotive market. These earthquake-related sales are expected to be partially recovered in the second half of 2011.
The Components and Sensors segment operating earnings were $4.9 million in the second quarter of 2011 compared to $7.9 million in the second quarter of 2010. The unfavorable earnings change resulted primarily from lower net sales, higher commodity prices, and higher research and development costs.
Net sales in the EMS segment increased $12.3 million, or 18.4%, in the second quarter of 2011 from the second quarter of 2010. The increase in net sales was due to higher net sales of $6.5 million in the industrial market, $2.6 million in the computer market, $2.1 million in the defense and aerospace market, $0.5 million in the medical market, and $0.5 million in the communications market.

EMS segment operating earnings were $0.4 million in the second quarter of 2011 versus an operating loss of $0.2 million in the second quarter of 2010 primarily due to higher net sales.
Total Company Discussion
The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended July 3, 2011 and July 4, 2010:

	Quarter ended
	July 3,	July 4,	Increase
($ in thousands, except net earnings per share)	2011	2010	(Decrease)
Net sales	$146,919	$138,851	$8,068

Gross margin	$27,868	$30,340	$(2,472)
% of net sales	19.0%	21.9%	(2.9)%

Selling, general and administrative expenses	$18,057	$18,283	$(226)
% of net sales	12.3%	13.2%	(0.9)%

Research and development expenses	$4,590	$4,316	$274
% of net sales	3.1%	3.1%	—%

Restructuring charge	$694	$—	$694

Operating earnings	$4,527	$7,741	$(3,214)
% of net sales	3.1%	5.6%	(2.5)%

Interest and other income/(expense)	$508	$(484)	$992
% of net sales	0.3%	(0.3)%	0.6%

Income tax expense	$903	$1,365	$(462)

Net earnings	$4,132	$5,892	$(1,760)
% of net sales	2.8%	4.2%	(1.4)%

Net earnings per diluted share	$0.12	$0.17	$(0.05)
Net sales of $146.9 million in the second quarter of 2011 increased $8.1 million, or 5.8%, from the second quarter of 2010 attributable to higher EMS net sales of $12.3 million, offset by lower Components and Sensors net sales of $4.2 million. The decrease in net sales in our Components and Sensor segment was primarily driven by lower sales in our automotive market of approximately $6.3 million as a result of production disruptions caused by the March 2011 earthquake in Japan, partially offset by an increase of $2.0 million in other areas of our automotive market.
Gross margin as a percent of net sales was 19.0% in the second quarter of 2011 compared to 21.9% in the second quarter of 2010. Approximately half of the reduction was due to a shift in segment mix as the Components and Sensors segment percent of total company net sales declined to 46.3% from 52.0% in the same period 2010. The reduction in gross margin also resulted from higher commodity and precious metal prices as well as program launch costs in preparation for new product introductions.
SG&A expenses were $18.1 million, or 12.3% of net sales, in the second quarter of 2011 versus $18.3 million, or 13.2% of net sales, in the second quarter of 2010. SG&A expenses as a percentage of net sales improved, reflecting disciplined spending on higher net sales.
R&D expenses were $4.6 million, or 3.1% of net sales, in the second quarter of 2011 compared to $4.3 million, or 3.1% of net sales, in the second quarter of 2010. The increase was primarily driven by spending to continue to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $4.5 million in the second quarter of 2011 compared to $7.7 million in the second quarter of 2010. The decrease was primarily due to the reasons discussed above. Operating earnings in the second quarter of 2011 also include a restructuring charge of $0.7 million.
Interest and other income was $0.5 million in the second quarter of 2011 versus an expense of $0.5 million in the same quarter of 2010 primarily due to foreign exchange gains.
The effective tax rate for second quarter 2011 was 17.9% compared to 18.8% in the second quarter of 2010. The decrease in the effective tax rate was primarily due to changes in the mix of earnings by jurisdiction and discrete items.
Net earnings were $4.1 million, or $0.12 per diluted share, in the second quarter of 2011 compared with $5.9 million, or $0.17 per diluted share, in the second quarter of 2010.
Comparison of First Six Months 2011 and First Six Months 2010
Segment Discussion
The following table highlights the segment results for the six-month periods ended July 3, 2011 and July 4, 2010:

			Consolidated
($ in thousands)	Components & Sensors	EMS	Total
First Six Months 2011
Net sales	$140,068	$158,369	$298,437
Segment operating earnings	$10,607	$373	$10,980
% of Net sales	7.6%	0.2%	3.7%

First Six Months 2010
Net sales	$145,671	$122,583	$268,254
Segment operating earnings/(loss)	$16,967	$(2,879)	$14,088
% of Net sales	11.6%	(2.3)%	5.3%
Net sales in the Components and Sensors segment decreased $5.6 million, or 3.9% from the first six months of 2010. The decrease in net sales was primarily driven by lower net sales in our automotive market of approximately $6.3 million as a result of production disruptions caused by the March 2011 earthquake in Japan and lower service parts sales, partially offset by higher net sales in electronic components of $1.4 million primarily driven by higher distribution sales.
The Components and Sensors segment operating earnings were $10.6 million in the first six months of 2011 versus $17.0 million in the first six months of 2010. The unfavorable earnings change resulted primarily from lower net sales, higher commodity prices, and higher research and development costs.
Net sales in the EMS segment increased $35.8 million, or 29.2%, in the first six months of 2011 versus the first six months of 2010. The increase in net sales was due to higher net sales of $11.0 million in the industrial market, $10.5 million in the defense and aerospace market, $6.7 million in the communications market, $6.0 million in the computer market, and $1.5 million in the medical market.
EMS segment operating earnings were $0.4 million in the first six months of 2011 versus an operating loss of $2.9 million in the first six months of 2010. The favorable earnings change was primarily due to higher sales volume.
Total Company Discussion
The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six-month periods ended July 3, 2011 and July 4, 2010:

	Six months ended
			Increase
($ in thousands, except net earnings per share)	July 3, 2011	July 4, 2010	(Decrease)
Net sales	$298,437	$268,254	$30,183

Gross margin	$57,028	$60,819	$(3,791)
% of net sales	19.1%	22.7%	(3.6)%

Selling, general and administrative expenses	$36,429	$37,832	$(1,403)
% of net sales	12.2%	14.1%	(1.9)%

Research and development expenses	$9,619	$8,899	$720
% of net sales	3.2%	3.3%	(0.1)%

Restructuring charge	$694	$—	$694

Operating earnings	$10,286	$14,088	$(3,802)
% of net sales	3.4%	5.3%	(1.9)%

Interest and other income/(expense)	$1,342	$(1,150)	$2,492
% of net sales	0.4%	(0.4)%	0.8%

Income tax expense	$2,380	$2,615	$(235)

Net earnings	$9,248	$10,323	$(1,075)
% of net sales	3.1%	3.8%	(0.7)%

Net earnings per diluted share	$0.26	$0.30	$(0.04)
Net sales of $298.4 million in the first six months of 2011 increased $30.2 million, or 11.3%, from the first six months of 2010 attributable to higher EMS segment net sales of $35.8 million, offset by lower Component and Sensor segment net sales of $5.6 million. The decrease in net sales in our Components and Sensors segment was primarily driven by lower net sales in our automotive market of approximately $6.3 million as a result of production disruptions caused by the March 2011 earthquake in Japan and lower service parts sales, partially offset by higher net sales in electronic components of $1.4 million primarily driven by higher distribution sales.
Gross margin as a percent of net sales was 19.1% in the first six months of 2011, compared to 22.7% in the first six months of 2010, primarily due to a shift in segment mix as the percent of total company net sales from the Components and Sensors segment declined to 46.9% from 54.3% in the same period 2010. The reduction in gross margin also resulted from higher commodity and precious metal prices as well as program launch costs in preparation for new product introductions.
SG&A expenses were $36.4 million, or 12.2% of net sales, in the first six months of 2011 versus $37.8 million, or 14.1% of net sales, in the first six months of 2010. SG&A expenses as a percentage of net sales improved significantly, reflecting disciplined spending on higher net sales.
R&D expenses were $9.6 million, or 3.2% of net sales, in the first six months of 2011 versus $8.9 million, or 3.3% of net sales, in the first six months of 2010. The increase was primarily driven by spending to continue to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.
Operating earnings were $10.3 million in the first six months of 2011, including a restructuring charge of $0.7 million, compared to $14.1 million in the first six months of 2010. The decrease was primarily due to the reasons discussed above.
Interest and other income in the first six months of 2011 was $1.3 million versus an expense of $1.2 million in the same period of 2010 primarily due to foreign exchange gains.
The effective tax rate for the first six months of 2011 was 20.5% compared to 20.2% in the first six months of 2010. The increase in the effective tax rate was primarily due to changes in the mix of earnings by jurisdiction and discrete items.
Net earnings were $9.2 million, or $0.26 per diluted share, in the first six months of 2011 compared with $10.3 million, or $0.30 per share, in the first six months of 2010.

CTS Scotland Facility Fire
During the second quarter of 2011, a fire occurred at our Scotland EMS manufacturing facility. The fire damaged approximately $1.4 million of inventory and $0.3 million of machinery and equipment. We have property insurance coverage with a $100,000 deductible that is expected to cover the costs of repairing and/or replacing the damaged inventory and machinery and equipment. We also have business interruption insurance that is expected to cover the lost sales impact and fixed costs. Consequently, as of July 3, 2011, we wrote-off approximately $0.3 million of net book value of machinery and equipment, $1.4 million of inventory, deferred $0.8 million of recoverable fixed costs and $0.3 million of recoverable building restoration costs to other receivable. The total fire-related other receivable was $2.8 million as of July 3, 2011.
Acquisition
In January 2011, we acquired certain assets and assumed certain liabilities of Fordahl SA, a privately held company located in Brugg, Switzerland. This business was acquired with approximately $2.9 million, net of cash acquired. The assets acquired include accounts receivables, inventory, leasehold improvements, machinery and equipment, and certain intangible assets.
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
2011 Outlook
Based on our first half results and the current outlook, management maintains its guidance of full-year 2011 sales increase in the range of 9% to 13% over 2010 and full-year 2011 earnings per share in the range of $0.70 to $0.75.
Liquidity and Capital Resources
Overview
Cash and cash equivalents were $75.1 million at July 3, 2011 and $73.3 million at December 31, 2010. Total debt on July 3, 2011 was $74.7 million, compared to $70.0 million at December 31, 2010, as we increased debt primarily to fund domestic working capital requirements. Total debt as a percentage of total capitalization was 20.7% at the end of the second quarter of 2011, compared with 20.3% at December 31, 2010. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.
Working capital increased by $10.7 million in the second quarter of 2011 versus year-end 2010, primarily due to increases in inventory and other current assets of $11.7 million and $3.4 million, respectively, and a decrease in other accrued liabilities of $4.0 million, partially offset by a decrease in accounts receivable of $8.1 million.
Cash Flow
Operating Activities
Net cash provided by operating activities was $8.8 million during the first six months of 2011. Components of net cash provided by operating activities included net earnings of $9.2 million, non-cash adjustments of depreciation and amortization expense of $8.8 million, amortization of retirement benefits of $2.5 million and equity-based compensation expense of $2.4 million which were partially offset by net changes in assets and liabilities of $10.5 million and prepaid pension assets of $4.3 million. The net changes in assets and liabilities were primarily due to increased inventories of $10.6 million, decreased accounts payable and accrued liabilities of $7.2 million, and increased other current assets of $1.4 million, which were partially offset by decreased accounts receivable of $10.2 million, all to support higher anticipated net sales.
Net cash provided by operating activities was $6.3 million during the first six months of 2010. Components of net cash provided by operating activities included net earnings of $10.3 million and depreciation and amortization expense of $8.8 million, which were partially offset by net changes in assets and liabilities of $13.0 million. The changes in assets and liabilities, which include the impact of foreign exchange, were primarily due to increased inventories of $14.7 million and increased accounts receivable of $13.8 million which were partially offset by increased accounts payable and accrued liabilities of $17.1 million, all to support higher net sales.

Investing Activities
Net cash used in investing activities for the first six months of 2011 was $9.5 million, of which $6.5 million was for capital expenditures and $2.9 million was for the acquisition of certain assets of Fordahl SA.
Net cash used in investing activities for the first six months of 2010 was $5.7 million of which $6.2 million was for capital expenditures, partially offset by proceeds of $1.0 million received from the sale of an idle facility.
Financing Activities
Net cash provided by financing activities for the first six months of 2011 was $3.0 million, consisting primarily of a net increase in long-term debt of $4.5 million, offset by $2.1 million in dividend payments. The additional debt was primarily used to meet domestic working capital requirements as net sales increased.
Net cash provided by financing activities for the first six months of 2010 was $13.5 million, consisting primarily of a net increase in long-term debt of $15.5 million, offset by $2.0 million in dividend payments. The additional debt was primarily used to meet domestic working capital requirements to support higher sales.
Capital Resources
Refer to Note E, “Debt,” to our unaudited consolidated financial statements for further discussion.
Long-term debt was comprised of the following:

	July 3,	December 31,
($ in thousands)	2011	2010
Revolving credit agreement, weighted-average interest rate of 1.8% (2011), and 1.1% (2010) due in 2015	$74,500	$70,000
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
On November 18, 2010, we entered into a $150 million, unsecured revolving credit agreement. Under the terms of the revolving credit agreement, we can expand the credit facility to $200 million, subject to participating banks’ approval. There was $74.5 million and $70.0 million outstanding under the revolving credit agreement at July 3, 2011 and December 31, 2010, respectively. At July 3, 2011 and December 31, 2010, we had $72.7 million and $77.2 million, respectively, available under this agreement, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon the London Interbank Offered Rate and our quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.375 percent per annum at July 3, 2011. The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. We were in compliance with all debt covenants at July 3, 2011. The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. The revolving credit agreement expires in November 2015.
In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock in the open market at a maximum price of $13.00 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the second quarter of 2011, 35,500 shares were repurchased at a cost of approximately $326,000 or $9.19 per share under this program. No shares were repurchased under this program in 2010.

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
Recent Accounting Pronouncements
ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurements” (“ASC 820”) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, “Fair Value Measurements,” to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our consolidated financial statements.
ASU 2011-05, “Presentation of Comprehensive Income”
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no other material changes in our market risk since December 31, 2010.
Item 4. Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended July 3, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”). In January 2010, Toyota initiated a recall of certain models of vehicles containing pedals manufactured by CTS. The pedal recall and associated events have led to us being named as a co-defendant with Toyota in certain litigation.
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
Presently, we have been served process and named as co-defendant with Toyota in approximately thirty-seven open lawsuits; we have been dismissed as a defendant from an additional twenty-one lawsuits. The claims brought generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.
Item 1A. Risk Factors
There have been no significant changes to our risk factors since December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending July 3, 2011:

				(d)
			(c)	Maximum Number
			Total Number of Shares	of Shares
	(a)	(b)	Purchased as Part of	That May Yet Be
	Total Number of	Average Price	Plans or Programs	Purchased Under the
	Shares Purchased	Paid per Share	(1)	Plans or Programs
				977,500
June 21, 2011 — June 30, 2011	35,500	9.19	35,500	942,000

Total	35,500		35,500

Item 3. Default Upon Senior Securities
Not applicable
Item 4. (Removed and Reserved)
Not applicable
Item 5. Other Information
Not applicable
Item 6. Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Donna L. Belusar
Richard G. Cutter III	Donna L. Belusar
Vice President, Law and Business Affairs, Corporate Secretary	Senior Vice President and Chief Financial Officer

Dated: July 26, 2011	Dated: July 26, 2011