Form 10-Q
period 2011-10-02
CTS CORP
filed 2011-10-26
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2011: 34,322,063.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net sales	$146,070	$139,362	$444,507	$407,616
Costs and expenses:
Cost of goods sold	118,610	109,393	360,496	316,828
Insurance recovery for business interruption - fire	(1,113)	—	(1,892)	—
Selling, general and administrative expenses	18,343	17,112	55,074	54,944
Research and development expenses	5,163	5,086	14,782	13,985
Insurance recovery for property damage - fire	(2,687)	—	(2,687)	—
Restructuring charge - Note M	—	—	694	—

Operating earnings	7,754	7,771	18,040	21,859
Other (expense)/income:
Interest expense	(549)	(254)	(1,552)	(717)
Interest income	359	105	831	239
Other	(65)	1,738	1,808	917

Total other (expense)/income	(255)	1,589	1,087	439

Earnings before income taxes	7,499	9,360	19,127	22,298
Income tax expense	1,636	2,445	4,016	5,060

Net earnings	$5,863	$6,915	$15,111	$17,238

Net earnings per share - Note J
Basic	$0.17	$0.20	$0.44	$0.51

Diluted	$0.17	$0.20	$0.43	$0.50

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

Average common shares outstanding:
Basic	34,375	34,181	34,347	34,060
Diluted	34,994	34,827	35,026	34,816

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands of dollars)

	October 2, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$89,172	$73,315
Accounts receivable, less allowances (2011 - $1,017; 2010- $1,269)	90,344	95,930
Inventories, net - Note D	91,366	76,885
Other current assets	22,104	20,525

Total current assets	292,986	266,655
Property, plant and equipment, less accumulated depreciation (2011 - $242,713; 2010 - $244,662)	81,952	78,213
Other Assets
Prepaid pension asset	50,561	44,075
Goodwill - Note L	500	500
Other intangible assets, net - Note L	30,576	31,432
Deferred income taxes	58,282	59,956
Other	1,618	1,753

Total other assets	141,537	137,716

Total Assets	$516,475	$482,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$—
Accounts payable	78,909	75,384
Accrued liabilities	43,325	44,716

Total current liabilities	122,234	120,100
Long-term debt - Note E	89,700	70,000
Other long-term obligations	13,487	18,234
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 54,789,426 shares issued at October 2, 2011 and 54,517,560 shares issued at December 31, 2010	287,652	285,515
Additional contributed capital	38,790	37,775
Retained earnings	347,542	335,524
Accumulated other comprehensive loss	(84,584)	(87,555)

	589,400	571,259
Cost of common stock held in treasury – Note K (2011 - 20,467,363 and 2010 – 20,320,759 shares)	(298,346)	(297,009)

Total shareholders’ equity	291,054	274,250

Total Liabilities and Shareholders’ Equity	$516,475	$482,584

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands of dollars)

	Nine Months Ended
	October 2, 2011	October 3, 2010
Cash flows from operating activities:
Net earnings	$15,111	17,238
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,176	13,244
Prepaid pension asset	(6,486)	(5,985)
Equity-based compensation - Note B	3,363	2,911
Restructuring charge - Note M	694	—
Amortization of retirement benefit adjustments - Note F	4,431	3,646
Insurance recovery for business interruption and property damage - fire	(4,579)	—
Insurance proceeds for business interruption and property damage other than property, plant and equipment - fire	3,745	—
Other	(1,955)	(987)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	6,619	(17,929)
Inventories	(14,184)	(21,587)
Other current assets	(1,750)	(2,697)
Accounts payable and accrued liabilities	(4,809)	20,241

Total adjustments	(1,735)	(9,143)

Net cash provided by operating activities	13,376	8,095

Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(2,930)	—
Earnout payment related to a 2008 acquisition	—	(500)
Insurance proceeds for property, plant and equipment damaged in fire	3,057	—
Capital expenditures	(10,216)	(10,505)
Capital expenditures to replace property, plant and equipment damaged in fire	(2,930)	—
Proceeds from sales of assets	—	1,530

Net cash used in investing activities	(13,019)	(9,475)

Cash flows from financing activities:
Payments of long-term debt - Note E	(3,056,200)	(2,488,950)
Proceeds from borrowings of long-term debt - Note E	3,075,900	2,515,650
Payments of short-term notes payable	(4,464)	(2,258)
Proceeds from borrowings of short-term notes payable	4,464	2,258
Purchase of treasury stock	(1,337)	—
Dividends paid	(3,089)	(3,063)
Exercise of stock options	472	—
Other	206	69

Net cash provided by financing activities	15,952	23,706

Effect of exchange rate on cash and cash equivalents	(452)	(462)

Net increase in cash and cash equivalents	15,857	21,864

Cash and cash equivalents at beginning of year	73,315	51,167

Cash and cash equivalents at end of period	$89,172	$73,031

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,314	$633
Income taxes - net	$3,038	$2,370

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net earnings	$5,863	$6,915	$15,111	$17,238
Other comprehensive earnings/(loss):
Cumulative translation adjustment	(801)	1,090	194	(546)
Amortization of retirement benefit adjustments (net of tax)	1,291	582	2,777	1,998

Comprehensive earnings	$6,353	$8,587	$18,082	$18,690

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

October 2, 2011

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

NOTE B – Equity-Based Compensation

At October 2, 2011, CTS had five equity-based compensation plans: the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”). All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

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

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three and nine months ended October 2, 2011 and October 3, 2010 relating to these plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Stock options	$—	$—	$—	$3
Restricted stock units	1,002	746	3,363	2,908

Total	$1,002	$746	$3,363	$2,911

The following table summarizes the status of these plans as of October 2, 2011:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding	—	257,200	405,000	74,850
Restricted stock units outstanding	563,328	141,745	—	—
Options exercisable	—	257,200	405,000	74,850
Awards available for grant	2,492,104	268,500	—	—

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

A summary of the status of stock options as of October 2, 2011 and October 3, 2010, and changes during the nine-month periods then ended, is presented below:

	October 2, 2011		October 3, 2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,093,063	$12.61	1,179,088	$13.72
Exercised	(59,263)	$7.91	(17,000)	$7.70
Expired	(296,750)	$19.27	(47,875)	$42.30

Outstanding at end of period	737,050	$10.30	1,114,213	$12.59

Exercisable at end of period	737,050	$10.30	1,114,213	$12.59

The total intrinsic value of share options exercised during the nine-month periods ended October 2, 2011 and October 3, 2010 were $209,000 and $30,000, respectively. The weighted average remaining contractual life of options outstanding and options exercisable at October 2, 2011 and October 3, 2010 were 2.1 years and 2.4 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable at October 2, 2011 and October 3, 2010 were approximately $79,000 and $550,000, respectively. There were no unvested stock options at October 2, 2011.

The following table summarizes information about stock options outstanding at October 2, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 10/2/11	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 10/2/11	Weighted Average Exercise Price
$ 7.70 –11.11	615,250	1.97	$9.53	615,250	$9.53
$ 13.68 – 16.24	121,800	3.48	$14.22	121,800	$14.22

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers and key employees as compensation. Generally, the RSUs vest over a three to five-year period. A summary of the status of RSUs as of October 2, 2011 and October 3, 2010, and changes during the nine-month periods then ended is presented below:

	October 2, 2011		October 3, 2010
	RSUs	Weighted- average Grant-Date Fair Value	RSUs	Weighted- average Grant-Date Fair Value
Outstanding at beginning of year	807,601	$8.39	854,745	$	8.47
Granted	241,100	$11.70	282,200	$	7.59
Converted	(299,304)	$8.54	(282,895)	$	9.01
Forfeited	(44,324)	$9.07	(73,552)	$	7.49

Outstanding at end of period	705,073	$9.42	780,498	$	8.39

Weighted-average remaining contractual life	6.4 years		5.3 years

CTS recorded compensation expense of approximately $574,000 and $1,986,000 related to service-based restricted stock units during the three and nine month periods ended October 2, 2011, respectively. CTS recorded compensation expense of approximately $471,000 and $2,015,000 related to service-based restricted stock units during the three and nine month periods ended October 3, 2010, respectively.

As of October 2, 2011, there was $2.2 million of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

CTS recorded compensation expense of approximately $157,000 and $500,000 related to performance-based restricted stock units during the three and nine month periods ended October 2, 2011, respectively. CTS recorded compensation expense of approximately $87,000 and $264,000 related to performance-based restricted stock units during the three and nine month periods ended October 3, 2010, respectively. As of October 2, 2011 there was approximately $568,000 of unrecognized compensation cost related to performance-based RSUs. That cost is expected to be recognized over a weighted-average period of 0.9 years.

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

CTS recorded compensation expense of approximately $271,000 and $877,000 related to market-based restricted stock units during the three and nine month periods ended October 2, 2011, respectively. CTS recorded compensation expense of approximately $188,000 and $629,000 related to market-based restricted stock units during the three and nine month periods ended October 3, 2010, respectively. As of October 2, 2011, there was approximately $989,000 million of unrecognized compensation cost related to market-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock. The Directors’ Plan was frozen effective December 1, 2004. All future grants will be from the 2009 Plan.

NOTE C – Acquisition

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Estimated Fair Values
($ in thousands)	At January 24, 2011
Current assets	$2,293
Property, plant and equipment	2,141
Amortizable intangible assets	1,084

Fair value of assets acquired, including $59 cash acquired	5,518
Less fair value of liabilities acquired	2,529

Net assets acquired	2,989
Cash acquired	59

Net cash paid	$2,930

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

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	October 2, 2011	December 31, 2010
Finished goods	$10,224	$8,594
Work-in-process	21,789	16,394
Raw materials	59,353	51,897

Total inventories, net	$91,366	$76,885

NOTE E – Debt

Long-term debt was comprised of the following:

($ in thousands)	October 2, 2011	December 31, 2010
Revolving credit agreement, weighted-average interest rate of 1.9% (2011), and 1.1% (2010) due in 2015	$89,700	$70,000

On November 18, 2010, CTS entered into a $150 million, unsecured revolving credit agreement. Under the terms of the revolving credit agreement, CTS can expand the credit facility to $200 million, subject to participating banks’ approval. There was $89.7 million and $70.0 million outstanding under the revolving credit agreement at October 2, 2011 and December 31, 2010, respectively. At October 2, 2011 and December 31, 2010, CTS had $57.5 million and $77.2 million, respectively, available under this agreement, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.375 percent per annum at October 2, 2011. The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. CTS was in compliance with all debt covenants at October 2, 2011. The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting CTS’ ability to: dispose of assets, incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and make stock repurchases and dividend payments. The revolving credit agreement expires in November 2015.

NOTE F – Retirement Plans

Net pension income and postretirement expense for the three and nine-months ended October 2, 2011 and October 3, 2010 include the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
PENSION PLANS
Service cost	$722	$746	$2,167	$2,236
Interest cost	3,196	3,315	9,653	9,957
Expected return on plan assets (1)	(6,062)	(6,086)	(18,184)	(18,247)
Settlement cost	637	—	637	234
Amortization of prior service cost	153	153	459	663
Amortization of loss	1,102	993	3,339	2,983

Net pension income	$(252)	$(879)	$(1,929)	$(2,174)

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Three Months Ended		Nine Months Ended
($ in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$4	$3	$12	$10
Interest cost	72	75	216	225
Amortization of gain	(1)	—	(4)	—

Postretirement expense	$75	$78	$224	$235

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management evaluates performance based upon segment operating earnings before interest expense, interest income, non-operating income/(expense), and income tax expense.

In the third quarter of 2011, CTS expanded the presentation of segment operating earnings to currently include both segment operating earnings before corporate and shared services charges and segment operating earnings after corporate and shared services charges as shown in the table below. These charges primarily include Company headquarters’ support services such as information technology, accounting, treasury, legal and other support services which are not part of any business segment. Prior to this change, these charges were included within these operating segments. This presentation reflects the current fact that CTS’ chief operating decision-maker excludes these charges from the review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Results from prior periods here are presented on the same basis.

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	EMS	Components and Sensors	Total
Third Quarter of 2011
Net sales to external customers	$76,981	$69,089	$146,070

Segment operating earnings before corporate and shared services charges	$5,870	$7,738	$13,608
Corporate and shared services charges	(2,297)	(3,557)	(5,854)

Segment operating earnings(1)	$3,573	$4,181	$7,754

Total assets	$149,088	$367,387	$516,475

Third Quarter of 2010
Net sales to external customers	$67,592	$71,770	$139,362

Segment operating earnings before corporate and shared services charges	$1,503	$11,396	$12,899
Corporate and shared services charges	(1,431)	(3,697)	(5,128)

Segment operating earnings	$72	$7,699	$7,771

Total assets at 12-31-2010	$146,865	$335,719	$482,584

First Nine Months of 2011
Net sales to external customers	$235,349	$209,158	$444,507

Segment operating earnings before corporate and shared services charges	$9,960	$26,388	$36,348
Corporate and shared services charges	(6,013)	(11,601)	(17,614)

Segment operating earnings(2)	$3,947	$14,787	$18,734

Total assets	$149,088	$367,387	$516,475

First Nine Months of 2010
Net sales to external customers	$190,175	$217,441	$407,616

Segment operating earnings before corporate and shared services charges	$3,533	$38,247	$41,780
Corporate and shared services charges	(6,340)	(13,581)	(19,921)

Segment operating earnings	$(2,807)	$24,666	$21,859

Total assets at 12-31-2010	$146,865	$335,719	$482,584

(1)	EMS segment’s operating earnings of $3,573 include $2,687 of insurance recovery for property damage related to the fire at CTS Scotland’s manufacturing facility.
(2)	EMS segment’s operating earnings of $3,947 include $2,687 of insurance recovery for property damage related to the fire at CTS Scotland’s manufacturing facility.

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated earnings before income taxes is shown in the following table for the three and nine-month periods then ended:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Total segment operating earnings	$7,754	$7,771	$18,734	$21,859
Restructuring charges	—	—	(694)	—
Interest expense	(549)	(254)	(1,552)	(717)
Interest income	359	105	831	239
Other (expense)/income	(65)	1,738	1,808	917

Earnings before income taxes	$7,499	$9,360	$19,127	$22,298

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

During the second quarter of 2011, a fire occurred at the Company’s Scotland EMS manufacturing facility. The fire damaged approximately $1.6 million of inventory and $0.2 million of machinery and equipment. CTS has property insurance coverage with a $100,000 deductible that will cover the costs of repairing and/or replacing the damaged inventory and machinery and equipment. CTS also has business interruption insurance that is expected to cover the lost sales impact and fixed costs. Consequently, as of October 2, 2011, CTS wrote-off approximately $0.2 million of net book value of machinery and equipment and $1.6 million of inventory; and deferred $0.5 million of other recoverable costs and $0.6 million of recoverable building restoration costs to other receivable. The total fire-related other receivable was approximately $0.8 million as of October 2, 2011 and was included in Other Current Assets in CTS’ Unaudited Condensed Consolidated Balance Sheets.

During the third quarter, CTS recovered approximately $6.8 million from the Company’s insurance carriers. Out of the $6.8 million recovered, approximately $1.9 million was for business interruption and the remaining $4.9 million was for the replacement of damaged property. As a result of these insurance recoveries, CTS recorded a recovery of approximately $1.1 million for business interruption and a recovery of $2.7 million for property damage in CTS’ Unaudited Condensed Consolidated Statements of Earnings for the quarter ended October 2, 2011. CTS recorded a recovery of approximately $1.9 million for business interruption and a recovery of $2.7 million for property damage in CTS’ Unaudited Condensed Consolidated Statements of Earnings for the nine-month period ended October 2, 2011.

NOTE I – Fair Value Measurement

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of October 2, 2011:

($ in thousands)	Carrying Value at October 2, 2011	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Quarter Ended October 2, 2011
Long-term debt	$89,700	$—	$89,700	$—	$—

CTS’ long-term debt consists of a revolving debt agreement. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information.

NOTE J – Earnings Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations. Basic earnings per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings per share. The calculations below provide net earnings, average common shares outstanding, and the resultant earnings per share for both basic and diluted EPS for the three and nine-month periods ended October 2, 2011 and October 3, 2010.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Third Quarter 2011
Basic EPS	$5,863	34,375	$0.17

Effect of dilutive securities:
Equity-based compensation plans	—	619

Diluted EPS	$5,863	34,994	$0.17

Third Quarter 2010
Basic EPS	$6,915	34,181	$0.20

Effect of dilutive securities:
Equity-based compensation plans	—	646

Diluted EPS	$6,915	34,827	$0.20

First Nine Months of 2011
Basic EPS	$15,111	34,347	$0.44

Effect of dilutive securities:
Equity-based compensation plans	—	679

Diluted EPS	$15,111	35,026	$0.43

First Nine Months of 2010
Basic EPS	$17,238	34,060	$0.51

Effect of dilutive securities:
Equity-based compensation plans	—	756

Diluted EPS	$17,238	34,816	$0.50

The following table shows the potentially dilutive securities which have been excluded from the three and nine-month periods 2011 and 2010 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
(Number of Shares in Thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Stock options where the assumed proceeds exceed the average market price	548	866	548	866

NOTE K – Treasury Stock

Common stock held in treasury totaled 20,467,363 shares with a cost of $298.3 million at October 2, 2011 and 20,320,759 with a cost of $297.0 million at December 31, 2010. Approximately 6.4 million shares are available for future issuances.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the second quarter of 2011, 35,500 shares were repurchased at a cost of approximately $326,000 or $9.19 per share, under this program. During the third quarter of 2011, 111,104 were repurchased at a cost of approximately $1.0 million or $9.10 per share, under this program. No shares were repurchased under this program in 2010.

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	October 2, 2011		December 31, 2010
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$51,478	$(21,786)	$51,084	$(19,999)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	1,190	(306)	500	(153)

Total	62,987	(32,411)	61,903	(30,471)
Goodwill	500	—	500	—

Total other intangible assets and goodwill	$63,487	$(32,411)	$62,403	$(30,471)

Of the net intangible assets at October 2, 2011, $6.6 million relates to the EMS segment and $24.5 million relates to the Components and Sensors segment. CTS recorded amortization expense of $0.7 million and $1.9 million during the three and nine-month periods ended October 2, 2011, respectively. CTS recorded amortization expense of $0.6 million and $1.9 million during the three and nine-month periods ended October 3, 2010, respectively. CTS estimates remaining amortization expense of $0.6 million in 2011, $2.6 million in 2012 through 2013, $2.5 million in years 2014 through 2015 and $19.7 million thereafter. All goodwill relates to CTS’ EMS segment.

NOTE M – Restructuring Charge

During April 2011, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure. These actions resulted in the elimination of approximately 30 positions. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through October 2, 2011:

($ in millions) April 2011 Plan	Planned Costs	Actual incurred through October 2, 2011
Workforce reduction	$0.8	$0.7

Total restructuring charge	$0.8	$0.7

Of the restructuring charges incurred, $0.5 million relates to the Components and Sensors segment and $0.2 million relates to the EMS segment. Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings.

The following table displays the restructuring reserve activity related to the realignment for the period ended October 2, 2011:

($ in millions) April 2011 Plan
Restructuring liability at January 1, 2011	$—
Restructuring charges	0.7
Cost paid	(0.6)

Restructuring liability at October 2, 2011	$0.1

NOTE N – Subsequent Event

During the fourth quarter of 2011, severe flooding in Thailand has impacted CTS’ EMS manufacturing facility near Bangkok. As s result, production at this facility has been suspended since the second week of October 2011 and the facility is expected to remain closed for approximately 10 – 12 weeks. In the meantime, production is being transferred from Bangkok to other CTS facilities to meet customer demand. CTS has adequate insurance coverage for such events. Management continues to assess the impact of the floods. At the time of filing this Form 10-Q, the impact on CTS’ consolidated financial statements is not expected to be material.

NOTE O – Recent Accounting Pronouncements

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

ASU 2011-08, “Testing Goodwill for Impairment”

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”) to simplify how both public and non-public entities test goodwill for impairment. The amended guidance gives entities the option to qualitatively assess whether the two-step goodwill impairment test under Accounting Standards Codification Topic 350-20, “Intangibles – Goodwill and Other – Goodwill” (“ASC 350-20”) must be performed. Under ASU 2011-08, entities can assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If entities elect to perform the qualitative assessment and determine that it is not more than likely than not that the reporting unit’s fair value is less than the carrying amount, no further evaluation is necessary. However, if entities choose not to perform the qualitative assessment or determines through the qualitative assessment that the reporting unit’s fair value is more likely than not less than its carrying amount, then entities would perform Step 1 of the goodwill impairment test under ASC 350-20. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, although early adoption is permitted. The provisions of ASU 2011-08, when adopted, are not expected to have a material impact on CTS’ consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the businesses in which the Company operates; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural or other events such as the Japan earthquake and the Thailand flood; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other, risks and uncertainties are discussed in further detail in Item 1.A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

As discussed in more detail throughout the MD&A:

•

Total company net sales in the third quarter of 2011 of $146.1 million were reported through two segments, Components and Sensors and EMS. Net sales increased by $6.7 million, or 4.8%, in the third quarter of 2011 from the third quarter of 2010. Net sales in the EMS segment increased by 13.9% versus the third quarter of 2010, while net sales in the Components and Sensors segment decreased by 3.7%.

•

Gross margin as a percent of net sales was 18.8% in the third quarter of 2011 compared to 21.5% in the third quarter of 2010 due to a shift in segment mix as the EMS segment sales increased as a percentage of total company net sales increased to 52.7% from 48.5% in the same period of 2010. The reduction in gross margin also resulted from higher commodity and precious metal prices as well as program launch costs for new product introductions.

•

Selling, general and administrative (“SG&A”) expenses were $18.3 million, or 12.6% of net sales, in the third quarter of 2011 versus $17.1 million, or 12.3% of net sales, in the third quarter of 2010. A discrete pension settlement cost of $0.7 million was incurred during the third quarter of 2011.

•	Research and development (“R&D”) expenses were $5.2 million, or 3.5% of net sales, in the third quarter of 2011 compared to $5.1 million, or 3.6% of net sales, in the third quarter of 2010.

•	Insurance recovery for business interruption due to the fire at our Scotland facility was $1.1 million in the third quarter of 2011. This recovery was primarily for reimbursement for fixed costs.

•	Insurance recovery for property damage due to our Scotland facility fire was $2.7 million in the third quarter of 2011.

•	Income tax expense and effective tax rate for the third quarter of 2011 were $1.6 million and 21.8% respectively versus $2.4 million and 26.1% in the same quarter of 2010.

•	Net earnings were $5.9 million, or $0.17 per diluted share, in the third quarter of 2011. This compares with $6.9 million, or $0.20 per diluted share, in the third quarter of 2010.

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

In the third quarter of 2011, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Third Quarter 2011 and Third Quarter 2010

Segment Discussion

Refer to Note G, “Segments,” for a description of our segments.

The following table highlights the segment results for the quarters ended October 2, 2011 and October 3, 2010:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
Third Quarter 2011
Net sales	$69,089	$76,981	$146,070
Segment operating earnings	4,181	$3,573	$7,754
% of net sales	6.1%	4.6%	5.3%

Third Quarter 2010
Net sales	$71,770	$67,592	$139,362
Segment operating earnings	7,699	$72	$7,771
% of net sales	10.7%	0.1%	5.6%

Net sales in the Components and Sensors segment decreased $2.7 million, or 3.7%, from the third quarter of 2010. The decrease in net sales was primarily attributable to lower net sales in electronic components for computer and telecommunications infrastructure applications of $1.3 million and lower net sales of $1.3 million in the automotive market primarily due to production disruptions caused by the March 2011 earthquake in Japan. These earthquake-related sales are expected to be partially recovered in the fourth quarter of 2011.

The Components and Sensors segment recorded operating earnings of $4.2 million in the third quarter of 2011 versus $7.7 million in the third quarter of 2010. The unfavorable earnings change resulted primarily from the negative impact of lower net sales, higher commodity and precious metal prices, and program launch costs for new product introductions.

Net sales in the EMS segment increased $9.4 million, or 13.9%, in the third quarter of 2011 from the third quarter of 2010. The increase in net sales was due to higher net sales of $5.6 million in the defense and aerospace market, $4.0 million in the communications market, and $1.9 million in the industrial market, partially offset by lower net sales of $1.2 million in the computer market and $1.0 million in the medical market.

EMS segment operating earnings was $3.6 million in the third quarter of 2011 versus earnings of $0.1 million in the third quarter 2010 primarily due to a $2.7 million property damage insurance recovery resulting from the May 2011 fire at our Scotland facility and the positive impact of higher net sales partially offset by unfavorable product mix.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended October 2, 2011 and October 3, 2010:

	Quarter ended
($ in thousands, except net earnings per share)	October 2, 2011	October 3, 2010	Increase (Decrease)
Net sales	$146,070	$139,362	$6,708

Gross margin	$27,460	$29,969	$(2,509)
% of net sales	18.8%	21.5%	(2.7)%

Selling, general and administrative expenses	$18,343	$17,112	$1,231
% of net sales	12.6%	12.3%	0.3%

Research and development expenses	$5,163	$5,086	$77
% of net sales	3.5%	3.6%	(0.1)%

Insurance recovery for business interruption - fire	$1,113	$—	$1,113
Insurance recovery for property damage - fire	$2,687	$—	$2,687

Operating earnings	$7,754	$7,771	$(17)
% of net sales	5.3%	5.6%	(0.3)%

Interest and other (expense)/income	$(255)	$1,589	$(1,844)
% of net sales	(0.2)%	1.1%	(1.3)%

Income tax expense	$1,636	$2,445	$(809)

Net earnings	$5,863	$6,915	$(1,052)
% of net sales	4.0%	5.0%	(1.0)%

Net earnings per diluted share	$0.17	$0.20	$(0.03)

Net sales of $146.1 million in the third quarter of 2011 increased $6.7 million, or 4.8%, from the third quarter of 2010 attributable to higher net sales in the EMS segment of $9.4 million, offset by lower net sales in the Components and Sensors segment of $2.7 million.

Gross margin as a percent of net sales was 18.8% in the third quarter of 2011 compared to 21.5% in the third quarter of 2010 due to a shift in segment mix as the EMS segment percent of total company net sales increased to 52.7% from 48.5% in the same period of 2010. The reduction in gross margin also resulted from higher commodity and precious metal prices, unfavorable product mix, and program launch costs for new product introductions. Further, the third quarter of 2011 included approximately $0.5 million of fixed costs that were reimbursed via our business interruption insurance policy.

SG&A expenses were $18.3 million, or 12.6% of net sales, in the third quarter of 2011 versus $17.1 million, or 12.3% of net sales, in the third quarter of 2010. SG&A expenses increased primarily due to a discrete pension settlement cost of $0.7 million and increased spending to support higher net sales. Further, the third quarter of 2011 included approximately $0.3 million of fixed costs that were reimbursed via our business interruption insurance policy.

R&D expenses were $5.2 million, or 3.5% of net sales, in the third quarter of 2011 compared to $5.1 million, or 3.6% of net sales, in the third quarter of 2010. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Insurance recovery for business interruption due to the fire at our Scotland facility was $1.1 million in the third quarter of 2011. This recovery was reimbursement for fixed costs as noted above.

Insurance recovery for property damage due to the fire at our Scotland facility was $2.7 million in the third quarter of 2011.

Operating earnings were $7.8 million in the third quarter of 2011 and 2010.

Interest and other expense was $0.3 million in the third quarter of 2011 versus $1.6 million income in the same quarter 2010 primarily due to the unfavorable impact of the strengthening U.S. dollar relative to most of the currencies of the countries where we operate.

The effective tax rate for third quarter 2011 was 21.8% compared to 26.1% in the third quarter of 2010. The decrease in the effective tax rate was primarily due to changes in the mix of earnings by jurisdiction.

Net earnings were $5.9 million, or $0.17 per diluted share, in the third quarter of 2011 compared with net earnings of $6.9 million, or $0.20 per share, in the third quarter of 2010.

Comparison of First Nine Months 2011 and First Nine Months 2010

Segment Discussion

The following table highlights the segment results for the nine-month periods ended October 2, 2011 and October 3, 2010:

($ in thousands)	Components & Sensors	EMS	Consolidated Total
First Nine Months 2011
Net sales	$209,158	$235,349	$444,507
Segment operating earnings	$14,787	$3,947	$18,734
% of net sales	7.1%	1.7%	4.2%

First Nine Months 2010
Net sales	$217,441	$190,175	$407,616
Segment operating earnings/(loss)	$24,666	$(2,807)	$21,859
% of net sales	11.3%	(1.5)%	5.4%

Net sales in the Components and Sensors segment decreased by $8.3 million, or 3.8% from the first nine months of 2010, primarily attributable to lower net sales of $8.3 million in the automotive market primarily due to production disruptions caused by the March 2011 earthquake in Japan and lower service parts net sales.

The Components and Sensors segment operating earnings were $14.8 million in the first nine months of 2011 versus $24.7 million in the first nine months of 2010. The unfavorable earnings change resulted primarily from lower net sales, higher commodity prices, program launch costs for new product introductions, higher research and development costs, and a gain from the sale of an idle facility in 2010 that did not recur.

Net sales in the EMS segment increased $45.2 million, or 23.8%, in the first nine months of 2011 versus the first nine months of 2010. The increase in net sales was due to higher net sales of $16.1 million in the defense and aerospace market, $13.0 million in the industrial market, $10.8 million in the communications market, $4.8 million in the computer market, and $0.5 million in the medical market.

EMS segment operating earnings were $3.9 million in the first nine months of 2011 versus an operating loss of $2.8 million in the first nine months of 2010. The favorable earnings change was primarily due to higher net sales volume and a $2.7 million insurance recovery resulting from a recent fire at our Scotland facility.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine-month periods ended October 2, 2011 and October 3, 2010:

	Nine months ended
($ in thousands, except net earnings per share)	October 2, 2011	October 3, 2010	Increase (Decrease)
Net sales	$444,507	$407,616	$36,891

Gross margin	$84,011	$90,788	$(6,777)
% of net sales	18.9%	22.3%	(3.4)%

Selling, general and administrative expenses	$55,074	$54,944	$130
% of net sales	12.4%	13.5%	(1.1)%

Research and development expenses	$14,782	$13,985	$797
% of net sales	3.3%	3.4%	(0.1)%

Insurance recovery for business interruption - fire	$1,892	$—	$1,892
Insurance recovery for property damage - fire	$2,687	$—	$2,687

Restructuring charge	$694	$—	$694
% of net sales	0.2%	—%	0.2%

Operating earnings	$18,040	$21,859	$(3,819)
% of net sales	4.1%	5.4%	(1.3)%

Interest and other income	$1,087	$439	$648
% of net sales	0.2%	0.1%	0.1%

Income tax expense	$4,016	$5,060	$(1,044)

Net earnings	$15,111	$17,238	$(2,127)
% of net sales	3.4%	4.2%	(0.8)%

Net earnings per diluted share	$0.43	$0.50	$(0.07)

Net sales of $444.5 million in the first nine months of 2011 increased by $36.9 million, or 9.1%, from the first nine months of 2010 attributable to higher EMS segment net sales of $45.2 million, offset by lower Components and Sensors segment net sales of $8.3 million.

Gross margin as a percent of net sales was 18.9% in the first nine months of 2011 compared to 22.3% in the first nine months of 2010. Approximately half of the reduction was due to a shift in segment mix as EMS segment percent of total company net sales increased to 52.9% from 46.7% in the same period of 2010. The reduction in gross margin also resulted from higher commodity and precious metal prices and program launch costs for new product introductions. Further, the first nine months of 2011 included approximately $1.0 million of fixed costs that were reimbursed via our business interruption insurance policy.

SG&A expenses were $55.1 million, or 12.4% of net sales, in the first nine months of 2011 versus $54.9 million, or 13.5% of net sales, in the first nine months of 2010. SG&A expenses as a percentage of net sales improved significantly, reflecting disciplined spending on higher net sales. Further, the first nine months of 2011 included approximately $0.6 million of fixed costs that were reimbursed via our business interruption insurance policy.

R&D expenses were $14.8 million, or 3.3% of net sales, in the first nine months of 2011 versus $14.0 million, or 3.4% of net sales, in the first nine months of 2010. The increase was primarily driven by spending to continue to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Insurance recovery for business interruption due to the fire at our Scotland facility was $1.9 million in the first nine months of 2011. This recovery was reimbursement for fixed costs as noted above.

Insurance recovery for property damage due to the fire at our Scotland facility was $2.7 million in the first nine months of 2011.

Operating earnings were $18.0 million in the first nine months of 2011 compared to $21.9 million in the first nine months of 2010.

Interest and other income in the first nine months of 2011 was $1.1 million versus $0.4 million in the same period of 2010 primarily due to foreign exchange gains in 2011.

The effective tax rate for the first nine months of 2011 was 21.0% compared to 22.7% in the first nine months of 2010. The decrease in the effective tax rate was primarily due to changes in the mix of earnings by jurisdiction.

Net earnings of $15.1 million, or $0.43 per diluted share, in the first nine months of 2011 compares to $17.2 million, or $0.50 per share, in the first nine months of 2010.

CTS Scotland Facility Fire

During the second quarter of 2011, a fire occurred at the Company’s Scotland EMS manufacturing facility. The fire damaged approximately $1.6 million of inventory and $0.2 million of machinery and equipment. CTS has property insurance coverage with a $100,000 deductible that will cover the costs of repairing and/or replacing the damaged inventory and machinery and equipment. CTS also has business interruption insurance that is expected to cover the lost sales impact and fixed costs. Consequently, as of October 2, 2011, CTS wrote-off approximately $0.2 million of net book value of machinery and equipment and $1.6 million of inventory; and deferred $0.5 million of other recoverable costs and $0.6 million of recoverable building restoration costs to other receivable. The total fire-related other receivable was approximately $0.8 million as of October 2, 2011 and was included in Other Current Assets in CTS’ Unaudited Condensed Consolidated Balance Sheets.

During the third quarter, CTS recovered approximately $6.8 million from the Company’s insurance carriers. Out of the $6.8 million recovered, approximately $1.9 million was for business interruption and the remaining $4.9 million was for the replacement of damaged property. As a result of these insurance recoveries, CTS recorded a recovery of approximately $1.1 million for business interruption and a recovery of $2.7 million for property damage in CTS’ Unaudited Condensed Consolidated Statements of Earnings for the quarter ended October 2, 2011. CTS recorded a recovery of approximately $1.9 million for business interruption and a recovery of $2.7 million for property damage in CTS’ Unaudited Condensed Consolidated Statements of Earnings for the nine-month period ended October 2, 2011.

Acquisition

In January 2011, we acquired certain assets and assumed certain liabilities of Fordahl SA, a privately-held company located in Brugg, Switzerland. This business was acquired with cash of approximately $2.9 million, net of cash acquired. The assets acquired include accounts receivables, inventory, leasehold improvements, machinery and equipment, and certain intangible assets.

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

2011 Outlook

Management continues to believe that a modest recovery, amidst the current market environment, supports a positive fourth quarter outlook for CTS. CTS’ businesses and the global industries it serves, however, are subject to macroeconomic volatility and recent natural disasters such as the Japan earthquake and the Thailand flood. As a result, there can be no assurance that future market conditions or events may not have a negative impact on business operations.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $89.2 million at October 2, 2011 and $73.3 million at December 31, 2010. Total debt on October 2, 2011 was $89.7 million, compared to $70.0 million at December 31, 2010, as we increased debt primarily to fund domestic working capital requirements. Total debt as a percentage of total capitalization was 23.6% at the end of the third quarter of 2011, compared with 20.3% at December 31, 2010. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $24.2 million through the third quarter of 2011 versus year-end 2010, primarily due to increases in cash and inventory of $15.9 million and $14.5 million, respectively, partially offset by a decrease in accounts receivable of $5.6 million.

Cash Flow

Operating Activities

Net cash provided by operating activities was $13.4 million during the first nine months of 2011. Components of net cash provided by operating activities included net earnings of $15.1 million, non-cash adjustments of depreciation and amortization expense of $13.2 million, amortization of retirement benefits of $4.4 million and equity-based compensation expense of $3.4 million which were partially offset by a change in our prepaid pension assets of $6.5 million and change in all other assets and liabilities of $16.1 million. The net changes in assets and liabilities were primarily due to increased inventories of $14.2 million, decreased accounts payable and accrued liabilities of $4.8 million, and increased other current assets of $1.8 million, which were partially offset by decreased accounts receivable of $6.6 million.

Net cash provided by operating activities was $8.1 million during the first nine months of 2010. Components of net cash provided by operating activities included net earnings of $17.2 million and depreciation and amortization expense of $13.2 million, partially offset by net changes in assets and liabilities of $22.0 million and an increase in prepaid pension asset of $6.0 million. The changes in assets and liabilities were primarily due to increased inventories of $21.6 million and increased accounts receivable of $17.9 million partially offset by increased accounts payable and accrued liabilities of $20.2 million, all to support higher net sales.

Investing Activities

Net cash used in investing activities for the first nine months of 2011 was $13.0 million, of which $10.2 million was for capital expenditures and $2.9 million was for the acquisition of certain assets of Fordahl SA.

Net cash used in investing activities for the first nine months of 2010 was $9.5 million, primarily for capital expenditures of $10.5 million, partially offset by proceeds of $1.5 million received from the net sales of an idle facility and undeveloped land.

Financing Activities

Net cash provided by financing activities for the first nine months of 2011 was $16.0 million, consisting primarily of a net increase in long-term debt of $19.7 million, offset by $3.1 million in dividend payments. The additional debt was primarily used to meet domestic working capital requirements.

Net cash provided by financing activities for the first nine months of 2010 was $23.7 million, consisting primarily of a net increase in long-term debt of $26.7 million, offset by $3.1 million in dividend payments. The additional debt was primarily used to meet usual working capital requirements as net sales increased.

Capital Resources

Refer to Note E, “Debt,” to our unaudited consolidated financial statements for further discussion.

Long-term debt was comprised of the following:

($ in thousands)	October 2, 2011	December 31, 2010
Revolving credit agreement, weighted-average interest rate of 1.9% (2011), and 1.1% (2010) due in 2015	$89,700	$70,000

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

On November 18, 2010, we entered into a $150 million, unsecured revolving credit agreement. Under the terms of the revolving credit agreement, we can expand the credit facility to $200 million, subject to participating banks’ approval. There was $89.7 million and $70.0 million outstanding under the revolving credit agreement at October 2, 2011 and December 31, 2010, respectively. At October 2, 2011 and December 31, 2010, we had $57.5 million and $77.2 million, respectively, available under this agreement, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon the London Interbank Offered Rate and our quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.375 percent per annum at October 2, 2011. The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. We were in compliance with all debt covenants at October 2, 2011. The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. The revolving credit agreement expires in November 2015.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock in the open market at a maximum price of $13.00 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the second quarter of 2011, 35,500 shares were repurchased at a cost of approximately $0.3 million or $9.19 per share under this program. During the third quarter of 2011, 111,104 shares were repurchased at a cost of approximately $1.0 million or $9.10 per share under this program. No shares were repurchased under this program in 2010.

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

ASU 2011-08, “Testing Goodwill for Impairment”

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”) to simplify how both public and non-public entities test goodwill for impairment. The amended guidance gives entities the option to qualitatively assess whether the two-step goodwill impairment test under Accounting Standards Codification Topic 350-20, “Intangibles – Goodwill and Other – Goodwill” (“ASC 350-20”) must be performed. Under ASU 2011-08, entities can assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If entities elect to perform the qualitative assessment and determine that it is not more than likely than not that the reporting unit’s fair value is less than the carrying amount, no further evaluation is necessary. However, if entities choose not to perform the qualitative assessment or determines through the qualitative assessment that the reporting unit’s fair value is more likely than not less than its carrying amount, then entities would perform Step 1 of the goodwill impairment test under ASC 350-20. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, although early adoption is permitted. The provisions of ASU 2011-08, when adopted, are not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2010.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended October 2, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Presently, we have been served process and named as co-defendant with Toyota in approximately thirty open lawsuits; we have been dismissed as a defendant from an additional twenty nine lawsuits. The claims brought generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

Item 1A. Risk Factors

There have been no significant changes to our risk factors since December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending October 2, 2011:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				977,500
June 21, 2011 – June 30, 2011	35,500	$9.19	35,500	942,000
July 1, 2011 – October 2, 2011	111,104	$9.10	111,104	830,896

Total	146,604		146,604

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

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Thomas A. Kroll

Richard G. Cutter III Vice President, Law and Business Affairs, Corporate Secretary	Thomas A. Kroll Vice President and Chief Financial Officer

Dated: October 26, 2011	Dated: October 26, 2011