Form 10-K
period 2011-12-31
CTS CORP
filed 2012-02-24
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on July 1, 2011, was approximately $334 million. There were 34,198,889 shares of common stock, without par value, outstanding on February 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2011 Annual Report to Shareholders are incorporated herein by reference in Part II.
(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about
May 23, 2012 are incorporated by reference in Part III.

CTS CORPORATION    1

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the businesses in which CTS operates; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events such as the Japan earthquake and the Thailand flood; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other, risks and uncertainties are discussed in further detail in Item 1.A of this Annual Report on Form 10-K. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

We design, manufacture, assemble, and sell a broad line of electronic components and sensors and provide electronics manufacturing services primarily to original equipment manufacturers (“OEMs”) for the automotive, communications, defense and aerospace, medical, industrial and computer markets. We operate manufacturing facilities located throughout North America, Asia and Europe and serve major markets globally. Sales and marketing are accomplished through our sales engineers, independent manufacturers’ representatives and distributors.

SEGMENTS AND PRODUCTS BY MAJOR MARKETS

We have two reportable segments: 1) Components and Sensors and 2) Electronics Manufacturing Services (“EMS”).

Components and sensors are products that perform specific electronic functions for a given product family and are intended for use in customer assemblies. Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; components used in computer and other high-speed applications, switches, resistor networks, and potentiometers used to serve multiple markets; and fabricated piezoelectric materials and substrates used primarily in medical, industrial, defense and aerospace, and computer markets.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer. Additionally, for some customers, we provide full turnkey manufacturing and completion including design, supply chain management, logistics and repair. Products from the EMS segment are principally sold in the communications, defense and aerospace, industrial, medical, and computer OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls, and networking.

2    CTS CORPORATION

The following tables provide a breakdown of net sales by segment and market as a percent of consolidated net sales:

	Components & Sensors			EMS			Total

(As a % of consolidated net sales)	2011	2010	2009	2011	2010	2009	2011	2010	2009

Markets
Automotive	29%	32%	27%	—%	—%	—%	29%	32%	27%
Communications	6%	7%	7%	16%	16%	14%	22%	23%	21%
Computer	1%	2%	1%	2%	2%	5%	3%	4%	6%
Medical	2%	2%	1%	5%	5%	8%	7%	7%	9%
Industrial	6%	5%	—%	13%	10%	10%	19%	15%	10%
Defense and Aerospace	2%	2%	2%	17%	15%	20%	19%	17%	22%
Other	1%	1%	5%	—%	1%	—%	1%	2%	5%

% of consolidated net sales	47%	51%	43%	53%	49%	57%	100%	100%	100%

Net sales to external customers, segment operating earnings, total assets by segment, net sales by geographic area and long-lived assets by geographic area are contained in Note L, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2), which is incorporated herein by reference.

The following table identifies major products by their segment and markets. Many products are sold in several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Medical Market	Industrial Market	Defense and Aerospace Market	Other Markets
Components and Sensors:

Ceramic Filters and Duplexers	—	—				—	—

Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules		—	—	—	—	—	—

Sensors and Actuators	—						—

Resistor Networks		—	—		—		—

DIP Switches and Potentiometers		—	—	—	—	—	—

Piezoelectric and Piezoceramics Products			—	—	—	—	—

Electromagnetic Interference and Radio Frequency Interference Filters		—			—	—	—

EMS:

Integrated Interconnect Systems and Backpanels, including Final Assembly and Test		—	—	—	—	—	—

Complex Printed Circuit Board Assemblies		—	—	—	—	—	—

CTS CORPORATION    3

MARKETING AND DISTRIBUTION

Sales and marketing to OEMs, for both segments, is accomplished through our sales engineers, independent manufacturers’ representatives, and distributors. We maintain sales offices in China, Japan, Scotland, Singapore, India, Taiwan, and the United States. Approximately 87% of 2011 net sales were attributable to coverage by our sales engineers.

Our sales engineers generally service the largest customers with application-specific products. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

We utilize the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by our sales engineers for both of our segments. Independent manufacturers’ representatives receive commissions from CTS. During 2011, approximately 9% of net sales were attributable to coverage by independent manufacturers’ representatives. We also use independent distributors in our Components and Sensors segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2011, independent distributors accounted for approximately 4% of net sales.

RAW MATERIALS

We utilize a wide variety of raw materials and purchased parts in our manufacturing processes. The following are the most significant raw materials and purchased components, identified by segment:

Components and Sensors:	Conductive inks and contactor, passive electronic components, integrated circuits and semiconductors, certain rare earth elements (“REEs”), ceramic components, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, and steel-based raw materials and components.

EMS:	Power supplies and converters, prefabricated steel, printed circuit boards, passive electronic components and semiconductors, integrated circuits, connectors, cables, and modules.

These raw materials are purchased from several vendors, and, except for certain semiconductors, REEs, and conductive inks, we do not believe we are dependent upon one or a limited number of vendors. Although we purchase all of our semiconductors, REEs, and conductive inks from a limited number of vendors, alternative sources are available. During 2011, the global demand for certain REEs that we purchase exceeded the global supply. However, this REEs demand/supply imbalance did not have a material impact on our financial results for the year ended December 31, 2011.

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

Precious metal and REE prices may have a significant effect on the cost and selling price of many of our products, particularly some ceramic filters, sensors, resistor networks, and switches.

PATENTS, TRADEMARKS, AND LICENSES

We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products that we have designed and manufactured, as well as processes and equipment used in our manufacturing technology. We were issued nine new U.S. patents and 16 non-U.S. counterpart patents in 2011 and currently hold 184 U.S. patents and 133 non-U.S. counterpart patents. Patents have a greater impact on the Components and Sensors segment than on the EMS segment, which does not rely significantly on any patent. We have 10 registered U.S. trademarks and 30 foreign counterparts.

4    CTS CORPORATION

We have licensed the right to use several of our patents to both U.S. and non-U.S. companies. In 2011, license and royalty income was less than 1% of net sales.

MAJOR CUSTOMERS

Our 15 largest customers represented 48% of net sales in 2011 and 2010 and 51% of net sales in 2009. No single customer represented more than 10% of net sales in 2011, 2010 or 2009.

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

The following table shows order backlog by segment and in total as of January 29, 2012, and January 30, 2011.

($ in millions)	January 29, 2012	January 30, 2011
Components and Sensors	$40.6	$38.9

EMS	84.0	99.3

Total	$124.6	$138.2

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

In the EMS segment, we compete with a number of well-established U.S. and non-U.S. manufacturers on the basis of process capability, price, technology, quality, reliability, and delivery in the markets in which we participate. Some of our competitors have greater manufacturing and financial resources than CTS. However, we generally do not pursue extremely high volume or highly price-sensitive business, as some of our larger competitors do.

CTS CORPORATION    5

In both the Components and Sensors and EMS segments, some customers have reduced or plan to reduce their number of suppliers, while increasing the volume of their purchases. Most customers are demanding higher quality, reliability, and delivery standards from us as well as our competitors. These trends create opportunities for us, but also increase the risk of loss of business to competitors. We are subject to competitive risks that represent the nature of the electronics industry, including short product life cycles and technical obsolescence.

We believe we compete most successfully in custom products manufactured to meet specific applications of major OEMs and with EMS products oriented toward high mix and low-to-medium volume outsourcing needs of OEMs.

NON-U.S. REVENUES

In 2011, 37% of net sales to external customers originated from non-U.S. operations compared to 44% in 2010 and 45% in 2009. At December 31, 2011, approximately 44% of total assets were located at non-U.S. operations. At December 31, 2010 and 2009, total assets that were located at non-U.S. operations were approximately 40%. A substantial portion of these assets, other than cash and cash equivalents, cannot readily be liquidated. We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. Our non-U.S. manufacturing facilities are located in Canada, China, Czech Republic, Mexico, Scotland, Singapore, Switzerland, Taiwan, and Thailand.

Net sales to external customers originating from non-U.S. operations for the Components and sensors segment were $193.3 million in 2011 compared to $202.2 million in 2010, and $163.8 million in 2009. Net sales to external customers originating from non-U.S. operations for the EMS segment were $27.2 million in 2011, compared to $39.9 million in 2010, and $60.8 million in 2009. Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales by geographic area and long-lived assets by geographic area, is contained in Note L, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2), which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2011, we spent $20.0 million for research and development activities compared to $18.3 million in 2010 and $14.2 million in 2009. Ongoing research and development activity in the Components and Sensors segment is primarily focused on expanded applications and new product development, as well as current product and process enhancements. Research and development expenditures in the EMS segment are typically very low.

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

EMPLOYEES

We employed 4,234 people at December 31, 2011, with 70% of these people located outside the United States. Approximately 160 employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2011. One agreement, which covers 128 employees, is scheduled to expire in 2015 and the other, which covers 32 employees, is scheduled to expire in 2013. We employed 4,369 people at December 31, 2010.

6    CTS CORPORATION

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

EXECUTIVE OFFICERS OF THE COMPANY

Please see Part III, Item 10 of this annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein.

Item 1A.	Risk Factors

The following are certain risk factors that could affect our business, financial condition and operating results. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in the forward-looking statements. Before you invest in CTS, you should know that making such an investment involves some risks, including the risks described below. The risks that are highlighted below are not the only ones that we face. If any of the following risks actually occur, our business, financial condition or operating results could be negatively affected.

Because we currently derive a significant portion of our revenues from a small number of customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on a small number of customers for a large portion of our business, and changes in the level of our customers’ orders have, in the past, had a significant impact on our results of operations. Our 15 largest customers represent a substantial portion of our sales: approximately 48% of net sales in 2011; 48% of net sales in 2010; and 51% of net sales in 2009. Our largest customer represented less than 10% of our net sales in 2011, 2010 and 2009. If a major customer significantly cancels, delays or reduces the amount of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Such an adverse effect would likely be material if one of our largest customers significantly reduces its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could be materially adversely affected.

Negative or unexpected tax consequences could adversely affect our results of operations.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could materially and adversely affect our results of operations.

CTS CORPORATION    7

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

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater manufacturing and financial resources, and in some cases have more geographically diversified international operations, than we do. Our competitors, such as Benchmark Electronics, Inc., and Sanmina-SCI Corporation, include both large global EMS providers and smaller EMS companies that often have a regional, product, service or industry specific focus. We also face competition from the manufacturing operations of our current and future OEM customers, which may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers. In addition, we could face competition in the future from other large global EMS providers, such as Celestica, Inc., Flextronics International Ltd. and Jabil Circuit, Inc., which currently provide services to some of our largest customers for different products, as well as competition from smaller EMS companies such as Plexus Corp. and Ducommun, Inc. We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with significant offshore facilities located where labor and other costs are lower. Competition may intensify further if more companies enter the markets in which we operate. Our failure to compete effectively could materially adversely affect our business, financial condition and operating results.

We may be unable to compete effectively against competitors in our Components and Sensors segment.

The components and sensors industry is highly competitive and characterized by price erosion and rapid technological change. Through our Components and Sensors segment, we compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. If any customer becomes dissatisfied with our prices, quality or timeliness of delivery, among other things, it could award future business or even move existing business to our competitors. Moreover, some of our customers could choose to manufacture and develop particular products themselves rather than purchase them from us. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect our business, financial condition and operating results. These developments also may materially adversely affect our ability to compete against these manufacturers going forward. We cannot assure you that our products will continue to compete successfully with our competitors’ products, including OEMs, many of which are significantly larger than we are and have greater financial and other resources.

We may be unable to keep pace with rapid technological changes that could make some of our products or processes obsolete before we realize a return on our investment.

The technologies relating to some of our products have undergone, and are continuing to undergo, rapid and significant changes. Specifically, end markets for electronic components and assemblies are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable before we can recover any or all of our research, development and commercialization expenses or capital investments. Furthermore, the life cycles of our products and the products we manufacture for others vary, may change and are difficult to estimate.

We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements and our new products or product enhancements may not adequately meet the

8    CTS CORPORATION

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

CTS CORPORATION    9

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

We manufacture accelerator pedal assemblies for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”). We have supplied accelerator pedal assemblies to Toyota since the 2005 model year. Sales to Toyota have accounted for approximately 2.9%, 4.0% and 3.2% of our annual revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We manufacture all pedal assemblies to specifications approved by the customer, including Toyota.

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

10    CTS CORPORATION

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

Because we have significant international operations, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may materially adversely affect us, including: political and economic instability in countries in which our products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings repatriation and expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes we pay; high levels of inflation or deflation; greater difficulty in collecting accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; and communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage compared to some of our foreign competitors.

In addition, we could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our Code of Ethics mandates compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

In 2011, we implemented two restructuring plans to realign and consolidate certain operations for the purpose of improving their cost structures. The implementation of this plan resulted in the elimination of approximately 130 positions within our global operations. The implementation was substantially completed by the end of December 2011.

CTS CORPORATION    11

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

We make a number of assumptions relating to our pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increases. If these assumptions prove to be significantly different from actual rates, then we may need to record additional expense relating to the pension plans, which could have a material adverse effect on our results of operations and could require cash contributions to fund future pension obligation payments.

We may explore acquisitions that complement or expand our business as well as divestitures of various business operations. We may not be able to complete these transactions, and these transactions, if executed, may pose significant risks and may materially adversely affect our business, financial condition and operating results.

We intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for reasons including a failure to secure financing. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse affects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. Even if we are initially successful in integrating a new operation, we may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

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

The success of our business depends, in part, upon our ability to protect trade secrets, copyrights and patents, obtain or license patents and operate without infringing on the intellectual property rights of others. We rely on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical measures to protect our proprietary rights in our products and technology. The steps we have taken to prevent misappropriation of our technology may be inadequate. In addition, the laws of some foreign countries in which we operate do not protect our proprietary rights to the same extent as do the laws of the United States. Although we continue to evaluate and implement protective measures, there can be no assurance that these efforts will be successful. Our inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our technology, cause us to lose sales or otherwise harm our business.

12    CTS CORPORATION

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

CTS CORPORATION    13

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

As of December 31, 2011, our debt balance was $74.4 million, consisting of borrowings under our revolving credit facility. The level of our indebtedness could, among other things: increase our vulnerability to general economic and industry conditions, including recessions; require us to use cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; place us at a competitive disadvantage compared to competitors that have less indebtedness; or limit our ability to borrow additional funds that may be needed to operate and expand our business.

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

Further, our ability to comply with our loan covenants may be affected by events beyond our control and if we breach any of these covenants or restrictions, it could result in an event of default under our credit facility, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit agreement. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

We may not be able to recover all costs and losses incurred as a result of the flood impact on our manufacturing operation in Thailand. In addition, we may see an increase in our cost to obtain property and business interruption insurance, or have difficulty in obtaining adequate coverage at some of our locations.

We operate various manufacturing operations globally. In 2011, various parts of our business were impacted by two significant natural disasters – the earthquake and subsequent tsunami in Japan, and then later in the year, the flood in Thailand. Although none of our manufacturing operations were directly impacted by the earthquake, demand for our automotive products decreased as a result of this natural disaster. In Thailand, our factory was impacted, and we have an ongoing insurance claim for this loss. Our ability to recover costs and losses from the insurance carrier may have an impact on financial performance in 2012.

14    CTS CORPORATION

In addition, all insurance carriers are evaluating high risk areas for coverage and premium considerations. It is possible that we may have difficulty in obtaining adequate insurance coverage for our manufacturing locations that get classified as “high risk zones” for potential natural disasters. It is also possible that we may see an increase in cost to obtain insurance coverage for these locations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 17, 2012, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased		Segment

Albuquerque, New Mexico	91,000	Leased		Components and Sensors
Ayutthya, Thailand	70,000	Owned	(1)	EMS
Brugg, Switzerland	21,500	Leased		Components and Sensors
Elkhart, Indiana	319,000	Owned		Components and Sensors
Glasgow, Scotland	75,000	Owned		Components and Sensors and EMS
Glasgow, Scotland	37,000	Leased		Components and Sensors and EMS
Haryana, India	8,000	Leased		Components and Sensors
Hopkinton, Massachusetts	32,000	Owned	(2)	Components and Sensors
Kaohsiung, Taiwan	133,000	Owned	(3)	Components and Sensors
Londonderry, New Hampshire	54,000	Leased		EMS
Matamoros, Mexico	51,000	Owned		Components and Sensors and EMS
Matamoros, Mexico	59,900	Leased		EMS
Moorpark, California	115,500	Leased		EMS
Nogales, Mexico	67,000	Leased		Components and Sensors
Ostrava, Czech Republic	60,000	Leased		Components and Sensors
San Jose, California	78,800	Leased		EMS
Singapore	159,000	Owned	(4)	Components and Sensors
Streetsville, Ontario, Canada	112,000	Owned		Components and Sensors
Tianjin, China	225,000	Owned	(5)	Components and Sensors and EMS
Tucson, Arizona	48,000	Owned		Components and Sensors
Zhongshan, China	72,400	Leased		Components and Sensors

Total manufacturing	1,889,100

CTS CORPORATION    15

Non-Manufacturing Facilities	Square Footage	Owned/Leased	Description	Segment

Berne, Indiana	249,000	Owned	Leased to tenant	Components and Sensors
Lisle, Illinois	37,200	Leased	Administrative offices and research	Components and Sensors and EMS
Brownsville, Texas	85,000	Owned	Idle facility	Components and Sensors
Burbank, California	2,900	Leased	Sublet to tenant	Components and Sensors
Elkhart, Indiana	93,000	Owned	Administrative offices and research	Components and Sensors and EMS
Nagoya, Japan	800	Leased	Sales office	Components and Sensors
Nashua, New Hampshire	1,000	Leased	Engineering offices(2)	Components and Sensors
Sandwich, Illinois		Owned	Land only	Components and Sensors
Shanghai, China	260	Leased	Sales office	Components and Sensors
Auburn Hills, Michigan	1,600	Leased	Sales office	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales office	Components and Sensors

Total non-manufacturing	472,160

(1)	The land and building are collateral for a credit facility.

(2)	These facilities are part of the Valpey-Fisher acquisition in January 2012.

(3)	Ground lease through 2017; restrictions on use and transfer apply.

(4)	Ground lease through 2039; restrictions on use and transfer apply.

(5)	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

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

Item 3. Legal Proceedings

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota. In January 2010, Toyota initiated a recall of a substantial number of vehicles in North America containing pedals manufactured by CTS. The pedal recall and associated events have led to us being named as a co-defendant with Toyota in certain litigation.

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

Presently, we have been served process and named as co-defendant with Toyota in approximately thirty-one open lawsuits; we have been dismissed as a defendant from an additional thirty lawsuits. The claims generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic

16    CTS CORPORATION

harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

Item 4. Mine Safety Disclosures

Not applicable

CTS CORPORATION    17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

CTS common stock is listed on the New York Stock Exchange under the symbol “CTS.” On February 20, 2012, there were approximately 1,439 common shareholders of record.

During the 4th quarter of 2011, we increased our quarterly dividend rate to $0.035 per share, or an annual rate of $0.14 per share. Prior to this increase our practice was to pay quarterly dividends at the rate of $0.03 per share, or an annual rate of $0.12 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.

Per Share Data

(Unaudited)

				Net
			Dividends Declared	Earnings
	High (1)	Low (1)		Basic	Diluted

2011
4th quarter	$10.27	$7.14	$0.035	$0.17	$0.16
3rd quarter	10.18	7.96	0.03	0.17	0.17
2nd quarter	11.10	8.74	0.03	0.12	0.12
1st quarter	12.39	10.03	0.03	0.15	0.15
2010
4th quarter	$11.47	$9.34	$0.03	$0.15	$0.13
3rd quarter	11.84	6.81	0.03	0.20	0.20
2nd quarter	11.84	8.85	0.03	0.17	0.17
1st quarter	10.49	6.81	0.03	0.13	0.13

(1)	The market prices of CTS common stock presented reflect the highest and lowest sales prices on the New York Stock Exchange for each quarter of the last two years.

As shown in the following table, there were CTS common stock repurchases made by the Company during the three months ended December 31, 2011:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Plans or Program	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Balance at October 2, 2011				830,896
October 3, 2011 — October 30, 2011	—	—	—	830,896
October 31, 2011 — November 27, 2011	91,403	$8.83	91,403	739,493
November 28, 2011 — December 31, 2011	165,340	$8.65	165,340	574,153

(1)	In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration date.

18    CTS CORPORATION

Item 6. Selected Financial Data

Five-Year Summary

(In thousands except per share data)

	2011	% of Sales	2010	% of Sales	2009	% of Sales	2008	% of Sales	2007	% of Sales

Summary of Operations
Net sales	$588,506	100.0	$552,641	100.0	$498,982	100.0	$691,707	100.0	$685,945	100.0
Cost of goods sold	478,657	81.3	432,731	78.3	400,142	80.2	554,634	80.2	553,253	80.7
Insurance recovery for business interruption	(4,082)	(0.7)	—	0.0	—	0.0	—	0.0	—	0.0
Selling, general and administrative expenses(1)	69,284	11.8	69,805	12.6	64,129	12.9	78,755	11.4	78,999	11.5
Research and development expenses	19,990	3.4	18,313	3.3	14,154	2.8	18,306	2.6	15,896	2.3
Insurance recovery for property damage	(6,067)	(1.0)	—	0.0	—	0.0	—	0.0	—	0.0
Amortization of intangible assets	2,606	0.4	2,505	0.5	2,990	0.6	3,615	0.5	3,121	0.5
Restructuring and goodwill impairment charges	2,878	0.5	1,444	0.3	35,396	7.1	5,567	0.8	2,401	0.4

Operating earnings/(loss)	25,240	4.3	27,843	5.0	(17,829)	(3.6)	30,830	4.5	32,275	4.7
Other income/(expense) — net	1,097	0.2	183	—	(2,585)	(0.5)	(4,575)	(0.7)	(2,241)	(0.3)

Earnings/(loss) before income taxes	26,337	4.5	28,026	5.0	(20,414)	(4.1)	26,255	3.8	30,034	4.4
Income tax expense/(benefit)	5,370	0.9	5,988	1.0	13,636	2.7	(1,807)	(0.3)	6,087	0.9

Net earnings/(loss)	20,967	3.6	22,038	4.0	(34,050)	(6.8)	28,062	4.1	23,947	3.5
Retained earnings — beginning of Year	335,524		317,582		355,694		331,675		311,962
Dividends declared	(4,286)		(4,096)		(4,062)		(4,043)		(4,234)

Retained earnings — end of year	$352,205		$335,524		$317,582		$355,694		$331,675

Net earnings/(loss) per share:
Basic:	$0.61		$0.65		$(1.01)		$0.83		$0.67
Diluted:	$0.60		$0.63		$(1.01)		$0.81		$0.66

Average basic shares outstanding	34,321		34,090		33,823		33,728		35,498
Average diluted shares outstanding	35,006		34,849		33,823		37,864		39,970
Cash dividends per share (annualized)	$0.125		$0.12		$0.12		$0.12		$0.12
Capital expenditures	15,574		13,271		6,537		17,647		16,058
Depreciation and amortization	17,548		17,565		19,531		24,178		22,818

Financial Position at Year End
Current assets	$283,386		$266,655		$193,735		$225,842		$250,840
Current liabilities	124,237		120,100		90,516		113,241		128,919
Current ratio	2.3 to 1		2.2 to 1		2.1 to 1		2.0 to 1		1.9 to 1
Working capital	$159,149		$146,555		$103,219		$112,601		$121,921
Inventories, net	92,540		76,885		54,348		70,867		73,778
Net property, plant and equipment	84,860		78,213		81,120		90,756		92,825
Total assets	480,815		482,584		407,657		488,442		543,615
Short-term notes payable	—		—		—		—		1,000
Long-term debt	74,400		70,000		50,400		79,988		68,342
Long-term obligations, including long-term debt	93,281		88,234		69,687		97,728		88,332
Shareholders’ equity	263,297		274,250		247,454		277,473		326,366
Common shares outstanding (000s)	34,066		34,197		33,893		33,711		34,313
Equity (book value) per share	$7.73		$8.02		$7.30		$8.23		$9.51

Stock price range	$12.39-7.14		$11.84-6.81		$10.62-2.11		13.99-3.99		$16.33-9.87

(1)	Excludes amortization of intangible assets

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary.”

CTS CORPORATION    19

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity, and capital resources for the three previous years is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2009-2011)” included in the 2011 Annual Report to Shareholders and incorporated herein by reference.

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

Interest Rate Risk

We are exposed to the changes in interest rates on our floating rate revolving credit facility. There was $74.4 million and $70.0 million outstanding under our revolving credit agreement at December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 and 2010, we did not have any outstanding interest rate swap or cap agreements. See Note G, “Debt,” to our consolidated financial statements for components of our long-term debt. A one percentage point increase in interest rates would increase our annual interest expense by approximately $744,000.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Canada, China, Czech Republic, Scotland, Singapore, Switzerland, Taiwan and Thailand. As of December 31, 2011, we did not have any outstanding foreign currency forward exchange contracts.

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

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements meeting the requirements of Regulation S-X, and the “Report of our Independent Registered Public Accounting Firm,” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item  15(a)(1) and (2), and are included in the 2011 Annual Report to Shareholders and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

20    CTS CORPORATION

Item 9A. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

The report from Grant Thornton on its audit of the effectiveness of CTS’ internal control over financial reporting as of December 31, 2011, is included on page 16 of Exhibit 13 of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm and is herein incorporated by reference. The Report of Management on Internal Control over Financial Reporting, which can be found following the signature page of this Annual Report on Form 10-K, is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

CTS CORPORATION    21

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers.    The following serve as executive officers of CTS as of February 23, 2012. The executive officers are expected to serve until the next annual meeting of the Board of Directors, scheduled to be held on or about May 23, 2012, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Vinod M. Khilnani	59	Chairman of the Board, President and Chief Executive Officer
Richard G. Cutter, III	65	Vice President, Law and Business Affairs, Corporate Secretary
Thomas A. Kroll	57	Vice President and Chief Financial Officer
Dennis P. Thornton	50	Senior Vice President and General Manager of CTS Electronic Manufacturing Solutions
Ashish Agrawal	41	Vice President, Treasury and Corporate Development

Vinod M. Khilnani — 59 — Chairman of the Board, President and Chief Executive Officer — was designated Chairman of the Board effective May 27, 2009 and elected President and Chief Executive Officer on July 2, 2007. Prior to accepting this position, Mr. Khilnani held the position of Senior Vice President and Chief Financial Officer since 2001.

Richard G. Cutter — 65 — Vice President, Law and Business Affairs, Corporate Secretary — was named Vice President, Law and Business Affairs, Corporate Secretary effective January 1, 2011. Prior to this, Mr. Cutter was Vice President, Secretary and General Counsel effective December 31, 2001. Prior to this, Mr. Cutter was Vice President, Assistant Secretary and General Counsel since September 2000.

Thomas A. Kroll — 57 — Vice President and Chief Financial Officer. Mr. Kroll was named Vice President and Chief Financial Officer on September 1, 2011. Mr. Kroll was elected Vice President and Controller on October 31, 2002. Prior to this, Mr. Kroll served as Controller Group Accounting since joining CTS in November 2000.

Dennis P. Thornton — 50 — Senior Vice President — was elected Senior Vice President and General Manager of CTS Electronic Manufacturing Solutions effective February 1, 2011. Mr. Thornton was elected Vice President of CTS Corporation effective December 3, 2009. Prior to this, Mr. Thornton served as General Manager for our Automotive Products SBU since joining CTS in 2006.

Ashish Agrawal — 41 — Vice President, Treasury and Corporate Development — was elected Vice President, Treasury and Corporate Development on June 13, 2011. Prior to this, Mr. Agrawal served as Senior Vice President and Chief Financial Officer with Dometic Corporation in Elkhart, IN.

Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

22    CTS CORPORATION

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION    23

PART IV

Item 15.	Exhibits and Financial Statements Schedules

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3) Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the SEC on September 1, 1998).

(3)(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K, filed with the SEC on February 8, 2010).

(10)(a)	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 12, 2008).

(10)(b)	CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed with the SEC on April 23, 2003).*

(10)(c)	Amendment to the CTS Corporation Stock Retirement Plan for Non-Employee Directors, dated as of December 1, 2004 (incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 4, 2005).

(10)(d)	CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on February 14, 2003).*

(10)(e)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the SEC on July 25, 2003).*

(10)(f)	CTS Corporation 2004 Omnibus Long-term Incentive Plan and Incentive Stock Option Agreement (incorporated by reference to the Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, filed with the SEC on October 19, 2004).*

(10)(g)	Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 27, 2006).*

(10)(h)	Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed with the SEC on April 26, 2006).*

(10)(i)	Credit Agreement, dated as of November 18, 2010, by and among CTS Corporation, the Lenders named therein and Harris N.A. as L/C Issuer, and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K, filed with the SEC on November 22, 2010).

(10)(j)	First amendment to credit agreement dated as of January 10, 2012, by and among CTS Corporation, the lenders name therein and Harris N.A. as L/C issuer and administrative agent (incorporated by reference to Exhibit 10(a) to the current report on Form 8-K filed with the SEC on January 11, 2012).

(10)(k)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the SEC on May 15, 2007).*

(10)(l)

CTS Corporation Management Incentive Plan, approved by the shareholders on June 28, 2007 (incorporated by reference to Appendix A to the Proxy Statement for the 2007 Annual Meeting of Shareholders, filed with the SEC on May 24, 2007).*

24    CTS CORPORATION

(10)(m)

Performance Share Agreement between CTS Corporation and Vinod M. Khilnani, dated August 1, 2007

(incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended

September 30, 2007, filed with the SEC on October 24, 2007).*

(10)(n)

Prototype Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(d) to the

Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on

October 24, 2007).*

(10)(o)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 23, 2009).*

(10)(p)	2009-2010 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, filed with the SEC on April 29, 2009).*

(10)(q)	CTS Corporation 2009 Omnibus Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(r)	2010 — 2011 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, filed with the SEC on April 28, 2010).*

(10)(s)	Form Restricted Stock Unit Agreement (Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(t)	Form Restricted Stock Unit Agreement (Cash) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(u)	CTS Corporation Executive Severance Policy, effective as of September 10, 2009 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed with the SEC on October 28, 2009).*

(10)(v)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011).*

(10)(w)	Letter Agreement dated February 19, 2010 by and among CTS Corporation, Toyota Motor Sales, U.S.A. Inc., Toyota Canada Inc. and Toyota Motor Engineering & Manufacturing North America, Inc. (incorporated by reference to Exhibit 10(a) to the Quarterly Report on form 10-Q for the quarter ended October 3, 2010, filed with the SEC October 27, 2010).

(10)(x)	Prototype Change in Control Agreement.*

(13)	Portions of the 2011 Annual Report to shareholders incorporated herein.

(21)	Subsidiaries.

(23)(a)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

CTS CORPORATION    25

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

26    CTS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation

Date: February 23, 2012	By:	/s/ Thomas A. Kroll
Thomas A. Kroll Vice President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2012	By:	/s/ Vinod M. Khilnani
Vinod M. Khilnani Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2012	By:	/s/ Thomas G. Cody
Thomas G. Cody Lead Director

Date: February 23, 2012	By:	/s/ Walter S. Catlow
Walter S. Catlow Director

Date: February 23, 2012	By:	/s/ Lawrence J. Ciancia
Lawrence J. Ciancia Director

Date: February 23, 2012	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 23, 2012	By:	/s/ Roger R. Hemminghaus
Roger R. Hemminghaus Director

Date: February 23, 2012	By:	/s/ Michael A. Henning
Michael A. Henning Director

Date: February 23, 2012	By:	/s/ Gordon Hunter
Gordon Hunter Director

Date: February 23, 2012	By:	/s/ Diana M. Murphy
Diana M. Murphy Director

CTS CORPORATION    27

Date: February 23, 2012	By:	/s/ Robert A. Profusek
Robert A. Profusek Director

Date: February 23, 2012	By:	/s/ Thomas A. Kroll
Thomas A. Kroll Vice President and Chief Financial Officer (Principal Accounting Officer)

28    CTS CORPORATION

F O R M    1 0 - K    —    I T E M    1 5    ( a )    (1)    A N D    (2)    A N D     I T E M    1 5     ( c )

CTS CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2011 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated Statements of Earnings/(Loss) — Years ended December 31, 2011, December 31, 2010 and December 31, 2009

Consolidated Balance Sheets — December 31, 2011 and December 31, 2010

Consolidated Statements of Cash Flows — Years ended December 31, 2011, December 31, 2010 and December 31, 2009

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2011, December 31, 2010 and December 31, 2009

Notes to consolidated financial statements

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

CTS CORPORATION    S-1

Management’s Report on Internal Control Over Financial Reporting

CTS’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including CTS’ Chief Executive Officer and Chief Financial Officer, CTS conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management determined that its internal control over financial reporting was effective as of December 31, 2011.

Grant Thornton LLP, an independent registered public accounting firm, has audited CTS’ internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

CTS Corporation

Elkhart, Indiana

February 23, 2012

/s/ Vinod M. Khilnani	/s/ Thomas A. Kroll
Vinod M. Khilnani Chairman of the Board, President, and Chief Executive Officer	Thomas A. Kroll Vice President and Chief Financial Officer (Principal Accounting Officer)

S-2    CTS CORPORATION