Form 10-Q
period 2012-04-01
CTS CORP
filed 2012-04-25
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 20, 2012: 34,057,885.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net sales	$146,969	$151,518
Costs and expenses:
Cost of goods sold	124,920	122,358
Insurance recovery for business interruption - casualties	(3,627)	—
Selling, general, and administrative expenses	19,404	18,372
Research and development expenses	6,109	5,029
Insurance recovery for property damage - casualties	(1,769)	—

Operating earnings	1,932	5,759

Other (expense)/income:
Interest expense	(659)	(492)
Interest income	449	196
Other	575	1,130

Total other income	365	834

Earnings before income taxes	2,297	6,593
Income tax expense	14	1,477

Net earnings	$2,283	$5,116

Net earnings per share - Note J
Basic	$0.07	$0.15

Diluted	$0.07	$0.15

Cash dividends declared per share	$0.035	$0.03

Average common shares outstanding:
Basic	34,106	34,293
Diluted	34,718	35,075

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED

(In thousands of dollars)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net earnings	$2,283	$5,116
Other comprehensive earnings:
Cumulative translation adjustment	1,162	988
Amortization of retirement benefit adjustments (net of tax)	958	736

Comprehensive earnings	$4,403	$6,840

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands of dollars)

	April 1, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$84,441	$76,412
Accounts receivable, less allowances (2012 - $1,286; 2011 - $1,100)	89,867	88,345
Inventories, net - Note D	92,069	92,540
Other current assets	26,838	26,089

Total current assets	293,215	283,386
Property, plant and equipment, less accumulated depreciation (2012 - $252,310; 2011 - $241,585)	89,680	84,860
Other Assets
Prepaid pension asset	6,061	4,359
Goodwill – Note L	7,872	500
Other intangible assets, net – Note L	34,005	29,886
Deferred income taxes	75,552	76,200
Other	2,281	1,624

Total other assets	125,771	112,569

Total Assets	$508,666	$480,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$74,559	$80,468
Accrued liabilities	41,657	43,769

Total current liabilities	116,216	124,237
Long-term debt - Note E	108,700	74,400
Other long-term obligations	18,853	18,881
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 55,055,792 shares issued at April 1, 2012 and 54,790,110 shares issued at December 31, 2011	289,848	287,661
Additional contributed capital	38,098	39,161
Retained earnings	353,295	352,205
Accumulated other comprehensive loss	(113,026)	(115,146)

	568,215	563,881
Cost of common stock held in treasury (2012 – 20,996,182 and 2011 – 20,724,106 shares)	(303,318)	(300,584)

Total shareholders’ equity	264,897	263,297

Total Liabilities and Shareholders’ Equity	$508,666	$480,815

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands of dollars)

	Three Months Ended
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net earnings	$2,283	$5,116
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,790	4,401
Prepaid pension asset	(1,702)	(2,151)
Equity-based compensation – Note B	1,214	1,180
Amortization of retirement benefit adjustments – Note F	1,734	1,270
Insurance recovery for business interruption and property damage - casualties	(5,396)	—
Insurance proceeds for business interruption and property damage other than property, plant and equipment - casualties	4,966	—
Other	(212)	(1,228)
Changes in assets and liabilities, net of acquisition
Accounts receivable	1,394	1,111
Inventories	2,886	(8,897)
Other current assets	(429)	(951)
Accounts payable and accrued liabilities	(15,634)	(2,357)

Total adjustments	(6,389)	(7,622)

Net cash used in operating activities	(4,106)	(2,506)
Cash flows from investing activities:
Capital expenditures	(4,369)	(3,168)
Capital expenditures to replace property, plant and equipment damaged in casualties	(1,766)	—
Insurance proceeds for property, plant and equipment damaged in casualties	2,250	—
Payment for acquisition, net of cash acquired	(14,689)	(2,930)

Net cash used in investing activities	(18,574)	(6,098)
Cash flows from financing activities:
Payments of long-term debt – Note E	(1,301,300)	(946,800)
Proceeds from borrowings of long-term debt – Note E	1,335,600	957,100
Payments of short-term notes payable	(1,284)	(683)
Proceeds from borrowings of short-term notes payable	1,284	683
Purchase of treasury stock	(2,734)	—
Dividends paid	(1,193)	(1,026)
Exercise of stock options	710	431
Other	78	133

Net cash provided by financing activities	31,161	9,838
Effect of exchange rate on cash and cash equivalents	(452)	(386)

Net increase in cash and cash equivalents	8,029	848
Cash and cash equivalents at beginning of year	76,412	73,315

Cash and cash equivalents at end of period	$84,441	$74,163

Supplemental cash flow information – outstanding
Cash paid during the period for:
Interest	$537	$422
Income taxes—net	$1,007	$83

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

April 1, 2012

NOTE A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE B – Equity-Based Compensation

At April 1, 2012, CTS had five equity-based compensation plans: the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”). All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

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

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three months ended April 1, 2012 and April 3, 2011 relating to these plans:

($ in thousands)	April 1, 2012	April 3, 2011
Restricted stock units	$1,214	$1,180

The following table summarizes the status of these plans as of April 1, 2012:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding		257,200	311,578	59,500
Restricted stock units outstanding	638,824	130,445
Options exercisable		257,200	311,578	59,500
Awards available for grant	2,155,291	268,500

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

A summary of the status of stock options as of April 1, 2012 and April 3, 2011, and changes during the three-month periods then ended, is presented below:

	April 1, 2012		April 3, 2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	728,050	$10.24	1,093,063	$12.61
Exercised	(79,122)	$8.57	(54,513)	$7.83
Expired	(11,000)	$16.22	(7,125)	$23.00
Forfeited	(9,650)	$9.52	—	$—

Outstanding at end of period	628,278	$10.36	1,031,425	$12.79

Exercisable at end of period	628,278	$10.36	1,031,425	$12.79

The total intrinsic value of share options exercised during the quarter ended April 1, 2012 was $138,000. The total intrinsic value of share options exercised during the quarter ended April 3, 2011 was $202,000.

The weighted average remaining contractual life of options outstanding and options exercisable at April 1, 2012 is 1.8 years. The aggregate intrinsic value of options outstanding and options exercisable at April 1, 2012 is approximately $547,000.

There are no unvested stock options at April 1, 2012.

The following table summarizes information about stock options outstanding at April 1, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 4/1/12	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 4/1/12	Weighted Average Exercise Price
$ 7.70 – 11.11	526,478	1.59	9.67	526,478	9.67
$ 13.68 – 16.24	101,800	3.59	13.93	101,800	13.93

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers and key employees as compensation. Generally, the RSUs vest over a three to five-year period. A summary of the status of RSUs as of April 1, 2012 and April 3, 2011, and changes during the three-month periods then ended is presented below:

	April 1, 2012		April 3, 2011
	RSUs	Weighted- average Grant-Date Fair Value	RSUs	Weighted- average Grant-Date Fair Value
Outstanding at beginning of year	701,449	$9.35	807,601	$8.39
Granted	221,250	$10.46	214,100	$11.92
Converted	(144,533)	$9.55	(102,960)	$8.30
Forfeited	(8,897)	$9.19	(21,485)	$8.79

Outstanding at end of period	769,269	$9.63	897,256	$9.24

Weighted-average remaining contractual life	7.3 years		5.5 years

CTS recorded compensation expense of approximately $752,000 and $721,000 related to service-based restricted stock units during the three months ended April 1, 2012 and April 3, 2011, respectively.

As of April 1, 2012, there was $3.1 million of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units

On February 2, 2010, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 78,000 units in 2012 subject to certification of the 2011 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets and, as a result, 49,320 units were awarded and vested.

On February 3, 2011, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 53,200 units in 2013 subject to certification of the 2012 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

On February 8, 2012, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 45,850 units in 2014 subject to certification of the 2012 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

On February 8, 2012, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero to 200% of the target amount of 39,300 units in 2014 subject to certification of the 2012 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of free cash flow targets.

CTS recorded compensation expense of approximately $230,000 and $166,000 related to performance-based restricted stock units during the three months ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012 there was approximately $1,265,000 of unrecognized compensation cost related to performance-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Market-Based Restricted Stock Units

On July 2, 2007, CTS granted a market-based restricted stock unit award for an executive officer. An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date. Vesting may occur in the range from zero percent to 150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to 32 enumerated peer group companies’ total stockholder return rates. The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return over a three-year period. During the year ended December 31, 2010, 12,500 units was earned and awarded to the executive officer. There were no units awarded in 2011.

On February 2, 2010, CTS granted market-based restricted stock unit awards for certain executives and key employees. Vesting may occur in the range from zero percent to 200% of the target amount of 117,000 units in 2012. Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates and, as a result, 67,130 units were awarded and vested.

On February 3, 2011, CTS granted market-based restricted stock unit awards for certain executives and key employees. Vesting may occur in the range from zero percent to 200% of the target amount of 79,800 units in 2013. Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.

On February 8, 2012, CTS granted market-based restricted stock unit awards for certain executives and key employees. Vesting may occur in the range from zero percent to 200% of the target amount of 45,850 units in 2014. Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $232,000 and $293,000 related to market-based restricted stock units during the three months ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012, there was approximately $1,014,000 of unrecognized compensation cost related to market-based RSUs. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock. The Directors’ Plan was frozen effective December 1, 2004. All future grants will be from the 2009 Plan.

NOTE C – Acquisition

In January 2012, CTS acquired 100% of the common stock of Valpey-Fisher Corporation (“Valpey-Fisher”), a publicly held company located in Hopkinton, Massachusetts for approximately $18.3 million. Valpey-Fisher is a recognized technology leader in the design and manufacture of precision frequency crystal oscillators. This acquisition will expand CTS’ technology, and bring strong engineering capabilities and management leadership to support the Company’s strategic initiatives in CTS’ Component and Sensors’ segment.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Estimated Fair Values
($ in thousands)	At January 23, 2012
Current assets	$9,156
Property, plant and equipment	2,790
Goodwill	7,372
Amortizable intangible assets	4,915
Other assets	231

Fair value of assets acquired, including $3,578 cash acquired	24,464
Less fair value of liabilities acquired	(6,197)

Net assets acquired	18,267
Cash acquired	3,578

Net cash paid	$14,689

The following table summarizes the net sales and earnings before income taxes of CTS, Valpey-Fisher and consolidated since the acquisition date, January 23, 2012, that is included in the consolidated statement of earnings for the three months ended April 1, 2012:

	CTS	Valpey-Fisher	Consolidated
($ in thousands)	April 1, 2012	April 1, 2012	April 1, 2012
Net Sales	$143,978	$2,991	$146,969
Earnings before income taxes	$2,136	$161	$2,297

The following table summarizes the pro-forma net sales and earnings before income taxes of CTS, Valpey-Fisher and combined for the three months ended April 1, 2012 as if the acquisition date had occurred on January 1, 2011:

	CTS	Valpey-Fisher	Combined
($ in thousands)	April 1, 2012	April 1, 2012	April 1, 2012
Net Sales	$143,978	$4,107	$148,085
Earnings before income taxes	$2,136	$130	$2,266

The following table summarizes the pro-forma net sales and earnings before income taxes of CTS, Valpey-Fisher and combined for the three months ended April 3, 2011 as if the acquisition date had occurred on January 1, 2011:

	CTS	Valpey-Fisher	Combined
($ in thousands)	April 3, 2011	April 3, 2011	April 3, 2011
Net Sales	$151,518	$3,519	$155,037
Earnings before income taxes	$6,593	$(133)	$6,460

The Valpey-Fisher acquisition will be accounted for using the acquisition method of accounting whereby the total purchase price will be allocated to tangible and intangible assets and liabilities based on the fair market values on the date of acquisition. CTS will determine the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired and liabilities assumed. These allocations are expected to be finalized by the end of 2012.

In January 2011, CTS acquired certain assets and assumed certain liabilities of Fordahl SA, a privately held company located in Brugg, Switzerland. This business was acquired for approximately $2.9 million, net of cash acquired. The assets acquired include inventory, accounts receivable, leasehold improvements, machinery and equipment, and certain intangible assets.

The Fordahl SA product line includes high-performance temperature compensated crystal oscillators and voltage controlled crystal oscillators. This product line expanded CTS’ frequency product portfolio from clock and crystals to highly-engineered precision ovenized oscillators. This acquisition added new customers and opened up new market opportunities for CTS.

The Fordahl acquisition was accounted for using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets based on the fair market values on the date of acquisition. CTS determined the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired and liabilities assumed. CTS finalized the purchase price allocation at December 31, 2011. The land and building, machinery and equipment and intangible assets are classified as Level 3 under the fair value hierarchy. The pro forma effect of this acquisition is not material to CTS’ results of operations or financial position.

NOTE D – Inventories, net

Inventories consist of the following:

($ in thousands)	April 1, 2012	December 31, 2011
Finished goods	$16,302	$14,697
Work-in-process	21,008	20,602
Raw materials	54,759	57,241

Total inventories, net	$92,069	$92,540

NOTE E – Debt

On January 10, 2012, CTS amended its November 18, 2010 unsecured revolving credit agreement. This amendment provided for an increase in the revolving credit facility to $200 million and increased the accordion feature, whereby CTS can expand the facility to $300 million, subject to participating banks’ approval. Additionally, among other covenants, the amendment reduced the applicable margin by 25 basis points, increased the total consideration the company may pay for non-U.S. based acquisitions, and extended the term of the credit agreement through January 10, 2017.

Long-term debt was comprised of the following:

($ in thousands)	April 1, 2012	December 31, 2011
Revolving credit agreement, weighted-average interest rate of 1.7% (2012), and 1.9% (2011) due in 2017 and 2015, respectively	$108,700	$74,400

There was $108.7 million outstanding under the $200 million revolving credit agreement at April 1, 2012, and $74.4 million outstanding under the $150 million revolving credit agreement at December 31, 2011. The Company had $88.5 million available under the $200 million credit agreement at April 1, 2012, net of standby letters of credit of $2.8 million, and $72.8 million available under the $150 million credit agreement at December 31, 2011, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon London Interbank Offered Rate and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.30 percent per annum at April 1, 2012. The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. CTS was in compliance with all debt covenants at April 1, 2012. The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and make stock repurchases and dividend payments.

NOTE F – Retirement Plans

Net pension (income)/ expense for the three months ended April 1, 2012 and April 3, 2011 for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	April 1, 2012	April 3, 2011	April 1, 2012	April 3 2011
Service cost	$683	$687	$31	$35
Interest cost	2,991	3,078	142	149
Expected return on plan assets (1)	(5,376)	(5,916)	(109)	(143)
Amortization of prior service cost	151	153	—	—
Amortization of loss/(gain)	1,519	1,050	74	69

(Income)/expense, net	$(32)	$(948)	$138	$110

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net post retirement expense for the three months ended April 1, 2012 and April 3, 2011 for our post-retirement plan includes the following components:

	Post-retirement Plan
($ in thousands)	April 1, 2012	April 3, 2011
Service cost	$2	$4
Interest cost	64	72
Amortization of (gain)	(10)	(2)

Expense, net	$56	$74

NOTE G – Segments

CTS reportable segments are grouped by entities that exhibit similar economic characteristics and the segment’s reporting results are regularly reviewed by CTS’ chief operating decision maker to make decisions about resources to be allocated to these segments and to evaluate the segment’s performance. CTS has two reportable segments: 1) Components and Sensors and 2) EMS.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K. Management evaluates performance based upon segment operating earnings/(loss) before interest expense, interest income, other non-operating income/(expense), and income tax expense.

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	Components and Sensors	EMS	Total
First Quarter of 2012
Net sales to external customers	$76,418	$70,551	$146,969

Segment operating earnings before corporate and shared services charges	7,344	455	7,799
Corporate and shared services charges	(4,324)	(1,543)	(5,867)

Segment operating earnings/(loss) (1)	3,020	(1,088)	1,932

Total assets	357,687	150,979	508,666
First Quarter of 2011
Net sales to external customers	$72,031	$79,487	$151,518

Segment operating earnings before corporate and shared services charges	9,805	1,830	11,635
Corporate and shared services charges	(4,049)	(1,827)	(5,876)

Segment operating earnings	5,756	3	5,759

Total assets	353,405	146,584	499,989

(1)	EMS segment’s operating loss of $(1,088) includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility.

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated earnings before income taxes is shown in the following table for three-month periods then ended:

($ in thousands)	April 1, 2012	April 3, 2011
Total segment operating earnings	$1,932	$5,759
Interest expense	(659)	(492)
Interest income	449	196
Other income	575	1,130

Earnings before income taxes	$2,297	$6,593

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

Scotland EMS Manufacturing Facility Fire

During the second quarter of 2011, a fire occurred at the Company’s Scotland EMS manufacturing facility. The fire damaged approximately $1.6 million of inventory and $0.2 million of machinery and equipment at net book value. Property insurance coverage with a $100,000 deductible had substantially covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. Business interruption insurance had substantially covered the lost sales impact and related fixed costs in 2011.

In the first quarter of 2012, CTS recovered approximately $0.8 million from the Company’s insurance carriers, mainly for business interruption and increased costs of operations as a result of the fire. Consequently, CTS recorded a recovery of approximately $0.6 million for business interruption in CTS’ Condensed Consolidated Statements of Earnings for the quarter ended April 1, 2012. The total fire-related other receivable was approximately $0.8 million as of April 1, 2012 and was included in Other Current Assets in CTS’ Condensed Consolidated Balance Sheets.

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, CTS’ Thailand EMS manufacturing facility was flooded. Based on preliminary estimates, the flood damaged approximately $0.5 million of inventory and $0.5 million of fixed assets at net book value. The Company also incurred approximately $2.5 million of fixed costs at this facility. Local and global property insurance coverage covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. CTS also has business interruption insurance under these policies that covered the lost sales impact and fixed costs.

In the first quarter of 2012, CTS received cash of approximately $7.2 million from the Company’s insurance carriers. Out of the $7.2 million cash, approximately $4.4 million was for business interruption and the remaining $2.8 million was for the reimbursement of costs related to property damage. Part of the cash received was to relieve the insurance receivable balance of $2.4 million recorded at December 31, 2011. Consequently, CTS recorded a recovery of approximately $3.0 million for business interruption and $1.8 million for property damage in CTS’ Condensed Consolidated Statements of Earnings for the quarter ended April 1, 2012. CTS continues to incur costs related to the flood and is processing appropriate claims with the Company’s insurance carriers for property damage, increased costs and lost sales impact.

NOTE I – Fair Value Measurement

Goodwill represents the excess of the cost of businesses acquired over the fair value of the assets acquired and liabilities assumed. CTS does not amortize goodwill, but tests it for impairment annually using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment or the component level if discrete financial information is prepared and regularly reviewed by senior management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of April 1, 2012 and the loss recorded during the three-months ended April 1, 2012 on those assets:

($ in thousands)
Description	Carrying Value at April 1, 2012	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Three- Months Ended April 1, 2012
Goodwill	$7,872	$—	$—	$7,872	$—
Intangible assets, other than goodwill	$34,005	$—	$—	$34,005	—
Long-lived assets	$89,680	$—	$—	$89,680	39

					$39

The fair value of these assets were measured and recorded using an income approach. Projected future cash flows related to these assets were used under this approach to determine their fair values.

The following table reconciles the beginning and ending balance of CTS’ goodwill for the period ended April 1, 2012:

($ in thousands)	Total
Balance at January 1, 2012	500
2012 first quarter activity – Note C, “Acquisitions”	7,372

Balance at April 1, 2012	$7,872

See Note L, “Goodwill and Other Intangible Assets,” for further discussion.

The following table reconciles the beginning and ending balances of CTS’ intangible assets, other than goodwill for the period ended April 1, 2012:

($ in thousands)	Total
Balance at January 1, 2012	29,886
2012 addition – Note C, “Acquisitions”	4,915
2012 first quarter amortization expense	(796)

Balance at April 1, 2012	$34,005

See Note L, “Goodwill and Other Intangible Assets,” for further discussion.

The following table reconciles the beginning and ending balances of CTS’ long-lived assets for the period ended April 1, 2012:

($ in thousands)	Total
Balance at January 1, 2012	84,860
Capital expenditures	4,369
Capital expenditures to replace property, plant & equipment damaged in Thailand flood	1,766
Fixed assets acquired in Valpey-Fisher acquisition – Note C	2,790
Depreciation expense	(3,995)
Transfer to asset held for sale	(350)
Disposals and write-offs	(39)
Foreign exchange impact and other	279

Balance at April 1, 2012	$89,680

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of April 1, 2012:

($ in thousands)	Carrying Value at April 1, 2012	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Quarter Ended April 1, 2012
Long-term debt	$108,700	$—	$108,700	$—	$—

CTS’ long-term debt consists of a revolving debt agreement. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information.

NOTE J –Earnings Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations. Basic earnings per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings per share. The calculations below provide net earnings, weighted average common shares outstanding, and earnings per share for both basic and diluted EPS for the three month periods ended April 1, 2012 and April 3, 2011.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2012
Basic earnings per share	$2,283	34,106	$0.07

Effect of dilutive securities:
Equity-based compensation plans		612

Diluted earnings per share	$2,283	34,718	$0.07

First Quarter 2011
Basic earnings per share	$5,116	34,293	$0.15

Effect of dilutive securities:
Equity-based compensation plans	—	782

Diluted earnings per share	$5,116	35,075	$0.15

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2012 and 2011 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended
(Number of shares in thousands)	April 1, 2012	April 3, 2011
Stock options where the assumed proceeds exceed the average market price of common shares during the period	282	394

NOTE K – Treasury Stock

Common stock held in treasury totaled 20,996,182 shares with a cost of $303.3 million at April 1, 2012 and 20,724,106 shares with a cost of $300.6 million at December 31, 2011. Approximately 7.2 million shares are available for future issuances.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first quarter of 2012, 272,076 shares were repurchased at a cost of approximately $2.7 million or $10.05 per share.

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	April 1, 2012		December 31, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$54,864	$(23,075)	$51,424	$(22,390)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	2,694	(478)	1,220	(368)

Total	67,877	(33,872)	62,963	(33,077)
Goodwill	7,872	—	500	—

Total other intangible assets and goodwill	$75,749	$(33,872)	$63,463	$(33,077)

Of the net intangible assets excluding goodwill at April 1, 2012, $28.4 million relates to the Components and Sensors segment and $5.6 million relates to the EMS segment. Of the goodwill at April 1, 2012, $7.4 million relates to Components and Sensors segment and $0.5 million relates to the EMS segment. The goodwill at December 31, 2011 relates to the EMS segment. CTS recorded amortization expense of $0.8 million during the three month period ended April 1, 2012 and $0.6 million during the three month period ended April 3, 2011. The weighted average remaining amortization period for the amortizable intangible assets is 13.2 years. CTS estimates remaining amortization expense of $2.5 million in 2012, $3.3 million in 2013, $3.2 million in 2014, $3.1 million in 2015, $3.0 million in 2016 and $18.9 million thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the businesses in which CTS operates; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events such as the Japan earthquake and the Thailand flood; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other, risks and uncertainties are discussed in further detail in Item 1.A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

As discussed in more detail throughout the MD&A:

•

Net sales in the first quarter of 2012 of $147.0 million were reported through two segments, Components and Sensors and Electronic Manufacturing Services (“EMS”). Net sales decreased by $4.5 million, or 3.0%, in the first quarter of 2012 from the first quarter of 2011. Net sales in the Components and Sensors segment increased by 6.1% versus the first quarter of 2011, while net sales in the EMS segment decreased by 11.2%.

•

Gross margin as a percent of net sales was 15.0% in the first quarter of 2012 compared to 19.2% in the first quarter of 2011. The decrease in gross margin primarily resulted from expenses and lost margin related to the flood at our Thailand facility and the fire at our Scotland facility, higher commodity prices and lower pension income partially offset by favorable segment mix as the Components and Sensors segment percent of total sales increased to 52.0% of consolidated sales from 47.5% in the same period of 2011.

•

Insurance recovery for business interruption due to the flood at our Thailand facility and the fire at our Scotland facility totaled $3.6 million in the first quarter of 2012. This recovery partially offsets related expenses that negatively impacted our gross margin.

•	Selling, general and administrative (“SG&A”) expenses were $19.4 million, or 13.2% of net sales, in the first quarter of 2012 versus $18.4 million, or 12.1% of net sales, in the first quarter of 2011.

•	Research and development (“R&D”) expenses were $6.1 million, or 4.2% of net sales, in the first quarter of 2012 compared to $5.0 million, or 3.3% of net sales, in the first quarter of 2011.

•	Insurance recovery for property damage due to the flood at our Thailand facility was $1.8 million in the first quarter of 2012.

•	Interest and other income was $0.4 million in the first quarter of 2012 compared to $0.8 million in the same quarter of 2011.

•	Income tax expense and the effective tax rate in the first quarter of 2012 were insignificant, versus expense of $1.5 million and effective tax rate of 22.4% in the same quarter of 2011.

•	Net earnings were $2.3 million, or $0.07 per diluted share, in the first quarter of 2012. This compares with $5.1 million, or $0.15 per diluted share, in the first quarter of 2011.

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

In the first quarter of 2012, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of First Quarter 2012 and First Quarter 2011

Segment Discussion

Refer to Note G, “Segments,” for a description of our segments.

The following table highlights the segment results for the quarters ending April 1, 2012 and April 3, 2011:

($ in thousands)	Components and Sensors	EMS	Total
First Quarter of 2012
Net sales to external customers	$76,418	$70,551	$146,969

Segment operating earnings before corporate and shared services charges	7,344	455	7,799
Corporate and shared services charges	(4,324)	(1,543)	(5,867)

Segment operating earnings/(loss)(1)	3,020	(1,088)	1,932

% of Net sales	4.0%	(1.5)%	1.3%

First Quarter of 2011
Net sales to external customers	$72,031	$79,487	$151,518

Segment operating earnings before corporate and shared services charges	9,805	1,830	11,635
Corporate and shared services charges	(4,049)	(1,827)	(5,876)

Segment operating earnings	5,756	3	5,759

% of Net sales	8.0%	0.0%	3.8%

(1)	EMS segment’s operating loss of $(1,088) includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility

Net sales in the Components and Sensors segment increased $4.4 million, or 6.1%, from the first quarter of 2011. The increase in net sales was primarily attributable to higher net sales in electronic components of $2.6 million driven by higher sales of new piezoceramic products for hard disk drive applications, incremental sales from the acquisition of Valpey-Fisher Corporation (“Valpey-Fisher”) and higher net sales of $1.8 million in the automotive market.

The Components and Sensors segment recorded operating earnings of $3.0 million in the first quarter of 2012 versus $5.8 million in the first quarter of 2011. The unfavorable earnings change resulted primarily from higher research and development expenses, lower pension income and higher commodity prices.

Net sales in the EMS segment decreased $8.9 million, or 11.2%, in the first quarter of 2012 from the first quarter of 2011. The decrease in net sales, primarily due to the impact of a recent flood at our Thailand EMS manufacturing facility, resulted in lower net sales of $11.1 million in the communications market, $5.4 million in the computer market, $0.3 million in the medical market and $0.1 million in the defense and aerospace market partially offset by higher net sales of $8.0 million in the industrial market.

EMS segment operating loss was $1.1 million in the first quarter of 2012 versus breakeven in the first quarter of 2011. The unfavorable earnings change was primarily due to lower sales volume and timing of insurance recoveries, both primarily related to the flood at our Thailand facility. In the quarter we had approximately $6 million to $7 million of expenses and lost margin related to the flood at our Thailand facility and the fire at our Scotland facility while we recorded $5.4 million of insurance recoveries.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended April 1, 2012 and April 3, 2011:

	Quarter ended
($ in thousands, except net earnings per share)	April 1, 2012	April 3, 2011	Increase (Decrease)
Net sales	$146,969	$151,518	$(4,549)
Gross margin	$22,049	$29,160	$(7,111)
% of net sales	15.0%	19.2%	(4.2)%
Insurance recovery for business interruption	$(3,627)	$—	$3,627
Selling, general and administrative expenses	$19,404	$18,372	$1,032
% of net sales	13.2%	12.1%	1.1%
Research and development expenses	$6,109	$5,029	$1,080
% of net sales	4.2%	3.3%	0.9%
Insurance recovery for property damage	$(1,769)	$—	$1,769
Operating earnings	$1,932	$5,759	$(3,827)
% of net sales	1.3%	3.8%	(2.5)%
Interest and other income	$365	$834	$(469)
% of net sales	0.2%	0.6%	(0.4)%
Income tax expense	$14	$1,477	$(1,463)
Net earnings	$2,283	$5,116	$(2,833)
% of net sales	1.6%	3.4%	(1.8)%
Net earnings per diluted share	$0.07	$0.15	$(0.08)

Net sales of $147.0 million in the first quarter of 2012 decreased $4.5 million, or 3.0%, from the first quarter of 2011 attributable to lower EMS segment net sales of $8.9 million, offset by higher Component and Sensor segment net sales of $4.4 million.

Gross margin as a percent of net sales was 15.0% in the first quarter of 2012 compared to 19.2% in the first quarter of 2011. The decrease in gross margin primarily resulted from approximately $6 million to $7 million of expenses and lost margin related to the flood at our Thailand facility and the fire at our Scotland facility, higher commodity prices and lower pension income partially offset by favorable segment mix as the Components and Sensors segment percent of total sales increased to 52.0% of consolidated sales from 47.5% in the same period of 2011.

Insurance recovery for business interruption due to the flood at our Thailand facility and the fire at our Scotland facility totaled $3.6 million in the first quarter of 2012. This recovery partially offsets related expenses that negatively impacted our gross margin. We will continue to work with our insurance carriers to process our claim for expenses and lost margin in the next two to three quarters. The timing of insurance recoveries may lag the actual incurrence of expenses or margin losses by several months.

SG&A expenses were $19.4 million, or 13.2% of net sales, in the first quarter of 2012 versus $18.4 million, or 12.1% of net sales, in the first quarter of 2011. SG&A expenses as a percentage of net sales increased primarily due to the Valpey-Fisher acquisition and lower pension income.

R&D expenses were $6.1 million, or 4.2% of net sales, in the first quarter of 2012 compared to $5.0 million, or 3.3% of net sales, in the first quarter of 2011. The increase was primarily driven by spending to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Insurance recovery for property damage due to the flood at our Thailand facility was $1.8 million in the first quarter of 2012. Additional recoveries for property damage during the remainder of 2012 are not expected to be material.

Operating earnings were $1.9 million in the first quarter of 2012 compared to $5.8 million in the first quarter of 2011 as a result of the reasons discussed above.

Interest and other income was $0.4 million in the first quarter of 2012 versus $0.8 million in the same quarter of 2011 primarily due to a $0.6 million less favorable foreign exchange impact, partially offset by lower net interest expense of $0.1 million due to higher interest rates on invested cash.

The effective tax rate in the first quarter of 2012 was not significant compared to 22.4% in the first quarter of 2011. While the mix of earnings by jurisdiction increased the tax rate, this was offset by a $0.7 million discrete tax benefit that was recorded in the first quarter to recognize the impact of a favorable judicial ruling in a foreign jurisdiction.

Net earnings were $2.3 million, or $0.07 per diluted share, in the first quarter of 2012 compared with net earnings of $5.1 million, or $0.15 per diluted share, in the first quarter of 2011.

Scotland EMS Manufacturing Facility Fire

During the second quarter of 2011, a fire occurred at our Scotland EMS manufacturing facility. During the first quarter, we recorded a recovery of approximately $0.6 million for business interruption in our Condensed Consolidated Statements of Earnings for the quarter ended April 1, 2012. Fire-related expenses and recoveries are not expected to be significant for the remainder of 2012.

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, our Thailand EMS manufacturing facility was flooded.

In the first quarter of 2012, we received cash of approximately $7.2 million from the Company’s insurance carriers. Out of the $7.2 million cash, approximately $4.4 million was for business interruption and the remaining $2.8 million was for the reimbursement of costs related to property damage. Some of these amounts were accrued at December 31, 2011 and, consequently, we recorded a recovery of $3.0 million for business interruption and $1.8 million for property damage in our Condensed Consolidated Statements of Earnings for the quarter ended April 1, 2012. We continue to incur expenses related to the flood, and are processing our claim with our insurance carriers for property damage, increased costs and lost margin impact. The associated recoveries may lag these expenses by several months.

Acquisition

In January 2012, we acquired 100% of the common stock of Valpey-Fisher, a publicly held company located in Hopkinton, Massachusetts, for approximately $14.7 million, net of cash acquired. Valpey-Fisher is a recognized technology leader in the design and manufacture of precision frequency crystal oscillators. This acquisition will expand CTS’ technology, and bring strong engineering capabilities and management leadership to support strategic initiatives in our Component and Sensors’ segment.

2012 Outlook

Based on first quarter results and the current outlook, management maintains their guidance of full-year 2012 sales increase in the range of 10% to 13% over 2011 and full-year 2012 diluted earnings per share in the range of $0.75 to $0.80.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $84.4 million at April 1, 2012 and $76.4 million at December 31, 2011. Total debt on April 1, 2012 was $108.7 million, compared to $74.4 million at December 31, 2011, as we increased debt to fund domestic working capital requirements and the Valpey-Fisher acquisition. Total debt as a percentage of total capitalization was 29.1% at the end of the first quarter of 2012, compared with 22.0% at December 31, 2011. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $17.9 million in the first quarter of 2012 versus year-end 2011, primarily due to an increases in cash and cash equivalents of $8.0 million and a decrease in accounts payable of $5.9 million.

Cash Flow

Operating Activities

Net cash used in operating activities was $4.1 million during the first three months of 2012. Components of net cash used by operating activities included net changes in assets and liabilities of $11.8 million and an increase in prepaid pension asset of $1.7 million which were partially offset by net earnings of $2.3 million and depreciation and amortization expense of $4.8 million, add-backs of other non-cash items such as equity-based compensation, amortization of retirement benefit and net insurance recovery totaling $2.5 million. The changes in assets and liabilities were primarily due to decreased accounts payable and accrued liabilities of $15.6 million partially offset by decreased inventories of $2.9 million.

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

Investing Activities

Net cash used in investing activities for the first three months of 2012 was $18.6 million due to the Valpey-Fisher acquisition of $14.7 million, capital expenditures of $4.4 million, and capital expenditures to replace property damaged by casualty of $1.8 million partially offset by insurance proceeds for property damage due to casualty of $2.3 million.

Net cash used in investing activities for the first three months of 2011 was $6.1 million, solely for capital expenditures of $3.2 million and for the Fordahl SA acquisition of $2.9 million.

Financing Activities

Net cash provided by financing activities for the first three months of 2012 was $31.2 million, consisting primarily of a net increase in long-term debt of $34.3 million, offset by $2.7 million in Treasury stock purchases and $1.2 million in dividend payments. The additional debt was primarily used to meet usual working capital requirements and to fund the Valpey-Fisher acquisition.

Net cash provided by financing activities for the first three months of 2011 was $9.8 million, consisting primarily of a net increase in long-term debt of $10.3 million, offset by $1.0 million in dividend payments. The additional debt was primarily used to meet working capital requirements as net sales increased.

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

On January 10, 2012, we amended our November 18, 2010 unsecured revolving credit agreement. This amendment provided for an increase in the revolving credit facility to $200 million and increased the accordion feature, whereby we can expand the facility to $300 million, subject to participating banks’ approval. Additionally, among other covenants, the amendment reduced the applicable margin by 25 basis points, increased the total consideration we may pay for non-U.S. based acquisitions, and extended the term of the credit agreement through January 10, 2017.

Long-term debt was comprised of the following:

($ in thousands)	April 1, 2012	December 31, 2011
Revolving credit agreement, weighted-average interest rate of 1.7% (2012), and 1.9% (2011) due in 2017 and 2015, respectively	$108,700	$74,400

There was $108.7 million outstanding under the $200 million revolving credit agreement at April 1, 2012, and $74.4 million outstanding under the $150 million revolving credit agreement at December 31, 2011. We had $88.5 million available under the $200 million credit agreement at April 1, 2012, net of standby letters of credit of $2.8 million, and $72.8 million available under the $150 million credit agreement at December 31, 2011, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon London Interbank Offered Rate and our quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.30 percent per annum at April 1, 2012. The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. We were in compliance with all debt covenants at April 1, 2012. The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of CTS common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first quarter of 2012, 272,076 shares were repurchased at a cost of approximately $2.7 million or $10.05 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2011.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2012, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired business, as described further below.

Since the date of acquisition of Valpey-Fisher Corporation, our management has not completed an evaluation of the business’s internal controls over financial reporting for the acquired entity, whose results are included in the financial statements and notes filed in this Form 10-Q.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the acquisition described above, there were no changes in our internal control over financial reporting for the quarter ended April 1, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Presently, we have been served process and named as co-defendant with Toyota in approximately thirty-two open lawsuits; we have been dismissed as a defendant from an additional thirty lawsuits. The claims generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

Item 1A. Risk Factors

There have been no significant changes to our risk factors since December 31, 2011.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending April 1, 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				574,153
January 6, 2012 – January 31, 2012	27,001	$9.85	27,001	547,152
February 1, 2012 – February 29, 2012	89,793	$10.21	89,793	457,359
March 1, 2012 – April 1, 2012	155,282	$9.99	155,282	302,077

Total	272,076		272,076

Item 3. Default Upon Senior Securities

Not applicable

Item 4. (Removed and Reserved)

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

10(a)	Agreement, dated as of March 27, 2012, by and between CTS Corporation and Vinod M. Khilnani (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission No. 001-04639) filed with the Securities and Exchange Commission on March 30, 2012).

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Richard G. Cutter III	/s/ Thomas K Kroll
Richard G. Cutter III Vice President, Law and Business Affairs, Corporate Secretary	Thomas K. Kroll Vice President and Chief Financial Officer

Dated: April 25, 2012	Dated: April 25, 2012