Form 10-Q
period 2012-07-01
CTS CORP
filed 2012-07-24
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2012: 33,939,275.

CTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS—UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net sales	$154,294	$146,919	$301,263	$298,437
Costs and expenses:
Cost of goods sold	128,356	119,051	253,276	241,409
Insurance recovery for business interruption — casualties	(7,423)	—	(11,050)	—
Selling, general and administrative expenses	19,378	18,057	38,782	36,429
Research and development expenses	5,131	4,590	11,240	9,619
Insurance recovery for property damage — casualties	—	—	(1,769)	—
Restructuring and impairment charge — Note M	3,139	694	3,139	694

Operating earnings	5,713	4,527	7,645	10,286
Other (expense)/income:
Interest expense	(626)	(511)	(1,285)	(1,003)
Interest income	467	276	916	472
Other	(1,041)	743	(466)	1,873

Total other (expense)/income	(1,200)	508	(835)	1,342

Earnings before income taxes	4,513	5,035	6,810	11,628
Income tax expense	1,212	903	1,226	2,380

Net earnings	$3,301	$4,132	$5,584	$9,248

Net earnings per share — Note J
Basic	$0.10	$0.12	$0.16	$0.27

Diluted	$0.10	$0.12	$0.16	$0.26

Cash dividends declared per share	$0.035	$0.03	$0.07	$0.06

Average common shares outstanding:
Basic	34,022	34,375	34,064	34,334
Diluted	34,574	35,025	34,647	35,050

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS—UNAUDITED

(In thousands of dollars)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net earnings	$3,301	$4,132	$5,584	$9,248
Other comprehensive earnings/(loss):
Cumulative translation adjustment	(917)	7	245	995
Amortization of retirement benefit adjustments (net of tax)	1,311	750	2,269	1,486
Unrealized loss on cash flow hedges (net of tax)	(507)	—	(507)	—

Comprehensive earnings	$3,188	$4,889	$7,591	$11,729

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share amounts)

	(Unaudited) July 1, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$83,039	$76,412
Accounts receivable, less allowances (2012 — $1,116; 2011 — $1,100)	90,604	88,345
Inventories — Note D	78,664	92,540
Other current assets	24,083	26,089

Total current assets	276,390	283,386
Property, plant and equipment, less accumulated depreciation (2012 - $241,634; 2011 — $241,585)	91,171	84,860
Other Assets
Prepaid pension asset	7,767	4,359
Goodwill — Note L	5,855	500
Other intangible assets, net — Note L	31,911	29,886
Deferred income taxes	75,045	76,200
Other	1,950	1,624

Total other assets	122,528	112,569

Total Assets	$490,089	$480,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$66,477	$80,468
Accrued liabilities	42,901	43,769

Total current liabilities	109,378	124,237
Long-term debt — Note E	97,000	74,400
Other long-term obligations	18,241	18,881
Shareholders’ Equity
Preferred stock — authorized 25,000,000 shares without par value; none issued	—	—
Common stock — authorized 75,000,000 shares without par value; 55,208,565 shares issued at July 1, 2012 and 54,790,110 shares issued at December 31, 2011	291,024	287,661
Additional contributed capital	38,402	39,161
Retained earnings	355,410	352,205
Accumulated other comprehensive loss	(113,139)	(115,146)

	571,697	563,881
Cost of common stock held in treasury (2012 — 21,296,593 and 2011 — 20,724,106 shares)	(306,227)	(300,584)

Total shareholders’ equity	265,470	263,297

Total Liabilities and Shareholders’ Equity	$490,089	$480,815

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands of dollars)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net earnings	$5,584	$9,248
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	9,646	8,766
Prepaid pension asset	(3,408)	(4,302)
Equity-based compensation — Note B	2,171	2,361
Restructuring and impairment charges — Note M	3,139	694
Amortization of retirement benefit adjustments — Note F	3,467	2,542
Insurance recovery for business interruption and property damage — casualties	(12,819)	—
Insurance proceeds for business interruption and property damage other than property, plant and equipment — casualties	13,280	—
Other	(1,198)	(1,481)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(383)	10,188
Inventories	15,252	(10,633)
Other current assets	1,218	(1,369)
Accounts payable and accrued liabilities	(23,964)	(7,174)

Total adjustments	6,401	(408)

Net cash provided by operating activities	11,985	8,840

Cash flows from investing activities:
Capital expenditures	(6,877)	(6,526)
Capital expenditures to replace property, plant and equipment damaged in casualties	(2,859)	—
Insurance proceeds for property, plant and equipment damaged in casualties	2,250	—
Proceeds from sale of assets held for sale	350	—
Payment for acquisition, net of cash acquired	(14,689)	(2,930)

Net cash used in investing activities	(21,825)	(9,456)

Cash flows from financing activities:
Payments of long-term debt — Note E	(2,718,850)	(1,989,500)
Proceeds from borrowings of long-term debt — Note E	2,741,450	1,994,000
Payments of short-term notes payable	(1,666)	(2,203)
Proceeds from borrowings of short-term notes payable	1,666	2,449
Purchase of treasury stock	(5,643)	(326)
Dividends paid	(2,385)	(2,056)
Exercise of stock options	1,401	472
Other	199	204

Net cash provided by financing activities	16,172	3,040

Effect of exchange rate on cash and cash equivalents	295	(683)

Net increase in cash and cash equivalents	6,627	1,741

Cash and cash equivalents at beginning of year	76,412	73,315

Cash and cash equivalents at end of period	$83,039	$75,056

Supplemental cash flow information — outstanding
Cash paid during the period for:
Interest	$974	$885
Income taxes — net	$2,788	$2,060

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

July 1, 2012

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

NOTE B — Equity-Based Compensation

At July 1, 2012, CTS had five equity-based compensation plans: the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”). All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

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

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three and six months ended July 1, 2012 and July 3, 2011, respectively, relating to these plans:

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Restricted stock units	957	1,181	2,171	2,361

The following table summarizes the status of these plans as of July 1, 2012:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding		257,200	246,450	48,500
Restricted stock units outstanding	545,551	107,823
Options exercisable		257,200	246,450	48,500
Awards available for grant	2,160,455	270,800

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

A summary of the status of stock options as of July 1, 2012 and July 3, 2011, and changes during the six-month periods then ended, is presented below:

	July 1, 2012		July 3, 2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	728,050	$10.24	1,093,063	$12.61
Exercised	(154,750)	$8.71	(59,263)	$7.91
Expired	(11,000)	$16.22	(195,750)	$21.99
Forfeited	(10,150)	$9.41	—	$—

Outstanding at end of period	552,150	$10.57	838,050	$10.75

Exercisable at end of period	552,150	$10.57	838,050	$10.75

The total intrinsic value of share options exercised during the six-month periods ended July 1, 2012 and July 3, 2011, were $255,000 and $209,000, respectively.

The weighted average remaining contractual life of options outstanding and options exercisable at July 1, 2012 and July 3, 2011 were 1.7 years and 2.2 years, respectively. The aggregate intrinsic values of options outstanding and options exercisable at July 1, 2012 and July 3, 2011 were approximately $182,000 and $378,000, respectively.

There were no unvested stock options at July 1, 2012.

The following table summarizes information about stock options outstanding at July 1, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding And Exercisable at 7/1/12	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 7.70 – 11.11	450,350	1.48	9.81
$ 13.68 – 16.24	101,800	3.34	13.93

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers and key employees as compensation. Generally, the RSUs vest over a three to five-year period. A summary of the status of RSUs as of July 1, 2012 and July 3, 2011, and changes during the six-month periods then ended is presented below:

	July 1, 2012		July 3, 2011
	RSUs	Weighted-average Grant-Date Fair Value	RSUs	Weighted-average Grant-Date Fair Value
Outstanding at beginning of year	701,449	$9.35	807,601	$8.39
Granted	231,750	$10.41	219,100	$11.89
Converted	(252,964)	$8.51	(297,104)	$8.52
Forfeited	(26,861)	$9.06	(39,943)	$8.89

Outstanding at end of period	653,374	$10.07	689,654	$9.42

Weighted-average remaining contractual life	8.3 years		6.7 years

CTS recorded compensation expense of approximately $496,000 and $1,249,000 related to service-based restricted stock units during the three and six month periods ended July 1, 2012, respectively. CTS recorded compensation expense of approximately $691,000 and $1,400,000 related to service-based restricted stock units during the three and six month periods ended July 3, 2011, respectively.

As of July 1, 2012, there was $2.6 million of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

On February 8, 2012, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 45,850 units in 2014 subject to certification of the 2013 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

On February 8, 2012, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 39,300 units in 2014 subject to certification of the 2013 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of free cash flow targets.

CTS recorded compensation expense of approximately $229,000 and $459,000 related to performance-based restricted stock units during the three and six month periods ended July 1, 2012, respectively. CTS recorded compensation expense of approximately $177,000 and $343,000 related to performance-based restricted stock units during the three and six month periods ended July 3, 2011, respectively. As of July 1, 2012 there was approximately $1,036,000 of unrecognized compensation cost related to performance-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 year.

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

CTS recorded compensation expense of approximately $232,000 and $463,000 related to market-based restricted stock units during the three and six month periods ended July 1, 2012, respectively. CTS recorded compensation expense of approximately $313,000 and $606,000 related to market-based restricted stock units during the three and six month periods ended July 3, 2011, respectively. As of July 1, 2012, there was approximately $782,000 of unrecognized compensation cost related to market-based RSUs. That cost is expected to be recognized over a weighted-average period of 0.9 year.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock. The Directors’ Plan was frozen effective December 1, 2004. All future grants will be from the 2009 Plan.

NOTE C — Acquisition

In January 2012, CTS acquired 100% of the common stock of Valpey-Fisher Corporation (“Valpey-Fisher”), a publicly held company located in Hopkinton, Massachusetts for approximately $18.3 million. Valpey-Fisher is a recognized technology leader in the design and manufacture of precision frequency crystal oscillators. This acquisition expands CTS’ technology, and brings strong engineering capabilities and management leadership to support the Company’s strategic initiatives in CTS’ Component and Sensors’ segment.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Estimated Fair Values
($ in thousands)	At January 23, 2012
Current assets	$9,077
Property, plant and equipment	6,231
Goodwill	5,355
Amortizable intangible assets	3,570
Other assets	231

Fair value of assets acquired, including $3,578 cash acquired	24,464
Less fair value of liabilities acquired	(6,197)

Net assets acquired	18,267
Cash acquired	3,578

Net cash paid	$14,689

Included in current assets is the fair value of accounts receivable of $2,479. Goodwill recorded in connection with the above acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business. None of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the net sales and earnings before income taxes of Valpey-Fisher that is included in CTS’ Condensed Consolidated Statements of Earnings since the acquisition date, January 23, 2012, that is included in the consolidated statement of earnings for the three months and six months ended July 1, 2012:

	Three Months Ended	Six Months Ended
($ in thousands)	July 1, 2012	July 1, 2012
Net Sales	$3,955	$6,946
Loss before income taxes	$(272)	$(111)

The following table summarizes the combined net sales and earnings before income taxes of CTS and Valpey-Fisher on a pro forma basis as if the acquisition date had occurred at the beginning of the reporting period:

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Proforma)	(Proforma)	(Proforma)	(Proforma)
Net Sales	$154,294	$150,804	$302,379	$305,841
Earnings before income taxes	$4,528	$5,136	$6,812	$11,617

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

NOTE D — Inventories

Inventories consist of the following:

($ in thousands)	July 1, 2012	December 31, 2011
Finished goods	$13,592	$14,697
Work-in-process	17,827	20,602
Raw materials	47,245	57,241

Total inventories	$78,664	$92,540

NOTE E — Debt

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

Long-term debt was comprised of the following:

($ in thousands)	July 1, 2012	December 31, 2011
Revolving credit agreement, weighted-average interest rate of 1.8% (2012), and 1.9% (2011) due in 2017 and 2015, respectively	$97,000	$74,400

There was $97.0 million outstanding under the $200 million revolving credit agreement at July 1, 2012, and $74.4 million outstanding under the $150 million revolving credit agreement at December 31, 2011. The Company had $100.4 million available under the $200 million credit agreement at July 1, 2012, net of standby letters of credit of $2.6 million, and $72.8 million available under the $150 million credit agreement at December 31, 2011, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon London Interbank Offered Rate and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.35 percent per annum at July 1, 2012. The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. CTS was in compliance with all debt covenants at July 1, 2012. The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and make stock repurchases and dividend payments.

CTS uses interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. During the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50 million of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreement will be accrued as interest rates change and recognized as an adjustment to interest expense for the related line of credit. Changes in the variable interest rates to be paid or received will have a corresponding effect on future cash flows.

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. During the second quarter of 2012, an unrealized loss of approximately $832,000 was recorded in Other Comprehensive Income with approximately $79,000 recorded as accrued liabilities section and the remaining $753,000 recorded as a non-current liability in Other Long-term Obligations on the Condensed Consolidated Balance Sheets.

As a result of the use of these derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. CTS’ established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties.

NOTE F — Retirement Plans

Net pension expense/(income) for the three months ended July 1, 2012 and July 3, 2011 for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost	$683	$687	$31	$35
Interest cost	2,987	3,078	143	152
Expected return on plan assets (1)	(5,376)	(5,916)	(111)	(146)
Amortization of prior service cost	151	153	—	—
Amortization of loss	1,517	1,050	74	70
Additional cost due to retirement	282	—	—	—

Expense/(income), net	$244	$(948)	$137	$111

Net pension expense/(income) for the six months ended July 1, 2012 and July 3, 2011 for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost	$1,367	$1,374	$62	$70
Interest cost	5,978	6,156	285	301
Expected return on plan assets (1)	(10,753)	(11,832)	(220)	(289)
Amortization of prior service cost	302	306	—	—
Amortization of loss	3,037	2,100	148	139
Additional cost due to retirement	282	—	—	—

Expense/(income), net	$213	$(1,896)	$275	$221

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net post retirement expense for the three and six months ended July 1, 2012 and July 3, 2011 for our post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$2	$4	$4	$8
Interest cost	64	72	128	144
Amortization of gain	(10)	(1)	(20)	(3)

Postretirement expense	$56	$75	$112	$149

NOTE G —  Segments

CTS reportable segments are grouped by entities that exhibit similar economic characteristics and the segment’s reporting results are regularly reviewed by CTS’ chief operating decision maker to make decisions about resources to be allocated to these segments and to evaluate the segment’s performance. CTS has two reportable segments: 1) Components and Sensors and 2) EMS.

Components and sensors are products which perform specific electronic functions for a given product family and are intended for use in customer assemblies. Components and sensors consist principally of: automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; terminators, including ClearONE™ terminators, used in computer and other high speed applications, switches, resistor networks and potentiometers used to serve multiple markets; and fabricated piezo-electric materials and substrates used primarily in medical, computer and industrial markets.

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	Components and Sensors	EMS	Total
Second Quarter of 2012
Net sales to external customers	$76,823	$77,471	$154,294

Segment operating earnings before corporate and shared services charges	$8,398	$6,086	$14,484

Corporate and shared services charges	(3,034)	(1,906)	(4,940)

Segment operating earnings	$5,364	$4,180	$9,544

Total assets	$361,483	$128,606	$490,089

Second Quarter of 2011
Net sales to external customers	$68,037	$78,882	$146,919

Segment operating earnings before corporate and shared services charges	$8,846	$2,259	$11,105

Corporate and shared services charges	(3,995)	(1,889)	(5,884)

Segment operating earnings	$4,851	$370	$5,221

Total assets	$355,841	$139,582	$495,423

First Six Months of 2012
Net sales to external customers	$153,241	$148,022	$301,263

Segment operating earnings before corporate and shared services charges	$15,742	$6,541	$22,283

Corporate and shared services charges	(7,358)	(3,449)	(10,807)

Segment operating earnings(1)	$8,384	$3,092	$11,476

Total assets	$361,483	$128,606	$490,089

First Six Months of 2011
Net sales to external customers	$140,068	$158,369	$298,437

Segment operating earnings before corporate and shared services charges	$18,651	$4,089	$22,740

Corporate and shared services charges	(8,044)	(3,716)	(11,760)

Segment operating earnings	$10,607	$373	$10,980

Total assets	$355,841	$139,582	$495,423

(1)	EMS segment’s operating earnings of $3,092 includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility.

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated earnings before income taxes is shown in the following table for the three and six-month periods then ended:

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Total segment operating earnings	$9,544	$5,221	$11,476	$10,980
Restructuring charges	(3,831)	(694)	(3,831)	(694)
Interest expense	(626)	(511)	(1,285)	(1,003)
Interest income	467	276	916	472
Other (expense)/income	(1,041)	743	(466)	1,873

Earnings before income taxes	$4,513	$5,035	$6,810	$11,628

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

Scotland EMS Manufacturing Facility Fire

During the second quarter of 2011, a fire occurred at the Company’s Scotland EMS manufacturing facility. The fire damaged approximately $1.6 million of inventory and $0.2 million of machinery and equipment at net book value. Property insurance coverage with a $0.1 million deductible had substantially covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. Business interruption insurance had substantially covered the lost sales impact and related fixed costs in 2011.

During the second quarter of 2012, CTS recorded a recovery of approximately $0.2 million for business interruption in CTS’ Condensed Consolidated Statements of Earnings for the three months ended July 1, 2012. This recovery reflects the final settlement with CTS’ insurance carrier.

In the first half of 2012, CTS recovered approximately $1.0 million from the Company’s insurance carriers and recorded a recovery of approximately $0.9 million for business interruption, after deducting approximately $0.1 million for certain expenses, in CTS’ Condensed Consolidated Statements of Earnings for the six months ended July 1, 2012.

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, CTS’ Thailand EMS manufacturing facility was flooded. Based on preliminary estimates, the flood damaged approximately $0.5 million of inventory and $0.5 million of fixed assets at net book value. The Company also incurred approximately $2.5 million of fixed costs at this facility. Local and global property insurance coverage covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. CTS also has business interruption insurance under these policies that covers the lost sales impact and fixed costs.

During the second quarter of 2012, CTS received cash of approximately $7.5 million from the Company’s insurance carriers. Out of the $7.5 million cash, approximately $7.2 million was for business interruption and the remaining $0.3 million was for the reimbursement of costs related to inventory.

In the first half of 2012, CTS received cash of approximately $14.7 million from the Company’s insurance carriers. Out of the $14.7 million cash, approximately $11.6 million was for business interruption and the remaining $3.1 million was for the reimbursement of costs related to property damage. Part of the cash received was to relieve the insurance receivable balance of $2.4 million recorded at December 31, 2011.

CTS recorded a recovery of approximately $10.2 million for business interruption and $1.8 million for property damage in CTS’ Condensed Consolidated Statements of Earnings for the six months ended July 1, 2012. CTS continues to incur costs related to the flood and process the appropriate claim with the Company’s insurance carrier related to increased expenses and lost sales impact.

NOTE I — Fair Value Measurement

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

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of July 1, 2012 and the loss recorded during the six months ended July 1, 2012 on those assets:

($ in thousands)
Description	Carrying Value at July 1, 2012	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Six Months Ended July 1, 2012
Goodwill	$5,855	$—	$—	$5,855	$—
Intangible assets, other than goodwill	$31,911	$—	$—	$31,911	$—
Long-lived assets	$91,171	$—	$—	$91,171	$1,278

The fair value of these assets were measured and recorded using an income approach. Projected future cash flows related to these assets were used under this approach to determine their fair values.

The following table reconciles the beginning and ending balance of CTS’ goodwill for the period ended July 1, 2012:

($ in thousands)
	C&S	EMS	Total
Balance at January 1, 2012	$—	$500	$500
2012 first half activity — Note C, “Acquisitions”	5,355	—	5,355

Balance at July 1, 2012	$5,355	$500	$5,855

See Note L, “Goodwill and Other Intangible Assets,” for further discussion.

The following table reconciles the beginning and ending balances of CTS’ intangible assets, other than goodwill for the period ended July 1, 2012:

($ in thousands)	Total
Balance at January 1, 2012	$29,886
2012 addition — Note C, “Acquisitions”	3,570
2012 first half amortization expense	(1,545)

Balance at July 1, 2012	$31,911

See Note L, “Goodwill and Other Intangible Assets,” for further discussion.

The following table reconciles the beginning and ending balances of CTS’ long-lived assets for the period ended July 1, 2012:

($ in thousands)	Total
Balance at January 1, 2012	$84,860
Capital expenditures	6,877
Capital expenditures to replace property, plant & equipment damaged in Thailand flood	2,859
Fixed assets acquired in Valpey-Fisher acquisition — Note C	6,231
Depreciation expense	(8,101)
Transfer to asset held for sale	(350)
Impairment charge	(1,239)
Foreign exchange impact and other	34

Balance at July 1, 2012	$91,171

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of July 1, 2012:

($ in thousands)	Carrying Value at July 1, 2012	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Quarter Ended July 1, 2012
Interest rate swap — cash flow hedge	$832	$—	$832	$—	$—

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy. $79,000 of the fair value of these swaps are classified as Accrued liabilities and the remaining $753,000 are classified as Other liabilities on CTS’ Consolidated Balance Sheets.

CTS’ long-term debt consists of a revolving debt agreement. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information and approximates carrying value.

NOTE J — Earnings Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations. Basic earnings per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings per share. The calculations below provide net earnings, weighted average common shares outstanding, and earnings per share for both basic and diluted EPS for the three and six month periods ended July 1, 2012 and July 3, 2011.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Second Quarter 2012
Basic EPS	$3,301	34,022	0.10

Effect of dilutive securities:
Equity-based compensation plans	—	552

Diluted EPS	$3,301	34,574	0.10

Second Quarter 2011
Basic EPS	$4,132	34,375	$0.12

Effect of dilutive securities:
Equity-based compensation plans	—	650

Diluted EPS	$4,132	35,025	$0.12

First Six Months of 2012
Basic EPS	$5,584	34,064	0.16

Effect of dilutive securities:
Equity-based compensation plans	—	583

Diluted EPS	$5,584	34,647	0.16

First Six Months of 2011
Basic EPS	$9,248	34,334	$0.27

Effect of dilutive securities:
Equity-based compensation plans	—	716

Diluted EPS	$9,248	35,050	$0.26

The following table shows the potentially dilutive securities which have been excluded from the three and six-month periods 2012 and 2011 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
(Number of Shares in Thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Stock options where the assumed proceeds exceed the average market price	282	402	282	402

NOTE K — Treasury Stock

Common stock held in treasury totaled 21,296,593 shares with a cost of $306.2 million at July 1, 2012 and 20,724,106 shares with a cost of $300.6 million at December 31, 2011. Approximately 7.5 million shares are available for future issuances.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first half of 2012, 572,487 shares were repurchased at a cost of approximately $5.6 million or $9.86 per share.

NOTE L — Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	July 1, 2012		December 31, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$53,923	$(23,730)	$51,424	$(22,390)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	2,291	(573)	1,220	(368)

Total	66,533	(34,622)	62,963	(33,077)
Goodwill	5,855	—	500	—

Total other intangible assets and goodwill	$72,388	$(34,622)	$63,463	$(33,077)

Of the net intangible assets excluding goodwill at July 1, 2012, $26.5 million relates to the Components and Sensors segment and $5.4 million relates to the EMS segment. Of the goodwill at July 1, 2012, $5.4 million relates to Components and Sensors segment and $0.5 million relates to the EMS segment. The goodwill at December 31, 2011 relates to the EMS segment. CTS recorded amortization expense of $0.7 million and $1.5 million during the three and six-month periods ended July 1, 2012, respectively. CTS recorded amortization expense of $0.7 million and $1.3 million during the three and six-month periods ended July 3, 2011, respectively. The weighted average remaining amortization period for the amortizable intangible assets is 13.2 years. The weighted average remaining amortization period for customer lists/relationships is 13.7 years and for the other intangibles is 4.2 years. CTS estimates remaining amortization expense of $1.6 million in 2012, $3.1 million in 2013, $3.0 million in 2014, $2.9 million in 2015, $2.8 million in 2016 and $18.5 million thereafter.

NOTE M — Restructuring Charges

During June of 2012, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure. These actions will result in the elimination of approximately 260 positions. These actions are expected to be substantially complete by the middle of the fourth quarter of 2012. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through July 1, 2012:

($ in millions) June 2012 Plan	Planned Costs	Actual incurred through July 1, 2012
Workforce reduction	$2.1	$1.8
Asset impairment charge	1.2	1.2
Other charge	0.1	0.1

Restructuring and impairment charges	$3.4	$3.1

Inventory write-down	$0.6	$0.6
Equipment relocation	0.5	0.1
Other charges	0.5	—

Restructuring-related charges	$1.6	$0.7

Total restructuring and restructuring-related charges	5.0	3.8

Of the restructuring and restructuring-related charges incurred, $1.2 million relates to the Components and Sensors segment and $2.6 million relates to the EMS segment. Restructuring and impairment charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings. Restructuring-related charges are reported as a component of Cost of Goods Sold on the Unaudited Consolidated Statements of Earnings.

The following table displays the restructuring reserve activity related to the realignment for the period ended July 1, 2012:

($ in millions) June 2012 Plan
Restructuring liability at April 1, 2012	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	2.0
Cost paid	(0.7)

Restructuring liability at July 1, 2012	$1.3

Included in the restructuring activities discussed above, CTS will consolidate its operations from the United Kingdom (“UK”) EMS manufacturing facility and the Tucson, AZ Components and Sensors facility into other facilities. The EMS operations at the UK EMS facility are currently being transferred to CTS’ EMS facilities located in Londonderry, New Hampshire and Matamoros, Mexico. The Components and Sensors operations at the Tucson, AZ facility are currently being transferred to CTS’ Components and Sensors facility located in Albuquerque, New Mexico.

During April of 2011, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure. These actions resulted in the elimination of approximately 30 positions. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through July 1, 2012:

($ in millions) April 2011 Plan	Planned Costs	Actual incurred through July 1, 2012
Workforce reduction	$0.8	$0.7

Total restructuring and impairment charge	$0.8	$0.7

Of the restructuring charges incurred, $0.5 million relates to the Components and Sensors segment and $0.2 million relates to the EMS segment. Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings. These restructuring actions ended in second quarter 2011.

The following table displays the restructuring reserve activity related to the realignment for the period ended July 1, 2012:

($ in millions) April 2011 Plan
Restructuring liability at January 1, 2011	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	0.7
Cost paid	(0.7)

Restructuring liability at July 1, 2012	$—

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

As discussed in more detail throughout the MD&A:

•

Net sales in the second quarter of 2012 of $154.3 million were reported through two segments, Components and Sensors and Electronic Manufacturing Services (“EMS”). Net sales increased by $7.4 million, or 5.0%, in the second quarter of 2012 from the second quarter of 2011. Net sales in the Components and Sensors segment increased by 12.9% versus the second quarter of 2011, while net sales in the EMS segment decreased by 1.8%.

•

Gross margin as a percent of net sales was 16.8% in the second quarter of 2012 compared to 19.0% in the second quarter of 2011. Approximately 3 percentage points of the decrease in gross margin resulted from approximately $5 million of expenses and losses related primarily to the flood at our Thailand facility. This was partially offset by lower commodity prices and favorable segment mix as the Components and Sensors segment percent of total sales increased to 49.8% of consolidated sales from 46.3% in the same period of 2011.

•

Insurance recovery for business interruption primarily due to the flood at our Thailand facility totaled $7.4 million in the second quarter of 2012. This recovery offsets related expenses and losses that negatively impacted our gross margin.

•

Selling, general and administrative (“SG&A”) expenses were $19.4 million, or 12.6% of net sales, in the second quarter of 2012 versus $18.1 million, or 12.3% of net sales, in the second quarter of 2011.

•	Research and development (“R&D”) expenses were $5.1 million, or 3.3% of net sales, in the second quarter of 2012 compared to $4.6 million, or 3.1% of net sales, in the second quarter of 2011.

•	During the quarter we initiated certain restructuring actions to reorganize certain operations to further improve our cost structure. The cost of these actions was approximately $3.8 million.

•

Pension expense was $0.4 million in the second quarter of 2012 compared to pension income of $0.8 million in the second quarter of 2011. This non-cash increase in pension expense was driven by changes in certain actuarial assumptions related to our defined benefit plans.

•

Interest and other expense was $1.2 million in the second quarter of 2012 compared to income of $0.5 million in the same quarter of 2011. The unfavorable impact of $1.7 million was primarily due to foreign exchange losses as the United States Dollar strengthened compared to the European currencies in which we do business and the Chinese Renminbi.

•

Income tax expense was $1.2 million and the effective tax rate was 26.9% in the second quarter of 2012 versus expense of $0.9 million and effective tax rate of 17.9% in the same quarter of 2011. The increase in tax rate was primarily due to changes in the mix of earnings by jurisdiction and the expiration of certain tax benefits.

•

Net earnings were $3.3 million, or $0.10 per diluted share, in the second quarter of 2012. This compares with $4.1 million, or $0.12 per diluted share, in the second quarter of 2011. The second quarter 2012 diluted earnings per share included a restructuring and related charge of $0.08 per diluted share. The second quarter 2011 diluted earnings per share included a restructuring charge and additional legal costs of $0.02 per diluted share.

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

In the second quarter of 2012, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Second Quarter 2012 and Second Quarter 2011

Segment Discussion

Refer to Note G, “Segments,” for a description of our segments.

The following table highlights the segment results for the quarters ended July 1, 2012 and July 3, 2011:

($ in thousands)	Components and Sensors	EMS	Total
Second Quarter of 2012
Net sales to external customers	$76,823	$77,471	$154,294

Segment operating earnings before corporate and shared services charges	$8,398	$6,086	$14,484

Corporate and shared services charges	(3,034)	(1,906)	(4,940)

Segment operating earnings	$5,364	$4,180	$9,544

% of Net sales	7.0%	5.4%	6.2%

Second Quarter of 2011
Net sales to external customers	$68,037	$78,882	$146,919

Segment operating earnings before corporate and shared services charges	$8,846	$2,259	$11,105

Corporate and shared services charges	(3,995)	(1,889)	(5,884)

Segment operating earnings	$4,851	$370	$5,221

% of Net sales	7.1%	0.5%	3.6%

Net sales in the Components and Sensors segment increased $8.8 million, or 12.9%, from the second quarter of 2011. The increase in net sales was primarily attributable to higher net sales of $7.0 million in the automotive market as our Japanese customers recovered from last year’s earthquake, and higher net sales in electronic components of $1.8 million driven by sales from the acquisition of Valpey-Fisher Corporation (“Valpey-Fisher”) which were partially offset by lower net sales of certain electronic components.

The Components and Sensors segment recorded operating earnings of $5.4 million in the second quarter of 2012 versus $4.9 million in the second quarter of 2011. The favorable earnings change resulted primarily from higher net sales volume and lower commodity prices partially offset by unfavorable product mix and a shift from pension income to pension expense of approximately $1.2 million.

Net sales in the EMS segment decreased $1.4 million, or 1.8%, in the second quarter of 2012 from the second quarter of 2011. The decrease in net sales was primarily due to the impact of the October 2011 flood at our Thailand EMS manufacturing facility. The lower net sales by market were $4.2 million in the defense and aerospace market, $4.0 million in the communications market and $3.1 million in the computer market partially offset by higher net sales of $6.9 million in the industrial market and $3.0 million in the medical market.

EMS segment operating earnings were $4.2 million in the second quarter of 2012 versus $0.4 million in the second quarter of 2011. The favorable earnings change was primarily due to the timing of insurance recoveries related to the flood at our Thailand facility. In the quarter we had approximately $5 million of expenses and losses primarily related to the flood at our Thailand facility while we recorded $7.4 million of insurance recoveries related to business interruption.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended July 1, 2012 and July 3, 2011:

	Quarter ended
($ in thousands, except net earnings per share)	July 1, 2012	July 3, 2011	Increase (Decrease)
Net sales	$154,294	$146,919	$7,375
Restructuring-related costs	$692	$—	$692
% of net sales	0.4%	—%	0.4%
Gross margin	$25,938	$27,868	$(1,930)
% of net sales	16.8%	19.0%	(2.2)%
Insurance recovery for business interruption .	$(7,423)	$—	$(7,423)
Operating expenses:
Selling, general and administrative expenses	$19,378	$18,057	$1,321
% of net sales	12.6%	12.3%	0.3%
Research and development expenses	$5,131	$4,590	$541
% of net sales	3.3%	3.1%	0.2%
Restructuring and impairment charge	$3,139	$694	$2,445
% of net sales	2.0%	0.5%	1.5%
Operating earnings	$5,713	$4,527	$1,186
% of net sales	3.7%	3.1%	0.6%
Interest and other (expense)/ income	$(1,200)	$508	$(1,708)
% of net sales	(0.8)%	0.3%	(1.1)%
Income tax expense	$1,212	$903	$309
Net earnings	$3,301	$4,132	$(831)
% of net sales	2.1%	2.8%	(0.7)%
Net earnings per diluted share	$0.10	$0.12	$(0.02)

Net sales of $154.3 million in the second quarter of 2012 increased $7.4 million, or 5.0%, from the second quarter of 2011 attributable to higher Components and Sensors segment net sales of $8.8 million, offset by lower EMS segment net sales of $1.4 million.

Gross margin as a percent of net sales was 16.8% in the second quarter of 2012 compared to 19.0% in the second quarter of 2011. Approximately 3 percentage points of the decrease in gross margin resulted from approximately $5 million of expenses and losses related primarily to the flood at our Thailand facility. This was partially offset by lower commodity prices and favorable segment mix as the Components and Sensors segment percent of total sales increased to 49.8% of consolidated sales from 46.3% in the same period of 2011.

Insurance recovery for business interruption primarily due to the flood at our Thailand facility totaled $7.4 million in the second quarter of 2012. This recovery offsets related expenses and losses that have negatively impacted our gross margin. We continue to work with our insurance carrier to process our claim for expenses and losses in the next two to three quarters. The timing of insurance recoveries generally lag the actual incurrence of expenses or margin losses by several months.

SG&A expenses were $19.4 million, or 12.6% of net sales, in the second quarter of 2012 versus $18.1 million, or 12.3% of net sales, in the second quarter of 2011. SG&A expenses as a percentage of net sales increased primarily due to the Valpey-Fisher acquisition and a shift from pension income to pension expense.

R&D expenses were $5.1 million, or 3.3% of net sales, in the second quarter of 2012 compared to $4.6 million, or 3.1% of net sales, in the second quarter of 2011. The increase was primarily driven by spending to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $5.7 million in the second quarter of 2012, including a restructuring and related charge of $3.8 million, compared to $4.5 million in the second quarter of 2011 which included a restructuring charge of $0.7 million.

Interest and other expense was $1.2 million in the second quarter of 2012 versus income of $0.5 million in the same quarter of 2011. The unfavorable impact of $1.7 million was primarily due to foreign exchange losses as the United States Dollar strengthened compared to the European currencies in which we do business and the Chinese Renminbi.

The effective tax rate in the second quarter of 2012 was 26.9% compared to 17.9% in the second quarter of 2011. The increase in tax rate was primarily due to changes in the mix of earnings by jurisdiction and the expiration of certain tax benefits.

Net earnings were $3.3 million, or $0.10 per diluted share, in the second quarter of 2012 compared with net earnings of $4.1 million, or $0.12 per diluted share, in the second quarter of 2011.

Comparison of First Six Months 2012 and First Six Months 2011

Segment Discussion

The following table highlights the segment results for the six-month periods ended July 1, 2012 and July 3, 2011:

($ in thousands)	Components and Sensors	EMS	Total
First Six Months of 2012
Net sales to external customers	$153,241	$148,022	$301,263

Segment operating earnings before corporate and shared services charges	$15,742	$6,541	$22,283

Corporate and shared services charges	(7,358)	(3,449)	(10,807)

Segment operating earnings(1)	$8,384	$3,092	$11,476

% of Net sales	5.5%	2.1%	3.8%

First Six Months of 2011
Net sales to external customers	$140,068	$158,369	$298,437

Segment operating earnings before corporate and shared services charges	$18,651	$4,089	$22,740

Corporate and shared services charges	(8,044)	(3,716)	(11,760)

Segment operating earnings	$10,607	$373	$10,980

% of Net sales	7.6%	0.2%	3.7%
(1)	EMS segment’s operating earnings of $3,092 includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility.

Net sales in the Components and Sensors segment increased $13.2 million, or 9.4% from the first six months of 2011, primarily attributable to higher net sales of $8.8 million in the automotive market primarily as our Japanese customers recovered from last year’s earthquake, and higher net sales in electronic components of $4.4 million driven by incremental sales from the acquisition of Valpey-Fisher which were partially offset by lower sales of certain electronic components.

The Components and Sensors segment operating earnings were $8.4 million in the first six months of 2012 versus $10.6 million in the first six months of 2011. The unfavorable earnings change resulted primarily from a shift from pension income to pension expense of approximately $2.2 million, unfavorable product mix and higher research and development costs partially offset by higher sales volume.

Net sales in the EMS segment decreased $10.3 million, or 6.5%, in the first six months of 2012 from the first six months of 2011. The decrease in net sales was primarily due to the impact of a October 2011 flood at our Thailand EMS manufacturing facility. The lower net sales by market were $15.2 million in the communications market, $8.5 million in the computer market and $4.3 million in the defense and aerospace market, partially offset by higher net sales of $14.9 million in the industrial market and $2.8 million in the medical market.

EMS segment operating earnings were $3.1 million in the first six months of 2012 versus operating losses of $0.4 million in the first six months of 2011. The favorable earnings change was primarily due to the timing of insurance recoveries related to the flood at our Thailand facility. During the first six months of 2012 we had approximately $11.3 million of expenses and losses related to the flood at our Thailand facility and the fire at our Scotland facility while we recorded $12.8 million of insurance recoveries.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six-month periods ended July 1, 2012 and July 3, 2011:

	Six months ended
($ in thousands, except net earnings per share)	July 1, 2012	July 3, 2011	Increase (Decrease)
Net sales	$301,263	$298,437	$2,826
Restructuring-related costs	$692	$—	$692
% of net sales	0.2%	—%	0.2%
Gross margin	$47,987	$57,028	$(9,041)
% of net sales	15.9%	19.1%	(3.2)%
Insurance recovery for business interruption	$(11,050)	$—	(11,050)
Operating expenses:
Selling, general and administrative expenses	$38,782	$36,429	$2,353
% of net sales	12.9%	12.2%	0.7%
Research and development expenses	$11,240	$9,619	$1,621
% of net sales	3.7%	3.2%	0.5%
Insurance recovery for property damage	$(1,769)	$—	$(1,769)
Restructuring and impairment charge	$3,139	$694	$2,445
% of net sales	1.0%	0.2%	0.8%
Operating earnings	$7,645	$10,286	$(2,641)
% of net sales	2.5%	3.4%	(0.9)%
Interest and other (expense)/income	$(835)	$1,342	$(2,177)
% of net sales	(0.3)%	0.4%	(0.7)%
Income tax expense	$1,226	$2,380	$(1,154)
Net earnings	$5,584	$9,248	$(3,664)
% of net sales	1.9%	3.1%	(1.2)%
Net earnings per diluted share	$0.16	$0.26	$(0.10)

Net sales of $301.3 million in the first six months of 2012 increased $2.8 million, or 0.9%, from the first six months of 2011 attributable to higher Components and Sensors segment net sales of $13.2 million, mostly offset by lower EMS segment net sales of $10.3 million.

Gross margin as a percent of net sales was 15.9% in the first six months of 2012 compared to 19.1% in the first six months of 2011. The decrease in gross margin primarily resulted from approximately $11.3 million of expenses and losses related to the flood at our Thailand facility and the fire at our Scotland facility and a shift from pension income to pension expense partially offset by lower commodity prices and favorable segment mix as the Components and Sensors segment percent of total sales increased to 50.9% of consolidated sales from 46.9% in the same period of 2011.

SG&A expenses were $38.8 million, or 12.9% of net sales, in the first six months of 2012 versus $36.4 million, or 12.2% of net sales, in the first six months of 2011. SG&A expenses as a percentage of net sales increased primarily due to the Valpey-Fisher acquisition and a shift from pension income to pension expense.

R&D expenses were $11.2 million, or 3.7% of net sales, in the first six months of 2012 versus $9.6 million, or 3.2% of net sales, in the first six months of 2011. The increase was primarily driven by spending to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $7.6 million in the first six months of 2012, including a restructuring and related charge of $3.8 million, compared to $10.3 million in the first six months of 2011 which included a restructuring charge of $0.7 million.

Interest and other expense in the first six months of 2012 was $0.8 million versus income of $1.3 million in the same period of 2011 due to foreign exchange losses primarily due to foreign exchange losses as the United States Dollar strengthened compared to the European currencies in which we do business and the Chinese Renminbi.

The effective tax rate for the first six months of 2012 was 18.0% compared to 20.5% in the first six months of 2011. The overall tax rate decreased as the increase in rate due to changes in the mix of earnings by jurisdiction was offset by the $0.7 million discrete tax benefit recorded during first quarter of 2012.

Net earnings were $5.6 million, or $0.16 per diluted share, in the first six months of 2012 compared with $9.2 million, or $0.26 per share, in the first six months of 2011.

Scotland EMS Manufacturing Facility Fire

During the second quarter of 2011, a fire occurred at our Scotland EMS manufacturing facility. The fire damaged approximately $1.6 million of inventory and $0.2 million of machinery and equipment at net book value. Property insurance coverage with a $0.1 million deductible has substantially covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. Business interruption insurance had substantially covered the lost sales impact and related fixed costs in 2011.

During the second quarter of 2012 we recorded a recovery of approximately $0.2 million for business interruption in our Condensed Consolidated Statements of Earnings for the three months ended July 1, 2012. This recovery reflects the final settlement with our insurance carrier.

In the first six months of 2012, we recovered approximately $1.0 million from our insurance carrier and recorded a recovery of approximately $0.9 million for business interruption, after deducting approximately $0.1 million for certain expenses, in our Condensed Consolidated Statements of Earnings for the six months ended July 1, 2012.

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, our Thailand EMS manufacturing facility was flooded. Based on preliminary estimates, the flood damaged approximately $0.5 million of inventory and $0.5 million of fixed assets at net book value. We also incurred approximately $2.5 million of fixed costs at this facility. Local and global property insurance coverage covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. We also have business interruption insurance under these policies that cover the lost sales impact and fixed costs.

During the second quarter of 2012, we received cash of approximately $7.5 million from our insurance carrier. Out of the $7.5 million cash, approximately $7.2 million was for business interruption and the remaining $0.3 million was for the reimbursement of costs related to inventory.

In the first six months of 2012, we received cash of approximately $14.7 million from our insurance carrier. Out of the $14.7 million cash, approximately $11.6 million was for business interruption and the remaining $3.1 million was for the reimbursement of costs related to property damage. Part of the cash received was to relieve the insurance receivable balance of $2.4 million recorded at December 31, 2011.

We recorded a recovery of approximately $10.2 million for business interruption and $1.8 million for property damage in our Condensed Consolidated Statements of Earnings for the six months ended July 1, 2012. We continue to incur costs related to the flood and process the appropriate claims with our insurance carrier related to increased expenses and the lost sales impact.

Acquisition

In January 2012, we acquired 100% of the common stock of Valpey-Fisher, a publicly held company located in Hopkinton, Massachusetts, for approximately $14.7 million, net of cash acquired. Valpey-Fisher is a recognized technology leader in the design and manufacture of precision frequency crystal oscillators. This acquisition will expand our technology, and bring strong engineering capabilities and management leadership to support strategic initiatives in our Components and Sensors’ segment.

2012 Outlook

As a result of weaker global economic conditions and lower defense and aerospace spending, primarily affecting EMS sales, management is lowering full-year sales guidance to a range of 4% to 7% increase over 2011. However, as a result of expected savings in the balance of the year due to second quarter restructuring actions management is maintaining full-year 2012 adjusted earnings per share guidance of $0.75 to $0.80.

The following table provides a reconciliation of full-year 2012 diluted earnings per share to full-year 2012 adjusted earnings per share:

Full-year 2012
Diluted earnings per share	$0.65 - $0.70
Restructuring and restructuring-related charges	0.10

Adjusted earnings per share	$0.75 - $0.80

Adjusted earnings per share is a term not recognized by Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The most directly comparable U.S. GAAP financial measure is diluted earnings per share. We calculate adjusted earnings per share to exclude restructuring and restructuring-related charge.

We use the adjusted earnings per share measure to evaluate overall performance, establish plans and perform strategic analyses. We believe using adjusted earnings per share avoids distortion in the evaluation of operating results by eliminating the impact of events that are not related to operating performance. These measures are based on the exclusion of specific items, and, as such, they may not be comparable to measures used by other companies that have similar titles. Our management compensates for this limitation when performing peer company comparisons by evaluating both GAAP and non-GAAP financial measures reported by peer companies. We believe that adjusted earnings per share is useful to our management, investors and stakeholders in that it:

•	provides a better measure of our operating performance;

•	reflects the results used by management in making decisions about the business; and

•	helps to review and project our performance over time.

We recommend that investors and stakeholders consider both diluted earnings per share and adjusted earnings per share, which are both GAAP and non-GAAP measures in evaluating our performance with peer companies.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $83.0 million at July 1, 2012 and $76.4 million at December 31, 2011. Total debt on July 1, 2012 was $97.0 million compared to $74.4 million at December 31, 2011, as we increased debt for the Valpey-Fisher acquisition and to meet usual working capital requirements. Total debt as a percentage of total capitalization was 26.8% at the end of the second quarter of 2012, compared with 22.0% at December 31, 2011. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $7.9 million in the second quarter of 2012 versus year-end 2011, primarily due to a decrease in accounts payable of $14.0 million and an increase in cash and cash equivalents of $6.6 million partially offset by a decrease in inventory of $13.9 million.

Cash Flow

Operating Activities

Net cash provided by operating activities was $12.0 million during the first six months of 2012. Components of net cash provided by operating activities included net earnings of $5.6 million, depreciation and amortization expense of $9.6 million, restructuring and asset impairment charges of $3.1 million and add-backs of other non-cash items such as equity-based compensation, amortization of retirement benefit and net insurance recovery totaling $6.1 million which were partially offset by net changes in assets and liabilities of $7.9 million and an increase in prepaid pension asset of $3.4 million. The changes in assets and liabilities were primarily due to decreased accounts payable and accrued liabilities of $24.0 million partially offset by decreased inventories of $15.3 million.

Net cash provided by operating activities was $8.8 million during the first six months of 2011. Components of net cash provided by operating activities included net earnings of $9.2 million, non-cash adjustments of depreciation and amortization expense of $8.8 million, amortization of retirement benefits of $2.5 million and equity-based compensation expense of $2.4 million which were partially offset by net changes in assets and liabilities of $10.5 million and prepaid pension assets of $4.3 million. The net changes in assets and liabilities were primarily due to increased inventories of $10.6 million, decreased accounts payable and accrued liabilities of $7.2 million, and increased other current assets of $1.4 million, which were partially offset by decreased accounts receivable of $10.2 million.

Investing Activities

Net cash used in investing activities for the first six months of 2012 was $21.8 million for the Valpey-Fisher acquisition of $14.7 million, net of cash acquired, capital expenditures of $6.9 million, and capital expenditures to replace property damaged by casualty of $2.9 million partially offset by insurance proceeds for property damage due to casualty of $2.3 million.

Net cash used in investing activities for the first six months of 2011 was $9.5 million, of which $6.5 million was for capital expenditures and $2.9 million was for the acquisition of certain assets of Fordahl SA.

Financing Activities

Net cash provided by financing activities for the six months of 2012 was $16.2 million, consisting primarily of a net increase in long-term debt of $22.6 million, offset by $5.6 million in Treasury stock purchases and $2.4 million in dividend payments. The additional debt was primarily used to meet usual working capital requirements and to fund the Valpey-Fisher acquisition.

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

On January 10, 2012, we amended our November 18, 2010 unsecured revolving credit agreement. This amendment provided for an increase in our revolving credit facility to $200 million and increased the accordion feature, whereby we can expand the facility to $300 million, subject to participating banks’ approval. Additionally, among other covenants, the amendment reduced the applicable margin by 25 basis points, increased the total consideration we may pay for non-U.S. based acquisitions, and extended the term of the credit agreement through January 10, 2017.

Long-term debt was comprised of the following:

($ in thousands)	July 1, 2012	December 31, 2011
Revolving credit agreement, weighted-average interest rate of 1.8% (2012), and 1.9% (2011) due in 2017 and 2015, respectively	$97,000	$74,400

There was $97.0 million outstanding under the $200 million revolving credit agreement at July 1, 2012, and $74.4 million outstanding under the $150 million revolving credit agreement at December 31, 2011. We had $100.4 million available under the $200 million credit agreement at July 1, 2012, net of standby letters of credit of $2.6 million, and $72.8 million available under the $150 million credit agreement at December 31, 2011, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon London Interbank Offered Rate and our quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.35 percent per annum at July 1, 2012. The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. We were in compliance with all debt covenants at July 1, 2012. The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We use interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. During the second quarter of 2012, we entered into four separate interest rate swap agreements to fix interest rates on $50 million of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreement will be accrued as interest rates change and recognized as an adjustment to interest expense for the related line of credit. Changes in the variable interest rates to be paid or received will have a corresponding effect on future cash flows.

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. During the second quarter of 2012, an unrealized loss of approximately $832,000 was recorded in Other Comprehensive Income with approximately $79,000 recorded as accrued liabilities section and the remaining $753,000 recorded as a non-current liability in Other Long-term Obligations on the Condensed Consolidated Balance Sheets.

As a result of the use of these derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. Our established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties.

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of CTS common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first six months of 2012, 572,487 shares were repurchased at a cost of approximately $5.6 million or $9.86 per share. There were 1,666 shares remaining as of July 1, 2012 which were settled in July 2012.

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

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2012, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired business, as described further below.

Since the date of acquisition of Valpey-Fisher Corporation, our management has not completed an evaluation of the business’s internal controls over financial reporting for the acquired entity, whose results are included in the financial statements and notes filed in this Form 10-Q.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the acquisition described above, there were no changes in our internal control over financial reporting for the quarter ended July 1, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no significant changes to our risk factors since December 31, 2011.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending July 1, 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				302,077
April 2, 2012 – April 29, 2012	43,055	$10.35	43,055	259,022
April 30, 2012 – May 27, 2012	109,552	$9.88	109,552	149,470
May 28, 2012 – July 1, 2012	147,804	$9.34	147,804	1,666

Total	300,411		300,411

Item 3.	Default Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ John R. Dudek	/s/ Thomas K Kroll
John R. Dudek Vice President, General Counsel and Secretary	Thomas K. Kroll Vice President and Chief Financial Officer

Dated: July 24, 2012	Dated: July 24, 2012