Form 10-Q
period 2012-09-30
CTS CORP
filed 2012-10-24
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 19, 2012: 33,781,837.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$137,357	$146,070	$438,620	$444,507
Costs and expenses:
Cost of goods sold	110,763	118,610	364,039	360,496
Insurance recovery for business interruption - casualties	(4,192)	(1,113)	(15,242)	(1,892)
Selling, general and administrative expenses	19,387	18,343	58,169	55,074
Research and development expenses	4,350	5,163	15,590	14,782
Insurance recovery for property damage - casualties	—	(2,687)	(1,769)	(2,687)
Restructuring and impairment charge - Note M	245	—	3,384	694

Operating earnings	6,804	7,754	14,449	18,040
Other (expense)/income:
Interest expense	(584)	(549)	(1,869)	(1,552)
Interest income	425	359	1,341	831
Other	763	(65)	297	1,808

Total other (expense)/income	604	(255)	(231)	1,087

Earnings before income taxes	7,408	7,499	14,218	19,127
Income tax expense	1,491	1,636	2,717	4,016

Net earnings	$5,917	$5,863	$11,501	$15,111

Net earnings per share - Note J
Basic	$0.17	$0.17	$0.34	$0.44

Diluted	$0.17	$0.17	$0.33	$0.43

Cash dividends declared per share	$0.035	$0.03	$0.105	$0.09

Average common shares outstanding:
Basic	33,923	34,375	34,017	34,347
Diluted	34,471	34,994	34,588	35,026

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net earnings	$5,917	$5,863	$11,501	$15,111
Other comprehensive earnings/(loss):
Cumulative translation adjustment (net of tax)	1,371	(801)	1,616	194
Amortization of retirement benefit adjustments (net of tax)	950	1,291	3,219	2,777
Unrealized loss on cash flow hedges (net of tax)	(436)	—	(943)	—

Comprehensive earnings	$7,802	$6,353	$15,393	$18,082

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share amounts)

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$88,620	$76,412
Accounts receivable, less allowances (2012 - $744; 2011 - $1,100)	81,014	88,345
Inventories - Note D	75,007	92,540
Other current assets	24,512	26,089

Total current assets	269,153	283,386
Property, plant and equipment, less accumulated depreciation (2012 - $243,727; 2011 - $241,585)	89,721	84,860
Other Assets
Prepaid pension asset	9,482	4,359
Goodwill – Note L	6,759	500
Other intangible assets, net – Note L	30,346	29,886
Deferred income taxes	74,642	76,200
Other	1,273	1,624

Total other assets	122,502	112,569

Total Assets	$481,376	$480,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,207	$80,468
Accrued liabilities	36,866	43,769

Total current liabilities	96,073	124,237
Long-term debt - Note E	94,500	74,400
Other long-term obligations	18,450	18,881
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 55,263,082 shares issued at September 30, 2012 and 54,790,110 shares issued at December 31, 2011	291,512	287,661
Additional contributed capital	39,090	39,161
Retained earnings	360,139	352,205
Accumulated other comprehensive loss	(111,254)	(115,146)

	579,487	563,881
Cost of common stock held in treasury (2012 – 21,389,445 and 2011 – 20,724,106 shares)	(307,134)	(300,584)

Total shareholders’ equity	272,353	263,297

Total Liabilities and Shareholders’ Equity	$481,376	$480,815

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands of dollars)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net earnings	$11,501	$15,111
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,583	13,176
Prepaid pension asset	(5,122)	(6,486)
Equity-based compensation – Note B	3,181	3,363
Restructuring and impairment charges – Note M	3,384	694
Amortization of retirement benefit adjustments – Note F	5,193	4,431
Insurance recovery for business interruption and property damage - casualties	(17,011)	(4,579)
Insurance proceeds for business interruption and property damage other than property, plant and equipment - casualties	17,703	3,745
Other	(965)	(1,955)
Changes in assets and liabilities, net of acquisition
Accounts receivable	10,020	6,619
Inventories	19,483	(14,184)
Other current assets	1,205	(1,750)
Accounts payable and accrued liabilities	(38,169)	(4,809)

Total adjustments	13,485	(1,735)

Net cash provided by operating activities	24,986	13,376

Cash flows from investing activities:
Capital expenditures	(9,779)	(10,216)
Capital expenditures to replace property, plant and equipment damaged in casualties	(2,859)	(2,930)
Insurance proceeds for property, plant and equipment damaged in casualties	2,250	3,057
Proceeds from sale of fixed assets and assets held for sale	499	—
Payment for acquisition, net of cash acquired	(14,689)	(2,930)

Net cash used in investing activities	(24,578)	(13,019)

Cash flows from financing activities:
Payments of long-term debt – Note E	(3,979,650)	(3,056,200)
Proceeds from borrowings of long-term debt – Note E	3,999,750	3,075,900
Payments of short-term notes payable	(2,166)	(4,464)
Proceeds from borrowings of short-term notes payable	2,166	4,464
Purchase of treasury stock	(6,550)	(1,337)
Dividends paid	(3,574)	(3,089)
Exercise of stock options	1,672	472
Other	167	206

Net cash provided by financing activities	11,815	15,952

Effect of exchange rate on cash and cash equivalents	(15)	(452)

Net increase in cash and cash equivalents	12,208	15,857

Cash and cash equivalents at beginning of year	76,412	73,315

Cash and cash equivalents at end of period	$88,620	$89,172

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,581	$1,314
Income taxes—net	$4,468	$3,038

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

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

NOTE B – Equity-Based Compensation

At September 30, 2012, CTS had five equity-based compensation plans: the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”). All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

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

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2012 and October 2, 2011, respectively, relating to these plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Restricted stock units	1,010	1,002	3,181	3,363

The following table summarizes the status of these plans as of September 30, 2012:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding		217,700	186,800	36,000
Restricted stock units outstanding	533,568	101,223
Options exercisable		217,700	186,800	36,000
Awards available for grant	2,158,202	262,466

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

A summary of the status of stock options as of September 30, 2012 and October 2, 2011, and changes during the nine-month periods then ended, is presented below:

	September 30, 2012		October 2, 2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	728,050	$10.24	1,093,063	$12.61
Exercised	(195,300)	$8.50	(59,263)	$7.91
Expired	(24,100)	$11.59	(296,750)	$19.27
Forfeited	(68,150)	$10.87	—	$—

Outstanding at end of period	440,500	$10.86	737,050	$10.30

Exercisable at end of period	440,500	$10.86	737,050	$10.30

The total intrinsic value of share options exercised during the nine-month periods ended September 30, 2012 and October 2, 2011, were $320,000 and $209,000, respectively.

The weighted average remaining contractual life of options outstanding and options exercisable at September 30, 2012 and October 2, 2011 were 1.6 years and 2.1 years, respectively. The aggregate intrinsic values of options outstanding and options exercisable at September 30, 2012 and October 2, 2011 were approximately $167,000 and $79,000, respectively.

There were no unvested stock options at September 30, 2012.

The following table summarizes information about stock options outstanding at September 30, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding And Exercisable at 9/30/12	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 7.70 – 11.11	347,700	1.38	$10.03
$ 13.68 – 16.24	92,800	3.04	$13.95

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, nonemployee directors and key employees as compensation. Generally, the RSUs vest over a three-year period. A summary of the status of RSUs as of September 30, 2012 and October 2, 2011, and changes during the nine-month periods then ended is presented below:

	September 30, 2012		October 2, 2011
	RSUs	Weighted- average Grant-Date Fair Value	RSUs	Weighted- average Grant-Date Fair Value
Outstanding at beginning of year	701,449	$9.35	807,601	$8.39
Granted	236,750	$10.38	241,100	$11.70
Converted	(273,800)	$8.68	(299,304)	$8.54
Forfeited	(29,608)	$9.18	(44,324)	$9.07

Outstanding at end of period	634,791	$10.04	705,073	$9.42

Weighted-average remaining contractual life	8.3 years		6.4 years

CTS recorded compensation expense of approximately $553,000 and $1,802,000 related to service-based restricted stock units during the three and nine month periods ended September 30, 2012, respectively. CTS recorded compensation expense of approximately $574,000 and $1,986,000 related to service-based restricted stock units during the three and nine month periods ended October 2, 2011, respectively.

As of September 30, 2012, there was $2.0 million of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

CTS recorded compensation expense of approximately $229,000 and $688,000 related to performance-based restricted stock units during the three and nine month periods ended September 30, 2012, respectively. CTS recorded compensation expense of approximately $157,000 and $500,000 related to performance-based restricted stock units during the three and nine month periods ended October 2, 2011, respectively. As of September 30, 2012 there was approximately $807,000 of unrecognized compensation cost related to performance-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Market-Based Restricted Stock Units

On July 2, 2007, CTS granted a market-based restricted stock unit award for an executive officer. An aggregate of 25,000 units may be earned in performance years ending in the following three consecutive years on the anniversary of the award date. Vesting may occur in the range from zero percent to 150% of the target award on the end date of each performance period and is tied exclusively to CTS total stockholder return relative to 32 enumerated peer group companies’ total stockholder return rates. The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return over a three-year period. During the year ended December 31, 2010, 12,500 units were earned and awarded to the executive officer. There were no units awarded in 2011. On July 2, 2012, 8,334 units were earned and awarded to the executive officer.

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

CTS recorded compensation expense of approximately $228,000 and $691,000 related to market-based restricted stock units during the three and nine month periods ended September 30, 2012, respectively. CTS recorded compensation expense of approximately $271,000 and $877,000 related to market-based restricted stock units during the three and nine month periods ended October 2, 2011, respectively. As of September 30, 2012, there was approximately $555,000 of unrecognized compensation cost related to market-based RSUs. That cost is expected to be recognized over a weighted-average period of 0.8 year.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Estimated Fair Values
($ in thousands)	At January 23, 2012
Current assets	$9,077
Property, plant and equipment	6,231
Goodwill	6,259
Amortizable intangible assets	2,420
In-process research and development	400
Other assets	231

Fair value of assets acquired, including $3,578 cash acquired	24,618
Less fair value of liabilities acquired	(6,351)

Net assets acquired	18,267
Cash acquired	3,578

Net cash paid	$14,689

Included in current assets is the fair value of accounts receivable of $2,479. Goodwill recorded in connection with the above acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business. None of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the net sales and earnings before income taxes of Valpey-Fisher that is included in CTS’ Condensed Consolidated Statements of Earnings since the acquisition date, January 23, 2012, which is included in the consolidated statement of earnings for the three and nine months ended September 30, 2012:

	Three Months Ended	Nine Months Ended
($ in thousands)	September 30, 2012	September 30, 2012
Net Sales	$3,759	$10,705

Earnings before income taxes	$429	$318

The following table summarizes the combined net sales and earnings before income taxes of CTS and Valpey-Fisher on a pro forma basis as if the acquisition date had occurred at the beginning of the reporting period:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2012 (Proforma)	October 2, 2011 (Proforma)	September 30, 2012 (Proforma)	October 2, 2011 (Proforma)
Net Sales	$137,357	$150,137	$439,736	$455,979

Earnings before income taxes	$7,419	$7,675	$14,223	$19,456

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

NOTE D – Inventories

Inventories consist of the following:

($ in thousands)	September 30, 2012	December 31, 2011
Finished goods	$11,718	$14,697
Work-in-process	16,295	20,602
Raw materials	46,994	57,241

Total inventories	$75,007	$92,540

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

Long-term debt was comprised of the following:

($ in thousands)	September 30, 2012	December 31, 2011
Revolving credit agreement, weighted-average interest rate of 1.8% (2012), and 1.9% (2011) due in 2017 and 2015, respectively	$94,500	$74,400

There was $94.5 million outstanding under the $200 million revolving credit agreement at September 30, 2012, and $74.4 million outstanding under the $150 million revolving credit agreement at December 31, 2011. The Company had $102.9 million available under the $200 million credit agreement at September 30, 2012, net of standby letters of credit of $2.6 million, and $72.8 million available under the $150 million credit agreement at December 31, 2011, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon London Interbank Offered Rate and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.30 percent per annum at September 30, 2012. The revolving credit agreement requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. CTS was in compliance with all debt covenants at September 30, 2012. The revolving credit agreement requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and make stock repurchases and dividend payments.

CTS uses interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. During the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50 million of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $25 million of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreement will be recognized as an adjustment to interest expense for the related line of credit when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. An unrealized loss of approximately $715,000 and $1,547,000 were recorded in Other Comprehensive Income for the three and nine months ended September 30, 2012, respectively. Accordingly, approximately $198,000 was recorded as accrued liabilities and $1,349,000 recorded as a non-current liability in Other Long-term Obligations on the Condensed Consolidated Balance Sheets.

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

NOTE F – Retirement Plans

Net pension expense/(income) for the three months ended September 30, 2012 and October 2, 2011 for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost	$683	$687	$31	$35
Interest cost	2,979	3,045	143	151
Expected return on plan assets (1)	(5,376)	(5,916)	(111)	(146)
Amortization of prior service cost	151	153	—	—
Amortization of loss	1,513	1,032	74	70
Additional cost due to retirement	—	637	—	—

(Income)/expense, net	$(50)	$(362)	$137	$110

Net pension expense/(income) for the nine months ended September 30, 2012 and October 2, 2011 for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost	$2,050	$2,061	$93	$106
Interest cost	8,957	9,201	428	452
Expected return on plan assets (1)	(16,129)	(17,748)	(331)	(436)
Amortization of prior service cost	453	459	—	—
Amortization of loss	4,549	3,132	222	207
Additional cost due to retirement	282	637	—	—

Expense/(income), net	$162	$(2,258)	$412	$329

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net post retirement expense for the three and nine months ended September 30, 2012 and October 2, 2011 for our post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$2	$4	$6	$12
Interest cost	64	72	192	216
Amortization of gain	(10)	(1)	(30)	(4)

Postretirement expense	$56	$75	$168	$224

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	Components and Sensors	EMS	Total
Third Quarter of 2012
Net sales to external customers	$75,565	$61,792	$137,357

Segment operating earnings before corporate and shared services charges	$9,492	$4,202	$13,694

Corporate and shared services charges	(4,185)	(1,827)	(6,012)

Segment operating earnings	$5,307	$2,375	$7,682

Total assets	$369,614	$111,762	$481,376

Third Quarter of 2011
Net sales to external customers	$69,089	$76,981	$146,070

Segment operating earnings before corporate and shared services charges	$7,738	$5,870	$13,608

Corporate and shared services charges	(3,557)	(2,297)	(5,854)

Segment operating earnings(1)	$4,181	$3,573	$7,754

Total assets	$367,387	$149,088	$516,475

First Nine Months of 2012
Net sales to external customers	$228,806	$209,814	$438,620

Segment operating earnings before corporate and shared services charges	$25,233	$10,744	$35,977

Corporate and shared services charges	(11,543)	(5,276)	(16,819)

Segment operating earnings(2)	$13,690	$5,468	$19,158

Total assets	$369,614	$111,762	$481,376

First Nine Months of 2011
Net sales to external customers	$209,158	$235,349	$444,507

Segment operating earnings before corporate and shared services charges	$26,388	$9,960	$36,348

Corporate and shared services charges	(11,601)	(6,013)	(17,614)

Segment operating earnings(3)	$14,787	$3,947	$18,734

Total assets	$367,387	$149,088	$516,475

(1)	EMS segment’s operating earnings of $3,573 includes $2,687 of insurance recovery for property damage related to the fire at CTS Scotland’s manufacturing facility.
(2)	EMS segment’s operating earnings of $5,468 includes $1,769 of insurance recover for property damage related to the flood at CTS Thailand’s manufacturing facility.
(3)	EMS segment’s operating earnings of $3,947 includes $2,687 of insurance recovery for property damage related to the fire at CTS Scotland’s manufacturing facility.

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated earnings before income taxes is shown in the following table for the three and nine-month periods then ended:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Total segment operating earnings	$7,682	$7,754	$19,158	$18,734
Restructuring and restructuring-related charges	(878)	—	(4,709)	(694)
Interest expense	(584)	(549)	(1,869)	(1,552)
Interest income	425	359	1,341	831
Other income/(expense)	763	(65)	297	1,808

Earnings before income taxes	$7,408	$7,499	$14,218	$19,127

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

In the first nine months of 2012, CTS recovered approximately $1.0 million from the Company’s insurance carriers and recorded a recovery of approximately $0.9 million for business interruption, after deducting approximately $0.1 million for certain expenses, in CTS’ Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2012. These recoveries reflect the final settlement with CTS’ insurance carrier.

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

During the third quarter of 2012, CTS received cash of approximately $4.2 million from the Company’s insurance carriers. All of the proceeds received were for business interruption and accordingly, CTS recorded a recovery of $4.2 million for business interruption for the quarter ended September 30, 2012 in the Company’s Consolidated Statements of Earnings.

In the first nine months of 2012, CTS received cash of approximately $18.9 million from the Company’s insurance carriers. Out of the $18.9 million cash, approximately $15.8 million was for business interruption and the remaining $3.1 million was for the reimbursement of costs related to property damage. Part of the cash received was to relieve the insurance receivable balance of $2.4 million recorded at December 31, 2011.

Accordingly, CTS recorded a recovery of approximately $14.4 million for business interruption and $1.8 million for property damage in CTS’ Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2012. CTS continues to process the insurance claim related to the flood for increased expenses and lost sales impact.

NOTE I—Fair Value Measurement

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

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of September 30, 2012 and the loss recorded during the nine months ended September 30, 2012 on those assets:

($ in thousands)
Description	Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Nine Months Ended September 30, 2012
Goodwill	$6,759	$—	$—	$6,759	$—
Intangible assets, other than goodwill	$30,346	$—	$—	$30,346	$—
Long-lived assets	$89,721	$—	$—	$89,721	$1,435

The fair value of these assets were measured and recorded using an income approach. Projected future cash flows related to these assets were used under this approach to determine their fair values. CTS recorded an impairment charge of approximately $1,435,000 for the nine months ended September 30, 2012. The impairment charge was recorded under “Restructuring and Impairment Charge” on the Company’s Condensed Consolidated Statements of Earnings.

The following table reconciles the beginning and ending balance of CTS’ goodwill for the period ended September 30, 2012:

($ in thousands)	C&S	EMS	Total
Balance at January 1, 2012	$—	$500	$500
2012 activity – Note C, “Acquisitions”	6,259	—	6,259

Balance at September 30, 2012	$6,259	$500	$6,759

See Note L, “Goodwill and Other Intangible Assets,” for further discussion.

The following table reconciles the beginning and ending balances of CTS’ intangible assets, other than goodwill for the period ended September 30, 2012:

($ in thousands)	Total
Balance at January 1, 2012	$29,886
2012 addition – Note C, “Acquisitions”	2,820
2012 amortization expense	(2,210)
2012 intangible asset write-off	(150)

Balance at September 30, 2012	$30,346

See Note L, “Goodwill and Other Intangible Assets,” for further discussion.

The following table reconciles the beginning and ending balances of CTS’ long-lived assets for the period ended September 30, 2012:

($ in thousands)	Total
Balance at January 1, 2012	$84,860
Capital expenditures	9,779
Capital expenditures to replace property, plant & equipment damaged in Thailand flood	2,859
Fixed assets acquired in Valpey-Fisher acquisition – Note C	6,231
Depreciation expense	(12,373)
Transfer to asset held for sale	(350)
Impairment charge	(1,435)
Foreign exchange impact and other	150

Balance at September 30, 2012	$89,721

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of September 30, 2012:

($ in thousands)	Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Nine Months Ended September 30, 2012
Interest rate swap – cash flow hedge	$1,547	$—	$1,547	$—	$—

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy. $198,000 of the fair value of these swaps are classified as Accrued liabilities and the remaining $1,349,000 are classified as Other liabilities on CTS’ Consolidated Balance Sheets.

CTS’ long-term debt consists of a revolving debt agreement. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information and approximates carrying value.

NOTE J –Earnings Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations. Basic earnings per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings per share. The calculations below provide net earnings, weighted average common shares outstanding, and earnings per share for both basic and diluted EPS for the three and nine month periods ended September 30, 2012 and October 2, 2011.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Third Quarter 2012
Basic EPS	$5,917	33,923	0.17

Effect of dilutive securities:
Equity-based compensation plans	—	548

Diluted EPS	$5,917	34,471	0.17

Third Quarter 2011
Basic EPS	$5,863	34,375	$0.17

Effect of dilutive securities:
Equity-based compensation plans	—	619

Diluted EPS	$5,863	34,994	$0.17

First Nine Months of 2012
Basic EPS	$11,501	34,017	0.34

Effect of dilutive securities:
Equity-based compensation plans	—	571

Diluted EPS	$11,501	34,588	0.33

First Nine Months of 2011
Basic EPS	$15,111	34,347	$0.44

Effect of dilutive securities:
Equity-based compensation plans	—	679

Diluted EPS	$15,111	35,026	$0.43

The following table shows the potentially dilutive securities which have been excluded from the three and nine-month periods 2012 and 2011 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
(Number of Shares in Thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Stock options where the assumed proceeds exceed the average market price	387	548	387	548

NOTE K – Treasury Stock

Common stock held in treasury totaled 21,389,445 shares with a cost of $307.1 million at September 30, 2012 and 20,724,106 shares with a cost of $300.6 million at December 31, 2011. Approximately 7.6 million shares are available for future issuances.

In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first nine months of 2012, 574,153 shares were repurchased. This repurchase program was completed in July 2012.

In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the third quarter of 2012, 91,186 shares were repurchased.

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	September 30, 2012		December 31, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$53,344	$(24,349)	$51,424	$(22,390)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	1,620	(589)	1,220	(368)

Total definite lived intangible assets	65,283	(35,257)	62,963	(33,077)
In-process research & development	320	—	—	—
Goodwill	6,759	—	500	—

Total	$72,362	$(35,257)	$63,463	$(33,077)

Of the net intangible assets excluding goodwill and in-process research and development at September 30, 2012, $24.8 million relates to the Components and Sensors segment and $5.2 million relates to the EMS segment. The in-process research and development intangible at September 30, 2012 relates to the Components and Sensors Segment. Of the goodwill at September 30, 2012, $6.3 million relates to Components and Sensors segment and $0.5 million relates to the EMS segment. The goodwill at December 31, 2011 relates to the EMS segment. CTS recorded amortization expense of $0.9 million and $2.2 million during the three and nine-month periods ended September 30, 2012, respectively. CTS recorded amortization expense of $0.7 million and $1.9 million during the three and nine-month periods ended October 2, 2011, respectively. The weighted average remaining amortization period for the amortizable intangible assets is 13.3 years. The weighted average remaining amortization period for customer lists/relationships is 13.6 years and for the other intangibles is 3.9 years. CTS estimates remaining amortization expense of $0.7 million in 2012, $2.9 million in 2013, $2.8 million in 2014, $2.7 million in 2015, $2.6 million in 2016 and $18.3 million thereafter.

NOTE M – Restructuring Charges

During June of 2012, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure. These actions will result in the elimination of approximately 250 positions. These actions are expected to be substantially complete by the fourth quarter of 2012. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 30, 2012:

($ in millions) June 2012 Plan	Planned Costs	Actual incurred through September 30, 2012
Workforce reduction	$2.1	$1.9
Asset impairment charge	1.2	1.4
Other charge	0.1	0.1

Restructuring and impairment charges	$3.4	$3.4

Inventory write-down	$0.6	$0.7
Equipment relocation	0.5	0.2
Other charges	0.5	0.4

Restructuring-related charges	$1.6	$1.3

Total restructuring and restructuring-related charges	5.0	4.7

Of the restructuring and restructuring-related charges incurred, $1.6 million relates to the Components and Sensors segment and $3.1 million relates to the EMS segment. Restructuring and impairment charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings. Restructuring-related charges are reported as a component of Cost of Goods Sold on the Unaudited Consolidated Statements of Earnings.

The following table displays the restructuring reserve activity related to the realignment for the period ended September 30, 2012:

($ in millions) June 2012 Plan
Restructuring liability at April 1, 2012	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	2.6
Cost paid	(2.3)

Restructuring liability at September 30, 2012	$0.3

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

During April of 2011, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure. These actions resulted in the elimination of approximately 30 positions. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 30, 2012:

($ in millions) April 2011 Plan	Planned Costs	Actual incurred through September 30, 2012
Workforce reduction	$0.8	$0.7

Total restructuring and impairment charge	$0.8	$0.7

Of the restructuring charges incurred, $0.5 million relates to the Components and Sensors segment and $0.2 million relates to the EMS segment. Restructuring charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings. These restructuring actions ended in second quarter 2011.

The following table displays the restructuring reserve activity related to the realignment for the period ended September 30, 2012:

($ in millions) April 2011 Plan
Restructuring liability at January 1, 2011	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	0.7
Cost paid	(0.7)

Restructuring liability at September 30, 2012	$—

Note N – Recent Accounting Pronouncements

ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”

In July 2012, the FASB issued Accounting Standards Update 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) which amends the guidance in Accounting Standards Codification Topic 350-30 “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill” (“ASC 350-30”) on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. These provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The provisions of ASU 2012-02 are not expected to have a material impact on CTS’ consolidated financial statements.

ASU 2012-03 “Technical Amendments and Corrections to SEC Sections”

In August 2012, the FASB issued Accounting Standards Update 2012-03 “Technical Amendments and Corrections to SEC Sections” (“ASU 2012-03”) which amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of Staff Accounting Bulletin No. 114 (“SAB 114”), (2) the issuance of SEC Final Rule 33-9250 “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification”, and (3) corrections related to Accounting Standards Update 2010-22, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs” (“ASU 2010-22”). The provisions are effective upon issuance. The provisions of ASU 2012-03 are not expected to have a material impact on CTS’ consolidated financial statements.

ASU 2012-04 “Technical Corrections and Improvements”

In October 2012, the FASB issued Accounting Standards Update 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”) which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. The technical corrections (Section A) are divided into three main categories: (1) Source literature amendments – amendments to carry forward the original intent of certain pre-Codification authoritative literature that was inadvertently altered during the Codification process, (2) Guidance clarification and reference corrections – changes in wording and references to avoid misapplication or misinterpretation of guidance, and (3) Relocated guidance – moving guidance from one part of the Codification to another to correct instances in which the scope of pre-Codification guidance may have been unintentionally narrowed or broadened during the Codification process. The purpose of Section B of ASU 2012-04 is to conform the use of the term “fair value” throughout the Codification “to fully reflect the fair value measurement and disclosure requirements” of Accounting Standards Codification Topic 820 “Fair Value Measurement” (“ASC 820”). These provisions are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU 2012-04 are not expected to have a material impact on CTS’ consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the businesses in which CTS operates; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events such as the Japan earthquake and the Thailand flood; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other risks and uncertainties are discussed in further detail in Item 1.A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

As discussed in more detail throughout the MD&A:

•

Net sales in the third quarter of 2012 of $137.4 million were reported through two segments, Components and Sensors and Electronic Manufacturing Services (“EMS”). Net sales decreased by $8.7 million, or 6.0%, in the third quarter of 2012 from the third quarter of 2011 as net sales in the Components and Sensors segment increased by 9.4% and net sales in the EMS segment decreased by 19.7%.

•

Gross margin as a percent of net sales was 19.4% in the third quarter of 2012 compared to 18.8% in the third quarter of 2011. The increase in gross margin resulted from favorable segment mix as the Components and Sensors segment percent of total sales increased to 55.0% of consolidated sales from 47.3% in the same period of 2011 and lower commodity prices.

•

Insurance recovery for business interruption primarily due to the flood at our Thailand facility totaled $4.2 million in the third quarter of 2012. The third quarter of 2011 included $1.1 million insurance recovery for business interruption due to a fire at our Scotland facility.

•

Selling, general and administrative (“SG&A”) and Research and development (“R&D”) expenses were $23.7 million, or 17.3% of net sales, in the third quarter of 2012 versus $23.5 million, or 16.1% of net sales, in the third quarter of 2011.

•

During the second quarter of 2012 we initiated certain restructuring actions to reorganize certain operations to further improve our cost structure. The charge recognized in the third quarter as a result of these actions was $0.9 million.

•	Interest and other income was $0.6 million in the third quarter of 2012 compared to expense of $0.3 million in the same quarter of 2011.

•	Income tax expense was $1.5 million and the effective tax rate was 20.1% in the third quarter of 2012 versus expense of $1.6 million and effective tax rate of 21.8% in the same quarter of 2011.

•	Net earnings of $5.9 million, or $0.17 per diluted share, in the third quarter of 2012 were the same as in the third quarter of 2011.

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

In the third quarter of 2012, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Third Quarter 2012 and Third Quarter 2011

Segment Discussion

Refer to Note G, “Segments,” for a description of our segments.

The following table highlights the segment results for the quarters ended September 30, 2012 and October 2, 2011:

($ in thousands)	Components and Sensors	EMS	Total
Third Quarter of 2012
Net sales to external customers	$75,565	$61,792	$137,357

Segment operating earnings before corporate and shared services charges	$9,492	$4,202	$13,694

Corporate and shared services charges	(4,185)	(1,827)	(6,012)

Segment operating earnings	$5,307	$2,375	$7,682

% of Net sales	7.0%	3.8%	5.6%

Third Quarter of 2011
Net sales to external customers	$69,089	$76,981	$146,070

Segment operating earnings before corporate and shared services charges	$7,738	$5,870	$13,608

Corporate and shared services charges	(3,557)	(2,297)	(5,854)

Segment operating earnings(1)	$4,181	$3,573	$7,754

% of Net sales	6.1%	4.6%	5.3%

(1)	EMS segment’s operating earnings of $3,573 includes $2,687 of insurance recovery for property damage related to the fire at CTS Scotland’s manufacturing facility.

Net sales in the Components and Sensors segment increased $6.5 million, or 9.4%, from the third quarter of 2011. The increase in net sales was primarily attributable to higher electronic component sales of $4.6 million driven by piezoceramics for the computer market and incremental sales from the acquisition of Valpey-Fisher Corporation (“Valpey-Fisher”), and higher net sales of $1.9 million in the automotive market as our Japanese customers recovered from last year’s earthquake and we launched new actuator products.

The Components and Sensors segment recorded operating earnings of $5.3 million in the third quarter of 2012 versus $4.2 million in the third quarter of 2011. The favorable earnings change resulted primarily from higher net sales volume and lower commodity prices partially offset by unfavorable product mix and a shift from pension income to pension expense.

Net sales in the EMS segment decreased $15.2 million, or 19.7%, in the third quarter of 2012 from the third quarter of 2011. The lower net sales by market were $11.0 million in the defense and aerospace market, $6.6 million in the communications market and $1.5 million in the computer market partially offset by higher net sales of $3.6 million in the industrial market and $0.3 million in the medical market.

EMS segment operating earnings were $2.4 million in the third quarter of 2012 versus $3.6 million in the third quarter of 2011. The unfavorable earnings change was primarily due to lower net sales volume resulting from the generally weak global economy partially offset by $0.9 million lower SG&A expenses primarily due to cost savings resulting from the recent restructuring actions.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2012 and October 2, 2011:

	Quarter ended
($ in thousands, except net earnings per share)	September 30, 2012	October 2, 2011	Increase (Decrease)
Net sales	$137,357	$146,070	$(8,713)

Restructuring-related costs	$633	$—	$633
% of net sales	0.5%	—%	0.4%

Gross margin	$26,594	$27,460	$(866)
% of net sales	19.4%	18.8%	0.6%

Insurance recovery for business interruption	$(4,192)	$(1,113)	$(3,079)

Operating expenses:
Selling, general and administrative expenses	$19,387	$18,343	$1,044
% of net sales	14.1%	12.6%	1.5%

Research and development expenses	$4,350	$5,163	$(813)
% of net sales	3.2%	3.5%	(0.3)%

Restructuring and impairment charge	$245	$—	$245

Insurance recovery for property damage	$—	$(2,687)	$2,687

Operating earnings	$6,804	$7,754	$(950)
% of net sales	5.0%	5.3%	(0.3)%

Interest and other income / (expense)	$604	$(255)	$859
% of net sales	0.4%	(0.2)%	0.6%

Income tax expense	$1491	$1,636	$(145)

Net earnings	$5,917	$5,863	$54
% of net sales	4.3%	4.0%	0.3%

Net earnings per diluted share	$0.17	$0.17	$—

Net sales of $137.4 million in the third quarter of 2012 decreased $8.7 million, or 6.0%, from the third quarter of 2011 attributable to lower EMS segment net sales of $15.2 million offset by higher Components and Sensors segment net sales of $6.5 million.

Gross margin as a percent of net sales was 19.4% in the third quarter of 2012 compared to 18.8% in the third quarter of 2011. The increase in gross margin resulted from favorable segment mix as the Components and Sensors segment percent of total sales increased to 55.0% of consolidated sales from 47.3% in the same period of 2011 and lower commodity prices.

Insurance recovery for business interruption primarily due to the flood at our Thailand facility totaled $4.2 million in the third quarter of 2012. The third quarter of 2011 included $1.1 million insurance recovery for business interruption due to a fire at our Scotland facility. The recoveries offset related expenses that have negatively impacted our gross margins. We continue to work with our insurance carrier to process our claim for expenses and lost margin. The timing of insurance recoveries generally lag the actual incurrence of expenses or margin losses by several months.

SG&A expenses were $19.4 million, or 14.1% of net sales, in the third quarter of 2012 versus $18.3 million, or 12.6% of net sales, in the third quarter of 2011. SG&A expenses as a percentage of net sales increased primarily due to the higher royalty expenses and a shift from pension income to pension expense.

R&D expenses were $4.4 million, or 3.2% of net sales, in the third quarter of 2012 compared to $5.2 million, or 3.5% of net sales, in the third quarter of 2011. The decrease was primarily driven by the timing of customer reimbursements. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements. R&D expenses were 5.8% of Components and Sensors net sales in the third quarter of 2012 compared to 7.5% of Components and Sensors net sales in the third quarter of 2011.

Operating earnings were $6.8 million in the third quarter of 2012, including a restructuring and restructuring-related charge of $0.9 million, compared to $7.8 million in the third quarter of 2011.

Interest and other income was $0.6 million in the third quarter of 2012 versus expense of $0.3 million in the same quarter of 2011. The favorable impact of $0.9 million was due to foreign exchange gains in 2012 as the United States (“U.S.”) currency weakened during the period compared to the currencies in which we do business versus 2011 when the U.S. currency strengthened during the period compared to the same currencies.

The effective tax rate in the third quarter of 2012 was 20.1% compared to 21.8% in the third quarter of 2011. Despite an increase in rate due to changes in the mix of earnings by jurisdiction, the quarterly tax rate decreased due to the impact of a non-taxable capital gain in a foreign jurisdiction.

We continue to evaluate our deferred income taxes on a quarterly basis taking into account all available evidence, both positive and negative, to determine if valuation allowances are required or should be adjusted. To date, we have recorded tax benefits on the net operating losses generated in certain foreign jurisdictions based upon our ability to generate sufficient taxable income within the carry-forward periods provided in each jurisdiction. If it appears that we will not generate such taxable income we may need to record a valuation allowance against the related deferred tax asset in a future period.

Net earnings were $5.9 million, or $0.17 per diluted share, in the third quarter of 2012 and the third quarter of 2011.

Comparison of First Nine Months 2012 and First Nine Months 2011

Segment Discussion

The following table highlights the segment results for the nine-month periods ended September 30, 2012 and October 2, 2011:

($ in thousands)	Components and Sensors	EMS	Total
First Nine Months of 2012
Net sales to external customers	$228,806	$209,814	$438,620

Segment operating earnings before corporate and shared services charges	$25,233	$10,744	$35,977

Corporate and shared services charges	(11,543)	(5,276)	(16,819)

Segment operating earnings(1)	$13,690	$5,468	$19,158

% of Net sales	6.0%	2.6%	4.4%

First Nine Months of 2011
Net sales to external customers	$209,158	$235,349	$444,507

Segment operating earnings before corporate and shared services charges	$26,388	$9,960	$36,348

Corporate and shared services charges	(11,601)	(6,013)	(17,614)

Segment operating earnings(2)	$14,787	$3,947	$18,734

% of Net sales	7.1%	1.7%	4.2%

(1)	EMS segment’s operating earnings of $5,468 includes $1,769 of insurance recover for property damage related to the flood at CTS Thailand’s manufacturing facility.
(2)	EMS segment’s operating earnings of $3,947 includes $2,687 of insurance recovery for property damage related to the fire at CTS Scotland’s manufacturing facility.

Net sales in the Components and Sensors segment increased $19.6 million, or 9.4% from the first nine months of 2011, primarily due to higher net sales of $10.7 million in the automotive market primarily as our Japanese customers recovered from last year’s earthquake, and higher net sales in electronic components of $8.9 million driven by incremental sales from the acquisition of Valpey-Fisher and piezoceramics for the computer market which were partially offset by lower sales of certain other electronic components.

The Components and Sensors segment operating earnings were $13.7 million in the first nine months of 2012 versus $14.8 million in the first nine months of 2011. The unfavorable earnings change resulted primarily from a $2.5 million shift from pension income to pension expense, unfavorable product mix, and higher research and development costs partially offset by higher sales volume and lower commodity prices.

Net sales in the EMS segment decreased $25.5 million, or 10.9%, in the first nine months of 2012 from the first nine months of 2011. The decrease in net sales was primarily due to the impact of the October 2011 flood at our Thailand EMS manufacturing facility and the generally weak global economy. The lower net sales by market were $21.8 million in the communications market, $15.3 million in the defense and aerospace market, and $9.9 million in the computer market, partially offset by higher net sales of $18.4 million in the industrial market and $3.0 million in the medical market.

EMS segment operating earnings were $5.5 million in the first nine months of 2012 versus $3.9 million in the first nine months of 2011. The favorable earnings change was primarily due to the timing of insurance recoveries related to the flood at our Thailand facility.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine-month periods ended September 30, 2012 and October 2, 2011:

	Nine months ended
($ in thousands, except net earnings per share)	September 30, 2012	October 2, 2011	Increase (Decrease)
Net sales	$438,620	$444,507	$(5,887)

Restructuring-related costs	$1,325	$—	$1,325
% of net sales	0.3%	—%	0.3%

Gross margin	$74,581	$84,011	$(9,430)
% of net sales	17.0%	18.9%	(1.9)%

Insurance recovery for business interruption	$(15,242)	$(1,892)	(13,350)

Operating expenses:
Selling, general and administrative expenses	$58,169	$55,074	$3,095
% of net sales	13.3%	12.4%	0.9%

Research and development expenses	$15,590	$14,782	$808
% of net sales	3.6%	3.3%	0.3%

Restructuring and impairment charge	$3,384	$694	$2,690

Insurance recovery for property damage	$(1,769)	$(2,687)	$918

Operating earnings	$14,449	$18,040	$(3,591)
% of net sales	3.3%	4.1%	(0.8)%

Interest and other (expense)/income	$(231)	$1,087	$(1,318)
% of net sales	(0.1)%	0.2%	(0.3)%

Income tax expense	$2,717	$4,016	$(1,299)

Net earnings	$11,501	$15,111	$(3,610)
% of net sales	2.6%	3.4%	(0.8)%

Net earnings per diluted share	$0.33	$0.43	$(0.10)

Net sales of $438.6 million in the first nine months of 2012 decreased $5.9 million, or 1.3%, from the first nine months of 2011 attributable to lower EMS segment net sales of $25.5 million, mostly offset by higher Components and Sensors segment net sales of $19.6 million.

Gross margin as a percent of net sales was 17.0% in the first nine months of 2012 compared to 18.9% in the first nine months of 2011. The decrease in gross margin primarily resulted from expenses and lost margin related to the flood at our Thailand facility and the fire at our Scotland facility and a shift from pension income to pension expense partially offset by lower commodity prices and favorable segment mix as the Components and Sensors segment percent of total sales increased to 52.2% of consolidated sales from 47.1% in the same period of 2011.

SG&A expenses were $58.2 million, or 13.3% of net sales, in the first nine months of 2012 versus $55.1 million, or 12.4% of net sales, in the first nine months of 2011. SG&A expenses as a percentage of net sales increased primarily due to the Valpey-Fisher acquisition and a shift from pension income to pension expense.

R&D expenses were $15.6 million, or 3.6% of net sales, in the first nine months of 2012 versus $14.8 million, or 3.3% of net sales, in the first nine months of 2011. The increase was primarily driven by spending to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements. R&D expenses were 6.8% of Components and Sensors net sales in the first nine months of 2012 versus 7.1% of Components and Sensors net sales in the first nine months of 2011.

Operating earnings were $14.4 million in the first nine months of 2012, including a restructuring and restructuring-related charge of $4.7 million, compared to $18.0 million in the first nine months of 2011 which included a restructuring charge of $0.7 million.

Interest and other expense in the first nine months of 2012 was $0.2 million versus income of $1.1 million in the same period of 2011 due to lower foreign exchange gains. The unfavorable impact of $1.3 million was primarily due to foreign exchange gains in 2011 when the U.S. currency weakened during the period compared to the currencies in which we do business.

The effective tax rate for the first nine months of 2012 was 19.1% compared to 21.0% in the first nine months of 2011. Despite an increase in rate due to changes in the mix of earnings by jurisdiction, the overall tax rate decreased due to the impact of a nontaxable capital gain and $0.7 million discrete tax benefit recorded during the first quarter of 2012. Both of these favorable adjustments relate to activity in foreign jurisdictions.

We continue to evaluate our deferred income taxes on a quarterly basis taking into account all available evidence, both positive and negative, to determine if valuation allowances are required or should be adjusted. To date, we have recorded tax benefits on the net operating losses generated in certain foreign jurisdictions based upon our ability to generate sufficient taxable income within the carry-forward periods provided in each jurisdiction. If it appears that we will not generate such taxable income we may need to record a valuation allowance against the related deferred tax asset in a future period.

Net earnings were $11.5 million, or $0.33 per diluted share, in the first nine months of 2012 compared with $15.1 million, or $0.43 per share, in the first nine months of 2011.

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

In the first nine months of 2012, we recovered approximately $1.0 million from our insurance carriers and recorded a recovery of approximately $0.9 million for business interruption, after deducting approximately $0.1 million for certain expenses, in our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2012. These recoveries reflect the final settlement with our insurance carrier.

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, our Thailand EMS manufacturing facility was flooded. Based on preliminary estimates, the flood damaged approximately $0.5 million of inventory and $0.5 million of fixed assets at net book value. We also incurred approximately $2.5 million of fixed costs at this facility. Local and global property insurance coverage covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. We also have business interruption insurance under these policies that covers the lost sales impact and fixed costs.

During the third quarter of 2012, we received cash of approximately $4.2 million from our insurance carriers. All of the proceeds received were for business interruption and, accordingly, we recorded a recovery of $4.2 million for business interruption for the quarter ended September 30, 2012 in our Consolidated Statements of Earnings.

In the first nine months of 2012, we received cash of approximately $18.9 million from our insurance carriers. Out of the $18.9 million cash, approximately $15.8 million was for business interruption and the remaining $3.1 million was for the reimbursement of costs related to property damage. Part of the cash received was to relieve the insurance receivable balance of $2.4 million recorded at December 31, 2011.

Accordingly, we recorded a recovery of approximately $14.4 million for business interruption and $1.8 million for property damage in our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2012. We continue to process our insurance claim related to the flood for increased expenses and lost sales impact.

Acquisition

In January 2012, we acquired 100% of the common stock of Valpey-Fisher, a publicly held company located in Hopkinton, Massachusetts, for approximately $14.7 million, net of cash acquired. Valpey-Fisher is a recognized technology leader in the design and manufacture of precision frequency crystal oscillators. This acquisition expands our technology, and brings strong engineering capabilities and management leadership to support strategic initiatives in our Components and Sensors segment. This acquisition is expected to be accretive in full-year 2012.

2012 Outlook

As a result of continued weak global economic conditions and the negative impact of the Japan/China territory dispute, management is lowering full-year sales guidance to essentially flat from a range of 4% to 7% increase over 2011. Accordingly, management is also changing full-year 2012 adjusted earnings per share guidance to $0.70 to $0.75, from a range of $0.75 to $0.80 per share.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $88.6 million at September 30, 2012 and $76.4 million at December 31, 2011. Total debt on September 30, 2012 was $94.5 million compared to $74.4 million at December 31, 2011, as we increased debt primarily for the Valpey-Fisher acquisition. Total debt as a percentage of total capitalization was 25.8% at the end of the third quarter of 2012, compared with 22.0% at December 31, 2011. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $13.9 million at September 30, 2012 versus year-end 2011, primarily due to a decrease in accounts payable of $21.3 million and an increase in cash and cash equivalents of $12.2 million partially offset by a decrease in inventory of $17.5 million. Our successful effort to reduce inventory was primarily responsible for the decrease in accounts payable.

Cash Flow

Operating Activities

Net cash provided by operating activities was $25.0 million during the first nine months of 2012. Components of net cash provided by operating activities included net earnings of $11.5 million, depreciation and amortization expense of $14.6 million, restructuring and asset impairment charges of $3.4 million and other non-cash items such as equity-based compensation, amortization of retirement benefit and net insurance recovery totaling $8.9 million which were partially offset by net changes in assets and liabilities of $7.5 million and an increase in the prepaid pension asset of $5.1 million. The changes in assets and liabilities were primarily due to decreased accounts payable and accrued liabilities of $38.2 million partially offset by decreased inventories of $19.5 million and decreased accounts receivable of $10.0 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2012 was $24.6 million primarily for the Valpey-Fisher acquisition of $14.7 million, net of cash acquired, capital expenditures of $9.8 million, and capital expenditures to replace casualty-damaged property of $2.9 million partially offset by insurance proceeds for casualty-damaged property of $2.3 million.

Net cash used in investing activities for the first nine months of 2011 was $13.0 million, of which $10.2 million was for capital expenditures and $2.9 million was for the acquisition of certain assets of Fordahl SA.

Financing Activities

Net cash provided by financing activities for the nine months of 2012 was $11.8 million, consisting primarily of a net increase in long-term debt of $20.1 million, offset by $6.6 million in treasury stock purchases and $3.6 million in dividend payments. The additional debt was primarily used to fund the Valpey-Fisher acquisition and to meet usual working capital requirements.

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

Long-term debt was comprised of the following:

($ in thousands)	September 30, 2012	December 31, 2011
Revolving credit agreement, weighted-average interest rate of 1.8% (2012), and 1.9% (2011) due in 2017 and 2015, respectively	$94,500	$74,400

There was $94.5 million outstanding under the $200 million revolving credit agreement at September 30, 2012, and $74.4 million outstanding under the $150 million revolving credit agreement at December 31, 2011. We had $102.9 million available under the $200 million credit agreement at September 30, 2012, net of standby letters of credit of $2.6 million, and $72.8 million available under the $150 million credit agreement at December 31, 2011, net of standby letters of credit of $2.8 million. Interest rates on the revolving credit agreement fluctuate based upon London Interbank Offered Rate and our quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit agreement. The commitment fee varies based on the quarterly leverage ratio and was 0.30 percent per annum at September 30, 2012. The revolving credit agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit agreement. We were in compliance with all debt covenants at September 30, 2012. The revolving credit agreement requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving agreement contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

CTS uses interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. During the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50 million of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, we entered into four separate interest rate swap agreements to fix interest rates on $25 million of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreement will be recognized as an adjustment to interest expense for the related line of credit when settled.

These swaps are treated as cash flow hedges and, consequently, the changes in fair value were recorded in Other Comprehensive Income. An unrealized loss of approximately $715,000 and $1,547,000 were recorded in Other Comprehensive Income for the three and nine months ended September 30, 2012, respectively. Accordingly, approximately $198,000 was recorded as accrued liabilities and $1,349,000 recorded as a non-current liability in Other Long-term Obligations on the Condensed Consolidated Balance Sheets.

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

In May 2008, our Board of Directors authorized a program to repurchase up to one million shares of CTS common stock in the open market at a maximum price of $13 per share. The authorization had no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first nine months of 2012, 574,153 shares were repurchased at a cost of approximately $5.7 million or $9.85 per share. This repurchase program was completed in July 2012.

In August 2012, our Board of Directors authorized a program to repurchase up to one million shares of CTS common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the third quarter of 2012, 91,186 shares were repurchased at a cost of approximately $0.9 million or $9.77 per share.

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

Recent Accounting Pronouncements

ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”

In July 2012, the FASB issued Accounting Standards Update 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) which amends the guidance in Accounting Standards Codification Topic 350-30 “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill” (“ASC 350-30”) on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. These provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The provisions of ASU 2012-02 are not expected to have a material impact on our consolidated financial statements.

ASU 2012-03 “Technical Amendments and Corrections to SEC Sections”

In August 2012, the FASB issued Accounting Standards Update 2012-03 “Technical Amendments and Corrections to SEC Sections” (“ASU 2012-03”) which amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of Staff Accounting Bulletin No. 114 (“SAB 114”), (2) the issuance of SEC Final Rule 33-9250 “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification”, and (3) corrections related to Accounting Standards Update 2010-22, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs” (“ASU 2010-22”). The provisions are effective upon issuance. The provisions of ASU 2012-03 are not expected to have a material impact on our consolidated financial statements.

ASU 2012-04 “Technical Corrections and Improvements”

In October 2012, the FASB issued Accounting Standards Update 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”) which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. The technical corrections (Section A) are divided into three main categories: (1) Source literature amendments – amendments to carry forward the original intent of certain pre-Codification authoritative literature that was inadvertently altered during the Codification process, (2) Guidance clarification and reference corrections – changes in wording and references to avoid misapplication or misinterpretation of guidance, and (3) Relocated guidance – moving guidance from one part of the Codification to another to correct instances in which the scope of pre-Codification guidance may have been unintentionally narrowed or broadened during the Codification process. The purpose of Section B of ASU 2012-04 is to conform the use of the term “fair value” throughout the Codification “to fully reflect the fair value measurement and disclosure requirements” of Accounting Standards Codification Topic 820 “Fair Value Measurement” (“ASC 820”). These provisions are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU 2012-04 are not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2011.

Item 4.	Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired business, as described further below.

Since the date of acquisition of Valpey-Fisher Corporation, our management has not completed an evaluation of the business’s internal controls over financial reporting for the acquired entity, whose results are included in the financial statements and notes filed in this Form 10-Q.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the acquisition described above, there were no changes in our internal control over financial reporting for the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no significant changes to our risk factors since December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending September 30, 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				1,001,666
July 2, 2012 – July 29, 2012	1,666	$9.42	1,666	1,000,000
July 30, 2012 – August 26, 2012	30,400	$9.65	30,400	969,600
August 27, 2012 – September 30, 2012	60,786	$9.84	60,786	908,814

Total	92,852		92,852

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ John R. Dudek	/s/ Thomas A. Kroll
John R. Dudek Vice President, General Counsel and Secretary	Thomas A. Kroll Vice President and Chief Financial Officer

Dated: October 24, 2012	Dated: October 24, 2012