Form 10-K
period 2012-12-31
CTS CORP
filed 2013-02-25
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 29, 2012, was approximately $319 million. There were 33,610,806 shares of common stock, without par value, outstanding on February 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2012 Annual Report to Shareholders are incorporated herein by reference in Part II.
(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about
May 22, 2013 are incorporated by reference in Part III.

CTS CORPORATION    1

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the businesses in which CTS operates; unanticipated issues in integrating acquisitions; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other, risks and uncertainties are discussed in further detail in Item 1.A of this Annual Report on Form 10-K. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

SEGMENTS AND PRODUCTS BY MAJOR MARKETS

We have two reportable segments: 1) Components and Sensors and 2) Electronics Manufacturing Services (“EMS”).

Components and sensors are products that perform specific electronic functions for a given product family and are intended for use in customer assemblies. Components and sensors consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; components used in computer and other high-speed applications, switches, resistor networks, and potentiometers used to serve multiple markets; and fabricated piezoelectric materials and substrates used primarily in medical, industrial defense and aerospace and computer markets.

EMS includes the higher level assembly of electronic and mechanical components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM or other contract manufacturer. Additionally, for some customers, we provide full turnkey manufacturing and completion including design, supply chain management, logistics, and repair. Products from the EMS segment are principally sold in the communications, defense and aerospace, industrial, medical, and computer OEM markets. Other smaller markets include OEM customers in consumer electronics, instruments and controls, and networking.

2    CTS CORPORATION

The following tables provide a breakdown of net sales by segment and market as a percent of consolidated net sales:

	Components & Sensors			EMS			Total

(As a % of consolidated net sales)	2012	2011	2010	2012	2011	2010	2012	2011	2010

Markets
Automotive	32%	29%	32%	—%	—%	—%	32%	29%	32%
Communications	5%	6%	7%	13%	16%	16%	18%	22%	23%
Computer	3%	1%	2%	—%	2%	2%	3%	3%	4%
Medical	2%	2%	2%	5%	5%	5%	7%	7%	7%
Industrial	7%	6%	5%	17%	13%	10%	24%	19%	15%
Defense and Aerospace	2%	2%	2%	12%	17%	15%	14%	19%	17%
Other	2%	1%	1%	—%	—%	1%	2%	1%	2%

% of consolidated net sales	53%	47%	51%	47%	53%	49%	100%	100%	100%

Net sales to external customers, segment operating earnings, total assets by segment, net sales by geographic area and long-lived assets by geographic area are contained in Note L, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2), which is incorporated herein by reference.

The following table identifies major products by their segment and markets. Many products are sold in several OEM markets:

Product Description	Automotive Market	Communications Market	Computer Market	Medical Market	Industrial Market	Defense and Aerospace Market	Other Markets
Components and Sensors:

Ceramic Filters and Duplexers	—	—				—	—

Quartz Crystals, Clocks, Precision Oscillators and Frequency Modules	—	—	—	—	—	—	—

Sensors and Actuators	—				—		—

Resistor Networks		—	—	—	—	—	—

DIP Switches and Potentiometers		—	—	—	—	—	—

Piezoelectric and Piezoceramics Products			—	—	—	—	—

Electromagnetic Interference and Radio Frequency Interference Filters	—	—	—	—	—	—	—

EMS:

Integrated Interconnect Systems and Backpanels, including Final Assembly and Test		—	—	—	—	—	—

Complex Printed Circuit Board Assemblies		—	—	—	—	—	—

CTS CORPORATION    3

MARKETING AND DISTRIBUTION

Sales and marketing to OEMs, for both segments, is accomplished through our sales engineers, independent manufacturers’ representatives, and distributors. We maintain sales offices in China, Japan, Scotland, Singapore, India, Taiwan, and the United States. Approximately 82% of 2012 net sales were attributable to our sales engineers.

Our sales engineers generally service the largest customers with application-specific products. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

We utilize the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by our sales engineers for both of our segments. Independent manufacturers’ representatives receive commissions from CTS. During 2012, approximately 15% of net sales were attributable to independent manufacturers’ representatives. We also use independent distributors in our Components and Sensors segment. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2012, independent distributors accounted for approximately 3% of net sales.

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

These raw materials are purchased from several vendors, and, except for certain semiconductors, REEs, and conductive inks, we do not believe we are dependent upon one or a limited number of vendors. Although we purchase all of our semiconductors, REEs, and conductive inks from a limited number of vendors, alternative sources are available. During 2012, the global demand for certain REEs that we purchase exceeded the global supply. However, this REEs demand/supply imbalance did not have a material impact on our financial results for the year ended December 31, 2012.

We do not currently anticipate any significant raw material shortages that would slow production. However, the lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to us may vary. Occasionally we may need to order raw materials in greater quantities and at higher-than-optimal prices to compensate for the variability of lead times for delivery.

Precious metal and REE prices may have a significant effect on the cost and selling price of many of our products, particularly some ceramic filters, sensors, actuators, resistor networks, and switches.

PATENTS, TRADEMARKS, AND LICENSES

We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products that we have designed and manufactured, as well as processes and equipment used in our manufacturing technology. We were issued eight new U.S. patents and 31 non-U.S. patents in 2012 and currently hold 174 U.S. patents and 139 non-U.S. patents. Patents have a greater impact on the Components and Sensors segment than on the EMS segment, which does not rely significantly on any patent. We have 10 registered U.S. trademarks, 26 foreign trademarks and two international trademark registrations. We have licensed the right to use several of our patents to both U.S. and non-U.S. companies. In 2012, license and royalty income was less than 1% of net sales.

4    CTS CORPORATION

MAJOR CUSTOMERS

Our 15 largest customers represented 50% of net sales in 2012 and 48% of net sales in 2011 and 2010. No single customer represented more than 10% of net sales in 2012, 2011 or 2010.

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

The following table shows order backlog by segment and in total as of January 27, 2013, and January 29, 2012.

($ in millions)	January 27, 2013	January 29, 2012
Components and Sensors	$49.8	$40.6

EMS	73.5	84.0

Total	$123.3	$124.6

Order backlog as of the January month-end will generally be filled during the same fiscal year.

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

NON-U.S. REVENUES

In 2012 and 2011, 37% of net sales to external customers originated from non-U.S. operations compared to 44% in 2010. At December 31, 2012 approximately 41% of total assets were located at non-U.S. operations. At December 31, 2011 and 2010 total assets that were located at non-US operations were 44%, and 40%, respectively. A substantial portion of these assets, other than cash and cash equivalents, cannot readily be liquidated. We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. Our non-U.S. manufacturing facilities are located in Canada, China, Czech Republic, India, Mexico, Scotland, Singapore, Taiwan, and Thailand.

Net sales to external customers originating from non-U.S. operations for the Components and Sensors segment were $181.5 million in 2012 compared to $193.3 million in 2011, and $202.2 million in 2010. Net sales to external customers originating from non-U.S. operations for the EMS segment were $34.1 million in 2012, compared to $27.2 million in 2011, and $39.9 million in 2010. Additional information about net sales to external customers, operating earnings and total assets by segment, and net sales by geographic area and long-lived assets by geographic area, is contained in Note L, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15 (a) (1) and (2), which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2012, we spent $20.9 million for research and development activities compared to $20.0 million in 2011 and $18.3 million in 2010. Ongoing research and development activity in the Components and Sensors segment is primarily focused on expanded applications and new product development, as well as current product and process enhancements. Research and development expenditures in the EMS segment are typically very low.

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

EMPLOYEES

We employed 4,264 people at December 31, 2012, with 67.0% of these people located outside the United States. Approximately 185 CTS employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2012. One agreement, which covers 153 employees, is scheduled to expire in 2015 and the other, which covers 32 employees, is scheduled to expire in 2013. We employed 4,234 people at December 31, 2011.

6    CTS CORPORATION

ADDITIONAL INFORMATION

We are incorporated in the State of Indiana. Our principal corporate office is located at 905 West Boulevard North, Elkhart, Indiana 46514.

Our internet address is http://www.ctscorp.com. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information contained on or accessible through our internet website is not part of this or any other report we file or furnish to the SEC, other than the documents that we file with the SEC that are incorporated by reference herein.

Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers. The following serve as executive officers of CTS as of February 25, 2013. The executive officers are expected to serve until the next annual meeting of the Board of Directors, scheduled to be held on or about May 22, 2013, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Vinod M. Khilnani	60	Executive Chairman of the Board
Kieran M. O’Sullivan	50	President and Chief Executive Officer
Thomas A. Kroll	58	Vice President and Chief Financial Officer
John R. Dudek	54	Vice President, General Counsel and Corporate Secretary
Scott A. Bowmar	53	Vice President, Human Resources
Dennis P. Thornton	51	Senior Vice President and General Manager of CTS Electronic Manufacturing Solutions
Lawrence J. Lyng	56	Vice President and General Manager of CTS Automotive Products
Ashish Agrawal	42	Vice President, Treasury and Corporate Development

Vinod M. Khilnani — 60 — Executive Chairman of the Board of Directors as of January 7, 2013. Mr. Khilnani joined CTS in May 2001 as Senior Vice President and Chief Financial Officer. In July 2007, he was elected President and appointed Chief Executive Officer. He was appointed Chairman of the Board of Directors in May of 2009.

Kieran O’Sullivan — 50 — President and Chief Executive Officer — joined CTS on January 7, 2013. Prior to this, Mr. O’Sullivan served as Executive Vice President of Continental AG’s Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006.

Thomas A. Kroll — 58 — Vice President and Chief Financial Officer. Mr. Kroll was named Vice President and Chief Financial Officer on September 1, 2011. Mr. Kroll was elected Vice President and Controller on October 31, 2002. Prior to this, Mr. Kroll served as Controller Group Accounting since joining CTS in November 2000.

John R. Dudek — 54 — Vice President, General Counsel and Corporate Secretary — was elected to this office in May 2012. Mr. Dudek started with CTS as Vice President, General Counsel and Assistant Secretary in April 2012. Prior to this, Mr. Dudek was with Steinway Musical Instruments, Inc., a manufacturer of musical instruments, as Associate General Counsel & Secretary since 2003.

Scott A. Bowmar — 53 — Vice President, Human Resources — Mr. Bowmar started with CTS in August 2012 as Vice President, Human Resources. Prior to this, Mr. Bowmar was with Harman International Industries, a premium audio and infotainment solutions company, serving as Vice President, Human Resources for the Professional Division, since 1984.

CTS CORPORATION    7

Dennis P. Thornton — 51 — was elected Senior Vice President and General Manager of CTS Electronic Manufacturing Solutions, effective February 1, 2011. Mr. Thornton was elected Vice President of CTS Corporation effective December 3, 2009. Prior to this, Mr. Thornton served as General Manager for our Automotive Products SBU since joining CTS in 2006.

Lawrence J. Lyng — 56 — Vice President — was elected Vice President on May 23, 2012. He has been Vice President and General Manager of CTS Automotive Business Unit since February 1, 2011. Mr. Lyng joined CTS in September 2009 as Vice President, Global Sales & Marketing for the Automotive Business Unit. Prior to this, Mr Lyng served as Group Vice president — North America at Valeo, Inc., a Tier 1 supplier of automotive components and systems to the global automotive market.

Ashish Agrawal — 42 — Treasurer and Vice President Corporate Development. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected to the Treasurer’s office on Sept. 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Corporation, a manufacturer of refrigerators, awnings and air conditioners as Senior Vice President and Chief Financial Officer since 2007.

Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 1A.	Risk Factors

The following are certain risk factors that could affect our business, financial condition and operating results. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in the forward-looking statements. Before you invest in us, you should know that making such an investment involves some risks, including the risks described below. The risks that are highlighted below are not the only ones that we face. If any of the following risks actually occur, our business, financial condition or operating results could be negatively affected.

Because we currently derive a significant portion of our revenues from a small number of customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on a small number of customers for a large portion of our business, and changes in the level of our customers’ orders have, in the past, had a significant impact on our results of operations. Our 15 largest customers represent a substantial portion of our sales: approximately 50% of net sales in 2012 and 48% of net sales in 2011 and 2010. Our largest customer represented less than 10% of our net sales in 2012, 2011 and 2010. If a major customer significantly cancels, delays or reduces the amount of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Such an adverse effect would likely be material if one of our largest customers significantly reduces its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could be materially adversely affected.

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

8    CTS CORPORATION

We base our tax accounting positions upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax accounting positions are subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes.

We are subject to intense competition in the EMS industry.

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater manufacturing and financial resources, and in some cases have more geographically diversified international operations than we do. Our competitors, such as Benchmark Electronics, Inc. and Sanmina-SCI Corporation, include both large global EMS providers and smaller EMS companies that often have a regional, product, service or industry specific focus. We also face the risk of losing our current and future OEM customers, which may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers. In addition, we could face competition in the future from other large global EMS providers, such as Celestica, Inc., Flextronics International Ltd. and Jabil Circuit, Inc., which currently provide services to some of our largest customers for different products, as well as competition from smaller EMS companies such as Plexus Corp. and Ducommun, Inc. We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with significant offshore facilities located where labor and other costs are lower. Competition may intensify further if more companies enter the markets in which we operate. Our failure to compete effectively could materially adversely affect our business, financial condition and operating results.

We may be unable to compete effectively against competitors in our Components and Sensors segment.

The components and sensors industry is highly competitive and characterized by price erosion and rapid technological change. Through our Components and Sensors segment, we compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. If any customer becomes dissatisfied with our prices, quality or timeliness of delivery, among other things, it could award future business or even move existing business to our competitors. Moreover, some of our customers could choose to manufacture and develop particular products themselves rather than purchase them from us. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect our business, financial condition and operating results. These developments also may materially adversely affect our ability to compete against these manufacturers going forward. We cannot assure you that our products will continue to compete successfully with our competitors’ products, including OEMs, many of which are significantly larger than us and have greater financial and other resources.

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

CTS CORPORATION    9

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

In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers may result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, we make significant decisions, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize and delivery schedules may be deferred as a result of changes in demand for our products or our customers’ products. We often increase staffing and capacity, and incur other expenses to meet the anticipated demand of our customers, which causes reductions in our gross margins if customer orders are delayed or canceled. On occasion, customers require rapid increases in production, which may stress our resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers’ demands. In addition, because many of our costs and operating expenses are relatively fixed over the short-term, a reduction in customer demand harms our gross margin and operating income until such time as adjustments can be made to activity or operating levels and structural costs.

We sell products to customers in cyclical industries that are subject to significant downturns that could materially adversely affect our business, financial condition and operating results.

We sell products to customers in cyclical industries that have experienced economic and industry downturns. The markets for our automotive products, electronic components and sensors and EMS products have softened in the past and may again soften in the future. We may face reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors that could adversely affect our results of operations in the near-term. We cannot predict whether we will achieve profitability in future periods.

Because we derive a substantial portion of our revenues from customers in the automotive, defense and aerospace, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Net sales to the automotive, defense and aerospace, computer and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for their products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including among others, industry slowdown, recession, political instability, costly or constraining regulations, budget cuts or reduced government spending, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. Also, the automotive industry is generally highly unionized and some of our customers have, in the past, experienced labor disruptions. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. Some of our automotive customers have required government bailouts and/or have filed for bankruptcy reorganization. The failure of one or more automotive manufacturers that we serve may result in the failure to receive payment in full for products sold and an abrupt cancellation

10    CTS CORPORATION

in demand for certain products. Weakness in auto demand, the insolvency of automobile manufacturers that we serve or their suppliers, and constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.

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

We manufacture accelerator pedal assemblies for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”). We have supplied accelerator pedal assemblies to Toyota since the 2005 model year. Sales to Toyota have accounted for approximately 4.0%, 2.9% and 4.0% of our annual revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We manufacture all pedal assemblies to specifications approved by the customer, including Toyota.

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

CTS CORPORATION    11

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

In 2012, we implemented two restructuring plans to realign and consolidate certain operations for the purpose of improving our cost structure. The implementation of these plans resulted in the elimination of approximately 440 positions within our global operations. The implementation was substantially completed by the end of December 2012.

12    CTS CORPORATION

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

We make a number of assumptions relating to our pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate and the expected long-term return on plan assets. If these assumptions prove to be significantly different from actual rates, then we may need to record additional expense relating to the pension plans, which could have a material adverse effect on our results of operations and could require cash contributions to fund future pension obligation payments.

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

CTS CORPORATION    13

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

14    CTS CORPORATION

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

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at our manufacturing sites (or at sites we have sent wastes for disposal), changes in existing environmental laws or their interpretation, and more rigorous efforts by regulatory authorities, may require additional expenditures by us to modify operations, install pollution control equipment, clean contaminated sites or curtail our operations. These expenditures could have a negative impact on our operations.

In addition, we could be affected by future laws or regulations imposed in response to climate change concerns. Such laws or regulations could have a material adverse effect on our business, financial condition, and results of operation.

Our indebtedness may adversely affect our financial health.

As of December 31, 2012, our debt balance was $153.5 million, consisting of borrowings under our revolving credit facility. The level of our indebtedness could, among other things: increase our vulnerability to general economic and industry conditions, including recessions; require us to use cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; place us at a competitive disadvantage compared to competitors that have less indebtedness; or limit our ability to borrow additional funds that may be needed to operate and expand our business. Moreover, an increase in interest rates could increase our interest expense.

Our credit facility contains provisions that could materially restrict our business.

Our revolving credit facility requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving credit facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and the amounts allowed for stock repurchases and dividend payments.

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

CTS CORPORATION    15

A future flood affecting our Thailand manufacturing facility may cause uninsured losses.

Due to significant losses incurred by the insurance industry related to the 2011 Thailand flood, flood insurance availability in Thailand is very limited and expensive. After careful evaluation of the amount of coverage available and associated cost, we decided to self-insure for future floods in Thailand. In the event of a future flood that affects our manufacturing facility in Thailand, our business, financial condition or operating results could be negatively impacted.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Ineffective internal control over our financial reporting may harm our business in the future.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material weakness. The identification of material weaknesses in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate financial statements. Further, the effectiveness of our internal controls may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Item 1B. Unresolved Staff Comments

None.

16    CTS CORPORATION

Item 2. Properties

As of February 14, 2013, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased		Segment

Albuquerque, New Mexico	91,000	Leased		Components and Sensors
Ayutthya, Thailand	70,000	Owned	(1)	EMS
Brugg, Switzerland	21,500	Leased		Components and Sensors
Carol Stream, Illinois	50,700	Owned	(2)	Components and Sensors
Elkhart, Indiana	319,000	Owned		Components and Sensors
Glasgow, Scotland	37,000	Leased		Components and Sensors and EMS
Haryana, India	8,000	Leased		Components and Sensors
Hopkinton, Massachusetts	32,000	Owned		Components and Sensors
Juarez, Mexico	44,000	Leased	(2)	Components and Sensors
Kaohsiung, Taiwan	133,000	Owned	(3)	Components and Sensors
Londonderry, New Hampshire	54,000	Leased		EMS
Matamoros, Mexico	51,000	Owned		Components and Sensors and EMS
Matamoros, Mexico	59,900	Leased		EMS
Moorpark, California	115,500	Leased		EMS
Nogales, Mexico	67,000	Leased		Components and Sensors
Ostrava, Czech Republic	60,000	Leased		Components and Sensors
San Jose, California	78,800	Leased		EMS
Singapore	57,600	Leased	(4)	Components and Sensors
Streetsville, Ontario, Canada	112,000	Owned		Components and Sensors
Tianjin, China	225,000	Owned	(5)	Components and Sensors and EMS
Zhongshan, China	72,400	Leased		Components and Sensors

Total manufacturing	1,759,400

Non-Manufacturing Facilities	Square Footage	Owned/ Leased	Description	Segment

Auburn Hills, Michigan	1,600	Leased	Sales office	Components and Sensors
Brownsville, Texas	85,000	Owned	Idle facility	Components and Sensors
Burbank, California	2,900	Leased	Sublet to tenant	Components and Sensors
El Paso, Texas	11,900	Leased	Office and Warehouse(2)	Components and Sensors
Elkhart, Indiana	93,000	Owned	Administrative offices and research	Components and Sensors and EMS
Glasgow, Scotland	75,000	Owned	Administrative offices and research	Components and Sensors and EMS
Lisle, Illinois	37,200	Leased	Administrative offices and research	Components and Sensors and EMS
Nagoya, Japan	800	Leased	Sales office	Components and Sensors
Sandwich, Illinois		Owned	Land only	Components and Sensors
Tucson, Arizona	1,900	Leased	Administrative offices	Components and Sensors
Tucson, Arizona	48,000	Owned	Idle Facility	Components and Sensors
Yokohama, Japan	1,400	Leased	Sales office	Components and Sensors

Total non-manufacturing	358,700

(1)	The land and building are collateral for an unused credit facility.

(2)	These facilities are part of the D&R technology acquisition in December 2012.

CTS CORPORATION    17

(3)	Ground lease through 2017; restrictions on use and transfer apply.

(4)	Building sold and smaller amount of square footage leased back, December 2012.

(5)	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

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

In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, certain third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles. If it is determined that CTS acted negligently in selecting materials or processes where we had sole control over the selection process, in failing to meet Toyota’s specifications, or in making unapproved changes in component design or materials, and such negligence caused or contributed to a claim, we will be responsible for any judgment that may be rendered against us individually, or any portion of a judgment that may be allocated to us, but limited only to the extent of insurance collected from our insurers. Toyota would remain responsible to defend CTS in these actions and would remain responsible for any balance of the remaining liability over amounts recovered by insurance. The agreement does not, however, cover costs or liabilities in connection with government investigations, government hearings, or government recalls.

Presently, we have been served process and named as a co-defendant with Toyota in approximately thirty-six open lawsuits; we have been dismissed as a defendant from an additional thirty-three lawsuits. The claims generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many of these lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

18    CTS CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

CTS common stock is listed on the New York Stock Exchange under the symbol “CTS.” On February 14, 2013, there were approximately 1,393 common shareholders of record.

CTS pays quarterly dividends at the rate of $0.035 per share, or an annual rate of $0.14 per share. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.

Per Share Data

(Unaudited)

			Dividends Declared	Net Earnings
	High (1)	Low (1)		Basic	Diluted

2012
4th quarter	$10.66	$7.06	$0.035	$0.26	$0.25
3rd quarter	10.64	8.38	0.035	0.17	0.17
2nd quarter	11.22	8.81	0.035	0.10	0.10
1st quarter	11.03	9.17	0.035	0.07	0.07
2011
4th quarter	$10.27	$7.14	$0.035	$0.17	$0.16
3rd quarter	10.18	7.96	0.03	0.17	0.17
2nd quarter	11.10	8.74	0.03	0.12	0.12
1st quarter	12.39	10.03	0.03	0.15	0.15

(1)	The market prices of CTS common stock presented reflect the highest and lowest sales prices on the New York Stock Exchange for each quarter of the last two years.

As shown in the following table, there were CTS common stock repurchases made by the Company during the three months ended December 31, 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Plans or Program	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1 & 2)
Balance at September 30, 2012				908,814
October 1, 2012 – October 28, 2012	128,814	$8.77	128,814	780,000
October 29, 2012 – November 25, 2012	148,020	$8.33	148,020	631,980
November 26, 2012 – December 31, 2012	163,675	$8.93	163,675	468,305

(1)	In May 2008, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization had no expiration date. This repurchase program was completed in July 2012.
(2)	In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration date.

CTS CORPORATION    19

Item 6. Selected Financial Data

Five-Year Summary

(In thousands except per share data)

	2012	% of Sales	2011	% of Sales	2010	% of Sales	2009	% of Sales	2008	% of Sales

Summary of Operations
Net sales	$576,918	100.0	$588,506	100.0	$552,641	100.0	$498,982	100.0	$691,707	100.0
Cost of goods sold	475,536	82.4	478,657	81.3	432,731	78.3	400,142	80.2	554,634	80.2
Insurance recovery for business interruption	(20,893)	(3.6)	(4,082)	(0.7)	—	0.0	—	0.0	—	0.0
Selling, general and administrative expenses(1)	77,358	13.4	69,284	11.8	69,805	12.6	64,129	12.9	78,755	11.4
Research and development expenses	20,918	3.6	19,990	3.4	18,313	3.3	14,154	2.8	18,306	2.6
Insurance recovery for property damage	(1,769)	(0.3)	(6,067)	(1.0)	—	0.0	—	0.0	—	0.0
Amortization of intangible assets	3,028	0.5	2,606	0.4	2,505	0.5	2,990	0.6	3,615	0.5
Restructuring and goodwill impairment charges	6,386	1.1	2,878	0.5	1,444	0.3	35,396	7.1	5,567	0.8
Gain on sale-leaseback	(10,334)	(1.7)	—	0.0	—	0.0	—	0.0	—	0.0

Operating earnings/(loss)	26,688	4.6	25,240	4.3	27,843	5.0	(17,829)	(3.6)	30,830	4.5
Other income/(expense) — net	254	0.1	1,097	0.2	183	—	(2,585)	(0.5)	(4,575)	(0.7)

Earnings/(loss) before income taxes	26,942	4.7	26,337	4.5	28,026	5.0	(20,414)	(4.1)	26,255	3.8
Income tax expense/(benefit)	6,609	1.2	5,370	0.9	5,988	1.0	13,636	2.7	(1,807)	(0.3)

Net earnings/(loss)	20,333	3.5	20,967	3.6	22,038	4.0	(34,050)	(6.8)	28,062	4.1
Retained earnings — beginning of year	352,205		335,524		317,582		355,694		331,675
Dividends declared	(4,738)		(4,286)		(4,096)		(4,062)		(4,043)

Retained earnings—end of year	$367,800		$352,205		$335,524		$317,582		$355,694

Net earnings/(loss) per share:
Basic:	$0.60		$0.61		$0.65		$(1.01)		$0.83
Diluted:	$0.59		$0.60		$0.63		$(1.01)		$0.81

Average basic shares outstanding	33,922		34,321		34,090		33,823		33,728
Average diluted shares outstanding	34,523		35,006		34,849		33,823		37,864
Cash dividends per share (annualized)	$0.14		$0.125		$0.12		$0.12		$0.12
Capital expenditures(2)	16,323		20,307		13,271		6,537		17,647
Depreciation and amortization	19,615		17,548		17,565		19,531		24,178

Financial Position at Year End
Current assets	$309,558		$283,386		$266,655		$193,735		$225,842
Current liabilities	115,026		124,237		120,100		90,516		113,241
Current ratio	2.7 to 1		2.3 to 1		2.2 to 1		2.1 to 1		2.0 to 1
Working capital	$194,532		$159,149		$146,555		$103,219		$112,601
Inventories, net	81,752		92,540		76,885		54,348		70,867
Net property, plant and equipment	93,725		84,860		78,213		81,120		90,756
Total assets	561,176		480,815		482,584		407,657		488,442
Short-term notes payable	—		—		—		—		—
Long-term debt	153,500		74,400		70,000		50,400		79,988
Long-term obligations, including long-term debt	178,392		93,281		88,234		69,687		97,728
Shareholders’ equity	267,758		263,297		274,250		247,454		277,473
Common shares outstanding (000s)	33,433		34,066		34,197		33,893		33,711
Equity (book value) per share	$8.01		$7.73		$8.02		$7.30		$8.23

Stock price range	$11.22-7.06		$12.39-7.14		$11.84-6.81		10.62-2.11		$13.99-3.99

(1)	Excludes amortization of intangible asset

(2)	Includes capital expenditures to replace property, plant and equipment damaged in casualties of $2,859 and $4,733 in 2012 and 2011, respectively.

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary.”

20    CTS CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity, and capital resources for the three previous years is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2010-2012)” included in the 2012 Annual Report to Shareholders and is incorporated herein by reference.

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

Interest Rate Risk

We are exposed to the changes in interest rates on our revolving credit facility. There was $153.5 million and $74.4 million outstanding under our revolving credit facility at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, we had $75.0 million and $0.0 million in interest rate swaps that fix our interest cost. See Note G, “Debt,” to our consolidated financial statements for components of our long-term debt and interest rate swaps. Based on our long-term debt balance of $153.5 million at December 31, 2012, a one percentage point increase in interest rates would increase our annual interest expense by approximately $0.8 million.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Canada, China, Czech Republic, Scotland, Singapore, Switzerland, Taiwan and Thailand. As of December 31, 2012, we did not have any outstanding foreign currency forward exchange contracts.

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

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements meeting the requirements of Regulation S-X, and the “Report of our Independent Registered Public Accounting Firm,” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15(a)(1) and (2), and are included in the 2012 Annual Report to Shareholders and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

CTS CORPORATION    21

Item 9A. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

In December 2012, we acquired D&R Technology (D&R), which has facilities in Carol Stream, Illinois and Juarez, Mexico. D&R’s financial results are included in this report for the year ended December 31, 2012. Management has not made an assessment of the D&R business’ internal control over financial reporting since the date of acquisition. The D&R business’ assets and liabilities acquired were $69.0 million and $5.5 million, respectively, and the sales of D&R included in CTS’ 2012 financial statements were approximately $0.3 million. The D&R business was not included in our evaluation of the effectiveness of disclosure controls and procedures.

The report from Grant Thornton LLP on its audit of the effectiveness of CTS’ internal control over financial reporting as of December 31, 2012, is included on page 17 of Exhibit 13 of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm and is incorporated herein by reference. The Report of Management on Internal Control over Financial Reporting, which can be found following the signature page of this Annual Report on Form 10-K, is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

22    CTS CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION    23

PART IV

Item 15.	Exhibits and Financial Statements Schedules

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3) Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS Corporation, File No. 1-4639.

(2)(i)	Membership Interest Purchase Agreement dated December 21, 2012 between CTS Corporation, Wanxiang Product Development Corp., RB D&R, LLC and Anthony Urban (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on December 26, 2012).

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the SEC on September 1, 1998).

(3)(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K, filed with the SEC on February 8, 2010).

(10)(a)	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 12, 2008).

(10)(b)	CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed with the SEC on April 23, 2003).*

(10)(c)	Amendment to the CTS Corporation Stock Retirement Plan for Non-Employee Directors, dated as of December 1, 2004 (incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 4, 2005).

(10)(d)	CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on February 14, 2003).*

(10)(e)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the SEC on July 25, 2003).*

(10)(f)	CTS Corporation 2004 Omnibus Long-term Incentive Plan and Incentive Stock Option Agreement (incorporated by reference to the Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, filed with the SEC on October 19, 2004).*

(10)(g)	Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 27, 2006).*

(10)(h)	Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed with the SEC on April 26, 2006).*

(10)(i)	Credit Agreement, dated as of November 18, 2010, by and among CTS Corporation, the Lenders named therein and Harris N.A. as L/C Issuer, and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K, filed with the SEC on November 22, 2010).

(10)(j)	First amendment to credit agreement dated as of January 10, 2012, by and among CTS Corporation, the lenders name therein and Harris N.A. as L/C issuer and administrative agent (incorporated by reference to Exhibit 10(a) to the current report on Form 8-K filed with the SEC on January 11, 2012).

(10)(k)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the SEC on May 15, 2007).*

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

(10)(m)

Performance Share Agreement between CTS Corporation and Vinod M. Khilnani, dated August 1, 2007

(incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended

September 30, 2007, filed with the SEC on October 24, 2007).*

(10)(n)

Prototype Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(d) to the

Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on

October 24, 2007).*

(10)(o)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 23, 2009).*

(10)(p)	2009-2010 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, filed with the SEC on April 29, 2009).*

(10)(q)	CTS Corporation 2009 Omnibus Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(r)	2010 — 2011 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, filed with the SEC on April 28, 2010).*

(10)(s)	Form Restricted Stock Unit Agreement (Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(t)	Form Restricted Stock Unit Agreement (Cash) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(u)	CTS Corporation Executive Severance Policy, effective as of September 10, 2009 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed with the SEC on October 28, 2009).*

(10)(v)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011).*

(10)(w)	Letter Agreement dated February 19, 2010 by and among CTS Corporation, Toyota Motor Sales, U.S.A. Inc., Toyota Canada Inc. and Toyota Motor Engineering & Manufacturing North America, Inc. (incorporated by reference to Exhibit 10(a) to the Quarterly Report on form 10-Q for the quarter ended October 3, 2010, filed with the SEC October 27, 2010).

(10)(x)	Prototype Change in Control Agreement (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012).*

(10)(y)	2011- 2012 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 3, 2011, filed with the SEC on April 27, 2011). *

(10)(z)	Agreement, dated as of March 27, 2012, by and between CTS Corporation and Vinod M. Khilnani (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 30, 2012).*

(10)(aa)	CTS Corporation Management Incentive Plan, approved by the shareholders on May 23, 2012 (incorporated by reference to Appendix A to the Proxy Statement for the 2012 Annual Meeting of Shareholders, filed with the SEC on April 17, 2012).*

(10)(bb)	2012-2013 Performance Restricted Stock Unit Plan. *

(10)(cc)	CTS Corporation 2013–2015 CEO Performance Restricted Stock Unit Plan, dated February 8, 2013. *

(13)	Portions of the 2012 Annual Report to shareholders incorporated herein.

(21)	Subsidiaries.

CTS CORPORATION    25

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.XML**	XBRL Instance Document

101.XSD**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

26    CTS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation

Date: February 25, 2013	By:	/s/Thomas A. Kroll
Thomas A. Kroll Vice President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2013	By:	/s/ Kieran M. O’Sullivan
Kieran M. O’Sullivan Director, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2013	By:	/s/ Vinod M. Khilnani
Vinod M. Khilnani Executive Chairman of the Board

Date: February 25, 2013	By:	/s/ Thomas G. Cody
Thomas G. Cody Lead Director

Date: February 25, 2013	By:	/s/ Walter S. Catlow
Walter S. Catlow Director

Date: February 25, 2013	By:	/s/ Lawrence J. Ciancia
Lawrence J. Ciancia Director

Date: February 25, 2013	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 25, 2013	By:	/s/ Michael A. Henning
Michael A. Henning Director

Date: February 25, 2013	By:	/s/ Gordon Hunter
Gordon Hunter Director

Date: February 25, 2013	By:	/s/ Diana M. Murphy
Diana M. Murphy Director

CTS CORPORATION    27

Date: February 25, 2013	By:	/s/ Robert A. Profusek
Robert A. Profusek Director

Date: February 25, 2013	By:	/s/ Thomas A. Kroll
Thomas A. Kroll Vice President and Chief Financial Officer (Principal Accounting Officer)

28    CTS CORPORATION

F O R M    1 0 - K    —    I T E M    15    ( a )    (1)    A N D    (2)    A N D    I T E M    1 5     ( c )

CTS CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2012 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated Statements of Earnings — Years ended December 31, 2012, December 31, 2011 and December 31, 2010

Consolidated Statements of Comprehensive Earnings/(Loss) — Years ended December 31, 2012, December 31, 2011 and December 31, 2010

Consolidated Balance Sheets — December 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows — Years ended December 31, 2012, December 31, 2011 and December 31, 2010

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2012, December 31, 2011 and

December 31, 2010

Notes to consolidated financial statements

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

CTS CORPORATION    29

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

In December 2012, we acquired D&R Technology (D&R), which has facilities in Carol Stream, Illinois and Juarez, Mexico. D&R’s financial results are included in this report for the year ended December 31, 2012. Management has not made an assessment of the D&R business’ internal control over financial reporting since the date of acquisition. The D&R business’ assets and liabilities acquired were $69.0 million and $5.5 million, respectively, and the sales of D&R included in CTS’ 2012 financial statements were approximately $0.3 million. The D&R business was not included in our evaluation of the effectiveness of disclosure controls and procedures.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management determined that its internal control over financial reporting, excluding the D&R Technology business described above, was effective as of December 31, 2012. Grant Thornton LLP, an independent registered public accounting firm, has audited CTS’ internal control over financial reporting as of December 31, 2012, as stated in their report which is included herein.

CTS Corporation

Elkhart, Indiana

February 25, 2013

/s/ Kieran M. O’Sullivan

Kieran M. O’Sullivan President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas A. Kroll

Thomas A. Kroll Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ Vinod M. Khilnani

Vinod M. Khilnani Executive Chairman of the Board

30    CTS CORPORATION