Form 10-Q
period 2013-03-31
CTS CORP
filed 2013-04-25
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2013: 33,520,551.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net sales	$149,512	$146,969
Costs and expenses:
Cost of goods sold	118,332	124,920
Insurance recovery for business interruption - casualties	—	(3,627)
Selling, general, and administrative expenses	21,407	19,404
Research and development expenses	6,252	6,109
Insurance recovery for property damage - casualties	—	(1,769)
Restructuring and impairment charge – Note M	559	—

Operating earnings	2,962	1,932

Other (expense)/income:
Interest expense	(915)	(659)
Interest income	413	449
Other	298	575

Total other (expense)/income	(204)	365

Earnings before income taxes	2,758	2,297
Income tax (benefit)/expense	(810)	14

Net earnings	$3,568	$2,283

Net earnings per share - Note J
Basic	$0.11	$0.07

Diluted	$0.10	$0.07

Cash dividends declared per share	$0.035	$0.035

Average common shares outstanding:
Basic	33,523	34,106
Diluted	34,176	34,718

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net earnings	$3,568	$2,283
Other comprehensive (loss)/earnings:
Cumulative translation adjustment, net of tax of $534 and tax benefit of $335	(1,741)	1,162
Defined benefit and post-retirement benefit plans:
Amortization of prior service cost included in net periodic pension costs, net of tax of $59 and $59	91	92
Amortization of loss included in net periodic pension costs, net of tax of $774 and $606	1,245	980
Foreign exchange impact, net of tax of $74 and tax benefit of $42	207	(114)

Reclassification adjustments included in net earnings– defined benefit and post-retirement benefit plans	1,543	958

Unrealized gain on interest swaps treated as cash flow hedges:
Unrealized holding gains arising during period, net of tax of $14	22	–
Reclassification adjustments for losses included in net earnings, net of tax of $30	47	–

Net change in unrealized holding loss on interest rate swaps	69	–

Other comprehensive (loss)/earnings	(129)	2,120

Comprehensive earnings	$3,439	$4,403

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands of dollars except share amounts)

	(Unaudited) March 31, 2012	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$109,432	$109,571
Accounts receivable, less allowances (2013 - $747; 2012 - $811)	93,730	89,342
Inventories - Note D	82,144	81,752
Other current assets	29,741	28,633

Total current assets	315,047	309,298
Property, plant and equipment, less accumulated depreciation (2013 - $235,382; 2012 - $240,693)	94,115	93,725
Other Assets
Goodwill – Note L	35,156	35,156
Other indefinite-lived intangible asset – Note L	820	820
Other intangible assets, net – Note L	45,785	47,538
Deferred income taxes	72,207	73,158
Other	1,420	1,484

Total other assets	155,388	158,156

Total Assets	$564,550	$561,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$68,328	$67,973
Accrued liabilities	40,066	47,056

Total current liabilities	108,394	115,029
Long-term debt - Note E	164,000	153,500
Other long-term obligations	22,434	24,892
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 55,495,710 shares issued at March 31, 2013 and 55,263,082 shares issued at December 31, 2012	294,288	291,512
Additional contributed capital	37,979	40,008
Retained earnings	370,194	367,800
Accumulated other comprehensive loss	(120,733)	(120,604)

	581,728	578,716
Cost of common stock held in treasury (2013 – 21,935,218 and 2012 – 21,829,954 shares)	(312,006)	(310,958)

Total shareholders’ equity	269,722	267,758

Total Liabilities and Shareholders’ Equity	$564,550	$561,179

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net earnings	$3,568	$2,283
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,886	4,790
Prepaid pension asset	—	(1,702)
Equity-based compensation – Note B	1,318	1,214
Amortization of retirement benefit adjustments – Note F	2,168	1,734
Restructuring charge – Note M	559	—
Insurance recovery for business interruption and property damage - casualties	—	(5,396)
Insurance proceeds for business interruption and property damage other than property, plant and equipment - casualties	—	4,966
Other	(2,235)	(212)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(4,929)	1,394
Inventories	(28)	2,886
Other current assets	(1,354)	(429)
Accounts payable and accrued liabilities	(8,441)	(15,634)

Total adjustments	(7,056)	(6,389)

Net cash used in operating activities	(3,488)	(4,106)
Cash flows from investing activities:
Proceeds from sale of assets	70	—
Capital expenditures	(4,699)	(4,369)
Capital expenditures to replace property, plant and equipment damaged in casualties	—	(1,766)
Insurance proceeds for property, plant and equipment damaged in casualties	—	2,250
Payment for acquisition, net of cash acquired	—	(14,689)

Net cash used in investing activities	(4,629)	(18,574)
Cash flows from financing activities:
Payments of long-term debt – Note E	(1,206,100)	(1,301,300)
Proceeds from borrowings of long-term debt – Note E	1,216,600	1,335,600
Payments of short-term notes payable	(528)	(1,284)
Proceeds from borrowings of short-term notes payable	528	1,284
Purchase of treasury stock	(1,048)	(2,734)
Dividends paid	(1,171)	(1,193)
Exercise of stock options	266	710
Other	42	78

Net cash provided by financing activities	8,589	31,161
Effect of exchange rate on cash and cash equivalents	(611)	(452)

Net (decrease)/increase in cash and cash equivalents	(139)	8,029
Cash and cash equivalents at beginning of year	109,571	76,412

Cash and cash equivalents at end of period	$109,432	$84,441

Supplemental cash flow information – outstanding
Cash paid during the period for:
Interest	$659	$537
Income taxes—net	$1,295	$1,007

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

NOTE A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTE B – Equity-Based Compensation

At March 31, 2013, CTS had five equity-based compensation plans: the 1996 Stock Option Plan (“1996 Plan”), the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”). All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

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

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three months ended March 31, 2013 and April 1, 2012 relating to equity-based compensation plans:

($ in thousands)	March 31, 2013	April 1, 2012
Restricted stock units	$1,318	$1,214

The following table summarizes the status of these plans as of March 31, 2013:

	2009 Plan	2004 Plan	2001 Plan	1996 Plan
Awards originally available	3,400,000	6,500,000	2,000,000	1,200,000
Stock options outstanding		194,300	102,300	33,750
Restricted stock units outstanding	784,164	101,223
Options exercisable		194,300	102,300	33,750
Awards available for grant	1,628,220	262,686

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

A summary of the status of stock options as of March 31, 2013 and April 1, 2012, and changes during the three-month periods then ended, is presented below:

	March 31, 2013		April 1, 2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	392,550	$10.91	728,050	$10.24
Exercised	(45,800)	$8.41	(79,122)	$8.57
Expired	(15,400)	$7.75	(11,000)	$16.22
Forfeited	(1,000)	$9.78	(9,650)	$9.52

Outstanding at end of period	330,350	$11.40	628,278	$10.36

Exercisable at end of period	330,350	$11.40	628,278	$10.36

The total intrinsic value of share options exercised during the quarter ended March 31, 2013 was $93,000. The total intrinsic value of share options exercised during the quarter ended April 1, 2012 was $138,000.

The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2013 and April 1, 2012 were 1.5 years and 1.8 years, respectively. The aggregate intrinsic values of options outstanding and options exercisable at March 31, 2013 and April 1, 2012 were approximately $73,000 and $547,000, respectively.

There are no unvested stock options at March 31, 2013.

The following table summarizes information about stock options outstanding at March 31, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/13	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 9.78 – 11.11	244,050	1.13	$10.49
$ 13.68 – 16.24	86,300	2.50	$13.97

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. A summary of the status of RSUs as of March 31, 2013 and April 1, 2012, and changes during the three-month periods then ended is presented below:

	March 31, 2013		April 1, 2012
	RSUs	Weighted- average Grant-Date Fair Value	RSUs	Weighted- average Grant-Date Fair Value
Outstanding at beginning of year	751,798	$9.82	701,449	$9.35
Granted	336,100	$10.17	221,250	$10.46
Converted	(199,811)	$9.88	(144,533)	$9.55
Forfeited	(2,700)	$10.45	(8,897)	$9.19

Outstanding at end of period	885,387	$9.94	769,269	$9.63

Weighted-average remaining contractual life	7.5 years		7.3 years

CTS recorded compensation expense of approximately $824,000 and $752,000 related to service-based restricted stock units during the three months ended March 31, 2013 and April 1, 2012, respectively.

As of March 31, 2013, there was approximately $4,486,000 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

On February 3, 2011, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 53,200 units in 2013 subject to certification of the 2012 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets. No awards were awarded as the targets were not met.

On February 8, 2012, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 45,850 units in 2014 subject to certification of the 2013 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

On February 8, 2012, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero to 200% of the target amount of 39,300 units in 2014 subject to certification of the 2013 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of certain cash flow targets.

On February 11, 2013, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 77,700 units in 2016 subject to certification of the 2015 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

On February 11, 2013, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero to 200% of the target amount of 66,600 units in 2016 subject to certification of the 2015 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of certain cash flow targets.

CTS recorded compensation expense of approximately $294,000 and $230,000 related to performance-based restricted stock units during the three months ended March 31, 2013 and April 1, 2012, respectively. As of March 31, 2013 there was approximately $2,079,000 of unrecognized compensation cost related to performance-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

On February 3, 2011, CTS granted market-based restricted stock unit awards for certain executives and key employees. Vesting may occur in the range from zero percent to 200% of the target amount of 79,800 units in 2013. Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates. On February 11, 2013, 80,940 units were earned and awarded.

On February 8, 2012, CTS granted market-based restricted stock unit awards for certain executives and key employees. Vesting may occur in the range from zero percent to 200% of the target amount of 45,850 units in 2014. Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates.

On February 11, 2013, CTS granted market-based restricted stock unit awards for certain executives and key employees. Vesting may occur in the range from zero percent to 200% of the target amount of 77,700 units in 2016. Vesting is dependent upon CTS total stockholder return relative to 20 enumerated peer group companies’ stockholder return rates.

On February 11, 2013, CTS granted a market-based restricted stock award to an executive officer. Vesting may occur in the range from zero percent to 200% of the target amount of 32,500 units in 2016. Vesting is dependent upon CTS total stockholder return relative to 20 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $200,000 and $232,000 related to market-based restricted stock units during the three months ended March 31, 2013 and April 1, 2012, respectively. As of March 31, 2013, there was approximately $1,540,000 of unrecognized compensation cost related to market-based RSUs. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS stock. The Directors’ Plan was frozen effective December 1, 2004. All future grants will be from the 2009 Plan.

NOTE C – Acquisition

In December 2012, CTS acquired D&R Technology (“D&R”), a privately-held company located in Carol Stream, Illinois and Juarez, Mexico for $63.5 million. D&R is a leading manufacturer of custom designed sensors, switches and electromechanical assemblies primarily serving the automotive light-vehicle market. This acquisition expands CTS’ strategic automotive sensor product platform with new customers and a broader product portfolio. The acquisition also diversifies CTS’ Components and Sensors segment and brings new growth opportunities from sensor applications for safety systems and vehicle chassis management. Additionally, D&R brings strong sensor design and development engineering capabilities to complement CTS’ engineering team.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Estimated Fair Values
($ in thousands)	At December 21, 2012
Current assets	$13,839
Property, plant and equipment	8,635
Goodwill	26,991
Amortizable intangible assets	18,330
In-process research and development	500
Other assets	678

Fair value of assets acquired	68,973
Less fair value of liabilities acquired	(5,473)

Net cash paid	$63,500

Included in current assets is the fair value of accounts receivable of $7,693,000. Goodwill recorded in connection with the above acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business. The goodwill is deductible for tax purposes over a 15-year period.

The following table summarizes the net sales and earnings before income taxes of D&R that is included in CTS’ Condensed Consolidated Statements of Earnings for the three months ended March 31, 2013:

($ in thousands)	March 31, 2013
Net Sales	$12,702
Income before income taxes	$150

The D&R acquisition is accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on the fair market values on the date of acquisition. CTS determines the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired and liabilities assumed. During the quarter ended March 31, 2013, the Company recorded a measurement period adjustment as a result of additional information provided by CTS’ external valuation consultants. This adjustment increased amortizable intangible assets by $1,457,000. Other measurement period adjustments were recorded for accounts receivable and accounts payable to reflect fair market values on the date of acquisition, which resulted in a decrease of $260,000 and an increase of $3,000, respectively. The net effect of these measurement period adjustments reduced goodwill by $1,194,000. The allocations for goodwill and other intangible assets is based on historical experience and third party evaluation. The allocations pertaining to goodwill and other intangible assets will be finalized in 2013.

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

The Valpey-Fisher acquisition was accounted for using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets and liabilities based on the fair market values on the date of acquisition. CTS determined the purchase price allocations on the acquisition based on the fair values of the assets acquired and liabilities assumed. CTS finalized the purchase price allocation at December 31, 2012.

The following table summarizes the pro-forma combined net sales and earnings before income taxes of CTS, D&R and Valpey-Fisher on a pro forma basis as if the acquisition date had occurred on January 1, 2011:

April 1, 2012
($ in thousands)	(Unaudited Proforma)
Net Sales	$161,120
Earnings before income taxes	$3,075

NOTE D – Inventories

Inventories consist of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Finished goods	$13,877	$16,267
Work-in-process	15,246	15,860
Raw materials	53,021	49,625

Total inventories	$82,144	$81,752

NOTE E – Debt

On January 10, 2012, CTS amended its November 18, 2010 unsecured revolving credit facility. This amendment provided for an increase in the revolving credit facility to $200 million and increased the accordion feature, whereby CTS can expand the facility to $300 million, subject to participating banks’ approval. Additionally, among other covenants, the amendment reduced the applicable margin by 25 basis points, increased the total consideration the company may pay for non-U.S. based acquisitions, and extended the term of the credit facility through January 10, 2017.

Long-term debt was comprised of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Revolving credit facility, weighted-average interest rate of 1.8% (2013), and 1.8% (2012) due in 2017	$164,000	$153,500

There was $164.0 million outstanding under the $200 million revolving credit facility at March 31, 2013, and $153.5 million at December 31, 2012. The Company had $33.4 million available under the $200 million credit facility at March 31, 2013, net of standby letters of credit of $2.6 million, and $43.9 million available at December 31, 2012, net of standby letters of credit of $2.6 million. Interest rates on the revolving credit facility fluctuate based upon London Interbank Offered Rate and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio and was 0.35 percent and 0.30 percent per annum at March 31, 2013 and April 1, 2012, respectively. The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at March 31, 2013. The revolving credit facility requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving facility contains restrictions limiting CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and make stock repurchases and dividend payments.

CTS uses interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. In the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50 million of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $25 million of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense for the related line of credit when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. An unrealized gain of approximately $36,000 was recorded in Other Comprehensive Income for the three months ended March 31, 2013. Approximately $304,000 was recorded as accrued liabilities and $1,216,000 recorded as a non-current liability in other long-term obligations on the Condensed Consolidated Balance Sheets. CTS also reclassed approximately $77,000 of realized loss out of other comprehensive income to interest expense for the quarter ended March 31, 2013.

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

NOTE F – Retirement Plans

Net pension expense/(income) for the three months ended March 31, 2013 of $545,000 and April 1, 2012 of $106,000 for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Service cost	$648	$683	$28	$31
Interest cost	2,711	2,991	132	142
Expected return on plan assets (1)	(5,042)	(5,376)	(100)	(109)
Amortization of prior service cost	149	151	—	—
Amortization of loss	1,921	1,519	98	74

Expense/(income), net	$387	$(32)	$158	$138

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net post retirement expense for the three months ended March 31, 2013 and April 1, 2012 for our post-retirement plan includes the following components:

	Three Months Ended
($ in thousands)	March 31, 2013	April 1, 2012
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$2	$2
Interest cost	56	64
Amortization of gain	—	(10)

Postretirement expense	$58	$56

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K. Management evaluates performance based upon segment operating earnings/(loss) before restructuring and impairment charge, interest expense, interest income, other non-operating income/(expense), and income tax expense.

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	Components and Sensors	EMS	Total
First Quarter of 2013
Net sales to external customers	$98,062	$51,450	$149,512

Segment operating earnings before corporate and shared services charges	10,382	1,063	11,445
Corporate and shared services charges	(5,979)	(1,682)	(7,661)

Segment operating earnings/(loss)	4,403	(619)	3,784

Total assets	450,827	113,723	564,550
First Quarter of 2012
Net sales to external customers	$76,418	$70,551	$146,969

Segment operating earnings before corporate and shared services charges	7,344	455	7,799
Corporate and shared services charges	(4,324)	(1,543)	(5,867)

Segment operating earnings/(loss) (1)	3,020	(1,088)	1,932

Total assets	357,687	150,979	508,666

(1)	EMS segment’s operating loss of $(1,088) includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility.

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated earnings before income taxes is shown in the following table for three-month periods then ended:

($ in thousands)	March 31, 2013	April 1, 2012
Total segment operating earnings	$3,784	$1,932
Restructuring and restructuring-related charges — Components and Sensors	(227)	—
Restructuring and restructuring-related charges — EMS	(595)	—
Interest expense	(915)	(659)
Interest income	413	449
Other income	298	575

Earnings before income taxes	$2,758	$2,297

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

Certain other claims are pending against CTS with respect to matters arising out of the ordinary conduct of the Company’s business. These claims, in the opinion of management, based upon past experience and presently available information, either adequate provision for anticipated costs has been reserved or the ultimate anticipated costs will not materially affect CTS’ consolidated financial position, results of operations, or cash flows.

Scotland EMS Manufacturing Facility Fire

During the second quarter of 2011, a fire occurred at the Company’s Scotland EMS manufacturing facility. The fire damaged approximately $1.6 million of inventory and $0.2 million of machinery and equipment at net book value. Property insurance coverage with a $0.1 deductible had substantially covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. Business interruption insurance had substantially covered the lost sales impact and related fixed costs in 2011.

In the first quarter of 2012, CTS recovered approximately $0.8 million from the Company’s insurance carriers and recorded a recovery of approximately $0.6 million for business interruption in CTS’ Condensed Consolidated Statements of Earnings for the quarter ended April 1, 2012 after deducting $0.1 million for certain expenses and relieving the insurance receivable of approximately $0.1 million at December 31, 2011. All claims were settled in 2012 with CTS’ insurance carrier.

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, CTS’ Thailand EMS manufacturing facility was flooded. The flood damaged approximately $0.8 million of inventory and $0.5 million of fixed assets. CTS also incurred approximately $2.5 million of fixed costs at this facility. Local property insurance covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. CTS also had business interruption insurance under these policies that covers the lost sales impact and fixed costs. The maximum amount covered under the local insurance policy was approximately $2.4 million.

In the first quarter of 2012, CTS received cash of approximately $7.2 million from the Company’s insurance carriers. Out of the $7.2 million cash, approximately $4.4 million was for business interruption and the remaining $2.8 million was for the reimbursement of costs related to property damage. Part of the cash received was to relieve the insurance receivable balance of $2.4 million recorded at December 31, 2011. Consequently, CTS recorded a recovery of approximately $3.0 million for business interruption and $1.8 million for property damage in CTS’ Condensed Consolidated Statements of Earnings for the quarter ended April 1, 2012. All claims were settled in 2012 with CTS’ insurance carrier.

NOTE I—Fair Value Measurement

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of March 31, 2013:

($ in thousands)	Carrying Value at March 31, 2013	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Quarter Ended March 31, 2013
Interest rate swap – cash flow hedge	$1,520	$—	$1,520	$—	$77

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy. $304,000 of the fair value of these swaps is classified as a current liability and the remaining $1,216,000 is classified as a non-current liability on CTS’ Condensed Consolidated Balance Sheets.

CTS’ long-term debt consists of a revolving debt facility. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information and approximates carrying value.

NOTE J –Earnings Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations. Basic earnings per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. All anti-

dilutive shares are excluded from the computation of diluted earnings per share. The calculations below provide net earnings, weighted average common shares outstanding, and earnings per share for both basic and diluted EPS for the three months ended March 31, 2013 and April 1, 2012.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2013
Basic earnings per share	$3,568	33,523	$0.11
Effect of dilutive securities:
Equity-based compensation plans		653

Diluted earnings per share	$3,568	34,176	$0.10

First Quarter 2012
Basic earnings per share	$2,283	34,106	$0.07

Effect of dilutive securities:
Equity-based compensation plans		612

Diluted earnings per share	$2,283	34,718	$0.07

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2013 and 2012 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended
(Number of shares in thousands)	March 31, 2013	April 1, 2012
Stock options	219	282

NOTE K – Treasury Stock

Common stock held in treasury totaled 21,935,218 shares with a cost of $312.0 million at March 31, 2013 and 21,829,954 shares with a cost of $311.0 million at December 31, 2012. Approximately 8.1 million shares are available for future issuances.

In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first three months of 2013, 105,264 shares were repurchased.

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	March 31, 2013		December 31, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$62,014	$(26,015)	$62,014	$(25,084)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	11,280	(1,494)	11,280	(672)

Total	83,613	(37,828)	83,613	(36,075)
In-process research & development	820	—	820	—
Goodwill	35,156	—	35,156	—

Total other intangible assets and goodwill	$119,589	$(37,828)	$119,589	$(36,075)

During the quarter ended March 31, 2013, CTS retrospectively adjusted to provisional amounts recognized at the acquisition date for the D&R acquisition in December 2012. Customer lists/relationships were reduced by $7,988,000, other intangibles was increased by $9,445,000 and goodwill was reduced by $1,194,000 as a result of additional information provided by CTS’ external valuation consultants. The D&R allocations pertaining to goodwill and other intangible assets will be finalized in 2013. See Note C for further discussion.

Of the net intangible assets excluding goodwill and in-process research and development at March 31, 2013, $41.1 million relates to the Components and Sensors segment and $4.7 million relates to the EMS segment. The in-process research and development intangible at March 31, 2013 relates to the Components and Sensors Segment. Of the goodwill at March 31, 2013, $34.7 million relates to Components and Sensors segment and $0.5 million relates to the EMS segment. Of the goodwill at December 31, 2012, $35.9 relates to Components and Sensors and $0.5 million relates to the EMS segment.

CTS recorded amortization expense of $1.8 million during the three month period ended March 31, 2013 and $0.8 million during the three month period ended April 1, 2012. The weighted average remaining amortization period for the amortizable intangible assets is 11.7 years. The weighted average remaining amortization period for customer lists/relationships is 12.4 years and for the other intangibles is 9.2 years. CTS estimates remaining amortization expense of $3.8 million in 2013, $4.8 million in 2014, $4.6 million in 2015, $4.3 million in 2016, $4.2 million in 2017 and $24.1 million thereafter.

NOTE M – Restructuring Charges

During December of 2012, CTS realigned its operations to suit the business needs of the Company. These realignment actions resulted in the elimination of approximately 190 positions. These actions were completed as of March 31, 2013. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through March 31, 2013:

($ in millions) December 2012 Plan	Planned Costs	Actual incurred through March 31, 2013
Workforce reduction	$1.7	$1.8
Asset impairment charge	1.1	1.1
Other charge	0.3	0.4

Restructuring and impairment charges	$3.1	$3.3

Inventory write-down	$0.5	$0.5
Equipment relocation	0.1	0.3
Other charges	0.4	0.1

Restructuring-related charges	$1.0	$0.9

Total restructuring and restructuring-related charges	4.1	4.2

Approximately $0.8 million of the restructuring and restructuring-related charges of $4.2 million were incurred in the first quarter of 2013. $0.6 million of these charges related to the EMS segment and $0.2 million relates to the Components and Sensors segment. Restructuring and impairment charges are reported on a separate line on the Consolidated Statements of Earnings. Restructuring-related charges are reported as a component of Cost of Goods Sold on the Consolidated Statements of Earnings.

The following table displays the restructuring reserve activity related to the realignment for the period ended December 31, 2012:

($ in millions) December 2012 Plan
Restructuring liability at January 1, 2013	$1.6
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	0.8
Cost paid	(2.0)

Restructuring liability at March 31, 2013	$0.4

Note N – Other Comprehensive Income

The following table displays the changes in Accumulated Other Comprehensive Income by components for the three months ended March 31, 2013 (all amounts are stated net of tax):

($ in thousands)	Cumulative translation adjustment	Defined benefit pension items	Unrealized gains and losses on cash flow hedges	Total
Accumulated other comprehensive income - balance at January 1, 2013	$1,219	$(120,843)	$(980)	$(120,604)
Other comprehensive earnings before reclassifications	(1,741)	—	22	(1,719)
Amounts reclassified from accumulated other comprehensive income (1)	—	1,543	47	1,590

Net current period other comprehensive income	$(1,741)	$1,543	$69	$(129)

Accumulated other comprehensive income - balance at March 31, 2013	$(522)	$(119,300)	$(911)	$(120,733)

(1)

Includes $2,019 of actuarial loss that was reclassified to Cost of goods sold $700, Selling, general and administrative expenses $938 and Research and development expenses $381 on CTS’ Condensed Consolidated Statements of Earnings. The tax impact of this reclassification was $774.

Note O – Recent Accounting Pronouncements

ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which requires an entity to release any related cumulative translation adjustment into net income when the entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights). Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This amendment also clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. These provisions are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. CTS is in the process of evaluating the impact of these provisions on the Company’s consolidated financial statements. The Company does not expect these provisions to have a material impact on CTS’ financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the businesses in which CTS operates; unanticipated issues in integrating acquisitions; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other risks and uncertainties are discussed in further detail in Item 1.A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Overview

CTS Corporation (“we”, “our”, “us”) is a global manufacturer of electronic components and sensors used primarily in the automotive, communications, and defense and aerospace markets. We also provide electronic manufacturing solutions, including design and supply chain management functions, primarily serving the defense and aerospace, communications, industrial and medical markets under contract arrangements with original equipment manufacturers.

As discussed in more detail throughout the MD&A:

•

Sales in the first quarter of 2013 of $149.5 million were reported through two segments, Components and Sensors and Electronic Manufacturing Services (“EMS”). Sales increased by $2.5 million, or 1.7%, in the first quarter of 2013 from the first quarter of 2012. Sales in the Components and Sensors segment increased by 28.3% versus the first quarter of 2012, while net sales in the EMS segment decreased by 27.1%.

•

Gross margin as a percent of sales was 20.9% in the first quarter of 2013 compared to 15.0% in the first quarter of 2012. The increase in gross margin primarily resulted from the favorable segment mix as the Components and Sensors segment percent of total sales increased to 65.6% of consolidated sales from 52.0% in the same period of 2012, and the first quarter 2012 expenses and lost margin of approximately $6.2 million related to the flood at our Thailand facility and the fire at our Scotland facility.

•

Insurance recovery for business interruption due to the flood at our Thailand facility and the fire at our Scotland facility totaled $3.6 million in the first quarter of 2012. This recovery partially offset related expenses that negatively impacted our gross margin. There were no insurance recoveries for business interruption in the first quarter 2013 as all recoveries were completed in 2012.

•	Selling, general and administrative (“SG&A”) expenses were $21.4 million, or 14.3% of sales, in the first quarter of 2013 versus $19.4 million, or 13.2% of sales, in the first quarter of 2012.

•	Research and development (“R&D”) expenses were $6.3 million, or 4.2% of sales, in the first quarter of 2013 compared to $6.1 million, or 4.2% of sales, in the first quarter of 2012.

•

Insurance recovery for property damage due to the flood at our Thailand facility was $1.8 million in the first quarter of 2012. There were no insurance recoveries for property damage in the first quarter of 2013 as all recoveries were completed in 2012.

Interest and other expense was $0.2 million in the first quarter of 2013 compared to income of $0.4 million in the same quarter of 2012.

•	Income tax benefit was $0.8 million and the effective tax rate was (29.4%) in the first quarter of 2013, versus an insignificant tax expense and effective tax rate in the first quarter of 2012.

•	Net earnings were $3.6 million, or $0.10 per diluted share, in the first quarter of 2013. This compares with $2.3 million, or $0.07 per diluted share, in the first quarter of 2012.

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

In the first quarter of 2013, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of First Quarter 2013 and First Quarter 2012

Segment Discussion

Refer to Note G, “Segments,” for a description of our segments.

The following table highlights the segment results for the quarters ending March 31, 2013 and April 1, 2012:

($ in thousands)	Components and Sensors	EMS	Total
First Quarter 2013
Sales to external customers	$98,062	$51,450	$149,512
Segment operating earnings before corporate and shared services charges	$10,382	$1,063	$11,445
Corporate and shared services charges	(5,979)	(1,682)	(7,661)

Segment operating earnings/(loss)	$4,403	$(619)	$3,784

% of Sales	4.5%	(1.2)%	2.5%
First Quarter 2012
Sales to external customers	$76,418	$70,551	$146,969
Segment operating earnings before corporate and shared services charges	$7,344	$455	$7,799
Corporate and shared services charges	(4,324)	(1,543)	(5,867)

Segment operating earnings/(loss) (1)	$3,020	$(1,088)	$1,932

% of Sales	4.0%	(1.5)%	1.3%

(1)	EMS segment’s operating loss of $(1,088) includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility.

Sales in the Components and Sensors segment increased $21.6 million, or 28.3%, from the first quarter of 2012. The increase in sales was primarily attributable to a $17.4 million increase in sales to automotive markets due to incremental sales of $12.7 million from the acquisition of D&R Technology, and sales of $7.3 million from the recently-launched smart actuator product, partially offset by lower sales of $2.6 million in all other automotive products, mainly pedal modules. Sales of electronic components increased $4.2 million, or 14.8%, driven by higher sales of $3.5 million of piezoceramic products mainly for hard disk drive applications.

The Components and Sensors segment recorded operating earnings of $4.4 million in the first quarter of 2013 versus $3.0 million in the first quarter of 2012. The favorable earnings change resulted primarily from higher sales, including the D&R Technology acquisition, partially offset by Chief Executive Officer (“CEO”) transition costs.

Sales in the EMS segment decreased $19.1 million, or 27.1%, in the first quarter of 2013 from the first quarter of 2012. Sales decreased $14.3 million in the defense and aerospace market, $7.1 million in the industrial market, $1.0 million in the medical market and $0.4 million in the computer market partially offset by higher sales of $3.7 million in the communications market.

EMS segment operating loss was $0.6 million in the first quarter of 2013 versus an operating loss of $1.1 million in the first quarter of 2012. Despite lower sales volume, the earnings change was favorable primarily due to lower net expenses related to the flood at our Thailand facility.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2013 and April 1, 2012:

	Quarter ended
($ in thousands, except net earnings per share)	March 31, 2013	April 1, 2012	Increase (Decrease)
Sales	$149,512	$146,969	$2,543
Gross margin (1)	$31,180	$22,049	$9,131
% of sales	20.9%	15.0%	5.9%
Insurance recovery for business interruption	$—	$(3,627)	$(3,627)
Selling, general and administrative expenses	$21,407	$19,404	$2,003
% of sales	14.3%	13.2%	1.1%
Research and development expenses	$6,252	$6,109	$143
% of sales	4.2%	4.2%	—%
Insurance recovery for property damage	$—	$(1,769)	$(1,769)
Restructuring charge	$559	$—	$559
Operating earnings	$2,962	$1,932	$1,030
% of sales	2.0%	1.3%	0.7%
Interest and other (expense)/income	$(204)	$365	$(569)
Income tax (benefit)/expense	$(810)	$14	$(824)
Net earnings	$3,568	$2,283	$1,285
% of sales	2.4%	1.6%	0.8%
Net earnings per diluted share	$0.10	$0.07	$0.03

(1)	Gross margin included $264 of restructuring-related costs.

Sales of $149.5 million in the first quarter of 2013 increased $2.5 million, or 1.7%, from the first quarter of 2012 attributable to higher Component and Sensor segment sales of $21.6 million, offset by lower EMS segment sales of $19.1 million.

Gross margin as a percent of sales was 20.9% in the first quarter of 2013 compared to 15.0% in the first quarter of 2012. The increase in gross margin primarily resulted from the favorable segment mix as the Components and Sensors segment percent of total sales increased to 65.6% of consolidated sales from 52.0% in the same period of 2012, and the first quarter 2012 expenses and lost margin of approximately $6.2 million related to the flood at our Thailand facility and the fire at our Scotland facility.

Insurance recovery for business interruption due to the flood at our Thailand facility and the fire at our Scotland facility totaled $3.6 million in the first quarter of 2012. This recovery partially offset related expenses that negatively impacted our gross margin. There were no insurance recoveries for business interruption in the first quarter 2013 as all recoveries were completed in 2012.

SG&A expenses were $21.4 million, or 14.3% of sales, in the first quarter of 2013 versus $19.4 million, or 13.2% of sales, in the first quarter of 2012. SG&A expenses as a percentage of sales increased primarily due to the acquisition of D&R Technology and CEO transition costs.

R&D expenses were $6.3 million, or 4.2% of sales, in the first quarter of 2013 compared to $6.1 million, or 4.2% of sales, in the first quarter of 2012. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

There were no insurance recoveries for property damage in 2013. Insurance recovery for property damage due to the flood at our Thailand facility was $1.8 million in the first quarter of 2012.

Operating earnings were $3.0 million in the first quarter of 2013 compared to $1.9 million in the first quarter of 2012 as a result of the reasons discussed above.

Interest and other expense was $0.2 million in the first quarter of 2013 versus income of $0.4 million in the same quarter of 2012. The decrease was primarily due to higher net interest expense of $0.3 million as a result of higher debt balances, and $0.1 million of unfavorable foreign exchange impact.

The effective tax rate in the first quarter of 2013 was (29.4)% versus an insignificant amount in the first quarter of 2012. The decrease in tax rate resulted from the mix of earnings by jurisdiction and $1.6 million discrete tax benefit associated with the retroactive application of the U.S. research tax credit signed into law during January 2013 and granting of the China high technology incentive tax credit.

Net earnings were $3.6 million, or $0.10 per diluted share, in the first quarter of 2013 compared with net earnings of $2.3 million, or $0.07 per diluted share, in the first quarter of 2012.

Scotland EMS Manufacturing Facility Fire

During the second quarter of 2011, a fire occurred at our Scotland EMS manufacturing facility. The fire damaged approximately $1.6 million of inventory and $0.2 million of machinery and equipment at net book value. Property insurance coverage with a $0.1 deductible had substantially covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. Business interruption insurance had substantially covered the lost sales impact and related fixed costs in 2011.

In the first quarter of 2012, CTS recovered approximately $0.8 million from the Company’s insurance carriers and recorded a recovery of approximately $0.6 million for business interruption in CTS’ Condensed Consolidated Statements of Earnings for the quarter ended April 1, 2012 after deducting $0.1 million for certain expenses and relieving the insurance receivable of approximately $0.1 million at December 31, 2011. All claims were settled in 2012 with CTS’ insurance carrier.

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, our Thailand EMS manufacturing facility was flooded. The flood damaged approximately $0.8 million of inventory and $0.5 million of fixed assets. We also incurred approximately $2.5 million of fixed costs at this facility. Local property insurance covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. We also had business interruption insurance under these policies that covers the lost sales impact and fixed costs. The maximum amount covered under the local insurance policy was approximately $2.4 million.

In the first quarter of 2012, we received cash of approximately $7.2 million from our insurance carriers. Out of the $7.2 million cash, approximately $4.4 million was for business interruption and the remaining $2.8 million was for the reimbursement of costs related to property damage. Part of the cash received was to relieve the insurance receivable balance of $2.4 million recorded at December 31, 2011. Consequently, we recorded a recovery of approximately $3.0 million for business interruption and $1.8 million for property damage in our Condensed Consolidated Statements of Earnings for the quarter ended April 1, 2012. All claims were settled in 2012 with our insurance carrier.

2013 Outlook

While the global macro economic environment remains cautious, primarily impacting the EMS segment, sales from new programs and the D&R acquisition in the Components and Sensors segment will benefit the earnings in the coming quarters. As a result, management is maintaining its full-year 2013 guidance, though at the low end of the sales increase of 12% to 15% over 2012, and adjusted diluted earnings per share in 2013, which excludes $0.02 per share of restructuring and related charges, is being maintained in the range of $0.73 to $0.78, including $0.05 per share of CEO transition costs.

The following table reconciles U.S. GAAP diluted earnings per share to adjusted earnings per share for the Company:

Full Year 2013
U.S. GAAP diluted earnings per share	$0.71-0.76
Tax affected charges to reported diluted loss per share:
Restructuring and related charges	0.02

Adjusted diluted earnings per share	$0.73-0.78

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $109.4 million at March 31, 2013 and $109.6 million at December 31, 2012. Total debt on March 31, 2013 was $164.0 million, compared to $153.5 million at December 31, 2012, as we increased debt to fund domestic working capital requirements. Total debt as a percentage of total capitalization was 37.8% at the end of the first quarter of 2013, compared with 36.4% at December 31, 2012. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $12.4 million in the first quarter of 2013 versus year-end 2012, primarily due to a decrease in other accrued liabilities of $7.0 million and an increase in accounts receivable of $4.4 million.

Cash Flow

Operating Activities

Net cash used by operating activities was $3.5 million during the first three months of 2013. Components of net cash used by operating activities included net changes in current assets and current liabilities of $14.8 million and pension liabilities of $2.0 million, which were partially offset by net earnings of $3.6 million and depreciation and amortization expense of $5.9 million, add-backs of other non-cash items such as equity-based compensation, amortization of retirement benefit and restructuring totaling $4.0 million. The net changes in assets and liabilities were primarily due to decreased accounts payable and accrued liabilities of $8.4 million, and increased accounts receivable of $4.9 million.

Net cash used by operating activities was $4.1 million during the first three months of 2012. Components of net cash used by operating activities included net changes in assets and liabilities of $11.8 million and an increase in prepaid pension asset of $1.7 million which were partially offset by net earnings of $2.3 million and depreciation and amortization expense of $4.8 million, add-backs of other non-cash items such as equity-based compensation, amortization of retirement benefit and net insurance recovery totaling $2.5 million. The changes in assets and liabilities were primarily due to decreased accounts payable and accrued liabilities of $15.6 million partially offset by decreased inventories of $2.9 million.

Investing Activities

Net cash used in investing activities for the first three months of 2013 was $4.6 million primarily for capital expenditures of $4.7 million, partially offset by proceeds from sale of assets of $0.1 million.

Net cash used in investing activities for the first three months of 2012 was $18.6 million for the Valpey-Fisher acquisition of $14.7 million, capital expenditures of $4.4 million, and capital expenditures to replace property damaged by casualty of $1.8 million partially offset by insurance proceeds for property damage due to casualty of $2.3 million.

Financing Activities

Net cash provided by financing activities for the first three months of 2013 was $8.6 million, consisting primarily of a net increase in long-term debt of $10.5 million, offset by and $1.2 million in dividend payments and $1.0 million in treasury stock purchases. The additional debt was primarily used to meet usual working capital requirements.

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

On January 10, 2012, we amended our November 18, 2010 unsecured revolving credit facility. This amendment provided for an increase in the revolving credit facility to $200 million and increased the accordion feature, whereby we can expand the facility to $300 million, subject to participating banks’ approval. Additionally, among other covenants, the amendment reduced the applicable margin by 25 basis points, increased the total consideration we may pay for non-U.S. based acquisitions, and extended the term of the credit facility through January 10, 2017.

Long-term debt was comprised of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Revolving credit facility, weighted-average interest rate of 1.8% (2013), and 1.8% (2012) due in 2017.	$164,000	$153,500

There was $164.0 million outstanding under the $200 million revolving credit facility at March 31, 2013, and $153.5 million at December 31, 2012. We had $33.4 million available under the $200 million credit facility at March 31, 2013, net of standby letters of credit of $2.6 million, and $43.9 million available at December 31, 2012, net of standby letters of credit of $2.6 million. Interest rates on the revolving credit facility fluctuate based upon London Interbank Offered Rate and our quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio and was 0.35 percent and 0.30 percent per annum at March 31, 2013 and April 1, 2012, respectively. The revolving credit facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit facility. We were in compliance with all debt covenants at March 31, 2013. The revolving credit facility requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We use interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. In the second quarter of 2012, we entered into four separate interest rate swap agreements to fix interest rates on $50 million of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, we entered into four separate interest rate swap agreements to fix interest rates on $25 million of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense for the related line of credit when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. An unrealized gain of approximately $36,000 was recorded in Other Comprehensive Income for the three months ended March 31, 2013. Approximately $304,000 was recorded as accrued liabilities and $1,216,000 recorded as a non-current liability in Other Long-term Obligations on the Condensed Consolidated Balance Sheets. We also reclassed approximately $77,000 of realized loss out of other comprehensive income to interest expense for the quarter ended March 31, 2013.

As a result of the use of these derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. We established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties.

In August 2012, our Board of Directors authorized a program to repurchase up to one million shares of our common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first three months of 2013, 105,264 shares were repurchased.

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our credit agreements. We believe that expected positive cash flows from operating activities and available borrowings under our current credit agreements will be adequate to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months. However, we may choose to pursue additional equity and/or debt financing to provide additional liquidity and/or fund acquisitions.

Recent Accounting Pronouncements

ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which requires an entity to release any related cumulative translation adjustment into net income when the entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights). Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This amendment also clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. These provisions are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are in the process of evaluating the impact of these provisions on our consolidated financial statements. We do not expect these provisions to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2012.

Item 4.	Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired business, as described further below.

Since the date of acquisition of D&R Technology, our management has not completed an evaluation of the business’s internal controls over financial reporting for the acquired entity, whose results are included in the financial statements and notes filed in this Form 10-Q.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the acquisition described above, there were no changes in our internal control over financial reporting for the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Presently, we have been served process and named as co-defendant with Toyota in approximately thirty-nine open lawsuits; we have been dismissed as a defendant from an additional thirty-one lawsuits. The claims generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

Item 1A.	Risk Factors

There have been no significant changes to our risk factors since December 31, 2012.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending March 31, 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				468,305
January 1, 2013 – January 27, 2013	2,713	$9.98	2,713	465,592
January 28, 2013 – February 24, 2013	57,000	$9.97	57,000	408,592
February 25, 2013 – March 31, 2013	45,551	$9.93	45,551	363,041

Total	105,264		105,264

Item 3.	Default Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10(a)	2013 – 2015 Performance Restricted Stock Unit Plan.

10(b)	First Amendment to the CTS Corporation Executive Severance Policy.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.XML*	XBRL Instance Document

101.XSD*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ John R. Dudek	/s/ Thomas A. Kroll
John R. Dudek	Thomas A. Kroll
Vice President, General Counsel and Secretary	Vice President and Chief Financial Officer

Dated: April 24, 2013	Dated: April 24, 2013