Form 10-Q
period 2013-06-30
CTS CORP
filed 2013-07-25
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 19, 2013: 33,692,251.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/EARNINGS—UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$151,561	$154,294	$301,073	$301,263
Costs and expenses:
Cost of goods sold	116,072	128,356	234,404	253,276
Insurance recovery for business interruption – casualties	—	(7,423)	—	(11,050)
Selling, general and administrative expenses	20,749	19,378	42,156	38,782
Research and development expenses	5,771	5,131	12,023	11,240
Insurance recovery for property damage – casualties	—	—	—	(1,769)
Restructuring and impairment charge – Note M	7,243	3,139	7,802	3,139

Operating earnings	1,726	5,713	4,688	7,645
Other (expense)/income:
Interest expense	(1,079)	(626)	(1,994)	(1,285)
Interest income	446	467	859	916
Other	(310)	(1,041)	(12)	(466)

Total other (expense)/income	(943)	(1,200)	(1,147)	(835)

Earnings before income taxes	783	4,513	3,541	6,810
Income tax expense	12,118	1,212	11,308	1,226

Net (loss)/earnings	$(11,335)	$3,301	$(7,767)	$5,584

Net (loss)/earnings per share – Note J
Basic	$(0.34)	$0.10	$(0.23)	$0.16

Diluted	$(0.34)	$0.10	$(0.23)	$0.16

Cash dividends declared per share	$0.035	$0.035	$0.07	$0.07

Average common shares outstanding:
Basic	33,589	34,022	33,556	34,064
Diluted	33,589	34,574	33,556	34,647

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/EARNINGS—UNAUDITED

(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net (loss)/earnings	$(11,335)	$3,301	$(7,767)	$5,584
Other comprehensive earnings/(loss):
Cumulative translation adjustment, 2013 –net of tax benefit of $71 and net of tax $463; 2012- net of tax of $272 and tax benefit of $64	231	(917)	(1,510)	245
Defined benefit and post-retirement benefit plans:
Amortization of prior service cost included in net periodic pension costs, 2013- net of tax of $59 and $118; 2012- net of tax of $59 and $118	91	92	182	184
Amortization of loss included in net periodic pension costs, 2013- net of tax of $774 and $1,548; 2012- net of tax $600 and $1,206	1,245	982	2,490	1,962
Additional cost due to early retirement, 2013- net of tax of $0 and $0; 2012- net of tax of $110 and $110	—	171	—	171
Foreign exchange impact, 2013- net of tax benefit of $2 and net of tax of $72; 2012- net of tax of $33 and tax benefit of $9	(5)	66	202	(48)

Reclassification adjustments included in net earnings – defined benefit and post-retirement benefit plans	1,331	1,311	2,874	2,269

Unrealized gain on interest swaps treated as cash flow hedges:
Unrealized holding gain/(loss) arising during period, 2013- net of tax of $298 and $312; 2012- net of tax benefit of $325 and $325	467	(507)	489	(507)
Reclassification adjustments for losses included in net earnings, 2013- net of tax of $31 and $61; 2012- net of tax of $0 and $0	47	—	94	—

Net change in unrealized holding loss on interest rate swaps	514	(507)	583	(507)

Other comprehensive earnings/(loss)	2,076	(113)	1,947	2,007

Comprehensive (loss)/earnings	$(9,259)	$3,188	$(5,820)	$7,591

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share amounts)

	(Unaudited) June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$86,044	$109,571
Accounts receivable, less allowances (2013 – $665; 2012 – $811)	93,908	89,342
Inventories – Note D	85,160	81,752
Other current assets	28,955	28,633

Total current assets	294,067	309,298
Property, plant and equipment, less accumulated depreciation (2013 – $240,474; 2012 – $240,693)	91,068	93,725
Other Assets
Goodwill – Note L	35,156	35,156
Other indefinite-lived intangible asset – Note L	640	820
Other intangible assets, net – Note L	44,457	47,538
Deferred income taxes	61,209	73,158
Other	2,076	1,484

Total other assets	143,538	158,156

Total Assets	$528,673	$561,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$70,694	$67,973
Accrued liabilities	46,786	47,056

Total current liabilities	117,480	115,029
Long-term debt – Note E	129,500	153,500
Other long-term obligations	20,066	24,892
Shareholders’ Equity
Preferred stock – authorized 25,000,000 shares without par value; none issued	—	—
Common stock – authorized 75,000,000 shares without par value; 55,672,410 shares issued at June 30, 2013 and 55,263,082 shares issued at December 31, 2012	296,102	291,512
Additional contributed capital	38,952	40,008
Retained earnings	357,681	367,800
Accumulated other comprehensive loss	(118,657)	(120,604)

	574,078	578,716
Cost of common stock held in treasury (2013 – 21,980,159 and 2012 – 21,829,954 shares)	(312,451)	(310,958)

Total shareholders’ equity	261,627	267,758

Total Liabilities and Shareholders’ Equity	$528,673	$561,179

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands of dollars)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net (loss) / earnings	$(7,767)	$5,584
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,356	9,646
Prepaid pension asset	(739)	(3,408)
Equity-based compensation – Note B	2,481	2,171
Restructuring and impairment charges – Note M	7,802	3,139
Amortization of retirement benefit adjustments – Note F	4,336	3,467
Insurance recovery for business interruption and property damage – casualties	—	(12,819)
Insurance proceeds for business interruption and property damage other than property, plant and equipment – casualties	—	13,280
Changes in assets and liabilities, net of acquisition
Accounts receivable	(5,304)	(383)
Inventories	(3,782)	15,252
Other current assets	(649)	1,218
Accounts payable and accrued liabilities	(3,237)	(23,964)
Other	5,720	(1,198)

Total adjustments	17,984	6,401

Net cash provided by operating activities	10,217	11,985
Cash flows from investing activities:
Capital expenditures	(8,359)	(6,877)
Capital expenditures to replace property, plant and equipment damaged in casualties	—	(2,859)
Insurance proceeds for property, plant and equipment damaged in casualties	—	2,250
Proceeds from sale of fixed assets and assets held for sale	189	350
Payment for acquisition, net of cash acquired	—	(14,689)

Net cash used in investing activities	(8,170)	(21,825)
Cash flows from financing activities:
Payments of long-term debt – Note E	(2,593,900)	(2,718,850)
Proceeds from borrowings of long-term debt – Note E	2,569,900	2,741,450
Payments of short-term notes payable	(1,039)	(1,666)
Proceeds from borrowings of short-term notes payable	1,039	1,666
Purchase of treasury stock	(1,493)	(5,643)
Dividends paid	(2,345)	(2,385)
Exercise of stock options	2,058	1,401
Other	30	199

Net cash (used)/provided by financing activities	(25,750)	16,172
Effect of exchange rate on cash and cash equivalents	176	295

Net (decrease)/increase in cash and cash equivalents	(23,527)	6,627
Cash and cash equivalents at beginning of year	109,571	76,412

Cash and cash equivalents at end of period	$86,044	$83,039

Supplemental cash flow information – outstanding
Cash paid during the period for:
Interest	$1,690	$974
Income taxes – net	$2,984	$2,788

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

June 30, 2013

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

NOTE B – Equity-Based Compensation

At June 30, 2013, CTS had four equity-based compensation plans: the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”). All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

The 2009 Plan, and previously the 2001 Plan and 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ board of directors. In addition, the 2009 Plan and the 2004 Plan allow for grants of stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2013 and July 1, 2012, respectively, relating to equity-based compensation plans:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Restricted stock units	1,163	957	2,481	2,171

The following table summarizes the status of these plans as of June 30, 2013:

	2009 Plan	2004 Plan	2001 Plan
Awards originally available	3,400,000	6,500,000	2,000,000
Stock options outstanding		156,400	24,800
Restricted stock units outstanding	727,242	101,223
Options exercisable		156,400	24,800
Awards available for grant	1,682,842	262,686

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

A summary of the status of stock options as of June 30, 2013 and July 1, 2012, and changes during the six-month periods then ended, is presented below:

	June 30, 2013		July 1, 2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	447,250	$10.87	728,050	$10.24
Exercised	(227,750)	$9.83	(154,750)	$8.71
Expired	(37,300)	$8.94	(11,000)	$16.22
Forfeited	(1,000)	$9.78	(10,150)	$9.41

Outstanding at end of period	181,200	$12.59	552,150	$10.57

Exercisable at end of period	181,200	$12.59	552,150	$10.57

The total intrinsic value of share options exercised during the six-month periods ended June 30, 2013 and July 1, 2012, were $383,000 and $255,000, respectively.

The weighted average remaining contractual life of options outstanding and options exercisable at June 30, 2013 and July 1, 2012 were 2.0 years and 1.7 years, respectively. The aggregate intrinsic values of options outstanding and options exercisable at June 30, 2013 and July 1, 2012 were approximately $219,000 and $182,000, respectively.

There were no unvested stock options at June 30, 2013.

The following table summarizes information about stock options outstanding at June 30, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding And Exercisable at 6/30/13	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$11.04 –11.11	85,900	1.58	$11.08
$13.68 –14.70	95,300	2.32	$13.95

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. A summary of the status of RSUs as of June 30, 2013 and July 1, 2012, and changes during the six-month periods then ended is presented below:

	June 30, 2013		July 1, 2012
	RSUs	Weighted- average Grant-Date Fair Value	RSUs	Weighted- average Grant-Date Fair Value
Outstanding at beginning of year	751,798	$9.82	701,449	$9.35
Granted	336,100	$10.17	231,750	$10.41
Converted	(203,311)	$9.88	(252,964)	$8.51
Forfeited	(56,122)	$9.77	(26,861)	$9.06

Outstanding at end of period	828,465	$9.95	653,374	$10.07

Weighted-average remaining contractual life	7.6 years		8.3 years

CTS recorded compensation expense of approximately $693,000 and $1,517,000 related to service-based restricted stock units during the three and six month periods ended June 30, 2013, respectively. CTS recorded compensation expense of approximately $496,000 and $1,249,000 related to service-based restricted stock units during the three and six month periods ended July 1, 2012, respectively.

As of June 30, 2013, there was $3,272,000 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

On February 11, 2013, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount of 66,600 units in 2016 subject to certification of the 2015 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of certain cash flow targets.

CTS recorded compensation expense of approximately $279,000 and $573,000 related to performance-based restricted stock units during the three and six month periods ended June 30, 2013, respectively. CTS recorded compensation expense of approximately $229,000 and $459,000 related to performance-based restricted stock units during the three and six month periods ended July 1, 2012, respectively. As of June 30, 2013 there was approximately $1,710,000 of unrecognized compensation cost related to performance-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

CTS recorded compensation expense of approximately $191,000 and $391,000 related to market-based restricted stock units during the three and six month periods ended June 30, 2013, respectively. CTS recorded compensation expense of approximately $232,000 and $463,000 related to market-based restricted stock units during the three and six month periods ended July 1, 2012, respectively. As of June 30, 2013, there was approximately $1,299,000 of unrecognized compensation cost related to market-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes the net sales and earnings before income taxes of D&R that is included in CTS’ Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2013	June 30, 2013
Net Sales	$13,194	$25,896
Earnings before income taxes	$1,706	$1,856

The D&R acquisition is accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on the fair market values on the date of acquisition. CTS determines the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired and liabilities assumed. During the six months ended June 30, 2013, the Company recorded a measurement period adjustment as a result of additional information provided by CTS’ external valuation consultants. This adjustment increased amortizable intangible assets by $1,457,000. Other measurement period adjustments were recorded for accounts receivable and accounts payable to reflect fair market values on the date of acquisition, which resulted in a decrease of $260,000 and an increase of $3,000, respectively. The net effect of these measurement period adjustments reduced goodwill by $1,194,000. The allocations for goodwill and other intangible assets is based on historical experience and third party evaluation. The allocations pertaining to goodwill and other intangible assets will be finalized in 2013.

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

The following table summarizes the pro-forma combined net sales and earnings before income taxes of CTS, D&R and Valpey-Fisher on a pro forma basis for the three and six months ended as if the acquisition date had occurred on January 1, 2011:

	Three Months Ended	Six Months Ended
	July 1, 2012	July 1, 2012
($ in thousands)	(Unaudited Proforma)	(Unaudited Proforma)
Net Sales	$167,980	$329,100
Earnings before income taxes	$5,554	$8,646

NOTE D – Inventories

Inventories consist of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Finished goods	$15,323	$16,267
Work-in-process	17,745	15,860
Raw materials	52,092	49,625

Total inventories	$85,160	$81,752

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

Long-term debt was comprised of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Revolving credit facility, weighted-average interest rate of 2.0% (2013), and 1.8% (2012) due in 2017	$129,500	$153,500

There was $129.5 million outstanding under the $200 million revolving credit facility at June 30, 2013, and $153.5 million at December 31, 2012. The Company had $67.9 million available under the $200 million credit facility at June 30, 2013, net of standby letters of credit of $2.6 million, and $43.9 million available at December 31, 2012, net of standby letters of credit of $2.6 million. Interest rates on the revolving credit facility fluctuate based upon London Interbank Offered Rate and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio and was 0.40 percent and 0.35 percent per annum at June 30, 2013 and July 1, 2012, respectively. The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at June 30, 2013. The revolving credit facility requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving facility contains restrictions limiting CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and make stock repurchases and dividend payments.

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

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. An unrealized gain of approximately $765,000 and $801,000 was recorded in Other Comprehensive Income for the three and six months ended June 30, 2013, respectively. An unrealized loss of approximately $832,000 was recorded in Other Comprehensive Income for the three and six months ended July 1, 2012. CTS also reclassed approximately $78,000 and $155,000 of realized loss out of other comprehensive income to interest expense for the three and six months ended June 30, 2013, respectively. No realized loss was reclassed out of other comprehensive income to interest expense for the three and six months ended July 1, 2012. Approximately $334,000 was recorded as accrued liabilities and $341,000 recorded as a non-current liability in other long-term obligations on the Condensed Consolidated Balance Sheets at June 30, 2013. Approximately $271,000 was recorded as accrued liabilities and $1,336,000 recorded as a non-current liability in Other Long-term Obligations on the Consolidated Balance Sheets at December 31, 2012.

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

NOTE F – Retirement Plans

Net pension expense for the three months ended June 30, 2013 of $545,000 and July 1, 2012 of $381,000 for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$648	$683	$28	$31
Interest cost	2,711	2,987	133	143
Expected return on plan assets (1)	(5,042)	(5,376)	(101)	(111)
Amortization of prior service cost	149	151	—	—
Amortization of loss	1,921	1,517	98	74
Additional cost due to retirement	—	282	—	—

Expense, net	$387	$244	$158	$137

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net pension expense for the six months ended June 30, 2013 of $1,091,000 and July 1, 2012 of $488,000 for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$1,297	$1,367	$56	$62
Interest cost	5,423	5,978	265	285
Expected return on plan assets (1)	(10,085)	(10,753)	(201)	(220)
Amortization of prior service cost	298	302	—	—
Amortization of loss	3,842	3,037	196	148
Additional cost due to retirement	—	282	—	—

Expense, net	$775	$213	$316	$275

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net post retirement expense for the three and six months ended June 30, 2013 and July 1, 2012 for our post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$2	$2	$4	$4
Interest cost	56	64	111	128
Amortization of gain	—	(10)	—	(20)

Postretirement expense	$58	$56	$115	$112

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	Components and Sensors	EMS	Total
Second Quarter of 2013
Net sales to external customers	$105,381	$46,180	$151,561

Segment operating earnings / (loss) before corporate and shared services charges	$17,098	$(102)	$16,996

Corporate and shared services charges	(5,731)	(1,444)	(7,175)

Segment operating earnings/(loss)	$11,367	$(1,546)	$9,821

Total assets	$414,592	$114,081	$528,673
Second Quarter of 2012
Net sales to external customers	$76,823	$77,471	$154,294

Segment operating earnings before corporate and shared services charges	$8,398	$6,086	$14,484

Corporate and shared services charges	(3,034)	(1,906)	(4,940)

Segment operating earnings	$5,364	$4,180	$9,544

Total assets	$361,483	$128,606	$490,089
First Six Months of 2013
Net sales to external customers	$203,443	$97,630	$301,073

Segment operating earnings before corporate and shared services charges	$27,480	$961	$28,441

Corporate and shared services charges	(11,710)	(3,126)	(14,836)

Segment operating earnings/(loss)	$15,770	$(2,165)	$13,605

Total assets	$414,592	$114,081	$528,673
First Six Months of 2012
Net sales to external customers	$153,241	$148,022	$301,263

Segment operating earnings before corporate and shared services charges	$15,742	$6,541	$22,283

Corporate and shared services charges	(7,358)	(3,449)	(10,807)

Segment operating earnings(1)	$8,384	$3,092	$11,476

Total assets	$361,483	$128,606	$490,089

(1)	EMS segment’s operating earnings of $3,092 includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility.

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated earnings before income taxes is shown in the following table for the three and six-month periods then ended:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Total segment operating earnings	$9,821	$9,544	$13,605	$11,476
Restructuring and restructuring-related charges – Components and Sensors	(7,667)	(1,239)	(7,894)	(1,239)
Restructuring and restructuring-related charges – EMS	(428)	(2,592)	(1,023)	(2,592)
Interest expense	(1,079)	(626)	(1,994)	(1,285)
Interest income	446	467	859	916
Other expense	(310)	(1,041)	(12)	(466)

Earnings before income taxes	$783	$4,513	$3,541	$6,810

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

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, CTS’ Thailand EMS manufacturing facility was flooded. The flood damaged approximately $0.8 million of inventory and $0.5 million of fixed assets. CTS also incurred approximately $2.5 million of fixed costs at this facility. Local property insurance covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. CTS also had business interruption insurance under these policies that covers the lost sales impact and fixed costs. The maximum amount covered under the local insurance policy was approximately $2.4 million. CTS also had a secondary global insurance policy that covered costs not covered by the local policy for up to approximately $25 million with a deductible of $250,000.

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

NOTE I—Fair Value Measurement

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of June 30, 2013 and the loss recorded during the six months ended June 30, 2013 on those assets:

($ in thousands)
Description	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Six- Months Ended June 30, 2013
Intangible assets, other than goodwill and indefinite-lived intangibles	$289	$—	$—	$289	$233
Long-lived assets	$11,675	$—	$—	$11,675	$2,820

During the second quarter of 2013, CTS initiated the June 2013 restructuring plan which impacted certain locations in the Components and Sensors segment (See Note M). This was considered a triggering event and the company performed an impairment analysis for the impacted intangibles and long-lived assets. The resulting intangible impairment loss related to customer based intangibles in the Components and Sensors segment. The fair value of these assets were measured and recorded using an income approach. Projected future cash flows related to these assets were used under this approach to determine their fair values. CTS recorded an impairment charge of approximately $3,053,000 for the six months ended June 30, 2013. The impairment charge was recorded under “Restructuring and Impairment Charge” on the Company’s Condensed Consolidated Statements of Earnings.

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of June 30, 2013 and the loss recorded during the six months ended June 30, 2013:

($ in thousands)	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Six- Months Ended June 30, 2013
Interest rate swap – cash flow hedge	$675	$—	$675	$—	$155

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy. $334,000 of the fair value of these swaps is classified as a current liability and the remaining $341,000 is classified as a non-current liability on CTS’ Condensed Consolidated Balance Sheets.

CTS’ long-term debt consists of a revolving debt facility. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information and approximates carrying value.

NOTE J –Earnings Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted (loss) / earnings per share (“EPS”) computations. Basic (loss) / earnings per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted (loss) / earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings per share. The calculations below provide net (loss) / earnings, weighted average common shares outstanding, and (loss) / earnings per share for both basic and diluted EPS for the three and six month periods ended June 30, 2013 and July 1, 2012.

($ in thousands, except per share amounts)	Net (Loss) / Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Second Quarter 2013
Basic EPS	$(11,335)	33,589	(0.34)

Effect of dilutive securities:
Equity-based compensation plans	—	—

Diluted EPS	$(11,335)	33,589	(0.34)

Second Quarter 2012
Basic EPS	$3,301	34,022	$0.10

Effect of dilutive securities:
Equity-based compensation plans	—	552

Diluted EPS	$3,301	34,574	$0.10

First Six Months of 2013
Basic EPS	$(7,767)	33,556	(0.23)

Effect of dilutive securities:
Equity-based compensation plans	—	—

Diluted EPS	$(7,767)	33,556	(0.23)

First Six Months of 2012
Basic EPS	$5,584	34,064	$0.16

Effect of dilutive securities:
Equity-based compensation plans	—	583

Diluted EPS	$5,584	34,647	$0.16

The following table shows the potentially dilutive securities which have been excluded from the three and six-month periods 2013 and 2012 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
(Number of Shares in Thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Stock options where the assumed proceeds exceed the average market price	181	282	181	282
Restricted stock units	1,203	—	1,203	—

NOTE K – Treasury Stock

Common stock held in treasury totaled 21,980,159 shares with a cost of $312.5 million at June 30, 2013 and 21,829,954 shares with a cost of $311.0 million at December 31, 2012. Approximately 8.2 million shares are available for future issuances.

In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first half of 2013, 150,205 shares were repurchased.

In June 2013, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first half of 2013, no shares were repurchased under this program.

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	June 30, 2013		December 31, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$62,014	$(27,208)	$62,014	$(25,084)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	11,460	(1,809)	11,280	(672)

Total definite lived intangible assets	83,793	(39,336)	83,613	(36,075)
In-process research & development	640	—	820	—
Goodwill	35,156	—	35,156	—

Total	$119,589	$(39,336)	$119,589	$(36,075)

During the six months ended June 30, 2013, CTS retrospectively adjusted the provisional amounts recognized at the acquisition date for the D&R acquisition in December 2012. Customer lists/relationships were reduced by $7,988,000, Other intangibles were increased by $9,445,000, and Goodwill was reduced by $1,194,000 as a result of additional information provided by CTS’ external valuation consultants. The D&R allocations pertaining to goodwill and other intangible assets will be finalized in 2013. See Note C for further discussion.

There was $40.0 million and $4.5 million of net intangible assets excluding goodwill and in-process research and development at June 30, 2013 related to the Components and Sensor segment and the EMS segment, respectively. The in-process research and development intangible at June 30, 2013 and December 31, 2012 relates to the Components and Sensors Segment. There was $34.7 million and $0.5 million of goodwill at June 30, 2013 and December 31, 2012, related to the Components and Sensors segment and to the EMS segment, respectively.

CTS recorded amortization expense of $1.3 million and $3.0 million during the three and six-month periods ended June 30, 2013, respectively. CTS recorded amortization expense of $0.7 million and $1.5 million during the three and six-month periods ended July 1, 2012, respectively. The weighted average remaining amortization period for the amortizable intangible assets is 11.5 years. The weighted average remaining amortization period for customer lists/relationships is 12.3 years and for the other intangibles is 8.9 years. CTS estimates remaining amortization expense of $2.6 million in 2013, $4.8 million in 2014, $4.6 million in 2015, $4.3 million in 2016, $4.2 million in 2017 and $24.0 million thereafter.

NOTE M – Restructuring Charges

During June of 2012, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure. These actions resulted in the elimination of approximately 250 positions. These actions were substantially completed by the middle of the fourth quarter of 2012. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through June 30, 2013:

June 2012 Plan ($ in millions)	Planned Costs	Actual incurred through June 30, 2013
Workforce reduction	$2.1	$2.0
Asset impairment charge	1.2	1.4
Other charge	0.1	0.2

Restructuring and impairment charges	$3.4	$3.6

Inventory write-down	$0.6	$0.7
Equipment relocation	0.5	0.3
Other charges	0.5	0.6

Restructuring-related charges	$1.6	$1.6

Total restructuring and restructuring-related charges	$5.0	$5.2

There was $2.1 million and $3.1 million of restructuring and restructuring-related charges incurred by the Components and Sensors segment and the EMS segment, respectively. Restructuring and impairment charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings. Restructuring-related charges are reported as a component of Cost of Goods Sold on the Unaudited Consolidated Statements of Earnings.

The following table displays the restructuring reserve activity for the period ended June 30, 2013:

June 2012 Plan ($ in millions)
Restructuring liability at January 1, 2013	$0.1
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	—
Cost paid	(0.1)

Restructuring liability at June 30, 2013	$—

The restructuring activities discussed above, consolidated CTS’ operations from the United Kingdom (“UK”) EMS manufacturing facility and the Tucson, AZ Components and Sensors facility into other facilities. The EMS operations at the UK EMS facility were transferred to CTS’ EMS facilities located in Londonderry, New Hampshire and Matamoros, Mexico. The Components and Sensors operations at the Tucson, AZ facility were transferred to CTS’ Components and Sensors facility located in Albuquerque, New Mexico.

During December of 2012, CTS realigned its operations to suit the business needs of the Company. These realignment actions resulted in the elimination of approximately 190 positions. These actions were completed as of March 31, 2013. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through June 30, 2013:

December 2012 Plan ($ in millions)	Planned Costs	Actual incurred through June 30, 2013
Workforce reduction	$1.7	$1.8
Asset impairment charge	1.1	1.1
Other charge	0.3	0.4

Restructuring and impairment charges	$3.1	$3.3

Inventory write-down	$0.5	$0.5
Equipment relocation	0.1	0.3
Other charges	0.4	0.1

Restructuring-related charges	$1.0	$0.9

Total restructuring and restructuring-related charges	$4.1	$4.2

Approximately $0.8 million of the restructuring and restructuring-related charges of $4.2 million were incurred in the first quarter of 2013 and six months year to date. $0.6 million of these charges related to the EMS segment and $0.2 million relates to the Components and Sensors segment. Restructuring and impairment charges are reported on a separate line on the Consolidated Statements of Earnings. Restructuring-related charges are reported as a component of Cost of Goods Sold on the Consolidated Statements of Earnings.

The following table displays the restructuring reserve activity for the period ended June 30, 2013:

December 2012 Plan ($ in millions)
Restructuring liability at January 1, 2013	$1.6
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	0.8
Cost paid	(2.4)

Restructuring liability at June 30, 2013	$—

During June of 2013, CTS announced plans to further restructure its operations to align its operations to the business needs of the Company. These restructuring actions will result in the elimination of approximately 350 positions. These actions are expected to be completed in 2014. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through June 30, 2013:

June 2013 Plan ($ in millions)	Planned Costs	Actual incurred through June 30, 2013
Workforce reduction	$8.3	$4.0
Asset impairment charge	3.0	3.1
Other charges, including pension termination costs	5.5	0.1

Restructuring and impairment charges	$16.8	$7.2

Inventory write-down	$0.8	$0.8
Equipment relocation	0.9	—
Other charges	0.1	0.1

Restructuring-related charges	$1.8	$0.9

Total restructuring and restructuring-related charges	$18.6	$8.1

There was $7.7 million and $0.4 million of restructuring and restructuring related charges incurred by the Components and Sensors segment and the EMS segment, respectively. Restructuring and impairment charges are reported on a separate line on the Unaudited Consolidated Statements of Earnings. Restructuring-related charges are reported as a component of Cost of Goods Sold on the Unaudited Consolidated Statements of Earnings.

The following table displays the restructuring reserve activity for the period ended June 30, 2013:

June 2013 Plan ($ in millions)
Restructuring liability at April 1, 2013	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	4.3
Cost paid	(1.4)

Restructuring liability at June 30, 2013	$2.9

The restructuring activities discussed above, will simplify CTS’ global footprint by consolidating manufacturing facilities into existing locations. This plan includes the consolidation of operations from the United Kingdom (“UK”) manufacturing facility into the Czech Republic facility and to discontinue manufacturing at its Singapore facility, both of which are in the Components and Sensors segment. The consolidation of additional facilities is also included in this plan, to be disclosed during the remainder of 2013.

Note N – Other Comprehensive Income

The following table displays the changes in Accumulated Other Comprehensive Income by components for the six months ended June 30, 2013 (all amounts are stated net of tax):

($ in thousands)	Cumulative translation adjustment	Defined benefit pension items	Unrealized gains and losses on cash flow hedges	Total
Accumulated other comprehensive income – balance at January 1, 2013	$1,219	$(120,843)	$(980)	$(120,604)
Other comprehensive earnings before reclassifications	(1,510)	—	489	(1,021)
Amounts reclassified from accumulated other comprehensive income	—	2,874	94	2,968

Net current period other comprehensive income	$(1,510)	$2,874	$583	$1,947

Accumulated other comprehensive income – balance at June 30, 2013	$(291)	$(117,969)	$(397)	$(118,657)

The following table displays the reclassifications out of Accumulated Other Comprehensive Income for the six months ended June 30, 2013:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(a)	Affected Line Item in the Statement Where Net Income is Presented
Losses on cash flow hedges:
Interest rate swap contracts	$155	Interest expense
	(61)	Tax benefit

	$94	Net of tax

Amortization of defined benefit and post-retirement benefit plans:
Prior service costs	$300	(b)
Loss included in net periodic pension costs	4,038	(b)
Foreign Exchange Impact	274	Other expense

	4,612	Total before tax
	$(1,738)	Tax benefit

	2,874	Net of tax

Total reclassification for the period	$2,968	Net of tax

(a)	Amounts in parenthesis indicate credit.
(b)

These accumulated other comprehensive income components are included in the computation of net periodic pension cost. The actuarial loss that was reclassified to Cost of goods sold $1,504, Selling, general and administrative expenses $2,015 and research and development expenses $819 are reflected on CTS’ Condensed Consolidated Statements of Earnings.

Note O – Income Taxes

The effective tax rate for the three and six month periods ended June 30, 2013 was 1,546.8% and 319.3%, respectively. The effective tax rate for the three and six month periods ended July 1, 2012 was 26.9% and 18.0%, respectively. The income tax expense for the three and six month periods ended June 30, 2013 was $12.1 million and $11.3 million, respectively. The income tax expense for the three and six month periods ended July 1, 2012 was $1.2 million and $1.2 million, respectively. 2013 includes in both the three and six month amounts a discrete period tax expense of $10.8 million related to cash repatriation.

CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested. The repatriation to the U.S. of approximately $30 million during the second quarter resulted from a reduction in the amount of earnings required to remain permanently reinvested in Singapore that was made possible by the June 2013 restructuring plan. No deferred income taxes had been previously recorded for unremitted earnings from Singapore due to previous conclusions that the earnings were permanently reinvested. All other foreign subsidiary earnings remain permanently reinvested.

Note P – Recent Accounting Pronouncements

ASU 2013-07, “Presentation of Financial Statements – Liquidation Basis of Accounting”

In April 2013, the FASB issued Accounting Standards Update 2013-07, “Presentation of Financial Statements – Liquidation Basis of Accounting,” which contains guidance on applying the liquidation basis of accounting and the related disclosure requirements. Under the ASU, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity’s governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective or (b) a plan for liquidation is being imposed by other forces. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. The provisions of ASU 2013-07 are not expected to have a material impact on CTS’ consolidated financial statements.

ASU 2013-10, “Derivatives and Hedging – Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”

In July 2013, the FASB issued Accounting Standards Update 2013-10, “Derivatives and Hedging – Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” which permit the Fed Funds Effective Swap Rate (Overnight Interest Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. These amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect these provisions to have a material impact on CTS’ financial statements.

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

As discussed in more detail throughout the MD&A:

•

Net sales in the second quarter of 2013 of $151.6 million were reported through two segments, Components and Sensors and Electronic Manufacturing Services (“EMS”). Net sales decreased by $2.7 million, or 1.8%, in the second quarter of 2013 from the second quarter of 2012. Net sales in the Components and Sensors segment increased by 37.2% versus the second quarter of 2012, while net sales in the EMS segment decreased by 40.4%.

•

Gross margin as a percent of net sales was 23.4% in the second quarter of 2013 compared to 16.8% in the second quarter of 2012. The increase in gross margin resulted primarily from favorable segment mix as the Components and Sensors segment percent of total sales increased to 69.5% of consolidated sales from 49.8% in the same period of 2012, and the second quarter 2012 included expenses and lost margin of approximately $5.0 million related to the flood at our Thailand facility.

•

Insurance recovery for business interruption primarily due to the flood at our Thailand facility and the fire at our Scotland facility totaled $7.4 million in the second quarter of 2012. This recovery offsets related expenses and losses that negatively impacted our gross margin. There were no insurance recoveries for business interruption in the second quarter 2013 as all recoveries were completed in 2012.

•

Selling, general and administrative (“SG&A”) expenses were $20.7 million, or 13.7% of net sales, in the second quarter of 2013 versus $19.4 million, or 12.6% of net sales, in the second quarter of 2012.

•	Research and development (“R&D”) expenses were $5.8 million, or 3.8% of net sales, in the second quarter of 2013 compared to $5.1 million, or 3.3% of net sales, in the second quarter of 2012.

•

During the quarter we initiated certain restructuring actions to further improve our manufacturing utilization, increase overall efficiency and better position the company for profitable future growth. The restructuring and related cost of these actions was approximately $8.1 million. In the second quarter of 2012, restructuring and related costs were approximately $3.8 million.

•

Interest and other expense was $0.9 million in the second quarter of 2013 compared to $1.2 million in the same quarter of 2012. The favorable impact of $0.3 million was primarily due to $0.7 million lower unfavorable foreign exchange impact partially offset by $0.5 million of higher net interest expense as a result of higher debt balances.

•

Income tax expense was $12.1 million and the effective tax rate was 1,546.8% in the second quarter of 2013 versus expense of $1.2 million and effective tax rate of 26.9% in the same quarter of 2012. The increase in tax rate was primarily due to taxes of $10.8 million on the $30 million cash repatriation from Singapore to the U.S. as a result of the Singapore restructuring and taxes of $1.0 million for write-off of deferred tax assets in the U.K. related to restructuring.

•

Net loss was $11.3 million, or $0.34 per share, in the second quarter of 2013. This compares with net earnings of $3.3 million, or $0.10 per diluted share, in the second quarter of 2012. The second quarter 2013 included a $0.32 per share cash repatriation tax expense related to the Singapore restructuring, a restructuring and related charge of $0.17 per share, write-off of deferred tax assets in the U.K. related to restructuring of $0.03 per share, and CEO transition costs of $0.02 per share. The second quarter 2012 diluted earnings per share included a restructuring and related charge of $0.08 per share.

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

In the second quarter of 2013, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Second Quarter 2013 and Second Quarter 2012

Segment Discussion

Refer to Note G, “Segments,” for a description of our segments.

The following table highlights the segment results for the quarters ended June 30, 2013 and July 1, 2012:

($ in thousands)	Components and Sensors	EMS	Total
Second Quarter of 2013
Net sales to external customers	$105,381	$46,180	$151,561

Segment operating earnings/(loss) before corporate and shared services charges	$17,098	$(102)	$16,996

Corporate and shared services charges	(5,731)	(1,444)	(7,175)

Segment operating earnings/(loss)	$11,367	$(1,546)	$9,821

% of Net sales	10.8%	(3.3)%	6.5%

Second Quarter of 2012
Net sales to external customers	$76,823	$77,471	$154,294

Segment operating earnings before corporate and shared services charges	$8,398	$6,086	$14,484

Corporate and shared services charges	(3,034)	(1,906)	(4,940)

Segment operating earnings	$5,364	$4,180	$9,544

% of Net sales	7.0%	5.4%	6.2%

Net sales in the Components and Sensors segment increased $28.6 million, or 37.2%, from the second quarter of 2012. The increase in net sales was primarily attributable to a $20.4 million increase in sales to automotive markets due to incremental sales of $13.2 million from the acquisition of D&R Technology, and sales of $6.5 million from the recently-launched smart actuator product. Sales of electronic components increased $8.2 million, or 27.8%, driven by higher sales of $7.2 million of piezoceramic products mainly for hard disk drive applications.

The Components and Sensors segment recorded operating earnings of $11.4 million in the second quarter of 2013 versus $5.4 million in the second quarter of 2012. The favorable earnings change resulted primarily from higher sales, including the D&R Technology acquisition.

Net sales in the EMS segment decreased $31.3 million, or 40.4%, in the second quarter of 2013 from the second quarter of 2012. The decrease in net sales was primarily due to the uncertain global economic conditions and our decision to exit certain customers last year. The lower net sales by market were $10.1 million in the industrial market, $9.7 million in the communications market, $8.1 million in the defense and aerospace market, $3.2 million in the medical market and $0.2 million in the computer market.

EMS segment operating loss was $1.5 million in the second quarter of 2013 versus operating earnings of $4.2 million in the second quarter of 2012. The unfavorable earnings change was primarily due to lower sales and the timing of insurance recoveries related to the flood at our Thailand facility. In the second quarter of 2012, we had approximately $5.0 million of expenses and losses primarily related to the flood at our Thailand facility while we recorded $7.4 million of insurance recoveries related to business interruption.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2013 and July 1, 2012:

	Quarter ended		Increase (Decrease)
($ in thousands, except net earnings per share)	June 30, 2013	July 1, 2012
Net sales	$151,561	$154,294	$(2,733)
Restructuring-related costs	$852	$692	$160
% of net sales	0.6%	0.4%	0.2%
Gross margin	$35,489	$25,938	$9,551
% of net sales	23.4%	16.8%	6.6%
Insurance recovery for business interruption	$—	$(7,423)	$7,423
Operating expenses:
Selling, general and administrative expenses	$20,749	$19,378	$1,371
% of net sales	13.7%	12.6%	1.1%
Research and development expenses	$5,771	$5,131	$640
% of net sales	3.8%	3.3%	0.5%
Restructuring charge	$7,243	$3,139	$4,104
% of net sales	4.8%	2.0%	2.8%
Operating earnings	$1,726	$5,713	$(3,987)
% of net sales	1.1%	3.7%	(2.6)%
Interest and other expense	$(943)	$(1,200)	$257
% of net sales	(0.6)%	(0.8)%	0.2%
Income tax expense	$12,118	$1,212	$10,906
Net (loss)/earnings	$(11,335)	$3,301	$(14,636)
% of net sales	(7.5)%	2.1%	(9.6)%
Net (loss)/earnings per share	$(0.34)	$0.10	$(0.44)

Net sales of $151.6 million in the second quarter of 2013 decreased $2.7 million, or 1.8%, from the second quarter of 2012 attributable to lower EMS segment net sales of $31.3 million partially offset by higher Components and Sensors segment net sales of $28.6 million.

Gross margin as a percent of net sales was 23.4% in the second quarter of 2013 compared to 16.8% in the second quarter of 2012. The increase in gross margin resulted primarily from favorable segment mix as the Components and Sensors segment percent of total sales increased to 69.5% of consolidated sales from 49.8% in the same period of 2012 and the second quarter 2012 expenses and lost margin of approximately $5.0 million related to the flood at our Thailand facility.

Insurance recovery for business interruption primarily due to the flood at our Thailand facility totaled $7.4 million in the second quarter of 2012. This recovery partially offsets related expenses and losses that negatively impacted our gross margin. There were no insurance recoveries for business interruption in the second quarter 2013 as all recoveries were completed in 2012.

SG&A expenses were $20.7 million, or 13.7% of net sales, in the second quarter of 2013 versus $19.4 million, or 12.6% of net sales in the second quarter of 2012. SG&A expenses as a percentage of net sales increased primarily due to the acquisition of D&R Technology and CEO transition costs.

R&D expenses were $5.8 million, or 3.8% of net sales, in the second quarter of 2013 compared to $5.1 million, or 3.3% of net sales, in the second quarter of 2012. The increase was primarily driven by spending to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $1.7 million in the second quarter of 2013, including restructuring and related charges of $8.1 million, compared to $5.7 million in the second quarter of 2012 which included restructuring and related charges of $3.8 million.

Interest and other expense was $0.9 million in the second quarter of 2013 versus $1.2 million in the same quarter of 2012. The decrease of $0.3 million was primarily due to lower unfavorable foreign exchange impact of $0.7 million partially offset by increased net interest expense of $0.5 million as a result of higher debt balances.

The effective tax rate in the second quarter of 2013 was 1,546.8% compared to 26.9% in the second quarter of 2012. The increase was primarily due to tax expense of $10.8 million on the $30 million cash repatriation from Singapore to the U.S. as a result of the Singapore restructuring and a tax expense of $1.0 million for write-off of deferred tax assets in the U.K related to restructuring.

Net loss was $11.3 million, or $0.34 per share, in the second quarter of 2013 compared with net earnings of $3.3 million, or $0.10 per diluted share, in the second quarter of 2012.

Comparison of First Six Months 2013 and First Six Months 2012

Segment Discussion

The following table highlights the segment results for the six-month periods ended June 30, 2013 and July 1, 2012:

($ in thousands)	Components and Sensors	EMS	Total
First Six Months of 2013
Net sales to external customers	$203,443	$97,630	$301,073

Segment operating earnings before corporate and shared services charges	$27,480	$961	$28,441

Corporate and shared services charges	(11,710)	(3,126)	(14,836)

Segment operating earnings (loss)	$15,770	$(2,165)	$13,605

% of Net sales	7.8%	(2.2)%	4.5%
First Six Months of 2012
Net sales to external customers	$153,241	$148,022	$301,263

Segment operating earnings before corporate and shared services charges	$15,742	$6,541	$22,283

Corporate and shared services charges	(7,358)	(3,449)	(10,807)

Segment operating earnings (1)	$8,384	$3,092	$11,476

% of Net sales	5.5%	2.1%	3.8%

(1)	EMS segment’s operating earnings of $3,092 includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility.

Net sales in the Components and Sensors segment increased $50.2 million, or 32.8% from the first six months of 2012. The increase in net sales was primarily attributable to a $37.8 million increase in sales to automotive markets due to incremental sales of $25.9 million from the acquisition of D&R Technology, and sales of $13.7 million from the recently-launched smart actuator product. Sales of electronic components increased $12.4 million, or 21.4%, driven by higher piezoceramic product sales of $10.7 million, mainly for hard disk drive applications.

The Components and Sensors segment operating earnings were $15.8 million in the first six months of 2013 versus $8.4 million in the first six months of 2012. The favorable earnings change resulted primarily from higher sales, including the D&R Technology acquisition,.

Net sales in the EMS segment decreased $50.4 million, or 34.0%, in the first six months of 2013 from the first six months of 2012. The decrease in net sales was primarily due to the uncertain global economic conditions and our decision to exit certain customers last year. The lower net sales by market were $22.3 million in the defense and aerospace market, $17.2 million in the industrial market, $6.0 million in the communications market, $4.2 million in the medical market and $0.7 million in the computer market.

EMS segment operating losses were $2.2 million in the first six months of 2013 versus operating earnings of $3.1 million in the first six months of 2012. The unfavorable earnings change was primarily due to $50.4 million of lower sales and the timing of insurance recoveries related to the flood at our Thailand facility and the fire at our Scotland facility During the first six months of 2012 we had approximately $11.3 million of expenses and losses related to the flood at our Thailand facility and the fire at our Scotland facility while we recorded $12.8 million of insurance recoveries.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six-month periods ended June 30, 2013 and July 1, 2012:

	Six months ended
($ in thousands, except net earnings per share)	June 30, 2013	July 1, 2012	Increase (Decrease)
Net sales	$301,073	$301,263	$(190)
Restructuring-related costs	$1,115	$692	$423
% of net sales	0.4%	0.2%	0.2%
Gross margin	$66,669	$47,987	$18,682
% of net sales	22.1%	15.9%	6.2%
Insurance recovery for business interruption	$—	$(11,050)	11,050
Operating expenses:
Selling, general and administrative expenses	$42,156	$38,782	$3,374
% of net sales	14.0%	12.9%	1.1%
Research and development expenses	$12,023	$11,240	$783
% of net sales	4.0%	3.7%	0.3%
Insurance recovery for property damage	$—	$(1,769)	$1,769
Restructuring and impairment charge	$7,802	$3,139	$4,663
% of net sales	2.6%	1.0%	1.6%
Operating earnings	$4,688	$7,645	$(2,957)
% of net sales	1.6%	2.5%	(0.9)%
Interest and other expense	$(1,147)	$(835)	$(312)
% of net sales	(0.4)%	(0.3)%	(0.1)%
Income tax expense	$11,308	$1,226	$10,082
Net (loss)/earnings	$(7,767)	$5,584	$(13,351)
% of net sales	(2.6)%	1.9%	(4.5)%
Net (loss)/earnings per share	$(0.23)	$0.16	$(0.39)

Net sales of $301.1 million in the first six months of 2013 were essentially unchanged from the first six months of 2012. Higher Components and Sensors segment net sales of $50.2 million were offset by lower EMS segment net sales of $50.4 million.

Gross margin as a percent of net sales was 22.1% in the first six months of 2013 compared to 15.9% in the first six months of 2012. The increase in gross margin primarily resulted from favorable segment mix as the Components and Sensors segment percent of total sales increased to 67.6% of consolidated sales from 50.9% in the same period of 2012 and the first six months 2012 expenses and lost margin of approximately $11.3 million related to the flood at our Thailand facility and the fire at our Scotland facility.

SG&A expenses were $42.2 million, or 14.0% of net sales, in the first six months of 2013 versus $38.8 million, or 12.9% of net sales, in the first six months of 2012. SG&A expenses as a percentage of net sales increased primarily due to the acquisition of D&R Technology and CEO transition costs.

R&D expenses were $12.0 million, or 4.0% of net sales, in the first six months of 2013 versus $11.2 million, or 3.7% of net sales, in the first six months of 2012. The increase was primarily driven by spending to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $4.7 million in the first six months of 2013, including restructuring and related charges of $8.9 million, compared to $7.6 million in the first six months of 2012 which included restructuring and related charges of $3.8 million.

Interest and other expense in the first six months of 2013 was $1.1 million versus $0.8 million in the same period of 2012 due to higher interest expense on higher debt balances, partially offset by lower foreign exchange losses.

The effective tax rate for the first six months of 2013 was 319.3% compared to 18.0% in the first six months of 2012. The increase in tax rate was primarily due to tax expense of $10.8 million on the $30 million cash repatriation from Singapore to the U.S. as a result of the Singapore restructuring and tax expense of $1.0 million for write-off of deferred tax assets in the U.K related to restructuring.

Net losses were $7.8 million, or $0.23 per share, in the first six months of 2013 compared with net earnings of $5.6 million, or $0.16 per share, in the first six months of 2012.

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

In the first six months of 2012, we recovered approximately $1.0 million from our insurance carrier and recorded a recovery of approximately $0.9 million for business interruption, after deducting approximately $0.1 million for certain expenses, in our Condensed Consolidated Statements of Earnings for the six months ended July 1, 2012. All claims were settled in 2012 with our insurance carrier.

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, our Thailand EMS manufacturing facility was flooded. Based on preliminary estimates, the flood damaged approximately $0.8 million of inventory and $0.5 million of fixed assets at net book value. We also incurred approximately $2.5 million of fixed costs at this facility. Local and global property insurance coverage covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. We also have business interruption insurance under these policies that cover the lost sales impact and fixed costs.

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

2013 Outlook

While our Components and Sensors segment is experiencing strong growth in 2013, the EMS segment has been negatively impacted by the uncertain global macro economic environment. As a result, management is lowering its full-year 2013 sales guidance to a 6%-8% increase over 2012, from previous guidance of the low end of a sales increase of 12% to 15% over 2012. The restructuring savings and other efficiencies in the balance of 2013 essentially offset the impact of the EMS sales decline; therefore, management is maintaining adjusted earnings per share in 2013 in the range of $0.78 to $0.83 per share. The adjusted earnings exclude tax expense on cash repatriation, taxes on a write-off of deferred tax assets related to the U.K., restructuring and related charges and CEO transition costs.

The following table provides a reconciliation of estimated full-year 2013 diluted earnings per share to full-year 2013 adjusted earnings per share:

Full-year 2013
Diluted earnings per share	$0.15 -$0.20
Restructuring and restructuring-related charges	0.21
CEO transition costs	0.07
Tax impact of cash repatriation	0.32
Tax impact of UK deferred tax asset write off	0.03

Adjusted earnings per share	$0.78 - $0.83

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

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $86.0 million at June 30, 2013 and $109.6 million at December 31, 2012. Total debt on June 30, 2013 was $129.5 million compared to $153.5 million at December 31, 2012, as we decreased debt from cash repatriated from a foreign operation. Total debt as a percentage of total capitalization was 33.1% at the end of the second quarter of 2013, compared with 36.4% at December 31, 2012. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital decreased by $17.7 million in the second quarter of 2013 versus year-end 2012, primarily due to a decrease in cash and cash equivalents of $23.5 million and an increase in accounts payable of $2.7 million, partially offset by an increase in accounts receivable, net of $4.6 million, an increase in inventories of $3.4 million, a decrease in other accrued liabilities of $0.3 million and an increase other current assets of $0.3 million.

Cash Flow

Operating Activities

Net cash provided by operating activities was $10.2 million during the first six months of 2013. Components of net cash provided by operating activities included net loss of $7.8 million, depreciation and amortization expense of $11.4 million, restructuring and asset impairment charges of $7.8 million and add-backs of other non-cash items such as equity-based compensation and amortization of retirement benefit totaling $6.8 million, which were partially offset by net changes in assets and liabilities of $7.3 million and an increase in prepaid pension asset of $0.7 million. The changes in assets and liabilities were primarily due to increased accounts receivable of $5.3 million, inventories of $3.8 million, other current assets $0.6 million, and decreased accounts payable of $3.2 million, partially offset by an increase in other assets of $5.7 million.

Net cash provided by operating activities was $12.0 million during the first six months of 2012. Components of net cash provided by operating activities included net earnings of $5.6 million, depreciation and amortization expense of $9.6 million, restructuring and asset impairment charges of $3.1 million and add-backs of other non-cash items such as equity-based compensation, amortization of retirement benefit and net insurance recovery totaling $6.1 million which were partially offset by net changes in assets and liabilities of $9.1 million and an increase in prepaid pension asset of $3.4 million. The changes in assets and liabilities were primarily due to decreased accounts payable and accrued liabilities of $24.0 million partially offset by decreased inventories of $15.3 million.

Investing Activities

Net cash used in investing activities for the first six months of 2013 was $8.2 million primarily for capital expenditures of $8.4 million.

Net cash used in investing activities for the first six months of 2012 was $21.8 million for the Valpey-Fisher acquisition of $14.7 million, net of cash acquired, capital expenditures of $6.9 million, and capital expenditures to replace property damaged by casualty of $2.9 million partially offset by insurance proceeds for property damage due to casualty of $2.3 million.

Financing Activities

Net cash used by financing activities for the six months of 2013 was $25.8 million, consisting primarily of a net decrease in long-term debt of $24.0 million, $2.3 million in dividend payments and $1.5 million in Treasury stock purchases, partially offset by stock issuance of $2.1 million.

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

Long-term debt was comprised of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Revolving credit facility, weighted-average interest rate of 2.0% (2013), and 1.8% (2012) due in 2017.	$129,500	$153,500

There was $129.5 million outstanding under the $200 million revolving credit facility at June 30, 2013, and $153.5 million at December 31, 2012. We had $67.9 million available under the $200 million credit facility at June 30, 2013, net of standby letters of credit of $2.6 million, and $43.9 million available at December 31, 2012, net of standby letters of credit of $2.6 million. Interest rates on the revolving credit facility fluctuate based upon London Interbank Offered Rate and our quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio and was 0.40 percent and 0.30 percent per annum at June 30, 2013 and July 1, 2012, respectively. The revolving credit facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit facility. We were in compliance with all debt covenants at June 30, 2013. The revolving credit facility requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

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

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. An unrealized gain of approximately $765,000 and $801,000 was recorded in Other Comprehensive Income for the three and six months ended June 30, 2013, respectively. An unrealized loss of approximately $832,000 was recorded in Other Comprehensive Income for the three and six months ended July 1, 2012. We also reclassed approximately $78,000 and $155,000 of realized loss out of other comprehensive income to interest expense for the three and six months ended June 30, 2013, respectively. No realized loss was reclassed out of other comprehensive income to interest expense for the three and six months ended July 1, 2012. Approximately $334,000 was recorded as accrued liabilities and $341,000 recorded as a non-current liability in other long-term obligations on the Condensed Consolidated Balance Sheets at June 30, 2013. Approximately $271,000 was recorded as accrued liabilities and $1,336,000 recorded as a non-current liability in Other Long-term Obligations on the Consolidated Balance Sheets at December 31, 2012.

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

In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first half of 2013, 150,205 shares were repurchased.

In June 2013, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first half of 2013, no shares were repurchased under this program.

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

Recent Accounting Pronouncements

ASU 2013-07, “Presentation of Financial Statements – Liquidation Basis of Accounting”

In April 2013, the FASB issued Accounting Standards Update 2013-07, “Presentation of Financial Statements – Liquidation Basis of Accounting,” which contains guidance on applying the liquidation basis of accounting and the related disclosure requirements. Under the ASU, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity’s governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective or (b) a plan for liquidation is being imposed by other forces. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. The provisions of ASU 2013-07 are not expected to have a material impact on our consolidated financial statements.

ASU 2013-10, “Derivatives and Hedging – Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”

In July 2013, the FASB issued Accounting Standards Update 2013-10, “Derivatives and Hedging – Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” which permit the Fed Funds Effective Swap Rate (Overnight Interest Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. These amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect these provisions to have a material impact on CTS’ financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2012.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, provided that the evaluation did not include an evaluation of the effectiveness of the internal control over financial reporting for the acquired business, as described further below.

Since the date of acquisition of D&R Technology, our management has not completed an evaluation of the business’s internal controls over financial reporting for the acquired entity, whose results are included in the financial statements and notes filed in this Form 10-Q.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the acquisition described above, there were no changes in our internal control over financial reporting for the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Presently, we have been served process and named as co-defendant with Toyota in approximately thirty-eight open lawsuits; we have been dismissed as a defendant from an additional thirty-four lawsuits. The claims generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

Item 1A. Risk Factors

There have been no significant changes to our risk factors since December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending June 30, 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				363,041
April 1, 2013 – April 28, 2013	44,941	$9.91	44,941	318,100
April 29, 2013 – May 26, 2013	—	—	—	318,100
May 27, 2013 – June 30, 2013	—	—	—	1,318,100

Total	44,941		44,941

(1)	In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.
(1)	In June 2013, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.XML*	XBRL Instance Document

101.XSD*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ John R. Dudek	/s/ Thomas A. Kroll
John R. Dudek Vice President, General Counsel and Secretary	Thomas A. Kroll Vice President and Chief Financial Officer

Dated: July 25, 2013	Dated: July 25, 2013