Form 10-Q
period 2013-09-29
CTS CORP
filed 2013-10-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 1-4639

CTS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

905 West Boulevard North, Elkhart, IN	46514
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 574-523-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2013: 33,692,312

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS/(LOSS) - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$159,563	$137,357	$460,636	$438,620
Costs and expenses:
Cost of goods sold	122,034	110,763	356,438	364,039
Insurance recovery for business interruption - casualties	—	(4,192)	—	(15,242)
Selling, general and administrative expenses	20,765	19,387	62,921	58,169
Research and development expenses	5,718	4,350	17,741	15,590
Insurance recovery for property damage - Casualties	—	—	—	(1,769)
Restructuring and impairment charge - Note M	953	245	8,755	3,384

Operating earnings	10,093	6,804	14,781	14,449
Other (expense)/income:
Interest expense	(849)	(584)	(2,843)	(1,869)
Interest income	442	425	1,301	1,341
Other	706	763	694	297

Total other income/(expense)	299	604	(848)	(231)

Earnings before income taxes	10,392	7,408	13,933	14,218
Income tax expense	3,573	1,491	14,881	2,717

Net earnings/(loss)	$6,819	$5,917	$(948)	$11,501

Net earnings/(loss) per share - Note J
Basic	$0.20	$0.17	$(0.03)	$0.34

Diluted	$0.20	$0.17	$(0.03)	$0.33

Cash dividends declared per share	$0.035	$0.035	$0.105	$0.105

Average common shares outstanding:
Basic	33,696	33,923	33,603	34,017
Diluted	34,331	34,471	33,603	34,588

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - UNAUDITED

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net earnings/(loss)	$6,819	$5,917	$(948)	$11,501
Other comprehensive earnings/(loss):
Cumulative translation adjustment, 2013 – net of tax benefit of $430 and net of tax $32; 2012 - net of tax benefit of $444 and $508	1,344	1,371	(166)	1,616
Defined benefit and post-retirement benefit plans:
Amortization of prior service cost included in net periodic pension costs, 2013 - net of tax of $53 and $171; 2012 - net of tax of $59 and $177	83	93	265	277
Amortization of loss included in net periodic pension costs, 2013 - net of tax of $792 and $2,340; 2012 - net of tax $612 and $1,818	1,228	964	3,718	2,926
Additional cost due to early retirement, 2013 - net of tax of $0 and $0; 2012 - net of tax of $0 and $110	—	—	—	171
Foreign exchange impact, 2013 - net of tax benefit of $74 and $2; 2012 - net of tax benefit of $58 and $67	(139)	(107)	63	(155)

Reclassification adjustments included in net earnings – defined benefit and post-retirement benefit plans	1,172	950	4,046	3,219

Unrealized gain on interest swaps treated as cash flow hedges:
Unrealized holding gain/(loss) arising during period, 2013 - net of tax benefit of $168 and net of tax $144; 2012 - net of tax benefit of $278 and $603	(260)	(436)	229	(943)
Reclassification adjustments for losses included in net earnings, 2013 - net of tax of $31 and $92; 2012 - net of tax of $0 and $0	50	—	144	—

Net change in unrealized holding loss on interest rate swaps	(210)	(436)	373	(943)

Other comprehensive earnings	2,306	1,885	4,253	3,892

Comprehensive earnings	$9,125	$7,802	$3,305	$15,393

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share amounts)

	(Unaudited) September 29, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$96,730	$109,571
Accounts receivable, less allowances (2013 - $721; 2012 - $811)	96,809	89,342
Inventories - Note D	84,605	81,752
Other current assets	29,663	28,633

Total current assets	307,807	309,298
Property, plant and equipment, less accumulated depreciation (2013 - $239,900; 2012 - $240,693)	89,480	93,725
Other Assets
Goodwill – Note L	35,156	35,156
Other indefinite-lived intangible asset – Note L	640	820
Other intangible assets, net – Note L	43,179	47,538
Deferred income taxes	59,869	73,158
Other	3,732	1,484

Total other assets	142,576	158,156

Total Assets	$539,863	$561,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$71,512	$67,973
Accrued liabilities	50,253	47,056

Total current liabilities	121,765	115,029
Long-term debt - Note E	128,600	153,500
Other long-term obligations	19,867	24,892
Shareholders’ Equity
Preferred stock - authorized 25,000,000 shares without par value; none issued	—	—
Common stock - authorized 75,000,000 shares without par value; 55,693,235 shares issued at September 29, 2013 and 55,263,082 shares issued at December 31, 2012	296,315	291,512
Additional contributed capital	39,529	40,008
Retained earnings	363,320	367,800
Accumulated other comprehensive loss	(116,351)	(120,604)

	582,813	578,716
Cost of common stock held in treasury (2013 – 22,029,923 shares and 2012 – 21,829,954 shares)	(313,182)	(310,958)

Total shareholders’ equity	269,631	267,758

Total Liabilities and Shareholders’ Equity	$539,863	$561,179

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands of dollars)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net (loss) / earnings	$(948)	$11,501
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,677	14,583
Prepaid pension asset	(2,422)	(5,122)
Equity-based compensation – Note B	3,141	3,181
Restructuring and impairment charges – Note M	8,755	3,384
Amortization of retirement benefit adjustments – Note F	6,494	5,193
Insurance recovery for business interruption and property damage - casualties	—	(17,011)
Insurance proceeds for business interruption and property damage other than property, plant and equipment - casualties	—	17,703
Changes in assets and liabilities, net of acquisition
Accounts receivable	(7,639)	10,020
Inventories	(2,977)	19,483
Other current assets	(409)	1,205
Accounts payable and accrued liabilities	33	(38,169)
Other	4,790	(965)

Total adjustments	26,443	13,485

Net cash provided by operating activities	25,495	24,986
Cash flows from investing activities:
Capital expenditures	(10,908)	(9,779)
Capital expenditures to replace property, plant and equipment damaged in casualties	—	(2,859)
Insurance proceeds for property, plant and equipment damaged in casualties	—	2,250
Proceeds from sale of fixed assets and assets held for sale	593	499
Payment for acquisition, net of cash acquired	—	(14,689)

Net cash used in investing activities	(10,315)	(24,578)
Cash flows from financing activities:
Payments of long-term debt – Note E	(3,527,200)	(3,979,650)
Proceeds from borrowings of long-term debt – Note E	3,502,300	3,999,750
Payments of short-term notes payable	(1,646)	(2,166)
Proceeds from borrowings of short-term notes payable	1,646	2,166
Purchase of treasury stock	(2,224)	(6,550)
Dividends paid	(3,524)	(3,574)
Exercise of stock options	2,235	1,672
Other	16	167

Net cash (used)/provided by financing activities	(28,397)	11,815
Effect of exchange rate on cash and cash equivalents	376	(15)

Net (decrease)/increase in cash and cash equivalents	(12,841)	12,208
Cash and cash equivalents at beginning of year	109,571	76,412

Cash and cash equivalents at end of period	$96,730	$88,620

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,506	$1,581
Income taxes—net	$4,756	$4,468

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

September 29, 2013

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

NOTE B – Equity-Based Compensation

At September 29, 2013, CTS had four equity-based compensation plans: the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”). All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

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

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three and nine months ended September 29, 2013 and September 30, 2012, respectively, relating to equity-based compensation plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Restricted stock units	$660	$1,010	$3,141	$3,181

The following table summarizes the status of these plans as of September 29, 2013:

	2009 Plan	2004 Plan	2001 Plan
Awards originally available	3,400,000	6,500,000	2,000,000
Stock options outstanding		140,400	24,800
Restricted stock units outstanding	645,046	101,223
Options exercisable		140,400	24,800
Awards available for grant	1,755,471	262,686

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

A summary of the status of stock options as of September 29, 2013 and September 30, 2012, and changes during the nine-month periods then ended, is presented below:

	September 29, 2013		September 30, 2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	447,250	$10.87	728,050	$10.24
Exercised	(243,750)	$9.91	(195,300)	$8.50
Expired	(37,300)	$8.94	(24,100)	$11.59
Forfeited	(1,000)	$9.78	(68,150)	$10.87

Outstanding at end of period	165,200	$12.74	440,500	$10.86

Exercisable at end of period	165,200	$12.74	440,500	$10.86

The total intrinsic value of share options exercised during the nine-month periods ended September 29, 2013 and September 30, 2012, were $435,000 and $320,000, respectively.

The weighted average remaining contractual life of options outstanding and options exercisable at September 29, 2013 and September 30, 2012 were 1.8 years and 1.6 years, respectively. The aggregate intrinsic values of options outstanding and options exercisable at September 29, 2013 and September 30, 2012 were approximately $470,000 and $167,000, respectively. There were no unvested stock options at September 29, 2013.

The following table summarizes information about stock options outstanding at September 29, 2013:

	Options Outstanding and Exercisable
		Weighted Average
Range of	Number Outstanding	Remaining	Weighted Average
Exercise	And Exercisable	Contractual	Exercise
Prices	at 9/29/13	Life (Years)	Price
$11.04 – 11.11	69,900	1.37	$11.09
$13.68 – 14.70	95,300	2.07	$13.95

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. A summary of the status of RSUs as of September 29, 2013 and September 30, 2012, and changes during the nine-month periods then ended is presented below:

	September 29, 2013		September 30, 2012
	RSUs	Weighted- average Grant-Date Fair Value	RSUs	Weighted- average Grant-Date Fair Value
Outstanding at beginning of year	751,798	$9.82	701,449	$9.35
Granted	338,600	$10.20	236,750	$10.38
Converted	(210,313)	$9.87	(273,800)	$8.68
Forfeited	(133,816)	$9.72	(29,608)	$9.18

Outstanding at end of period	746,269	$10.00	634,791	$10.04

Weighted-average remaining contractual life	8.0 years		8.3 years

CTS recorded compensation expense of approximately $444,000 and $1,961,000 related to service-based restricted stock units during the three and nine month periods ended September 29, 2013, respectively. CTS recorded compensation expense of approximately $553,000 and $1,802,000 related to service-based restricted stock units during the three and nine month periods ended September 30, 2012, respectively.

As of September 29, 2013, there was $2,111,000 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Performance-Based Restricted Stock Units

On February 2, 2010, CTS granted performance-based restricted stock unit awards for certain executives. Vesting could occur in the range from zero percent to 200% of the target amount of 78,000 units in 2012. Vesting was dependent upon CTS’ achievement of sales growth targets and, as a result, 49,320 units were awarded and vested.

On February 3, 2011, CTS granted performance-based restricted stock unit awards for certain executives. Vesting could occur in the range from zero percent to 200% of the target amount of 53,200 units in 2013. Vesting was dependent upon CTS’ achievement of sales growth targets. No units were awarded as the targets were not met.

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

CTS recorded compensation expense of approximately $116,000 and $690,000 related to performance-based restricted stock units during the three and nine month periods ended September 29, 2013, respectively. CTS recorded compensation expense of approximately $229,000 and $688,000 related to performance-based restricted stock units during the three and nine month periods ended September 30, 2012, respectively. As of September 29, 2013 there was approximately $1,244,000 of unrecognized compensation cost related to performance-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

On February 2, 2010, CTS granted market-based restricted stock unit awards for certain executives and key employees. Vesting could occur in the range from zero percent to 200% of the target amount of 117,000 units in 2012. Vesting was dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates and, as a result, 67,130 units were awarded and vested.

On February 3, 2011, CTS granted market-based restricted stock unit awards for certain executives and key employees. Vesting could occur in the range from zero percent to 200% of the target amount of 79,800 units in 2013. Vesting was dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates. On February 11, 2013, 80,940 units were earned and awarded.

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

CTS recorded compensation expense of approximately $100,000 and $490,000 related to market-based restricted stock units during the three and nine month periods ended September 29, 2013, respectively. CTS recorded compensation expense of approximately $228,000 and $691,000 related to market-based restricted stock units during the three and nine month periods ended September 30, 2012, respectively. As of September 29, 2013, there was approximately $1,003,000 of unrecognized compensation cost related to market-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Retirement Plan

The Directors’ Plan provides for a portion of the total compensation payable to nonemployee directors to be deferred and paid in CTS common stock. The Directors’ Plan was frozen effective December 1, 2004. All future grants will be from the 2009 Plan.

NOTE C – Acquisition

In December 2012, CTS acquired D&R Technology (“D&R”), a privately-held company with locations in Carol Stream, Illinois and Juarez, Mexico for $63.5 million in cash. D&R is a leading manufacturer of custom designed sensors, switches and electromechanical assemblies primarily serving the automotive light-vehicle market. This acquisition expands CTS’ strategic automotive sensor product platform with new customers and a broader product portfolio. The acquisition also diversifies CTS’ Components and Sensors segment and brings new growth opportunities from sensor applications for safety systems and vehicle chassis management. Additionally, D&R brings strong sensor design and development engineering capabilities to complement CTS’ engineering team.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

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

The following table summarizes the net sales and earnings before income taxes of D&R that are included in CTS’ Condensed Consolidated Statements of Earnings for the three and nine months ended September 29, 2013:

	Three Months Ended	Nine Months Ended
($ in thousands)	September 29, 2013	September 29, 2013
Net Sales	$11,820	$37,716
Earnings before income taxes	$602	$2,458

The D&R acquisition is accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on the fair market values on the date of acquisition. CTS determines the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired and liabilities assumed. During the nine months ended September 29, 2013, the Company recorded a measurement period adjustment as a result of additional information provided by CTS’ external valuation consultants. This adjustment increased amortizable intangible assets by $1,457,000. Other measurement period adjustments were recorded for accounts receivable and accounts payable to reflect fair market values on the date of acquisition, which resulted in a decrease of $260,000 and an increase of $3,000, respectively. The net effect of these measurement period adjustments reduced goodwill by $1,194,000. The allocations for goodwill and other intangible assets are prepared by the Company’s management utilizing a third-party valuation report and other tools available to the Company, including review with the acquired company’s management and historical data from the Company’s prior acquisitions. The allocations pertaining to goodwill and other intangible assets will be finalized in the fourth quarter of 2013.

In January 2012, CTS acquired 100% of the common stock of Valpey-Fisher Corporation (“Valpey-Fisher”), a publicly held company located in Hopkinton, Massachusetts for approximately $18.3 million in cash. Valpey-Fisher is a recognized technology leader in the design and manufacture of precision frequency crystal oscillators. This acquisition expands CTS’ technology, and brings strong engineering capabilities and management leadership to support the Company’s strategic initiatives in CTS’ Component and Sensors’ segment.

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

The following table summarizes the pro-forma combined net sales and earnings before income taxes of CTS, D&R and Valpey-Fisher on a pro forma basis for the three and nine months ended as if the acquisition dates had occurred on January 1, 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
($ in thousands)	(Unaudited Proforma)	(Unaudited Proforma)
Net Sales	$149,508	$478,608
Earnings before income taxes	$7,997	$16,634

NOTE D – Inventories

Inventories consisted of the following:

($ in thousands)	September 29, 2013	December 31, 2012
Finished goods	$13,489	$16,267
Work-in-process	17,541	15,860
Raw materials	53,575	49,625

Total inventories	$84,605	$81,752

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

Long-term debt was comprised of the following:

($ in thousands)	September 29, 2013	December 31, 2012
Revolving credit facility, weighted-average interest rate of 1.9% (2013), and 1.8% (2012) due in 2017	$128,600	$153,500

There was $128.6 million outstanding under the $200 million revolving credit facility at September 29, 2013, and $153.5 million at December 31, 2012. The Company had $68.8 million available under the $200 million credit facility, net of standby letters of credit of $2.6 million at September 29, 2013, and $43.9 million available, net of standby letters of credit of $2.6 million at December 31, 2012. Interest rates on the revolving credit facility fluctuate based upon London Interbank Offered Rate and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio and was 0.30 percent per annum at September 29, 2013 and September 30, 2012. The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at September 29, 2013. The revolving credit facility requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving facility contains restrictions limiting CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and make stock repurchases and dividend payments.

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

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive earnings. An unrealized loss of approximately $428,000 and an unrealized gain of approximately $373,000 was recorded in other comprehensive earnings for the three and nine months ended September 29, 2013, respectively. An unrealized loss of approximately $715,000 and $1,547,000 was recorded in other comprehensive earnings for the three and nine months ended September 30, 2012. CTS also reclassed approximately $81,000 and $236,000 of realized loss out of other comprehensive earnings to interest expense for the three and nine months ended September 29, 2013, respectively. No realized loss was reclassed out of other comprehensive earnings to interest expense for the three and nine months ended September 30, 2012. Approximately $390,000 was recorded as accrued liabilities and $633,000 recorded as a non-current liability in other long-term obligations on the Unaudited Condensed Consolidated Balance Sheets at September 29, 2013. Approximately $271,000 was recorded as accrued liabilities and $1,336,000 recorded as a non-current liability in other long-term obligations on the Consolidated Balance Sheets at December 31, 2012.

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

NOTE F – Retirement Plans

Net pension expense for the three months ended September 29, 2013 of $533,000 and September 30, 2012 of $87,000 for our domestic and foreign plans included the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$648	$683	$28	$31
Interest cost	2,711	2,979	134	143
Expected return on plan assets (1)	(5,042)	(5,376)	(103)	(111)
Amortization of prior service cost	138	151	—	—
Amortization of loss	1,921	1,513	98	74

Expense, net	$376	$(50)	$157	$137

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net pension expense for the nine months ended September 29, 2013 of $1,623,000 and September 30, 2012 of $574,000 for our domestic and foreign plans included the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$1,945	$2,050	$84	$93
Interest cost	8,134	8,957	398	428
Expected return on plan assets (1)	(15,127)	(16,129)	(305)	(331)
Amortization of prior service cost	436	453	—	—
Amortization of loss	5,763	4,549	295	222
Additional cost due to retirement	—	282	—	—

Expense, net	$1,151	$162	$472	$412

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net post retirement expense for the three and nine months ended September 29, 2013 and September 30, 2012 for our post-retirement plan included the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$2	$2	$6	$6
Interest cost	56	64	167	192
Amortization of gain	—	(10)	—	(30)

Postretirement expense	$58	$56	$173	$168

NOTE G – Segments

CTS reportable segments are grouped by entities that exhibit similar economic characteristics and the segment’s reporting results are regularly reviewed by CTS’ chief operating decision maker to make decisions about resources to be allocated to these segments and to evaluate each segment’s performance. CTS has two reportable segments: 1) Components and Sensors and 2) Electronics Manufacturing Services (“EMS”).

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

Summarized financial information concerning CTS’ reportable segments is shown in the following table:

($ in thousands)	Components and Sensors	EMS	Total
Third Quarter of 2013
Net sales to external customers	$103,632	$55,931	$159,563

Segment operating earnings before corporate and shared services charges	$15,108	$2,356	$17,464

Corporate and shared services charges	(4,932)	(1,373)	(6,305)

Segment operating earnings	$10,176	$983	$11,159

Total assets	$424,984	$114,879	$539,863
Third Quarter of 2012
Net sales to external customers	$75,565	$61,792	$137,357

Segment operating earnings before corporate and shared services charges	$9,492	$4,202	$13,694

Corporate and shared services charges	(4,185)	(1,827)	(6,012)

Segment operating earnings	$5,307	$2,375	$7,682

Total assets	$369,614	$111,762	$481,376
First Nine Months of 2013
Net sales to external customers	$307,075	$153,561	$460,636

Segment operating earnings before corporate and shared services charges	$42,588	$3,317	$45,905

Corporate and shared services charges	(16,642)	(4,499)	(21,141)

Segment operating earnings/(loss)	$25,946	$(1,182)	$24,764

Total assets	$424,984	$114,879	$539,863
First Nine Months of 2012
Net sales to external customers	$228,806	$209,814	$438,620

Segment operating earnings before corporate and shared services charges	$25,233	$10,744	$35,977

Corporate and shared services charges	(11,543)	(5,276)	(16,819)

Segment operating earnings(1)	$13,690	$5,468	$19,158

Total assets	$369,614	$111,762	$481,376

(1)	EMS segment’s operating earnings of $5,468 includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility.

Reconciling information between reportable segments’ operating earnings and CTS’ consolidated earnings before income taxes is shown in the following table for the three and nine-month periods then ended:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Total segment operating earnings	$11,159	$7,682	$24,764	$19,158
Restructuring and restructuring-related charges – Components and Sensors	(927)	(365)	(8,821)	(1,604)
Restructuring and restructuring-related charges – EMS	(139)	(513)	(1,162)	(3,105)
Interest expense	(849)	(584)	(2,843)	(1,869)
Interest income	442	425	1,301	1,341
Other income	706	763	694	297

Earnings before income taxes	$10,392	$7,408	$13,933	$14,218

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

Certain other claims are pending against CTS with respect to matters arising out of the ordinary conduct of the Company’s business. With respect to these claims, in the opinion of management, based upon past experience and presently available information, either adequate provision for anticipated costs has been reserved or the ultimate anticipated costs will not materially affect CTS’ consolidated financial position, results of operations, or cash flows.

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

In the first nine months of 2012, CTS recovered approximately $1.0 million from the Company’s insurance carriers and recorded a recovery of approximately $0.9 million for business interruption, after deducting approximately $0.1 million for certain expenses, in CTS’ Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the nine months ended September 30, 2012. These recoveries reflect the final settlement with CTS’ insurance carrier.

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

During the third quarter of 2012, CTS received cash of approximately $4.2 million from its insurance carriers. All of the proceeds received were for business interruption and accordingly, CTS recorded a recovery of $4.2 million for business interruption for the quarter ended September 30, 2012 in the Company’s Unaudited Condensed Consolidated Statements of Earnings/(Loss).

In the first nine months of 2012, CTS received cash of approximately $18.9 million from its insurance carriers. Out of the $18.9 million, approximately $15.8 million was for business interruption and the remaining $3.1 million was for the reimbursement of costs related to property damage. Part of the cash received was to relieve the insurance receivable balance of $2.4 million recorded at December 31, 2011.

Accordingly, CTS recorded a recovery of approximately $14.4 million for business interruption and $1.8 million for property damage in CTS’ Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the nine months ended September 30, 2012. CTS continued to process the insurance claim related to the flood for increased expenses and lost sales impact, with a final settlement in fourth quarter of 2012.

NOTE I – Fair Value Measurement

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of September 29, 2013 and the loss recorded during the nine months ended September 29, 2013 on those assets:

($ in thousands)
Description	Carrying Value at September 29, 2013	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Nine- Months Ended September 29, 2013
Intangible assets, other than goodwill and indefinite-lived intangibles	$244	$—	$—	$244	$233
Long-lived assets	$11,460	$—	$—	$11,460	$2,926

During the second quarter of 2013, CTS initiated the June 2013 restructuring plan which impacted certain locations in the Components and Sensors segment (See Note M). This was considered a triggering event and the Company performed an impairment analysis for the impacted intangibles and long-lived assets. The resulting intangible impairment loss related to customer based intangibles in the Components and Sensors segment. The fair value of these assets were measured and recorded using an income approach. Projected future cash flows related to these assets were used under this approach to determine their fair values. CTS recorded an impairment charge of approximately $3,159,000 for the nine months ended September 29, 2013. The impairment charge was recorded under “Restructuring and Impairment Charge” on the Company’s Unaudited Condensed Consolidated Statements of Earnings/(Loss).

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of September 29, 2013 and the loss recorded during the nine months ended September 29, 2013:

($ in thousands)	Carrying Value at September 29, 2013	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Nine- Months Ended September 29, 2013
Interest rate swap – cash flow hedge	$1,023	$—	$1,023	$—	$236

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy. $390,000 of the fair value of these swaps is classified as a current liability and the remaining $633,000 is classified as a non-current liability on CTS’ Unaudited Condensed Consolidated Balance Sheets.

CTS’ long-term debt consists of a revolving debt facility. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information and approximates carrying value.

NOTE J – Earnings Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings / (loss) per share (“EPS”) computations. Basic EPS is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted EPS is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the denominator. All anti-dilutive shares are excluded from the computation of diluted EPS. The calculations below provide net earnings / (loss), weighted average common shares outstanding, and earnings / (loss) per share for both basic and diluted EPS for the three and nine month periods ended September 29, 2013 and September 30, 2012.

($ in thousands, except per share amounts)	Net Earnings / (Loss) (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Third Quarter 2013
Basic EPS	$6,819	33,696	0.20

Effect of dilutive securities:
Equity-based compensation plans	—	635

Diluted EPS	$6,819	34,331	0.20

Third Quarter 2012
Basic EPS	$5,917	33,923	$0.17

Effect of dilutive securities:
Equity-based compensation plans	—	548

Diluted EPS	$5,917	34,471	$0.17

First Nine Months of 2013
Basic EPS	$(948)	33,603	(0.03)

Effect of dilutive securities:
Equity-based compensation plans	—	—

Diluted EPS	$(948)	33,603	(0.03)

First Nine Months of 2012
Basic EPS	$11,501	34,017	$0.34

Effect of dilutive securities:
Equity-based compensation plans	—	571

Diluted EPS	$11,501	34,588	$0.33

The following table shows the potentially dilutive securities which have been excluded from the three and nine-month periods ended September 29, 2013 and September 30, 2012 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
(Number of Shares in Thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Stock options where the assumed proceeds exceed the average market price	25	387	25	387
Restricted stock units	—	—	609	—

NOTE K – Treasury Stock

Common stock held in treasury totaled 22,029,923 shares with a cost of $313.2 million at September 29, 2013 and 21,829,954 shares with a cost of $311.0 million at December 31, 2012. Approximately 8.2 million shares are available for future issuances.

In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. In August 2013, CTS’ Board of Directors amended the August 2012 share repurchase program by removing the provision that the price per share have a maximum price of $13. The authorization has no expiration. Reacquired shares are expected to be used to support equity-based compensation programs and for other corporate purposes. During the first nine months of 2013, 199,969 shares were repurchased pursuant to this share repurchase program.

In June 2013, CTS’ Board of Directors authorized another program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first nine months of 2013, there were no shares repurchased under this program.

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	September 29, 2013		December 31, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$62,014	$(28,171)	$62,014	$(25,084)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	11,460	(2,124)	11,280	(672)

Total definite lived intangible assets	83,793	(40,614)	83,613	(36,075)
In-process research & development	640	—	820	—
Goodwill	35,156	—	35,156	—

Total	$119,589	$(40,614)	$119,589	$(36,075)

During the nine months ended September 29, 2013, CTS retrospectively adjusted the provisional amounts recognized at the acquisition date for the D&R acquisition in December 2012. Customer lists/relationships were reduced by $7,988,000, Other intangibles were increased by $9,445,000, and Goodwill was reduced by $1,194,000 as a result of additional information provided by CTS’ external valuation consultants. The D&R allocations pertaining to goodwill and other intangible assets will be finalized in the fourth quarter of 2013. See Note C for further discussion.

There was $38.9 million and $4.3 million of net intangible assets excluding goodwill and in-process research and development at September 29, 2013 related to the Components and Sensors segment and the EMS segment, respectively. The in-process research and development intangible at September 29, 2013 and December 31, 2012 relates to the Components and Sensors Segment. There was $34.7 million and $0.5 million of goodwill at September 29, 2013 and December 31, 2012, related to the Components and Sensors segment and to the EMS segment, respectively.

CTS recorded amortization expense of $1.3 million and $4.3 million during the three and nine-month periods ended September 29, 2013, respectively. CTS recorded amortization expense of $0.9 million and $2.2 million during the three and nine-month periods ended September 30, 2012, respectively. The weighted average remaining amortization period for the amortizable intangible assets is 11.3 years. The weighted average remaining amortization period for customer lists/relationships is 12.1 years and for the other intangibles is 8.7 years. CTS estimates remaining amortization expense of $1.3 million in 2013, $4.8 million in 2014, $4.6 million in 2015, $4.3 million in 2016, $4.2 million in 2017 and $24.0 million thereafter.

NOTE M – Restructuring Charges

During June of 2012, CTS initiated certain restructuring actions to reorganize certain operations to further improve its cost structure. These actions resulted in the elimination of approximately 250 positions. These actions were substantially completed by the middle of the fourth quarter of 2012. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 29, 2013:

($ in millions) June 2012 Plan	Planned Costs	Actual incurred through September 29, 2013
Workforce reduction	$2.1	$2.0
Asset impairment charge	1.2	1.4
Other charge	0.1	0.2

Restructuring and impairment charges	$3.4	$3.6

Inventory write-down	$0.6	$0.7
Equipment relocation	0.5	0.3
Other charges	0.5	0.6

Restructuring-related charges	$1.6	$1.6

Total restructuring and restructuring-related charges	$5.0	$5.2

There was $2.1 million and $3.1 million of restructuring and restructuring-related charges incurred by the Components and Sensors segment and the EMS segment, respectively. Restructuring and impairment charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of Earnings/(Loss). Restructuring-related charges are reported as a component of Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Earnings/(Loss).

The following table displays the restructuring reserve activity for the nine months ended September 29, 2013:

($ in millions) June 2012 Plan
Restructuring liability at January 1, 2013	$0.1
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	—
Cost paid	(0.1)

Restructuring liability at September 29, 2013	$—

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

During December of 2012, CTS realigned its operations to suit the business needs of the Company. These realignment actions resulted in the elimination of approximately 190 positions. These actions were completed as of March 31, 2013. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 29, 2013:

($ in millions) December 2012 Plan	Planned Costs	Actual incurred through September 29, 2013
Workforce reduction	$1.7	$1.8
Asset impairment charge	1.1	1.1
Other charge	0.3	0.4

Restructuring and impairment charges	$3.1	$3.3

Inventory write-down	$0.5	$0.5
Equipment relocation	0.1	0.3
Other charges	0.4	0.1

Restructuring-related charges	$1.0	$0.9

Total restructuring and restructuring-related charges	$4.1	$4.2

Approximately $0.8 million of the restructuring and restructuring-related charges of $4.2 million were incurred in the first quarter of 2013. $0.6 million of these charges related to the EMS segment and $0.2 million relates to the Components and Sensors segment. Restructuring and impairment charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of Earnings/(Loss). Restructuring-related charges are reported as a component of Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Earnings/(Loss).

The following table displays the restructuring reserve activity for the nine months ended September 29, 2013:

($ in millions) December 2012 Plan
Restructuring liability at January 1, 2013	$1.6
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	0.8
Cost paid	(2.4)

Restructuring liability at September 29, 2013	$—

During June of 2013, CTS announced plans to further restructure its operations to align its operations to the business needs of the Company. These restructuring actions will result in the elimination of approximately 350 positions. These actions are expected to be completed in 2014. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 29, 2013:

($ in millions) June 2013 Plan	Planned Costs	Actual incurred through September 29, 2013
Workforce reduction	$8.3	$4.9
Asset impairment charge	3.0	3.1
Other charges, including pension termination costs	5.5	0.2

Restructuring and impairment charges	$16.8	$8.2

Inventory write-down	$0.8	$0.9
Equipment relocation	0.9	0.1
Other charges	0.1	0.0

Restructuring-related charges	$1.8	$1.0

Total restructuring and restructuring-related charges	$18.6	$9.2

There was $0.9 million and $0.2 million of restructuring and restructuring related charges for the three months ended September 29, 2013 incurred by the Components and Sensors segment and the EMS segment, respectively. There was $8.6 million and $0.6 million of restructuring and restructuring related charges for the nine months ended September 29, 2013 incurred by the Components and Sensors segment and the EMS segment, respectively. Restructuring and impairment charges are reported on a separate line on the Unaudited Condensed Consolidated Statements of Earnings/(Loss). Restructuring-related charges are reported as a component of Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Earnings/(Loss).

The following table displays the restructuring reserve activity for the nine months ended September 29, 2013:

($ in millions) June 2013 Plan
Restructuring liability at April 1, 2013	$—
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	5.2
Cost paid	(1.9)

Restructuring liability at September 29, 2013	$3.3

The restructuring activities discussed above, will simplify CTS’ global footprint by consolidating manufacturing facilities into existing locations. This plan includes the consolidation of operations from the UK manufacturing facility into the Czech Republic facility, the Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility and to discontinue manufacturing at its Singapore facility, all of which are in the Components and Sensors segment.

Note N – Other Comprehensive Earnings

The following table displays the changes in Accumulated Other Comprehensive Earnings/(Loss) by components for the nine months ended September 29, 2013 (all amounts are stated net of tax):

($ in thousands)	Cumulative translation adjustment	Defined benefit pension items	Unrealized gains and losses on cash flow hedges	Total
Accumulated other comprehensive loss—balance at January 1, 2013	$1,219	$(120,843)	$(980)	$(120,604)
Other comprehensive loss before reclassifications	(166)	—	229	63
Amounts reclassified from accumulated other comprehensive loss	—	4,046	144	4,190

Net current period other comprehensive loss	$(166)	$4,046	$373	$4,253

Accumulated other comprehensive loss—balance at September 29, 2013	$1,053	$(116,797)	$(607)	$(116,351)

The following table displays the reclassifications out of Accumulated Other Comprehensive Earnings/(Loss) for the nine months ended September 29, 2013:

($ in thousands) Details about Accumulated Other Comprehensive Earnings Components	Amount Reclassified from Accumulated Other Comprehensive Earnings(a)	Affected Line Item in the Statement Where Net Income is Presented
Losses on cash flow hedges:
Interest rate swap contracts	$236	Interest expense
	(92)	Tax benefit

	$144	Net of tax

Amortization of defined benefit and post-retirement benefit plans:
Prior service costs	$436	(b)
Loss included in net periodic pension costs	6,058	(b)
Foreign exchange impact	61	Other expense

	6,555	Total before tax
	$(2,509)	Tax benefit

	4,046	Net of tax

Total reclassification for the period	$4,190	Net of tax

(a)	Amounts in parenthesis indicate credit.
(b)	These accumulated other comprehensive earnings components are included in the computation of net periodic pension cost. The actuarial loss that was reclassified to Cost of goods sold of $2,251, Selling, general and administrative expenses of $3,017 and research and development expenses of $1,226 are reflected on CTS’ Unaudited Condensed Consolidated Statements of Earnings/(Loss).

Note O – Income Taxes

The effective tax rate for the three and nine month periods ended September 29, 2013 was 34.4% and 106.8%, respectively. The effective tax rate for the three and nine month periods ended September 30, 2012 was 20.1% and 19.1%, respectively. The income tax expense for the three and nine month periods ended September 29, 2013 was $3.6 million and $14.9 million, respectively. The income tax expense for the three and nine month periods ended September 30, 2012 was $1.5 million and $2.7 million, respectively. Income tax expense for the nine months ended September 29, 2013 includes a discrete period tax expense of $10.8 million related to cash repatriation that was recorded during the second quarter of 2013.

CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested. The repatriation to the U.S. of approximately $30 million during the second quarter of 2013 resulted from a reduction in the amount of earnings required to remain permanently reinvested in Singapore that was made possible by the June 2013 restructuring plan. No deferred income taxes had been previously recorded for unremitted earnings from Singapore due to previous conclusions that the earnings were permanently reinvested. All other foreign subsidiary earnings remain permanently reinvested.

Note P – Subsequent Events

On October 2, 2013, CTS sold its EMS business to Benchmark Electronics, Inc. (“Benchmark”) for $75 million in cash. Included are five manufacturing facilities located in Moorpark, CA, Londonderry, NH, Bangkok, Thailand, Matamoros, Mexico, and San Jose, CA and approximately 1,000 employees. The transaction sharpens CTS’ focus on its Components and Sensors business, and provides additional capital to drive growth and enhance shareholder value. The gain/loss on the sale has not yet been finalized. Management expects the gain/loss amount to be determined in the fourth quarter of 2013 and will be disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The unaudited condensed pro forma balance sheet of EMS and CTS excluding EMS as of September 29, 2013, assuming that the disposition of the EMS business had occurred as of that date, is provided as follows:

(In Thousands)	EMS Business Sold	Pro Forma CTS Post-EMS Sale
Cash and cash equivalents	$—	$169,830
Receivables, net of allowance	32,709	64,100
Inventories	50,997	33,608
Other current assets	6,373	23,290
Property, plant and equipment	14,001	75,479
Other assets	5,022	137,554

Total Assets	$109,102	$503,861

Current liabilities	$38,394	$85,037
Long-term liabilities	30	148,437

Total Liabilities	$38,424	$233,474

The following unaudited pro forma condensed statement of earnings/(loss) for the nine months ended September 29, 2013 is presented as though the Company sold EMS as of January 1, 2013. The unaudited pro forma condensed statement of earnings/(loss) was prepared by adjusting the results of the Company to exclude the results of EMS and estimates of the effects of the sale of EMS on the combined financial results.

Nine Months Ended September 29, 2013
(In thousands, except per share data) (Unaudited)
Revenues	$307,075
Net loss	$(1,709)
Loss per common share
Basic	$(0.05)
Diluted	$(0.05)

Future results may vary significantly from the results reflected in the pro forma financial information because of future events and transactions, as well as other factors.

Note Q – Recent Accounting Pronouncements

ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on financial statement presentation of an unrecognized tax benefit (UTB) when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under this ASU, an entity with an unrecognized tax benefit that is ‘not available’ or not intended to be used at the reporting date to present the unrecognized tax benefit as a liability that should not be combined with deferred tax assets. Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset. These amendments are effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted. The amendments should be applied prospectively, although retroactive application is permitted. The provisions of ASU 2013-11 are not expected to have a material impact on CTS’ consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and our financial condition include, but are not limited to: changes in the economy generally and in respect to the businesses in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other risks and uncertainties are discussed in further detail in Item 1.A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

Subsequent to the third quarter, on October 2, 2013, we sold our EMS business to Benchmark Electronics, Inc. (“Benchmark”) for $75 million in cash. Included are five manufacturing facilities located in Moorpark, CA, Londonderry, NH, Bangkok, Thailand, Matamoros, Mexico, and San Jose, CA and approximately 1,000 employees. The transaction sharpens our focus on the Components and Sensors business, and provides additional capital to drive growth and enhance shareholder value. The gain/loss on the sale has not yet been determined. Management expects the gain/loss amount to be determined in the fourth quarter of 2013 and will be disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For additional information, refer to our Current Report on Form 8-K that was filed on October 8, 2013.

As discussed in more detail throughout the MD&A:

•	Net sales in the third quarter of 2013 of $159.6 million were reported through two segments, Components and Sensors and Electronic Manufacturing Services (“EMS”). Net sales increased by $22.2 million, or 16.2%, in the third quarter of 2013 from the third quarter of 2012. Net sales in the Components and Sensors segment increased by 37.1% versus the third quarter of 2012, while net sales in the EMS segment decreased by 9.5% versus the third quarter of 2012.

•	Gross margin as a percent of net sales was 23.5% in the third quarter of 2013 compared to 19.4% in the third quarter of 2012. The increase in gross margin resulted primarily from favorable segment mix as the Components and Sensors segment percent of total sales increased to 64.9% of consolidated sales from 55.0% in the same period of 2012.

•	Insurance recovery for business interruption primarily due to the flood at our Thailand facility totaled $4.2 million in the third quarter of 2012. There were no insurance recoveries for business interruption in the third quarter 2013 as all recoveries were completed in 2012.

•	Selling, general and administrative (“SG&A”) expenses were $20.8 million, or 13.0% of net sales, in the third quarter of 2013 versus $19.4 million, or 14.1% of net sales, in the third quarter of 2012.

•	Research and development (“R&D”) expenses were $5.7 million, or 3.6% of net sales, in the third quarter of 2013 compared to $4.4 million, or 3.2% of net sales, in the third quarter of 2012. The increase was primarily driven by spending to develop and launch new products and growth initiatives, including the spending resulting from our acquisition of D&R Technology.

•	During the second quarter of 2013 we initiated certain restructuring actions to further improve our manufacturing utilization, increase overall efficiency and better position us for profitable future growth. The third quarter 2013 charges recognized in restructuring and related cost as a result of these actions was approximately $1.1 million. In the third quarter of 2012, restructuring and related costs were approximately $0.9 million.

•	Interest and other income was $0.3 million in the third quarter of 2013 compared to interest and other income of $0.6 million in the same quarter of 2012. The unfavorable impact of $0.3 million was primarily due to $0.3 million higher net interest expense as a result of higher debt balances.

•	Income tax expense was $3.6 million and the effective tax rate was 34.4% in the third quarter of 2013 versus income tax expense of $1.5 million and an effective tax rate of 20.1% in the third quarter of 2012. The increase in effective tax rate was primarily due to a change in earnings mix and the third quarter of 2012 included a non-recurring benefit associated with the impact of a non-taxable capital gain in a foreign jurisdiction.

•	Net earnings were $6.8 million, or $0.20 per diluted share, in the third quarter of 2013. This compares with net earnings of $5.9 million, or $0.17 per diluted share, in the third quarter of 2012. The third quarter 2013 included a restructuring and related charge of $0.02 per share, CEO transition costs of $0.01 per share, and transaction costs related to the sale of our EMS business of $0.01. The third quarter 2012 diluted earnings per share included a restructuring and related charge of $0.02 per share and legal and CEO search costs of $0.01 per share.

Critical Accounting Policies

MD&A discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

In the third quarter of 2013, there were no changes in the above critical accounting policies.

Results of Operations

Comparison of Third Quarter 2013 and Third Quarter 2012

Segment Discussion

Refer to Note G, “Segments,” in our Unaudited Condensed Consolidated Financial Statements for a description of our segments.

The following table highlights the segment results for the quarters ended September 29, 2013 and September 30, 2012:

($ in thousands)	Components and Sensors	EMS	Total
Third Quarter of 2013
Net sales to external customers	$103,632	$55,931	$159,563

Segment operating earnings before corporate and shared services charges	$15,108	$2,356	$17,464

Corporate and shared services charges	(4,932)	(1,373)	(6,305)

Segment operating earnings	$10,176	$983	$11,159

% of Net sales	9.8%	1.8%	7.0%
Third Quarter of 2012
Net sales to external customers	$75,565	$61,792	$137,357

Segment operating earnings before corporate and shared services charges	$9,492	$4,202	$13,694

Corporate and shared services charges	(4,185)	(1,827)	(6,012)

Segment operating earnings	$5,307	$2,375	$7,682

% of Net sales	7.0%	3.8%	5.6%

Net sales in the Components and Sensors segment increased $28.1 million, or 37.1%, from the third quarter of 2012. The increase in net sales was primarily attributable to a $24.3 million increase in sales to automotive markets due to incremental sales of $11.8 million from the acquisition of D&R Technology, sales of $5.9 million from the recently-launched smart actuator product, and a sales increase of $5.0 million in accelerator pedals. Sales of electronic components increased $3.8 million, or 12.0%, driven by higher sales of $1.9 million of piezoceramic products mainly for hard disk drive applications.

The Components and Sensors segment recorded operating earnings of $10.2 million in the third quarter of 2013 versus $5.3 million in the third quarter of 2012. The favorable earnings change resulted primarily from higher sales, including the D&R Technology acquisition.

Net sales in the EMS segment decreased $5.9 million, or 9.5%, in the third quarter of 2013 from the third quarter of 2012. The decrease in net sales was primarily due to uncertain global economic conditions and our decision to exit certain customer relationships during 2012. The lower net sales by market were $3.6 million in the industrial market, $4.0 million in the communications market, partially offset by increases in the computer and medical markets.

EMS segment operating earnings were $1.0 million in the third quarter of 2013 versus operating earnings of $2.4 million in the third quarter of 2012. The unfavorable earnings change was primarily due to lower sales and the timing of insurance recoveries related to the flood at our Thailand facility.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the quarters ended September 29, 2013 and September 30, 2012:

	Quarter ended
($ in thousands, except net earnings per share)	September 29, 2013	September 30, 2012	Increase (Decrease)
Net sales	$159,563	$137,357	$22,206
Restructuring-related costs	$113	$633	$(520)
% of net sales	0.1%	0.5%	(0.4)%
Gross margin	$37,529	$26,594	$10,935
% of net sales	23.5%	19.4%	4.1%
Insurance recovery for business interruption	$—	$(4,192)	$4,192
Operating expenses:
Selling, general and administrative expenses	$20,765	$19,387	$1,378
% of net sales	13.0%	14.1%	(1.1)%
Research and development expenses	$5,718	$4,350	$1,368
% of net sales	3.6%	3.2%	0.4%
Restructuring charge	$953	$245	$708
% of net sales	0.6%	0.2%	0.4%
Operating earnings	$10,093	$6,804	$3,289
% of net sales	6.3%	5.0%	1.3%
Net interest and other income	$299	$604	$(305)
% of net sales	0.2%	0.4%	(0.2)%
Income tax expense	$3,573	$1,491	$2,082
Net earnings	$6,819	$5,917	$902
% of net sales	4.3%	4.3%	—%
Net earnings per diluted share	$0.20	$0.17	$0.03

Net sales of $159.6 million in the third quarter of 2013 increased $22.2 million, or 16.2%, from the third quarter of 2012 attributable to higher Components and Sensors segment net sales of $28.1 million partially offset by lower EMS segment net sales of $5.9 million.

Gross margin as a percent of net sales was 23.5% in the third quarter of 2013 compared to 19.4% in the third quarter of 2012. The increase in gross margin resulted primarily from favorable segment mix as the Components and Sensors segment percent of total sales increased to 64.9% of consolidated sales from 55.0% in the same period of 2012.

Insurance recovery for business interruption primarily due to the flood at our Thailand facility totaled $4.2 million in the third quarter of 2012. This recovery partially offsets related expenses that negatively impacted our gross margin. There were no insurance recoveries for business interruption in the third quarter 2013 as all recoveries were completed in 2012.

SG&A expenses were $20.8 million, or 13.0% of net sales, in the third quarter of 2013 versus $19.4 million, or 14.1% of net sales in the third quarter of 2012. SG&A expenses increased primarily due to the acquisition of D&R Technology, CEO transition costs and transaction costs related to the sale of our EMS business.

R&D expenses were $5.7 million, or 3.6% of net sales, in the third quarter of 2013 compared to $4.4 million, or 3.2% of net sales, in the third quarter of 2012. The increase was primarily driven by spending to develop and launch new products and growth initiatives, including the spending resulting from our acquisition of D&R Technology. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $10.1 million in the third quarter of 2013, including restructuring and related charges of $1.1 million, compared to $6.8 million in the third quarter of 2012, which included restructuring and related charges of $0.9 million.

Interest and other income was $0.3 million in the third quarter of 2013 versus $0.6 million in the same quarter of 2012. The unfavorable impact of $0.3 million was primarily due to $0.3 million higher net interest expense as a result of higher debt balances.

The effective tax rate in the third quarter of 2013 was 34.4% compared to 20.1% in the third quarter of 2012. The increase in effective tax rate was primarily due to a change in earnings mix and the third quarter of 2012 included a non-recurring benefit associated with the impact of a non-taxable capital gain in a foreign jurisdiction.

Net earnings were $6.8 million, or $0.20 per diluted share, in the third quarter of 2013 compared with net earnings of $5.9 million, or $0.17 per diluted share, in the third quarter of 2012.

Comparison of First Nine Months 2013 and First Nine Months 2012

Segment Discussion

The following table highlights the segment results for the nine-month periods ended September 29, 2013 and September 30, 2012:

($ in thousands)	Components and Sensors	EMS	Total
First Nine Months of 2013
Net sales to external customers	$307,075	$153,561	$460,636

Segment operating earnings before corporate and shared services charges	$42,588	$3,317	$45,905

Corporate and shared services charges	(16,642)	(4,499)	(21,141)

Segment operating earnings / (loss)	$25,946	$(1,182)	$24,764

% of Net sales	8.4%	(0.8)%	5.4%
First Nine Months of 2012
Net sales to external customers	$228,806	$209,814	$438,620

Segment operating earnings before corporate and shared services charges	$25,233	$10,744	$35,977

Corporate and shared services charges	(11,543)	(5,276)	(16,819)

Segment operating earnings (1)	$13,690	$5,468	$19,158

% of Net sales	6.0%	2.6%	4.4%

(1)	EMS’ operating earnings of $5,468 includes $1,769 of insurance recovery for property damage related to the flood at CTS Thailand’s manufacturing facility.

Net sales in the Components and Sensors segment increased $78.3 million, or 34.2% from the first nine months of 2012. The increase in net sales was primarily attributable to a $62.0 million increase in sales to automotive markets due to incremental sales of $37.7 million from the acquisition of D&R Technology, and sales of $19.6 million from the recently-launched smart actuator product. Sales of electronic components increased $16.2 million, or 18.1%, driven by higher piezoceramic product sales of $12.6 million, mainly for hard disk drive applications.

The Components and Sensors segment operating earnings were $25.9 million in the first nine months of 2013 versus $13.7 million in the first nine months of 2012. The favorable earnings change resulted primarily from higher sales, including the D&R Technology acquisition.

Net sales in the EMS segment decreased $56.3 million, or 26.8%, in the first nine months of 2013 from the first nine months of 2012. The decrease in net sales was primarily due to uncertain global economic conditions and our decision to exit certain customer relationships during 2012. The lower net sales by market were $22.7 million in the defense and aerospace market, $20.9 million in the industrial market, $9.9 million in the communications market, and $3.3 million in the medical market, partially offset by an increase of $0.6 million in the computer market.

EMS segment operating losses were $1.2 million in the first nine months of 2013 versus operating earnings of $5.5 million in the first nine months of 2012. The unfavorable earnings change was primarily due to $56.3 million of lower sales and the timing of insurance recoveries related to the flood at our Thailand facility and the fire at our Scotland facility.

Total Company Discussion

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the nine-month periods ended September 29, 2013 and September 30, 2012:

	Nine months ended
($ in thousands, except net earnings per share)	September 29, 2013	September 30, 2012	Increase (Decrease)
Net sales	$460,636	$438,620	$22,016
Restructuring-related costs	$1,228	$1,325	$(97)
% of net sales	0.3%	0.3%	—%
Gross margin	$104,198	$74,581	$29,617
% of net sales	22.6%	17.0%	5.6%
Insurance recovery for business interruption	$—	$(15,242)	15,242
Operating expenses:
Selling, general and administrative expenses	$62,921	$58,169	$4,752
% of net sales	13.7%	13.3%	0.4%
Research and development expenses	$17,741	$15,590	$2,151
% of net sales	3.9%	3.6%	0.3%
Insurance recovery for property damage	$—	$(1,769)	$1,769
Restructuring and impairment charge	$8,755	$3,384	$5,371
% of net sales	1.9%	0.8%	1.1%
Operating earnings	$14,781	$14,449	$332
% of net sales	3.2%	3.3%	(0.1)%
Net interest and other income	$(848)	$(231)	$(617)
% of net sales	(0.2)%	(0.1)%	(0.1)%
Income tax expense	$14,881	$2,717	$12,164
Net (loss)/earnings	$(948)	$11,501	$(12,449)
% of net sales	(0.2)%	2.6%	(2.8)%
Net (loss)/earnings per share	$(0.03)	$0.33	$(0.36)

Net sales of $460.6 million in the first nine months of 2013 increased $22.0 million, or 5.0%, from the first nine months of 2012 attributable to higher Components and Sensors segment net sales of $78.3 million, partially offset by lower EMS segment net sales of $56.3 million.

Gross margin as a percent of net sales was 22.6% in the first nine months of 2013 compared to 17.0% in the first nine months of 2012. The increase in gross margin primarily resulted from favorable segment mix as the Components and Sensors segment percent of total sales increased to 66.7% of consolidated sales from 52.2% in the same period of 2012.

SG&A expenses were $62.9 million, or 13.7% of net sales, in the first nine months of 2013 versus $58.2 million, or 13.3% of net sales, in the first nine months of 2012. SG&A expenses as a percentage of net sales increased primarily due to the acquisition of D&R Technology and CEO transition costs.

R&D expenses were $17.7 million, or 3.9% of net sales, in the first nine months of 2013 versus $15.6 million, or 3.6% of net sales, in the first nine months of 2012. The increase was primarily driven by spending to develop and launch new products and growth initiatives. R&D expenses are incurred by the Components and Sensors segment and are primarily focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Operating earnings were $14.8 million in the first nine months of 2013, including restructuring and related charges of $10.0 million, compared to $14.4 million in the first nine months of 2012 which included restructuring and related charges of $4.7 million.

Interest and other expense in the first nine months of 2013 was $0.8 million versus $0.2 million in the same period of 2012 due to higher interest expense on higher debt balances, partially offset by higher foreign exchange gains.

The effective tax rate for the first nine months of 2013 was 106.8% compared to 19.1% in the first nine months of 2012. The increase in tax rate was primarily due to the second quarter 2013 tax expense of $10.8 million on the $30 million cash repatriation from Singapore to the U.S. as a result of the Singapore restructuring and tax expense of $1.0 million for write-off of deferred tax assets in the U.K. related to restructuring.

Net losses were $0.9 million, or $0.03 per share, in the first nine months of 2013 compared with net earnings of $11.5 million, or $0.33 per diluted share, in the first nine months of 2012.

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

In the first nine months of 2012, we recovered approximately $1.0 million from our insurance carriers and recorded a recovery of approximately $0.9 million for business interruption, after deducting approximately $0.1 million for certain expenses, in our Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the nine months ended September 30, 2012. These recoveries reflect the final settlement with our insurance carrier.

Thailand EMS Manufacturing Facility Flood

During the fourth quarter of 2011, our Thailand EMS manufacturing facility was flooded. The flood damaged approximately $0.8 million of inventory and $0.5 million of fixed assets. We also incurred approximately $2.5 million of fixed costs at this facility. Local property insurance covered the costs of repairing and/or replacing the damaged inventory and machinery and equipment. We also had business interruption insurance under these policies that cover the lost sales impact and fixed costs. The maximum amount covered under the local insurance policy was approximately $2.4 million. We also had a secondary global insurance policy that covered costs not covered by the local policy for up to approximately $25 million with a deductible of $250,000.

During the third quarter of 2012, we received cash of approximately $4.2 million from our insurance carrier. All of the proceeds received were for business interruption and, accordingly, we recorded a recovery of $4.2 million for business interruption for the quarter ended September 30, 2012 in our Unaudited Condensed Consolidated Statements of Earnings/(Loss).

In the first nine months of 2012, we received cash of approximately $18.9 million from our insurance carrier. Out of the $18.9 million, approximately $15.8 million was for business interruption and the remaining $3.1 million was for the reimbursement of costs related to property damage. Part of the cash received was to relieve the insurance receivable balance of $2.4 million recorded at December 31, 2011.

Accordingly, we recorded a recovery of approximately $14.4 million for business interruption and $1.8 million for property damage in our Unaudited Condensed Consolidated Statements of Earnings/(Loss) for the nine months ended September 30, 2012. All claims were settled in 2012 with our insurance carrier.

2013 Outlook

Full-year 2013 sales are expected to be in the range of $555 million to $560 million reflecting the October 2, 2013 EMS divestiture. We are maintaining the 2013 adjusted earnings per share guidance in the range of $0.78 to $0.83 per share.

The following table provides a reconciliation of estimated full-year 2013 diluted earnings per share to full-year 2013 adjusted earnings per share:

Full-year 2013
Diluted earnings per share	$0.03 - $0.08
Restructuring and restructuring-related charges	0.32
CEO transition costs	0.08
Tax impact of cash repatriation	0.32
Tax impact of UK deferred tax asset write off	0.03

Adjusted earnings per share	$0.78 - $0.83

Adjusted earnings per share is a term not recognized by U.S. GAAP. The most directly comparable U.S. GAAP financial measure is diluted earnings per share. We calculate adjusted earnings per share to exclude restructuring and restructuring-related charge.

We use the adjusted earnings per share measure to evaluate overall performance, establish plans and perform strategic analyses. We believe using adjusted earnings per share avoids distortion in the evaluation of operating results by eliminating the impact of events that are not related to operating performance. These measures are based on the exclusion of specific items, and, as such, they may not be comparable to measures used by other companies that have similar titles. Our management compensates for this limitation when performing peer company comparisons by evaluating both U.S. GAAP and non-GAAP financial measures reported by peer companies. We believe that adjusted earnings per share is useful to our management, investors and stakeholders in that it:

•	provides a better measure of our operating performance;

•	reflects the results used by management in making decisions about the business; and

•	helps to review and project our performance over time.

We recommend that investors and stakeholders consider both diluted earnings per share and adjusted earnings per share in evaluating our performance with peer companies.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $96.7 million at September 29, 2013 and $109.6 million at December 31, 2012. Total debt on September 29, 2013 was $128.6 million compared to $153.5 million at December 31, 2012, as we paid down the debt from cash repatriated from a foreign operation. Total debt as a percentage of total capitalization was 32.3% at the end of the third quarter of 2013, compared with 36.4% at December 31, 2012. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

As of September 29, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $95.5 million. If these funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not require us to repatriate them to fund our U.S. operations, which have we believe have sufficient liquidity. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

Working capital decreased by $8.2 million in the third quarter of 2013 versus year-end 2012, primarily due to a decrease in cash and cash equivalents of $12.8 million, an increase in accounts payable of $3.5 million, and an increase in other accrued liabilities of $3.2 million, partially offset by an increase in accounts receivable, net of $7.5 million, and an increase in inventories of $2.9 million, and an increase in other current assets of $1.0 million.

Cash Flow

Operating Activities

Net cash provided by operating activities was $25.5 million during the first nine months of 2013. Components of net cash provided by operating activities included net loss of $0.9 million, depreciation and amortization expense of $16.7 million, restructuring and asset impairment charges of $8.8 million and add-backs of other non-cash items such as equity-based compensation and amortization of retirement benefit totaling $9.6 million, which were partially offset by net changes in assets and liabilities of $6.2 million and an increase in prepaid pension asset of $2.4 million. The changes in assets and liabilities were primarily due to increased accounts receivable of $7.6 million, inventories of $3.0 million, other current assets $0.4 million, partially offset by a decrease in other assets and liabilities of $4.8 million, which includes a $10.8 million non-cash deferred tax asset decrease and a $3.7 million increase in pension liabilities.

Net cash provided by operating activities was $25.0 million during the first nine months of 2012. Components of net cash provided by operating activities included net earnings of $11.5 million, depreciation and amortization expense of $14.6 million, restructuring and asset impairment charges of $3.4 million and other non-cash items such as equity-based compensation, amortization of retirement benefit and net insurance recovery totaling $9.1 million, which were partially offset by net changes in assets and liabilities of $8.4 million and an increase in the prepaid pension asset of $5.1 million. The changes in assets and liabilities were primarily due to decreased accounts payable and accrued liabilities of $38.2 million partially offset by decreased inventories of $19.5 million and decreased accounts receivable of $10.0 million.

Investing Activities

Net cash used in investing activities for the first nine months of 2013 was $10.3 million primarily for capital expenditures of $10.9 million, partially offset by proceeds from sale of fixed assets of $0.6 million.

Net cash used in investing activities for the first nine months of 2012 was $24.6 million primarily for the Valpey-Fisher acquisition of $14.7 million, net of cash acquired, capital expenditures of $9.8 million, and capital expenditures to replace casualty-damaged property of $2.9 million partially offset by insurance proceeds for casualty-damaged property of $2.3 million.

Financing Activities

Net cash used by financing activities for the first nine months of 2013 was $28.4 million, consisting primarily of a net decrease in long-term debt of $24.9 million, $3.5 million in dividend payments and $2.2 million in repurchases of our common stock, partially offset by stock issuance of $2.2 million.

Net cash provided by financing activities for the nine months of 2012 was $11.8 million, consisting primarily of a net increase in long-term debt of $20.1 million, offset by $6.6 million in treasury stock purchases and $3.6 million in dividend payments. The additional debt was primarily used to fund the Valpey-Fisher acquisition and to meet usual working capital requirements.

Capital Resources

Refer to Note E, “Debt,” to our Unaudited Condensed Consolidated Financial Statements for further discussion.

On January 10, 2012, we amended our November 18, 2010 unsecured revolving credit facility. This amendment provided for an increase in the revolving credit facility to $200 million and increased the accordion feature, whereby we can expand the facility to $300 million, subject to participating banks’ approval. In addition to changes to certain covenants, the amendment reduced the applicable margin by 25 basis points, increased the total consideration we may pay for non-U.S. based acquisitions, and extended the term of the credit facility through January 10, 2017.

Long-term debt was comprised of the following:

($ in thousands)	September 29, 2013	December 31, 2012
Revolving credit facility, weighted-average interest rate of 1.9% (2013), and 1.8% (2012) due in 2017	$128,600	$153,500

There was $128.6 million outstanding under the $200 million revolving credit facility at September 29, 2013, and $153.5 million at December 31, 2012. We had $68.8 million available under the $200 million credit facility, net of standby letters of credit of $2.6 million at September 29, 2013, and $43.9 million, net of standby letters of credit of $2.6 million at December 31, 2012. Interest rates on the revolving credit facility fluctuate based upon London Interbank Offered Rate and our quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio and was 0.30 percent and 0.30 percent per annum at September 29, 2013 and September 30, 2012, respectively. The revolving credit facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our failure to comply with these covenants could reduce the borrowing availability under the revolving credit facility. We were in compliance with all debt covenants at September 29, 2013. The revolving credit facility requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

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

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive earnings. An unrealized loss of approximately $428,000 and an unrealized gain of approximately $373,000 was recorded in other comprehensive earnings for the three and nine months ended September 29, 2013, respectively. An unrealized loss of approximately $715,000 and $1,547,000 was recorded in other comprehensive earnings for the three and nine months ended September 30, 2012. We also reclassed approximately $81,000 and $236,000 of realized loss out of other comprehensive earnings to interest expense for the three and nine months ended September 29, 2013, respectively. No realized loss was reclassed out of other comprehensive earnings to interest expense for the three and nine months ended September 30, 2012. Approximately $390,000 was recorded as accrued liabilities and $633,000 recorded as a non-current liability in other long-term obligations on the Unaudited Condensed Consolidated Balance Sheets at September 29, 2013. Approximately $271,000 was recorded as accrued liabilities and $1,336,000 recorded as a non-current liability in other long-term obligations on the Consolidated Balance Sheets at December 31, 2012.

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

In August 2012, our Board of Directors authorized a program to repurchase up to one million shares of our common stock in the open market at a maximum price of $13 per share. In August 2013, our Board of Directors amended the August 2012 share repurchase program by removing the provision that the price per share have a maximum price of $13. The authorization has no expiration. Reacquired shares are expected to be used to support equity-based compensation programs and for other corporate purposes. During the first nine months of 2013, 199,969 shares were repurchased pursuant to this share repurchase program.

In June 2013, our Board of Directors authorized another program to repurchase up to one million shares of our common stock in the open market. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first nine months of 2013, there were no shares repurchased under this program.

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

Recent Accounting Pronouncements

ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on financial statement presentation of an unrecognized tax benefit (UTB) when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under this ASU, an entity with an unrecognized tax benefit that is ‘not available’ or not intended to be used at the reporting date to present the unrecognized tax benefit as a liability that should not be combined with deferred tax assets. Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset. These amendments are effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted. The amendments should be applied prospectively, although retroactive application is permitted. The provisions of ASU 2013-11 are not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk as described in our Annual Report of Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 29, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending September 29, 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
				1,318,100
July 1, 2013 – July 28, 2013	—	$—	—	1,318,100
July 29, 2013 – August 25, 2013	—	—	—	1,318,100
August 26, 2013 – September 29, 2013	49,764	14.69	49,764	1,268,336

Total	49,764		49,764

(1)	In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.
(2)	In June 2013, CTS’ Board of Directors authorized another program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(2)(a)	Stock Purchase Agreement, dated October 2, 2013, between CTS Corporation and Benchmark Electronics, Inc.*

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.XML	XBRL Instance Document

101.XSD	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas A. Kroll	/s/ Kieran O’Sullivan
Thomas A. Kroll Vice President and Chief Financial Officer	Kieran O’Sullivan President and Chief Executive Officer

Dated: October 29, 2013	Dated: October 29, 2013