Form 10-K
period 2013-12-31
CTS CORP
filed 2014-03-03
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes       ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 28, 2013, was approximately $460 million. There were 33,715,693 shares of common stock, without par value, outstanding on February 27, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the 2013 Annual Report to Shareholders are incorporated herein by reference in Part II.
(2)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about
May 21, 2014 are incorporated by reference in Part III.

CTS CORPORATION    1

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other, risks and uncertainties are discussed in further detail in Item 1A. of this Annual Report on Form 10-K. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

PART I

Item 1. Business

CTS Corporation (“CTS”, “we”, “our”, “us” or “the Company”) is a global manufacturer of electronic components and sensors. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. Our principal executive offices are located in Elkhart, Indiana.

We design, manufacture, and sell a broad line of electronic components and sensors primarily to original equipment manufacturers (“OEMs”) for the automotive, communications, defense and aerospace, medical, industrial and computer markets. We operate manufacturing facilities located throughout North America, Asia and Europe and serve major markets globally. Sales and marketing are accomplished through our sales engineers, independent manufacturers’ representatives and distributors.

On October 2, 2013, we sold our Electronics Manufacturing Services (“EMS”) business, which comprised our EMS segment in prior periods, to Benchmark Electronics, Inc. (“Benchmark”) for approximately $75 million in cash. Included were five manufacturing facilities located in Moorpark, CA, Londonderry, NH, Bangkok, Thailand, Matamoros, Mexico and San Jose, CA and approximately 1,000 employees. The transaction sharpens CTS’ focus on its Components and Sensors business, and provides additional capital to drive growth and enhance shareholder value. As a result of this sale, EMS is reflected as discontinued operations in the accompanying financial statements for the periods presented.

PRODUCTS BY MAJOR MARKETS

Our products perform specific electronic functions for a given product family and are intended for use in customer assemblies. Our major markets consist principally of automotive sensors and actuators used in commercial or consumer vehicles; electronic components used in communications infrastructure and computer markets; components used in computer and other high-speed applications, switches, resistor networks, and potentiometers used to serve multiple markets; and fabricated piezoelectric materials and substrates used primarily in medical, industrial defense and aerospace and computer markets.

2    CTS CORPORATION

The following table provides a breakdown of net sales by industry as a percent of consolidated net sales from continuing operations:

	Major Industry

(As a % of consolidated net sales)	2013	2012	2011

Industry
Automotive	66%	59%	62%
Communications	6%	10%	13%
Computer	6%	6%	2%
Medical	2%	3%	4%
Industrial	13%	13%	12%
Defense and Aerospace	4%	5%	4%
Other	3%	4%	3%

% of consolidated net sales	100%	100%	100%

Net sales by geographic area and long-lived assets by geographic area are contained in Note M, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2), which is incorporated herein by reference. The former EMS business is reflected in discontinued operations with the sale to Benchmark on October 2, 2013. The former Components and Sensors business comprises the single segment in continuing operations.

The following table identifies major products by industry. Products are sold in several industry OEMs and through distributors.

Product Description	Transportation Industry	Communications Industry	Computer Industry	Medical Industry	Industrial Industry	Defense and Aerospace Industry	Other Industry
Sensors & Switches	—	—	—	—	—	—	—

Mechatronics & Micro-mechatronics	—		—	—	—		—

Frequency Products & Filters	—	—	—	—	—	—	—

Electro Ceramics		—		—	—	—	—

Electronic Components & Modules		—	—	—	—	—	—

MARKETING AND DISTRIBUTION

Sales and marketing to OEMs, is accomplished through our sales engineers, independent manufacturers’ representatives, and distributors. We maintain sales offices in China, Japan, Scotland, Singapore, India, Taiwan, and the United States. Approximately 88% of 2013 net sales from continuing operations were attributable to our sales engineers.

Our sales engineers generally service the largest customers with application-specific products. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

We utilize the services of independent manufacturers’ representatives in the United States and other countries for customers not serviced directly by our sales engineers. Independent manufacturers’ representatives receive commissions from CTS.

CTS CORPORATION    3

During 2013, approximately 8% of net sales from continuing operations were attributable to independent manufacturers’ representatives. We also use independent distributors. Independent distributors purchase component and sensor products from CTS for resale to customers. In 2013, independent distributors accounted for approximately 4% of net sales from continuing operations.

RAW MATERIALS

We utilize a wide variety of raw materials and purchased parts in our manufacturing processes. The following are the most significant raw materials and purchased components:

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

PATENTS, TRADEMARKS, AND LICENSES

We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products that we have designed and manufactured, as well as processes and equipment used in our manufacturing technology. We were issued 11 new U.S. patents and 22 non-U.S. patents in 2013 and currently hold 174 U.S. patents and 149 non-U.S. patents. We have 11 registered U.S. trademarks, 25 foreign trademarks and two international trademark registrations. We have licensed the right to use several of our patents to both U.S. and non-U.S. companies. In 2013, license and royalty income was less than 1% of net sales.

MAJOR CUSTOMERS

Our 15 largest customers represented 59.8%, 59.5% and 55.5% of sales from continuing operations in 2013, 2012, and 2011, respectively.

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

4    CTS CORPORATION

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

The following table shows order backlog of January 26, 2014, and January 27, 2013.

($ in millions)	January 26, 2014	January 27, 2013
Backlog	$55.8	$49.8

Order backlog as of the January month-end will generally be filled during the same fiscal year.

COMPETITION

We compete with many U.S. and non-U.S. manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery, and service. Most of our product lines encounter significant global competition. The number of significant competitors varies from product line to product line. No one competitor competes with us in every product line, but many competitors are larger and more diversified than us.

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

NON-U.S. REVENUES

Net sales from continuing operations to external customers originating from non-U.S. operations were $186.2 million in 2013 compared to $181.5 million in 2012, and $193.3 million in 2011. These represented 45%, 60% and 69% of net sales from continuing operations to external customers originated from non-U.S. operations in 2013, 2012 and 2011, respectively. At December 31, 2013, approximately 43% of total assets were located at non-U.S. operations. At December 31, 2012 and 2011 total assets that were located at non-US operations were 35%, and 37%, respectively. A substantial portion of these assets, other than cash and cash equivalents, cannot readily be liquidated. We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. Our non-U.S. manufacturing facilities are located in Canada, China, Czech Republic, India, Mexico, Scotland, Singapore, and Taiwan.

Additional information about net sales by geographic area and long-lived assets by geographic area, is contained in Note M, “Segments,” appearing in the notes to the consolidated financial statements as noted in the Index appearing under Item 15(a)(1) and (2), which is incorporated herein by reference.

CTS CORPORATION    5

RESEARCH AND DEVELOPMENT ACTIVITIES

In 2013, we spent $23.2 million for research and development activities compared to $20.9 million in 2012 and $20.0 million in 2011. Ongoing research and development activity is primarily focused on expanded applications and new product development, as well as current product and process enhancements.

We believe a strong commitment to research and development is required for future growth. Most of our research and development activities relate to developing new, innovative products and technologies, improving product flow, and adding product value to meet the current and future needs of our customers. We provide our customers with full systems support to ensure quality and reliability through all phases of design, launch, and manufacturing to meet or exceed customer requirements. Many such research and development activities benefit one or a limited number of customers or potential customers. All research and development costs are expensed as incurred.

EMPLOYEES

We employed 2,918 people at December 31, 2013, with 74.0% of these employees located outside the United States. Approximately 201 CTS employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2013. One agreement, which covers 172 employees, is scheduled to expire in 2015 and the other, which covers 29 employees, is scheduled to expire in 2016. We employed 4,264 people at December 31, 2012.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers. The following serve as executive officers of CTS as of March 3, 2014. The executive officers are expected to serve until the next annual meeting of the Board of Directors, scheduled to be held on or about May 21, 2014, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Kieran M. O’Sullivan	51	President and Chief Executive Officer
Ashish Agrawal	43	Vice President and Chief Financial Officer
Robert J. Patton	48	Vice President, General Counsel and Secretary
Anthony Urban	52	Vice President and General Manager

6    CTS CORPORATION

Kieran M. O’Sullivan — 51 — President and Chief Executive Officer — joined CTS on January 7, 2013. Prior to this, Mr. O’Sullivan served as Executive Vice President of Continental AG’s Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006.

Ashish Agrawal — 43 — Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer for CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on Sept. 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Corporation, a manufacturer of refrigerators, awnings and air conditioners as Senior Vice President and Chief Financial Officer since 2007.

Robert J. Patton — 48 — Vice President, General Counsel and Secretary. Mr. Patton joined CTS and was elected Vice President, General Counsel and Secretary on December 5, 2013. Prior to this, Mr. Patton served as General Counsel for Commercial Affairs and Assistant Secretary for Continental AG.

Anthony Urban — 52 — Vice President and General Manager. On November 11, 2013, Mr. Urban was appointed Vice President. Mr. Urban joined CTS through its acquisition of D&R Technology, LLC, a manufacturer of custom design sensors, switches and electromechanical assemblies primarily serving the light-vehicle market, in December 2012, where he was President and co-owner for 14 years.

Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

We depend on a small number of customers for a large portion of our business, and changes in the level of our customers’ orders have, in the past, had a significant impact on our results of operations. Our 15 largest customers represent a substantial portion of our sales from continuing operations: approximately 59.8% of net sales in 2013 and 59.5% of net sales in 2012 and 55.5% of net sales in 2011. Our largest customer represented less than 10% of our net sales from continuing operations in 2013, 2012 and 2011. If a major customer significantly cancels, delays or reduces the amount of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Such an adverse effect would likely be material if one of our largest customers significantly reduces its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could be materially adversely affected.

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

We may be unable to compete effectively against competitors.

Our industry is highly competitive and characterized by price erosion and rapid technological change. We compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. If any customer becomes dissatisfied with our prices, quality or timeliness of delivery, among other things, it could award future business or even move existing business to our competitors. Moreover, some of our customers could choose to manufacture and develop particular products themselves rather than purchase them from us. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect our business, financial condition and operating results. These developments also may materially adversely affect our ability to compete against these manufacturers going forward. We cannot assure you that our products will continue to compete successfully with our competitors’ products, including OEMs, many of which are significantly larger than us and have greater financial and other resources.

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

8    CTS CORPORATION

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

We sell products to customers in cyclical industries that have experienced economic and industry downturns. The markets for our products have softened in the past and may again soften in the future. We may face reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors that could adversely affect our results of operations in the near-term. We cannot predict whether we will achieve profitability in future periods.

Because we derive a substantial portion of our revenues from customers in the automotive, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Net sales to the automotive, computer and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for their products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including among others, industry slowdown, recession, political instability, costly or constraining regulations, budget cuts or reduced government spending, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. Also, the automotive industry is generally highly unionized and some of our customers have experienced labor disruptions in the past. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. Some of our automotive customers have required government bailouts and/or have filed for bankruptcy reorganization. The failure of one or more automotive manufacturers that we serve may result in the failure to receive payment in full for products sold and an abrupt cancellation in demand for certain products. Weakness in auto demand, the insolvency of automobile manufacturers that we serve or their suppliers, and constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.

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

CTS CORPORATION    9

we more deeply penetrate the automotive and medical device manufacturing markets, the risk of exposure to product liability litigation increases. We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability; however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage. Accordingly, our results of operations, cash flow and financial position could be adversely affected.

Toyota’s voluntary recall of CTS-manufactured accelerator pedals and associated events has led to claims against CTS and loss of business.

We manufacture accelerator pedal assemblies for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”). We have supplied accelerator pedal assemblies to Toyota since the 2005 model year. Sales to Toyota have accounted for approximately 6.3%, 7.5% and 6.2% of our annual revenue from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively. We manufacture all pedal assemblies to specifications approved by the customer, including Toyota.

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

10    CTS CORPORATION

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

Furthermore, because a significant portion of our products are manufactured in Asia, including China, Singapore and Taiwan, any conflict or uncertainty in these countries, including public health or safety concerns, could have a material adverse effect on our business, financial condition and operating results.

We may restructure our operations, which may materially adversely affect our business, financial condition and operating results.

In 2013, we initiated a restructuring plan to realign and consolidate certain operations for the purpose of improving our cost structure. The implementation of this plan will result in the elimination of approximately 350 positions within our global operations. The implementation is expected to be completed by the end of 2014.

We may incur restructuring and impairment charges in the future if circumstances warrant. If we are unsuccessful in implementing restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may materially adversely affect our business, financial condition and operating results.

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

CTS CORPORATION    11

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

12    CTS CORPORATION

We may experience shortages and increased costs of raw material and required electronic components.

In the past, from time to time, there have been shortages in certain raw materials used in the manufacture of our components and sensors and certain electronic components purchased by us and incorporated into assemblies and subassemblies. Unanticipated raw material or electronic component shortages may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with affected customers and our reputation as a reliable supplier. We may be required to pay higher prices for raw materials or electronic components in short supply and order these raw materials or electronic components in greater quantities to compensate for variable delivery times. We may also be required to pay higher prices for raw materials or electronic components due to inflationary trends regardless of supply. As a result, raw material or electronic component shortages and price increases could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased costs.

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

CTS CORPORATION    13

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

As of December 31, 2013, our debt balance was $75.0 million, consisting of borrowings under our revolving credit facility. The level of our indebtedness could, among other things: increase our vulnerability to general economic and industry conditions, including recessions; require us to use cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; place us at a competitive disadvantage compared to competitors that have less indebtedness; or limit our ability to borrow additional funds that may be needed to operate and expand our business. Moreover, an increase in interest rates could increase our interest expense.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. This act required due diligence efforts to be initiated in fiscal 2013, with initial disclosure requirements beginning in May 2014. There have been and will continue be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

14    CTS CORPORATION

Ineffective internal control over our financial reporting may harm our business in the future.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our controls necessary for continued compliance with Sarbanes-Oxley may not operate effectively at all times and may result in a material weakness. The identification of material weaknesses in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate financial statements. Further, the effectiveness of our internal controls may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 27, 2014, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased

Albuquerque, New Mexico	91,000	Leased
Carol Stream, Illinois	50,700	Owned
Elkhart, Indiana	319,000	Owned
Haryana, India	8,000	Leased
Hopkinton, Massachusetts	32,000	Owned
Juarez, Mexico	44,000	Leased
Kaohsiung, Taiwan	133,000	Owned(1)
Matamoros, Mexico	51,000	Owned
Nogales, Mexico	67,000	Leased
Ostrava, Czech Republic	67,600	Leased
Singapore	57,600	Leased
Streetsville, Ontario, Canada	112,000	Owned
Tianjin, China	225,000	Owned(2)
Zhongshan, China	72,400	Leased

Total manufacturing	1,330,300

CTS CORPORATION    15

Non-Manufacturing Facilities	Square Footage	Owned/Leased	Description

Farmington Hills, Michigan	1,800	Leased	Sales office
Brownsville, Texas		Owned	Land Only
Brugg, Switzerland	3,000	Leased	Administrative offices and research
Burbank, California	2,900	Leased	Sublet to tenant
El Paso, Texas	22,400	Leased	Office and Warehouse
Elkhart, Indiana	93,000	Owned	Administrative offices and research
Glasgow, Scotland	75,000	Owned	Administrative offices and research
Glasgow, Scotland	37,000	Leased	Idle Facility
Juarez, Mexico	70,200	Leased	Idle Facility
Lisle, Illinois	37,200	Leased	Administrative offices and research
Nagoya, Japan	800	Leased	Sales office
Sandwich, Illinois		Owned	Land only
Tucson, Arizona	1,900	Leased	Administrative offices
Tucson, Arizona	48,000	Owned	Idle Facility
Yokohama, Japan	1,400	Leased	Sales office

Total non-manufacturing	394,600

(1)	Ground lease through 2017; restrictions on use and transfer apply.

(2)	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

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

Presently, we have been served process and named as a co-defendant with Toyota in forty-two open lawsuits; we have been dismissed as a defendant from an additional thirty-one lawsuits. The claims generally fall into two categories, those that

16    CTS CORPORATION

allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many of these lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

Not applicable.

CTS CORPORATION    17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

CTS common stock is listed on the New York Stock Exchange under the symbol “CTS.” On February 27, 2014, there were approximately 1,329 common shareholders of record.

CTS increased its quarterly dividend to $0.04 per share, or an annual rate of $0.16 per share, in the fourth quarter of 2013. The quarterly dividend was previously $0.35 per share or an annual rate of $0.14. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.

Per Share Data

(Unaudited)

				Net Earnings Continuing Operations		Net Earnings Discontinued Operations		Net Earnings Total
			Dividends Declared
	High (1)	Low (1)		Basic	Diluted	Basic	Diluted	Basic	Diluted

2013
4th quarter	$20.10	$15.36	$0.040	$0.12	$0.12	$(0.21)	$(0.21)	$(0.09)	$(0.09)
3rd quarter	15.74	13.55	0.035	0.16	0.16	0.04	0.05	0.20	0.21
2nd quarter	14.22	9.46	0.035	(0.31)	(0.31)	(0.03)	(0.03)	(0.34)	(0.34)
1st quarter	11.30	9.33	0.035	0.09	0.09	0.02	0.01	0.11	0.10
2012
4th quarter	$10.66	$7.06	$0.035	$0.17	$0.17	$0.09	$0.08	$0.26	$0.25
3rd quarter	10.64	8.38	0.035	0.10	0.10	0.07	0.07	0.17	0.17
2nd quarter	11.22	8.81	0.035	0.07	0.06	0.03	0.04	0.10	0.10
1st quarter	11.03	9.17	0.035	0.06	0.06	0.01	0.01	0.07	0.07

(1)	The market prices of CTS common stock presented reflect the highest and lowest sales prices on The New York Stock Exchange for each quarter of the last two years.

As shown in the following table, there were CTS common stock repurchases made by the Company during the three months ended December 31, 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Plans or Program	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1 & 2)
Balance at September 29, 2013				1,268,336
September 30, 2013 – October 27, 2013	10,000	$17.90	10,000	1,258,336
October 28, 2013 – November 24, 2013	133,813	$18.46	133,813	1,124,523
November 25, 2013 – December 31, 2013	75,408	$17.70	75,408	1,049,115

(1)	In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.
(2)	In June 2013, CTS’ Board of Directors authorized another program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.

18    CTS CORPORATION

Item 6. Selected Financial Data

Five-Year Summary

(In thousands except per share data)

	2013	% of Sales	2012	% of Sales	2011	% of Sales	2010	% of Sales	2009	% of Sales

Summary of Operations
Net sales from continuing operations	$409,461	100.0	$304,481	100.0	$279,857	100.0	$282,860	100.0	$213,184	100.0
Cost of goods sold	288,108	70.4	212,965	70.0	190,634	68.1	185,605	65.6	145,560	68.3
Insurance recovery for business interruption	—	0.0	(637)	(0.2)	—	0.0	—	0.0	—	0.0
Selling, general and administrative expenses(1)	64,987	15.9	60,953	20.0	52,446	18.7	53,068	18.8	48,562	22.8
Research and development expenses	23,222	5.7	20,918	6.9	19,990	7.2	18,313	6.5	14,154	6.6
Amortization of intangible assets	5,002	1.2	2,118	0.7	1,690	0.6	1,563	0.5	2,022	0.9
Restructuring and goodwill impairment charges	10,455	2.5	3,437	1.1	2,389	0.9	1,010	0.4	4,469	2.1
Gain on sale-leaseback	—	0.0	(10,334)	(3.4)	—	0.0	—	0.0	—	0.0

Operating earnings/(loss) from continuing operations	17,687	4.3	15,061	4.9	12,708	4.5	23,301	8.2	(1,583)	(0.7)
Other income/(expense) — net	376	0.1	(617)	(0.2)	(392)	(0.1)	(1,410)	(0.5)	(2,593)	(1.2)

Earnings/(loss) before income taxes from continuing operations	18,063	4.4	14,444	4.7	12,316	4.4	21,891	7.7	(4,176)	(1.9)
Income tax expense/(benefit) from continuing operations	16,066	3.9	952	0.3	1,053	0.4	4,207	1.5	10,851	(5.1)

Earnings/(loss) from continuing operations	1,997	0.5	13,492	4.4	11,263	4.0	17,684	6.2	(15,027)	(7.0)

(Loss)/earnings from discontinued operations, net of tax	(778)		6,841		9,704		4,354		(19,023)
Loss on sale of EMS operations, net of tax	(5,148)		—		—		—		—

(Loss)/earnings from discontinued operations	(5,926)		6,841		9,704		4,354		(19,023)
Net (loss)/earnings	$(3,929)		$20,333		$20,967		$22,038		$(34,050)
Retained earnings — beginning of Year	367,800		352,205		335,524		317,582		355,694
Dividends declared	(4,874)		(4,738)		(4,286)		(4,096)		(4,062)

Retained earnings — end of year	$358,997		$367,800		$352,205		$335,524		$317,582

Net earnings/(loss) per share:
Basic:
Continuing operations	$0.06		$0.40		$0.33		$0.52		$(0.44)
Discontinued operations	(0.18)		0.20		0.28		0.13		(0.57)

Net (loss)/earnings attributable to CTS Corporation	$(0.12)		$0.60		$0.61		$0.65		$(1.01)

Diluted:
Continuing operations	$0.06		$0.39		$0.32		$0.51		$(0.44)
Discontinued operations	(0.18)		0.20		0.28		0.12		(0.57)

Net (loss)/earnings attributable to CTS Corporation	$(0.12)		$0.59		$0.60		$0.63		$(1.01)

Average basic shares outstanding	33,601		33,922		34,321		34,090		33,823
Average diluted shares outstanding	34,249		34,523		35,006		34,849		33,823
Cash dividends per share (annualized)	$0.145		$0.14		$0.125		$0.12		$0.12
Capital expenditures(2)	13,982		16,323		20,307		13,271		6,537
Depreciation and amortization	21,169		19,615		17,548		17,565		19,531

Financial Position at Year End
Current assets	$236,269		$309,558		$283,386		$266,655		$193,735
Current liabilities	95,120		115,040		124,237		120,100		90,516
Current ratio	2.5 to 1		2.7 to 1		2.3 to 1		2.2 to 1		2.1 to 1
Working capital	$141,149		$194,518		$159,149		$146,555		$103,219
Inventories	32,226		81,752		92,540		76,885		54,348
Net property, plant and equipment	74,869		93,725		84,860		78,213		81,120
Total assets	480,265		561,190		480,815		482,584		407,657
Short-term notes payable	—		—		—		—		—
Long-term debt	75,000		153,500		74,400		70,000		50,400
Long-term obligations, including long-term debt	88,416		178,392		93,281		88,234		69,687
Shareholders’ equity	296,729		267,758		263,297		274,250		247,454
Common shares outstanding (000s)	33,559		33,433		34,066		34,197		33,893
Equity (book value) per share	$8.84		$8.01		$7.73		$8.02		$7.30

Stock price range	$20.10-9.33		$11.22-7.06		$12.39-7.14		$11.84-6.81		$10.62-2.11

CTS CORPORATION    19

(1)	Excludes amortization of intangible asset.

(2)	Includes capital expenditures to replace property, plant and equipment damaged in casualties of $2,859 and $4,733 in 2012 and 2011, respectively.

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the “Five-Year Summary.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information about results of operations, liquidity, and capital resources for the three previous years is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (2011-2013)” included in the 2013 Annual Report to Shareholders and is incorporated herein by reference.

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

Interest Rate Risk

We are exposed to the changes in interest rates on our revolving credit facility. There was $75.0 million and $153.5 million outstanding under our revolving credit facility at December 31, 2013 and 2012, respectively. As of December 31, 2013, we had $75.0 million in interest rate swaps that fix our interest cost. See Note H, “Debt,” to our consolidated financial statements for components of our long-term debt and interest rate swaps. Based on our long-term debt balance of $75.0 million at December 31, 2013, a one percentage point increase in interest rates would not increase interest expense since the interest rate swaps match the outstanding debt.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Canada, China, Czech Republic, Mexico, Scotland, Singapore and Taiwan. As of December 31, 2013, we did not have any outstanding foreign currency forward exchange contracts.

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

20    CTS CORPORATION

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements meeting the requirements of Regulation S-X, and the “Report of our Independent Registered Public Accounting Firm,” appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15(a)(1) and (2), and are included in the 2013 Annual Report to Shareholders and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

The report from Grant Thornton LLP on its audit of the effectiveness of CTS’ internal control over financial reporting as of December 31, 2013, is included on page 14 of Exhibit 13 of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Report of Management on Internal Control over Financial Reporting, which can be found following the signature page of this Annual Report on Form 10-K, is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

CTS CORPORATION    21

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

22    CTS CORPORATION

PART IV

Item 15. Exhibits and Financial Statements Schedules

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3) Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS, File No. 1-4639.

(2)(ii)	Stock Purchase Agreement, dated October 2, 2013, between CTS Corporation and Benchmark Electronics, Inc. (incorporated by reference to Exhibit 2 (a) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, filed with the SEC on October 29, 2013. **

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the SEC on September 1, 1998).

(3)(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K, filed with the SEC on February 8, 2010).

(10)(a)	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 12, 2008).

(10)(b)	CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed with the SEC on April 23, 2003).*

(10)(c)	Amendment to the CTS Corporation Stock Retirement Plan for Non-Employee Directors, dated as of December 1, 2004 (incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 4, 2005).

(10)(d)	CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on February 14, 2003).*

(10)(e)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the SEC on July 25, 2003).*

(10)(f)	CTS Corporation 2004 Omnibus Long-term Incentive Plan and Incentive Stock Option Agreement (incorporated by reference to the Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, filed with the SEC on October 19, 2004).*

(10)(g)	Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 27, 2006).*

(10)(h)	Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed with the SEC on April 26, 2006).*

(10)(i)	Credit Agreement, dated as of November 18, 2010, by and among CTS Corporation, the Lenders named therein and Harris N.A. as L/C Issuer, and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K, filed with the SEC on November 22, 2010).

(10)(j)	First amendment to Credit Agreements dated as of January 10, 2012, by and among CTS Corporation, the lenders name therein and Harris N.A. as L/C issuer and administrative agent (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K filed with the SEC on January 11, 2012).

CTS CORPORATION    23

(10)(k)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the SEC on May 15, 2007).*

(10)(l)	CTS Corporation Management Incentive Plan, approved by the shareholders on June 28, 2007 (incorporated by reference to Appendix A to the Proxy Statement for the 2007 Annual Meeting of Shareholders, filed with the SEC on May 24, 2007).*

(10)(m)	Performance Share Agreement between CTS Corporation and Vinod M. Khilnani, dated August 1, 2007 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on October 24, 2007).*

(10)(n)	Prototype Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on October 24, 2007).*

(10)(o)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 23, 2009).*

(10)(p)	2009-2010 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, filed with the SEC on April 29, 2009).*

(10)(q)	CTS Corporation 2009 Omnibus Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(r)	2010 – 2011 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, filed with the SEC on April 28, 2010).*

(10)(s)	Form Restricted Stock Unit Agreement (Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(t)	Form Restricted Stock Unit Agreement (Cash) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(u)	CTS Corporation Executive Severance Policy, effective as of September 10, 2009 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed with the SEC on October 28, 2009).*

(10)(v)	Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees’ Pension Plan) (incorporated by reference to Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011).*

(10)(w)	Letter Agreement dated February 19, 2010 by and among CTS Corporation, Toyota Motor Sales, U.S.A. Inc., Toyota Canada Inc. and Toyota Motor Engineering & Manufacturing North America, Inc. (incorporated by reference to Exhibit 10(a) to the Quarterly Report on form 10-Q for the quarter ended October 3, 2010, filed with the SEC October 27, 2010).

(10)(x)	Prototype Change in Control Agreement (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012).*

(10)(y)	2011- 2012 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 3, 2011, filed with the SEC on April 27, 2011). *

(10)(z)	Agreement, dated as of March 27, 2012, by and between CTS Corporation and Vinod M. Khilnani (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 30, 2012).*

(10)(aa)	CTS Corporation Management Incentive Plan, approved by the shareholders on May 23, 2012 (incorporated by reference to Appendix A to the Proxy Statement for the 2012 Annual Meeting of Shareholders, filed with the SEC on April 17, 2012).*

24    CTS CORPORATION

(10)(bb)	2012-2013 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013). *

(10)(cc)	CTS Corporation 2013–2015 CEO Performance Restricted Stock Unit Plan, dated February 8, 2013 (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013). *

(10)(dd)	CTS Corporation 2013 – 2015 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 25, 2013).*

(10)(ee)	First Amendment to the CTS Corporation Executive Severance Policy (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 25, 2013).*

(13)	Portions of the 2013 Annual Report to shareholders incorporated herein.

(21)	Subsidiaries.

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Item 601(b) (2) of Regulation S-K, certain exhibits and schedules have been omitted and CTS agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

CTS CORPORATION    25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation

Date: March 3, 2014	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2014	By:	/s/ Kieran M. O’Sullivan
Kieran M. O’Sullivan Director, President, and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2014	By:	/s/Thomas G. Cody
Thomas G. Cody Lead Director

Date: March 3, 2014	By:	/s/Walter S. Catlow
Walter S. Catlow Director

Date: March 3, 2014	By:	/s/Lawrence J. Ciancia
Lawrence J. Ciancia Director

Date: March 3, 2014	By:	/s/Patricia K. Collawn
Patricia K. Collawn Director

Date: March 3, 2014	By:	/s/Michael A. Henning
Michael A. Henning Director

Date: March 3, 2014	By:	/s/Gordon Hunter
Gordon Hunter Director

Date: March 3, 2014	By:	/s/Diana M. Murphy
Diana M. Murphy Director

26    CTS CORPORATION

Date: March 3, 2014	By:	/s/ Robert A. Profusek
Robert A. Profusek Director

Date: March 3, 2014	By:	/s/Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Accounting Officer)

CTS CORPORATION    27

F O R M    1 0 - K    —    I T E M    1 5     ( a )    (1)    A N D    (2)    A N D     I T E M    1 5    ( c )

CTS CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2013 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

Consolidated Statements of Operations — Years ended December 31, 2013, December 31, 2012 and December 31, 2011

Consolidated Statements of Comprehensive Earnings/(Loss) — Years ended December 31, 2013, December 31, 2012 and December 31, 2011

Consolidated Balance Sheets — December 31, 2013 and December 31, 2012

Consolidated Statements of Cash Flows — Years ended December 31, 2013, December 31, 2012 and December 31, 2011

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2013, December 31, 2012 and December 31, 2011

Notes to consolidated financial statements

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

28    CTS CORPORATION

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

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management determined that its internal control over financial reporting were effective as of December 31, 2013. Grant Thornton LLP, an independent registered public accounting firm, has audited CTS’ internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

CTS Corporation

Elkhart, Indiana

March 3, 2014

/s/ Kieran M. O’Sullivan
Kieran M. O’Sullivan President and Chief Executive Officer (Principal Executive Officer)

/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Accounting Officer)

CTS CORPORATION    29