Form 10-Q
period 2014-03-30
CTS CORP
filed 2014-04-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2014: 33,802,386

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net sales	$100,706	$98,062
Costs and expenses:
Cost of goods sold	70,091	71,276
Selling, general, and administrative expenses	13,641	17,676
Research and development expenses	5,626	6,252
Restructuring and impairment charges – Note M	503	177

Operating earnings	10,845	2,681

Other (expense)/income:
Interest expense	(613)	(906)
Interest income	564	413
Other	(1,771)	(507)

Total other expense	(1,820)	(1,000)

Earnings from continuing operations before income taxes	9,025	1,681
Income tax expense/(benefit)	3,945	(1,306)

Earnings from continuing operations	5,080	2,987
Discontinued operations
Earnings from discontinued operations (net of tax of $0, net of tax $496)—Note C	—	581

Net earnings	$5,080	$3,568

Net earnings per share—Note J
Basic
Continuing operations	$0.15	$0.09
Discontinued operations	—	0.02

Net earnings attributable to CTS Corporation	$0.15	$0.11

Diluted
Continuing operations	$0.15	$0.09
Discontinued operations	—	0.01

Net earnings attributable to CTS Corporation	$0.15	$0.10

Cash dividends declared per share	$0.040	$0.035

Average common shares outstanding:
Basic	33,708	33,523
Diluted	34,280	34,176

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS—UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net earnings	$5,080	$3,568
Other comprehensive earnings/(loss):
Cumulative translation adjustment, net of tax benefit of $71 and net of tax of $534	204	(1,741)
Defined benefit and post-retirement benefit plans:
Amortization of prior service cost included in net periodic pension costs, net of tax of $0 and $59	—	91
Amortization of loss included in net periodic pension costs, net of tax of $536 and $774	897	1,245
Foreign exchange impact, net of tax of $0 and $74	17	207

Reclassification adjustments included in net earnings–defined benefit and post-retirement benefit plans	914	1,543

Unrealized gain on interest swaps treated as cash flow hedges:
Unrealized holding (losses)/gains arising during period, net of tax benefit of $21 and net of tax of $14	(33)	22
Reclassification adjustments for losses included in net earnings, net of tax of $45 and $30	73	47

Net change in unrealized holding loss on interest rate swaps	40	69

Other comprehensive earnings/(loss)	1,158	(129)

Comprehensive earnings	$6,238	$3,439

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In thousands of dollars, except share amounts)

	(Unaudited) March 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$118,969	$124,368
Accounts receivable, less allowances (2014—$236; 2013—$139)	67,875	62,667
Inventories—Note D	26,950	32,226
Other current assets	17,739	17,008

Total current assets	231,533	236,269
Property, plant and equipment, less accumulated depreciation (2014—$184,364; 2013—$191,988)	74,441	74,869
Other Assets
Prepaid pension asset	58,881	56,396
Goodwill – Note L	32,047	32,047
Other indefinite-lived intangible asset – Note L	690	690
Other intangible assets, net – Note L	39,058	40,092
Deferred income taxes	36,309	38,620
Other	1,223	1,282

Total other assets	168,208	169,127

Total Assets	$474,182	$480,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$43,939	$47,052
Accrued liabilities	39,245	48,068

Total current liabilities	83,184	95,120
Long-term debt—Note E	76,600	75,000
Other long-term obligations	12,688	13,416
Shareholders’ Equity
Preferred stock—authorized 25,000,000 shares without par value; none issued	—	—
Common stock—authorized 75,000,000 shares without par value; 56,079,128 shares issued at March 30, 2014 and 55,808,008 shares issued at December 31, 2013	299,748	297,164
Additional contributed capital	37,638	39,631
Retained earnings	362,724	358,997
Accumulated other comprehensive loss	(80,739)	(81,897)

	619,371	613,895
Cost of common stock held in treasury (2014 – 22,276,742 and 2013 – 22,249,144 shares)	(317,661)	(317,166)

Total shareholders’ equity	301,710	296,729

Total Liabilities and Shareholders’ Equity	$474,182	$480,265

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net earnings	$5,080	$3,568
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,248	5,886
Prepaid pension asset	(2,102)	—
Equity-based compensation – Note B	779	1,318
Amortization of retirement benefit adjustments – Note F	1,473	2,168
Restructuring charge – Note M	503	559
Other	(1,030)	(2,235)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(5,551)	(4,929)
Inventories	5,118	(28)
Other current assets	(787)	(1,354)
Accounts payable and accrued liabilities	(13,809)	(8,441)

Total adjustments	(11,158)	(7,056)

Net cash used in operating activities	(6,078)	(3,488)
Cash flows from investing activities:
Proceeds from sale of assets	1,824	70
Capital expenditures	(2,775)	(4,699)

Net cash used in investing activities	(951)	(4,629)
Cash flows from financing activities:
Payments of long-term debt – Note E	(234,400)	(1,206,100)
Proceeds from borrowings of long-term debt – Note E	236,000	1,216,600
Payments of short-term notes payable	(507)	(528)
Proceeds from borrowings of short-term notes payable	507	528
Purchase of treasury stock	(495)	(1,048)
Dividends paid	(1,351)	(1,171)
Exercise of stock options	1,328	266
Other	222	42

Net cash provided by financing activities	1,304	8,589
Effect of exchange rate on cash and cash equivalents	326	(611)

Net decrease in cash and cash equivalents	(5,399)	(139)
Cash and cash equivalents at beginning of year	124,368	109,571

Cash and cash equivalents at end of period	$118,969	$109,432

Supplemental cash flow information
Cash paid during the period for:
Interest	$432	$659
Income taxes, net	$1,102	$1,295

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

March 30, 2014

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

On October 2, 2013, CTS sold its electronics manufacturing solutions (“EMS”) business to Benchmark Electronics, Inc. (“Benchmark”) for approximately $75 million in cash. Due to the sale, the 2013 amounts in the Statement of Operations related to EMS have been reported separately as discontinued operations. Refer to Note C, “Discontinued Operations.”

Reclassifications

Certain reclassifications have been made for the prior periods presented in the Unaudited Condensed Consolidated Financial Statements to conform to the current period’s presentation.

NOTE B – Equity-Based Compensation

At March 30, 2014, CTS had four equity-based compensation plans: the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), and the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”). All of these plans, except the Directors’ Plan, were approved by shareholders. As of December 31, 2009, additional grants can only be made under the 2004 and 2009 Plans. CTS believes that equity-based awards align the interest of employees with those of its shareholders.

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

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 30, 2014 and March 31, 2013 relating to equity-based compensation plans:

($ in thousands)	March 30, 2014	March 31, 2013
Restricted stock units	$779	$1,318

The March 31, 2013 amount above included $126,000 related to discontinued operations.

The following table summarizes the status of these plans as of March 30, 2014:

	2009 Plan	2004 Plan	2001 Plan
Awards originally available	3,400,000	6,500,000	2,000,000
Stock options outstanding		7,900
Restricted stock units outstanding	475,057	101,223
Options exercisable		7,900
Awards available for grant	1,559,416	262,686

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

A summary of the status of stock options as of March 30, 2014 and March 31, 2013, and changes during the three-month periods then ended, is presented below:

	March 30, 2014		March 31, 2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	123,000	$12.78	392,550	$10.91
Exercised	(115,100)	$12.84	(45,800)	$8.41
Expired	—	$—	(15,400)	$7.75
Forfeited	—	$—	(1,000)	$9.78

Outstanding at end of period	7,900	$11.90	330,350	$11.40

Exercisable at end of period	7,900	$11.90	330,350	$11.40

The total intrinsic values of share options exercised during the three month periods ended March 30, 2014 and March 31, 2013 were $831,000 and $93,000, respectively.

The weighted average remaining contractual life of options outstanding and options exercisable at March 30, 2014 and March 31, 2013 were 1.2 years and 1.5 years, respectively. The aggregate intrinsic values of options outstanding and options exercisable at March 30, 2014 and March 31, 2013 were approximately $68,000 and $73,000, respectively.

There are no unvested stock options at March 30, 2014.

Service-Based Restricted Stock Units

Service-based restricted stock units (“RSUs”) entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. A summary of the status of RSUs as of March 30, 2014 and March 31, 2013, and changes during the three-month periods then ended is presented below:

	March 30, 2014		March 31, 2013
	RSUs	Weighted- average Grant-Date Fair Value	RSUs	Weighted- average Grant-Date Fair Value
Outstanding at beginning of year	630,288	$10.36	751,798	$9.82
Granted	79,115	$19.15	336,100	$10.17
Converted	(123,112)	$10.77	(199,811)	$9.88
Forfeited	(10,011)	$10.62	(2,700)	$10.45

Outstanding at end of period	576,280	$11.47	885,387	$9.94

Weighted-average remaining contractual life	10.8 years		7.5 years

CTS recorded compensation expense of approximately $473,000 and $824,000 related to service-based restricted stock units during the three months ended March 30, 2014 and March 31, 2013, respectively.

As of March 30, 2014, there was approximately $2,450,000 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

On February 8, 2012, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero to 200% of the target amount of 39,300 units in 2014 subject to certification of the 2013 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of certain cash flow targets and, as a result, 69,600 units were awarded and vested.

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

On February 14, 2014, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero to 200% of the target amount of 25,085 units in 2017 subject to certification of the 2016 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of sales growth targets.

On February 14, 2014, CTS granted performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero to 200% of the target amount of 21,500 units in 2017 subject to certification of the 2016 fiscal year results by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of certain cash flow targets.

CTS recorded compensation expense of approximately $174,000 and $294,000 related to performance-based restricted stock units during the three months ended March 30, 2014 and March 31, 2013, respectively. As of March 30, 2014 there was approximately $1,588,000 of unrecognized compensation cost related to performance-based RSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Market-Based Restricted Stock Units

On February 8, 2012, CTS granted market-based restricted stock unit awards for certain executives and key employees. Vesting may occur in the range from zero percent to 200% of the target amount of 45,850 units in 2014. Vesting is dependent upon CTS total stockholder return relative to 28 enumerated peer group companies’ stockholder return rates. On March 4, 2014, 63,800 units were earned and awarded.

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

On February 14, 2014, CTS granted a market-based restricted stock unit awards for certain executives and key employees. Vesting may occur in the range from zero percent to 200% of the target amount of 25,085 units in 2017. Vesting is dependent upon CTS total stockholder return relative to 15 enumerated peer group companies’ stockholder return rates.

CTS recorded compensation expense of approximately $132,000 and $200,000 related to market-based restricted stock units during the three months ended March 30, 2014 and March 31, 2013, respectively. As of March 30, 2014, there was approximately $1,138,000 of unrecognized compensation cost related to market-based RSUs. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

NOTE C – Discontinued Operations

On October 2, 2013, the company completed the sale of its Electronics Manufacturing Services (“EMS”) Business to Benchmark Electronics, Inc. (“Benchmark”) for approximately $75 million in cash. Included were five manufacturing facilities located in Moorpark, CA, Londonderry, NH, Bangkok, Thailand, Matamoros, Mexico and San Jose, CA and approximately 1,000 employees.

The Condensed Statement of Operations of the EMS discontinued operations is:

($ in thousands)	March 31, 2013
Net sales	$51,450
Cost of goods sold	47,056
Selling, general and administrative expenses	3,731
Restructuring and impairment charge	382

Operating earnings	281
Interest expense, net	(8)
Other income, net	804

Earnings before income taxes	1,077
Income tax expense	496

Net Earnings from Discontinued Operations	$581

NOTE D – Inventories

Inventories consist of the following:

($ in thousands)	March 30, 2014	December 31, 2013
Finished goods	$6,230	$9,814
Work-in-process	6,337	7,850
Raw materials	14,383	14,562

Total inventories	$26,950	$32,226

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

Long-term debt was comprised of the following:

($ in thousands)	March 30, 2014	December 31, 2013
Revolving credit facility, weighted-average interest rate of 1.6% (2014), and 1.9% (2013) due in 2017	$76,600	$75,000

There was $76.6 million outstanding under the $200 million revolving credit facility at March 30, 2014, and $75.0 million at December 31, 2013. The Company had $120.8 million available under the $200 million credit facility at March 30, 2014, net of standby letters of credit of $2.6 million, and $122.4 million available at December 31, 2013, net of standby letters of credit of $2.6 million. Interest rates on the revolving credit facility fluctuate based upon London Interbank Offered Rate and the Company’s quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio and was 0.25 percent and 0.35 percent per annum at March 30, 2014 and March 31, 2013, respectively. The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at March 30, 2014. The revolving credit facility requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving facility contains restrictions limiting CTS’ ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS’ subsidiaries and affiliates; and make stock repurchases and dividend payments.

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

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. An unrealized loss of approximately $54,000 was recorded in Other Comprehensive Income for the three months ended March 30, 2014. An unrealized gain of approximately $36,000 was recorded in Other Comprehensive Income for the three months ended March 31, 2013. CTS also reclassed approximately $118,000 and $77,000 of realized loss out of other comprehensive income to interest expense for the three months ended March 30, 2014 and March 31, 2013, respectively. Approximately $469,000 was recorded as accrued liabilities and $463,000 recorded as a non-current liability in other long-term obligations on the Condensed Consolidated Balance Sheets at March 30, 2014. Approximately $392,000 was recorded as accrued liabilities and $604,000 recorded as a non-current liability in other long-term obligations on the Consolidated Balance Sheets at December 31, 2013.

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

NOTE F – Retirement Plans

Net pension (income)/expense for the three months ended March 30, 2014 of $(626,000) and March 31, 2013 of $545,000 for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
($ in thousands)	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Service cost	$48	$648	$21	$28
Interest cost	3,058	2,711	150	132
Expected return on plan assets (1)	(5,208)	(5,042)	(167)	(100)
Amortization of prior service cost	—	149	—	—
Amortization of loss	1,413	1,921	59	98

(Income)/expense, net	$(689)	$387	$63	$158

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net post retirement expense for the three months ended March 30, 2014 and March 31, 2013 for our post-retirement plan includes the following components:

	Three Months Ended
($ in thousands)	March 30, 2014	March 31, 2013
OTHER POSTRETIREMENT BENEFIT PLAN
Service cost	$1	$2
Interest cost	57	56
Amortization of gain	(39)	—

Postretirement expense	$19	$58

NOTE G – Segments

CTS has one single business segment. Prior to October 2, 2013, the date of the close of the sale of the EMS segment, CTS had two reportable segments: 1) Components and Sensors and 2) EMS. The prior year’s segment reporting has been updated to conform to the current period’s presentation of one single business segment.

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

NOTE I – Fair Value Measurement

The table below summarizes the assets measured on a non-recurring basis that were recorded as of March 30, 2014 and the losses recorded during the period ended March 30, 2014 on those assets:

($ in thousands) Description	Carrying Value at March 30, 2014	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Year Ended March 30, 2014
Long-lived assets	—	—	—	—	7

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of March 30, 2014:

($ in thousands)	Carrying Value at March 30, 2014	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Quarter Ended March 30, 2014
Interest rate swap – cash flow hedge	$932	$—	$932	$—	$118

The table below summarizes the recurring financial liability that was measured at carrying value, which approximates fair value on a recurring basis as of December 31, 2013:

($ in thousands) Description	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Year Ended December 31, 2013
Interest rate swap	$996	$—	$996	$—	$322

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy.

The table below provides a reconciliation of the recurring financial liability related to interest rate swaps:

($ in thousands)	Interest Rate Swaps
Balance at January 1, 2013	$(1,607)
Total gains/(losses) for the period:
Included in earnings	322
Included in other comprehensive income	289

Balance at January 1, 2014	$(996)
Total gains/(losses) for the period:
Included in earnings	118
Included in other comprehensive income	(54)

Balance at March 30, 2014	$(932)

CTS’ long-term debt consists of a revolving debt facility. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information and approximates carrying value.

NOTE J – Earnings Per Share

The table below provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations. Basic earnings per share is calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. All anti-dilutive shares are excluded from the computation of diluted earnings per share. The calculations below provide net earnings from continuing operations, weighted average common shares outstanding, and earnings per share from continuing operations for both basic and diluted EPS for the three months ended March 30, 2014 and March 31, 2013.

($ in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
First Quarter 2014
Basic earnings per share from continuing operations	$5,080	33,708	$0.15

Effect of dilutive securities:
Equity-based compensation plans		572

Diluted earnings per share from continuing operations	$5,080	34,280	$0.15

First Quarter 2013
Basic earnings per share from continuing operations	$2,987	33,523	$0.09

Effect of dilutive securities:
Equity-based compensation plans		653

Diluted earnings per share from continuing operations	$2,987	34,176	$0.09

The following table shows the potentially dilutive securities which have been excluded from the first quarter 2014 and 2013 dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended
(Number of shares in thousands)	March 30, 2014	March 31, 2013
Stock options	—	219

NOTE K – Treasury Stock

Common stock held in treasury totaled 22,276,742 shares with a cost of $317.7 million at March 30, 2014 and 22,249,144 shares with a cost of $317.2 million at December 31, 2013. Approximately 8.5 million shares are available for future issuances.

In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market at a maximum price of $13 per share. In August 2013, CTS’ Board of Directors amended the August 2012 share repurchase program by removing the provision that the price per share have a maximum price of $13. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. Share repurchases were 27,598 during the first three months of 2014.

In June 2013, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration. Reacquired shares will be used to support equity-based compensation programs and for other corporate purposes. During the first three months of 2014, there were no shares repurchased under this program.

NOTE L – Goodwill and Other Intangible Assets

CTS has the following other intangible assets and goodwill as of:

	March 30, 2014		December 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$51,804	$(22,211)	$51,804	$(21,490)
Patents	10,319	(10,319)	10,319	(10,319)
Other intangibles	12,270	(2,805)	12,270	(2,492)

Total	74,393	(35,335)	74,393	(34,301)
In-process research & development	690	—	690	—
Goodwill	32,047	—	32,047	—

Total other intangible assets and goodwill	$107,130	$(35,335)	$107,130	$(34,301)

CTS recorded amortization expense from continuing operations of $1.0 million during the three month period ended March 30, 2014 and $1.6 million during the three month period ended March 31, 2013. Due to the sale of the EMS business on October 2, 2013, CTS recorded amortization expense from discontinued operations of $0.2 million during the three month period ended March 31, 2013. The weighted average remaining amortization period for the amortizable intangible assets is 11.5 years. The weighted average remaining amortization period for customer lists/relationships is 12.5 years and for the other intangibles is 8.3 years. CTS estimates remaining amortization expense of $3.2 million in 2014, $3.9 million in 2015, $3.6 million in 2016, $3.6 million in 2017, $3.5 million in 2018 and $21.3 million thereafter.

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

Approximately $0.8 million of the restructuring and restructuring-related charges of $4.2 million were incurred in the first quarter of 2013. Of the restructuring and restructuring-related charges incurred as of March 31, 2013, $0.2 million was included in continuing operations and $0.6 million was included in discontinued operations. Restructuring and impairment charges are reported on a separate line on the Consolidated Statements of Operations. Restructuring-related charges are reported as a component of Cost of Goods Sold on the Consolidated Statements of Operations.

The following table displays the restructuring reserve activity related to the realignment for the period ended December 31, 2013:

($ in millions) December 2012 Plan
Restructuring liability at January 1, 2013	$1.6
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	0.8
Cost paid	(2.4)

Restructuring liability at December 31, 2013	$—

During June of 2013, CTS announced plans to further restructure its operations to align its operations to the business needs of the Company. These restructuring actions will result in the elimination of approximately 350 positions. These actions are expected to be completed in 2014. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through March 30, 2014:

($ in millions) June 2013 Plan	Planned Costs	Actual incurred through March 30, 2014
Workforce reduction	$8.3	$7.6
Asset impairment charge	3.0	3.8
Other charges, including pension termination costs	5.5	0.4

Restructuring and impairment charges	$16.8	$11.8

Inventory write-down	$0.8	$1.1
Equipment relocation	0.9	0.6
Other charges	0.1	0.5

Restructuring-related charges	$1.8	$2.2

Total restructuring and restructuring-related charges	$18.6	$14.0

Approximately $1.1 million of restructuring and restructuring related charges of $14.0 million were incurred in the first quarter of 2014. Of the restructuring and restructuring-related charges incurred, $12.6 million was included in continuing operations and $1.4 million was included in discontinued operations. Restructuring and impairment charges from continuing operations are reported on a separate line on the Consolidated Statements of Operations. Restructuring-related charges from continuing operations are reported as a component of Cost of Goods Sold on the Consolidated Statements of Operations.

The following table displays the restructuring reserve activity for the three months ended March 30, 2014:

($ in millions) June 2013 Plan
Restructuring liability at January 1, 2014	$3.1
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	1.1
Cost paid	(2.6)

Restructuring liability at March 30, 2014	$1.6

The restructuring activities discussed above, will simplify CTS’ global footprint by consolidating manufacturing facilities into existing locations. This plan includes the consolidation of operations from the U.K, manufacturing facility into the Czech Republic facility, the Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility and to discontinue manufacturing at its Singapore facility.

CTS announced during the quarter that it intends to consolidate its Canadian operation into other existing CTS facilities as part of CTS’ overall plan to simplify its business model and rationalize its global footprint. The amounts related to this anticipated restructuring are not included in the footnote disclosures above and are not readily determinable at this time. The Canadian restructuring amounts are expected to be determined in the second quarter of 2014.

Note N – Other Comprehensive Income

The following table displays the changes in Accumulated Other Comprehensive Income by components for the three months ended March 30, 2014 (all amounts are stated net of tax):

($ in thousands)	Cumulative translation adjustment	Defined benefit pension items	Unrealized gains and losses on cash flow hedges	Total
Accumulated other comprehensive income—balance at January 1, 2014	$1,804	$(83,105)	$(596)	$(81,897)
Other comprehensive earnings before reclassifications	204	—	(33)	171
Amounts reclassified from accumulated other comprehensive income	—	914	73	987

Net current period other comprehensive income	$204	$914	$40	$1,158

Accumulated other comprehensive income—balance at March 30, 2014	$2,008	$(82,191)	$(556)	$(80,739)

The following table displays the reclassifications out of Accumulated Other Comprehensive Earnings/(Loss) for the three months ended March 30, 2014:

($ in thousands) Details about Accumulated Other Comprehensive Earnings Components	Amount Reclassified from Accumulated Other Comprehensive Earnings(a)		Affected Line Item in the Statement Where Net Income is Presented
Losses on cash flow hedges:
Interest rate swap contracts	$118		Interest expense
	45		Tax expense

	$73		Net of tax

Amortization of defined benefit and post-retirement benefit plans:
Prior service costs	$—	(b)
Loss included in net periodic pension costs	1,433	(b)
Foreign exchange impact	17		Other expense

	1,450		Total before tax
	$536		Tax expense

	914		Net of tax

Total reclassification for the period	$987		Net of tax

(a)	Amounts in parenthesis indicate credit.
(b)	These accumulated other comprehensive earnings components are included in the computation of net periodic pension cost. The actuarial loss that was reclassified to Cost of goods sold of $512, Selling, general and administrative expenses of $701 and research and development expenses of $220 are reflected on CTS’ Unaudited Condensed Consolidated Statements of Operations.

Note O – Recent Accounting Pronouncements

ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The ASU is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In another change from current US GAAP, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. The new definition of a discontinued operation more closely aligns US GAAP with IFRS.

The ASU requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation.

The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The ASU is applied prospectively. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. These provisions will not have a material impact on our financial statements.

ASU 2014-06, “Technical Corrections and Improvements Related to Glossary Terms”

In March 2014, the FASB issued Accounting Standards Update 2014-06, “Technical Corrections and Improvements Related to Glossary Terms”. The new guidance is designed to clarify the Master Glossary of the Codification, consolidate multiple instances of the same into a single definition and make minor improvements to the Master Glossary. The FASB said the amendments are not expected to result in substantial changes to the application of existing guidance. These provisions are effective upon issuance. These provisions will not have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview

CTS Corporation (“CTS”, “we”, “our”, “us”) is a global manufacturer of electronic components and sensors used primarily in the automotive, communications, defense and aerospace, medical, industrial and computer markets.

Results of Operations

Comparison of First Quarter 2014 and First Quarter 2013

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 30, 2014 and March 31, 2013:

(Amounts in thousands, except percentages and per share amounts):

	Three Months Ended		Percent	Percent of	Percent of
	March 30, 2014	March 31, 2013	Change	Net Sales - 2014	Net Sales - 2013
Net sales	$100,706	$98,062	2.7	100.0	100.0
Cost of goods sold (1)	70,091	71,276	(1.7)	69.6	72.7

Gross margin	30,615	26,786	14.3	30.4	27.3
Operating expenses	19,770	24,105	(18.0)	19.6	24.6

Operating earnings	10,845	2,681	304.5	10.8	2.7
Other (expense)/income	(1,820)	(1,000)	82.0	(1.8)	(1.0)

Earnings from continuing operations before income taxes	9,025	1,681	436.9	9.0	1.7
Income tax expense/(benefit)	3,945	(1,306)	N/M	3.9	(1.3)

Earnings from continuing operations	5,080	2,987	70.1	5.1	3.0
Earnings (loss) from discontinued operations, net of taxes	0	581	N/M	0.0	0.6

Net earnings (loss)	$5,080	$3,568	42.4	5.1	3.6

Diluted earnings per share:

Diluted earnings per share from continuing operations	$0.15	$0.09
Diluted earnings per share from discontinued operations	0.00	0.01

Diluted net earnings per share	$0.15	$0.10

(1)	Cost of goods sold includes restructuring-related costs of $571 in 2014 and $51 in 2013.

N/M = not meaningful

Sales of $100,706,000 in the first quarter of 2014 increased $2,644,000 or 2.7% from the first quarter of 2013. The increase was driven primarily by a $3,947,000 increase in sales to automotive markets, mainly pedal modules and actuators. Other sales were $1,303,000 lower due principally to lower shipments of electronic components.

Gross margin as a percent of sales was 30.4% in the first quarter of 2014 compared to 27.3% in the first quarter of 2013. The increase in gross margin resulted from productivity improvements and favorable foreign exchange impact on operating results.

Operating expenses are summarized in the following table (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Selling, general and administrative	$13,641	$17,676
Research and development	5,626	6,252
Restructuring and impairment charge	503	177

Total operating expenses	$19,770	$24,105

Selling, general and administrative expenses were 13.5% of sales in the first quarter of 2014 versus 18.0% of sales in the first quarter of 2013. The decrease is attributable to a gain on sale of fixed assets as part of the Company’s footprint rationalization plan, pension income in 2014 compared to pension expense in 2013, and cost containment efforts in 2014 as well as CEO transition costs in 2013.

Research and development expenses were 5.6% of sales in the first quarter of 2014 compared to 6.4% of sales in the first quarter of 2013. The decrease was driven by cost reductions related to restructuring actions and higher non-recurring engineering funding from customers. Research and development expenses are primarily focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring and impairment charges increased in the first quarter of 2014 when compared to the comparable period of 2013 primarily related to higher severance payment in 2014 under the June 2013 Restructuring Plan versus the 2013 severance payments under the December 2012 Restructuring Plan. Restructuring-related charges included in Cost of Goods Sold are primarily equipment relocation related costs which are higher in the first quarter of 2014 when compared to the first quarter of 2013. The increased costs of restructuring in 2014 are related to CTS’ footprint rationalization plan.

Operating earnings were $10,845,000 in the first quarter of 2014 compared to $2,681,000 in the first quarter of 2013 as a result of the items discussed above.

Other income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Interest expense	$(613)	$(906)
Interest income	564	413
Other, net (expense)	(1,771)	(507)

Total other (expense)/income	$(1,820)	$(1,000)

Interest expense decreased in the first quarter of 2014 versus 2013 as a result of lower borrowings enabled by the EMS divestiture in the fourth quarter of 2013. Interest income increased primarily due to higher cash balances. Other, net (expense) was unfavorable in the first quarter of 2014 primarily due to the foreign exchange impact related to the depreciation of the Chinese Renminbi.

	Three Months Ended
	March 30, 2014	March 31, 2013
Effective tax rate	43.7%	(77.7%)

The effective income tax rate for the first quarter of 2014 was 43.7% compared with (77.7%) for the first quarter of 2013. The 2014 effective rate reflects higher profits, primarily from a change in the mix of earnings by jurisdiction, and the effect of tax adjustments in the quarter which increased the rate by 8.4%. The benefit in 2013 was primarily from a $1,632,000 discrete tax benefit associated with the retroactive application of the U.S. research tax credit signed into law during January 2013 and granting of the China high technology incentive tax credit in the first quarter of 2013.

Net earnings from continuing operations were $5,080,000 or $0.15 per diluted share in the first quarter of 2014 compared to net earnings from continuing operations of $2,987,000 or $0.09 per diluted share in the first quarter of 2013.

Earnings from discontinued operations in the first quarter of 2013 represent earnings from the Company’s EMS business which was sold in the fourth quarter of 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $118,969,000 at March 30, 2014 and $124,368,000 at December 31, 2013. The decrease in cash and cash equivalents was driven by additional cash required to fund operations. Total debt on March 30, 2014 was $76,600,000 versus $75,000,000 as of December 31, 2013. Total debt as a percentage of total capitalization was 20.2% at the end of the first quarter of 2014, which was unchanged from December 31, 2013. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $7,200,000 from December 31, 2013 to March 30, 2014 primarily due to a $8,823,000 decrease in accrued liabilities, a $5,208,000 million increase in accounts receivable and a $3,113,000 decline in accounts payable which were partially offset by a $5,399,000 decline in cash and cash equivalents and a $5,276,000 decrease in inventory.

Cash Flows from Operating Activities

Net cash used in operating activities was $6,078,000 during the first three months of 2014. Components of net cash provided by operating activities included net earnings of $5,080,000, depreciation and amortization expense of $4,248,000 and net changes of other non-cash items such as equity-based compensation, amortization of retirement benefits and restructuring totaling ($377,000) which were offset by net changes in current assets and current liabilities of ($15,029,000). The net changes in assets and liabilities were primarily due to a decrease in accrued liabilities, driven by the management incentive plan (MIP) bonus payments, restructuring payments and lower payroll accruals due to timing.

Cash Flows from Investing Activities

Net cash used in investing activities for the first three months of 2014 was $951,000 which consisted of $2,775,000 of capital expenditures which were partially offset by $1,824,000 in proceeds from the sale of fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first three months of 2014 was $1,304,000, consisting primarily of a $1,600,000 increase in net borrowings to fund operations and $1,328,000 for the exercise of stock options which were partially offset by $1,351,000 in dividend payments.

Capital Resources

On January 10, 2012, we amended our November 18, 2010 unsecured revolving credit facility. This amendment provided for an increase in the revolving credit facility to $200,000,000 and increased the accordion feature, whereby we can expand the facility to $300,000,000 subject to participating banks’ approval. Additionally, among other covenants, the amendment reduced the applicable margin by 25 basis points, increased the total consideration we may pay for non-U.S. based acquisitions, and extended the term of the credit facility through January 10, 2017.

Long-term debt was comprised of the following:

(Amounts in thousands)	March 30, 2014	December 31, 2013
Revolving credit facility, weighted-average interest rate of 1.6% (2014), and 1.9% (2013) due in 2017.	$76,600	$75,000

CTS had $120,800,000 available under the $200,000,000 credit facility at March 30, 2014, net of standby letters of credit of $2,600,000. The revolving credit facility requires that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at March 30, 2014.

We use interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. In the second quarter of 2012, we entered into four separate interest rate swap agreements to fix interest rates on $50,000,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, we entered into four separate interest rate swap agreements to fix interest rates on $25,000,000 of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense for the related line of credit when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. An unrealized loss of approximately $54,000 was recorded in Other Comprehensive Income for the three months ended March 30, 2014. An unrealized gain of approximately $36,000 was recorded in Other Comprehensive Income for the three months ended March 31, 2013. CTS also reclassified approximately $118,000 and $77,000 of realized loss out of other comprehensive income to interest expense for the three months ended March 30, 2014 and March 31, 2013, respectively. Approximately $469,000 was recorded as accrued liabilities and $463,000 recorded as a non-current liability in other long-term obligations on the Condensed Consolidated Balance Sheets at March 30, 2014. Approximately $392,000 was recorded as accrued liabilities and $604,000 recorded as a non-current liability in other long-term obligations on the Consolidated Balance Sheets at December 31, 2013.

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

During the first quarter of 2014, we repurchased 27,598 shares of CTS common stock at a total cost of $495,167 or an average price of $17.94 per share.

As of March 30, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $118,531,000. If these funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not require us to repatriate them to fund our U.S. operations, which we believe have sufficient liquidity. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our credit agreements. We believe that cash flows from operating activities and available borrowings under our current credit agreements will be adequate to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months. However, we may choose to pursue additional equity and/or debt financing to provide additional liquidity and/or fund acquisitions.

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of CTS under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we used are reasonable, based upon the information available.

Our estimates and assumptions affect the reported amounts in our financial statements. The following accounting policies comprise those that we believe are the most critical in understanding and evaluating CTS’s reported financial results.

Revenue Recognition

Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exists; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,

•	Ongoing credit evaluations of current customers,

•	Credit limits and payment terms based on available credit information,

•	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness,

•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers, and

•	Limited credit insurance on the majority of our international receivables.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last two years, accounts receivable reserves varied from 0.2% to 1.4% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.

Over the last two years, our reserves for excess and obsolete inventories have ranged from 8.1% to 15.6% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

Retirement Plans

Actuarial assumptions are used in determining pension income and expense and our pension benefit obligation. We utilize actuaries from consulting companies in each country to develop our discount rates that match high-quality bonds currently available and expected to be available during the period to maturity of the pension benefit in order to provide the necessary future cash flows to pay the accumulated benefits when due. After considering the recommendations of our actuaries, we have assumed a discount rate, expected rate of return on plan assets and a rate of compensation increase in determining our annual pension income and expense and the projected benefit obligation. During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted. Changes in the actuarial assumptions could have a material effect on our results of operations.

Valuation of Goodwill

Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	Significant adverse change in legal factors or in the business climate,

•	Adverse action or assessment by a regulator,

•	Unanticipated competition,

•	Loss of key personnel,

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•	Testing for recoverability of a significant asset group within a reporting unit,

•	Allocation of a portion of goodwill to a business to be disposed of.

If CTS believes that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using two valuation methods: Income Approach – Discounted Cash Flow Method and Market Approach – Guideline Public Company Method. The approach defined below is based upon our last impairment test conducted as of December 31, 2013.

Under the “Income Approach – Discounted Cash Flow Method” the key assumptions consider sales, cost of sales and operating expenses projected through the year 2018. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues and operating expenses, and margin assumptions. The fourth key assumption under this approach is the discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change which could result in impairment.

Under the “Market Approach – Guideline Company Method” we identified eight publicly traded companies, including CTS, which we believe have significant relevant similarities. For these eight companies we calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the Income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates were the key assumptions utilized. The market prices of CTS and other guideline company shares are key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

The results of these two methods are weighted based upon managements’ determination with more weight attached to the Income approach because it considers anticipated future financial performance. The Market approaches are based upon historical and current economic conditions which might not reflect the long term prospects or opportunities for CTS’ business being evaluated.

If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

There have not been any significant changes to our impairment testing methodology other than updating the assumptions to reflect the current market environment. As discussed above, key assumptions used in the first step of the goodwill impairment test were determined by management utilizing the internal operating plan. The key assumptions utilized include forecasted growth rates for revenues and operating expenses as well as a discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of a risk premium relevant to the business segment. CTS will monitor future results and will perform a test if indicators trigger an impairment review.

We test the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based upon our latest assessment, we determined that our goodwill was not impaired as of the end of December 2013.

Valuation of Long-Lived and Other Intangible Assets

We evaluate the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered that may trigger an impairment review consist of:

•	Significant underperformance relative to expected historical or projected future operating results,

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•	Significant negative industry or economic trends,

•	Significant decline in CTS’s stock price for a sustained period, and

•	Significant decline in market capitalization relative to net book value.

If CTS believes that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test has failed in the case of amortizable assets, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows.

Net intangible assets, long-lived assets and goodwill amounted to $71,795,000 as of March 30, 2014.

Income Taxes

CTS has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal, state and foreign net operating losses. CTS intends to utilize these net operating loss carryforwards to offset future income taxes.

CTS’ practice is to recognize interest and penalties related to income tax matters as part of income tax expense.

CTS earns a significant amount of its operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. CTS does not intend to repatriate funds, however, should CTS require more capital in the U.S. than is generated by our operations locally, CTS could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Repatriation would result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Customer A	10.0%	7.8%

No other customer accounted for 10% or more of total net sales during these periods.

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these and other risks and uncertainties are discussed in further detail in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in our market risk since December 31, 2013.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Presently, we have been served process and named as co-defendant with Toyota in approximately forty-two open lawsuits; we have been dismissed as a defendant from an additional thirty-one lawsuits. The claims generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

Item 1A. Risk Factors

There have been no significant changes to our risk factors since December 31, 2013.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending March 30, 2014:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
				1,049,115
January 1, 2014 – January 26, 2014	—	$0.00	—	1,049,115
January 27, 2014 – February 23, 2014	27,598	$17.94	27,598	1,021,517
February 24, 2014 – March 30, 2014	—	$0.00	—	1,021,517

Total	27,598		27,598

(1)	In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.
(2)	In June 2013, CTS’ Board of Directors authorized another program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item  5. Other Information

Not applicable

Item 6. Exhibits

10(a)	2014 – 2016 Performance Restricted Stock Unit Plan.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Robert J. Patton	/s/ Ashish Agrawal
Robert J. Patton Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: April 29, 2014	Dated: April 29, 2014