Form 10-Q
period 2014-06-29
CTS CORP
filed 2014-07-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2014: 33,605,189

CTS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net sales	$102,980	$105,381	$203,686	$203,443
Costs and expenses:
Cost of goods sold	69,157	72,981	139,248	144,257
Selling, general and administrative expenses	15,813	17,157	29,454	34,833
Research and development expenses	5,332	5,771	10,958	12,023
Restructuring and impairment charges	2,733	7,029	3,236	7,206

Operating earnings	9,945	2,443	20,790	5,124
Other (expense)/income:
Interest expense	(582)	(1,058)	(1,195)	(1,964)
Interest income	688	446	1,252	859
Other	(409)	398	(2,180)	(109)

Total other expense	(303)	(214)	(2,123)	(1,214)

Earnings from continuing operations before taxes	9,642	2,229	18,667	3,910
Income tax expense	3,281	12,482	7,226	11,176

Earnings (loss) from continuing operations	6,361	(10,253)	11,441	(7,266)

Discontinued operations
Loss from discontinued operations, net of tax	—	(1,082)	—	(501)

Net earnings (loss)	$6,361	$(11,335)	$11,441	$(7,767)

Net earnings (loss) per share
Basic
Continuing operations	0.19	(0.31)	0.34	(0.22)
Discontinued operations	—	(0.03)	—	(0.01)

Basic net earnings per share	$0.19	$(0.34)	$0.34	$(0.23)

Diluted
Continuing operations	0.19	(0.31)	0.33	(0.22)
Discontinued operations	—	(0.03)	—	(0.01)

Diluted net earnings per share	$0.19	$(0.34)	$0.33	$(0.23)

Cash dividends declared per share	$0.040	$0.035	$0.080	$0.070

Average common shares outstanding:
Basic	33,741	33,589	33,725	33,556
Diluted	34,208	33,589	34,244	33,556

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - UNAUDITED

(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net earnings/(loss)	$6,361	$(11,335)	$11,441	$(7,767)

Other comprehensive earnings/(loss):
Cumulative translation adjustment, 2014 – net of tax benefit of $228 and $299; 2013 – net of tax benefit of $71 and net of tax $463	617	231	821	(1,510)

Defined benefit and post-retirement benefit plans:
Amortization of prior service cost included in net periodic pension costs, 2014 – net of tax of $0 and $0; 2013 – net of tax of $59 and $118	—	91	—	182
Amortization of loss included in net periodic pension costs, 2014 – net of tax of $507 and $1,043; 2013 – net of tax of $774 and $1,548	889	1,245	1,786	2,490
Settlements included in net earnings, 2014 – net of tax of $66 and $66; 2013 – net of tax of $0 and $0	106	—	106	—
Foreign exchange impact, 2014 – net of tax benefit of $37 and $37; 2013 – net of tax benefit of $2 and net of tax of $72	(108)	(5)	(91)	202

Reclassification adjustments included in net earnings – defined benefit and post-retirement benefit plans	887	1,331	1,801	2,874

Unrealized (loss) gain on interest swaps treated as cash flow hedges:
Unrealized holding (loss) gain arising during period, 2014 – net of tax benefit of $136 and $157; 2013 – net of tax of $298 and $312	(222)	467	(255)	489
Reclassification adjustments for losses included in net earnings, 2014 – net of tax of $47 and $92; 2013 – net of tax of $31 and $61	75	47	148	94

Net change in unrealized holding (loss) gain on interest rate swaps	(147)	514	(107)	583

Other comprehensive earnings	1,357	2,076	2,515	1,947

Comprehensive earnings (loss)	$7,718	$(9,259)	$13,956	$(5,820)

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share amounts)

	(Unaudited) June 29, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$127,230	$124,368
Accounts receivable, net	61,080	62,667
Inventories, net	28,434	32,226
Other current assets	18,828	17,008

Total current assets	235,572	236,269

Property, plant and equipment, net	74,430	74,869
Other Assets
Prepaid pension asset	62,992	56,396
Goodwill	32,047	32,047
Indefinite-lived intangible asset	690	690
Other intangible assets, net	38,013	40,092
Deferred income taxes	34,744	38,620
Other	1,143	1,282

Total other assets	169,629	169,127

Total Assets	$479,631	$480,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$43,724	$47,052
Accrued payroll and benefits	15,881	20,822
Other accrued liabilities	25,693	27,246

Total current liabilities	85,298	95,120
Long-term debt	76,200	75,000
Other long-term obligations	12,888	13,416
Shareholders’ Equity
Preferred stock	—	—
Common stock	299,748	297,164
Additional contributed capital	38,037	39,631
Retained earnings	367,740	358,997
Accumulated other comprehensive loss	(79,382)	(81,897)

	626,143	613,895
Treasury stock	(320,898)	(317,166)

Total shareholders’ equity	305,245	296,729

Total Liabilities and Shareholders’ Equity	$479,631	$480,265

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands of dollars)

	Six Months Ended
	June 29, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$11,441	$(7,767)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,401	11,356
Prepaid pension asset	(4,208)	(739)
Gain on sale of fixed assets	(1,855)	(142)
Equity-based compensation	1,179	2,481
Restructuring charges	3,158	4,749
Restructuring impairment charges	78	3,053
Amortization of retirement benefit adjustments	2,906	4,336
Changes in assets and liabilities, net of acquisition
Accounts receivable	1,346	(5,304)
Inventories	3,632	(3,782)
Other current assets	(1,807)	(416)
Accounts payable	(3,145)	3,186
Accrued liabilities	(10,864)	(5,075)
Income tax payable	(357)	(1,348)
Other	151	5,629

Total adjustments	(1,385)	17,984

Net cash provided by operating activities	10,056	10,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	1,910	189
Capital expenditures	(5,991)	(8,359)

Net cash used in investing activities	(4,081)	(8,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(482,400)	(2,593,900)
Proceeds from borrowings of long-term debt	483,600	2,569,900
Payments of short-term notes payable	(778)	(1,039)
Proceeds from borrowings of short-term notes payable	778	1,039
Purchase of treasury stock	(3,732)	(1,493)
Dividends paid	(2,693)	(2,345)
Exercise of stock options	1,328	2,058
Other	222	30

Net cash used in financing activities	(3,675)	(25,750)

Effect of exchange rate on cash and cash equivalents	562	176

Net increase (decrease) in cash and cash equivalents	2,862	(23,527)

Cash and cash equivalents at beginning of year	124,368	109,571

Cash and cash equivalents at end of period	$127,230	$86,044

Supplemental cash flow information:
Cash paid for Interest	$834	$1,690
Cash paid for Income taxes – net	$4,737	$2,984

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 29, 2014

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

On October 2, 2013, CTS sold its electronics manufacturing solutions (“EMS”) business to Benchmark Electronics, Inc. (“Benchmark”) for approximately $75 million in cash. Due to the sale, the 2013 amounts in the Statement of Operations related to EMS have been reported separately as discontinued operations. Refer to Note O, “Discontinued Operations.”

CTS now has one single business segment. Prior to October 2, 2013, the date of the close of the sale of the EMS segment, CTS had two reportable segments: 1) Components and Sensors and 2) EMS. The prior year’s segment reporting has been updated to conform to the current period’s presentation of one single business segment.

Reclassifications

Certain reclassifications including those for discontinued operations have been made for the prior periods presented in the Unaudited Condensed Consolidated Financial Statements to conform to the current period’s presentation.

NOTE B – Accounts Receivable

The components of accounts receivable are as follows:

($ in thousands)	June 29, 2014	December 31, 2013
Accounts receivable, gross	$61,212	$62,806
Less: Accounts receivable reserves	(132)	(139)

Accounts receivable, net	$61,080	$62,667

NOTE C – Inventories

Inventories consist of the following:

	As of
($ in thousands)	June 29, 2014	December 31, 2013
Finished goods	$7,658	$9,814
Work-in-process	7,193	7,850
Raw materials	13,583	14,562

Inventories, net	$28,434	$32,226

NOTE D – Retirement Plans

Net pension (income) expense for our domestic and foreign plans was as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net pension (income) expense	$(454)	$545	$(1,080)	$1,091

Net pension expense breakdown for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
Three months:	Three months ended		Three months ended
($ in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$48	$648	$21	$28
Interest cost	3,053	2,711	155	133
Expected return on plan assets (1)	(5,208)	(5,042)	(170)	(101)
Amortization of prior service cost	—	149	—	—
Amortization of loss	1,416	1,921	59	98
Additional cost due to retirement	172	—	—	—

(Income) expense, net	$(519)	$387	$65	$158

	Domestic Pension Plans		Foreign Pension Plans
Six months:	Six months ended		Six months ended
($ in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$96	$1,297	$42	$56
Interest cost	6,111	5,423	305	265
Expected return on plan assets (1)	(10,416)	(10,085)	(337)	(201)
Amortization of prior service cost	—	298	—	—
Amortization of loss	2,829	3,842	118	196
Additional cost due to retirement	172	—	—	—

(Income) expense, net	$(1,208)	$775	$128	$316

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net postretirement expense for our postretirement plan includes the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Other postretirement benefit plan
Service cost	$1	$2	$2	$4
Interest cost	58	56	115	111
Amortization of gain	(40)	—	(79)	—

Postretirement expense	$19	$58	$38	$115

NOTE E – Other Intangible Assets

Intangible assets consist of the following as of:

	June 29, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(22,941)	$28,863
Patents	10,319	(10,319)	0
Other intangibles	12,270	(3,120)	9,150

Other intangible assets, net	$74,393	$(36,380)	$38,013

Amortization expense for the six months ended June 29, 2014		$2,079

	December 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(21,490)	$30,314
Patents	10,319	(10,319)	0
Other intangibles	12,270	(2,492)	9,778

Other intangible assets, net	$74,393	$(34,301)	$40,092

Amortization expense for the six months ended June 30, 2013		$2,572

Amortization expense remaining for other intangible assets is as follows:

($ in thousands)	Amortization expense
2014	$2,112
2015	3,947
2016	3,647
2017	3,569
2018	3,484
Thereafter	21,254

Total amortization expense	$38,013

NOTE F – Costs Associated with Exit and Restructuring Activities

During December of 2012, CTS realigned its operations to suit the business needs of the Company. These realignment actions resulted in the elimination of approximately 190 positions. These actions were completed as of March 31, 2013.

Approximately $200,000 of the remaining restructuring and restructuring-related charges were incurred in the first quarter of 2013. Restructuring and impairment charges are reported on a separate line on the Consolidated Statements of Earnings (loss). Restructuring-related charges are reported as a component of Cost of Goods Sold on the Consolidated Statements of Earnings (loss).

The following table displays the restructuring reserve activity related to the December 2012 Plan:

($ in thousands)	December 2012 Plan
Restructuring liability at January 1, 2013		$1,600
Restructuring and restructuring-related charges, excluding asset impairments and write-offs		800
Cost paid		(2,400)

Restructuring liability at December 31, 2013		$—

During June of 2013, CTS announced plans to further restructure its operations to align its operations to the business needs of the Company. These restructuring actions will result in the elimination of approximately 350 positions. These actions are expected to be completed in 2014. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through June 29, 2014:

($ in thousands)	June 2013 Plan	Planned Costs	Actual costs incurred through June 29, 2014
Workforce reduction		$8,300	$7,799
Asset impairment charge		3,000	3,849
Other charges, including pension termination costs		5,500	525

Restructuring and impairment charges		$16,800	$12,172

Inventory write-down		$800	$1,143
Equipment relocation		900	852
Other charges		100	491

Restructuring-related charges, included in cost of goods sold		$1,800	$2,486

Total restructuring and restructuring-related charges		$18,600	$14,658

Approximately $1,074,000 of restructuring and restructuring related charges were incurred in the first quarter of 2014, while $667,000 of charges were incurred in the second quarter of 2014. Of the restructuring and restructuring-related charges incurred for the June 2013 plan, $667,000 was included in continuing operations for the three month period ended June 29, 2014, and $1,741,000 was included in continuing operations for the six month period ended June 29, 2014. Restructuring and impairment charges from continuing operations are reported on a separate line on the Consolidated Statements of Operations. Restructuring-related charges from continuing operations that are reported as a component of Cost of goods sold on the Consolidated Statements of Operations are $338,000 for the three month period ended June 29, 2014 and $910,000 for the six month period ended June 29, 2014.

The restructuring activities discussed above will simplify CTS’ global footprint by consolidating manufacturing facilities into existing locations. This plan includes the consolidation of operations from the U.K. manufacturing facility into the Czech Republic facility, the Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility and to discontinue manufacturing at its Singapore facility.

During April of 2014, CTS announced plans to further restructure its operations to align its operations to the business needs of the Company by closing its Canadian manufacturing operation. These restructuring actions will result in the elimination of approximately 120 positions. These actions are expected to be completed in 2015. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through June 29, 2014:

($ in thousands)	April 2014 Plan	Planned Costs	Actual costs incurred through June 29, 2014
Workforce reduction		$4,100	$2,405
Asset impairment charge		0	0
Other charges, including pension termination costs		500	0

Restructuring and impairment charges		$4,600	$2,405

Inventory write-down		$250	$0
Equipment relocation		500	0
Other charges		350	0

Restructuring-related charges, included in cost of goods sold		$1,100	$0

Total restructuring and restructuring-related charges		$5,700	$2,405

All of restructuring and restructuring related charges were incurred in the second quarter of 2014. Of the restructuring and restructuring-related charges incurred for the April 2014 Plan, all charges were included in continuing operations.

The following table displays the restructuring reserve activity for the period ended June 29, 2014:

($ in thousands)	June 2013 Plan and April 2014 Plan
Restructuring liability at January 1, 2014		$3,100
Restructuring and restructuring-related charges, excluding asset impairments and write-offs		4,067
Cost paid		(3,831)

Restructuring liability at June 29, 2014		$3,336

The restructuring activities discussed above will consolidate its Canadian operation into other existing CTS facilities as part of CTS’ overall plan to simplify its business model and rationalize its global footprint.

NOTE G – Contingencies

Certain processes in the manufacture of CTS’ current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a potentially responsible party regarding hazardous waste remediation at several non-CTS sites, including Superfund sites in Asheville, NC and San Francisco, CA. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. In the opinion of management, based upon presently available information relating to all such matters, either adequate provision for probable costs has been made, or the ultimate costs resulting will not materially affect the consolidated financial position, results of operations, or cash flows of CTS.

CTS manufactures accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”). In January 2010, Toyota initiated a recall of a substantial number of vehicles in North America containing pedals manufactured by CTS. The recall expanded to include vehicles in Europe and Asia. The pedal recall and associated events have led to the Company being named as a co-defendant with Toyota in certain litigation. In February 2010, CTS entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold the Company harmless from, and the parties will cooperate in the defense of, third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles. The limited exceptions to indemnification restrict CTS’ share of any liability to amounts collectable from its insurers. CTS cannot assure that Toyota will not seek to recover a portion of its recall-related costs from CTS, or that the insurance CTS carries will be sufficient to cover such costs.

Certain other claims are pending against CTS with respect to matters arising out of the ordinary conduct of the Company’s business. These claims, in the opinion of management, based upon past experience and presently available information, either adequate provision for anticipated costs has been reserved or the ultimate anticipated costs are not expected to materially affect CTS’ consolidated financial position, results of operations, or cash flows.

NOTE H – Debt

Long-term debt was comprised of the following:

($ in thousands)	June 29, 2014	December 31, 2013
Revolving credit facility due in 2017	$76,200	$75,000
Weighted average interest rate	1.5%	1.9%
Amount available	$121,239	$122,400
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,561	$2,600
Commitment fee percentage per annum	0.25	0.30

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at June 29, 2014.

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

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. Interest rate swaps activity recorded in Other Comprehensive Income includes the following:

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Unrealized (loss) gain	$(360)	$765	$(414)	$801
Realized loss reclassified to interest expense	$122	$78	$240	$155

Interest rate swaps included on the balance sheets are comprised of the following:

($ in thousands)	June 29, 2014	December 31, 2013
Accrued liabilities	$547	$392
Other long-term obligations	$623	$604

NOTE I – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 29, 2014	December 31, 2013
Preferred Stock
Par value per share	$0.00	$0.00
Shares authorized	25,000,000	25,000,000
Shares outstanding	0	0
Common Stock
Par value per share	$0.00	$0.00
Shares authorized	75,000,000	75,000,000
Shares issued	56,079,295	55,808,008
Shares outstanding	33,618,881	33,558,864
Treasury stock
Shares held	22,460,414	22,249,144

During the six month period ended June 29, 2014, CTS purchased 211,270 shares of common stock for $3,732,000 under a board-authorized share repurchase plan. For the six month period ended June 30, 2013, CTS purchased 150,205 shares of common stock for $1,493,000.

A roll forward of common shares outstanding is as follows:

	Six Months Ended
	June 29, 2014	June 30, 2013
Balance at the beginning of the year	33,558,864	33,433,128
Repurchases	(211,270)	(150,205)
Stock option issuances	101,350	210,449
Restricted share issuances	169,937	198,879
Restricted share forfeitures	(0)	(0)
Shares withheld for tax obligations	(0)	(0)

Balance at the end of the period	33,618,881	33,692,251

Note J – Other Comprehensive Income

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by components for the six months ended June 29, 2014 (all amounts are stated net of tax):

($ in thousands)	Cumulative translation adjustment	Defined benefit pension items	Unrealized gains and losses on cash flow hedges	Total (loss) income
AOCI – balance at January 1, 2014	$1,804	$(83,105)	$(596)	$(81,897)

Other comprehensive earnings before reclassifications	821	—	(255)	566
Amounts reclassified from AOCI	—	1,801	148	1,949

Net current period other comprehensive income	$821	$1,801	$(107)	$2,515

AOCI – balance at June 29, 2014	$2,625	$(81,304)	$(703)	$(79,382)

The following table displays the reclassifications out of Accumulated Other Comprehensive Income (Loss) for the six months ended June 29, 2014:

($ in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income(a)	Affected Line Item in the Statement Where Net Income is Presented
Details about Accumulated Other Comprehensive Income Components
Losses on cash flow hedges:
Interest rate swap contracts	$240	Interest expense
	92	Tax expense

	$148	Net of tax

Amortization of defined benefit and post-retirement benefit plans:
Prior service costs	$—	(b)
Loss included in net periodic pension costs	2,829	(b)
Settlements	172	SG&A
Foreign Exchange Impact	(128)	Other expense

	2,873	Total before tax
	$1,072	Tax expense

	1,801	Net of tax

Total reclassification for the period	$1,949	Net of tax

(a)	Amounts in parenthesis indicate credit.
(b)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. The actuarial loss that was reclassified to Cost of goods sold $1,011, Selling, general and administrative expenses $1,383 and Research and development expenses $435 are reflected on CTS’ Condensed Consolidated Statements of Earnings.

NOTE K – Earnings Per Share

Basic per share amounts are calculated using the weighted average number of common shares outstanding as the denominator and net earnings as the numerator. Diluted per share amounts are calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. Anti-dilutive shares are excluded from the computation of diluted earnings per share.

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Weighted average shares:
Weighted average common shares outstanding	33,741	33,589	33,725	33,556
Effect of dilutive securities outstanding	467	—	519	—

Diluted weighted average shares outstanding (1)	34,208	33,589	34,244	33,556

Earnings (loss):
Income (loss) from continuing operations	$6,361	$(10,253)	$11,441	$(7,266)
Income (loss) from discontinued operations	0	(1,082)	0	(501)

Net income	$6,361	$(11,335)	$11,441	$(7,767)

Basic per share amounts:
Income from continuing operations	$0.19	$(0.31)	$0.34	$(0.22)
Income from discontinued operations	0.00	(0.03)	0.00	(0.01)

Net income per share basic	$0.19	$(0.34)	$0.34	$(0.23)

Diluted per share amounts:
Income from continuing operations	$0.19	$(0.31)	$0.33	$(0.22)
Income from discontinued operations	0.00	(0.03)	0.00	(0.01)

Net income per share diluted	$0.19	$(0.34)	$0.33	$(0.23)

(1)	Basic shares are used for dilutive calculation in 2013 due to the net loss

The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Potentially dilutive shares	—	1,384,000	—	1,384,000

NOTE L – Equity-Based Compensation

At June 29, 2014, CTS had five equity-based compensation plans: the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”). Future grants can only be made under the 2014 Plan.

The 2009 Plan, and previously the 2001 Plan and 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ Board of Directors. In addition, the 2009 Plan and the 2004 Plan allow for grants of stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in the Unaudited Condensed Consolidated Statements of Earnings for the three and six months ended June 29, 2014 and June 30, 2013, respectively, relating to equity-based compensation plans:

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Stock options	$—	$—	$—	$—
Service-Based RSUs	210	693	683	1,517
Performance-Based RSUs	99	279	273	573
Market-Based RSUs	91	191	223	391

Total	$400	$1,163	$1,179	$2,481

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted average period in which the expense is to be recognized:

($ in thousands)	Unrecognized compensation expense at June 29, 2014	Weighted average period
Stock options	$—	0.0 years
Service-Based RSUs	1,771	1.2 years
Performance-Based RSUs	1,210	1.5 years
Market-Based RSUs	892	1.5 years

Total	$3,873

CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 29, 2014:

	2014 Plan	2009 Plan	2004 Plan	2001 Plan
Awards originally available	1,500,000	3,400,000	6,500,000	2,000,000
Stock options outstanding			5,200	—
Restricted stock units outstanding		434,082	101,223
Options exercisable			5,200	—
Awards available for grant	1,500,000	1,589,756	106,423

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

A summary of the status of stock options as of June 29, 2014 and the six-month period then ended is presented below:

	June 29, 2014
	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	123,000	$12.78
Exercised	(115,100)	$12.84
Expired	(2,700)	$11.04
Forfeited	—	$—

Outstanding at end of period	5,200	$12.35

Exercisable at end of period	5,200	$12.35

Six Months Ended
June 29, 2014
Intrinsic values of share options exercised	$831,000

Weighted average remaining contractual life	1.4 years

Aggregate intrinsic values of options outstanding and options exercisable	$32,000

There are no unvested stock options at June 29, 2014.

Service-Based Restricted Stock Units

Service-based RSUs entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. A summary of the status of RSUs is presented below:

	Six months ended June 29, 2014
	RSUs	Weighted- average Grant-Date Fair Value
Outstanding at beginning of year	630,288	$10.36
Granted	83,615	$19.13
Converted	(123,279)	$10.79
Forfeited	(55,319)	$11.95

Outstanding at end of period	535,305	$11.47

Weighted-average remaining contractual life	11.2 years

Performance-Based Restricted Stock Units

CTS grants performance-based restricted stock unit awards for certain executives. Vesting may occur in the range from zero percent to 200% of the target amount. Vesting is subject to certification of the fiscal results of the year prior to the target year by CTS’ independent auditors. Vesting is dependent upon CTS’ achievement of either sales growth targets or cash flow targets as noted in the table below.

Performance-Based RSUs include the following components:

Grant Date	Target Units	Vesting Year	Vesting Dependency	Units Awarded
February 8, 2012	45,850	2014	Salesgrowth	—
February 8, 2012	39,300	2014	Cashflow	69,600
February 11, 2013	77,700	2016	Salesgrowth	—
February 11, 2013	66,600	2016	Cash flow	—
February 14, 2014	25,085	2017	Sales growth	—
February 14, 2014	21,500	2017	Cash flow	—

Market-Based Restricted Stock Units

CTS grants market-based restricted stock unit awards for certain executives and key employees. Vesting may occur in the range from zero percent to 200% of the target amount. Vesting is subject to certification of the fiscal results of the year prior to the target year by CTS’ independent auditors. The vesting rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return over a three-year period. Vesting is tied exclusively to CTS total stockholder return relative to peer group companies’ total stockholder return rates.

Market-Based RSUs include the following components:

Grant Date	Target Units	Vesting Year	Number of Peer Group Companies	Units Awarded
February 8, 2012	45,850	2014	28	63,800
February 11, 2013	77,700	2016	20	—
February 11, 2013	32,500	2016	20	—
February 14, 2014	25,085	2017	15	—

NOTE M – Fair Value Measurement

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of June 29, 2014 and the loss recorded during the six months ended June 29, 2014 on those assets:

($ in thousands)
Description	Carrying Value at June 29, 2014	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Six Months Ended June 29, 2014
Long-lived assets	—	—	—	—	79

During the second quarter of 2013, CTS initiated the June 2013 restructuring plan which impacted certain locations. This was considered a triggering event and the company performed an impairment analysis for the impacted intangibles and long-lived assets. The resulting intangible impairment loss related to customer based intangibles. The fair value of these assets were measured and recorded using an income approach. Projected future cash flows related to these assets were used under this approach to determine their fair values. CTS recorded an impairment charge of approximately $3,053,000 for the six months ended June 30, 2013. The impairment charge was recorded under “Restructuring and Impairment Charge” on the Company’s Condensed Consolidated Statements of Earnings.

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of June 29, 2014 and the loss recorded during the six months ended June 29, 2014:

($ in thousands)	Carrying Value at June 29, 2014	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Six- Months Ended June 29, 2014
Interest rate swap – cash flow hedge	$1,170	$—	$1,170	$—	$240

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2013 and the loss recorded during the year ended December 31, 2013:

($ in thousands)
Description	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Year Ended December 31, 2013
Interest rate swap – cash flow hedge	$996	$—	$996	$—	$322

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy.

The table below provides a reconciliation of the recurring financial liability related to interest rate swaps:

($ in thousands)	Interest Rate Swaps
Balance at January 1, 2013	$(1,607)
Total gains/(losses) for the period:
Included in earnings	322
Included in other comprehensive income	289

Balance at January 1, 2014	$(996)

Total gains/(losses) for the period:
Included in earnings	240
Included in other comprehensive income	(414)

Balance at June 29, 2014	$(1,170)

CTS’ long-term debt consists of a revolving debt facility. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information and approximates carrying value.

Note N – Income Taxes

CTS has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. CTS earns a significant amount of its operating income outside of the U.S., which is considered to be permanently reinvested in foreign jurisdictions.

As of June 29, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $126,358,000. If these funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not require us to repatriate them to fund our U.S. operations, which we believe have sufficient liquidity. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits. CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Effective tax rate	34.0%	560.0%	38.7%	285.8%

The 2014 effective tax rate reflects higher profits, primarily from a change in the mix of earnings by jurisdiction, and the effect of tax adjustments decreased the rate by 2.6% in the second quarter of 2014. Tax adjustments recorded in the first six months of 2014 increased the rate by 2.7%. Tax expense for the second quarter and first six months in 2013 includes a discrete period tax expense of $10,800,000 related to cash repatriation.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the six months ended June 29, 2014 and June 30, 2013, CTS did not accrue any interest or penalties into income tax expense.

The repatriation to the U.S. of approximately $30,000,000 during the second quarter of 2013 resulted from a reduction in the amount of earnings required to remain permanently reinvested in Singapore that was made possible by the June 2013 restructuring plan. No deferred income taxes had been previously recorded for unremitted earnings from Singapore due to previous conclusions that the earnings were permanently reinvested.

NOTE O – Discontinued Operations

On October 2, 2013, the company completed the sale of its Electronics Manufacturing Services (“EMS”) Business to Benchmark Electronics, Inc. (“Benchmark”) for approximately $75,000,000 in cash. Included were five manufacturing facilities located in Moorpark, CA, Londonderry, NH, Bangkok, Thailand, Matamoros, Mexico and San Jose, CA and approximately 1,000 employees.

The Condensed Statement of Operations of the EMS discontinued operations is as follows:

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2013	June 30, 2013

Net sales	$46,180	$97,630
Cost of goods sold	43,093	90,148
Selling, general and administrative expenses	3,591	7,322
Restructuring and impairment charge	214	596

Operating loss	(718)	(436)

Other (expense) income, net	(728)	67

Loss before income taxes	(1,446)	(369)
Income tax (benefit) expense	(364)	132

Net loss from discontinued operations	$(1,082)	$(501)

Due to the sale of the EMS business on October 2, 2013, CTS recorded amortization expense related to customer lists/relationships for discontinued operations of $200,000 and $500,000 during the three and six month periods ended June 30, 2013, respectively.

Note P – Recent Accounting Pronouncements

ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition.

Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments in this update provide explicit guidance for those awards.

The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. These provisions will not have a material impact on our financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The new revenue recognition guidance more closely aligns US GAAP with IFRS. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The guidance is effective for annual periods beginning on or after December 15, 2016 and interim periods within that reporting period. Early adoption is not permitted. These provisions of this guidance are still being evaluated. The impact on CTS’ financial statements has not yet been determined.

ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The ASU is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In another change from current US GAAP, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. The new definition of a discontinued operation more closely aligns US GAAP with IFRS.

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

ASU 2014-06, “Technical Corrections and Improvements Related to Glossary Terms”

In March 2014, the FASB issued ASU 2014-06, “Technical Corrections and Improvements Related to Glossary Terms”. The new guidance is designed to clarify the Master Glossary of the Codification, consolidate multiple instances of the same into a single definition and make minor improvements to the Master Glossary. The FASB said the amendments are not expected to result in substantial changes to the application of existing guidance. These provisions are effective upon issuance. These provisions will not have a material impact on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview

CTS Corporation (“CTS”, “we”, “our”, “us”) is a global manufacturer of electronic components and sensors used primarily in the automotive, communications, defense and aerospace, medical, industrial and computer markets.

Results of Operations: Second Quarter 2014 and Second Quarter 2013

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings (loss) for the quarters ended June 29, 2014 and June 30, 2013:

(Amounts in thousands, except percentages and per share amounts):

	Three Months Ended
	June 29, 2014	June 30, 2013	Percent Change	Percent of Net Sales - 2014	Percent of Net Sales - 2013

Net sales	$102,980	$105,381	(2.3)	100.0	100.0
Cost of goods sold (1)	69,157	72,981	(5.2)	67.2	69.3

Gross margin	33,823	32,400	4.4	32.8	30.7

Operating expenses	23,878	29,957	(20.3)	23.2	28.4

Operating earnings	9,945	2,443	307.1	9.7	2.3

Other expense	(303)	(214)	42.1	(0.3)	(0.2)

Earnings from continuing operations before income taxes	9,642	2,229	332.5	9.4	2.1

Income tax expense	3,281	12,482	(73.7)	3.2	(11.8)

Earnings (loss) from continuing operations	6,361	(10,253)	N/M	6.2	(9.7)
Loss from discontinued operations, net of taxes	0	(1,082)	N/M	0.0	(1.0)

Net earnings (loss)	$6,361	$(11,335)	N/M	6.2	(10.7)

Diluted earnings per share:
Diluted earnings (loss) per share from continuing operations	$0.19	$(0.31)
Diluted loss per share from discontinued operations	0.00	(0.03)

Diluted net earnings (loss) per share	$0.19	$(0.34)

(1)	Cost of goods sold includes restructuring related costs of $338 in 2014 and $637 in 2013.

N/M = not meaningful

Sales of $102,980,000 in the second quarter of 2014 decreased $2,401,000 or 2.3% from the second quarter of 2013. The decrease was driven by a $4,628,000 decline in sales related to lower shipments of electronic components, mainly frequency and HDD products. Sales to automotive markets increased $2,227,000 related primarily to pedal modules and actuators.

Gross margin as a percent of sales was 32.8% in the second quarter of 2014 compared to 30.7% in the second quarter of 2013. The increase in gross margin resulted from productivity improvements, mix and favorable foreign exchange impact on operating results.

Operating expenses are summarized in the following table (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Selling, general and administrative expenses	$15,813	$17,157
Research and development expenses	5,332	5,771
Restructuring and impairment charges	2,733	7,029

Total operating expenses	$23,878	$29,957

Selling, general and administrative expenses were 15.4% of sales in the second quarter of 2014 versus 16.3% of sales in the comparable quarter of 2013. The decrease is attributable to cost containment efforts in 2014, costs for CTS’ CEO transition in 2013 and pension income in 2014 compared to pension expense in 2013.

Research and development expenses were 5.2% of sales in the second quarter of 2014 compared to 5.5% of sales in the comparable quarter of 2013. The decrease was driven by timing of R&D projects and cost reductions related to restructuring actions. Research and development expenses are primarily focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring and impairment charges declined in the second quarter of 2014 compared to the comparable period of 2013. The second quarter 2014 charges totaled $2,733,000 and consist primarily of accruals for severance costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities. The second quarter 2013 charges totaled $7,029,000 and consist primarily of severance accruals, asset impairments and inventory write-downs related to the consolidation of CTS’ U.K. manufacturing facility into the Czech Republic facility, discontinued manufacturing at our Singapore facility and corporate office restructuring.

Operating earnings were $9,945,000 in the second quarter of 2014 compared to $2,443,000 in the comparable quarter of 2013 as a result of the items discussed above.

Other income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Interest expense	$(582)	$(1,058)
Interest income	688	446
Other (expense) income, net	(409)	398

Total other expense	$(303)	$(214)

Interest expense decreased in the second quarter of 2014 versus 2013 as a result of lower borrowings enabled by the proceeds from the EMS divestiture in the fourth quarter of 2013. Interest income increased primarily due to higher cash balances. Other expense in the second quarter of 2014 is primarily due to the unfavorable foreign exchange impact related to the depreciation of the Chinese Renminbi.

	Three Months Ended
	June 29, 2014	June 30, 2013
Effective tax rate	34.0%	560.0%

The effective income tax rate for the second quarter of 2014 was 34.0%. The 2014 effective rate reflects higher profits, primarily from a change in the mix of earnings by jurisdiction, and the effect of tax adjustments in the quarter which decreased the rate by 2.6%. The 2013 effective tax rate reflects $10,800,000 of tax expense related to a $30,000,000 cash repatriation from Singapore to the U.S. as a result of the Singapore restructuring and tax expense of $1,000,000 for the write-off of deferred tax assets in the U.K. related to the June 2013 Restructuring Plan.

Net earnings from continuing operations were $6,361,000 or $0.19 per diluted share in the second quarter of 2014 compared to a net loss from continuing operations of $10,253,000 or $0.31 per diluted share in the comparable quarter of 2013.

The loss from discontinued operations in the second quarter of 2013 represents the loss from the CTS EMS business which was divested in the fourth quarter of 2013.

Results of Operations: Six months ended June 29, 2014 versus six months ended June 30, 2013

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings (loss) for the six month periods ended June 29, 2014 and June 30, 2013:

(Amounts in thousands, except percentages and per share amounts):

	Six Months Ended
	June 29, 2014	June 30, 2013	Percent Change	Percent of Net Sales - 2014	Percent of Net Sales - 2013

Net sales	$203,686	$203,443	0.1	100.0	100.0
Cost of goods sold (1)	139,248	144,257	(3.5)	68.4	70.9

Gross margin	64,438	59,186	8.9	31.6	29.1

Operating expenses	43,648	54,062	(19.3)	21.4	26.6

Operating earnings	20,790	5,124	305.7	10.2	2.5

Other expense	(2,123)	(1,214)	74.9	(1.0)	(0.6)

Earnings from continuing operations before income taxes	18,667	3,910	377.4	9.2	1.9

Income tax expense	7,226	11,176	(35.3)	3.5	5.5

Earnings (loss) from continuing operations	11,441	(7,266)	N/M	5.6	(3.6)
Loss from discontinued operations, net of taxes	0	(501)	N/M	0.0	(0.2)

Net earnings (loss)	$11,441	$(7,767)	N/M	5.6	(3.8)

Diluted earnings per share:
Diluted earnings (loss) per share from continuing operations	$0.33	$(0.22)
Diluted loss per share from discontinued operations	0.00	(0.01)

Diluted net earnings (loss) per share	$0.33	$(0.23)

(1)	Cost of goods sold includes restructuring related costs of $910 in 2014 and $688 in 2013.

N/M = not meaningful

Sales of $203,686,000 in the first six months of 2014 increased $243,000 or 0.1% from the comparable period of 2013. Sales to automotive markets increased $6,300,000 related primarily to pedal modules and actuators. Other sales were $6,057,000 lower driven by lower shipments of electronic components, mainly frequency and HDD products.

Gross margin as a percent of sales was 31.6% in the first six months of 2014 versus 29.1% in the comparable period of 2013. The increase in gross margin resulted from productivity improvements, mix and favorable foreign exchange impact on operating results.

Operating expenses are summarized in the following table (in thousands):

	Six Months Ended
	June 29, 2014	June 30, 2013
Selling, general and administrative expenses	$29,454	$34,833
Research and development expenses	10,958	12,023
Restructuring and impairment charges	3,236	7,206

Total operating expenses	$43,648	$54,062

Selling, general and administrative expenses were 14.5% of sales in the first six months of 2014 versus 17.1% of sales in the comparable period of 2013. The decrease is attributable to cost containment efforts in 2014, costs for CTS’ CEO transition in 2013, a gain on sale of fixed assets in 2014 as part of CTS’ footprint rationalization plan and pension income in 2014 compared to pension expense in 2013.

Research and development expenses were 5.4% of sales in the first six months of 2014 compared to 5.9% of sales in the comparable period of 2013. The decrease was driven by higher non-recurring engineering funding from customers, timing of R&D projects and cost reductions related to restructuring actions. Research and development expenses are primarily focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring and impairment charges declined in the first six months of 2014 compared to the comparable period of 2013. Charges for the first six months of 2014 totaled $3,236,000 and consist primarily of severance costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities as well as severance and other restructuring costs related to the June 2013 Restructuring Plan. Charges for the first six months of 2013 totaled $7,206,000 and consist primarily of severance, asset impairments and inventory write-downs related to the June 2013 Restructuring Plan which consolidated our U.K. manufacturing facility into the Czech Republic facility, discontinued manufacturing at our Singapore facility and restructured the corporate office.

Operating earnings were $20,790,000 in the first six months of 2014 compared to $5,124,000 in the comparable period of 2013 as a result of the items discussed above.

Other income and expense items are summarized in the following table (in thousands):

	Six Months Ended
	June 29, 2014	June 30, 2013
Interest expense	$(1,195)	$(1,964)
Interest income	1,252	859
Other expense, net	(2,180)	(109)

Total other expense	$(2,123)	$(1,214)

Interest expense decreased in the first six months of 2014 versus 2013 as a result of lower borrowings enabled by the proceeds from the EMS divestiture in the fourth quarter of 2013. Interest income increased primarily due to higher cash balances. Other expense in the first half of 2014 is primarily due to the unfavorable foreign exchange impact related to the depreciation of the Chinese Renminbi.

	Six Months Ended
	June 29, 2014	June 30, 2013
Effective tax rate	38.7%	285.8%

The effective income tax rate for the first six months of 2014 was 38.7% compared with 285.8% for the first six months of 2013. The 2014 effective rate reflects higher profits, primarily from a change in the mix of earnings by jurisdiction, and the effect of tax adjustments for the first six months of 2014 which increased the rate by 2.7%. The 2013 effective tax rate reflects $10,800,000 of tax expense related to a $30,000,000 cash repatriation from Singapore to the U.S. as a result of the Singapore restructuring and tax expense of $1,000,000 for the write-off of deferred tax assets in the U.K. related to the June 2013 Restructuring Plan. A $1,632,000 discrete tax benefit is also included in 2013 associated with the retroactive application of the U.S. research tax credit signed into law during January 2013 and granting of the China high technology incentive tax credit in the first quarter of 2013.

Net earnings from continuing operations were $11,441,000 or $0.33 per diluted share in the first six months of 2014 compared to a net loss from continuing operations of $7,266,000 or $0.22 per diluted share in the comparable period of 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $127,230,000 at June 29, 2014 and $124,368,000 at December 31, 2013. The increase in cash and cash equivalents was driven by cash generated from operations which exceeded the cash used for investing and financing activities. Total debt on June 29, 2014 was $76,200,000 versus $75,000,000 as of December 31, 2013. Total debt as a percentage of total capitalization was 20.0% at the end of the second quarter of 2014 compared to 20.2% at December 31, 2013. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $9,125,000 from December 31, 2013 to June 29, 2014 primarily due to a $6,494,000 decrease in accrued liabilities, a $3,328,000 decrease in accounts payable, a $2,862,000 increase in cash and cash equivalents and a $1,820,000 increase in other current assets which were partially offset by a $3,792,000 decrease in inventory and a $1,587,000 decrease in accounts receivable.

Cash Flows from Operating Activities

Net cash provided by operating activities was $10,056,000 during the first six months of 2014. Components of net cash provided by operating activities included net earnings of $11,441,000, depreciation and amortization expense of $8,401,000 and net changes of other non-cash items such as the prepaid pension asset, gain on sale of fixed assets, equity-based compensation, restructuring and amortization of retirement benefits totaling $1,258,000 which were offset by net changes in current assets and current liabilities of ($11,044,000). The net changes in assets and liabilities were primarily due to a decrease in accrued liabilities, driven primarily by the bonus payments, equity-based compensation vesting, restructuring payments and timing of payroll-related accruals.

Cash Flows from Investing Activities

Net cash used in investing activities for the first six months of 2014 was $4,081,000 which consisted of $5,991,000 of capital expenditures which were partially offset by $1,910,000 in proceeds from the sale of fixed assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the first six months of 2014 was $3,675,000, consisting primarily of $3,732,000 for the purchase of treasury shares and $2,693,000 of dividend payments which were partially offset by $1,328,000 for the exercise of stock options and a $1,200,000 increase in net borrowings.

Capital Resources

CTS has an unsecured revolving credit facility which has an extended term through January 10, 2017.

Long-term debt was comprised of the following:

($ in thousands)	June 29, 2014	December 31, 2013
Revolving credit facility due in 2017	$76,200	$75,000
Weighted average interest rate	1.5%	1.9%
Amount available	$121,239	$122,400
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,561	$2,600
Commitment fee percentage per annum	0.25	0.30

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at June 29, 2014.

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

During the first half of 2014, we repurchased 211,270 shares of CTS common stock at a total cost of $3,732,065 or an average price of $17.66 per share.

As of June 29, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $126,357,634. If these funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not require us to repatriate them to fund our U.S. operations, which we believe have sufficient liquidity. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our credit agreements. We believe that cash flows from operating activities and available borrowings under our current credit agreements will be adequate to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months. However, we may choose to pursue additional equity and debt financing to provide additional liquidity or to fund acquisitions.

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of CTS under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we used are reasonable, based upon the information available.

Our estimates and assumptions affect the reported amounts in our financial statements. The following accounting policies comprise those that we believe are the most critical in understanding and evaluating CTS’ reported financial results.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last two and a half years, accounts receivable reserves varied from 0.2% to 1.4% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.

Over the last two and a half years, our reserves for excess and obsolete inventories have ranged from 8.1% to 15.6% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

Under the “Income Approach – Discounted Cash Flow Method”, the key assumptions consider sales, cost of sales and operating expenses projected through the year 2018. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues and operating expenses, and margin assumptions. The fourth key assumption under this approach is the discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change which could result in impairment.

Under the “Market Approach – Guideline Company Method”, we identified eight publicly traded companies, including CTS, which we believe have significant relevant similarities. For these eight companies, we calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the Income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates were the key assumptions utilized. The market prices of CTS and other guideline company shares are key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

The results of these two methods are weighted based upon management’s determination with more weight attached to the Income approach because it considers anticipated future financial performance. The Market approaches are based upon historical and current economic conditions which might not reflect the long term prospects or opportunities for CTS’ business being evaluated.

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

Net intangible assets, long-lived assets and goodwill amounted to $70,750,000 as of June 29, 2014.

Valuation of Long-Lived and Other Intangible Assets

We evaluate the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered that may trigger an impairment review consist of:

•	Significant underperformance relative to expected historical or projected future operating results,

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•	Significant negative industry or economic trends,

•	Significant decline in CTS’ stock price for a sustained period, and

•	Significant decline in market capitalization relative to net book value.

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

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Customer A	10.5%	7.6%	10.2%	7.7%

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

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 29, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota. In January 2010, Toyota initiated a recall of a substantial number of vehicles in North America containing pedals manufactured by CTS. The recall expanded to include vehicles in Europe and Asia. The pedal recall and associated events have led to us being named as a co-defendant with Toyota in certain litigation.

In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, certain third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles. If it is determined that CTS acted negligently in selecting materials or processes where we had sole control over the selection process, in failing to meet Toyota’s specifications, or in making unapproved changes in component design or materials, and such negligence caused or contributed to a claim, we will be responsible for any judgment that may be rendered against us individually, or any portion of a judgment that may be allocated to us, but limited only to the extent of insurance collected from our insurers. Toyota would remain responsible to defend CTS in these actions and would remain responsible for any balance of the remaining liability over amounts recovered by insurance. The agreement also does not cover costs or liabilities in connection with government investigations, government hearings, or government recalls. CTS cannot assure that Toyota will not seek to recover a portion of its recall-related costs from CTS, or that the insurance CTS carries will be sufficient to cover such costs.

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

Item 1A.	Risk Factors

There have been no significant changes to our risk factors since December 31, 2013.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending June 29, 2014:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
March 31, 2014 – April 27, 2014	—	$0.00	—	1,021,517
April 28, 2014 – May 25, 2014	75,000	$17.45	75,000	946,517
May 26, 2014 – June 29, 2014	108,672	$17.74	108,672	837,845

Total	183,672		183,672

(1)	In August 2012, CTS’ Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.
(2)	In June 2013, CTS’ Board of Directors authorized another program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.

Item 6.	Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Robert J. Patton	/s/ Ashish Agrawal
Robert J. Patton Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: July 29, 2014	Dated: July 29, 2014