Form 10-Q
period 2014-09-28
CTS CORP
filed 2014-10-28
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2014: 33,474,035.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$99,957	$103,632	$303,643	$307,075
Costs and expenses:
Cost of goods sold	67,458	71,631	206,706	215,888
Selling, general and administrative expenses	13,899	17,829	43,353	52,662
Research and development expenses	5,807	5,718	16,765	17,741
Restructuring and impairment charges	1,570	901	4,806	8,107

Operating earnings	11,223	7,553	32,013	12,677
Other (expense)/income:
Interest expense	(568)	(818)	(1,763)	(2,782)
Interest income	707	441	1,959	1,300
Other	562	490	(1,618)	381

Total other income (expense)	701	113	(1,422)	(1,101)

Earnings from continuing operations before taxes	11,924	7,666	30,591	11,576
Income tax expense	3,807	2,551	11,033	13,727

Earnings (loss) from continuing operations	8,117	5,115	19,558	(2,151)

Discontinued operations Earnings from discontinued operations, net of tax	—	1,704	—	1,203

Net earnings (loss)	$8,117	$6,819	$19,558	$(948)

Net earnings (loss) per share:
Basic:
Continuing operations	0.24	0.16	0.58	(0.06)
Discontinued operations	—	0.04	—	0.03

Net earnings (loss) per share	$0.24	$0.20	$0.58	$(0.03)

Diluted:
Continuing operations	0.24	0.16	0.57	(0.06)
Discontinued operations	—	0.05	—	0.03

Diluted net earnings (loss) per share	$0.24	$0.21	$0.57	$(0.03)

Basic weighted-average common shares outstanding	33,599	33,696	33,683	33,603
Effect of dilutive securities	508	635	515	—

Diluted weighted-average common shares outstanding	34,107	34,331	34,198	33,603

Cash dividends declared per share	$0.040	$0.035	$0.120	$0.105

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - UNAUDITED

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net earnings (loss)	$8,117	$6,819	$19,558	$(948)

Other comprehensive earnings (loss):
Changes in fair market value of hedges, net of tax	153	(210)	26	373
Changes in unrealized pension cost, net of tax	1,036	1,172	2,857	4,046
Cumulative translation adjustment, net of tax	(981)	1,344	(160)	(166)

Other comprehensive earnings	$208	$2,306	$2,723	$4,253

Comprehensive earnings	$8,325	$9,125	$22,281	$3,305

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited) September 28, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$130,884	$124,368
Accounts receivable, net	63,093	62,667
Inventories, net	29,908	32,226
Other current assets	20,569	17,008

Total current assets	244,454	236,269

Property, plant and equipment, net	74,157	74,869
Other Assets
Prepaid pension asset	66,112	56,396
Goodwill	32,047	32,047
Indefinite-lived intangible asset	690	690
Other intangible assets, net	36,967	40,092
Deferred income taxes	32,963	38,620
Other	1,372	1,282

Total other assets	170,151	169,127

Total Assets	$488,762	$480,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$45,405	$47,052
Accrued payroll and benefits	11,485	20,822
Accrued liabilities	27,405	27,246

Total current liabilities	84,295	95,120
Long-term debt	80,300	75,000
Post retirement obligations	7,193	7,935
Other long-term obligations	5,455	5,481
Shareholders’ Equity
Preferred stock	—	—
Common stock	299,762	297,164
Additional contributed capital	38,666	39,631
Retained earnings	374,515	358,997
Accumulated other comprehensive loss	(79,174)	(81,897)

Total shareholders’ equity before treasury stock	633,769	613,895
Treasury stock	(322,250)	(317,166)

Total shareholders’ equity	311,519	296,729

Total Liabilities and Shareholders’ Equity	$488,762	$480,265

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands of dollars)

	Nine Months Ended
	September 28, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$19,558	$(948)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,722	16,677
Prepaid pension asset	(6,687)	(2,422)
Gain on sale of fixed assets	(1,915)	(546)
Equity-based compensation	1,839	3,141
Restructuring charges	4,728	5,651
Restructuring impairment charges	78	3,104
Amortization of retirement benefit adjustments	4,296	6,494
Changes in assets and liabilities, net of acquisition
Accounts receivable	(1,115)	(7,639)
Inventories	1,889	(2,977)
Other current assets	(3,703)	(409)
Accounts payable	(1,175)	3,582
Accrued liabilities	(17,204)	(3,284)
Income tax payable	1,599	(265)
Other	433	5,336

Total adjustments	(4,215)	26,443

Net cash provided by operating activities	15,343	25,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	1,851	593
Capital expenditures	(9,006)	(10,908)

Net cash used in investing activities	(7,155)	(10,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(757,700)	(3,527,200)
Proceeds from borrowings of long-term debt	763,000	3,502,300
Payments of short-term notes payable	(778)	(1,646)
Proceeds from borrowings of short-term notes payable	778	1,646
Purchase of treasury stock	(5,084)	(2,224)
Dividends paid	(4,038)	(3,524)
Exercise of stock options	1,328	2,235
Other	235	16

Net cash used in financing activities	(2,259)	(28,397)

Effect of exchange rate on cash and cash equivalents	587	376

Net increase (decrease) in cash and cash equivalents	6,516	(12,841)

Cash and cash equivalents at beginning of year	124,368	109,571

Cash and cash equivalents at end of period	$130,884	$96,730

Supplemental cash flow information:
Cash paid for Interest	$1,434	$2,506
Cash paid for Income taxes, net	$6,141	$4,756

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 28, 2014

NOTE 1 – Basis of Presentation

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

On October 2, 2013, CTS sold its electronics manufacturing solutions (“EMS”) business to Benchmark Electronics, Inc. (“Benchmark”) for approximately $75 million in cash. The sale of EMS, along with the announcement of the June 2013 Restructuring Plan, has allowed CTS to sharpen its focus on its Components and Sensors business. Due to the sale, the 2013 amounts in the Statement of Earnings (Loss) related to EMS have been reported separately as discontinued operations. Refer to NOTE 15, “Discontinued Operations.” CTS now has one single business segment. Prior to October 2, 2013, the date of the close of the sale of the EMS segment, CTS had two reportable segments: 1) Components and Sensors and 2) EMS. The prior year’s segment reporting has been updated to conform to the current period’s presentation of one single business segment.

Reclassifications

Certain reclassifications for discontinued operations have been made for the prior periods presented in the Unaudited Condensed Consolidated Financial Statements to conform to the current period’s presentation.

NOTE 2 – Accounts Receivable

The components of accounts receivable are as follows:

	As of
($ in thousands)	September 28, 2014	December 31, 2013
Accounts receivable, gross	$63,198	$62,806
Less: Allowance for doubtful accounts	(105)	(139)

Accounts receivable, net	$63,093	$62,667

NOTE 3 – Inventories

Inventories consist of the following:

	As of
($ in thousands)	September 28, 2014	December 31, 2013
Finished goods	$12,119	$10,310
Work-in-process	7,778	7,492
Raw materials	17,705	19,021
Less: Inventory reserves	(7,694)	(4,597))

Inventories, net	$29,908	$32,226

NOTE 4 – Retirement Plans

Net pension (income) expense for our domestic and foreign plans was as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net pension (income) expense	$(637)	$533	$(1,717)	$1,623

Net pension expense breakdown for our domestic and foreign plans include the following components:

Three months:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
($ in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$48	$648	$21	$28
Interest cost	3,052	2,711	156	134

Expected return on plan assets (1)	(5,209)	(5,042)	(172)	(103)
Amortization of prior service cost	—	138	—	—
Amortization of loss	1,408	1,921	59	98

(Income) expense, net	$(701)	$376	$64	$157

Nine months:

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
($ in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$144	$1,945	$63	$84
Interest cost	9,163	8,134	461	398
Expected return on plan assets (1)	(15,625)	(15,127)	(509)	(305)
Amortization of prior service cost	—	436	—	—
Amortization of loss	4,237	5,763	177	295
Other cost due to retirement	172	—	—	—

(Income) expense, net	$(1,909)	$1,151	$192	$472

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Net postretirement expense for our postretirement plan includes the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Other postretirement benefit plan
Service cost	$1	$2	$3	$6
Interest cost	57	56	172	167
Amortization of gain	(39)	—	(118)	—

Postretirement expense	$19	$58	$57	$173

NOTE 5 – Other Intangible Assets

Intangible assets consist of the following as of:

	As of
	September 28, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(23,492)	$28,312
Patents	10,319	(10,319)	—
Other intangibles	12,270	(3,615)	8,655

Other intangible assets, net	$74,393	$(37,426)	$36,967

Amortization expense for the nine months ended September 28, 2014		$3,125

	As of
	December 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(21,490)	$30,314
Patents	10,319	(10,319)	—
Other intangibles	12,270	(2,492)	9,778

Other intangible assets, net	$74,393	$(34,301)	$40,092

Amortization expense for the nine months ended September 29, 2013		$3,623

Amortization expense remaining for other intangible assets is as follows:

($ in thousands)	Amortization expense
2014	$1,067
2015	3,947
2016	3,647
2017	3,569
2018	3,484
Thereafter	21,253

Total amortization expense	$36,967

NOTE 6 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings (Loss) as follows: Restructuring related charges are recorded as a component of Cost of Goods Sold. Restructuring and impairment charges are reported on a separate line and included in Operating Earnings. Total restructuring, impairment and restructuring related charges were $2,064,000 for the three month period and $6,210,000 for the nine month period ended September 28, 2014.

Restructuring related charges were $494,000 for the three month period and $1,404,000 for the nine month period ended September 28, 2014. Restructuring and impairment charges were $1,570,000 for the three month period and $4,806,000 for the nine month period ended September 28, 2014.

During April of 2014, CTS announced plans to restructure its operations and consolidate its Canadian operations into other existing CTS facilities as part of CTS’ overall plan to simplify its business model and rationalize its global footprint.

These restructuring actions will result in the elimination of approximately 120 positions. These actions are expected to be completed in 2015. The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through September 28, 2014:

April 2014 Plan

($ in thousands)	Planned Costs	Actual costs incurred through September 28, 2014
Inventory write-down	$250	$—
Equipment relocation	500	—
Other charges	350	—

Restructuring related charges, included in cost of goods sold	$1,100	$—

Workforce reduction	$4,100	$2,980
Asset impairment charge	—	—
Other charges, including pension termination costs	500	—

Restructuring and impairment charges	$4,600	$2,980

Total restructuring, impairment and restructuring related charges	$5,700	$2,980

Under the April 2014 Plan, restructuring and impairment charges were $575,000 in the three month period and $2,980,000 in the nine month period ended September 28, 2014.

During June of 2013, CTS announced a restructuring plan to simplify CTS’ global footprint by consolidating manufacturing facilities into existing locations. This plan includes the consolidation of operations from the U.K. manufacturing facility into the Czech Republic facility, the Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility and to discontinue manufacturing at its Singapore facility. Certain Corporate functions were consolidated or eliminated as a result of the above June 2013 plan and also as a result of the sale of CTS’ EMS business.

These restructuring actions will result in the elimination of approximately 350 positions. These actions are expected to be completed in 2014. The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 28, 2014:

June 2013 Plan

($ in thousands)	Planned Costs	Actual costs incurred through September 28, 2014
Inventory write-down	$800	$1,143
Equipment relocation	900	1,288
Other charges	100	549

Restructuring-related charges, included in cost of goods sold	$1,800	$2,980

Workforce reduction	$8,300	$8,189
Asset impairment charge	3,000	4,464
Other charges, including pension termination costs	5,500	515

Restructuring and impairment charges	$16,800	$13,168

Total restructuring and restructuring-related charges	$18,600	$16,148

Under the June 2013 Plan, total restructuring, impairment and restructuring related charges incurred were $1,489,000 for the three month period and $3,230,000 for the nine month period ended September 28, 2014. For the three month period ended September 28, 2014, the restructuring related charges were $494,000 and the restructuring and impairment charges were $995,000. For the nine month period ended September 28, 2014, the restructuring related charges were $1,404,000 and the restructuring and impairment charges were $1,827,000.

The following table displays the restructuring reserve activity for the period ended September 28, 2014:

June 2013 Plan and April 2014 Plan

($ in thousands)
Restructuring liability at January 1, 2014	$3,100
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	5,571
Cost paid	(5,622)

Restructuring liability at September 28, 2014	$3,049

During December of 2012, CTS realigned its operations to suit the business needs of the Company. These realignment actions resulted in the elimination of approximately 190 positions. These actions were completed as of March 31, 2013. Approximately $200,000 of the remaining restructuring and restructuring-related charges were incurred in the first quarter of 2013.

The following table displays the restructuring reserve activity related to the December 2012 Plan:

December 2012 Plan

($ in thousands)
Restructuring liability at January 1, 2013	$1,600
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	800
Cost paid	(2,400)

Restructuring liability at December 31, 2013	$0

NOTE 7 – Accrued liabilities

The components of Accrued liabilities are as follows:

	As of
($ in thousands)	September 28, 2014	December 31, 2013
Accrued product related costs	$5,967	$5,429
Accrued income taxes	4,333	2,666
Accrued property and other taxes	1,633	1,718
Dividends payable	1,342	1,342
Other accrued liabilities	14,130	16,091

Total accrued liabilities	$27,405	$27,246

NOTE 8 – Contingencies

Certain processes in the manufacture of CTS’ current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a potentially responsible party regarding hazardous waste remediation at several non-CTS sites, including Superfund sites in Asheville, NC and San Francisco, CA. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. In the opinion of management, based upon presently available information relating to all such matters, adequate provision for probable costs has been made.

CTS manufactures accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”). In January 2010, Toyota initiated a recall of a substantial number of vehicles in North America containing pedals manufactured by CTS. The recall expanded to include vehicles in Europe and Asia. The pedal recall and associated events have led to the Company being named as a co-defendant with Toyota in certain litigation in the United States and Canada. CTS is not aware of any legal actions filed in Asia or Europe against CTS at this time. In February 2010, CTS entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold the Company harmless from, and the parties will cooperate in the defense of, third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles. The limited exceptions to indemnification restrict CTS’ share of any liability to amounts collectable from its insurers. CTS cannot assure that Toyota will not seek to recover a portion of its recall-related costs from CTS, or that the insurance CTS carries will be sufficient to cover such costs.

NOTE 9 – Debt

Long-term debt was comprised of the following:

	As of
($ in thousands)	September 28, 2014	December 31, 2013
Revolving credit facility due in 2017	$80,300	$75,000
Weighted average interest rate	1.5%	1.9%
Amount available	$117,235	$122,400
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,465	$2,600
Commitment fee percentage per annum	0.25	0.30

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at September 28, 2014.

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

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other Comprehensive Income. Interest rate swaps activity recorded in Other Comprehensive Income before tax includes the following:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Unrealized gain (loss)	$124	$(428)	$(288)	$373
Realized loss reclassified to interest expense	$123	$81	$363	$236

Interest rate swaps included on the balance sheets are comprised of the following:

	As of
($ in thousands)	September 28, 2014	December 31, 2013
Accrued liabilities	$583	$392
Other long-term obligations	$340	$604

NOTE 10 – Other Comprehensive Income

Shareholders’ equity includes certain items classified as Accumulated Other Comprehensive Income (“AOCI”), including:

•	Unrealized gains (losses) on hedges relate to interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. These hedges are designated as cash flow hedges, and CTS has deferred income statement recognition of gains and losses until the hedged transaction occurs. Amounts reclassified to income from AOCI for hedges are included in interest expense. Further information related to CTS’ interest rate swaps is included in NOTE 13 – Fair Value Measurement.

•	Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to income from AOCI are included in net periodic pension expense. Further information related to CTS’ pension obligations is included in NOTE 4 – Retirement Plans.

•	Cumulative translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. CTS is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income. Transfer of foreign currency translation gains and (losses) from AOCI to income are included in Total other income (expense).

The components of other comprehensive loss for the three months ended September 28, 2014 are as follows (in thousands):

	As of June 29, 2014	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income	Three months ended September 28, 2014	As of September 28, 2014
Changes in fair market value of hedges:
Gross	$(1,170)	$124	$123	$247	$(923)
Income tax (benefit)	(447)	47	47	94	(353)

Net	(723)	77	76	153	(570)

Changes in unrealized pension cost:
Gross	(135,180)	1,575	—	1,575	(133,605)
Income tax (benefit)	(53,896)	539	—	539	(53,357)

Net	(81,284)	1,036	—	1,036	(80,248)

Cumulative translation adjustment:
Gross	1,470	(590)	—	(590)	880
Income tax (benefit)	(1,155)	391	—	391	(764)

Net	2,625	(981)	—	(981)	1,644

Total accumulated other comprehensive (loss) income	$(79,382)	$132	$76	$208	$(79,174)

The components of other comprehensive loss for the three months ended September 29, 2013 are as follows (in thousands):

	As of June 30, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income	Three months ended September 29, 2013	As of September 29, 2013
Changes in fair market value of hedges:
Gross	$(650)	$(428)	$81	$(347)	$(997)
Income tax (benefit)	(253)	(168)	31	(137)	(390)

Net	(397)	(260)	50	(210)	(607)

Changes in unrealized pension cost:
Gross	(194,629)	—	1,943	1,943	(192,686)
Income tax (benefit)	(76,660)	—	771	771	(75,889)

Net	(117,969)	—	1,172	1,172	(116,797)

Cumulative translation adjustment:
Gross	(473)	914	—	914	441
Income tax (benefit)	(182)	(430)	—	(430)	(612)

Net	(291)	1,344	—	1,344	1,053

Total accumulated other comprehensive (loss) income	$(118,657)	$1,084	$1,222	$2,306	$(116,351)

The components of other comprehensive loss for the nine months ended September 28, 2014 are as follows (in thousands):

	As of December 31, 2013	Gain (Loss) Recognized in OCI	Gain (Loss) reclassified from AOCI to income	Nine months ended September 29, 2014	As of September 28, 2014
Changes in fair market value of hedges :
Gross	$(998)	$(288)	$363	$75	$(923)

Income tax (benefit)	(402)	(90)	139	49	(353)

Net	(596)	(198)	224	26	(570)

Changes in unrealized pension cost:

Gross	(138,133)	4,356 (1)	172	4,528	(133,605)

Income tax (benefit)	(55,028)	1,605	66	1,671	(53,357)

Net	(83,105)	2,751	106	2,857	(80,248)

Cumulative translation adjustment:
Gross	949	(69)	—	(69)	880
Income tax (benefit)	(855)	91	—	91	(764)

Net	1,804	(160)	—	(160)	1,644

Total accumulated other comprehensive (loss) income	$(81,897)	$2,393	$330	$2,723	$(79,174)

The components of other comprehensive loss for the nine months ended September 29, 2013 are as follows (in thousands):

	As of December 31, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income	Nine months ended September 29, 2013	As of September 29, 2013
Changes in fair market value of hedges :
Gross	$(1,606)	$373	$236	$609	$(997)
Income tax (benefit)	(626)	144	92	236	(390)

Net	(980)	229	144	373	(607)

Changes in unrealized pension cost:
Gross	(199,241)	—	6,555	6,555	(192,686)
Income tax (benefit)	(78,398)	—	2,509	2,509	(75,889)

Net	(120,843)	—	4,046	4,046	(116,797)

Cumulative translation adjustment:
Gross	575	(134)	—	(134)	441
Income tax (benefit)	(644)	32	—	32	(612)

Net	1,219	(166)	—	(166)	1,053

Total accumulated other comprehensive (loss) income	$(120,604)	$63	$4,190	$4,253	$(116,351)

(1)	The actuarial loss reclassified to income for 2014 was recognized in Cost of goods sold of $1,557, Selling, general and administrative expenses of $2,129, and Research and development expenses of $670, in CTS’ Consolidated Statements of Comprehensive Earnings.

NOTE 11 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 28, 2014		December 31, 2013
Preferred Stock
Par value per share	$	No par value	$	No par value
Shares authorized		25,000,000		25,000,000
Shares outstanding		—		—
Common Stock
Par value per share	$	No par value	$	No par value
Shares authorized		75,000,000		75,000,000
Shares issued		56,082,249		55,808,008
Shares outstanding		33,544,723		33,558,864
Treasury stock
Shares held		22,537,526		22,249,144

During the nine month period ended September 28, 2014, CTS purchased 288,382 shares of common stock for $5,084,000 under a board-authorized share repurchase plan. For the nine month period ended September 29, 2013, CTS purchased 199,969 shares of common stock for $2,224,000.

A roll forward of common shares outstanding is as follows:

	Nine Months Ended
	September 28, 2014	September 29, 2013
Balance at the beginning of the year	33,558,864	33,433,128
Repurchases	(288,382)	(199,969)
Stock option issuances	101,350	226,449
Restricted share issuances	172,891	203,704
Restricted share forfeitures	—	—
Shares withheld for tax obligations	—	—

Balance at the end of the period	33,544,723	33,663,312

The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation because they are either anti-dilutive, or the exercise price exceeds the average market price.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29 , 2013
Potentially dilutive securities	—	25	—	634

NOTE 12 – Equity-Based compensation

At September 28, 2014, CTS had five equity-based compensation plans: the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”). Future grants can only be made under the 2014 Plan.

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

The following table summarizes the compensation expense included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Earnings related to equity-based compensation plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service-Based RSUs	397	444	1,080	1,961
Performance-Based RSUs	146	117	419	690
Market-Based RSUs	117	99	340	490

Total	$660	$660	$1,839	$3,141

Income tax benefit	$252	$252	$703	$1,200

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted average period in which the expense is to be recognized:

($ in thousands)	Unrecognized compensation expense at September 28, 2014	Weighted average period
Service-Based RSUs	1,439	1.2 years
Performance-Based RSUs	1,064	1.4 years
Market-Based RSUs	775	1.3 years

Total	$3,278

CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 28, 2014:

	2014 Plan	2009 Plan	2004 Plan	2001 Plan
Awards originally available	1,500,000	3,400,000	6,500,000	2,000,000
Stock options outstanding	—	—	5,200	—
Restricted stock units outstanding	6,500	425,156	101,223	—
Options exercisable	—	—	5,200	—
Awards available for grant	1,493,500	1,593,853	106,423	—

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

A summary of the status of stock options as of September 28, 2014 and the nine month period then ended is presented below:

	Nine Months Ended
	September 28, 2014
	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	123,000	$12.78
Exercised	(115,100)	$12.84
Expired	(2,700)	$11.04
Forfeited	—	$—

Outstanding at end of period	5,200	$12.35

Exercisable at end of period	5,200	$12.35

Nine Months Ended
September 28, 2014
Intrinsic values of share options exercised	$831,000

Weighted average remaining contractual life	1.2 years

Aggregate intrinsic values of options outstanding and options exercisable	$22,000

There are no unvested stock options at September 28, 2014.

Service-Based Restricted Stock Units

Service-based RSUs entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. A summary of the status of RSUs is presented below:

	Nine Months Ended
	September 28, 2014
	RSUs	Weighted- average Grant-Date Fair Value
Outstanding at beginning of year	630,288	$10.36
Granted	90,115	$19.05
Converted	(128,108)	$10.74
Forfeited	(59,416)	$11.99

Outstanding at end of period	532,879	$11.55

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

Performance-Based RSUs include the following components:

Grant Date	Target Units	Vesting Year	Vesting Dependency	Units Awarded
February 8, 2012	45,850	2014	Sales growth	—
February 8, 2012	39,300	2014	Cash flow	69,600
February 11, 2013	77,700	2016	Sales growth	—
February 11, 2013	66,600	2016	Cash flow	—
February 14, 2014	25,085	2017	Sales growth	—
February 14, 2014	21,500	2017	Cash flow	—

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

NOTE 13 – Fair Value Measurement

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of September 28, 2014 and the loss recorded during the nine months ended September 28, 2014 on those assets:

($ in thousands)	Carrying Value at September 28, 2014	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Nine Months Ended September 28, 2014
Long-lived assets	—	—	—	—	79

During the second quarter of 2013, CTS initiated the June 2013 restructuring plan which impacted certain locations. This was considered a triggering event and the company performed an impairment analysis for the impacted intangibles and long-lived assets. The resulting intangible impairment loss related to customer based intangibles. The fair value of these assets were measured and recorded using an income approach. Projected future cash flows related to these assets were used under this approach to determine their fair values. CTS recorded an impairment charge of approximately $3,104,000 for the nine months ended September 29, 2013. The impairment charge was recorded under “Restructuring and Impairment Charge” on CTS’ Condensed Consolidated Statements of Earnings.

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of September 28, 2014 and the loss recorded during the nine months ended September 28, 2014:

($ in thousands)	Carrying Value at September 28, 2014	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Nine Months Ended September 28, 2014
Interest rate swap – cash flow hedge	$923	$—	$923	$—	$363

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2013 and the loss recorded during the year ended December 31, 2013:

($ in thousands)	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Year Ended December 31, 2013
Interest rate swap – cash flow hedge	$998	$—	$998	$—	$322

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy.

The table below provides a reconciliation of the recurring financial liability related to interest rate swaps:

($ in thousands)	Interest Rate Swaps
Balance at January 1, 2013	$(1,609)
Total gains/(losses) for the period:
Included in earnings	322
Included in other comprehensive income	289

Balance at January 1, 2014	$(998)
Total gains/(losses) for the period:
Included in earnings	363
Included in other comprehensive income	(288)

Balance at September 28, 2014	$(923)

CTS’ long-term debt consists of a revolving debt facility. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information and approximates carrying value.

NOTE 14 – Income Taxes

CTS has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. CTS earns a significant amount of its operating income outside of the U.S., which is considered to be permanently reinvested in foreign jurisdictions.

As of September 28, 2014, CTS’ intent is to permanently reinvest funds outside the U.S. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits. CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Effective tax rate	31.9%	33.3%	36.1%	118.6%

The 2014 effective tax rate reflects higher profits, primarily from a change in the mix of earnings by jurisdiction, and the effect of tax adjustments decreased the rate by 3.3% in the third quarter of 2014. Tax adjustments recorded in the nine month period ended September 28, 2014 increased the rate by 0.4%. Tax expense during the nine months ended September 29, 2013 includes a discrete period tax expense of $10,800,000 related to cash repatriation that was recorded in the second quarter of 2013.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the nine months ended September 28, 2014 and September 29, 2013, CTS did not accrue any interest or penalties into income tax expense.

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

NOTE 15 – Discontinued Operations

On October 2, 2013, the company completed the sale of its Electronics Manufacturing Services (“EMS”) Business to Benchmark Electronics, Inc. (“Benchmark”) for approximately $75,000,000 in cash. Included were five manufacturing facilities located in Moorpark, CA, Londonderry, NH, Bangkok, Thailand, Matamoros, Mexico and San Jose, CA and approximately 1,000 employees.

The Condensed Statement of Earnings of the EMS discontinued operations is as follows:

	Three Months Ended	Nine Months Ended
($ in thousands)	September 29, 2013	September 29, 2013
Net sales	$55,931	$153,561
Cost of goods sold	50,402	140,550
Selling, general and administrative expenses	2,938	10,260
Restructuring and impairment charge	52	648

Operating income	2,539	2,103

Other income, net	187	254

Earnings before income taxes	2,726	2,357
Income tax expense	1,022	1,154

Net earnings from discontinued operations	$1,704	$1,203

NOTE 16 – Recent Accounting Pronouncements

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

Results of Operations: Third Quarter 2014 and Third Quarter 2013

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings (loss) for the quarters ended September 28, 2014 and September 29, 2013:

(Amounts in thousands, except percentages and per share amounts):

	Three Months Ended
	September 28, 2014	September 29, 2013	Percent Change	Percent of Net Sales - 2014	Percent of Net Sales - 2013
Net sales	$99,957	$103,632	(3.6)	100.0	100.0
Cost of goods sold (1)	67,458	71,631	(5.8)	67.5	69.1

Gross margin	32,499	32,001	1.6	32.5	30.9

Selling, general and administrative expenses	13,899	17,829	(22.0)	13.9	17.2
Research and development expenses	5,807	5,718	1.6	5.8	5.5
Restructuring and impairment charges	1,570	901	74.3	1.6	0.9
Total operating expenses	21,276	24,448	(13.0)	21.3	23.6

Operating earnings	11,223	7,553	48.6	11.2	7.3

Other income	701	113	520.4	0.7	0.1

Earnings from continuing operations before income taxes	11,924	7,666	55.5	11.9	7.4

Income tax expense	3,807	2,551	49.2	3.8	2.5

Earnings from continuing operations	8,117	5,115	58.7	8.1	4.9
Earnings from discontinued operations, net of taxes	—	1,704	N/M	—	1.6

Net earnings	$8,117	$6,819	19.0	8.1	6.6

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.24	$0.16
Diluted earnings per share from discontinued operations	0.00	0.05

Diluted net earnings per share	$0.24	$0.21

(1)	Cost of goods sold includes restructuring related charges of $494 in 2014 and $27 in 2013.

N/M = not meaningful

Sales of $99,957,000 in the third quarter of 2014 decreased $3,675,000 or 3.6% from the third quarter of 2013. Sales to automotive markets decreased $2,092,000 related primarily to sensors. Third quarter of 2013 sales included a special order of $3,925,000 to an automotive customer. Excluding this special order, sales to automotive markets in 2014 increased $1,833,000 or 2.9% from the third quarter of 2013. Other sales were $1,583,000 lower in the third quarter 2014 driven by lower shipments of electronic components, mainly frequency and filter products, which were partially offset by higher shipments of piezo products.

Gross margin as a percent of sales was 32.5% in the third quarter of 2014 compared to 30.9% in the third quarter of 2013. The increase in gross margin resulted from productivity improvements and product mix.

Selling, general and administrative expenses were 13.9% of sales in the third quarter of 2014 versus 17.2% of sales in the comparable quarter of 2013. The decrease is attributable to cost containment efforts in 2014, costs for CTS’ CEO transition in 2013 and pension income in 2014 compared to pension expense in 2013. These reductions were partially offset by investments in selling and marketing to drive growth initiatives.

Research and development expenses were 5.8% of sales in the third quarter of 2014 compared to 5.5% of sales in the comparable quarter of 2013. The increase was driven by timing of projects and an effort to increase investments in research and development to drive growth initiatives. Research and development expenses are primarily focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring and impairment charges in the third quarter totaled $1,570,000 and consist primarily of accruals for severance costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities, severance costs in China and at CTS’ corporate office as well as a lease impairment charge in the U.K. The third quarter 2013 charges totaled $901,000 and consist primarily of severance accruals related to the consolidation of CTS’ U.K. manufacturing facility into the Czech Republic facility, consolidation of CTS’ Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility and corporate office restructuring.

Operating earnings were $11,223,000 in the third quarter of 2014 compared to $7,553,000 in the comparable quarter of 2013 as a result of the items discussed above.

Other income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Interest expense	$(568)	$(818)
Interest income	707	441
Other income, net	562	490

Total other income	$701	$113

Interest expense decreased in the third quarter of 2014 versus 2013 as a result of lower borrowings enabled by the proceeds from the EMS divestiture in the fourth quarter of 2013. Interest income increased primarily due to higher cash balances. Other income in the third quarter of 2014 includes the collection of bad debts and favorable foreign exchange impact related to the appreciation of the Chinese Renminbi which was partially offset by unfavorable foreign exchange impact related to the depreciation of the Euro.

	Three Months Ended
	September 28, 2014	September 29, 2013
Effective tax rate	31.9%	33.3%

The effective income tax rate for the third quarter of 2014 was 31.9%. Tax adjustments during the third quarter of 2014 decreased the rate by 3.3%. The 2014 effective rate reflects a change in the mix of earnings by jurisdiction.

Net earnings from continuing operations were $8,117,000 or $0.24 per diluted share in the third quarter of 2014 compared to net earnings from continuing operations of $5,115,000 or $0.16 per diluted share in the comparable quarter of 2013.

The earnings from discontinued operations in the third quarter of 2013 represent the earnings from the CTS EMS business which was divested in the fourth quarter of 2013.

Results of Operations: Nine months ended September 28, 2014 versus nine months ended September 29, 2013

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings (loss) for the nine month periods ended September 28, 2014 and September 29, 2013:

(Amounts in thousands, except percentages and per share amounts):

	Nine Months Ended
	September 28, 2014	September 29, 2013	Percent Change	Percent of Net Sales - 2014	Percent of Net Sales - 2013
Net sales	$303,643	$307,075	(1.1)	100.0	100.0
Cost of goods sold (1)	206,706	215,888	(4.3)	68.1	70.3

Gross margin	96,937	91,187	6.3	31.9	29.7

Selling and general and administrative expenses	43,353	52,662	(17.7)	14.3	17.2
Research and development expenses	16,765	17,741	(5.5)	5.5	5.8
Restructuring and impairment charges	4,806	8,107	(40.7)	1.6	2.6
Operating expenses	64,924	78,510	(17.3)	21.4	25.6

Operating earnings	32,013	12,677	152.5	10.5	4.1
Other expense	1,422	1,101	29.2	(0.5)	(0.4)

Earnings from continuing operations before income taxes	30,591	11,576	164.3	10.1	3.8
Income tax expense	11,033	13,727	(19.6)	3.6	4.5

Earnings (loss) from continuing operations	19,558	(2,151)	N/M	6.4	(0.7)
Earnings from discontinued operations, net of taxes	—	1,203	N/M	—	0.4

Net earnings (loss)	$19,558	$(948)	N/M	6.4	(0.3)

Diluted earnings per share:
Diluted earnings (loss) per share from continuing operations	$0.57	$(0.06)
Diluted earnings per share from discontinued operations	—	0.03

Diluted net earnings (loss) per share	$0.57	$(0.03)

(1)	Cost of goods sold includes restructuring related charges of $1,404 in 2014 and $715 in 2013.

N/M = not meaningful

Sales of $303,643,000 in the nine month period ended September 28, 2014 decreased $3,432,000 or 1.1% from the comparable period of 2013. Sales to automotive markets increased $4,207,000. Sales in 2013 included a special order of $4,806,000 to an automotive customer. Excluding this special order, sales to automotive markets in 2014 increased $9,013,000 or 4.6% from the comparable first nine months of 2013. Other sales were $7,639,000 lower driven by lower shipments of electronic components, mainly frequency, filter and HDD products, which were partially offset by higher shipments of piezo products.

Gross margin as a percent of sales was 31.9% in the nine month period ended September 28, 2014 versus 29.7% in the comparable period of 2013. The increase in gross margin resulted from cost savings from restructuring actions, productivity improvements, product mix and favorable foreign exchange impact.

Selling, general and administrative expenses were 14.3% of sales in the nine month period ending September 28, 2014 versus 17.2% of sales in the comparable period of 2013. The decrease is attributable to restructuring actions, cost containment efforts in 2014, costs for CTS’ CEO transition in 2013, a gain on sale of fixed assets in 2014 as part of CTS’ footprint rationalization plan, and pension income in 2014 compared to pension expense in 2013. These reductions were partially offset by investments in selling and marketing to drive growth initiatives.

Research and development expenses were 5.5% of sales in the nine month period ending September 28, 2014 compared to 5.8% of sales in the comparable period of 2013. The decrease was driven by higher non-recurring engineering funding from customers, timing of projects, cost reductions related to restructuring actions, and a repositioning of CTS’ spending. Research and development expenses are primarily focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring and impairment charges declined in the nine month period ending September 28, 2014 compared to the comparable period of 2013. Charges for the nine month period ending September 28, 2014 totaled $4,806,000 and consist primarily of severance costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities, severance costs in China and at CTS’ corporate office, lease impairment costs in the UK as well as other severance and restructuring costs. Charges for the nine month period ending September 29, 2013 totaled $8,107,000 and consist primarily of severance, asset impairments and inventory write-downs related to the June 2013 Plan. The June 2013 Plan consolidated our U.K. manufacturing facility into the Czech Republic facility, consolidated our Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility, discontinued manufacturing at our Singapore facility, and restructured our corporate office.

Operating earnings were $32,013,000 in the nine month period ending September 28, 2014 compared to $12,677,000 in the comparable period of 2013 as a result of the items discussed above.

Other income and expense items are summarized in the following table (in thousands):

	Nine Months Ended
	September 28, 2014	September 29, 2013
Interest expense	$(1,763)	$(2,782)
Interest income	1,959	1,300
Other (expense) income, net	(1,618)	381

Total other (expense)	$(1,422)	$(1,101)

Interest expense decreased in the nine month period ending September 28, 2014 versus the comparable period in 2013 as a result of lower borrowings enabled by the proceeds from the EMS divestiture in the fourth quarter of 2013. Interest income increased primarily due to higher cash balances. Other expense in the nine month period ending September 28, 2014 is primarily due to the unfavorable foreign exchange impact related to the depreciation of the Euro and the Chinese Renminbi.

	Nine Months Ended
	September 28, 2014	September 29, 2013
Effective tax rate	36.1%	118.6%

The effective income tax rate for the nine month period ending September 28, 2014 was 36.1% compared with 118.6% for the comparable period in 2013. The 2014 effective rate reflects higher profits, primarily from a change in the mix of earnings by jurisdiction and the effect of tax adjustments made in the nine month period ending September 28, 2014. Higher restructuring costs in lower rate tax jurisdictions caused the 2014 effective rate to be higher. The 2013 effective tax rate reflects $10,800,000 of tax expense related to a $30,000,000 cash repatriation from Singapore to the U.S. as a result of the Singapore restructuring and tax expense of $1,000,000 for the write-off of deferred tax assets in the U.K. related to the June 2013 Restructuring Plan. A $1,632,000 discrete tax benefit is also included in 2013 associated with the retroactive application of the U.S. research tax credit signed into law during January 2013 and granting of the China high technology incentive tax credit in the first quarter of 2013.

Net earnings from continuing operations were $19,558,000 or $0.57 per diluted share in the nine month period ending September 28, 2014 compared to a net loss from continuing operations of $2,151,000 or $0.06 per diluted share in the comparable period of 2013.

The earnings from discontinued operations in the third quarter of 2013 represent the earnings from the CTS EMS business which was divested in the fourth quarter of 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $130,884,000 at September 28, 2014 and $124,368,000 at December 31, 2013. The increase in cash and cash equivalents was driven by cash generated from operations which exceeded the cash used for investing and financing activities. Total debt as of September 28, 2014 was $80,300,000 versus $75,000,000 as of December 31, 2013. Total debt as a percentage of total capitalization was 20.5% at the end of the third quarter of 2014 compared to 20.2% at December 31, 2013. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $19,010,000 from December 31, 2013 to September 28, 2014, primarily due to a $9,337,000 decrease in accrued payroll and benefits, a $6,516,000 increase in cash and cash equivalents, a $3,561,000 increase in other assets, a $1,647,000 decrease in accounts payable, which were partially offset by a $2,318,000 decrease in inventory.

Cash Flows from Operating Activities

Net cash provided by operating activities was $15,343,000 during the nine month period ended September 28, 2014. Components of net cash provided by operating activities included net earnings of $19,558,000, depreciation and amortization expense of $12,722,000 and net changes of other non-cash items such as the prepaid pension asset, gain on sale of fixed assets, equity-based compensation, restructuring and amortization of retirement benefits totaling $2,339,000 which were offset by net changes in current assets and current liabilities of $19,276,000. The net changes in assets and liabilities were primarily due to a decrease in accrued liabilities, driven primarily by bonus payments, SERP payments, equity-based compensation vesting, restructuring payments and timing of payroll-related accruals.

Cash Flows from Investing Activities

Net cash used in investing activities for nine month period ending September 28, 2014 was $7,155,000 which consisted of $9,006,000 of capital expenditures which were partially offset by $1,851,000 in proceeds from the sale of fixed assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine month period ending September 28, 2014 2014 was $2,259,000, consisting primarily of $5,084,000 for the purchase of treasury shares and $4,038,000 of dividend payments which were partially offset by $1,328,000 for the exercise of stock options and a $5,300,000 increase in net borrowings.

Capital Resources

CTS has an unsecured revolving credit facility which has an extended term through January 10, 2017.

Long-term debt was comprised of the following:

($ in thousands)	September 28, 2014	December 31, 2013
Revolving credit facility due in 2017	$80,300	$75,000
Weighted average interest rate	1.5%	1.9%
Amount available	$117,235	$122,400
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,465	$2,600
Commitment fee percentage per annum	0.25	0.30

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at September 28, 2014.

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

During the nine month period ended September 28, 2014, we repurchased 288,382 shares of CTS common stock at a total cost of $5,084,000 or an average price of $17.63 per share.

As of September 28, 2014, CTS’ intent is to permanently reinvest funds outside the U.S. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits. CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested.

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

Net intangible assets, long-lived assets and goodwill amounted to $69,704,000 as of September 28, 2014.

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

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Customer A	11.3%	8.3%	10.6%	7.9%

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

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 28, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota. In January 2010, Toyota initiated a recall of a substantial number of vehicles in North America containing pedals manufactured by CTS. The recall expanded to include vehicles in Europe and Asia. The pedal recall and associated events have led to us being named as a co-defendant with Toyota in certain litigation in the United States and Canada. CTS is not aware of any legal actions filed in Asia or Europe against CTS at this time.

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

Item 1A.	Risk Factors

There have been no significant changes to our risk factors since December 31, 2013.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three-month period ending September 28, 2014:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2014 – July 27, 2014	13,692	$18.31	13,692	824,153
July 28, 2014 – August 24, 2014	—	—	—	824,153
August 25, 2014 – September 28, 2014	63,420	$17.37	63,420	760,733

Total	77,112		77,112

(1)	In June 2013, CTS’ Board of Directors authorized another program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.

Item 6.	Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTS Corporation

/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer

Dated: October 28, 2014