Form 10-K
period 2014-12-31
CTS CORP
filed 2015-02-24
CIK 26058

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-4639

CTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-0225010 (IRS Employer Identification Number)
1142 West Beardsley Avenue, Elkhart, IN (Address of principal executive offices)	46514 (Zip Code)
Registrant's telephone number, including area code: 574-523-3800
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No    ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 27, 2014, was approximately $620,000,000. There were 33,443,286 shares of common stock, without par value, outstanding on February 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the 2014 Annual Report to Shareholders are incorporated herein by reference in Part II.
(2)
Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 21, 2015 are incorporated by reference in Part III.

CTS CORPORATION 1

Safe Harbor

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management's expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other, risks and uncertainties are discussed in further detail in Item 1A. of this Annual Report on Form 10-K. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

PART I

Item 1.  Business

CTS Corporation ("CTS", "we", "our", "us" or "the Company") is a global manufacturer of sensors, electronic components and actuators. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. Our principal executive offices are located in Elkhart, Indiana.

We design, manufacture, and sell a broad line of sensors, electronic components and actuators primarily to original equipment manufacturers ("OEMs") for the automotive, communications, defense and aerospace, medical, industrial and computer markets. We operate manufacturing facilities located throughout North America, Asia and Europe and serve major markets globally. Sales and marketing are accomplished through our sales engineers, independent manufacturers' representatives and distributors.

On October 2, 2013, CTS sold its Electronics Manufacturing Solutions ("EMS") business to Benchmark Electronics, Inc. ("Benchmark") for approximately $75,000,000 in cash. The sale of EMS, along with the announcement of a restructuring plan in June 2013 ("June 2013 Plan"), has allowed CTS to sharpen its focus on its remaining businesses. The 2012 and 2013 amounts in the Consolidated Statements of Earnings (Loss) related to EMS have been reported separately as Discontinued operations.

See the Consolidated Financial Statements and Notes thereto included in the 2014 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto, for financial information regarding the Company, which is incorporated herein by reference.

2 CTS CORPORATION

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

The following table provides a breakdown of net sales by industry as a percent of consolidated net sales from continuing operations:

	Major Industry

(As a % of consolidated net sales)	2014	2013	2012

Industry
Automotive	67%	66%	59%
Communications	4%	6%	10%
Computer	6%	6%	6%
Medical	2%	2%	3%
Industrial	14%	13%	13%
Defense and Aerospace	4%	4%	5%
Other	3%	3%	4%

% of consolidated net sales	100%	100%	100%

The following table identifies major products by industry. Products are sold in several industry OEMs and through distributors.

Product Description	Transportation Industry	Communications Industry	Computer Industry	Medical Industry	Industrial Industry	Defense and Aerospace Industry	Other Industry

Sensors & Switches	•	•	•	•	•	•	•

Mechatronics & Micro-mechatronics	•		•		•		•

Frequency Products & Filters	•	•	•	•	•	•	•

Electro Ceramics		•		•	•	•	•

Electronic Components & Modules		•	•	•	•	•	•

MARKETING AND DISTRIBUTION

Sales and marketing to OEMs, is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Germany, Japan, Scotland, Singapore, India, Taiwan and the United States. Approximately 90% of 2014 net sales from continuing operations were attributable to our sales engineers.

Our sales engineers generally service the largest customers with application-specific products. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

CTS CORPORATION 3

We utilize the services of independent manufacturers' representatives in the United States and other countries for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from CTS. During 2014, approximately 5% of net sales from continuing operations were attributable to independent manufacturers' representatives. We also use independent distributors. Independent distributors purchase products from CTS for resale to customers. In 2014, independent distributors accounted for approximately 5% of net sales from continuing operations.

RAW MATERIALS

We utilize a wide variety of raw materials and purchased parts in our manufacturing processes. The following are the most significant raw materials and purchased components:

        Conductive inks and contactors, passive electronic components, integrated circuits and semiconductors, certain rare earth elements ("REEs"), ceramic components, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, gold and steel-based raw materials and components.

These raw materials are purchased from several vendors, and, except for certain semiconductors, REEs, and conductive inks, we do not believe we are dependent upon one or a limited number of vendors. Although we purchase all of our semiconductors, REEs, and conductive inks from a limited number of vendors, alternative sources are available.

We do not currently anticipate any significant raw material shortages that would slow production. However, the lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to us may vary. Occasionally, we may need to order raw materials in greater quantities and at higher-than-optimal prices to compensate for the variability of lead times for delivery.

PATENTS, TRADEMARKS, AND LICENSES

We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products that we have designed and manufactured, as well as processes and equipment used in our manufacturing technology. We were issued 10 new U.S. patents and 17 non-U.S. patents in 2014 and currently hold 159 U.S. patents and 153 non-U.S. patents. We have 10 registered U.S. trademarks, 25 foreign trademarks and two international trademark registrations. We have licensed the right to use several of our patents to both U.S. and non-U.S. companies. In 2014, license and royalty income was less than 1% of net sales.

MAJOR CUSTOMERS

Our 15 largest customers as a percentage of total net sales were as follows:

	Year Ended December 31,

	2014	2013	2012

Total of 15 largest customers / net sales	60.9%	59.8%	59.5%
4 CTS CORPORATION

Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,

	2014	2013	2012

Customer A	10.8%	8.4%	10.6%

No other customer accounted for 10% or more of total net sales during these periods.

CTS continues to broaden its customer base. Changes in the level of our customers' orders have, in the past, had a significant impact on our operating results. If a major customer reduces the amount of business it does with us, or substantially changes the terms of that business, there could be an adverse impact on our operating results.

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

The following table shows order backlog of January 25, 2015, and January 26, 2014.

($ in thousands)	January 25, 2015	January 26, 2014

Order backlog	$61,783	$55,822

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

CTS CORPORATION 5

We believe we compete most successfully in custom engineered products manufactured to meet specific applications of major OEMs.

NON-U.S. REVENUES

Our net sales to external customers originating from non-U.S. operations as a percentage of total net sales were as follows:

	Year Ended December 31,

	2014	2013	2012

Net sales from non-U.S. operations external customers	42%	45%	60%

Our percentages of total assets that are located at non-U.S. operations were as follows:

	Year Ended December 31,

	2014	2013	2012

Total assets non-U.S. operations	54%	43%	35%

A substantial portion of these assets, other than cash and cash equivalents, cannot readily be liquidated. We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations and expropriation. Our non-U.S. manufacturing facilities are located in Canada, China, Czech Republic, India, Mexico and Taiwan.

See Note 18 "Geographic Data" to the Consolidated Financial Statements, which are included in Exhibit 13 hereto, for further geographic information, which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT ACTIVITIES

A summary of amounts spent for research and development activities is as follows:

	Year Ended December 31,

($ in thousands)	2014	2013	2012

Research and development	$22,600	$23,200	$20,900

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

6 CTS CORPORATION

 EMPLOYEES

We employed 2,948 people at December 31, 2014, with 76.0% of these employees located outside the United States. We employed 2,918 people at December 31, 2013. Approximately 179 CTS employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2014. One agreement, which covers 151 employees, is scheduled to expire in 2015 and the other, which covers 28 employees, is scheduled to expire in 2016.

ADDITIONAL INFORMATION

We are incorporated in the State of Indiana. Our principal corporate office is located at 1142 West Beardsley Avenue, Elkhart, Indiana 46514.

Our internet address is http://www.ctscorp.com. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The information contained on or accessible through our internet website is not part of this or any other report we file or furnish to the SEC, other than the documents that we file with the SEC that are incorporated by reference herein.

Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers.    The following serve as executive officers of CTS as of February 24, 2015. The executive officers are expected to serve until the next annual meeting of the Board of Directors, scheduled to be held on or about May 21, 2015, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Kieran O'Sullivan	52	President, Chief Executive Officer and Chairman of the Board
Ashish Agrawal	44	Vice President and Chief Financial Officer
Robert J. Patton	49	Vice President, General Counsel and Secretary
Anthony Urban	53	Vice President and General Manager

Kieran O'Sullivan — 52 — President, Chief Executive Officer and Chairman of the Board — joined CTS on January 7, 2013. Before joining CTS, Mr. O'Sullivan served as Executive Vice President of Continental AG's Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006.

Ashish Agrawal — 44 — Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer for CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Corporation, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer since 2007.

CTS CORPORATION 7

Robert J. Patton — 49 — Vice President, General Counsel and Secretary. Mr. Patton joined CTS and was elected Vice President, General Counsel and Secretary on December 5, 2013. Before joining CTS, Mr. Patton served as General Counsel for Commercial Affairs at Continental AG since 2006.

Anthony Urban — 53 — Vice President and General Manager. On November 11, 2013, Mr. Urban was appointed Vice President. Mr. Urban joined CTS through its acquisition of D&R Technology, LLC, a manufacturer of custom design sensors, switches and electromechanical assemblies primarily serving the light-vehicle market, in December 2012, where he was President and co-owner for 14 years.

Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

We depend on a small number of customers for a large portion of our business, and changes in the level of our customers' orders have, in the past, had a significant impact on our results of operations. Our 15 largest customers represent a substantial portion of our sales from continuing operations. If a major customer significantly cancels, delays or reduces the amount of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Such an adverse effect would likely be material if one of our largest customers significantly reduces its amount of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our largest customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could be materially adversely affected.

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

8 CTS CORPORATION

effect. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes.

We may be unable to compete effectively against competitors.

Our industry is highly competitive and characterized by price erosion and rapid technological change. We compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. If any customer becomes dissatisfied with our prices, quality or timeliness of delivery, among other things, it could award future business or even move existing business to our competitors. Moreover, some of our customers could choose to manufacture and develop particular products themselves rather than purchase them from us. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect our business, financial condition and operating results. These developments also may materially adversely affect our ability to compete against these manufacturers going forward. We cannot assure you that our products will continue to compete successfully with our competitors' products, including OEMs, many of which are significantly larger than us and have greater financial and other resources.

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

In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers may result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, we make significant decisions, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the changes in demand for their products may reduce our ability to estimate accurately future customer requirements. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize and delivery schedules may be

CTS CORPORATION 9

deferred as a result of changes in demand for our products or our customers' products. We often increase staffing and capacity, and incur other expenses to meet the anticipated demand of our customers, which causes reductions in our gross margins if customer orders are delayed or canceled. On occasion, customers require rapid increases in production, which may stress our resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed over the short-term, a reduction in customer demand harms our gross margin and operating income until such time as adjustments can be made to activity or operating levels and structural costs.

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

Net sales to the automotive, computer and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for their products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including among others, industry slowdown, recession, political instability, costly or constraining regulations, budget cuts or reduced government spending, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers' production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. Also, the automotive industry is generally highly unionized and some of our customers have experienced labor disruptions in the past. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. Some of our automotive customers have required government bailouts and/or have filed for bankruptcy reorganization. The failure of one or more automotive manufacturers that we serve may result in the failure to receive payment in full in the past for products sold and an abrupt cancellation in demand for certain products. Weakness in auto demand, the insolvency of automobile manufacturers that we serve or their suppliers, and constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.

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

10 CTS CORPORATION

Toyota's voluntary recall of CTS-manufactured accelerator pedals and associated events has led to claims against CTS and loss of business.

We manufacture accelerator pedal assemblies for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation ("Toyota"). We have supplied accelerator pedal assemblies to Toyota since the 2005 model year. We manufacture all pedal assemblies to specifications approved by the customer, including Toyota.

In January 2010, Toyota issued a voluntary recall for approximately 2.3 million vehicles in North America containing CTS-manufactured accelerator pedal assemblies. The recall expanded to include vehicles in Europe and Asia. In addition, Toyota temporarily halted production and sale of eight vehicle models using these pedal assembly designs. The recall was issued due to what Toyota described as "a rare set of conditions which may cause the accelerator pedal to become harder to depress, slower to return or, in the worst case, stuck in a partially depressed position."

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

While Toyota has repeatedly acknowledged that CTS designs products to Toyota's specifications and the recall is Toyota's responsibility, and Toyota has agreed to indemnify us in connection with certain third-party claims and actions, we cannot assure you that Toyota will not seek to recover a portion of their recall-related costs from us, and the insurance we carry may not be sufficient to cover all such costs. Accordingly, our results of operations, cash flow and financial position could be adversely affected.

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

CTS CORPORATION 11

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

Furthermore, because a significant portion of our products are manufactured in Asia, including China, and Taiwan, any conflict or uncertainty in these countries, including public health or safety concerns, could have a material adverse effect on our business, financial condition and operating results.

We may restructure our operations, which may materially adversely affect our business, financial condition and operating results.

In 2013, we initiated the June 2013 Plan which is to designed to revise and consolidate certain operations for the purpose of improving our cost structure. The implementation of this plan will result in the elimination of approximately 350 positions within our global operations. During the fourth quarter of 2014, CTS management amended the June 2013 Plan. The amendment added the elimination of approximately 130 additional positions and additional cost to settle CTS' U.K. pension plan. The positions eliminated will be spread globally throughout CTS businesses. The above actions are expected to be substantially complete in 2015.

In 2014, we initiated a restructuring plan to consolidate our Canadian operations into other existing CTS facilities. These restructuring actions will result in the elimination of approximately 120 positions. These actions are expected to be completed in 2015.

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

12 CTS CORPORATION

We may explore acquisitions that complement or expand our business as well as divestitures of various business operations. We may not be able to complete these transactions, and these transactions, if executed, may pose significant risks and may materially adversely affect our business, financial condition and operating results.

We intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for reasons including a failure to secure financing. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management's attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. Even if we are initially successful in integrating a new operation, we may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

We have in the past, and may in the future, consider divesting certain business operations. Divestitures may involve a number of risks, including the diversion of management's attention, significant costs and expenses, the loss of customer relationships and cash flow, and the disruption of operations in the affected business. Failure to timely complete or consummate a divestiture may negatively affect valuation of the affected business or result in restructuring charges.

If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person's intellectual property, our business, financial condition and operating results could be materially adversely affected.

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

CTS CORPORATION 13

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

We have been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups that we are or may be a potentially responsible party regarding hazardous substances at several sites either owned, not owned or operated by CTS. Some sites are Superfund sites such as in Asheville, North Carolina and Mountain View, California. Although we estimate our potential liability with respect to environmental violations or alleged violations and other environmental liabilities and reserves for such matters, we cannot assure you that our reserves will be sufficient to cover the actual costs that we incur as a result of these matters.

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at our manufacturing sites (or at sites we have sent wastes for disposal), changes in existing environmental laws

14 CTS CORPORATION

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

Our debt consists of borrowings under our revolving credit facility. The level of our indebtedness could, among other things: increase our vulnerability to general economic and industry conditions, including recessions; require us to use cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; place us at a competitive disadvantage compared to competitors that have less indebtedness; or limit our ability to borrow additional funds that may be needed to operate and expand our business. Moreover, an increase in interest rates could increase our interest expense.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. The requirements of this act required due diligence efforts to be initiated in fiscal 2013, with initial disclosure requirements beginning in May 2014. There have been and will continue to be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational

CTS CORPORATION 15

challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Ineffective internal control over our financial reporting may harm our business in the future.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). Our controls necessary for continued compliance with Sarbanes-Oxley may not operate effectively at all times and may result in a material weakness. The identification of material weaknesses in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate financial statements. Further, the effectiveness of our internal controls may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Natural disasters may adversely impact our capability to supply product to our customers.

We operate manufacturing operations in various sites in North America, Asia and Europe. Natural disasters at one of these locations may lead to disruption in our capability to supply product to our customers. In some cases, it may not be possible for us to find an alternate manufacturing location for certain product lines, further impacting our capability to recover from such a disruption.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks and products.

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures — including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems — our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

16 CTS CORPORATION

Item 2.  Properties

As of February 24, 2015, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased

Albuquerque, New Mexico	91,000	Leased
Elkhart, Indiana	319,000	Owned
Haryana, India	19,400	Leased
Hopkinton, Massachusetts	32,000	Owned
Juarez, Mexico	44,000	Leased
Kaohsiung, Taiwan	133,000	Owned	(1)
Matamoros, Mexico	51,000	Owned
Nogales, Mexico	67,000	Leased
Ostrava, Czech Republic	67,600	Leased
Streetsville, Ontario, Canada	112,000	Owned
Tianjin, China	225,000	Owned	(2)
Zhongshan, China	73,200	Leased

Total manufacturing	1,234,200

(1)
Ground lease through 2017; restrictions on use and transfer apply.
(2)
Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/Leased	Description

Farmington Hills, Michigan	1,800	Leased	Sales office
Brownsville, Texas		Owned	Land only
Burbank, California	2,900	Leased	Sublet to tenant
El Paso, Texas	22,400	Leased	Office and warehouse
Elkhart, Indiana	93,000	Owned	Idle facility
Glasgow, Scotland	75,000	Owned	Administrative offices and research
Glasgow, Scotland	37,000	Leased	Idle facility
Juarez, Mexico	70,200	Leased	Idle facility
Lisle, Illinois	37,300	Leased	Administrative offices and research
Nagoya, Japan	800	Leased	Sales office
Sandwich, Illinois		Owned	Land only
Singapore	57,600	Leased
Tucson, Arizona	1,900	Leased	Administrative offices
Tucson, Arizona	48,000	Owned	Idle facility
Yokohama, Japan	1,400	Leased	Sales office

Total non-manufacturing	449,300

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

CTS CORPORATION 17

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

In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, certain third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles. If it is determined that CTS acted negligently in selecting materials or processes where we had sole control over the selection process, in failing to meet Toyota's specifications, or in making unapproved changes in component design or materials, and such negligence caused or contributed to a claim, we will be responsible for any judgment that may be rendered against us individually, or any portion of a judgment that may be allocated to us, but limited only to the extent of insurance collected from our insurers. Toyota would remain responsible to defend CTS in these actions and would remain responsible for any balance of the remaining liability over amounts recovered by insurance. The agreement also does not cover costs or liabilities in connection with government investigations, government hearings, or government recalls. CTS cannot assure that Toyota will not seek to recover a portion of its recall-related costs from CTS, or that the insurance CTS carries will be sufficient to cover such costs.

Presently, we have been served process and are a named co-defendant with Toyota in thirty-one lawsuits. The claims generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co-defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

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

See NOTE 9 "Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 4.  Mine Safety Disclosures

        Not applicable.

18 CTS CORPORATION

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

CTS common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 18, 2015, there were approximately 1,233 common shareholders of record.

CTS increased its quarterly dividend to $0.04 per share, or an annual rate of $0.16 per share, in the fourth quarter of 2013. The quarterly dividend was previously $0.035 per share or an annual rate of $0.14. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.

Per Share Data
(Unaudited)

				Net Earnings Continuing Operations		Net Earnings Discontinued Operations
								Net Earnings Total
			Dividends Declared
	High(1)	Low(1)		Basic	Diluted	Basic	Diluted	Basic	Diluted

2014
4th quarter	$19.15	$15.58	$0.040	$0.21	$0.21	$—	$—	$0.21	$0.21
3rd quarter	19.27	16.18	0.040	0.24	0.24	—	—	0.24	0.24
2nd quarter	21.65	16.29	0.040	0.19	0.19	—	—	0.19	0.19
1st quarter	21.35	17.45	0.040	0.15	0.15	—	—	0.15	0.15
2013
4th quarter	$20.10	$15.36	$0.040	$0.12	$0.12	$(0.21)	$(0.21)	$(0.09)	$(0.09)
3rd quarter	15.74	13.55	0.035	0.16	0.16	0.04	0.05	0.20	0.21
2nd quarter	14.22	9.46	0.035	(0.31)	(0.31)	(0.03)	(0.03)	(0.34)	(0.34)
1st quarter	11.30	9.33	0.035	0.09	0.09	0.02	0.01	0.11	0.10

(1)
The market prices of CTS common stock presented reflect the highest and lowest sales prices on The New York Stock Exchange for each quarter of the last two years.

As shown in the following table, there were CTS common stock repurchases made by CTS during the three months ended December 31, 2014:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Plans or Program	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

Balance at September 28, 2014				760,733
September 29, 2014 – October 26, 2014	98,000	$16.18	98,000	662,733
October 27, 2014 – November 23, 2014	74,114	$17.98	74,114	588,619
November 24, 2014 – December 31, 2014	—	$—	—	588,619

(1)
In June 2013, CTS' Board of Directors authorized another program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.
CTS CORPORATION 19

Item 6.  Selected Financial Data

Five-Year Summary

(Amounts in thousands, except percentages and per share amounts)

	2014	% of Sales	2013	% of Sales	2012	% of Sales	2011	% of Sales	2010	% of Sales

Summary of Operations
Net sales from continuing operations	$404,021	100.0	$409,461	100.0	$304,481	100.0	$279,857	100.0	$282,860	100.0
Cost of goods sold	274,058	67.8	288,108	70.4	212,965	70.0	190,634	68.1	185,605	65.6
Insurance recovery for business interruption	—	—	—	—	(637)	(0.2)	—	—	—	—
Selling, general and administrative expenses(1)	54,946	13.6	64,987	15.9	60,953	20.0	52,446	18.7	53,068	18.8
Research and development expenses	22,563	5.6	23,222	5.7	20,918	6.9	19,990	7.2	18,313	6.5
Amortization of intangible assets	4,190	1.0	5,002	1.2	2,118	0.7	1,690	0.6	1,563	0.5
Restructuring and goodwill impairment charges	5,941	1.5	10,455	2.5	3,437	1.1	2,389	0.9	1,010	0.4
Gain on sale-leaseback	—	—	—	—	(10,334)	(3.4)	—	—	—	—

Operating earnings from continuing operations	42,323	10.5	17,687	4.3	15,061	4.9	12,708	4.5	23,301	8.2
Other (expense) income — net	(2,975)	(0.7)	376	0.1	(617)	(0.2)	(392)	(0.1)	(1,410)	(0.5)

Earnings before income taxes from continuing operations	39,348	9.7	18,063	4.4	14,444	4.7	12,316	4.4	21,891	7.7
Income tax expense from continuing operations	12,826	3.2	16,066	3.9	952	0.3	1,053	0.4	4,207	1.5

Earnings from continuing operations	26,522	6.6	1,997	0.5	13,492	4.4	11,263	4.0	17,684	6.2
(Loss)/earnings from discontinued Operations, net of tax	—		(5,926)		6,841		9,704		4,354

Net earnings (loss)	$26,522		$(3,929)		$20,333		$20,967		$22,038

Retained earnings — beginning of year	358,997		367,800		352,205		335,524		317,582
Dividends declared	(5,374)		(4,874)		(4,738)		(4,286)		(4,096)

Retained earnings — end of year	$380,145		$358,997		$367,800		$352,205		$335,524

Net earnings (loss) per share:
Basic:
Continuing operations	$0.79		$0.06		$0.40		$0.33		$0.52
Discontinued operations	—		(0.18)		0.20		0.28		0.13

Net earnings loss attributable to CTS Corporation	$0.79		$(0.12)		$0.60		$0.61		$0.65

Diluted:
Continuing operations	$0.78		$0.06		$0.39		$0.32		$0.51
Discontinued operations	—		(0.18)		0.20		0.28		0.12

Net earnings (loss) attributable to CTS Corporation	$0.78		$(0.12)		$0.59		$0.60		$0.63

Average basic shares outstanding	33,618		33,601		33,922		34,321		34,090
Average diluted shares outstanding	34,130		34,249		34,523		35,006		34,849
Cash dividends per share (annualized)	$0.160		$0.145		$0.14		$0.125		$0.12
Capital expenditures(2)	12,949		13,982		16,323		20,307		13,271
Depreciation and amortization	16,971		21,169		19,615		17,548		17,565

Financial Position at Year End
Current assets	$240,401		$236,269		$309,558		$283,386		$266,655
Current liabilities	79,982		95,120		115,040		124,237		120,100
Current ratio	3.0 to 1		2.5 to 1		2.7 to 1		2.3 to 1		2.2 to 1
Working capital	$160,419		$141,149		$194,518		$159,149		$146,555
Inventories	27,887		32,226		81,752		92,540		76,885
Net property, plant and equipment	71,414		74,869		93,725		84,860		78,213
Total assets	456,926		480,265		561,190		480,815		482,584
Long-term debt	75,000		75,000		153,500		74,400		70,000
Long-term obligations, including long-term debt	87,155		88,416		178,392		93,281		88,234
Shareholders' equity	289,789		296,729		267,758		263,297		274,250
Common shares outstanding (000s)	33,392		33,559		33,433		34,066		34,197
Equity (book value) per share	$8.68		$8.84		$8.01		$7.73		$8.02

Stock price range	$21.65-15.58		$20.10-9.33		$11.22-7.06		$12.39-7.14		$11.84-6.81

(1)
Excludes amortization of intangible asset.
(2)
Includes capital expenditures to replace property, plant and equipment damaged in casualties of $2,859 and $4,733 in 2012 and 2011.
20 CTS CORPORATION

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the "Five-Year Summary."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations (2012-2014)" included in the 2014 Annual Report to Shareholders portions of which are filed as Exhibit 13 hereto, and incorporated herein by reference.

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

Interest Rate Risk

We are exposed to the changes in interest rates on our revolving credit facility. There was $75,000,000 outstanding under our revolving credit facility at both December 31, 2014 and 2013. As of December 31, 2014, we had $75,000,000 in interest rate swaps that fix our interest cost. Based on our long-term debt balance of $75,000,000 at December 31, 2014, a one percentage point increase in interest rates would not increase interest expense since the interest rate swaps match the outstanding debt.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Canada, China, Czech Republic, Mexico, Scotland, Singapore and Taiwan. As of December 31, 2014, we did not have any outstanding foreign currency forward exchange contracts.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements meeting the requirements of Regulation S-X, and the "Report of our Independent Registered Public Accounting Firm," appear in the financial statements and supplementary financial data as noted in the Index appearing under Item 15(a)(1) and (2), and are included in the 2014 Annual Report to Shareholders portions of which are filed as Exhibit 13 hereto, and incorporated herein by reference.

CTS CORPORATION 21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

The report from Grant Thornton LLP on its audit of the effectiveness of CTS' internal control over financial reporting as of December 31, 2014, is included on page 12 of Exhibit 13 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference. The Report of Management on Internal Control over Financial Reporting, which can be found following the signature page of this Annual Report on Form 10-K, is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

22 CTS CORPORATION

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of CTS common stock that could be issued under all of CTS' equity compensation plans as of December 31, 2014:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

Equity compensation plans approved by security holders	1,308,905	$12.35	1,457,700
Equity compensation plans not approved by security holders(2)	33,974	—	—

Total	1,342,879	—	1,457,700

(1)
The first and total rows of this column include 1,303,705 restricted stock units representing service-based and performance-based awards, which are settled in CTS common stock. These 1,303,705 units have no bearing on the weighted-average exercise price in column (b).
(2)
In 1990, CTS adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, CTS annually credited an account for each non-employee director with 800 CTS common stock units. CTS also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2014, the deferred stock accounts contained a total of 33,974 CTS common stock units.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION 23

PART IV

Item 15.  Exhibits and Financial Statements Schedules

The list of financial statements and schedules required by Item 15 (a) (1) and (2) is contained on page S-1 herein.

(a) (3) Exhibits

All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS, File No. 1-4639.

(2)(ii)	Stock Purchase Agreement, dated October 2, 2013, between CTS Corporation and Benchmark Electronics, Inc. (incorporated by reference to Exhibit 2 (a) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, filed with the SEC on October 29, 2013.**
(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the SEC on September 1, 1998).
(3)(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K, filed with the SEC on February 8, 2010).
(10)(a)	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 12, 2008).
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
(10)(d)
CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees' Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on February 14, 2003).*
(10)(e)
Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees' Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the SEC on July 25, 2003).*
(10)(f)
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
24 CTS CORPORATION

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
Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees' Pension Plan) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 23, 2009).*
(10)(p)
2009-2010 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, filed with the SEC on April 29, 2009).*
(10)(q)	CTS Corporation 2009 Omnibus Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*
(10)(r)
2010 - 2011 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, filed with the SEC on April 28, 2010).*
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
Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees' Pension Plan) (incorporated by reference to Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011).*
(10)(w)
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
(10)(y)
2011– 2012 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 3, 2011, filed with the SEC on April 27, 2011).*
(10)(z)
CTS Corporation Management Incentive Plan, approved by the shareholders on May 23, 2012 (incorporated by reference to Appendix A to the Proxy Statement for the 2012 Annual Meeting of Shareholders, filed with the SEC on April 17, 2012).*
(10)(aa)
2012-2013 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014).*
CTS CORPORATION 25

(10)(bb)	CTS Corporation 2013-2015 CEO Performance Restricted Stock Unit Plan dated February 8, 2013 (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014).*
(10)(cc)
CTS Corporation 2014 - 2016 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, filed with the SEC on April 29, 2014).*
(10)(dd)
CTS Corporation 2013 - 2015 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 25, 2013).*
(10)(ee)
First Amendment to the CTS Corporation Executive Severance Policy (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 25, 2013).*
(10)(ff)	Separation Agreement for Thomas Kroll (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2014).*
(10)(gg)	CTS Corporation 2014 Performance and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 22, 2014).*
(10)(hh)	Separation Agreement for Lawrence J. Lyng, dated September 4, 2014 (summarized in the Form 8-K, filed with the SEC on October 21, 2014).*
(13)	Portions of the 2013 Annual Report to shareholders incorporated herein.
(21)	Subsidiaries.
(23)	Consent of Grant Thornton LLP.
(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CTS Corporation
Date: February 24, 2015	By:	/s/ Ashish Agrawal Ashish Agrawal Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2015	By:	/s/ Kieran O'Sullivan Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)
Date: February 24, 2015	By:	/s/ Thomas G. Cody Thomas G. Cody Lead Director
Date: February 24, 2015	By:	/s/ Walter S. Catlow Walter S. Catlow Director
Date: February 24, 2015	By:	/s/ Lawrence J. Ciancia Lawrence J. Ciancia Director
Date: February 24, 2015	By:	/s/ Patricia K. Collawn Patricia K. Collawn Director
Date: February 24, 2015	By:	/s/ Michael A. Henning Michael A. Henning Director
Date: February 24, 2015	By:	/s/ Gordon Hunter Gordon Hunter Director
Date: February 24, 2015	By:	/s/ William S. Johnson William S. Johnson Director
CTS CORPORATION 27

Date: February 24, 2015	By:	/s/ Diana M. Murphy Diana M. Murphy Director
Date: February 24, 2015	By:	/s/ Robert A. Profusek Robert A. Profusek Director
Date: February 24, 2015	By:	/s/ Ashish Agrawal Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
28 CTS CORPORATION

FORM 10-K — ITEM 15 (a) (1) AND (2) AND ITEM 15 (c)

CTS CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of CTS Corporation and subsidiaries included in the 2014 Annual Report are referenced in Part II, Item 8, filed herewith as Exhibit (13) and incorporated herein by reference:

  Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

  Consolidated Statements of Earnings (Loss) — Years ended December 31, 2014, December 31, 2013 and December 31, 2012

  Consolidated Statements of Comprehensive Earnings — Years ended December 31, 2014, December 31, 2013 and December 31, 2012

  Consolidated Balance Sheets — December 31, 2014 and December 31, 2013

  Consolidated Statements of Cash Flows — Years ended December 31, 2014, December 31, 2013 and December 31, 2012

  Consolidated Statements of Shareholders' Equity — Years ended December 31, 2014, December 31, 2013 and December 31, 2012

  Notes to Consolidated Financial Statements

  Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

CTS CORPORATION 29

Management's Report on Internal Control Over Financial Reporting

CTS' management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including CTS' Chief Executive Officer and Chief Financial Officer, CTS conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management determined that its internal control over financial reporting were effective as of December 31, 2014. Grant Thornton LLP, an independent registered public accounting firm, has audited CTS' internal control over financial reporting as of December 31, 2014, as stated in their report which is included herein.

CTS Corporation
Elkhart, Indiana
February 24, 2015

/s/ Kieran O'Sullivan Kieran O'Sullivan Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Ashish Agrawal Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
30 CTS CORPORATION