Form 10-Q
period 2015-03-29
CTS CORP
filed 2015-04-28
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 29, 2015

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File Number: 1-4639

  CTS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1142 West Beardsley Avenue, Elkhart, IN	46514
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 574-523-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes       ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ◻
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 20, 2015: 33,197,233.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS -  UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net sales	$98,311	$100,706
Costs and expenses:
Cost of goods sold	66,175	70,091
Selling, general and administrative expenses	15,711	13,641
Research and development expenses	5,199	5,626
Restructuring and impairment charges	738	503
Operating earnings	10,488	10,845
Other (expense) income:
Interest expense	(588)	(613)
Interest income	788	564
Other	(1,684)	(1,771)
Total other (expense) income	(1,484)	(1,820)

Earnings before income taxes	9,004	9,025
Income tax expense	2,717	3,945
Net earnings	$6,287	$5,080

Earnings per share:
Basic	$0.19	$0.15
Diluted	$0.19	$0.15

Basic weighted – average common shares outstanding:	33,411	33,708
Effect of dilutive securities	524	572
Diluted weighted – average common shares outstanding	33,935	34,280

Cash dividends declared per share	$0.040	$0.040

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net earnings	$6,287	$5,080
Other comprehensive (loss) earnings:
Changes in fair market value of hedges, net of tax	(86)	40
Changes in unrealized pension cost, net of tax	1,257	914
Cumulative translation adjustment, net of tax	(1,103)	204
Other comprehensive earnings	$68	$1,158
Comprehensive earnings	$6,355	$6,238

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited) March 29,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$138,333	$134,508
Accounts receivable, net	67,056	56,894
Inventories, net	28,580	27,887
Other current assets	20,741	21,112
Total current assets	254,710	240,401
Property, plant and equipment, net	70,462	71,414
Other Assets
Prepaid pension asset	34,304	32,099
Goodwill	32,047	32,047
Indefinite-lived intangible asset	690	690
Other intangible assets, net	34,929	35,902
Deferred income taxes	42,586	43,120
Other	1,469	1,253
Total other assets	146,025	145,111
Total Assets	$471,197	$456,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,168	$43,343
Accrued payroll and benefits	9,211	11,283
Accrued liabilities	29,471	25,356
Total current liabilities	82,850	79,982
Long-term debt	83,200	75,000
Post retirement obligations	2,963	3,049
Other long-term obligations	9,050	9,106
Shareholders’ Equity
Common stock	300,706	299,892
Additional contributed capital	39,554	39,153
Retained earnings	385,100	380,145
Accumulated other comprehensive loss	(104,165)	(104,233)
Total shareholders’ equity before treasury stock	621,195	614,957
Treasury stock	(328,061)	(325,168)
Total shareholders’ equity	293,134	289,789
Total Liabilities and Shareholders’ Equity	$471,197	$456,926

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 29, 2015	March 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,287	$5,080
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,065	4,248
Amortization of retirement benefit adjustments	1,648	1,473
Equity-based compensation	1,520	779
Restructuring charges	738	503
Prepaid pension asset	(2,211)	(2,102)
Pension liability	—	(919)
Gain on sale of EMS business	—	(1,772)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(10,942)	(5,551)
Inventories	(1,231)	5,118
Accounts payable	264	(2,886)
Accrued liabilities	(58)	(11,743)
Income taxes payable	860	820
Other	(457)	874
Total adjustments	(5,804)	(11,158)
Net cash provided by (used in) operating activities	483	(6,078)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,192)	(2,775)
Proceeds from sale of assets	1	1,824
Net cash used in investing activities	(1,191)	(951)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(240,900)	(234,400)
Proceeds from borrowings of long-term debt	249,100	236,000
Payments of short-term notes payable	—	(507)
Proceeds from borrowings of short-term notes payable	—	507
Purchase of treasury stock	(2,893)	(495)
Dividends paid	(1,336)	(1,351)
Exercise of stock options	—	1,328
Other	117	222
Net cash provided by financing activities	4,088	1,304
Effect of exchange rate on cash and cash equivalents	445	326
Net increase (decrease) in cash and cash equivalents	3,825	(5,399)
Cash and cash equivalents at beginning of year	134,508	124,368
Cash and cash equivalents at end of year	$138,333	$118,969
Supplemental cash flow information
Cash paid for Interest	$454	$432
Cash paid for Income taxes, net	$1,608	$1,102

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 29, 2015

NOTE 1—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

NOTE 2 – Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 29,	December 31,
($ in thousands)	2015	2014
Accounts receivable, gross	$67,172	$56,994
Less: Allowance for doubtful accounts	(116)	(100)
Accounts receivable, net	$67,056	$56,894

NOTE 3 – Inventories

Inventories consist of the following:

	As of
	March 29,	December 31,
($ in thousands)	2015	2014
Finished goods	$11,934	$11,728
Work-in-process	6,840	7,297
Raw materials	16,718	15,562
Less: Inventory reserves	(6,912)	(6,700)
Inventories, net	$28,580	$27,887

NOTE 4 – Retirement Plans

Pension Plans

Net pension income for our domestic and foreign plans was as follows:

	Three Months Ended
($ in thousands)	March 29, 2015	March 30, 2014
Net pension income	$(528)	$(626)

Net pension (income) expense breakdown for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
Three months:	Three Months Ended		Three Months Ended
($ in thousands)	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Service cost	$42	$48	$17	$21
Interest cost	2,815	3,058	123	150
Expected return on plan assets (1)	(5,068)	(5,208)	(133)	(167)
Amortization of loss	1,585	1,413	91	59
(Income) expense, net	$(626)	$(689)	$98	$63

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Postretirement Benefit Plan

Net postretirement expense for our postretirement plan includes the following components:

	Three Months Ended
($ in thousands)	March 29, 2015	March 30, 2014
Other postretirement benefit plan
Service cost	$1	$1
Interest cost	51	57
Amortization of gain	(25)	(39)
Postretirement expense	$27	$19

NOTE 5 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	March 29, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(25,082)	$26,722
Patents	10,319	(10,319)	—
Other intangibles	12,270	(4,063)	8,207
Other intangible assets, net	$74,393	$(39,464)	$34,929

Amortization expense for the three months ended March 29, 2015		$973

	As of
	December 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(24,415)	$27,389
Patents	10,319	(10,319)	—
Other intangibles	12,270	(3,757)	8,513
Other intangible assets, net	$74,393	$(38,491)	$35,902

Amortization expense for the three months ended March 30, 2014		$1,034

Amortization expense remaining for other intangible assets is as follows:

($ in thousands)	Amortization expense
2015	$2,976
2016	3,647
2017	3,569
2018	3,484
2019	3,475
Thereafter	17,778
Total amortization expense	$34,929

NOTE 6 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Consolidated Statement of Earnings as follows: restructuring related charges are recorded as a component of Cost of Goods Sold, and restructuring and impairment charges are reported on a separate line and included in Operating Earnings.  Total restructuring, impairment and restructuring related charges were $813,000 for the three month period ended March 29, 2015.

Restructuring related charges were $75,000 for three month period ended March 29, 2015.  Restructuring and impairment charges were $738,000 for the three month period ended March 29, 2015.

During April 2014, CTS announced plans to restructure its operations and consolidate its Canadian operations into other existing CTS facilities as part of CTS’ overall plan to simplify its business model and rationalize its global footprint (“April 2014 Plan”).

These restructuring actions will result in the elimination of approximately 120 positions. These actions are expected to be completed in 2015. The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through March 29, 2015:

		Actual costs
	Planned	incurred through
($ in thousands) April 2014 Plan	Costs	March 29, 2015
Inventory write-down	$250	$—
Equipment relocation	500	—
Other charges	350	—
Restructuring related charges, included in cost of goods sold	$1,100	$—

Workforce reduction	$4,100	$3,677
Asset impairment charge	—	—
Other charges, including pension termination costs	500	154
Restructuring and impairment charges	$4,600	$3,831

Total restructuring, impairment and restructuring related charges	$5,700	$3,831

Under the April 2014 Plan, restructuring and impairment charges were $361,000 in the three month period ended March 29, 2015.

During June 2013, CTS announced a restructuring plan to simplify CTS’ global footprint by consolidating manufacturing facilities into existing locations (“June 2013 Plan”).  The June 2013 Plan includes the consolidation of operations from the U.K. manufacturing facility into the Czech Republic facility, the Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility and to discontinue manufacturing at its Singapore facility.   Certain Corporate functions were consolidated or eliminated as a result of the June 2013 Plan and also as a result of the sale of CTS’ EMS business.

These restructuring actions will result in the elimination of approximately 350 positions. The above actions are expected to be completed in 2015.

During the fourth quarter of 2014, CTS management revised the June 2013 Plan.  The amendment added an additional $4,000,000 in planned costs.  Future settlement of the U.K. pension plan is estimated to account for $2,000,000 of the added cost.  The remaining $2,000,000 in restructuring and impairment charges are for severance costs and will result in the elimination of approximately 130 additional positions. The positions eliminated will be spread globally throughout CTS businesses.  The above actions are expected to be substantially complete in 2015.

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through March 29, 2015:

	Planned	Actual costs incurred through
($ in thousands) June 2013 Plan	Costs	March 29, 2015
Inventory write-down	$800	$1,143
Equipment relocation	900	1,792
Other charges	100	652
Restructuring-related charges, included in cost of goods sold	$1,800	$3,587

Workforce reduction	$10,150	$8,698
Asset impairment charge	3,000	4,258
Other charges, including pension termination costs	7,650	1,233
Restructuring and impairment charges	$20,800	$14,189

Total restructuring and restructuring-related charges	$22,600	$17,776

Under the June 2013 Plan, total restructuring, impairment and restructuring related charges incurred were $452,000 for the three month period ended March 29, 2015 and were $1,074,000 for the three month period ended March 30, 2014. For the three month period ended March 29, 2015, the restructuring related charges were $75,000 and the restructuring and impairment charges were $377,000.

The following table displays the restructuring reserve activity for the period ended March 29, 2015:

($ in thousands) June 2013 Plan and April 2014 Plan
Restructuring liability at January 1, 2015	$3,904
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	813
Cost paid	(1,266)
Restructuring liability at March 29, 2015	$3,451

NOTE 7 – Accrued Liabilities

The components of Accrued liabilities are as follows:

	As of
	March 29,	December 31,
($ in thousands)	2015	2014
Accrued product related costs	$5,804	$5,216
Accrued income taxes	4,593	3,346
Accrued property and other taxes	4,554	2,547
Dividends payable	1,332	1,336
Remediation and monitoring reserves	4,530	3,918
Other accrued liabilities	8,658	8,993
Total accrued liabilities	$29,471	$25,356

NOTE 8 – Contingencies

Certain processes in the manufacture of CTS’ current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups, that it is or may be a potentially responsible party regarding hazardous substances at several sites either owned, not owned or operated by CTS. Some sites are Superfund sites such as in Asheville, North Carolina and Mountain View, California. In addition to these non-CTS sites, CTS has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against CTS with respect to other environmental matters. CTS records reserves on an undiscounted basis. In the opinion of management, based upon presently available information relating to all such matters, adequate provision for probable costs has been made.

CTS manufactures accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota Motor Corporation (“Toyota”). In January 2010, Toyota initiated a recall of a substantial number of vehicles in North America containing pedals manufactured by CTS. The recall expanded to include vehicles in Europe and Asia.  The pedal recall and associated events have led to CTS being named as a co-defendant with Toyota in certain litigation in the United States and Canada.  CTS is not aware of any legal actions filed in Asia or Europe against CTS at this time.  In February 2010, CTS entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold CTS harmless from, and the parties will cooperate in the defense of, third-party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles. The limited exceptions to indemnification restrict CTS’ share of any liability to amounts collectable from its insurers.  CTS cannot assure that Toyota will not seek to recover a portion of its recall-related costs from CTS, or that the insurance CTS carries will be sufficient to cover such costs.

Certain other claims are pending against CTS with respect to matters arising out of the ordinary conduct of CTS’ business. These claims, in the opinion of management, based upon past experience and presently available information, either adequate provision for anticipated costs has been reserved or the ultimate anticipated costs will not materially affect CTS’ consolidated financial position, results of operations, or cash flows.

NOTE 9 - Debt

Long-term debt was comprised of the following:

	As of
	March 29,	December 31,
($ in thousands)	2015	2014
Revolving credit facility due in 2017	$83,200	$75,000
Weighted average interest rate	1.4%	1.5%
Amount available	$114,335	$122,535
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,465	$2,465
Commitment fee percentage per annum	0.25	0.25

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility.  CTS was in compliance with all debt covenants at March 29, 2015.  The revolving credit facility requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving credit facility contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the revolving credit facility fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit facility.  The commitment fee varies based on the quarterly leverage ratio.

CTS has debt issuance costs related to its long-term debt that are being amortized using the straight-line method over the life of the debt.  Amortization expense was approximately $50,000 in the three months ended March 29, 2015 and was recognized as interest expense.

CTS uses interest rate swaps to convert the revolving credit facility’s variable rate of interest into a fixed rate. In the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50,000,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $25,000,000 of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other comprehensive income. The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income that is expected to be reclassified into earnings within the next twelve months is approximately $450,000.  Interest rate swaps activity recorded in Other comprehensive earnings before tax includes the following:

	Three Months Ended
($ in thousands)	March 29, 2015	March 30, 2014
Unrealized loss	$(327)	$(54)
Realized gain reclassified to interest expense	$190	$118

Interest rate swaps included on the balance sheets are comprised of the following:

	As of
	March 29,	December 31,
($ in thousands)	2015	2014
Accrued liabilities	$733	$640
Other long-term obligations	$424	$380

NOTE 10 – Other Comprehensive Income

Shareholders’ equity includes certain items classified as Accumulated other comprehensive (loss) income (“AOCI”) in the Consolidated Balance Sheets, including:

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

•

Cumulative translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. CTS is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.  Changes in exchange rates between the functional currency and the currency in which a transaction is denominated is a foreign exchange transaction gain or loss. A transaction loss for the period ended March 29, 2015 was $1,688,000 which is included in Other in the Condensed Consolidated Statement of Earnings.

The components of other comprehensive loss for the three months ended March 29, 2015 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	March 29,
($ in thousands)	2014	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,020)	$(327)	$190	$(1,157)
Income tax (benefit)	(384)	(123)	72	(435)
Net	(636)	(204)	118	(722)

Changes in unrealized pension cost:
Gross	(169,291)	1,930	—	(167,361)
Income tax (benefit)	(65,124)	673	—	(64,451)
Net	(104,167)	1,257	—	(102,910)

Cumulative translation adjustment:
Gross	245	(736)	—	(491)
Income tax (benefit)	(325)	367	—	42
Net	570	(1,103)	—	(533)
Total accumulated other comprehensive (loss) income	$(104,233)	$(50)	$118	$(104,165)

The components of other comprehensive loss for the three months ended March 30, 2014 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	March 30,
($ in thousands)	2013	in OCI	to income	2014
Changes in fair market value of hedges:
Gross	$(998)	$(54)	$118	$(934)
Income tax (benefit)	(402)	(21)	45	(378)
Net	(596)	(33)	73	(556)

Changes in unrealized pension cost:
Gross	(138,133)	1,450	—	(136,683)
Income tax (benefit)	(55,028)	536	—	(54,492)
Net	(83,105)	914	—	(82,191)

Cumulative translation adjustment:
Gross	949	133	—	1,082
Income tax (benefit)	(855)	(71)	—	(926)
Net	1,804	204	—	2,008
Total accumulated other comprehensive (loss) income	$(81,897)	$1,085	$73	$(80,739)

NOTE 11 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 29,	December 31,
	2015	2014
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,176,739	56,101,700
Shares outstanding	33,302,247	33,392,060
Treasury stock
Shares held	22,874,492	22,709,640

CTS uses the cost method to account for its common stock purchases. During the three month period March 29, 2015, CTS purchased 164,852 shares of common stock for an aggregate of $2,892,729 under a board-authorized share repurchase plan. For the three month period ended March 30, 2014, CTS purchased 27,598 shares of common stock for an aggregate of $495,167.  Approximately 9,055,892 shares are available for future issuances.

A roll forward of common shares outstanding is as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014

Balance at the beginning of the year	33,392,060	33,558,864
Repurchases	(164,852)	(27,598)
Stock option issuances	—	101,350
Restricted share issuances	75,039	169,770
Restricted share forfeitures	—	—
Shares withheld for tax obligations	—	—
Balance at the end of the period	33,302,247	33,802,386

NOTE 12 - Equity-Based Compensation

At March 29, 2015, CTS had five equity-based compensation plans:  the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”).  Future grants can only be made under the 2014 Plan.

The 2009 Plan, and previously the 2001 Plan and 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and nonemployee members of CTS’ Board of Directors.  In addition, the 2014 Plan, the 2009 Plan and the 2004 Plan allow for grants of stock appreciation rights, restricted stock, RSUs, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in Selling, general and administrative expenses in the Consolidated Statements of Earnings related to equity-based compensation plans:

	Three Months Ended
($ in thousands)	March 29, 2015	March 30, 2014
Service-Based RSUs	$549	$473
Performance-Based RSUs	520	174
Market-Based RSUs	451	132
Total	$1,520	$779
Income tax benefit	$571	$298

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	compensation	Weighted-
	expense at	average
($ in thousands)	March 29, 2015	period
Service-Based RSUs	$2,479	1.3	years
Performance-Based RSUs	1,975	1.6	years
Market-Based RSUs	1,214	1.4	years
Total	$5,668

CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of March 29, 2015:

	2014 Plan	2009 Plan	2004 Plan	2001 Plan
Awards originally available	1,500,000	3,400,000	6,500,000	2,000,000
Stock options outstanding	—	—	5,200	—
RSUs outstanding	144,025	281,687	101,223	—
Options exercisable	—	—	5,200	—
Awards available for grant	1,343,675	1,616,597	106,423	—

Stock Options

Stock options are exercisable in cumulative annual installments over a maximum 10-year period, commencing at least one year from the date of grant.   Stock options are generally granted with an exercise price equal to the market price of CTS’ stock on the date of grant.  The stock options generally vest over four years and have a 10-year contractual life.  The awards generally contain provisions to either accelerate vesting or allow vesting to continue on schedule upon retirement if certain service and age requirements are met.   The awards also provide for accelerated vesting if there is a change in control event.

CTS estimated the fair value of the stock option on the grant date using the Black-Scholes option-pricing model and assumptions for expected price volatility, option term, risk-free interest rate, and dividend yield.  Expected price volatilities were based on historical volatilities of CTS’ common stock.  The expected option term is derived from historical data on exercise behavior. The dividend yield was based on historical dividend payments.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the status of stock options as of March 29, 2015, and changes during the period then ended, is presented below:

	Three Months Ended
	March 29, 2015
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	5,200	$12.35
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—
Outstanding at end of period	5,200	$12.35
Exercisable at end of period	5,200	$12.35

<

	Three Months Ended
	March 29, 2015
Weighted average remaining contractual life	0.7	years
Aggregate intrinsic values of options outstanding and options exercisable	$27,583

There are no unvested stock options at March 29, 2015.

Service-Based Restricted Stock Units

Service-based RSUs entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers, key employees and non-employee directors as compensation.  Generally, the RSUs vest over a three-year period.  RSUs granted to non-employee directors vest one month after granted.  Upon vesting, the non-employee directors elect to either receive the stock associated with the RSU immediately, or defer receipt of the stock until their retirement from the Board of Directors.  The fair value of the RSUs is equivalent to the trading value of CTS’ common stock on the grant date.

A summary of the status of RSUs is presented below:

	Three Months Ended
	March 29, 2015
		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at January 1, 2015	517,965	$12.06
Granted	114,025	16.93
Converted	(104,424)	13.12
Forfeited	(631)	10.12
Outstanding at March 29, 2015	526,935	$12.90

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

Performance-Based RSUs include the following components:

	Target	Vesting	Vesting	Units
Grant Date	Units	Year	Dependency	Awarded
February 11, 2013	47,164	2016	Sales growth	—
February 11, 2013	40,425	2016	Cash flow	—
February 14, 2014	22,538	2017	Sales growth	—
February 14, 2014	19,319	2017	Cash flow	—
February 13, 2015	32,743	2018	Sales growth	—
February 13, 2015	28,065	2018	Cash flow	—

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

Market-Based RSUs include the following components:

			Number of
	Target	Vesting	Peer Group	Units
Grant Date	Units	Year	Companies	Awarded
February 11, 2013	40,425	2016	20	—
February 11, 2013	48,750	2016	20	—
February 14, 2014	22,538	2017	15	—
February 13, 2015	32,743	2018	23	—

NOTE 13 — Fair Value Measurements

CTS uses interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. The interest rate swaps are measured at fair value on a recurring basis.  The table below summarizes CTS’ financial liability that was measured at fair value as of three month period ended March 29, 2015 and the loss recorded during the three month period March 29, 2015:

		Quoted
		Prices	Significant
	Carrying	in Active	Other	Significant	Loss for
	Value at	Markets for	Observable	Unobservable	Three Months Ended
	March 29,	Identical	Inputs	Inputs	March 29,
($ in thousands)	2015	(Level 1)	(Level 2)	(Level 3)	2015
Interest rate swap – cash flow hedge	$1,157	$—	$1,157	$—	$137

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2014 and the loss recorded during the year ended December 31, 2014:

		Quoted
		Prices	Significant
	Carrying	in Active	Other	Significant	Loss for
	Value at	Markets for	Observable	Unobservable	Year Ended
	December 31,	Identical	Inputs	Inputs	December 31,
($ in thousands)	2014	(Level 1)	(Level 2)	(Level 3)	2014
Interest rate swap – cash flow hedge	$1,020	$—	$1,020	$—	$22

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy.

The table below provides a reconciliation of the recurring financial liability related to interest rate swaps:

Interest
($ in thousands)	Rate Swaps
Balance at January 1, 2014	$(998)
Total gains (losses) for the period:
Included in earnings	488
Included in other comprehensive earnings	(510)
Balance at December 31, 2014	$(1,020)
Total gains (losses) for the period:
Included in earnings	190
Included in other comprehensive earnings	(327)
Balance at March 29, 2015	$(1,157)

CTS’ long-term debt consists of a revolving credit facility which is recorded at its carrying value. There is a readily determinable market for CTS’ revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt was measured using a market approach which uses current industry information and approximates carrying value.

NOTE 14 — Income Taxes

The effective tax rates for first quarter 2015 and 2014 are as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Effective tax rate	30.2%	43.7%

The 2015 effective tax rate reflects a change in the mix of earnings by jurisdiction, and the effect of discrete period expense that decreased the rate by 3.3% in the first quarter of 2015.  Tax expense during the three months ended March 30, 2014 includes a discrete period tax expense that increased the rate by 8.4% due to tax adjustments in the quarter.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three months ended March 29, 2015 and March 30, 2014, CTS did not accrue any interest or penalties into income tax expense.

NOTE 15 — Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-04, “Compensation –Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”.  The amended guidance permits companies to use a practical expedient which allows an employer to measure defined benefit plan assets and obligations as of the month-end date that is closest to the employer’s fiscal year-end (alternative measurement date).  An employer using this policy election must apply it consistently to all of its defined benefit plans.

In accordance with this ASU, an employer using the practical expedient is required to adjust the funded status for contributions and other significant events (as defined in paragraph 715-30-35-66) occurring between the alternative measurement date and its fiscal year-end.  Paragraph 715-30-35-66 defines a significant event as: a plan amendment, settlement, or curtailment that calls for remeasurement.  This ASU also allows employers the use of the practical expedient in interim remeasurements of significant events.

The employer would be required to disclose the election to use the practical expedient and the measurement date of the plan assets and obligations.  Early application of this ASU is permitted.  Entities must apply the guidance prospectively.

The guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The changes would be effective for employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. These provisions are not anticipated to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”.  The amendments in this ASU provide guidance to customers about a customer’s accounting for fees paid in a cloud computing arrangement.  This ASU clarifies that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts.  All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

The amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. For prospective transition, the disclosure requirements at transition include the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. These provisions are not anticipated to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  The amended guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

Early adoption of this ASU is permitted for financial statements that have not been previously issued.  Entities must apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle.  These provisions are not anticipated to have a material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition.

Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments in this update provide explicit guidance for those awards.

The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. These provisions are not anticipated to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The new revenue recognition guidance more closely aligns U.S. GAAP with International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

Step 1:Identify the contract(s) with a customer.

Step 2:Identify the performance obligations in the contract.

Step 3:Determine the transaction price.

Step 4:Allocate the transaction price to the performance obligations in the contract.

Step 5:Recognize revenue when (or as) the entity satisfies a performance obligation.

The guidance is effective for annual periods beginning on or after December 15, 2016 and interim periods within that reporting period. Early adoption is not permitted. These provisions of this guidance are still being evaluated. The impact on CTS' financial statements has not yet been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview

CTS Corporation (“CTS”, “we”, “our” or “us”) is a global manufacturer of electronic components and sensors used primarily in the automotive, communications, defense and aerospace, medical, industrial and computer markets.

Results of Operations: First Quarter 2015 versus First Quarter 2014

The following table highlights changes in significant components of the Unaudited Consolidated Statements of Earnings for the quarters ended March 29, 2015 and March 30, 2014:

	Three Months Ended			Percent of	Percent of
(Amounts in thousands, except	March 29,	March 29,	Percent	Net Sales –	Net Sales –
percentages and per share amounts)	2015	2014	Change	2015	2014
Net sales	$98,311	$100,706	(2.4)	100.0	100.0
Cost of goods sold(1)	66,175	70,091	(5.6)	67.3	69.6
Gross margin	32,136	30,615	5.0	32.7	30.4
Selling, general and administrative expenses	15,711	13,641	15.2	16.0	13.6
Research and development expenses	5,199	5,626	(7.6)	5.3	5.6
Restructuring and impairment charges	738	503	46.7	0.7	0.1
Total operating expenses	21,648	19,770	9.5	22.0	19.6
Operating earnings	10,488	10,845	(3.3)	10.7	10.8
Other (expense) income	(1,484)	(1,820)	(18.5)	(1.5)	(1.8)
Earnings before income taxes	9,004	9,025	(0.2)	9.2	9.0
Income tax expense	2,717	3,945	(31.1)	2.8	3.9
Net earnings	$6,287	$5,080	23.8	6.4	5.0
Earnings per share:
Diluted net earnings per share	$0.19	$0.15

(1)	Cost of goods sold includes restructuring related charges of $75 in 2015 and $531 in 2014.

Sales of $98,311,000 in the first quarter of 2015 decreased $2,395,000 or 2.3% from the first quarter of 2014. Sales to automotive markets decreased $3,704,000 of which approximately $2,300,000 was due to the U.S. Dollar appreciating compared to the Euro and Chinese Renminbi. Other sales increased $1,309,000 related to higher shipments of piezo products.

Gross margin as a percent of sales was 32.7% in the first quarter of 2015 compared to 30.4% in the first quarter of 2014. The increase in gross margin resulted from continued efficiency gains, material and labor productivity projects and savings from restructuring projects implemented over the past several quarters. The impact of foreign currency on gross margin was negligible.  The unfavorable impact on sales was offset by a favorable impact on cost as the U.S. Dollar appreciated against various local currencies in countries in which we have manufacturing operations.

Selling, general and administrative expenses were $15,711,000 or 16.0% of sales in the first quarter of 2015 versus $13,641,000 or 13.9% of sales in the comparable quarter of 2014. The increase in the first quarter of 2015 was due to an increase in selling and marketing expenses to drive growth initiatives.

Research and development expenses were $5,199,000 or 5.3% of sales in the first quarter of 2015 compared to $5,626,000 or 5.6% of sales in the comparable quarter of 2014. The decrease relates to the timing of certain projects.

Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring and impairment charges in the first quarter totaled $738,000 and consist primarily of accruals for severance costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities and severance costs in China, Mexico and the U.K. and at CTS’ corporate office. The first quarter 2014 restructuring charges totaled $503,000 and consist primarily of severance accruals related to the consolidation of CTS’ U.K. manufacturing facility into the Czech Republic facility and consolidation of CTS’ Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility.  Restructuring related costs included in cost of goods sold are primarily equipment related relocation costs which were higher in the first quarter of 2014 when compared to the first quarter of 2015.

Operating earnings were $10,488,000 or 10.7% of sales in the first quarter of 2015 compared to $10,845,000 or 10.8% of sales in the comparable quarter of 2014 as a result of the items discussed above. Other income and expense items are summarized in the following table:

	Three Months Ended
	March 29,	March 29,
($ in thousands)	2015	2014
Interest expense	$(588)	$(613)
Interest income	788	564
Other (expense) income, net	(1,684)	(1,771)
Total other (expense) income	$(1,484)	$(1,820)

Interest expense decreased slightly in the first quarter of 2015 versus the first quarter of 2014. Interest income increased primarily due to higher cash balances. Other expense in the first quarter of 2015 and 2014 was driven by foreign currency translation losses, primarily due to the appreciation of the U.S. Dollar compared to the Euro in the first quarter of 2015 and the appreciation of the U.S. Dollar compared to the Chinese Renminbi in the first quarter of 2014.

	Three Months Ended
	March 29,	March 29,
	2015	2014
Effective tax rate	30.2%	43.7%

The effective income tax rate for the first quarter of 2015 was 30.2% which reflects a change in the mix of earnings by jurisdiction and the effect of discrete period expense that decreased the rate by 3.3% in the first quarter of 2015.  The first quarter of 2014 effective rate includes a discrete period tax expense that increased the rate by 8.4% due to tax adjustments in the quarter.

Net earnings were $6,287,000 or $0.19 per diluted share in the first quarter of 2015 compared to net earnings of $5,080,000 or $0.15 per diluted share in the comparable quarter of 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $138,333,000 at March 29, 2015 and $134,508,000 at December 31, 2014. The increase in cash and cash equivalents was driven by cash generated from operations and financing activities which exceeded the cash used for investing activities. Total debt as of March 29, 2015 was $83,200,000 and at December 31, 2014 was $75,000,000. Total debt as a percentage of total capitalization was 22.1% at March 29, 2015 compared to 20.6% at

December 31, 2014. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $11,441,000 from December 31, 2014 to March 29, 2015, primarily due to a $10,162,000 increase in accounts receivable and a $3,825,000 increase in cash and cash equivalents which were partially offset by a $2,043,000 increase in accrued liabilities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $483,000 during the first three months of 2015. Components of net cash provided by operating activities included net earnings of $6,287,000, depreciation and amortization expense of $4,065,000 and net changes of other non-cash items such as the prepaid pension asset, equity based compensation, restructuring charges and amortization of retirement benefits totaling $1,695,000 which were offset by net changes in current assets and current liabilities of $11,564,000. The net changes in assets and liabilities were primarily driven by an increase in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities for the first three months of 2015 was $1,191,000 which was primarily for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first three months of 2015 was $4,088,000. The primary driver for the cash inflow from financing activities was an $8,200,000 increase in net borrowings which was partially offset by $2,893,000 paid to purchase shares of CTS common stock and $1,336,000 of dividend payments.

Capital Resources

CTS has an unsecured revolving credit facility, which matures on January 10, 2017.

Long‑term debt was comprised of the following:

	March 29,	December 31,
($ in thousands)	2015	2014
Revolving credit facility due in 2017	$83,200	$75,000
Weighted average interest rate	1.4%	1.9%
Amount available	$114,335	$122,535
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,465	$2,465
Commitment fee percentage per annum	0.25	0.25

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at March 29, 2015.

CTS uses interest rate swaps to convert the revolving credit facility’s variable rate of interest into a fixed rate. In the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50,000,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $25,000,000 of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

During the first quarter of 2015, we repurchased 164,852 shares of CTS common stock at a total cost of $2,893,000 or an average price of $17.55 per share.

As of March 29, 2015, CTS’ intent is to permanently reinvest funds outside the U.S. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits. CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested.

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

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•Credit reviews of all new customer accounts,

•Ongoing credit evaluations of current customers,

•Credit limits and payment terms based on available credit information,

•Adjustments to credit limits based upon payment history and the customer’s current credit worthiness,

•An active collection effort by regional credit functions, reporting directly to the corporate financial officers, and

•Limited credit insurance on the majority of our international receivables.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable allowance varied from 0.2% to 0.9% of total accounts receivable. We believe our allowance for doubtful accounts is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first‑in, first‑out (“FIFO”) method, or the current estimated market value. We review inventory quantities on hand and record a reserve for excess and obsolete inventory based on forecasts of product demand and production requirements.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 8.1% to 15.6% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

Retirement Plans

Actuarial assumptions are used in determining pension income and expense and our pension benefit obligation. We utilize actuaries from consulting companies in each country to develop our discount rates that match high‑quality bonds currently available and expected to be available during the period to maturity of the pension benefit in order to provide the necessary future cash flows to pay the accumulated benefits when due. After considering the recommendations of our actuaries, we have assumed a discount rate, expected rate of return on plan assets and a rate of compensation increase in determining our annual pension income and expense and the projected benefit obligation. During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted. Changes in the actuarial assumptions could have a material effect on our results of operations.

Valuation of Goodwill

Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•Significant adverse change in legal factors or in the business climate,

•Adverse action or assessment by a regulator,

•Unanticipated competition,

•Loss of key personnel,

•More‑likely‑than‑not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•Testing for recoverability of a significant asset group within a reporting unit, and

•Allocation of a portion of goodwill to a business to be disposed of.

If CTS believes that one or more of the above indicators of impairment have occurred, it performs an impairment test. The performance of the test involves a two‑step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using two valuation methods: Income Approach — Discounted Cash Flow Method and Market Approach — Guideline Public Company Method. The approach defined below is based upon our last impairment test conducted as of December 31, 2014.

Under the “Income Approach — Discounted Cash Flow Method”, the key assumptions consider sales, cost of sales and operating expenses projected through the year 2018. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues and operating expenses, and margin assumptions. The fourth key assumption under this approach is the discount rate which is determined by looking at current risk‑free rates of capital, current market interest rates and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change which could result in impairment.

Under the “Market Approach — Guideline Public Company Method”, we identified eight publicly traded companies, including CTS, which we believe have significant relevant similarities. For these eight companies, we calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the Income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates were the key assumptions utilized. The market prices of CTS and other guideline company shares are key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

The results of these two methods are weighted based upon management’s determination. The Market approach is based upon historical and current economic conditions, which might not reflect the long‑term prospects or opportunities for CTS’ business being evaluated.

If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

There have not been any significant changes to our impairment testing methodology other than updating the assumptions to reflect the current market environment. As discussed above, key assumptions used in the first step of the goodwill impairment test were determined by management utilizing the internal operating plan. The key assumptions utilized include forecasted growth rates for revenues and operating expenses as well as a discount rate which is determined by looking at current risk‑free rates of capital, current market interest rates and the evaluation of a risk premium relevant to the business segment. CTS will monitor future results and will perform a test if indicators trigger an impairment review.

We test the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based upon our latest assessment, we determined that our goodwill was not impaired as of the end of December 2014.

Valuation of Long‑Lived and Other Intangible Assets

We evaluate the impairment of identifiable intangibles and other long‑lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered that may trigger an impairment review consist of:

•Significant underperformance relative to expected historical or projected future operating results,

•Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•Significant negative industry or economic trends,

•Significant decline in CTS’ stock price for a sustained period, and

•Significant decline in market capitalization relative to net book value.

If CTS believes that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test has failed in the case of amortizable assets, it measures impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows.

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

CTS earns a significant amount of its operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. CTS does not intend to repatriate funds, however, should CTS require more capital in the U.S. than is generated by our operations locally, CTS could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Repatriation could result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Customer A	9.5%	10.0%

No other customer accounted for 10% or more of total net sales during these periods.

Forward‑Looking Statements

This document contains statements that are, or may be deemed to be, forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward‑looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward‑looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward‑looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters as well as any product liability claims; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these and other risks and uncertainties are discussed in further detail in Item 1A. of this Annual Report on Form 10‑K for the fiscal year ended December 31, 2014. We undertake no obligation to publicly update our forward‑looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk since December 31, 2014.

Item 4.   Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 29, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota. In January 2010, Toyota initiated a recall of a substantial number of vehicles in North America containing pedals manufactured by CTS. The recall expanded to include vehicles in Europe and Asia. The pedal recall and associated events have led to us being named as a co‑defendant with Toyota in certain litigation. CTS is not aware of any legal actions filed in Asia or Europe against CTS at this time.

In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, certain third‑party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles. If it is determined that CTS acted negligently in selecting materials or processes where we had sole control over the selection process, in failing to meet Toyota’s specifications, or in making unapproved changes in component design or materials, and such negligence caused or contributed to a claim, we will be responsible for any judgment that may be rendered against us individually, or any portion of a judgment that may be allocated to us, but limited only to the extent of insurance collected from our insurers. Toyota would remain responsible to defend CTS in these actions and would remain responsible for any balance of the remaining liability over amounts recovered by insurance. The agreement also does not cover costs or liabilities in connection with government investigations, government hearings, or government recalls. CTS cannot assure that Toyota will not seek to recover a portion of its recall‑related costs from CTS, or that the insurance CTS carries will be sufficient to cover such costs.

Presently, we have been served process and are a named co‑defendant with Toyota in thirty‑one lawsuits. The claims generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co‑defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

Certain other claims are pending against us with respect to matters arising out of the ordinary conduct of our business.  For all other claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs have been accrued or the ultimate anticipated costs will not materially affect our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no significant changes to our risk factors since December 31, 2014.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock made by the Company during the three months ended March 29, 2015:

			(c)
			Total Number	(d)
	(a)		of Shares	Maximum Number of
	Total Number of	(b)	Purchased as	Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(1)
Balance at December 31, 2014				588,619
January 1, 2015 – January 25, 2015	—	$—	—	588,619
January 26, 2015 – February 22, 2015	—	$—	—	588,619
February 23, 2015 – March 29, 2015	164,852	$17.55	164,852	423,767
Total	164,852	$17.55	164,852

(1)

On June 11, 2013, CTS announced that its Board of Directors authorized another program to repurchase up to one million shares of its common stock in the open market. The authorization has no expiration.

Item 6.  Exhibits

(10)(a)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 18, 2015).

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Robert J. Patton	/s/ Ashish Agrawal
Robert J. Patton Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: April 28, 2015	Dated: April 28, 2015