Form 10-Q
period 2015-06-28
CTS CORP
filed 2015-07-28
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 28, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2015: 32,828,731.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$100,071	$102,980	$198,382	$203,686
Costs and expenses:
Cost of goods sold	66,698	69,157	132,873	139,248
Selling, general and administrative expenses	15,224	15,813	30,935	29,454
Research and development expenses	5,487	5,332	10,686	10,958
Restructuring and impairment charges	2,118	2,733	2,856	3,236
Operating earnings	10,544	9,945	21,032	20,790
Other (expense) income:
Interest expense	(653)	(582)	(1,241)	(1,195)
Interest income	853	688	1,641	1,252
Other	115	(409)	(1,569)	(2,180)
Total other (expense) income	315	(303)	(1,169)	(2,123)

Earnings before income taxes	10,859	9,642	19,863	18,667
Income tax (benefit) expense	(8,221)	3,281	(5,504)	7,226
Net earnings	$19,080	$6,361	$25,367	$11,441

Earnings per share:
Basic	$0.58	$0.19	$0.76	$0.34
Diluted	$0.57	$0.19	$0.75	$0.33

Basic weighted – average common shares outstanding:	33,080	33,741	33,243	33,725
Effect of dilutive securities	471	467	497	519
Diluted weighted – average common shares outstanding	33,551	34,208	33,740	34,244

Cash dividends declared per share	$0.040	$0.040	$0.080	$0.080

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net earnings	$19,080	$6,361	$25,367	$11,441
Other comprehensive (loss) earnings:
Changes in fair market value of hedges, net of tax	69	(147)	(17)	(107)
Changes in unrealized pension cost, net of tax	705	887	1,962	1,801
Cumulative translation adjustment, net of tax	1,491	617	388	821
Other comprehensive earnings	$2,265	$1,357	$2,333	$2,515
Comprehensive earnings	$21,345	$7,718	$27,700	$13,956

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited) June 28,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$146,791	$134,508
Accounts receivable, net	63,046	56,894
Inventories, net	30,424	27,887
Other current assets	21,400	21,112
Total current assets	261,661	240,401
Property, plant and equipment, net	70,166	71,414
Other Assets
Prepaid pension asset	36,563	32,099
Goodwill	32,047	32,047
Indefinite-lived intangible asset	690	690
Other intangible assets, net	33,945	35,902
Deferred income taxes	53,088	43,120
Other	1,110	1,253
Total other assets	157,443	145,111
Total Assets	$489,270	$456,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$45,724	$43,343
Accrued payroll and benefits	10,364	11,283
Accrued liabilities	27,395	25,356
Total current liabilities	83,483	79,982
Long-term debt	88,700	75,000
Post retirement obligations	2,908	3,049
Other long-term obligations	8,647	9,106
Shareholders’ Equity
Common stock	300,869	299,892
Additional contributed capital	40,237	39,153
Retained earnings	402,863	380,145
Accumulated other comprehensive loss	(101,900)	(104,233)
Total shareholders’ equity before treasury stock	642,069	614,957
Treasury stock	(336,537)	(325,168)
Total shareholders’ equity	305,532	289,789
Total Liabilities and Shareholders’ Equity	$489,270	$456,926

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Six Months Ended
	June 28, 2015	June 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$25,367	$11,441
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,093	8,401
Amortization of retirement benefit adjustments	3,297	2,906
Equity-based compensation	2,362	1,179
Restructuring charges	2,856	3,236
Prepaid pension asset	(4,422)	(4,208)
Gain on sale of fixed assets	(1)	(1,855)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6,628)	1,346
Inventories	(2,914)	3,632
Accounts payable	1,556	(3,145)
Accrued liabilities	(3,292)	(10,864)
Income taxes payable	1,210	(357)
Deferred income taxes	(11,243)	2,714
Other	(747)	(4,370)
Total adjustments	(9,873)	(1,385)
Net cash provided by operating activities	15,494	10,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,905)	(5,991)
Proceeds from sale of assets	3	1,910
Net cash used in investing activities	(3,902)	(4,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(562,300)	(482,400)
Proceeds from borrowings of long-term debt	576,000	483,600
Payments of short-term notes payable	—	(778)
Proceeds from borrowings of short-term notes payable	—	778
Purchase of treasury stock	(11,369)	(3,732)
Dividends paid	(2,668)	(2,693)
Exercise of stock options	64	1,328
Other	147	222
Net cash used in financing activities	(126)	(3,675)
Effect of exchange rate on cash and cash equivalents	817	562
Net increase in cash and cash equivalents	12,283	2,862
Cash and cash equivalents at beginning of year	134,508	124,368
Cash and cash equivalents at end of year	$146,791	$127,230
Supplemental cash flow information
Cash paid for Interest	$1,046	$834
Cash paid for Income taxes, net	$4,248	$4,737

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 28, 2015

NOTE 1—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014.

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

NOTE 2 – Accounts Receivable

The components of accounts receivable are as follows:

	As of
	June 28,	December 31,
($ in thousands)	2015	2014
Accounts receivable, gross	$63,174	$56,994
Less: Allowance for doubtful accounts	(128)	(100)
Accounts receivable, net	$63,046	$56,894

NOTE 3 – Inventories

Inventories consist of the following:

	As of
	June 28,	December 31,
($ in thousands)	2015	2014
Finished goods	$12,922	$11,728
Work-in-process	8,000	7,297
Raw materials	16,297	15,562
Less: Inventory reserves	(6,795)	(6,700)
Inventories, net	$30,424	$27,887

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	June 28,	December 31,
($ in thousands)	2015	2014
Land	$3,044	$3,044
Buildings and improvements	68,371	67,269
Machinery and equipment	188,507	185,999
Less: Accumulated depreciation	(189,756)	(184,898)
Property, plant and equipment, net	$70,166	$71,414

NOTE 5 – Retirement Plans

Pension Plans

Net pension income for our domestic and foreign plans was as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net pension income	$(530)	$(454)	$(1,059)	$(1,080)

Net pension (income) expense breakdown for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
Three months:	Three Months Ended		Three Months Ended
($ in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$42	$48	$16	$21
Interest cost	2,815	3,053	124	155
Expected return on plan assets (1)	(5,068)	(5,208)	(134)	(170)
Amortization of loss	1,585	1,416	90	59
Other cost due to retirement	—	172	—	—
(Income) expense, net	$(626)	$(519)	$96	$65

	Domestic Pension Plans		Foreign Pension Plans
Six months:	Six Months Ended		Six Months Ended
($ in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$86	$96	$33	$42
Interest cost	5,629	6,111	247	305
Expected return on plan assets (1)	(10,136)	(10,416)	(267)	(337)
Amortization of loss	3,169	2,829	180	118
Other cost due to retirement	—	172	—	—
(Income) expense, net	$(1,252)	$(1,208)	$193	$128

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Postretirement Benefit Plan

Net postretirement expense for our postretirement plan includes the following components:

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Other postretirement benefit plan
Service cost	$1	$1	$2	$2
Interest cost	51	58	102	115
Amortization of gain	(25)	(40)	(50)	(79)
Postretirement expense	$27	$19	$54	$38

NOTE 6 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	June 28, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(25,752)	$26,052
Patents	10,319	(10,319)	—
Other intangibles	12,270	(4,377)	7,893
Other intangible assets, net	$74,393	$(40,448)	$33,945

Amortization expense for the three months ended June 28, 2015		$984

Amortization expense for the six months ended June 28, 2015		$1,957

	As of
	December 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(24,415)	$27,389
Patents	10,319	(10,319)	—
Other intangibles	12,270	(3,757)	8,513
Other intangible assets, net	$74,393	$(38,491)	$35,902

Amortization expense for the three months ended June 29, 2014		$1,045

Amortization expense for the six months ended June 29, 2014		$2,079

Amortization expense remaining for other intangible assets is as follows:

($ in thousands)	Amortization expense
2015	$1,992
2016	3,647
2017	3,569
2018	3,484
2019	3,475
Thereafter	17,778
Total amortization expense	$33,945

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as follows: restructuring related charges are recorded as a component of Cost of Goods Sold, and restructuring and impairment charges are reported on a separate line and included in Operating Earnings.  Total restructuring, impairment and restructuring related charges were $2,335,000 for the three month period and $3,148,000 for the six month period ended June 28, 2015.  Total restructuring, impairment and restructuring related charges were $3,072,000 for the three month period ended and $4,146,000 for the six month period ended June 29, 2014.

Restructuring related charges were $217,000 for the three month period and $292,000 for the six month period ended June 28, 2015.  Restructuring related charges were $338,000 for the three month period and $910,000 for the six month period ended June 29, 2014.  Restructuring and impairment charges were $2,118,000 for the three month period and $2,856,000 for the six month period ended June 28, 2015.  Restructuring and impairment charges were $2,733,000 for the three month period and $3,236,000 for the six month period ended June 29, 2014.

During April 2014, CTS announced plans to restructure its operations and consolidate its Canadian operations into other existing CTS facilities as part of CTS’ overall plan to simplify its business model and rationalize its global footprint (“April 2014 Plan”).

During the second quarter of 2015, CTS management revised the April 2014 Plan.  The amendment added an additional $4,250,000 in planned costs.  Additional administrative and legal costs are estimated to account for $1,300,000 of additional restructuring and impairment charges due to the extension of the timing of the plant shutdown.  The remaining $2,950,000 in restructuring related charges are for additional costs related to equipment relocation, training, travel and shipping costs to facilitate an effective transition.  The above actions are expected to be substantially complete in 2015.

These restructuring actions will result in the elimination of approximately 120 positions. These actions are expected to be completed in 2015. The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through June 28, 2015:

		Actual costs
	Planned	incurred through
($ in thousands) April 2014 Plan	Costs	June 28, 2015
Inventory write-down	$850	$—
Equipment relocation	1,800	135
Other charges	1,400	82
Restructuring related charges, included in cost of goods sold	$4,050	$217

Workforce reduction	$4,200	$3,888
Asset impairment charge	—	—
Other charges, including pension termination costs	1,700	1,459
Restructuring and impairment charges	$5,900	$5,347

Total restructuring, impairment and restructuring related charges	$9,950	$5,564

Under the April 2014 Plan, restructuring and impairment charges were $1,516,000 in the three month period and $1,877,000 in the six month period ended June 28, 2015.  Restructuring and impairment charges were $2,405,000 for the three and six month periods ended June 29, 2014.  Restructuring related charges were $217,000 for the three and six month periods ended June 28, 2015.  Restructuring related charges were $0 for the three and six month periods ended June 29, 2014.

During June 2013, CTS announced a restructuring plan to simplify CTS’ global footprint by consolidating manufacturing facilities into existing locations (“June 2013 Plan”).  The June 2013 Plan includes the consolidation of operations from the U.K. manufacturing facility into the Czech Republic facility, the Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility and to discontinue manufacturing at its Singapore facility.   Certain Corporate functions were consolidated or eliminated as a result of the June 2013 Plan.

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

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through June 28, 2015:

	Planned	Actual costs incurred through
($ in thousands) June 2013 Plan	Costs	June 28, 2015
Inventory write-down	$800	$1,143
Equipment relocation	900	1,792
Other charges	100	652
Restructuring-related charges, included in cost of goods sold	$1,800	$3,587

Workforce reduction	$10,150	$8,793
Asset impairment charge	3,000	4,258
Other charges, including pension termination costs	7,650	1,740
Restructuring and impairment charges	$20,800	$14,791

Total restructuring and restructuring-related charges	$22,600	$18,378

Under the June 2013 Plan, total restructuring, impairment and restructuring related charges incurred were $602,000 for the three month period June 28, 2015 and were $1,054,000 for the six month period ended June 28, 2015.  Total restructuring, impairment and restructuring related charges incurred were $667,000 for the three month period June 29, 2014 and were $1,741,000 for the six month period ended June 28, 2014. For the three month period June 28, 2015, the restructuring related charges were $0 and the restructuring and impairment charges were $602,000.  For the three month period June 29, 2014, the restructuring related charges were $338,000 and the restructuring and impairment charges were $329,000.  For the six month period June 28, 2015, the restructuring related charges were $75,000 and the restructuring and impairment charges were $979,000.  For the six month period ended June 29, 2014, the restructuring related charges were $910,000 and the restructuring and impairment charges were $832,000.

The following table displays the restructuring reserve activity for the period ended June 28, 2015:

($ in thousands) June 2013 Plan and April 2014 Plan
Restructuring liability at January 1, 2015	$3,904
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	3,148
Cost paid	(2,849)
Restructuring liability at June 28, 2015	$4,203

NOTE 8 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	June 28,	December 31,
($ in thousands)	2015	2014
Accrued product related costs	$4,020	$5,216
Accrued income taxes	4,560	3,346
Accrued property and other taxes	3,032	2,547
Dividends payable	1,316	1,336
Remediation and monitoring reserves	4,980	3,918
Other accrued liabilities	9,487	8,993
Total accrued liabilities	$27,395	$25,356

NOTE 9 – Contingencies

Certain processes in the manufacture of CTS’ current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency (“EPA”), state environmental agencies and, in some cases, generator groups, that it is or may be a potentially responsible party regarding hazardous substances at several sites either owned, not owned or operated by CTS. Some sites are Superfund sites such as in Asheville, North Carolina and Mountain View, California.  Estimating our degree of responsibility for remediation is inherently difficult.  CTS recognizes and accrues for an estimated remediation liability when it determines that such liability is probable and estimable.  As a result of this practice, to provide for certain groundwater remedial work expected to commence in 2016 relating to the Asheville site, CTS increased its accrual for remediation and monitoring reserves, as set forth in Note 8.  This increased amount reflects the most probable costs to remediate identified environmental conditions at the site for which costs can be reasonably estimated.  CTS understands that some additional work may be needed to investigate and/or remediate groundwater that has migrated from the former plant property at Asheville, but the scope of the work has yet to be determined with the EPA.  As assessments and cleanups proceed, the reserve will be adjusted based on progress made in determining the extent of remedial actions and related costs.  In the opinion of management, based upon presently available information relating to all such matters, adequate provision for probable and estimable costs has been made.

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

NOTE 10 - Debt

Long-term debt was comprised of the following:

	As of
	June 28,	December 31,
($ in thousands)	2015	2014
Revolving credit facility due in 2017	$88,700	$75,000
Weighted average interest rate	1.4%	1.5%
Amount available	$108,985	$122,535
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,315	$2,465
Commitment fee percentage per annum	0.25	0.25

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility.  CTS was in compliance with all debt covenants at June 28, 2015.  The revolving credit facility requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving credit facility contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the revolving credit facility fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit facility.  The commitment fee varies based on the quarterly leverage ratio.

CTS has debt issuance costs related to its long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $50,000 for the three months ended June 28, 2015 and approximately $100,000 for the six months ended June 28, 2015 and was recognized as interest expense.

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

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other comprehensive income. The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income that is expected to be reclassified into earnings within the next twelve months is approximately $480,000.  Interest rate swaps activity recorded in Other comprehensive earnings before tax includes the following:

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Unrealized loss	$(82)	$(360)	$(409)	$(414)
Realized gain reclassified to interest expense	$192	$122	$382	$240

Interest rate swaps included on the balance sheets are comprised of the following:

	As of
	June 28,	December 31,
($ in thousands)	2015	2014
Accrued liabilities	$788	$640
Other long-term obligations	$259	$380

NOTE 11 – Other Comprehensive Income

Shareholders’ equity includes certain items classified as Accumulated other comprehensive (loss) income (“AOCI”) in the Consolidated Balance Sheets, including:

•

Unrealized gains (losses) on hedges relate to interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. These hedges are designated as cash flow hedges, and CTS has deferred income statement recognition of gains and losses until the hedged transaction occurs.  Amounts reclassified to income from AOCI for hedges are included in interest expense.  Further information related to CTS’ interest rate swaps is included in NOTE 10 – Debt and NOTE 14 – Fair Value Measurement.

•

Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized.  Amounts reclassified to income from AOCI are included in net periodic pension expense.  Further information related to CTS’ pension obligations is included in NOTE 5 – Retirement Plans.

•

Cumulative translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. CTS is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.  Changes in exchange rates between the functional currency and the currency in which a transaction is denominated is a foreign exchange transaction gain or loss. Transaction loss for the six month period ended June 28, 2015 was $1,563,000 which is included in Other in the Condensed Consolidated Statement of Earnings.

The components of other comprehensive loss for the three months ended June 28, 2015 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	March 29,	Recognized	from AOCI	June 28,
($ in thousands)	2015	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,157)	$(82)	$192	$(1,047)
Income tax (benefit)	(435)	(31)	72	(394)
Net	(722)	(51)	120	(653)

Changes in unrealized pension cost:
Gross	(167,361)	1,199	—	(166,162)
Income tax (benefit)	(64,451)	494	—	(63,957)
Net	(102,910)	705	—	(102,205)

Cumulative translation adjustment:
Gross	(491)	1,064	—	573
Income tax (benefit)	42	(427)	—	(385)
Net	(533)	1,491	—	958
Total accumulated other comprehensive (loss) income	$(104,165)	$2,145	$120	$(101,900)

The components of other comprehensive loss for the three months ended June 29, 2014 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	March 30,	Recognized	from AOCI	June 29,
($ in thousands)	2014	in OCI	to income	2014
Changes in fair market value of hedges:
Gross	$(934)	$(358)	$122	$(1,170)
Income tax (benefit)	(378)	(136)	47	(467)
Net	(556)	(222)	75	(703)

Changes in unrealized pension cost:
Gross	(136,683)	1,251	172	(135,260)
Income tax (benefit)	(54,492)	470	66	(53,956)
Net	(82,191)	781	106	(81,304)

Cumulative translation adjustment:
Gross	1,082	388	—	1,470
Income tax (benefit)	(926)	(229)	—	(1,155)
Net	2,008	617	—	2,625
Total accumulated other comprehensive (loss) income	$(80,739)	$1,176	$181	$(79,382)

The components of other comprehensive loss for the six months ended June 28, 2015 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	June 28,
($ in thousands)	2014	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,020)	$(409)	$382	$(1,047)
Income tax (benefit)	(384)	(154)	144	(394)
Net	(636)	(255)	238	(653)

Changes in unrealized pension cost:
Gross	(169,291)	3,129	—	(166,162)
Income tax (benefit)	(65,124)	1,167	—	(63,957)
Net	(104,167)	1,962	—	(102,205)

Cumulative translation adjustment:
Gross	245	328	—	573
Income tax (benefit)	(325)	(60)	—	(385)
Net	570	388	—	958
Total accumulated other comprehensive (loss) income	$(104,233)	$2,095	$238	$(101,900)

The components of other comprehensive loss for the six months ended June 29, 2014 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	June 29,
($ in thousands)	2013	in OCI	to income	2014
Changes in fair market value of hedges:
Gross	$(998)	$(412)	$240	$(1,170)
Income tax (benefit)	(402)	(157)	92	(467)
Net	(596)	(255)	148	(703)

Changes in unrealized pension cost:
Gross	(138,133)	2,701	172	(135,260)
Income tax (benefit)	(55,028)	1,006	66	(53,956)
Net	(83,105)	1,695	106	(81,304)

Cumulative translation adjustment:
Gross	949	521	—	1,470
Income tax (benefit)	(855)	(300)	—	(1,155)
Net	1,804	821	—	2,625
Total accumulated other comprehensive (loss) income	$(81,897)	$2,261	$254	$(79,382)

NOTE 12 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 28,	December 31,
	2015	2014
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,240,253	56,101,700
Shares outstanding	32,903,731	33,392,060
Treasury stock
Shares held	23,336,522	22,709,640

CTS uses the cost method to account for its common stock purchases. During the six month period ended June 28, 2015, CTS purchased 626,882 shares of common stock for an aggregate of $11,369,132 under a board-authorized share repurchase plan. For the six month period ended June 29, 2014, CTS purchased 211,270 shares of common stock for an aggregate of $3,732,000. Approximately 9,517,922 shares are available for future issuances.

A roll forward of common shares outstanding is as follows:

	Six Months Ended
	June 28, 2015	June 29, 2014

Balance at the beginning of the year	33,392,060	33,558,864
Repurchases	(626,882)	(211,270)
Shares issued upon exercise of stock options	5,200	101,350
Restricted share issuances	133,353	169,937
Balance at the end of the period	32,903,731	33,618,881

NOTE 13 - Equity-Based Compensation

At June 28, 2015, CTS had five equity-based compensation plans:  the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”).  Future grants can only be made under the 2014 Plan.

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

The following table summarizes the compensation expense included in Selling, general and administrative expenses in the Consolidated Statements of Earnings related to equity-based compensation plans:

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service-Based RSUs	$400	$210	$949	$683
Performance-Based RSUs	251	99	771	273
Market-Based RSUs	191	91	642	223
Total	$842	$400	$2,362	$1,179
Income tax benefit	$317	$153	$888	$450

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	compensation	Weighted-
	expense at	average
($ in thousands)	June 28, 2015	period
Service-Based RSUs	$1,886	1.2	years
Performance-Based RSUs	1,656	1.4	years
Market-Based RSUs	988	1.3	years
Total	$4,530

CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 28, 2015:

	2014 Plan	2009 Plan	2004 Plan	2001 Plan
Awards originally available	1,500,000	3,400,000	6,500,000	2,000,000
Stock options outstanding	—	—	—	—
RSUs outstanding	78,947	248,389	129,025	—
Options exercisable	—	—	—	—
Awards available for grant	1,352,075	1,617,062	106,423	—

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

A summary of the status of stock options as of June 28, 2015, and changes during the period then ended, is presented below:

	Six Months Ended
	June 28, 2015
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	5,200	$12.35
Exercised	(5,200)	$12.35
Outstanding at end of period	—	$—
Exercisable at end of period	—	$—

Performance-Based Stock Options

During the second quarter of 2015, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 430,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain CTS employees under the 2014 Plan.  The Performance-Based Option Awards, which have a grant date of May 26, 2015 and a grant date fair value of $18.37, are subject to the terms of the 2014 Plan.  The Performance-Based Option Awards generally have a term of five years and generally will become exercisable (provided the optionee remains employed by CTS or an affiliate) upon CTS’ attainment of at least $600,000,000 in revenues during any of CTS’ four-fiscal-quarter trailing periods (as determined by the Committee) during the term.  CTS has not recognized any expense on these Performance-Based Option Awards for the six months ended June 28, 2015 since the revenue target is not likely to be attained, based upon the Company’s earnings history and forecast, at this time.

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

A summary of the status of RSUs is presented below:

	Six Months Ended
	June 28, 2015
		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at January 1, 2015	517,965	$12.06
Granted	114,025	16.93
Converted	(163,633)	12.34
Forfeited	(11,996)	16.78
Outstanding at June 28, 2015	456,361	$13.05

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

Performance-Based RSUs include the following components:

	Target	Vesting	Vesting	Units
Grant Date	Units	Year	Dependency	Awarded
February 11, 2013	47,164	2016	Sales growth	—
February 11, 2013	40,425	2016	Cash flow	—
February 14, 2014	22,538	2017	Sales growth	—
February 14, 2014	19,319	2017	Cash flow	—
February 13, 2015	30,993	2018	Sales growth	—
February 13, 2015	26,565	2018	Cash flow	—

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

Market-Based RSUs include the following components:

			Number of
	Target	Vesting	Peer Group	Units
Grant Date	Units	Year	Companies	Awarded
February 11, 2013	40,425	2016	20	—
February 11, 2013	48,750	2016	20	—
February 14, 2014	22,538	2017	15	—
February 13, 2015	30,993	2018	23	—

NOTE 14 — Fair Value Measurements

CTS uses interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. The interest rate swaps are measured at fair value on a recurring basis.  The table below summarizes CTS’ financial liability that was measured at fair value as of three month period June 28, 2015 and the loss recorded during the six month period ended June 28, 2015:

		Quoted
		Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant	Loss for
	Value at	Identical	Observable	Unobservable	Six Months Ended
	June 28,	Instruments	Inputs	Inputs	June 28,
($ in thousands)	2015	(Level 1)	(Level 2)	(Level 3)	2015
Interest rate swap – cash flow hedge	$1,047	$—	$1,047	$—	$27

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2014 and the loss recorded during the year ended December 31, 2014:

		Quoted
		Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant	Loss for
	Value at	Identical	Observable	Unobservable	Year Ended
	December 31,	Instruments	Inputs	Inputs	December 31,
($ in thousands)	2014	(Level 1)	(Level 2)	(Level 3)	2014
Interest rate swap – cash flow hedge	$1,020	$—	$1,020	$—	$488

The fair value of CTS’ interest rate swaps were measured using a market approach which uses current industry information. There is a readily determinable market and these swaps are classified within level 2 of the fair value hierarchy.

The table below provides a reconciliation of the recurring financial liability related to interest rate swaps:

Interest
($ in thousands)	Rate Swaps
Balance at January 1, 2014	$(998)
Total gains (losses) for the period:
Included in earnings	488
Included in other comprehensive earnings	(510)
Balance at December 31, 2014	$(1,020)
Total gains (losses) for the period:
Included in earnings	382
Included in other comprehensive earnings	(409)
Balance at June 28, 2015	$(1,047)

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

NOTE 15 — Income Taxes

The effective tax rates for 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Effective tax rate	(75.7)%	34.0%	(27.7)%	38.7%

The 2015 effective tax rate for the three months ended June 28, 2015 reflects two significant discrete items.  First, there was an increase in the effective rate of 45.7 percentage points due to a reserve on an uncertain tax position.  Second, there was a decrease in the effective rate of 145.5 percentage points due to CTS’ intent to file amended tax returns for years ended 2006 to 2013, in which the treatment of foreign taxes will be changed from deductions to credits.   For the six months ended June 28, 2015, the effect of the uncertain tax benefits increased the effective tax rate by 25.0 percentage points and the effect of amending the tax returns for 2006 to 2013 decreased the effective rate by 79.5 percentage points.

The 2014 effective tax rate reflected the effect of a tax adjustment that decreased the effective rate by 2.6 percentage points in the second quarter of 2014 and increased the effective rate by 2.7 percentage points in the first six months of 2014.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three and six months ended June 28, 2015 CTS accrued approximately $820,000 of potential interest into income tax expense related to a foreign tax item.  For the three and six months ended June 29, 2014, CTS did not accrue any interest or penalties into income tax expense.

NOTE 16 — Recent Accounting Pronouncements

ASU 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115”

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115”.  This ASU amends various SEC paragraphs included in the FASB’s ASC to reflect the issuance of Staff Accounting Bulletin (“SAB”) No. 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin series and brings existing guidance into conformity with ASU 2014-17, Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.

An acquired entity is not only able to apply this amendment to change in control events occurring after the effective date, but is also permitted to apply pushdown accounting as a change in accounting principle to its most recent change in control event that had occurred before the effective date of this new amendment. The decision to apply pushdown accounting to a specific change in control event, if elected by an acquiree, is irrevocable.

The amendment also amends the reporting for a bargain purchase option. The acquired entity would not report a gain in its income statement as a result of a bargain purchase. Rather, the acquiree shall recognize the bargain purchase gain recognized by the acquirer as an adjustment to additional paid-in capital.

This amendment is effective immediately.  These provisions are not anticipated to have a material impact on our financial statements.

ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”.  This ASU permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment.  This amendment applies to reporting entities that elect to measure the fair value of an investment within the scope of paragraphs 820-10-15-4 through 15-5 using the net asset value per share (or its equivalent) practical expedient in paragraph 820-10-35-59.  This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. An entity should apply the amendments retrospectively to all periods presented.  The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. These provisions are not anticipated to have a material impact on our financial statements.

ASU 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Benefit Obligation and Plan Assets”

In April 2015, FASB issued ASU 2015-04, “Compensation –Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”.  The amended guidance permits companies to use a practical expedient which allows an employer to measure defined benefit plan assets and obligations as of the month-end date that is closest to the employer’s fiscal year-end (alternative measurement date).  An employer using this policy election must apply it consistently to all of its defined benefit plans.

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

ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”.  The amendments in this ASU provide guidance to customers about a customer’s accounting for fees paid in a cloud computing arrangement.  This ASU clarifies that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts.  All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

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

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”

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

ASU 2014-09, “Revenue from Contracts with Customers”

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

The guidance is effective for annual periods beginning on or after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted provided that it is not before the original effective date of December 15, 2016. These provisions of this guidance are still being evaluated. The impact on CTS' financial statements has not yet been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

CTS Corporation (“CTS”, “we”, “our” or “us”) is a global manufacturer of electronic components and sensors used primarily in the automotive, communications, defense and aerospace, medical, industrial and computer markets.

Results of Operations: Second Quarter 2015 versus Second Quarter 2014

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 28, 2015 and June 29, 2014:

	Three Months Ended			Percent of	Percent of
(Amounts in thousands, except	June 28,	June 29,	Percent	Net Sales –	Net Sales –
percentages and per share amounts)	2015	2014	Change	2015	2014
Net sales	$100,071	$102,980	(2.8)	100.0	100.0
Cost of goods sold(1)	66,698	69,157	(3.6)	66.7	67.2
Gross margin	33,373	33,823	(1.3)	33.3	32.8
Selling, general and administrative expenses	15,224	15,813	(3.7)	15.2	15.4
Research and development expenses	5,487	5,332	2.9	5.5	5.2
Restructuring and impairment charges	2,118	2,733	(22.5)	2.1	2.7
Total operating expenses	22,829	23,878	(4.4)	22.8	23.2
Operating earnings	10,544	9,945	6.0	10.5	9.7
Other (expense) income	315	(303)	(204.0)	0.3	(0.3)
Earnings before income taxes	10,859	9,642	12.6	10.9	9.4
Income tax expense (benefit)	(8,221)	3,281	(350.6)	(8.2)	3.2
Net earnings	$19,080	$6,361	200.0	19.1	6.2
Earnings per share:
Diluted net earnings per share	$0.57	$0.19

(1)	Cost of goods sold includes restructuring related charges of $217 in 2015 and $338 in 2014.

Sales of $100,071,000 in the second quarter of 2015 decreased $2,909,000 or 2.8% from the second quarter of 2014. Sales to automotive markets decreased $2,819,000 of which approximately $2,100,000 was due to the U.S. Dollar appreciating compared to the Euro.

Gross margin as a percent of sales was 33.3% in the second quarter of 2015 compared to 32.8% in the second quarter of 2014. The increase in gross margin resulted from continued efficiency gains, material and labor productivity projects and savings from restructuring projects implemented over the past several quarters. The impact of foreign currency on gross margin was negligible.  The unfavorable impact on sales was offset by a favorable impact on cost as the U.S. Dollar appreciated against various local currencies in countries in which we have manufacturing operations.

Selling, general and administrative expenses were $15,224,000 or 15.2% of sales in the second quarter of 2015 versus $15,813,000 or 15.4% of sales in the comparable quarter of 2014. The decrease in the second quarter of 2015 was primarily due to continued efficiency gains from restructuring projects implemented over the past several quarters.

Research and development expenses were $5,487,000 or 5.5% of sales in the second quarter of 2015 compared to $5,332,000 or 5.2% of sales in the comparable quarter of 2014. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring and impairment charges in the second quarter totaled $2,118,000 and consist primarily of severance, transition and shutdown costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities. Also included in the 2015 charges are costs to close the Brugg facility as well as other severance and restructuring costs in Singapore. The second quarter 2014 restructuring charges totaled $2,733,000 and consist primarily of severance accruals related to the consolidation of CTS’ Canadian operation into other CTS facilities.  Restructuring related costs included in cost of goods sold are primarily equipment related relocation costs which were higher in the second quarter of 2014 when compared to the second quarter of 2015.

Operating earnings were $10,544,000 or 10.5% of sales in the second quarter of 2015 compared to $9,945,000 or 9.7% of sales in the comparable quarter of 2014 as a result of the items discussed above. Other income and expense items are summarized in the following table:

	Three Months Ended
	June 28,	June 29,
($ in thousands)	2015	2014
Interest expense	$(653)	$(582)
Interest income	853	688
Other (expense) income, net	115	(409)
Total other (expense) income	$315	$(303)

Interest expense increased slightly in the second quarter of 2015 versus the second quarter of 2014.  Interest income increased primarily due to higher cash balances.  The increase in other expense in the second quarter of 2015 was driven by favorable foreign currency gains, primarily due to the appreciation of the U.S. Dollar compared to the Euro and Chinese Renminbi, while other expense in the second quarter of 2014 was driven by foreign currency translation losses, primarily due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi.

	Three Months Ended
	June 28,	June 29,
	2015	2014
Effective tax rate	(75.7)%	34.0%

The effective income tax rate for the second quarter of 2015 was negative 75.7% which reflects two significant discrete items.  First, there was an increase in the effective rate of 45.7 percentage points due to a reserve on an uncertain tax position.  Second, there was a decrease in the effective rate of 145.5 percentage points due to CTS’ intent to file amended tax returns for the years ended 2006 through 2013, in which the treatment of foreign taxes will be changed from deductions to credits.  CTS will also file its 2014 tax return treating foreign taxes as a credit. In the second quarter of 2014, the effective tax rate was 34.0%.

Results of Operations: Six months ended June 28, 2015 versus six months ended June 29, 2014

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six month periods ended June 28, 2015 and June 29, 2014:

(Amounts in thousands, except percentages and per share amounts):

	Six months ended			Percent of	Percent of
(Amounts in thousands, except	June 28,	June 29,	Percent	Net Sales –	Net Sales –
percentages and per share amounts)	2015	2014	Change	2015	2014
Net sales	$198,382	$203,686	(2.6)	100.0	100.0
Cost of goods sold(1)	132,873	139,248	(4.6)	67.0	68.4
Gross margin	65,509	64,438	1.7	33.0	31.6
Selling and general and administrative expenses	30,935	29,454	5.0	15.6	14.5
Research and development expenses	10,686	10,958	(2.5)	5.4	5.4
Restructuring and impairment charges	2,856	3,236	(11.7)	1.4	1.6
Total operating expenses	44,477	43,648	1.9	22.4	21.4
Operating earnings	21,032	20,790	1.2	10.6	10.2
Other expense	(1,169)	(2,123)	(44.9)	(0.6)	(1.0)
Earnings from continuing operations before income taxes	19,863	18,667	6.4	10.0	9.2
Income tax expense (benefit)	(5,504)	7,226	(176.2)	(2.8)	3.5
Net earnings	$25,367	$11,441	121.7	12.8	5.6
Earnings per share:
Diluted net earnings per share	$0.75	$0.33

(1) Cost of goods sold includes restructuring related costs of $292 in 2015 and $910 in 2014.

Sales of $198,382,000 in the first six months of 2015 decreased $5,304,000 or 2.6% from the comparable period of 2014.  Sales to automotive markets decreased $6,522,000 of which approximately $4,500,000 was due to the U.S. Dollar appreciating compared to the Euro and Chinese Renminbi. Other sales were $1,218,000 higher driven by higher shipments of electronic components.

Gross margin as a percent of sales was 33.0% in the first six months of 2015 versus 31.6% in the comparable period of 2014.  The increase in gross margin resulted from productivity improvements, mix and favorable foreign exchange impact on operating results and continued benefits from prior restructuring actions.

Selling, general and administrative expenses were $30,935,000 or 15.6% of sales in the six month period of 2015 versus $29,454,000 or 14.5% of sales in the comparable period of 2014.  The slight increase in 2015 is attributable to higher employee related costs.

Research and development expenses were $10,686,000 or 5.4% of sales in the six month period ending June 28, 2015 compared to $10,958,000 or 5.4% of sales in the comparable period of 2014.  Research and development expenses are primarily focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring and impairment charges for the six month period ending June 28, 2015 totaled $2,856,000 and consist primarily of severance, training and shutdown costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities.  Also included in 2015 are costs to close the Brugg facility as well as other severance and restructuring costs in Singapore. Restructuring and impairment charges for the six month period ending June 29, 2014 totaled $3,236,000 and consist primarily of severance costs related to the consolidation of CTS’ Canadian operation as well as severance and other restructuring costs related to the June 2013 Restructuring Plan.

Operating earnings were $21,032,000 or 10.6% of sales for the six month period ending June 28, 2015 compared to $20,790,000 or 10.2% of sales in the comparable period of 2014 as a result of the items discussed above.  Other income and expense items are summarized in the following table:

	Six Months Ended
	June 28,	June 29,
($ in thousands)	2015	2014
Interest expense	$(1,241)	$(1,195)
Interest income	1,641	1,252
Other income, net	(1,569)	(2,180)
Total other income (expense)	$(1,169)	$(2,123)

Interest expense increased slightly in the six month period ending June 28, 2015 versus the comparable period in 2014 as a result of higher outstanding borrowings in 2015.  Interest income increased primarily due to higher cash balances. Other expense in the six month period ending June 28, 2015 has decreased as the amount of currency related impact in 2015 was lower than foreign currency impact in same period of 2014.

	Six Months Ended
	June 28,	June 29,
	2015	2014
Effective tax rate	(27.7)%	38.7%

The effective income tax rate for the six months ending June 28, 2015 was a negative 27.7% which reflects two significant discrete items.  First, there was an increase in the effective rate of 25.0 percentage points due to a reserve on an uncertain tax position.  Second, there was a decrease in the effective rate of 79.5 percentage points due to CTS’ intent to file amended tax returns for the years ended 2006 through 2013, in which the treatment of foreign taxes will be changed from deductions to credits. CTS will also file its 2014 tax return treating foreign taxes as a credit. The effective income tax rate for the six months ending June 29, 2014 was 38.7%. The 2014 effective rate includes the effect of tax adjustments for the first six months of 2014 which increased the effective rate by 2.7 percentage points.

Liquidity and Capital Resources

Cash and cash equivalents were $146,791,000 at June 28, 2015 and $134,508,000 at December 31, 2014. The increase in cash and cash equivalents was driven by cash generated from operations which exceeded the cash used for financing and investing activities. Total debt as of June 28, 2015 was $88,700,000 and at December 31, 2014 was $75,000,000. Total debt as a percentage of total capitalization was 22.5% at June 28, 2015 compared to 20.6% at December 31, 2014. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $17,759,000 from December 31, 2014 to June 28, 2015, primarily due to a $6,152,000 increase in accounts receivable, a $12,283,000 increase in cash and cash equivalents, and a $2,537,000 increase in inventories which were partially offset by a $2,381,000 increase in accounts payable.

Cash Flows from Operating Activities

Net cash provided by operating activities was $15,494,000 during the first six months of 2015. Components of net cash provided by operating activities included net earnings of $25,367,000, depreciation and amortization expense of $8,093,000 and net changes of other non-cash items such as the prepaid pension asset, equity based compensation, restructuring charges and amortization of retirement benefits totaling $4,092,000 which were offset by net changes in assets and liabilities of $22,058,000. The net changes in assets and liabilities were primarily driven by increases in deferred income taxes and accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities for the first six months of 2015 was $3,902,000, which was primarily for capital expenditures.

Cash Flows from Financing Activities

Net cash used by financing activities for the first six months of 2015 was $126,000. The primary driver for the cash inflow from financing activities was a $13,700,000 increase in net borrowings, which was offset by $11,369,000 paid to purchase shares of CTS common stock and $2,668,000 of dividend payments.

Capital Resources

CTS has an unsecured revolving credit facility, which matures on January 10, 2017.

Long‑term debt was comprised of the following:

	June 28,	December 31,
($ in thousands)	2015	2014
Revolving credit facility due in 2017	$88,700	$75,000
Weighted average interest rate	1.4%	1.5%
Amount available	$108,985	$122,535
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,315	$2,465
Commitment fee percentage per annum	0.25	0.25

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at June 28, 2015.

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

During the first six months of 2015, we repurchased 626,882 shares of CTS common stock at a total cost of $11,369,000, or an average price of $18.14 per share.

As of June 28, 2015, CTS’ intent is to permanently reinvest funds outside the U.S. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits. CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable allowance varied from 0.2% to 0.5% of total accounts receivable. We believe our allowance for doubtful accounts is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Six Months Ended
	June 28,		June 28,
	2015	2014	2015	2014
Customer A	10.3%	10.5%	9.9%	10.2%

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

Item 4.   Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 28, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We manufacture accelerator pedals for a number of automobile manufacturers, including subsidiaries of Toyota. In January 2010, Toyota initiated a recall of a substantial number of vehicles in North America containing pedals manufactured by CTS. The recall expanded to include vehicles in Europe and Asia. The pedal recall and associated events have led to us being named as a co‑defendant with Toyota in certain litigation in the United States and Canada. CTS is not aware of any legal actions filed in Asia or Europe against CTS at this time.

In February 2010, we entered into an agreement with Toyota whereby Toyota agreed that it will indemnify, defend, and hold us harmless from, and the parties will cooperate in the defense of, certain third‑party civil claims and actions that are filed or asserted in the United States or Canada and that arise from or relate to alleged incidents of unintended acceleration of Toyota and Lexus vehicles.  Under our agreement with Toyota, if it is determined that CTS acted negligently in selecting materials or processes where we had sole control over the selection process, in failing to meet Toyota’s specifications, or in making unapproved changes in component design or materials, and such negligence caused or contributed to a claim, we will be responsible for any judgment that may be rendered against us individually, or any portion of a judgment that may be allocated to us, but limited only to the extent of insurance collected from our insurers. Toyota would remain responsible to defend CTS in these actions and would remain responsible for any balance of the remaining liability over amounts recovered by insurance. The agreement also does not cover costs or liabilities in connection with government investigations, government hearings, or government recalls.

Presently, we have been served process and are a named co‑defendant with Toyota in approximately thirty‑one lawsuits. The claims generally fall into two categories, those that allege sudden unintended acceleration of Toyota vehicles led to injury or death, and those that allege economic harm to owners of Toyota vehicles related to vehicle defects. Some suits combine elements of both. Claims include demands for compensatory and special damages. To date, the only actions filed where we are aware we have been named as a co‑defendant are civil actions filed in the Unites States or Canada. All currently open lawsuits are subject to the indemnification agreement described above. Some of these lawsuits arise out of incidents involving models for which we do not manufacture the pedal, such as all Lexus models, the Toyota Prius, and the Toyota Tacoma, or for which we manufacture only a portion of the pedals, such as the Toyota Camry. Many lawsuits have been consolidated in federal multidistrict litigation in the United States District Court, Southern District of California, though some remain in various other courts.

Certain other claims are pending against us with respect to matters arising out of the ordinary conduct of our business.  For all other claims, in the opinion of management, based upon presently available information, either adequate provision for anticipated costs have been accrued or the ultimate anticipated costs will not materially affect our consolidated financial position, results of operations or cash flows.  However, given the uncertainty, the complexity and the many variables involved in litigation and other claims, our actual costs may differ from our estimates.

Item 1A.  Risk Factors

There have been no significant changes to our risk factors since December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock during the three months ended June 28, 2015 made by the Company under the initial repurchase program originally announced on June 11, 2013:

			(c)
			Total Number	(d)
	(a)		of Shares	Maximum Number of
	Total Number of	(b)	Purchased as	Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(1)

Balance at March 29, 2015				423,767
March 30, 2015 – April 26, 2015	129,673	$17.80	129,673	294,094
April 27, 2015 – May 24, 2015	170,453	$18.26	170,453	123,641
May 25, 2015 – June 28, 2015(3)	123,641	$18.84	123,641	—
Total(4)	423,767	$18.28	423,767

(1)	On June 11, 2013, CTS announced that its Board of Directors authorized a program to repurchase up to one million shares of its common stock in the open market. This authorization has no expiration.

The following table summarizes the repurchases of CTS common stock during the three months ended June 28, 2015 made by the Company under the expanded repurchase program announced on April 27, 2015:

(c)
			Total Number	(d)
	(a)		of Shares	Maximum Dollar Value
	Total Number of	(b)	Purchased as	of Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(2)

Balance at March 29, 2015				$—
March 30, 2015 – April 26, 2015	—	$—	—	$—
April 27, 2015 – May 24, 2015	—	$—	—	$25,000,000
May 25, 2015 – June 28, 2015(3)	38,263	$19.02	38,263	$24,272,100
Total(4)	38,263	$19.02	38,263

(2)

On April 27, 2015, CTS announced that its Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration.

(3)	The combined number of shares of stock repurchased for this period, including the shares listed in the first table above, is 161,904 at an average price of $18.88.
(4)	The total combined number of shares of stock repurchased for this quarter, including the shares listed in the first table above, is 462,030 at an average price of $18.35.

Item 6.  Exhibits

(10)(a)

Transition Agreement dated June 26, 2015, by and between CTS Corporation and Anthony Urban (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on

July 1, 2015).

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

CTS Corporation	CTS Corporation

/s/ Robert J. Patton	/s/ Ashish Agrawal
Robert J. Patton Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: July 28, 2015	Dated: July 28, 2015