Form 10-Q
period 2015-09-27
CTS CORP
filed 2015-10-27
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 27, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2015: 32,637,797.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS - UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$90,646	$99,957	$289,028	$303,643
Costs and expenses:
Cost of goods sold	59,200	67,458	192,073	206,706
Selling, general and administrative expenses	12,690	13,899	43,625	43,353
Research and development expenses	5,692	5,807	16,378	16,765
Non-recurring environmental charge	14,541	—	14,541	—
Restructuring and impairment charges	2,373	1,570	5,229	4,806
Operating (loss) earnings	(3,850)	11,223	17,182	32,013
Other (expense) income:
Interest expense	(714)	(568)	(1,955)	(1,763)
Interest income	713	707	2,354	1,959
Other	(3,072)	562	(4,641)	(1,618)
Total other (expense) income	(3,073)	701	(4,242)	(1,422)

(Loss) earnings before income taxes	(6,923)	11,924	12,940	30,591
Income tax (benefit) expense	(2,163)	3,807	(7,667)	11,033
Net (loss) earnings	$(4,760)	$8,117	$20,607	$19,558

(Loss) earnings per share:
Basic	$(0.15)	$0.24	$0.62	$0.58
Diluted	$(0.15)	$0.24	$0.61	$0.57

Basic weighted – average common shares outstanding:	32,770	33,599	33,083	33,683
Effect of dilutive securities	—	508	485	515
Diluted weighted – average common shares outstanding	32,770	34,107	33,568	34,198

Cash dividends declared per share	$0.040	$0.040	$0.120	$0.120

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net earnings (loss)	$(4,760)	$8,117	$20,607	$19,558
Other comprehensive (loss) earnings:
Changes in fair market value of hedges, net of tax	(17)	153	(34)	26
Changes in unrealized pension cost, net of tax	1,336	1,036	3,299	2,857
Cumulative translation adjustment, net of tax	(1,204)	(981)	(817)	(160)
Other comprehensive earnings	$115	$208	$2,448	$2,723
Comprehensive (loss) earnings	$(4,645)	$8,325	$23,055	$22,281

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited) September 27,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$150,755	$134,508
Accounts receivable, net	59,213	56,894
Inventories, net	26,974	27,887
Other current assets	20,766	21,112
Total current assets	257,708	240,401
Property, plant and equipment, net	68,932	71,414
Other Assets
Prepaid pension asset	38,773	32,099
Goodwill	32,047	32,047
Indefinite-lived intangible asset	690	690
Other intangible assets, net	32,960	35,902
Deferred income taxes	56,610	43,120
Other	1,021	1,253
Total other assets	162,101	145,111
Total Assets	$488,741	$456,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$39,483	$43,343
Accrued payroll and benefits	9,089	11,283
Accrued liabilities	43,031	25,356
Total current liabilities	91,603	79,982
Long-term debt	90,500	75,000
Post retirement obligations	2,729	3,049
Other long-term obligations	8,305	9,106
Shareholders’ Equity
Common stock	300,897	299,892
Additional contributed capital	40,481	39,153
Retained earnings	396,796	380,145
Accumulated other comprehensive loss	(101,785)	(104,233)
Total shareholders’ equity before treasury stock	636,389	614,957
Treasury stock	(340,785)	(325,168)
Total shareholders’ equity	295,604	289,789
Total Liabilities and Shareholders’ Equity	$488,741	$456,926

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Nine Months Ended
	September 27, 2015	September 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,607	$19,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,987	12,722
Amortization of retirement benefit adjustments	4,945	4,296
Equity-based compensation	2,655	1,839
Restructuring charges	5,229	4,806
Prepaid pension asset	(6,633)	(6,687)
Gain on sale of fixed assets	(121)	(1,915)
Changes in assets and liabilities:
Accounts receivable	(3,518)	(1,115)
Inventories	(34)	1,889
Accounts payable	(4,967)	(1,175)
Accrued payroll and benefits	(1,573)	(9,207)
Accrued liabilities	9,945	(7,997)
Income taxes payable	1,715	1,599
Deferred income taxes	(15,428)	3,872
Other	(691)	(7,142)
Net cash provided by operating activities	24,118	15,343
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,559)	(9,006)
Proceeds from sale of assets	1,878	1,851
Net cash used in investing activities	(4,681)	(7,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(943,300)	(757,700)
Proceeds from borrowings of long-term debt	958,800	763,000
Payments of short-term notes payable	(164)	(778)
Proceeds from borrowings of short-term notes payable	164	778
Purchase of treasury stock	(15,623)	(5,084)
Dividends paid	(3,984)	(4,038)
Exercise of stock options	64	1,328
Other	144	235
Net cash used in financing activities	(3,899)	(2,259)
Effect of exchange rate on cash and cash equivalents	709	587
Net increase in cash and cash equivalents	16,247	6,516
Cash and cash equivalents at beginning of year	134,508	124,368
Cash and cash equivalents at end of year	$150,755	$130,884
Supplemental cash flow information
Cash paid for Interest	$1,717	$1,434
Cash paid for Income taxes, net	$5,657	$6,141

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 27, 2015

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

Reclassifications

Certain reclassifications have been made for the prior periods presented in the Unaudited Condensed Consolidated Statements of Cash Flows to conform to the current period’s presentation.

NOTE 2 – Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 27,	December 31,
($ in thousands)	2015	2014
Accounts receivable, gross	$59,343	$56,994
Less: Allowance for doubtful accounts	(130)	(100)
Accounts receivable, net	$59,213	$56,894

NOTE 3 – Inventories

Inventories consist of the following:

	As of
	September 27,	December 31,
($ in thousands)	2015	2014
Finished goods	$9,230	$11,728
Work-in-process	7,938	7,297
Raw materials	15,746	15,562
Less: Inventory reserves	(5,940)	(6,700)
Inventories, net	$26,974	$27,887

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	September 27,	December 31,
($ in thousands)	2015	2014
Land	$2,286	$3,044
Buildings and improvements	65,617	67,269
Machinery and equipment	191,042	185,999
Less: Accumulated depreciation	(190,013)	(184,898)
Property, plant and equipment, net	$68,932	$71,414

NOTE 5 – Retirement Plans

Pension Plans

Net pension income for our domestic and foreign plans was as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net pension income	$(532)	$(637)	$(1,591)	$(1,717)

Net pension (income) expense breakdown for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
Three months:	Three Months Ended		Three Months Ended
($ in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$42	$48	$16	$21
Interest cost	2,815	3,052	124	156
Expected return on plan assets (1)	(5,068)	(5,209)	(135)	(172)
Amortization of loss	1,585	1,408	89	59
Other cost due to retirement	—	—	—	—
(Income) expense, net	$(626)	$(701)	$94	$64

	Domestic Pension Plans		Foreign Pension Plans
Nine months:	Nine Months Ended		Nine Months Ended
($ in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$128	$144	$49	$63
Interest cost	8,444	9,163	371	461
Expected return on plan assets (1)	(15,204)	(15,625)	(402)	(509)
Amortization of loss	4,754	4,237	269	177
Other cost due to retirement	—	172	—	—
(Income) expense, net	$(1,878)	$(1,909)	$287	$192

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Postretirement Benefit Plan

Net postretirement expense for our postretirement plan includes the following components:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Other postretirement benefit plan
Service cost	$1	$1	$3	$3
Interest cost	51	57	153	172
Amortization of gain	(25)	(39)	(75)	(118)
Postretirement expense	$27	$19	$81	$57

NOTE 6 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	September 27, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(26,423)	$25,381
Patents	10,319	(10,319)	—
Other intangibles	12,270	(4,691)	7,579
Other intangible assets, net	$74,393	$(41,433)	$32,960

Amortization expense for the three months ended September 27, 2015		$985

Amortization expense for the nine months ended September 27, 2015		$2,942

	As of
	December 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(24,415)	$27,389
Patents	10,319	(10,319)	—
Other intangibles	12,270	(3,757)	8,513
Other intangible assets, net	$74,393	$(38,491)	$35,902

Amortization expense for the three months ended September 28, 2014		$1,046

Amortization expense for the nine months ended September 28, 2014		$3,125

Amortization expense remaining for other intangible assets is as follows:

($ in thousands)	Amortization expense
2015	$1,007
2016	3,647
2017	3,569
2018	3,484
2019	3,475
Thereafter	17,778
Total amortization expense	$32,960

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as follows: restructuring related charges are recorded as a component of Cost of Goods Sold, and restructuring and impairment charges are reported on a separate line and included in Operating Earnings.

Total restructuring, impairment and restructuring related charges were as follows:

	Three Months Ended
	September 27,	September 28,
($ in thousands)	2015	2014
Restructuring related charges	$152	$494
Restructuring and impairment charges	2,373	1,570
Total restructuring, impairment, and restructuring related charges	$2,525	$2,064

	Nine Months Ended
	September 27,	September 28,
($ in thousands)	2015	2014
Restructuring related charges	$444	$1,404
Restructuring and impairment charges	5,229	4,806
Total restructuring, impairment, and restructuring related charges	$5,673	$6,210

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

These restructuring actions will result in the elimination of approximately 120 positions. These actions are expected to be completed in 2015. The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through September 27, 2015:

		Actual costs
	Planned	incurred through
($ in thousands) April 2014 Plan	Costs	September 27, 2015
Inventory write-down	$850	$—
Equipment relocation	1,800	258
Other charges	1,400	111
Restructuring related charges, included in cost of goods sold	$4,050	$369

Workforce reduction	$4,200	$4,262
Asset impairment charge	—	—
Other charges, including pension termination costs	1,700	3,110
Restructuring and impairment charges	$5,900	$7,372

Total restructuring, impairment and restructuring related charges	$9,950	$7,741

Under the April 2014 Plan, total restructuring, impairment and restructuring related charges were as follows:

	Three Months Ended
	September 27,	September 28,
($ in thousands)	2015	2014
Restructuring related charges	$152	$—
Restructuring and impairment charges	2,025	575
Total restructuring, impairment, and restructuring related charges	$2,177	$575

	Nine Months Ended
	September 27,	September 28,
($ in thousands)	2015	2014
Restructuring related charges	$369	$—
Restructuring and impairment charges	3,902	2,980
Total restructuring, impairment, and restructuring related charges	$4,271	$2,980

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

The following table displays the planned restructuring and restructuring-related charges associated with the realignment, as well as a summary of the actual costs incurred through September 27, 2015:

	Planned	Actual costs incurred through
($ in thousands) June 2013 Plan	Costs	September 27, 2015
Inventory write-down	$800	$1,143
Equipment relocation	900	1,792
Other charges	100	652
Restructuring-related charges, included in cost of goods sold	$1,800	$3,587

Workforce reduction	$10,150	$9,216
Asset impairment charge	3,000	4,139
Other charges, including pension termination costs	7,650	1,784
Restructuring and impairment charges	$20,800	$15,139

Total restructuring and restructuring-related charges	$22,600	$18,726

Under the June 2013 Plan, total restructuring, impairment and restructuring related charges incurred were as follows:

	Three Months Ended
	September 27,	September 28,
($ in thousands)	2015	2014
Restructuring related charges	$—	$494
Restructuring and impairment charges	348	995
Total restructuring, impairment, and restructuring related charges	$348	$1,489

	Nine Months Ended
	September 27,	September 28,
($ in thousands)	2015	2014
Restructuring related charges	$75	$1,404
Restructuring and impairment charges	1,327	1,826
Total restructuring, impairment, and restructuring related charges	$1,402	$3,230

The following table displays the restructuring reserve activity for the period ended September 27, 2015:

($ in thousands) June 2013 Plan and April 2014 Plan
Restructuring liability at January 1, 2015	$3,904
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	5,791
Cost paid	(7,351)
Restructuring liability at September 27, 2015	$2,344

NOTE 8 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	September 27,	December 31,
($ in thousands)	2015	2014
Accrued product related costs	$4,208	$5,216
Accrued income taxes	5,161	3,346
Accrued property and other taxes	2,607	2,547
Dividends payable	1,307	1,336
Remediation and monitoring reserves	19,085	3,918
Other accrued liabilities	10,663	8,993
Total accrued liabilities	$43,031	$25,356

Remediation and monitoring reserves of $19,085,000 as of September 27, 2015 include a non-recurring environmental charge for the third quarter of 2015 of $14,541,000 which represents the estimated liability for one of the CTS’ sites.  See further discussion in Note 9.  Other remediation and monitoring charges incurred in the normal course of business are recorded in selling, general, and administrative expenses.

NOTE 9 – Contingencies

Certain processes in the manufacture of CTS’ current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency (“EPA”), state environmental agencies and, in some cases, generator groups, that it is or may be a potentially responsible party regarding hazardous substances at several sites either owned, not owned, or operated by CTS. Some sites are Superfund sites such as in Asheville, North Carolina and Mountain View, California.  Estimating our degree of responsibility for remediation is inherently difficult.  CTS recognizes and accrues for an estimated remediation liability when it determines that such liability is probable and estimable.

CTS accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. In addition to amounts accrued, remediation expenses are also paid as incurred.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is considered probable.

As a result of this practice, to provide for certain remedial work expected to commence in 2016 relating to the Asheville site, CTS increased its accrual for remediation and monitoring reserves, as set forth in Note 8.  This increased amount reflects the probable costs to remediate environmental conditions at the site for which costs can be reasonably estimated.  Based on the current projection modeling of the most probable outcome, CTS recorded an additional non-recurring environmental charge of $14,541,000 in the third quarter of 2015.

The charge recorded includes both the interim remediation proposed by CTS and accepted by the EPA and anticipated future remediation costs and monitoring for a final site-wide remediation.  As assessments and cleanups proceed, the reserve may be adjusted based on progress made in determining the extent of remedial actions and related costs.  In the opinion of management, based upon presently available information relating to all such matters, adequate provision for probable and estimable costs has been made.  CTS cannot provide assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

NOTE 10 - Debt

Long-term debt was comprised of the following:

	As of
	September 27,	December 31,
($ in thousands)	2015	2014
Revolving credit facility due in 2020	$90,500	$75,000
Weighted average interest rate	1.5%	1.5%
Amount available	$107,185	$122,535
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,315	$2,465
Commitment fee percentage per annum	0.30	0.25

On August 10, 2015, CTS entered into a new five-year credit agreement with a group of banks (“Revolving Credit Facility”) in order to support CTS’ working capital needs and other general corporate purposes.  The Revolving Credit Facility provides for a credit line of $200,000,000, which may be increased by $100,000,000 at the request of CTS, subject to an Administrative Agent’s approval.  This Revolving Credit Facility replaces the prior unsecured credit facility.  Borrowings under the previous credit agreement were refinanced under the new Revolving Credit Facility and the previous credit agreement was terminated on August 10, 2015.

The revolving credit facility provided under the new credit agreement includes a swing line sublimit of $15,000,000 and a letter of credit sublimit of $10,000,000.  Borrowings under the credit facility bear interest, at CTS’ option, at the base rate plus the applicable margin for base rate loans or LIBOR plus the applicable margin for LIBOR loans.  CTS also pays a quarterly commitment fee on the unused portion of the revolving credit facility.  The commitment fee may range from 0.20% to 0.40% based on the CTS’ total leverage ratio.

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility.  CTS was in compliance with all debt covenants at September 27, 2015.  The revolving credit facility requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving credit facility contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the revolving credit facility fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.  CTS pays a commitment fee on the undrawn portion of the revolving credit facility.  The commitment fee varies based on the quarterly leverage ratio.

CTS has debt issuance costs related to its long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $61,000 for the three months ended September 27, 2015 and approximately $165,000 for the nine months ended September, 27, 2015 and was recognized as interest expense.

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

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in Other comprehensive (loss) income. The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive (loss) income that is expected to be reclassified into earnings within the next twelve months is approximately $556,000.  Interest rate swaps activity recorded in Other comprehensive (loss) earnings before tax includes the following:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Unrealized (loss) gain	$(219)	$124	$(628)	$(288)
Realized gain reclassified to interest expense	$192	$123	$574	$363

Interest rate swaps included on the balance sheets are comprised of the following:

	As of
	September 27,	December 31,
($ in thousands)	2015	2014
Accrued liabilities	$892	$640
Other long-term obligations	$181	$380

NOTE 11 – Other Comprehensive (Loss) Earnings

Shareholders’ equity includes certain items classified as Accumulated other comprehensive (loss) income (“AOCI”) in the Consolidated Balance Sheets, including:

•

Unrealized gains (losses) on hedges relate to interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. These hedges are designated as cash flow hedges, and CTS has deferred income statement recognition of gains and losses until the hedged transaction occurs.  Amounts reclassified to income from AOCI for hedges are included in interest expense.  Further information related to CTS’ interest rate swaps is included in NOTE 10 – Debt and NOTE 14 – Fair Value Measurements.

•

Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized.  Amounts reclassified to income from AOCI are included in net periodic pension expense.  Further information related to CTS’ pension obligations is included in NOTE 5 – Retirement Plans.

•

Cumulative translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. CTS is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive (loss) income.  Changes in exchange rates between the functional currency and the currency in which a transaction is denominated is a foreign exchange transaction gain or loss. Transaction loss for the nine month period ended September 27, 2015 was $4,640,000 which is included in Other in the Condensed Consolidated Statement of (Loss) Earnings.

The components of other comprehensive (loss) income for the three months ended September 27, 2015 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	June 28,	Recognized	from AOCI	September 27,
($ in thousands)	2015	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,047)	$(219)	$192	$(1,074)
Income tax (benefit)	(394)	(82)	72	(404)
Net	(653)	(137)	120	(670)

Changes in unrealized pension cost:
Gross	(166,161)	2,039	—	(164,122)
Income tax (benefit)	(63,957)	703	—	(63,254)
Net	(102,204)	1,336	—	(100,868)

Cumulative translation adjustment:
Gross	572	(1,056)	—	(484)
Income tax (benefit)	(385)	148	—	(237)
Net	957	(1,204)	—	(247)
Total accumulated other comprehensive (loss) income	$(101,900)	$(5)	$120	$(101,785)

The components of other comprehensive (loss) income for the three months ended September 28, 2014 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	June 29,	Recognized	from AOCI	September 28,
($ in thousands)	2014	in OCI	to income	2014
Changes in fair market value of hedges:
Gross	$(1,170)	$124	$123	$(923)
Income tax (benefit)	(447)	47	47	(353)
Net	(723)	77	76	(570)

Changes in unrealized pension cost:
Gross	(135,180)	1,575	—	(133,605)
Income tax (benefit)	(53,896)	539	—	(53,357)
Net	(81,284)	1,036	—	(80,248)

Cumulative translation adjustment:
Gross	1,470	(590)	—	880
Income tax (benefit)	(1,155)	391	—	(764)
Net	2,625	(981)	—	1,644
Total accumulated other comprehensive (loss) income	$(79,382)	$132	$76	$(79,174)

The components of other comprehensive (loss) income for the nine months ended September 27, 2015 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	September 27,
($ in thousands)	2014	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,020)	$(628)	$574	$(1,074)
Income tax (benefit)	(384)	(236)	216	(404)
Net	(636)	(392)	358	(670)

Changes in unrealized pension cost:
Gross	(169,291)	5,169	—	(164,122)
Income tax (benefit)	(65,124)	1,870	—	(63,254)
Net	(104,167)	3,299	—	(100,868)

Cumulative translation adjustment:
Gross	245	(729)	—	(484)
Income tax (benefit)	(325)	88	—	(237)
Net	570	(817)	—	(247)
Total accumulated other comprehensive (loss) income	$(104,233)	$2,090	$358	$(101,785)

The components of other comprehensive (loss) income for the nine months ended September 28, 2014 are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	September 28,
($ in thousands)	2013	in OCI	to income	2014
Changes in fair market value of hedges:
Gross	$(998)	$(288)	$363	$(923)
Income tax (benefit)	(402)	(90)	139	(353)
Net	(596)	(198)	224	(570)

Changes in unrealized pension cost:
Gross	(138,133)	4,356	172	(133,605)
Income tax (benefit)	(55,028)	1,605	66	(53,357)
Net	(83,105)	2,751	106	(80,248)

Cumulative translation adjustment:
Gross	949	(69)	—	880
Income tax (benefit)	(855)	91	—	(764)
Net	1,804	(160)	—	1,644
Total accumulated other comprehensive (loss) income	$(81,897)	$2,393	$330	$(79,174)

NOTE 12 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 27,	December 31,
	2015	2014
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,241,819	56,101,700
Shares outstanding	32,680,297	33,392,060
Treasury stock
Shares held	23,561,522	22,709,640

CTS uses the cost method to account for its common stock purchases. During the nine month period ended September 27, 2015, CTS purchased 851,882 shares of common stock for an aggregate of $15,623,000 under a board-authorized share repurchase plan. For the nine month period ended September 28, 2014, CTS purchased 288,382 shares of common stock for an aggregate of $5,084,000. Approximately 9,742,922 shares are available for future issuances.

A roll forward of common shares outstanding is as follows:

	Nine Months Ended
	September 27, 2015	September 28, 2014

Balance at the beginning of the year	33,392,060	33,558,864
Repurchases	(851,882)	(288,382)
Shares issued upon exercise of stock options	5,200	101,350
Restricted share issuances	134,919	172,891
Balance at the end of the period	32,680,297	33,544,723

NOTE 13 - Equity-Based Compensation

At September 27, 2015, CTS had five equity-based compensation plans:  the 2001 Stock Option Plan (“2001 Plan”), the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”).  Future grants can only be made under the 2014 Plan.

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

The following table summarizes the compensation expense included in Selling, general and administrative expenses in the Consolidated Statements of Earnings related to equity-based compensation plans:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service-Based RSUs	$295	$397	$1,244	$1,080
Performance-Based RSUs	(62)	146	709	419
Market-Based RSUs	60	117	702	340
Total	$293	$660	$2,655	$1,839
Income tax benefit	$110	$252	$998	$703

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	compensation	Weighted-
	expense at	average
($ in thousands)	September 27, 2015	period
Service-Based RSUs	$1,548	1.2	years
Performance-Based RSUs	1,118	1.2	years
Market-Based RSUs	614	1.0	years
Total	$3,280

CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 27, 2015:

	2014 Plan	2009 Plan	2004 Plan	2001 Plan
Awards originally available	1,500,000	3,400,000	6,500,000	2,000,000
Stock options outstanding	—	—	—	—
RSUs outstanding	78,947	240,091	131,857	—
Options exercisable	—	—	—	—
Awards available for grant	1,349,075	1,627,069	106,423	—

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

A summary of the status of stock options as of September 27, 2015, and changes during the period then ended, is presented below:

	Nine Months Ended
	September 27, 2015
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	5,200	$12.35
Exercised	(5,200)	$12.35
Outstanding at end of period	—	$—
Exercisable at end of period	—	$—

Performance-Based Stock Options

During the second quarter of 2015, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 430,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain CTS employees under the 2014 Plan.  The Performance-Based Option Awards, which have a grant date of May 26, 2015 and a grant date fair value of $18.37, are subject to the terms of the 2014 Plan.  The Performance-Based Option Awards generally have a term of five years and generally will become exercisable (provided the optionee remains employed by CTS or an affiliate) upon CTS’ attainment of at least $600,000,000 in revenues during any of CTS’ four-fiscal-quarter trailing periods (as determined by the Committee) during the term.  CTS has not recognized any expense on these Performance-Based Option Awards for the nine months ended September 27, 2015 since the revenue target is not likely to be attained, based upon the CTS’ earnings history and forecast, at this time.

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

A summary of the status of RSUs is presented below:

	Nine Months Ended
	September 27, 2015
		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at January 1, 2015	517,965	$12.06
Granted	125,525	17.10
Converted	(165,801)	12.41
Forfeited	(26,794)	17.20
Outstanding at September 27, 2015	450,895	$13.03

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

Performance-Based RSUs include the following components:

	Target	Vesting	Vesting	Units
Grant Date	Units	Year	Dependency	Awarded
February 11, 2013	47,164	2016	Sales growth	—
February 11, 2013	40,425	2016	Cash flow	—
February 14, 2014	15,071	2017	Sales growth	—
February 14, 2014	12,918	2017	Cash flow	—
February 13, 2015	24,150	2018	Sales growth	—
February 13, 2015	20,700	2018	Cash flow	—

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

Market-Based RSUs include the following components:

			Number of
	Target	Vesting	Peer Group	Units
Grant Date	Units	Year	Companies	Awarded
February 11, 2013	40,425	2016	20	—
February 11, 2013	48,750	2016	20	—
February 14, 2014	15,071	2017	15	—
February 13, 2015	24,150	2018	23	—

NOTE 14 — Fair Value Measurements

CTS uses interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate. The interest rate swaps are measured at fair value on a recurring basis.  The table below summarizes CTS’ financial liability that was measured at fair value as of three month period September 27, 2015 and the loss recorded during the nine month period ended September 27, 2015:

		Quoted
		Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant	Loss for
	Value at	Identical	Observable	Unobservable	Nine Months Ended
	September 27,	Instruments	Inputs	Inputs	September 27,
($ in thousands)	2015	(Level 1)	(Level 2)	(Level 3)	2015
Interest rate swap – cash flow hedge	$1,074	$—	$1,074	$—	$574

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

The table below provides a reconciliation of the recurring financial liability related to interest rate swaps:

Interest
($ in thousands)	Rate Swaps
Balance at January 1, 2014	$(998)
Total gains (losses) for the period:
Included in earnings	488
Included in other comprehensive earnings	(510)
Balance at December 31, 2014	$(1,020)
Total gains (losses) for the period:
Included in earnings	574
Included in other comprehensive earnings	(628)
Balance at September 27, 2015	$(1,074)

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

NOTE 15 — Income Taxes

The effective tax rates for 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Effective tax rate	31.2%	31.9%	(59.2)%	36.1%

The 2015 effective tax rate for the three months ended September 27, 2015 reflects the change in the mix of earnings  by jurisdiction as well as the impact of true ups related to the filing of 2014 tax returns.  For the nine months ended September 27, 2015, the effect of the uncertain tax benefits increased the effective tax rate by 42.9 percentage points and the effect of amending the tax returns for 2006 to 2013 decreased the effective rate by 122.1 percentage points

The 2014 effective tax rate reflected higher profits, primarily from a change in the mix of earnings by jurisdiction, and the effect of tax adjustments which decreased the effective rate by 3.3 percentage points in the third quarter of 2014 and increased the effective rate by 0.4 percentage points in the first nine months of 2014.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three and nine months ended September 27, 2015 and September 28, 2014, CTS included $136,000 and $957,000 of interest or penalties in income tax expense.  CTS did not accrue any interest or penalties into income tax expense for the three and nine months ended September 28, 2014.

NOTE 16 — Recent Accounting Pronouncements

ASU 2015-16. “Business Combinations (Topic 805):  Simplifying the Accounting for Measurement-Period Adjustments”

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments of Inventory". The amendments clarify that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer needs to record, in the same period’s financial statements, the effect of changes in depreciation, amortization, or other income as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date.  This amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item as if the provisional adjustments had been recognized as of the acquisition date.  This ASU is effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years.  These provisions are not anticipated to have a material impact on our financial statements.

ASU 2015-11. “Inventory (Topic 330):  Simplifying the Measurement of Inventory”

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330) Simplifying the Measurement of Inventory". The amendments clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. These provisions are not anticipated to have a material impact on our financial statements.

ASU 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115”

In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115”.  This ASU amends various SEC paragraphs included in the FASB’s ASC to reflect the issuance of Staff Accounting Bulletin (“SAB”) No. 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin series and brings existing guidance into conformity with ASU 2014-17, Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.

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

This amendment is effective immediately.  This amendment does not have a material impact on our financial statements.

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

Results of Operations: Third Quarter 2015 versus Third Quarter 2014

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 27, 2015 and September 28, 2014:

	Three Months Ended			Percent of	Percent of
(Amounts in thousands, except	September 27,	September 28,	Percent	Net Sales –	Net Sales –
percentages and per share amounts)	2015	2014	Change	2015	2014
Net sales	$90,646	$99,957	(9.3)	100.0	100.0
Cost of goods sold(1)	59,200	67,458	(12.2)	65.3	67.5
Gross margin	31,446	32,499	(3.2)	34.7	32.5

Selling, general and administrative expenses	12,690	13,899	(8.7)	14.0	13.9
Research and development expenses	5,692	5,807	(2.0)	6.3	5.8
Non-recurring environmental charge	14,541	—	—	16.0	—
Restructuring and impairment charges	2,373	1,570	51.1	2.6	1.6
Total operating expenses	35,296	21,276	65.9	38.9	21.3
Operating (loss) earnings	(3,850)	11,223	(134.3)	(4.2)	11.2
Other (expense) income	(3,073)	701	(538.4)	(3.4)	0.7
Earnings before income taxes	(6,923)	11,924	(158.1)	(7.6)	11.9
Income tax expense (benefit)	(2,163)	3,807	(156.8)	(2.4)	3.8
Net (loss) earnings	$(4,760)	$8,117	(158.6)	(5.2)	8.1
(Loss) earnings per share:
Diluted net earnings per share	$(0.15)	$0.24

(1)	Cost of goods sold includes restructuring related charges of $152 in 2015 and $494 in 2014.

Sales of $90,646,000 in the third quarter of 2015 decreased $9,311,000 or 9.3% from the third quarter of 2014. Sales to automotive markets declined $4,486,000 due to lower volumes and unfavorable foreign exchange impact.  Other sales declined $4,825,000 due to lower volume of electronic components.  Changes in foreign exchange rates caused $1,700,000 of the total sales decrease, driven by the U.S. Dollar appreciating compared to the Euro and relating mostly to sales of automotive products.

Gross margin as a percent of sales was 34.7% in the third quarter of 2015 compared to 32.5% in the third quarter of 2014. The increase in gross margin resulted from continued efficiency gains, material and labor productivity projects and savings from restructuring projects. In addition, foreign exchange rates had a favorable impact on manufacturing costs as the U.S. Dollar appreciated against various local currencies in countries in which we have manufacturing operations.

Selling, general and administrative expenses were $12,690,000 or 14.0% of sales in the third quarter of 2015 versus $13,899,000 or 13.9% of sales in the comparable quarter of 2014. The decrease was primarily due to continued

efficiency gains from restructuring projects implemented over the past several quarters as well as cost containment efforts.

Research and development expenses were $5,692,000 or 6.3% of sales in the third quarter of 2015 compared to $5,807,000 or 5.8% of sales in the comparable quarter of 2014. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.

A non-recurring environmental charge of $14,541,000 that was recorded in the third quarter of 2015 related to a site in Asheville, North Carolina.  The charge recorded includes both the interim remediation proposed by CTS and accepted by the Environmental Protection Agency (“EPA”) and anticipated future remediation costs and monitoring for a final site-wide remediation.  As assessments and cleanups proceed, CTS may need to adjust its reserve for the Asheville site based on progress made in determining the extent of remedial actions and related costs.

Restructuring and impairment charges in the third quarter totaled $2,373,000 and consist primarily of severance, transition and shutdown costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities. Also included in the third quarter charges are severance and restructuring costs in Singapore and China. The third quarter 2014 restructuring charges totaled $1,570,000 and consisted primarily of accruals for severance costs related to the consolidation of CTS’ Canadian operation into other CTS facilities, severance costs in China and at CTS’s corporate office as well as a lease impairment charge in the UK.

Operating loss was $3,850,000 or 4.2% of sales in the third quarter of 2015 compared to earnings of $11,223,000 or 11.2% of sales in the comparable quarter of 2014 as a result of the items discussed above. Other income and expense items are summarized in the following table:

	Three Months Ended
	September 27,	September 28,
($ in thousands)	2015	2014
Interest expense	$(714)	$(568)
Interest income	713	707
Other (expense) income, net	(3,072)	562
Total other (expense) income	$(3,073)	$701

Interest expense increased in the third quarter of 2015 versus the third quarter of 2014 primarily due to higher outstanding debt in 2015.  Interest income increased slightly due to higher cash balances.  The increase in other expense in the third quarter of 2015 was driven by unfavorable foreign currency losses, primarily due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi, while other income in the third quarter of 2014 was driven by collection of bad debts and favorable foreign exchange impact related to the appreciation of the Chinese Renminbi which was partially offset by unfavorable foreign exchange impact related to the depreciation of the Euro.

	Three Months Ended
	September 27,	September 28,
	2015	2014
Effective tax rate	31.2%	31.9%

The effective income tax rate for the third quarter of 2015 was 31.2%, which reflects the change in the mix of earnings  by jurisdiction as well as the impact of true ups related to the filing of 2014 tax returns.  In the third quarter of 2014, the effective tax rate was 31.9%, which reflected higher profits, primarily from a change in the mix of earnings by jurisdiction and the effect of tax adjustments which decreased the effective rate by 3.3%.

Results of Operations: Nine months ended September 27, 2015 versus nine months ended September 28, 2014

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine month periods ended September 27, 2015 and September 28, 2014:

(Amounts in thousands, except percentages and per share amounts):

	Nine months ended			Percent of	Percent of
(Amounts in thousands, except	September 27,	September 28,	Percent	Net Sales –	Net Sales –
percentages and per share amounts)	2015	2014	Change	2015	2014
Net sales	$289,028	$303,643	(4.8)	100.0	100.0
Cost of goods sold(1)	192,073	206,706	(7.1)	66.5	68.1
Gross margin	96,955	96,937	0.0	33.5	31.9

Selling and general and administrative expenses	43,625	43,353	0.6	15.1	14.3
Research and development expenses	16,378	16,765	(2.3)	5.7	5.5
Non-recurring environmental charge	14,541	—	—	5.0	—
Restructuring and impairment charges	5,229	4,806	8.8	1.8	1.6
Total operating expenses	79,773	64,924	22.9	27.6	21.4
Operating earnings	17,182	32,013	(46.3)	5.9	10.5
Other expense	(4,242)	(1,422)	198.3	(1.4)	(0.5)
Earnings before income taxes	12,940	30,591	(57.7)	4.5	10.1
Income tax expense (benefit)	(7,667)	11,033	(169.5)	(2.6)	3.6
Net earnings	$20,607	$19,558	5.4	7.1	6.4
Earnings per share:
Diluted net earnings per share	$0.61	$0.57

(1) Cost of goods sold includes restructuring related costs of $444 in 2015 and $1,404 in 2014.

Sales of $289,028,000 in the first nine months of 2015 decreased $14,615,000 or 4.8% from the comparable period of 2014.  Sales to automotive markets decreased $11,008,000 due to lower volumes and unfavorable foreign exchange impact.  Other sales declined $3,607,000 due to lower volumes of electronic components.    Changes in foreign exchange rates caused $6,200,000 of the total sales decrease, driven by the U.S Dollar appreciating compared to the Euro and relating mostly to sales of automotive products.

Gross margin as a percent of sales was 33.5% in the first nine months of 2015 versus 31.9% in the comparable period of 2014.  The increase in gross margin resulted from continued efficiency gains, material and labor productivity projects and savings from restructuring projects. In addition, foreign exchange rates had a favorable impact on manufacturing costs as the U.S. Dollar appreciated against various local currencies in countries in which we have manufacturing operations.

Selling, general and administrative expenses were $43,625,000 or 15.1% of sales in the nine month period of 2015 versus $43,353,000 or 14.3% of sales in the comparable period of 2014.

Research and development expenses were $16,378,000 or 5.7% of sales in the nine month period of 2015 compared to $16,765,000 or 5.5% of sales in the comparable period of 2014.  Research and development expenses are primarily focused on expanded applications of existing products and new product development as well as current product and process enhancements.

A non-recurring environmental charge of $14,541,000 that was recorded in the third quarter of 2015 related to a site in Asheville, North Carolina.  The charge recorded includes both the interim remediation proposed by CTS and accepted by the EPA and anticipated future remediation costs and monitoring for a final site-wide remediation. As assessments and cleanups proceed, CTS may need to adjust its reserve for the Asheville site based on progress made in determining the extent of remedial actions and related costs.

Restructuring and impairment charges for the nine month period ending September 27, 2015 totaled $5,229,000 and consist primarily of severance, training and shutdown costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities.  Also included in 2015 are costs to close the Brugg facility as well as other severance and restructuring costs in Singapore and China.  Restructuring and impairment charges for the nine month period ending September 28, 2014 totaled $4,806,000 and consisted primarily of severance costs related to the consolidation of CTS’ Canadian operation into other CTS facilities, severance costs in China and at CTS’ corporate office and lease impairment costs in the UK.

Operating earnings were $17,182,000 or 5.9% of sales for the nine month period ending September 27, 2015 compared to $32,013,000 or 10.5% of sales in the comparable period of 2014 as a result of the items discussed above.  Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 27,	September 28,
($ in thousands)	2015	2014
Interest expense	$(1,955)	$(1,763)
Interest income	2,354	1,959
Other income, net	(4,641)	(1,618)
Total other income (expense)	$(4,242)	$(1,422)

Interest expense increased in the nine month period of 2015 versus the comparable period in 2014 as a result of higher outstanding borrowings in 2015.  Interest income increased primarily due to higher cash balances. Other expense in the nine month period of 2015 increased as the amount of currency related impact in 2015 was significantly higher than foreign currency impact in same period of 2014. The foreign currency loss in 2015 and 2014 was primarily due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi and the Euro.

	Nine Months Ended
	September 27,	September 28,
	2015	2014
Effective tax rate	(59.2)%	36.1%

The effective income tax rate for the nine months ending September 27, 2015 was a negative 59.2%.  The effect of uncertain tax benefits increased the effective tax rate by 42.9 percentage points and the effect of amending the tax returns for 2006 to 2013 decreased the effective rate by 122.1 percentage points.   The effective income tax rate for the nine months ending September 28, 2014 was 36.1%. The 2014 effective rate reflects higher profits primarily from a change in the mix of earnings by jurisdiction and the effect of tax adjustments made in the comparable period of 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $150,755,000 at September 27, 2015 and $134,508,000 at December 31, 2014. The increase in cash and cash equivalents was driven by cash generated from operations which exceeded the cash used for financing and investing activities. Total debt as of September 27, 2015 was $90,500,000 and at December 31, 2014 was $75,000,000. Total debt as a percentage of total capitalization was 23.4% at September 27, 2015 compared to 20.6% at December 31, 2014. Total debt as a percentage of total capitalization is defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity.

Working capital increased by $5,686,000 from December 31, 2014 to September 27, 2015, primarily due to a $16,247,000 increase cash and cash equivalents and a $3,860,000 decrease in accounts payable which were partially offset by a $15,481,000 increase in accrued liabilities and payroll and benefits.  The increase in accrued liabilities was driven by a $14,541,000 environmental charge noted in the Results of Operations section of the MD&A.

Cash Flows from Operating Activities

Net cash provided by operating activities was $24,118,000 during the first nine months of 2015. Components of net cash provided by operating activities included net earnings of $20,607,000, an environmental charge of $14,541,000, depreciation and amortization expense of $11,987,000 and net changes of other non-cash items such as amortization of retirement benefits adjustments, equity based compensation, restructuring charges and prepaid pension asset totaling $6,075,000 which were offset by net changes in assets and liabilities of $29,092,000. The net changes in assets and liabilities were primarily driven by increases in deferred income taxes and accounts receivable and decreases in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the first nine months of 2015 was $4,681,000, which was comprised of $6,559,000 for capital expenditures partially offset by a $1,878,000 gain on sale of assets.

Cash Flows from Financing Activities

Net cash used by financing activities for the first nine months of 2015 was $3,899,000. The primary driver for the cash outflow from financing activities were $15,623,000 paid to purchase shares of CTS common stock and $3,984,000 of dividend payments which were partially offset by a $15,500,000 increase in net borrowings.

Capital Resources

On August 10, 2015, CTS entered into a five-year credit agreement with a group of banks (“Revolving Credit Facility”) in order to support CTS’ working capital needs and other general corporate purposes.  The Revolving Credit Facility provides for a credit line of $200,000,000, which may be increased by $100,000,000 at the request of CTS, subject to an Administrative Agent’s approval.  This Revolving Credit Facility replaces the prior unsecured credit facility.  Borrowings of $93,000,000 under the previous credit agreement were refinanced under the new Revolving Credit Facility and the previous credit agreement was terminated as of August 10, 2015.

Long‑term debt was comprised of the following:

	As of
	September 27,	December 31,
($ in thousands)	2015	2014
Revolving credit facility due in 2020	$90,500	$75,000
Weighted average interest rate	1.5%	1.5%
Amount available	$107,185	$122,535
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,315	$2,465
Commitment fee percentage per annum	0.30	0.25

The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants at September 27, 2015.

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

During the first nine months of 2015, we repurchased 851,882 shares of CTS common stock at a total cost of $15,623,000, or an average price of $18.34 per share.

As of September 27, 2015, CTS’ intent is to permanently reinvest funds outside the U.S. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits. CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested.

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 8.1% to 15.3% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Customer A	11.7%	11.3%	10.5%	10.6
Customer B	10.3%	8.7%	9.5%	7.9
Customer C	10.0%	7.9%	9.0%	7.6

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

Item 4.   Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 27, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of CTS common stock during the three months ended September 27, 2015 made by the Company under the expanded repurchase program announced on April 27, 2015:

			(c)
			Total Number	(d)
	(a)		of Shares	Maximum Dollar Value
	Total Number of	(b)	Purchased as	of Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(2)

Balance at June 28, 2015				$24,272,100
June 29, 2015 – July 26, 2015	95,000	$19.11	95,000	$22,456,732
July 27, 2015 – August 23, 2015	70,000	$18.94	70,000	$21,130,813
August 24, 2015 – September 27, 2015	60,000	$18.54	60,000	$20,018,377
Total	225,000	$18.91	225,000

(1)

On April 27, 2015, CTS announced that its Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration.

Item 6.  Exhibits

(10)(a)

Credit Agreement between CTS Corporation and BMO Harris Bank N.A dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on

August 12, 2015).

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

CTS Corporation	CTS Corporation

/s/ Luis F. Machado	/s/ Ashish Agrawal
Luis F. Machado Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: October 27, 2015	Dated: October 27, 2015