Form 10-K
period 2015-12-31
CTS CORP
filed 2016-02-24
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-4639
CTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1142 West Beardsley Avenue, Elkhart, IN (Address of principal executive offices)	46514 (Zip Code)
Registrant's telephone number, including area code: 574-523-3800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, without par value	New York Stock Exchange
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No    ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 28, 2015, was approximately $637,000,000. There were 32,575,154 shares of common stock, without par value, outstanding on February 19, 2016.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 19, 2016 are incorporated by reference in Part III.

CTS CORPORATION 1

Safe Harbor
Forward-Looking Statements
This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management's expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; environmental compliance and remediation expenses; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other, risks and uncertainties are discussed in further detail in Item 1A. of this Annual Report on Form 10-K. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

PART I

Item 1.  Business
CTS Corporation ("CTS", "we", "our", "us" or the "Company") is a global manufacturer of sensors, electronic components, and actuators. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. Our principal executive offices are located in Elkhart, Indiana.
We design, manufacture, and sell a broad line of sensors, electronic components, and actuators primarily to original equipment manufacturers ("OEMs") for the transportation, communications, defense and aerospace, medical, industrial, and information technology markets. We operate manufacturing facilities located throughout North America, Asia, and Europe. Sales and marketing are accomplished through our sales engineers, independent manufacturers' representatives, and distributors.
On October 2, 2013, CTS sold its Electronics Manufacturing Solutions ("EMS") business to Benchmark Electronics, Inc. ("Benchmark") for approximately $75 million in cash. The sale of EMS has allowed CTS to sharpen its focus on its remaining business. The 2013 amounts in the Consolidated Statements of Earnings (Loss) related to EMS have been reported separately as discontinued operations.
See the Consolidated Financial Statements and Notes included in Part II, Item 8 in this Annual Report on Form 10-K for financial information regarding the Company.

PRODUCTS BY MAJOR MARKETS
Our products perform specific electronic functions for a given product family and are intended for use in customer assemblies. Our major products consist principally of automotive sensors and actuators used in passenger or commercial vehicles; electronic components used in communications infrastructure, information technology and other high-speed applications, switches, and potentiometers supplied to multiple markets; and fabricated piezoelectric materials and substrates used primarily in medical, industrial, defense and aerospace, and information technology markets.

2 CTS CORPORATION

The following table provides a breakdown of net sales by industry as a percent of consolidated net sales from continuing operations:

	Major Industry
(as a % of consolidated net sales)	2015	2014	2013

Industry
Transportation	67%	67%	66%
Communications	3%	4%	6%
Information Technology	5%	6%	6%
Medical	3%	2%	2%
Industrial	14%	14%	13%
Defense and Aerospace	5%	4%	4%
Other	3%	3%	3%
% of consolidated net sales	100%	100%	100%
The following table identifies major products by industry. Products are sold to several industry OEMs and through distributors.

Product Description	Transportation	Communications	IT	Medical	Industrial	Defense and Aerospace	Other
SENSE	●			●	●	●	●
(Controls, Pedals, Piezo Sensing Products, Sensors, Switches, Transducers)
CONNECT		●	●	●	●	●	●
(EMI/RFI Filters, Capacitors, Frequency Control, Resistors RF filters)
MOVE	●		●		●		●
(Piezo Microactuators, Rotary Actuators, Thermal)

MARKETING AND DISTRIBUTION
Sales and marketing to OEMs is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Germany, Japan, Scotland, Singapore, India, Taiwan, and the United States. Approximately 90% of 2015 net sales were attributable to our sales engineers.
Our sales engineers generally service the largest customers with application-specific products. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.
We utilize the services of independent manufacturers' representatives for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from CTS. During 2015, approximately 5% of net sales were attributable to independent manufacturers' representatives. We also use independent distributors. Independent distributors purchase products from CTS for resale to customers. In 2015, independent distributors accounted for approximately 5% of net sales.

CTS CORPORATION 3

RAW MATERIALS
We utilize a wide variety of raw materials and purchased parts in our manufacturing processes. The following are the most significant raw materials and purchased components:
Conductive inks and contactors, passive electronic components, integrated circuits and semiconductors, certain rare earth elements ("REEs"), ceramic components, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, silver, gold, and steel-based raw materials and components.
These raw materials and parts are purchased from several vendors, and, except for certain semiconductors, REEs, and conductive inks, we do not believe we are dependent upon one or a limited number of vendors. Although we purchase all of our semiconductors, REEs, and conductive inks from a limited number of vendors, alternative sources are available.
We do not currently anticipate any significant raw material shortages that would limit production. However, the lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to us may vary. Occasionally, we may need to order raw materials in greater quantities and at higher-than-optimal prices to compensate for the variability of lead times for delivery.

PATENTS, TRADEMARKS, AND LICENSES
We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products that we have designed and manufactured, as well as processes and equipment used in our manufacturing technology. We were issued 11 new U.S. patents and 12 non-U.S. patents in 2015 and currently hold 155 U.S. patents and 133 non-U.S. patents. We have 10 registered U.S. trademarks, 22 registered foreign trademarks and two international trademark registrations. We have licensed the right to use several of our patents. In 2015, license and royalty income was less than 1% of net sales.

MAJOR CUSTOMERS
Sales to our 15 largest customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2015	2014	2013
Total of 15 largest customers / net sales	61.4%	60.9%	59.8%

Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2015	2014	2013
Honda Motor Co.	10.7%	10.8%	8.4%
Toyota Motor Corporation	10.1%	8.4%	6.3%
CTS sells automotive parts to both Honda and Toyota for certain vehicle platforms under purchase agreements that have no volume commitments and are subject to purchase orders issued from time to time.
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

4 CTS CORPORATION

Additionally, we expect to continue to depend on sales to our major customers. Because our customers are under no obligation to continue to do business with us on a long-term basis, it is possible that one or more customers may choose to work with a competitor and reduce their business with us. Customers may also reduce or delay their business with us because of economic or other conditions or decisions that reduce their need for our products or services. Since it is difficult to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay, or reduce a large amount of business with us in the future. If one or more of our customers were to become insolvent or otherwise unable to pay for our products and/or services, our operating results, financial condition, and cash flows could be adversely affected.

ORDER BACKLOG
Order backlog represents open purchase orders CTS has received from its customers. Order backlog may not provide an accurate indication of present or future revenue levels for CTS. Typically, the period between receipt of orders and expected delivery is relatively short. However, large orders from major customers may include backlog covering an extended period of time. Production scheduling and delivery for these orders could be changed or canceled by the customer on relatively short notice.
The following table shows order backlog of January 31, 2016 and January 25, 2015.

(in thousands)	January 31, 2016	January 25, 2015
Order backlog	$65,584	$61,783
Order backlog as of the January month-end will generally be recognized into revenue during the same fiscal year.

COMPETITION
We compete with many domestic and foreign manufacturers principally on the basis of product features, price, technology, quality, reliability, delivery, and service. Most of our product lines encounter significant global competition. The number of competitors varies from product line to product line. No one competitor competes with us in every product line, but many competitors are larger and more diversified than us.
Some customers have reduced or plan to reduce their number of suppliers, while increasing the volume of their purchases. Customers demand better cost and higher quality, reliability, and delivery standards from us as well as from our competitors. These trends create opportunities for us, but also increase the risk of loss of business to competitors. We are subject to competitive risks that are typical within the electronics industry, including in some cases short product life cycles and technical obsolescence.
We believe we compete most successfully in custom engineered products manufactured to meet specific applications of major OEMs.

NON-U.S. REVENUES AND ASSETS
Our net sales to external customers originating from non-U.S. operations as a percentage of total net sales were as follows:

	Year Ended December 31,
	2015	2014	2013
Net sales from non-U.S. operations to external customers	38%	42%	45%

CTS CORPORATION 5

Our percentages of total assets at non-U.S. locations were as follows:

	Year Ended December 31,
	2015	2014	2013
Total assets at non-U.S. operations	46%	43%	42%
A substantial portion of these assets, other than cash and cash equivalents, cannot readily be liquidated. We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations, and expropriation. Our non-U.S. manufacturing facilities are located in Canada (closed in 2015), China, Czech Republic, India, Mexico (Maquiladora) and Taiwan.
See Note 18 "Geographic Data" in the Notes to Consolidated Financial Statements for further geographic information .

RESEARCH AND DEVELOPMENT ACTIVITIES
A summary of amounts spent for research and development activities is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Research and development	$22,461	$22,563	$23,222
Ongoing research and development activity is primarily focused on expanded applications, new product development, and current product and process enhancements.
We believe a strong commitment to research and development is required for growth. Most of our research and development activities relate to developing new, innovative products and technologies to meet the current and future needs of our customers. We provide our customers with full systems support to ensure quality and reliability through all phases of design, launch, and manufacturing to meet or exceed customer requirements. Many such research and development activities benefit one or a limited number of customers or potential customers. All research and development costs are expensed as incurred.

EMPLOYEES
We employed 2,883 people at December 31, 2015, with 74.3% of these employees located outside the U.S. We employed 2,948 people at December 31, 2014. Approximately 190 CTS employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2015. One agreement, which covers 163 employees, is scheduled to expire in 2018 and the other, which covers 27 employees, is scheduled to expire in 2016.

ADDITIONAL INFORMATION
We are incorporated in the State of Indiana. Our principal corporate office is located at 1142 West Beardsley Avenue, Elkhart, Indiana 46514.
Our internet address is www.ctscorp.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The information contained on or accessible through our website is not part of this or any other report we file or furnish to the SEC, other than the documents that we file with the SEC that are incorporated by reference herein.
Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling

6 CTS CORPORATION

the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

EXECUTIVE OFFICERS OF THE COMPANY
Executive Officers.    The following serve as executive officers of CTS as of February 24, 2016. The executive officers are expected to serve until the next annual meeting of the Board of Directors, scheduled to be held on or about May 19, 2016, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Kieran O'Sullivan	53	President, Chief Executive Officer and Chairman of the Board
Ashish Agrawal	45	Vice President and Chief Financial Officer
Luis Francisco Machado	53	Vice President, General Counsel and Secretary

Kieran O'Sullivan - 53 - President, Chief Executive Officer and Chairman of the Board - joined CTS on January 7, 2013. Before joining CTS, Mr. O'Sullivan served as Executive Vice President of Continental AG's Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006.
Ashish Agrawal - 45 - Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer for CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Corporation, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer since 2007. Prior to that, Mr. Agrawal was with General Electric Co. in various positions since December 1994.
Luis Francisco Machado - 53 - Vice President, General Counsel and Secretary. Mr. Machado joined CTS in August 2015. Before joining CTS, Mr. Machado was Senior Vice President, Legal and Assistant Secretary at L Brands, Inc. since August 2010 and Associate General Counsel, Corporate and Assistant Secretary of Wm. Wrigley Jr. Company since February 2006.
Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
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
We depend on a small number of customers for a large portion of our business, and changes in the level of our customers' orders have, in the past, had a significant impact on our results of operations. Our 15 largest customers represent a substantial portion of our sales from continuing operations. If a major customer significantly delays, reduces, or cancels the level of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Such an adverse effect would likely be material if one of our largest customers significantly reduces its level of business. Significant pricing and margin pressures exerted by a key customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our largest customers were to become insolvent or otherwise unable to pay or were to

CTS CORPORATION 7

delay payment for services, our business, financial condition and operating results could be materially adversely affected.
Negative or unexpected tax consequences could adversely affect our results of operations.
Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could materially and adversely affect our results of operations.
Several countries in which we operate provide tax incentives to attract and retain business. These tax incentives expire over various periods and are subject to certain conditions with which we expect to comply. Our taxes could increase if certain tax incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, acquisitions or divestitures may cause our effective tax rate to increase.
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
Our industry is highly competitive and characterized by price erosion and rapid technological change. We compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. If any customer becomes dissatisfied with our prices, quality or timeliness of delivery, among other things, it could award business to our competitors. Moreover, some of our customers could choose to manufacture and develop particular products themselves rather than purchase them from us. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect our business, financial condition and operating results. These developments also may materially adversely affect our ability to compete against these manufacturers going forward. We cannot assure you that our products will continue to compete successfully with our competitors' products, including OEMs.
We may be unable to keep pace with rapid technological changes that could make some of our products or processes obsolete before we realize a return on our investment.
The technologies relating to some of our products have undergone, and are continuing to undergo, rapid and significant changes. End markets for our products are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable before we can recover any or all of our research, development and commercialization expenses or capital investments. Furthermore, the life cycles of our products and the products we manufacture for others vary, may change and are difficult to estimate.
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
We generally do not obtain firm, long-term purchase commitments from our customers, and have often experienced reduced lead times in customer orders. Customers cancel orders, change production quantities and delay production for a number of reasons. Uncertain economic and geopolitical conditions may result in some of our customers delaying the delivery of some of the products we manufacture for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a number of customers may harm our results of operations by reducing the volumes of products we manufacture, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower profitability.
In addition, customers may require that manufacturing of their products be transitioned from one of our facilities to another to achieve cost reductions and other objectives. Such transfers may result in inefficiencies and costs due to

8 CTS CORPORATION

resulting excess capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, we make significant decisions, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the changes in demand for their products may reduce our ability to estimate future customer requirements accurately. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize and delivery schedules may be deferred as a result of changes in demand for our products or our customers' products. We often increase staffing and capacity, and incur other expenses to meet the anticipated demand of our customers, which causes reductions in our gross margins if customer orders are delayed or canceled. On occasion, customers require rapid increases in production, which may stress our resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed over the short-term, a reduction in customer demand could harm our gross margin and operating income until such time as adjustments can be made to activity or operating levels and structural costs.
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
Net sales to the automotive, computer and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for their products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including among others, industry slowdown, recession, political instability, costly or constraining regulations, budget cuts or reduced government spending, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers' production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. Also, the automotive industry is generally unionized and some of our customers have experienced labor disruptions in the past. Furthermore, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. Some of our automotive customers have experienced financial distress. The failure of one or more automotive manufacturers that we serve may result in the failure to receive payment in full for products sold in the past and an abrupt cancellation in demand for certain products. Weakness in auto demand, the insolvency of automobile manufacturers that we serve or their suppliers, and constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.
Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.
Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects could result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects could result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. As we grow our business in the automotive and medical device manufacturing markets, the risk of exposure to product liability litigation increases. We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability; however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage. Accordingly, our results of operations, cash flow and financial position could be adversely affected.

CTS CORPORATION 9

We are exposed to fluctuations in foreign currency exchange rates that may adversely affect our business, financial condition and operating results.
We transact business in various foreign countries. We present our consolidated financial statements in U.S. dollars, but a portion of our revenues and expenditures are transacted in other currencies. As a result, we are exposed to fluctuations in foreign currencies. Additionally, we have currency exposure arising from funds held in local currencies in foreign markets. Volatility in the exchange rates between the foreign currencies and the U.S. dollar could harm our business, financial condition and operating results. Furthermore, to the extent we sell our products in foreign markets, currency fluctuations may result in our products becoming too expensive for foreign customers.
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
Because we have significant international operations, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may materially adversely affect us, including: political and economic instability in countries in which our products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings repatriation and expatriation restrictions; exposure to different legal standards, including related to intellectual property; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes we pay; inflation or deflation; greater difficulty in collecting accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; and communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage compared to some of our foreign competitors.
In addition, we may face risks associated with violations of the Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our Code of Ethics mandates compliance with these anti-bribery laws. We operate in many parts of the world where strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the detrimental actions by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
Furthermore, we may face public health or safety concerns in some of the countries in which we operate that could have a material adverse effect on our business, financial condition and operating results.
We may restructure our operations, which may materially adversely affect our business, financial condition and operating results.
In 2013, we initiated the June 2013 Plan which is to designed to revise and consolidate certain operations for the purpose of improving our cost structure. The implementation of this plan resulted in the elimination of approximately 350 positions within our global operations. During the fourth quarter of 2014, CTS management amended the June 2013 Plan. The amendment added the elimination of approximately 130 additional positions and additional cost to settle CTS' U.K. pension plan. The positions eliminated will be spread globally throughout CTS businesses. The above actions were substantially complete in 2015.

10 CTS CORPORATION

In 2014, we initiated a restructuring plan to consolidate our Canadian operations into other existing CTS facilities. These restructuring actions resulted in the elimination of approximately 120 positions in 2015.
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
We intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for any number of reasons including a failure to secure financing. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management's attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. Even if we are initially successful in integrating a new operation, we may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.
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

CTS CORPORATION 11

will provide us with any competitive advantage. We also cannot provide assurance that the patents will not be challenged by third parties or that the patents of others will not materially adversely affect our ability to do business.
We may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringed on their intellectual property. These claims and any resulting lawsuit could subject us to liability for damages and invalidate our intellectual property rights. If an infringement claim is successfully asserted by a holder of intellectual property rights, we may be required to cease marketing or selling certain products, pay penalties and spend significant time and money to develop a non-infringing product or process or to obtain licenses for the technology, process or information from the holder. We may not be successful in the development of a non-infringing alternative, or licenses may not be available on commercially acceptable terms, if at all, in which case we may lose sales and profits. In addition, any litigation could be lengthy and costly and could materially adversely affect us even if we are successful in the litigation.
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
We depend on our senior executive officers and other key personnel to run our business. We do not have long-term employment contracts with our key personnel. The loss of any of these officers or other key personnel could adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is at times intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop marketable products.
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
In addition, because we are a generator of hazardous wastes we may be subject to financial exposure for costs, including costs of investigation and any remediation, associated with contaminated sites at which hazardous substances from our operations have been stored, treated or disposed of. We may also be subject to exposure for such costs at sites that we currently own or operate or formerly owned or operated. Such exposure may be joint and several, so that we may be held responsible for more than our share of the contamination or even for the entire contamination.
We have been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, generator groups that we are or may be a potentially responsible party regarding hazardous substances at several sites either owned, formerly owned, or operated by CTS currently or in the past, including sites designated as Superfund sites. Although we estimate our potential liability with respect to environmental violations or alleged violations and other environmental liabilities and reserves for such matters, we cannot assure you that our reserves will be sufficient to cover the actual costs that we incur as a result of these matters.
Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at our manufacturing sites (or at sites to which we have sent wastes for disposal), changes in

12 CTS CORPORATION

existing environmental laws or their interpretation, and more rigorous efforts by regulatory authorities, may require additional expenditures by us to modify operations, install pollution control equipment, clean contaminated sites or curtail our operations. These expenditures could have a negative impact on our operations.
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
Our revolving credit facility requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates. Additionally, the revolving credit facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and repurchases stock or make dividend payments above a certain amount.
The restrictions contained in our credit facility could limit our ability to plan for or react to market conditions or meet capital needs or could otherwise restrict our activities or business plans. These restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, fund investments or other capital needs or engage in other business activities that could be in our interest.
Further, our ability to comply with our loan covenants may be affected by events beyond our control that could result in an event of default under our credit facility, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit facility. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.
New regulations related to conflict minerals could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who may use conflict minerals mined from the DRC and adjoining countries in their products. The act requires due diligence efforts be initiated in fiscal 2013, with initial disclosure requirements beginning in May 2014. There have been and will continue to be costs associated with complying with these disclosure requirements, including diligence costs to determine the sources of minerals used in our products and other potential changes to products, processes or sources of supply to the extent necessary as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict-free minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain conflict minerals or if we are unable to sufficiently verify the origins for all minerals used in our products through the procedures we may implement.
Ineffective internal control over our financial reporting may harm our business.
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). Our controls necessary for continued compliance with Sarbanes-Oxley may not operate effectively or at all times and may result in a material weakness. The identification of material weaknesses in internal control over financial reporting could indicate a lack of proper controls to generate accurate financial statements. Further, the effectiveness

CTS CORPORATION 13

of our internal controls may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
Natural disasters may adversely impact our capability to supply product to our customers.
Natural disasters occurring at any of our locations may lead to disruption in our capability to supply product to our customers. In some cases, it may not be possible for us to find an alternate manufacturing location for certain product lines, further impacting our capability to recover from such a disruption.
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

14 CTS CORPORATION

Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.  Properties
As of February 24, 2016, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased
Albuquerque, New Mexico	102,800	Leased
Elkhart, Indiana	319,000	Owned
Haryana, India	19,400	Leased
Hopkinton, Massachusetts	32,000	Owned
Juarez, Mexico	114,200	Leased
Kaohsiung, Taiwan	75,900	Owned	(1)
Matamoros, Mexico	51,000	Owned
Nogales, Mexico	64,000	Leased
Ostrava, Czech Republic	67,600	Leased
Tianjin, China	225,000	Owned	(2)
Zhongshan, China	112,600	Leased
Total manufacturing	1,183,500

(1)	Ground lease through 2017; restrictions on use and transfer apply.

(2)	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/Leased	Description
Brownsville, Texas	N/A	Owned	Land
El Paso, Texas	22,400	Leased	Office and warehouse
Elkhart, Indiana	93,000	Owned	Idle facility
Farmington Hills, Michigan	1,800	Leased	Sales office
Glasgow, Scotland	75,000	Owned	Administrative offices and research
Lisle, Illinois	37,300	Leased	Administrative offices and research
Malden, Massachusetts	3,600	Leased	Administrative offices and research
Nagoya, Japan	800	Leased	Sales office
Sandwich, Illinois	N/A	Owned	Land
Singapore	5,600	Leased	Sales office
Streetsville, Ontario, Canada	112,000	Owned	Idle facility
Yokohama, Japan	1,400	Leased	Sales office
Total non-manufacturing	352,900
We regularly assess the adequacy of our manufacturing facilities for manufacturing capacity, available labor, and proximity to our markets and major customers. Management believes our manufacturing facilities are suitable and adequate, and have sufficient capacity to meet our current needs. The extent of utilization varies from plant to plant and with general economic conditions. We also review the operating costs of our facilities and may from time-to-time relocate a portion of our manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow.

CTS CORPORATION 15

Item 3.  Legal Proceedings
From time to time we are involved in litigation with respect to matters arising from the ordinary conduct of our business, and currently certain claims are pending against us. In the opinion of management, based upon presently available information, either adequate provision for anticipated costs have been accrued or the ultimate anticipated costs will not materially affect our consolidated financial position, results of operations, or cash flows.
See NOTE 9 "Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Item 4.  Mine Safety Disclosures
        Not applicable.

16 CTS CORPORATION

PART II
Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
CTS common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 19, 2016, there were approximately 1,153 common shareholders of record.
CTS' quarterly dividend was $0.04 per share, or an annual rate of $0.16 per share, for the years ended December 31, 2015 and 2014. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, the financial condition of CTS, and any other factors considered relevant by the Board of Directors.
Per Share Data (Unaudited)

			Dividends	Net Earnings
	High(1)	Low(1)	Declared	Basic	Diluted
2015
4th quarter	$20.25	$16.86	$0.04	$(0.42)	$(0.42)
3rd quarter	19.49	17.85	0.04	(0.15)	(0.15)
2nd quarter	19.45	17.15	0.04	0.58	0.57
1st quarter	18.22	15.30	0.04	0.19	0.19
2014
4th quarter	$19.15	$15.58	$0.04	$0.21	$0.21
3rd quarter	19.27	16.18	0.04	0.24	0.24
2nd quarter	21.65	16.29	0.04	0.19	0.19
1st quarter	21.35	17.45	0.04	0.15	0.15

(1)	The market prices of CTS common stock presented reflect the highest and lowest sales prices on The New York Stock Exchange for each quarter of the last two years.
As shown in the following table, we repurchased stock during the three months ended December 31, 2015:

(in thousands, except share data)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Value of Shares Purchased as Part of Plans or Program	(d) Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Balance at September 27, 2015				$20,018
September 28, 2015 – October 25, 2015	50,000	$19.00	$950	$19,068
October 26, 2015 – November 22, 2015	50,000	$18.57	$929	$18,139
November 23, 2015 – December 31, 2015	32,500	$18.02	$585	$17,554

(1)	In April 2015, CTS' Board of Directors authorized a program to repurchase up to $25 million of its common stock in the open market. The authorization has no expiration.

CTS CORPORATION 17

Item 6.  Selected Financial Data
Five-Year Summary
(Amounts in thousands, except percentages and per share amounts)

	2015	% of Sales	2014	% of Sales	2013	% of Sales	2012	% of Sales	2011	% of Sales
Summary of Operations
Net sales from continuing operations	$382,310	100.0	$404,021	100.0	$409,461	100.0	$304,481	100.0	$279,857	100.0
Cost of goods sold	255,201	66.8	274,058	67.8	288,108	70.4	212,965	70.0	190,634	68.1
Gross Margin	127,109	33.2	129,963	32.2	121,353	29.6	91,516	30.0	89,223	31.9
Insurance recovery from business interruption	—	—	—	—	—	—	(637)	(0.2)	—	—
Selling, general and administrative expenses	57,430	15.0	59,136	14.6	69,989	17.1	63,071	20.7	54,136	19.3
Research and development expenses	22,461	5.9	22,563	5.6	23,222	5.7	20,918	6.9	19,990	7.2
Non-recurring environmental expense	14,541	3.8	—	—	—	—	—	—	—	—
Restructuring and impairment charges	14,564	3.8	5,941	1.5	10,455	2.5	3,437	1.1	2,389	0.9
Gain on sale-leaseback	—	—	—	—	—	—	(10,334)	(3.4)	—	—
Operating earnings from continuing operations	18,113	4.7	42,323	10.5	17,687	4.3	15,061	4.9	12,708	4.5
Other (expense) income - net	(5,852)	(1.5)	(2,975)	(0.7)	376	0.1	(617)	(0.2)	(392)	(0.1)
Earnings before income taxes from continuing operations	12,261	3.2	39,348	9.8	18,063	4.4	14,444	4.7	12,316	4.4
Income tax expense from continuing operations	5,307	1.4	12,826	3.2	16,066	3.9	952	0.3	1,053	0.4
Earnings from continuing operations	6,954	1.8	26,522	6.6	1,997	0.5	13,492	4.4	11,263	4.0
(Loss)/earnings from discontinued operations, net of tax	—		—		(5,926)		6,841		9,704
Net earnings (loss)	$6,954		$26,522		$(3,929)		$20,333		$20,967
Retained earnings - beginning of year	$380,145		358,997		367,800		352,205		335,524
Dividends declared	(5,259)		(5,374)		(4,874)		(4,738)		(4,286)
Retained earnings - end of year	$381,840		$380,145		$358,997		$367,800		$352,205
Net earnings (loss) per share:
Basic:
Continuing operations	$0.21		$0.79		$0.06		$0.40		$0.33
Discontinued operations	—		—		(0.18)		0.20		0.28
Total	$0.21		$0.79		$(0.12)		$0.60		$0.61
Diluted:
Continuing operations	$0.21		$0.78		$0.06		$0.39		$0.32
Discontinued operations	—		—		(0.18)		0.20		0.28
Total	$0.21		$0.78		$(0.12)		$0.59		$0.60
Average basic shares outstanding (000s)	32,959		33,618		33,601		33,922		34,321
Average diluted shares outstanding (000s)	33,484		34,130		34,249		34,523		35,006
Cash dividends per share (annualized)	$0.160		$0.160		$0.145		$0.140		$0.125
Capital expenditures (1)	$9,723		$12,949		$13,982		$16,323		$20,307
Depreciation and amortization	$16,254		$16,971		$21,169		$19,615		$17,548
Financial Position at Year End
Current assets	$251,979		$240,401		$236,269		$309,558		$283,386
Current liabilities	101,351		79,982		95,120		115,040		124,237
Current ratio	2.5 to 1		3.0 to 1		2.5 to 1		2.7 to 1		2.3 to 1
Working capital	150,628		160,419		141,149		194,518		159,149
Inventories	24,600		27,887		32,226		81,752		92,540
Net property, plant and equipment	69,872		71,414		74,869		93,725		84,860
Total assets	484,133		456,926		480,265		561,190		480,815
Long-term debt	90,700		75,000		75,000		153,500		74,400
Long-term obligations, including long-term debt	101,128		87,155		88,416		178,392		93,281
Shareholders' equity	281,654		289,789		296,729		267,758		263,297
Common shares outstanding (000s)	32,548		33,392		33,559		33,433		34,066
Equity (book value) per share	$8.65		$8.68		$8.84		$8.01		$7.73
Stock price range	20.25-15.30		21.65-15.58		20.10-9.33		11.22-7.06		12.39-7.14
______________________________

(1)	Includes capital expenditures to replace property, plant and equipment damaged in casualties of $2,859 and $4,733 in 2012 and 2011

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the "Five-Year Summary."

18 CTS CORPORATION

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
CTS Corporation ("CTS", "we", "our", "us" or the "Company") is a global manufacturer of electronic components and sensors used primarily in the transportation, communications, defense and aerospace, medical, industrial, and information technology markets.
CTS' vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. CTS provides components and modules for electronic systems that are organized under the categories of Sense, Connect, Move. Our Sense products provide vital inputs to electronic systems. Our Connect products allow systems to function in sync with other systems. Our Move products ensure required movements are effectively and accurately executed. CTS is committed to invest in the development and supply of products and technologies that Sense, Connect, and Move to fulfill its vision.
There is an increasing proliferation of sensing and motion products in various markets served by CTS, including automotive, industrial and other applications. In addition, increasing connectivity of various devices to the internet, communication bandwidth usage, and data storage requirements create opportunities for CTS and its connectivity product portfolio. The Company's success is dependent on its ability to execute this strategy. CTS is subject to challenges including periodic market softness, competition from other suppliers, changes in technology, and the ability to add new customers, launch new products or penetrate new markets.
Results of Operations: Fourth Quarter 2015 versus Fourth Quarter 2014
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings (Loss) for the quarters ended December 31, 2015 and December 31, 2014:

	Three Months Ended
	December 31, 2015	December 31, 2014	Percent Change	Percent of Net Sales – 2015	Percent of Net Sales – 2014
Net sales	$93,282	$100,378	(7.1)	100.0	100.0
Cost of goods sold (1)	63,128	67,352	(6.3)	67.7	67.1
Gross margin	30,154	33,026	(8.7)	32.3	32.9
Selling, general and administrative expenses	13,805	15,783	(12.5)	14.8	15.7
Research and development expenses	6,083	5,798	4.9	6.5	5.8
Restructuring and impairment charges	9,335	1,135	722.5	10.0	1.1
Total operating expenses	29,223	22,716	28.6	31.3	22.6
Operating earnings	931	10,310	(91.0)	1.0	10.3
Other (expense) income	(1,610)	(1,553)	3.7	(1.7)	(1.6)
(Loss) earnings before income tax	(679)	8,757	(107.8)	(0.7)	8.7
Income tax expense	12,974	1,793	623.6	13.9	1.8
Net (loss) earnings	$(13,653)	$6,964	(296.1)	(14.6)	6.9
Diluted earnings per share:
Diluted net (loss) earnings per share	$(0.42)	$0.21

(1)	Cost of goods sold includes restructuring-related charges of $187 in 2015 and $531 in 2014.
Sales of $93,282 in the fourth quarter of 2015 decreased $7,096 or 7.1% from the fourth quarter of 2014. Sales to automotive markets decreased $3,933 partly due to lower volumes of older automotive products and partly due to foreign currency impact of approximately $1,600. Other sales were $3,163 lower in the fourth quarter of 2015 driven by weak demand in communications and HDD markets.
Gross margin as a percent of sales was 32.3% in the fourth quarter of 2015 compared to 32.9% in the fourth quarter of 2014. The decrease in gross margin was largely related to lower volumes.
Selling, general and administrative expenses were $13,805 or 14.8% of sales in the fourth quarter of 2015 versus $15,783 or 15.7% of sales in the comparable quarter of 2014. The decrease was primarily due to continued efficiency gains from restructuring projects, cost containment efforts, and timing of certain expenses.

CTS CORPORATION 19

Research and development expenses were $6,083 or 6.5% of sales in the fourth quarter of 2015 compared to $5,798 or 5.8% of sales in the comparable quarter of 2014. The increase was related to continued investment in new products to drive organic growth. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
Restructuring and impairment charges in the fourth quarter of 2015 totaled $9,335 and consisted of a non-cash charge for unamortized losses related to the windup of CTS’ U.K. pension plan in the amount of $8,280 and other costs incurred in connection with CTS' previously announced 2013 and 2014 restructuring plans. The fourth quarter 2014 restructuring charges totaled $1,135 and consisted primarily of accruals related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities and costs in other locations related to the 2013 and 2014 restructuring plans.
Operating earnings were $931 or 1.0% of sales in the fourth quarter of 2015 compared to $10,310 or 10.3% of sales in the comparable quarter of 2014 as a result of the items discussed above.
Other (expense) income items are summarized in the following table:

	Three Months Ended
	December 31, 2015	December 31, 2014
Interest expense	$(673)	$(563)
Interest income	719	827
Other (expense) income, net	(1,656)	(1,817)
Total other (expense) income	$(1,610)	$(1,553)
Interest expense increased slightly in the fourth quarter of 2015 versus 2014 as a result of higher borrowings and a slightly higher interest rate. Interest income declined slightly due to the impact of lower interest rates on higher cash balances in China. Other expense in the fourth quarter of 2015 and 2014 was driven by foreign currency translation losses as the U.S. Dollar appreciated during the quarter compared to the Chinese Renminbi.

	Three Months Ended
	December 31, 2015	December 31, 2014
Effective tax rate	(1,910.8)%	20.5%

The effective income tax rate for the fourth quarter of 2015 was (1,910.8%), which includes the impact of restructuring charges and one-time items. In the fourth quarter of 2015, CTS determined that as a result of changes in the business, the foreign earnings of its Canadian and U.K. subsidiaries were no longer permanently reinvested. Therefore, a provision for the expected taxes on repatriation of those earnings was recorded. In addition, although CTS plans to permanently reinvest the earnings of its Chinese operations outside the U.S., CTS has determined that it will not maintain those earnings in China in order to mitigate future currency risk. As a result of these changes, CTS recorded a tax expense of $7,461. CTS recorded additional discrete tax items related to valuation allowances, foreign earnings, and other discrete items in the fourth quarter of 2015, which increased income tax expense by $4,912. Since the shutdown of manufacturing facilities in the U.K. and Canada, CTS does not anticipate generating future profits in these countries. Therefore, the change in permanent reinvestment assertion for these two countries is not expected to have an ongoing impact on the Company's effective tax rate. CTS will continue to record tax expense for withholding taxes (currently 10%) on earnings in China that are not anticipated to be maintained in China. This expense will increase the Company's ongoing effective tax rate. The effective income tax rate for the fourth quarter of 2014 was 20.5%, which included the impact of restructuring charges and one-time items. Tax adjustments related to restructuring decreased the rate by 1.3% in the fourth quarter of 2014. Discrete tax items reduced the rate by 8.4%. The 2014 effective rate reflected a change in the mix of earnings by jurisdiction.

The net loss was $13,653 or $0.42 per share in the fourth quarter of 2015 compared to net earnings of $6,964 or $0.21 per diluted share in the comparable quarter of 2014.

20 CTS CORPORATION

Results of Operations: Year Ended December 31, 2015 versus Year Ended December 31, 2014
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings (Loss) for the years Ended December 31, 2015 and December 31, 2014:

	Year Ended
	December 31, 2015	December 31, 2014	Percent Change	Percent of Net Sales – 2015	Percent of Net Sales – 2014
Net sales	$382,310	$404,021	(5.4)	100.0	100.0
Cost of goods sold (1)	255,201	274,058	(6.9)	66.8	67.8
Gross margin	127,109	129,963	(2.2)	33.2	32.2
Selling, general and administrative expenses	57,430	59,136	(2.9)	15.0	14.6
Research and development expenses	22,461	22,563	(0.5)	5.9	5.6
Non-recurring environmental expense	14,541	—	N/M	3.8	—
Restructuring and impairment charges	14,564	5,941	145.1	3.8	1.5
Total operating expenses	108,996	87,640	24.4	28.5	21.7
Operating earnings	18,113	42,323	(57.2)	4.7	10.5
Other (expense) income	(5,852)	(2,975)	96.7	(1.5)	(0.7)
Earnings before income tax	12,261	39,348	(68.8)	3.2	9.8
Income tax expense	5,307	12,826	(58.6)	1.4	3.2
Net earnings	6,954	26,522	(73.8)	1.8	6.6
Diluted earnings per share:
Diluted net earnings per share	$0.21	$0.78

(1)	Cost of goods sold includes restructuring related charges of $631 in 2015 and $1,935 in 2014.
N/M = not meaningful
Sales of $382,310 for the year ended December 31, 2015 decreased $21,711 or 5.4% from 2014. Sales to automotive markets declined $14,941 partly due to lower volumes of older automotive products and partly due to an unfavorable currency impact of approximately $7,800. Other sales were down $6,770 driven by weak demand in communications and HDD markets.
Gross margin as a percent of sales was 33.2% in 2015 versus 32.2% in 2014. The increase in gross margin resulted from cost savings from continued efficiency gains, material and labor productivity projects, and savings from restructuring projects. CTS realized a substantial portion of anticipated savings from the shift of production from Canada to lower cost locations. In addition, foreign exchange rates had a favorable impact on manufacturing costs as the U.S. Dollar appreciated against various local currencies in countries in which CTS has manufacturing operations.
Selling, general and administrative expenses were $57,430 or 15.0% of sales for the year ended December 31, 2015 versus $59,136 or 14.6% of sales in the comparable period of 2014. The decrease was attributable to restructuring actions, cost containment efforts, and the timing of certain expenses.
Research and development expenses were $22,461 or 5.9% of sales in 2015 compared to $22,563 or 5.6% of sales in 2014. The decrease was driven by a re-prioritization of spending on specific projects and timing of projects. Research and development expenses are primarily focused on expanded applications of existing products and new product development as well as current product and process enhancements.
A non-recurring environmental charge of $14,541 was recorded in the third quarter of 2015 related to a site in Asheville, North Carolina. The charge recorded included both the interim remediation costs proposed by CTS and accepted by the Environmental Protection Agency (“EPA”) and anticipated future remediation costs and monitoring for a final site-wide remediation.
Restructuring and impairment charges for the year ended December 31, 2015 totaled $14,564 and consisted largely of a non-cash charge for unamortized losses related to the windup of CTS’ U.K. pension plan in the amount of $8,280 as well as severance and other costs incurred in connection with the 2013 and 2014 restructuring plans. Restructuring

CTS CORPORATION 21

charges for the year ended December 31, 2014 totaled $5,941 and consisted primarily of severance costs related to the consolidation of CTS’ Canadian operation into other CTS facilities, lease impairment cost in the U.K., asset impairment costs related to the sale of the Carol Stream facility, and costs in other locations related to the 2013 and 2014 restructuring plans.
Operating earnings were $18,113 or 4.7% of sales in 2015 compared to $42,323 or 10.5% of sales in 2014 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Year Ended
	December 31, 2015	December 31, 2014
Interest expense	$(2,628)	$(2,326)
Interest income	3,073	2,786
Other (expense) income, net	(6,297)	(3,435)
Total other expense	$(5,852)	$(2,975)
Interest expense increased in the year ended December 31, 2015 versus the comparable period in 2014 as a result of higher borrowings in 2015. The higher borrowings were primarily to fund share buybacks in 2015. Interest income increased primarily due to higher cash balances. Other expense in the years ended December 31, 2015 and December 31, 2014 was primarily due to the unfavorable foreign exchange impact related to the appreciation of the U.S. Dollar compared to the Chinese Renminbi and the Euro.

	Year Ended
	December 31, 2015	December 31, 2014
Effective tax rate	43.3%	32.6%
The effective income tax rate in 2015 was 43.3%, which included the impact of restructuring charges and one-time items. In 2015, CTS determined that as a result of changes in the business, the foreign earnings of its Canadian and U.K. subsidiaries were no longer permanently reinvested. Therefore, a provision for the expected taxes on repatriation of those earnings was recorded. In addition, although CTS plans to permanently reinvest the earnings of its Chinese operations outside the U.S., CTS has determined that it will not maintain those earnings in China in order to mitigate future currency risk. As a result of these changes, CTS recorded a tax expense of $7,461. CTS recorded a benefit of $16,305 related to the change in the treatment of foreign taxes for U.S. federal income tax purposes. CTS recorded additional discrete tax items in 2015 which increased income tax expense by $10,157 related to uncertain tax positions on certain foreign taxes, valuation allowances, foreign earnings, and other discrete items. The effective tax rate in 2014 was 32.6%, which included the impact of restructuring charges and one-time items. Tax adjustments related to restructuring increased the rate by 2.9% in 2014. Discrete tax items reduced the rate by 1.6%. The 2014 effective rate reflected higher profits, primarily from a change in the mix of earnings by jurisdiction.
Net earnings were $6,954 or $0.21 per diluted share for the year ended December 31, 2015 compared to earnings of $26,522 or $0.78 per diluted share in the comparable period of 2014.

22 CTS CORPORATION

Results of Operations: Year Ended December 31, 2014 versus Year Ended December 31, 2013
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings (Loss) for the Year Ended December 31, 2014 and December 31, 2013:

	Year Ended
	December 31, 2014	December 31, 2013	Percent Change	Percent of Net Sales – 2014	Percent of Net Sales – 2013
Net sales	$404,021	$409,461	(1.3)	100.0	100.0
Cost of goods sold (1)	274,058	288,108	(4.9)	67.8	70.4
Gross margin	129,963	121,353	7.1	32.2	29.6
Selling, general and administrative expenses	59,136	69,989	(15.5)	14.6	17.1
Research and development expenses	22,563	23,222	(2.8)	5.6	5.7
Restructuring and impairment charges	5,941	10,455	(43.2)	1.5	2.5
Total operating expenses	87,640	103,666	(15.5)	21.7	25.3
Operating earnings	42,323	17,687	139.3	10.5	4.3
Other (expense) income	(2,975)	376	N/M	(0.7)	0.1
Earnings from continuing operations before income taxes	39,348	18,063	117.8	9.8	4.4
Income tax expense	12,826	16,066	(20.2)	3.2	3.9
Earnings from continuing operations	26,522	1,997	N/M	6.6	0.5
Loss from discontinued operations, net of taxes	—	(5,926)	N/M	—	(1.5)
Net earnings (loss)	$26,522	$(3,929)	N/M	6.6	(1.0)
Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.78	$0.06
Diluted loss per share from discontinued operations	$—	$(0.18)
Diluted net earnings (loss) per share	$0.78	$(0.12)

(1)	Cost of goods sold includes restructuring related charges of $1,935 in 2014 and $1,317 in 2013.
N/M = not meaningful
Sales of $404,021 for the year ended December 31, 2014 decreased $5,440 or 1.3% from 2013. Sales to automotive markets increased $2,783. Other sales were $8,223 lower driven by lower shipments of electronic components, mainly frequency, filter and HDD products, which were partially offset by higher shipments of piezo products. Sales in 2013 included a special order of $5,491 to an automotive customer. Excluding this special order, sales in 2014 were approximately equal to sales in 2013.
Gross margin as a percent of sales was 32.2% in 2014 versus 29.6% in 2013. The increase in gross margin resulted from cost savings from restructuring actions, productivity improvements, product mix and favorable foreign exchange impact.
Selling, general and administrative expenses were $59,136 or 14.6% of sales for the year ended December 31, 2014 versus $69,989 or 17.1% of sales in the comparable period of 2013. The decrease is attributable to restructuring actions, cost containment efforts in 2014, costs for CTS’ CEO transition of $4,138 in 2013, and lower pension expense in 2014 compared to 2013. These reductions were partially offset by an increase in selling and marketing expenses to drive growth initiatives.
Research and development expenses were $22,563 or 5.6% of sales in 2014 compared to $23,222 or 5.7% of sales in 2013. The decrease was driven by higher non-recurring engineering funding from customers, timing of projects, cost reductions related to restructuring actions, and a repositioning of CTS’ spending on various projects. Research and development expenses are primarily focused on expanded applications of existing products and new product development as well as current product and process enhancements.

CTS CORPORATION 23

Restructuring and impairment charges declined in the year ended December 31, 2014 versus 2013. Charges for the year ended December 31, 2014 totaled $5,941 and consist primarily of severance costs related to the consolidation of CTS’ Canadian operation in Streetsville, Ontario into other CTS facilities, severance costs in China, Mexico and the U.K. and at CTS’ corporate office, lease impairment costs in the U.K. as well as asset impairment costs related to the sale of the Carol Stream facility. Restructuring charges for the year ended December 31, 2013 totaled $10,455 and consist primarily of severance, asset impairments, legal and administrative costs related to the June 2013 Restructuring Plan (“June 2013 Plan”). The June 2013 Restructuring Plan consolidated our U.K. manufacturing facility into the Czech Republic facility, consolidated our Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility, discontinued manufacturing at our Singapore facility and restructured our corporate office.
Operating earnings were $42,323 or 10.5% of sales in 2014 compared to $17,687 or 4.3% of sales in 2013 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Year Ended
	December 31, 2014	December 31, 2013
Interest expense	$(2,326)	$(3,264)
Interest income	2,786	1,901
Other income, net	(3,435)	1,739
Total other income (expense)	$(2,975)	$376
Interest expense decreased in the year ended December 31, 2014 versus the comparable period in 2013 as a result of lower borrowings enabled by the proceeds from the EMS divestiture in the fourth quarter of 2013. Interest income increased primarily due to higher cash balances. Other expense in the year ended December 31, 2014 is primarily due to the unfavorable foreign exchange impact related to the appreciation of the U.S. Dollar compared to the Chinese Renminbi and the Euro. In 2013, the U.S. Dollar depreciated compared to these currencies, driving a considerable foreign exchange gain.

	Year Ended
	December 31, 2014	December 31, 2013
Effective tax rate	32.6%	89.0%
The effective income tax rate in 2014 was 32.6%, which includes the impact of restructuring charges and one-time items. Tax adjustments related to restructuring increased the rate by 2.9% in 2014. Discrete tax items reduced the rate by 1.6%. The 2014 effective rate reflects higher profits, primarily from a change in the mix of earnings by jurisdiction. The 2013 effective tax rate was 89.0% and reflects $10,800 of tax expense related to a $30,000 cash repatriation from Singapore to the U.S. as a result of the Singapore restructuring and tax expense of $1,000 for the write-off of deferred tax assets in the U.K. related to the June 2013 Restructuring Plan. A $1,632 discrete tax benefit is also included in 2013 associated with the retroactive application of the U.S. research tax credit signed into law during January 2013 and granting of the China high technology incentive tax credit in the first quarter of 2013. In 2014, CTS recognized a $594 tax benefit in its 2014 tax provision due to U.S. tax extender legislation.
Net earnings from continuing operations were $26,522 or $0.78 per diluted share for the year ended December 31, 2014 compared to earnings from continuing operations of $1,997 or $0.06 per diluted share in the comparable period of 2013.
The loss from discontinued operations in 2013 represents the results from the CTS EMS business, which was divested in the fourth quarter of 2013.
Liquidity and Capital Resources
(Amounts in thousands, except percentages and per share amounts):
Cash and cash equivalents were $156,928 at December 31, 2015 and $134,508 at December 31, 2014, of which $156,310 and $131,152, respectively, were held outside the United States. The increase in cash and cash equivalents was driven by cash generated from operations which exceeded the cash used for investing and financing activities.

24 CTS CORPORATION

Total debt as of December 31, 2015 and December 31, 2014 was $90,700 and $75,000, respectively. Total debt as a percentage of total capitalization, defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity, was 24.4% at December 31, 2015 compared to 20.6% at December 31, 2014.
Working capital decreased by $9,791 from December 31, 2014 to December 31, 2015, primarily due to a $22,420 increase in cash and cash equivalents and a $28,549 increase in accrued liabilities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $38,624 during the year ended December 31, 2015. Components of net cash provided by operating activities included net earnings of $6,954; depreciation and amortization expense of $16,254; net changes totaling $24,399 for non-cash items such as equity-based compensation, restructuring-related charges, amortization of retirement benefits, non-recurring environmental expense, deferred income taxes and gain on sale of assets; and a net cash use due to changes in current assets and current liabilities of $8,983. The net changes in current assets and liabilities were due to a net decrease in various accrued and other liabilities which were partially offset by a decrease in accounts receivable, inventory and other current assets.
Cash Flows from Investing Activities
Net cash used in investing activities for year ended December 31, 2015 was $9,130 which consisted of $9,723 of capital expenditures, $1,878 in proceeds from the sale of fixed assets and $1,285 paid for the acquisition of Filter Sensing Technologies, net of cash acquired and a working capital adjustment to be paid in 2016.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2015 was $7,302. The primary drivers for the cash outflow from financing activities were $18,088 paid to purchase shares of CTS common stock and $5,291 of dividend payments, which were partially offset by net proceeds on long-term debt of $15,700.
Capital Resources
CTS has an unsecured revolving credit facility; which has an extended term through January 10, 2020.
Long-term debt was comprised of the following:

	As of
	December 31, 2015	December 31, 2014
Revolving credit facility due in 2020	$90,700	$75,000
Weighted-average interest rate	1.5%	1.5%
Amount available	$106,985	$122,535
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,315	$2,465
Commitment fee percentage per annum	0.25%	0.25%
The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility.  CTS was in compliance with all debt covenants at December 31, 2015.
CTS uses interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate on a portion of the debt. In the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $25,000 of long-term debt for the periods January 2013 to January 2017. The difference paid or received under the terms of the swap agreements is recognized as an adjustment to interest expense for the related line of credit when settled.
During the year ended December 31, 2015, CTS repurchased 984,382 shares of its common stock at a total cost of $18,088 or an average price of $18.37 per share.

CTS CORPORATION 25

Generally, CTS' practice and intention is to reinvest the earnings of its non-U.S. subsidiaries in those operations. However, CTS determined during 2015 that as a result of changes in the business, the foreign earnings of its subsidiaries in Canada and the U.K. were no longer permanently reinvested. Therefore, a provision for the expected taxes on repatriation of those earnings was recorded. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available tax credits, resulting in no net cash taxes being incurred. CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested.
We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our credit agreements. We believe that cash flows from operating activities and available borrowings under our current credit agreements will be adequate to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months. However, we may choose to pursue additional equity and debt financing or repatriate cash held in foreign locations to provide additional liquidity or to fund acquisitions.
Critical Accounting Policies and Estimates
Management prepared the consolidated financial statements of CTS under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions we used are reasonable, based upon the information available.
Our estimates and assumptions affect the reported amounts in our financial statements. The following accounting policies comprise those that we believe are the most critical in understanding and evaluating CTS' reported financial results.
Revenue Recognition
Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exists; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment, provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.
Accounts Receivable
We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,

•	Ongoing credit evaluations of current customers,

•	Credit limits and payment terms based on available credit information,

•	Adjustments to credit limits based upon payment history and the customer's current credit worthiness,

•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers, and

•	Limited credit insurance on the majority of our international receivables.
We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves have been approximately 0.2% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.
Inventories
We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.
Over the last three years, our reserves for excess and obsolete inventories have ranged from 12.5% to 20.1% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

26 CTS CORPORATION

Retirement Plans
Actuarial assumptions are used in determining pension income and expense and our pension benefit obligation. We utilize actuaries from consulting companies in each applicable country to develop our discount rates that match high-quality bonds currently available and expected to be available during the period to maturity of the pension benefit in order to provide the necessary future cash flows to pay the accumulated benefits when due. After considering the recommendations of our actuaries, we have assumed a discount rate, expected rate of return on plan assets and a rate of compensation increase in determining our annual pension income and expense and the projected benefit obligation. During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted. Changes in the actuarial assumptions could have a material effect on our results of operations.
Valuation of Goodwill
Goodwill of a reporting unit is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	Significant decline in market capitalization relative to net book value,

•	Significant adverse change in legal factors or in the business climate,

•	Adverse action or assessment by a regulator,

•	Unanticipated competition,

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•	Testing for recoverability of a significant asset group within a reporting unit, and

•	Allocation of a portion of goodwill to a business to be disposed.
If CTS believes that one or more of the above indicators of impairment have occurred, we performs an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using two valuation methods: "Income Approach — Discounted Cash Flow Method" and "Market Approach — Guideline Public Company Method". The approach defined below is based upon our last impairment test conducted as of December 31, 2015.
Under the "Income Approach — Discounted Cash Flow Method", the key assumptions consider sales, cost of sales and operating expenses projected through the year 2020. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues, operating expenses, and gross margin assumptions. The fourth key assumption under this approach is the discount rate which is determined by looking at current risk-free rates, current market interest rates and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change which could result in impairment.
Under the "Market Approach — Guideline Public Company Method", we identified eight publicly traded companies, including CTS, which we believe have significant relevant similarities. For these eight companies, we calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the Income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates were the key assumptions utilized. The market prices of CTS and other guideline company shares are also key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.
The results of these two methods are weighted based upon management's determination. The Market approach is based upon historical and current economic conditions, which might not reflect the long-term prospects or opportunities for CTS' business being evaluated.

CTS CORPORATION 27

If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss, which involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.
There have not been any significant changes to our impairment testing methodology other than updates to the assumptions to reflect the current market environment. As discussed above, key assumptions used in the first step of the goodwill impairment test were determined by management utilizing the internal operating plan. The key assumptions utilized include forecasted growth rates for revenues and operating expenses as well as a discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of a risk premium relevant to the business segment. CTS will monitor future results and will perform a test if indicators trigger an impairment review.
We test the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based upon our latest assessment, we determined that our goodwill was not impaired as of December 31, 2015.
Valuation of Long-Lived and Other Intangible Assets
We evaluate the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered that may trigger an impairment review consist of:

•	Significant underperformance relative to expected historical or projected future operating results,

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•	Significant negative industry or economic trends,

•	Significant decline in CTS' stock price for a sustained period, and

•	Significant decline in market capitalization relative to net book value.
If CTS believes that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test failed in the case of amortizable assets, it measures impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows.
Income Taxes
CTS identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal, state and foreign net operating losses. CTS intends to utilize these net operating loss carryforwards to offset future income taxes.
CTS' practice is to recognize interest and penalties related to income tax matters as part of income tax expense.
CTS earns a significant amount of its operating income outside of the U.S., which is generally deemed to be permanently reinvested in foreign jurisdictions. However, CTS determined during 2015 that as a result of changes in the business, the foreign earnings of its subsidiaries in Canada and the U.K. were no longer permanently reinvested. Therefore, a provision for the expected taxes on repatriation of those earnings was recorded. CTS does not intend to repatriate funds beyond the amount from its Canadian and U.K. subsidiaries; however, should CTS require more capital in the U.S. than is generated by our domestic operations, CTS could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Repatriation would result in a higher effective tax rate. Borrowing in the U.S. would result in increased interest expense.

28 CTS CORPORATION

Contractual Obligations
CTS' contractual obligations as of December 31, 2015 were:

	Payments due by period
	Total	2016	2017-2018	2019-2020	2021-beyond
Long-term debt, including interest	$97,869	$2,165	$2,798	$92,906	$—
Operating lease payments	12,959	3,370	5,148	3,294	1,147
Retirement obligations	6,726	781	1,577	1,369	2,999
Total	$117,554	$6,316	$9,523	$97,569	$4,146
We have no off-balance sheet arrangements, except for operating leases, that have a material current effect or are reasonably likely to have a material future effect on our financial condition or changes in our financial condition.
Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.
Forward-Looking Statements
This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management's expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these and other risks and uncertainties are discussed in further detail in Item 1A. of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.
*****

CTS CORPORATION 29

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
(in thousands)
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
Interest Rate Risk
We are exposed to risk of changes in interest rates on our revolving credit facility. There was $90,700 and $75,000 outstanding under our revolving credit facility at December 31, 2015 and 2014, respectively. As of December 31, 2015, we had $75,000 in interest rate swaps that fix the interest cost on that portion of our debt. The remaining portion of $15,700 is exposed to interest rate risk and at December 31, 2015 a one percentage point increase in interest rates would increase interest expense by approximately $157.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Canada (operations ceased in 2015), China, Czech Republic, Mexico, Scotland, Singapore and Taiwan. As of December 31, 2015, we did not have any outstanding foreign currency forward exchange contracts.
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

30 CTS CORPORATION

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CTS Corporation

We have audited the internal control over financial reporting of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 24, 2016, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 24, 2016

CTS CORPORATION 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CTS Corporation

We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings (loss), comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTS Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 24, 2016

32 CTS CORPORATION

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Loss)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net sales	$382,310	$404,021	$409,461
Cost of goods sold	255,201	274,058	288,108
Gross Margin	127,109	129,963	121,353
Selling, general and administrative expenses	57,430	59,136	69,989
Research and development expenses	22,461	22,563	23,222
Non-recurring environmental expense	14,541	—	—
Restructuring and impairment charges	14,564	5,941	10,455
Operating earnings	18,113	42,323	17,687
Other (expense) income:
Interest expense	(2,628)	(2,326)	(3,264)
Interest income	3,073	2,786	1,901
Other (expense) income	(6,297)	(3,435)	1,739
Total other (expense) income	(5,852)	(2,975)	376
Earnings from continuing operations before taxes	12,261	39,348	18,063
Income tax expense	5,307	12,826	16,066
Earnings from continuing operations	6,954	26,522	1,997
Discontinued operations
Loss from discontinued operations, net of tax	—	—	(5,926)
Net earnings (loss)	$6,954	$26,522	$(3,929)
Net earnings (loss) per share:
Basic:
Continuing operations	$0.21	$0.79	$0.06
Discontinued operations	—	—	(0.18)
Net earnings (loss) per share	$0.21	$0.79	$(0.12)
Diluted:
Continuing operations	$0.21	$0.78	$0.06
Discontinued operations	—	—	(0.18)
Diluted net earnings (loss) per share	$0.21	$0.78	$(0.12)
Basic weighted-average common shares outstanding	32,959	33,618	33,601
Effect of dilutive securities	525	512	648
Diluted weighted-average common shares outstanding	33,484	34,130	34,249
Cash dividends declared per share	$0.160	$0.160	$0.145
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 33

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net earnings (loss)	$6,954	$26,522	$(3,929)
Other comprehensive earnings (loss):
Changes in fair market value of hedges, net of tax	157	(40)	384
Changes in unrealized pension cost, net of tax	6,809	(21,062)	37,738
Cumulative translation adjustment, net of tax	(1,738)	(1,234)	585
Other comprehensive earnings (loss)	$5,228	$(22,336)	$38,707
Comprehensive earnings	$12,182	$4,186	$34,778
The accompanying notes are an integral part of the consolidated financial statements.

34 CTS CORPORATION

CTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$156,928	$134,508
Accounts receivable, net	54,563	56,894
Inventories, net	24,600	27,887
Other current assets	15,888	21,112
Total current assets	251,979	240,401
Property, plant and equipment, net	69,872	71,414
Other Assets
Prepaid pension asset	33,779	32,099
Goodwill	33,865	32,047
Other intangible assets, net	34,758	36,592
Deferred income taxes	58,544	43,120
Other assets	1,336	1,253
Total other assets	162,282	145,111
Total Assets	$484,133	$456,926
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$40,299	$43,343
Accrued payroll and benefits	7,147	11,283
Accrued expenses and other liabilities	53,905	25,356
Total current liabilities	101,351	79,982
Long-term debt	90,700	75,000
Long-term pension obligations	2,703	3,049
Other long-term obligations	7,725	9,106
Total Liabilities	202,479	167,137
Shareholders' Equity
Common stock	300,909	299,892
Additional contributed capital	41,166	39,153
Retained earnings	381,840	380,145
Accumulated other comprehensive loss	(99,005)	(104,233)
Total shareholders' equity before treasury stock	624,910	614,957
Treasury stock	(343,256)	(325,168)
Total shareholders' equity	281,654	289,789
Total Liabilities and Shareholders' Equity	$484,133	$456,926
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 35

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$6,954	$26,522	$(3,929)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,254	16,971	21,169
Equity-based compensation	3,195	2,660	4,219
Restructuring, impairment, and restructuring-related charges	6,915	5,941	11,899
Restructuring loss on pension settlement	8,280	—	—
Amortization of retirement benefit adjustments	2,544	5,722	8,138
Non-recurring environmental expense	14,541	—	—
Deferred income taxes	(8,920)	4,900	12,568
Loss on sale of EMS business	—	—	1,229
Gain on sale of assets	(2,156)	(1,915)	(1,657)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	1,036	4,356	(6,075)
Inventories	2,225	3,437	(2,511)
Other assets	4,090	(5,672)	931
Accounts payable	(5,126)	(2,692)	4,716
Accrued expenses	(9,270)	(18,922)	733
Income taxes payable	5,264	262	(15)
Other liabilities	(2,502)	(721)	232
Pension and other post-retirement plans	(4,700)	(8,426)	(14,076)
Total adjustments	31,670	5,901	41,500
Net cash provided by operating activities	38,624	32,423	37,571
Cash flows from investing activities:
Capital expenditures	(9,723)	(12,949)	(13,982)
Proceeds from sale of assets	1,878	4,951	1,768
Proceeds from sale of EMS business	—	—	75,000
Payment for acquisitions, net of cash acquired	(1,285)	—	—
Net cash (used in) provided by investing activities	(9,130)	(7,998)	62,786
Cash flows from financing activities:
Payments of long-term debt	(1,343,500)	(1,030,200)	(3,864,500)
Proceeds from borrowings of long-term debt	1,359,200	1,030,200	3,786,000
Payments of short-term notes payable	(164)	(810)	(2,218)
Proceeds from borrowings of short-term notes payable	164	810	2,218
Purchase of treasury stock	(18,088)	(8,002)	(6,208)
Dividends paid	(5,291)	(5,374)	(4,874)
Exercise of stock options	64	1,204	2,722
Excess tax benefit on equity-based compensation	313	297	117
Other	—	(3,132)	177
Net cash used in financing activities	(7,302)	(15,007)	(86,566)
Effect of exchange rate on cash and cash equivalents	228	722	1,006
Net increase in cash and cash equivalents	22,420	10,140	14,797
Cash and cash equivalents at beginning of year	134,508	124,368	109,571
Cash and cash equivalents at end of year	$156,928	$134,508	$124,368
Supplemental cash flow information:
Cash paid for interest	$2,415	$2,113	$3,104
Cash paid for income taxes, net	$6,779	$7,994	$6,431
The accompanying notes are an integral part of the consolidated financial statements.

36 CTS CORPORATION

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at January 1, 2013	$291,512	$40,008	$367,800	$(120,604)	$(310,958)	$267,758
Net loss	—	—	(3,929)	—	—	(3,929)
Changes in fair market value of hedges, net of tax	—	—	—	384	—	384
Changes in unrealized pension cost, net of tax	—	—	—	37,738	—	37,738
Cumulative translation adjustment, net of tax	—	—	—	585	—	585
Cash dividends of $0.145 per share	—	—	(4,874)	—	—	(4,874)
Acquired 419,190 shares for treasury stock	—	—	—	—	(6,208)	(6,208)
Issued shares on exercise of options — net	2,722	31	—	—	—	2,753
Issued shares on vesting of restricted stock units	2,930	(4,744)	—	—	—	(1,814)
Tax benefit on vesting of restricted stock units	—	117	—	—	—	117
Stock compensation	—	4,219	—	—	—	4,219
Balances at December 31, 2013	$297,164	$39,631	$358,997	$(81,897)	$(317,166)	$296,729
Net earnings	—	—	26,522	—	—	26,522
Changes in fair market value of hedges, net of tax	—	—	—	(40)	—	(40)
Changes in unrealized pension cost, net of tax	—	—	—	(21,062)	—	(21,062)
Cumulative translation adjustment, net of tax	—	—	—	(1,234)	—	(1,234)
Cash dividends of $0.16 per share	—	—	(5,374)	—	—	(5,374)
Acquired 460,496 shares for treasury stock	—	—	—	—	(8,002)	(8,002)
Issued shares on exercise of options — net	1,328	(124)	—	—	—	1,204
Issued shares on vesting of restricted stock units	1,400	(3,311)	—	—	—	(1,911)
Tax benefit on vesting of restricted stock units	—	297	—	—	—	297
Stock compensation	—	2,660	—	—	—	2,660
Balances at December 31, 2014	$299,892	$39,153	$380,145	$(104,233)	$(325,168)	$289,789
Net earnings	—	—	6,954	—	—	6,954
Changes in fair market value of hedges, net of tax	—	—	—	157	—	157
Changes in unrealized pension cost, net of tax	—	—	—	6,809	—	6,809
Cumulative translation adjustment, net of tax	—	—	—	(1,738)	—	(1,738)
Cash dividends of $0.16 per share	—	—	(5,259)	—	—	(5,259)
Acquired 984,342 shares for treasury stock	—	—	—	—	(18,088)	(18,088)
Issued shares on exercise of options — net	64	—	—	—	—	64
Issued shares on vesting of restricted stock units	953	(1,495)	—	—	—	(542)
Tax benefit on vesting of restricted stock units	—	313	—	—	—	313
Stock compensation	—	3,195	—	—	—	3,195
Balances at December 31, 2015	$300,909	$41,166	$381,840	$(99,005)	$(343,256)	$281,654
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 1 — Summary of Significant Accounting Policies
Description of Business: CTS Corporation ("CTS", "we", "our", "us" or the "Company") is a global manufacturer of electronic components and sensors. CTS designs, manufactures, assembles, and sells a broad line of electronic components and sensors. CTS operates manufacturing facilities located throughout North America, Asia and Europe and services major markets globally.
On October 2, 2013, CTS sold its Electronics Manufacturing Solutions ("EMS") business to Benchmark Electronics, Inc. ("Benchmark") for $75,000 in cash. The sale of EMS, along with the announcement of the June 2013 Restructuring Plan ("June 2013 Plan") has allowed CTS to sharpen its focus on its Components and Sensors business. Due to the sale, the 2013 amounts in the Consolidated Statements of Earnings (Loss) related to EMS have been reported separately as Discontinued operations. Refer to NOTE 17, "Discontinued Operations."
CTS consists of one reportable business segment. Prior to the sale of the EMS segment, CTS had two reportable segments: 1) Components and Sensors and 2) EMS. The 2013 segment reporting has been updated to conform to the current period's presentation of one reportable business segment.
Principles of Consolidation: The consolidated financial statements include the accounts of CTS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Fiscal Calendar: Through 2015, CTS operated on a 4 week/ 4 week/ 5 week fiscal quarter, and each fiscal quarter ended on a Sunday. The fiscal year always begins on January 1 and ends on December 31. CTS' fiscal calendar resulted in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week those dates fall in. During the 2015 fiscal year, CTS' quarter end dates were as follows:

•	March 29

•	June 28

•	September 27

•	December 31

Beginning in 2016, CTS began using a calendar period end.
Use of Estimates: The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Cash and Cash Equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due to CTS from normal business activities. CTS maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. CTS reserves for estimated credit losses based upon historical experience and specific customer collection issues. Accounts are written off against the allowance account when they are determined to be no longer collectible.
Concentration of Credit Risk: Financial instruments that potentially subject CTS to concentrations of credit risk consist of cash and cash equivalents. CTS' cash and cash equivalents, at times, may exceed federally insured limits. Cash and cash equivalents are deposited primarily in banking institutions with global operations. CTS has not experienced any losses in such accounts. CTS believes it is not exposed to any significant credit risk on cash and cash equivalents.
Trade receivables subject CTS to the potential for credit risk with major customers. CTS sells its products to customers principally in the automotive, communications, computer, medical, industrial, and defense and aerospace markets, primarily in North America, Europe, and Asia. CTS performs ongoing credit evaluations of its customers to minimize credit risk. CTS does not require collateral. The allowance for doubtful accounts is based on management's estimates of the collectability of its accounts receivable after analyzing historical bad debts, customer concentrations, customer credit worthiness, and current economic trends. Uncollectible trade receivables are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.

38 CTS CORPORATION

Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2015	2014	2013
Honda Motor Co.	10.7%	10.8%	8.4%
Toyota Motor Corporation	10.1%	8.4%	6.3%
We sell pedal and sensor automotive parts to Honda Motor Co. and Toyota Motor Corporation for certain vehicle platforms under purchase agreements that have no volume commitments and are subject to purchase orders issued from time to time.
No other customer accounted for 10% or more of total net sales during these periods.
Inventories: CTS values its inventories at the lower of the actual cost to purchase or manufacture or the current estimated market value using the first-in, first-out ("FIFO") method. CTS reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.
Retirement Plans: CTS has various defined benefit and defined contribution retirement plans. CTS' policy is to annually fund the defined benefit pension plans at or above the minimum required by law. CTS: 1) recognizes the funded status of a benefit plan (measured as the difference between plan assets at fair value and the benefit obligation) in CTS' Consolidated Balance Sheets; 2) recognizes the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit/cost as a component of Other comprehensive income; and 3) measures defined benefit plan assets and obligations as of the date of our fiscal year-end. See NOTE 5, "Retirement Plans" for further information.
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation and amortization is computed primarily over the estimated useful lives of the various classes of assets using the straight-line method. Useful lives for buildings and improvements range from 10 to 45 years. Machinery and equipment useful lives range from 3 to 8 years. Depreciation on leasehold improvements is computed over the lease term or estimated useful lives of the assets. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, any related gains or losses are included in operating earnings.
Income Taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. CTS maintains valuation allowances to reduce deferred tax assets if it is more-likely-than-not that some or all of the deferred tax asset will not be realized. CTS recognizes the benefit of tax positions when a benefit is more likely than not (i.e. greater than 50% likely) to be sustained upon audit based on its technical merits. Recognized tax benefits are measured at the largest amount that is more-likely-than-not to be sustained, based on cumulative probability, in final settlement of the position. CTS recognizes interest and penalties related to income tax matters as part of income tax expense. See NOTE 16, "Income Taxes" for further information.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the net assets acquired in a business combination.
We test the impairment of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2015 we changed the date of our annual impairment test from the last day of our fiscal year to the first day of our fourth quarter. This change did not have a material effect on the results of our impairment test. We completed our annual impairment test during 2015 and determined that our goodwill was not impaired as of the measurement date.
Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	Significant adverse change in legal factors or in the business climate,

•	Adverse action or assessment by a regulator,

•	Unanticipated competition,

CTS CORPORATION 39

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•	Testing for recoverability of a significant asset group within a reporting unit, and

•	Allocation of a portion of goodwill to a business to be disposed of.
There have not been any significant changes to our impairment testing methodology other than updating the assumptions to reflect the current market environment. CTS will monitor future results and will perform an impairment test if and when indicators trigger an impairment review.
Other intangible assets consist primarily of customer lists and relationships, patents and other intangibles. These assets are recorded at cost and amortized on a straight-line basis over their estimated life. The weighted-average remaining amortization period for all of our intangible assets is 9.4 years. The weighted-average remaining amortization period for customer lists and relationships is 12.1 years and for the technology and other intangibles is 5.2 years. We also have acquired in-process research and development ("IPR&D") intangible assets that are treated as indefinite-lived intangible assets and therefore not subject to amortization until the completion or abandonment of the associated research and development efforts. If these efforts are abandoned in the future, the carry value of the IPR&D asset is expensed. If the research and development efforts are successfully completed, the IPR&D will be reclassified as a finite-lived asset and amortized over its useful life.
Revenue Recognition: Product revenue is recognized once four criteria are met: 1) CTS has persuasive evidence that an arrangement exists; 2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; 3) the price is fixed and determinable; and 4) collectability is reasonably assured.
Research and Development: Research and development ("R&D") costs include expenditures for planned search and investigation aimed at discovery of new knowledge to be used to develop new products or processes or to significantly enhance existing products or production processes. Research and development costs also include the implementation of new knowledge through design, testing of product alternatives, or construction of prototypes. CTS expenses all research and development costs as incurred, net of customer reimbursements for sales of prototypes and non-recurring engineering charges.
CTS creates prototypes and tools related to R&D projects. A prototype is defined as a constructed product not intended for production. CTS also incurs engineering costs related to R&D activities. Such costs are incurred to support such activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. Furthermore, CTS may engage in activities that develop tooling machinery and equipment for its customers.
Costs of molds, dies and other tools used to make products sold for which CTS has a contractual guarantee for lump sum reimbursement from the customer are capitalized in other current assets. Costs for molds, dies, and other tools for which customer reimbursement is assured consists of the following in the consolidated balance sheets:

	As of December 31,
	2015	2014
Cost of molds, dies and other tools included in other current assets	$3,969	$2,991
CTS may, from time to time, partially recover costs related to these activities from the customer. Any reimbursements received from customers are netted against such costs. A summary of amounts received from customers is as follows:

	Year Ended December 31,
	2015	2014	2013
Reimbursements received from customers	$1,861	$1,400	$2,087
Financial Instruments: CTS uses interest rate swaps to convert a portion of its revolving credit facility's variable rate of interest into a fixed rate. As a result of the use of these derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. CTS' established policies and procedures for mitigating credit risk

40 CTS CORPORATION

on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties.
CTS estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value
Cash, cash equivalents, accounts receivable and accounts payable	Cost, approximates fair value due to the short-term nature of these instruments.
Revolving credit facility	The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our credit facility.
Interest rate swaps	The fair value of CTS' interest rate swaps are measured using a market approach which uses current industry information.
Debt Issuance Costs: CTS has debt issuance costs related to its long-term debt that are being amortized using the straight-line method over the life of the debt.
Equity-Based Compensation: CTS recognizes expense related to the fair value of equity-based compensation awards, consisting of restricted stock units ("RSUs") and stock options, in the Consolidated Statements of Earnings (Loss).
CTS estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model. A number of assumptions are used by the Black-Scholes option pricing model to compute the grant date fair value of an award, including expected price volatility, option term, risk-free interest rate, and dividend yield. These assumptions are established at each grant date based upon current information at that time. Expected volatilities are based on historical volatilities of CTS' common stock. The expected option term is derived from historical data of exercise behavior. Actual option terms can differ from the expected option terms as a result of different groups of employees exhibiting different exercise behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The fair value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods of the awards in the Consolidated Statements of Earnings (Loss).
The grant date fair values of our service-based and performance-based RSUs are the closing price of our common stock on the date of grant. The grant date fair value of our market-based RSUs is determined by using a simulation, or Monte Carlo, approach. Under this approach, stock returns from comparative group companies are simulated over the performance period, considering both stock price volatility and the correlation of returns. The simulated results are then used to estimate the future payout based on the performance and payout relationship established by the conditions of the award. The future payout is discounted to the measurement date using the risk-free interest rate.
Both CTS' stock options and RSUs primarily have a graded-vesting schedule. CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. See NOTE 14, "Equity-Based Compensation" for further information.
Earnings Per Share: Basic earnings per share excludes any dilution and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock that shared in CTS' earnings. Diluted earnings per share is calculated by adding all potentially dilutive shares to the weighted average number of common shares outstanding for the numerator. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share.
CTS' antidilutive stock options and RSUs consist of the following:

	Year Ended December 31,
(units)	2015	2014	2013
Antidilutive stock options and RSUs	13,979	—	634
Foreign Currencies: The financial statements of CTS' non-U.S. subsidiaries, except the United Kingdom ("U.K.") subsidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings.

CTS CORPORATION 41

Foreign currency (loss) gain recorded in the Consolidated Statement of Earnings (Loss) includes the following:

	Year Ended December 31,
	2015	2014	2013
Foreign currency (loss) gain — continuing operations	$(6,299)	$(4,130)	$1,625
Foreign currency (loss) gain — discontinued operations	$—	$—	$(290)
The assets and liabilities of CTS' U.K. subsidiary are translated into U.S. dollars at the current exchange rate at period end, with the resulting translation adjustments made directly to the "Accumulated other comprehensive loss" component of shareholders' equity. Consolidated Statement of Earnings (Loss) accounts are translated at the average rates during the period.
Shipping and Handling: All fees billed to the customer for shipping and handling is classified as a component of net sales. All costs associated with shipping and handling is classified as a component of cost of sales.
Sales Taxes: CTS classifies sales taxes on a net basis in its consolidated financial statements.
Impairment of Long-lived Assets and Long-lived Assets to be Disposed of: CTS accounts for long-lived assets in accordance with the provisions of ASC 360. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment test is warranted, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
CTS tests Goodwill for impairment annually and when an impairment triggering event occurs using a fair value approach at the reporting unit level. No goodwill impairment was recorded for the years ended December 31, 2015, 2014 and 2013.
Generally, CTS amortizes the cost of finite-lived intangibles over a straight-line basis using their estimated useful lives except for the cost of customer list intangibles acquired in the Tusonix, Inc. ("Tusonix"), Fordahl S.A. ("Fordahl"), Valpey-Fisher Corporation ("Valpey-Fisher") and D&R Technologies, LLC ("D&R") acquisitions, which are amortized using a 150% double-declining balance method over their estimated useful lives. CTS assesses useful lives based on the period over which the asset is expected to contribute to CTS' cash flows. CTS reviews the carrying value of its intangible assets whenever events or changes in circumstances indicate an impairment may have occurred. If impaired, the asset is written down to fair value based on either discounted cash flows or appraised values.
Recently Issued Accounting Pronouncements
ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-17, "Income Taxes Topic 740): Balance Sheet Classification of Deferred Taxes". The amendment requires Company's to begin classifying all deferred income taxes as non-current. The provisions are expected to simplify the presentation of deferred income taxes and align the presentation of deferred income taxes with the International Financial Reporting Standards ("IFRS"). The amendments in this update are effective for annual periods beginning after December 16, 2016 and interim periods within those annual periods. The update can be applied prospectively or retrospectively. These provisions are not expected to have a material impact on our financial statements.
ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments of Inventory". The amendments clarify that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect of changes in depreciation, amortization, or other income as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. This amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount

42 CTS CORPORATION

recorded in current period earnings by line item, as if the provisional adjustments had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those annual periods. These provisions will not have a material impact on our financial statements.
ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements"
In August 2015, the FASB issued ASU 2015-15: Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amended guidance relates to guidance in ASU 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” to require entities to record debt issuance costs as a direct deduction of the related debt liability. ASU 2015-03 did not address debt issuance costs related to line-of-credit arrangements. This update allows entities to continue to record debt issuance costs as an asset and amortize the costs ratably over the term of the line-of-credit arrangement, regardless of whether the entity has borrowings against the line-of-credit arrangement. ASU 2015-15 will not impact our financial statements.
ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)"
In August 2015, the FASB issued ASU 2015-14: Accounting for Revenue from Contracts with Customers (Topic 606)" The amended guidance deferred the effective date of the ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" to annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods within that annual period. The impact on our financial statements related to ASU 2014-9 "Revenue from Contracts with Customers (Topic 606)" has not yet been determined.
ASU 2015-11. “Inventory (Topic 330): Simplifying the Measurement of Inventory”
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330) Simplifying the Measurement of Inventory". The amendments clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. These provisions are not anticipated to have a material impact on our financial statements.
ASU 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115”
In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115”. This ASU amends various SEC paragraphs included in the FASB’s ASC to reflect the issuance of Staff Accounting Bulletin (“SAB”) No. 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin series and brings existing guidance into conformity with ASU 2014-17, Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.
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

CTS CORPORATION 43

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
ASU 2015-04, “Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Benefit Obligation and Plan Assets”
In April 2015, FASB issued ASU 2015-04, “Compensation -Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”. The amended guidance permits companies to use a practical expedient which allows an employer to measure defined benefit plan assets and obligations as of the month-end date that is closest to the employer’s fiscal year-end (alternative measurement date). An employer using this policy election must apply it consistently to all of its defined benefit plans.
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
ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amended guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.
Early adoption of this ASU is permitted for financial statements that have not been previously issued. Entities must apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These provisions will not have an impact on our financial statements.
ASU 2014-12, "Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period"
In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition.

44 CTS CORPORATION

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
ASU 2014-9, "Revenue from Contracts with Customers (Topic 606)"
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The new revenue recognition guidance more closely aligns U.S. GAAP with International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
Subsequent Events: CTS has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements are issued.
NOTE 2 — Accounts Receivable
The components of accounts receivable are as follows:

	As of
	December 31, 2015	December 31, 2014
Accounts receivable, gross	$54,696	$56,994
Less: Allowance for doubtful accounts	(133)	(100)
Accounts receivable, net	$54,563	$56,894
NOTE 3 — Inventories
Inventories consist of the following:

	As of
	December 31, 2015	December 31, 2014
Finished goods	$6,972	$11,728
Work-in-process	6,828	7,297
Raw materials	16,991	15,562
Less: Inventory reserves	(6,191)	(6,700)
Inventories, net	$24,600	$27,887

CTS CORPORATION 45

NOTE 4 — Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	As of
	December 31, 2015	December 31, 2014
Land	$2,401	$3,044
Buildings and improvements	65,731	67,269
Machinery and equipment	191,212	185,999
Less: Accumulated depreciation	(189,472)	(184,898)
Property, plant and equipment, net	$69,872	$71,414
Depreciation expense recorded in the Consolidated Statement of Earnings (Loss) includes the following:

	2015	2014	2013
Continuing operations	$12,219	$12,781	$12,322
Discontinued operations	—	—	3,162
NOTE 5 — Retirement Plans
CTS has a number of noncontributory defined benefit pension plans ("pension plans") covering approximately 6% of its active employees. Pension plans covering salaried employees provide pension benefits that are based on the employees´ years of service and compensation prior to retirement. Pension Plans covering hourly employees generally provide benefits of stated amounts for each year of service.
CTS provides post-retirement life insurance benefits for certain retired employees. Domestic employees who were hired prior to 1982 and certain domestic union employees are eligible for life insurance benefits upon retirement. CTS funds life insurance benefits through term life insurance policies and intends to continue funding all of the premiums on a pay-as-you-go basis.
CTS recognizes the funded status of a benefit plan in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation. CTS also recognizes, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit/cost.
The measurement dates for the pension plans for CTS' U.S. and non-U.S. locations was December 31, 2015 and 2014.
During 2013, a modification was made to the CTS Corporation Domestic Pension Plans freezing benefits for all salaried and non-bargaining unit hourly participants effective December 31, 2013. We recorded a curtailment charge of $651 for the year ended December 31, 2013 in conjunction with the freeze.
During 2014, CTS approved a plan to terminate the U.K. Limited Retirement Benefits Scheme ("the U.K. Plan"). The pension liability was settled in a purchased annuity. CTS completed the termination of the pension plan by the end of 2015, and a loss on settlement of this pension in the amount of $8,280 was recorded in restructuring and impairment charges in 2015.

46 CTS CORPORATION

The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the pension plans U.S. and non-U.S. locations plan at the measurement dates.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Accumulated benefit obligation	$256,924	$284,365	$2,247	$16,168
Change in projected benefit obligation:
Projected benefit obligation at January 1	$284,365	$264,828	$16,168	$16,028
Service cost	171	192	63	83
Interest cost	11,258	12,214	465	608
Benefits paid	(21,526)	(19,021)	(691)	(1,024)
Actuarial (gain) loss	(17,344)	26,152	(131)	1,468
Plan settlement	—	—	(12,786)	—
Foreign exchange impact and other	—	—	(292)	(995)
Projected benefit obligation at December 31	$256,924	$284,365	$2,796	$16,168
Change in plan assets:
Assets at fair value at January 1	$314,453	$314,211	$15,128	$14,867
Actual return on assets	(3,723)	13,961	(538)	(2,258)
Company contributions	111	5,302	1,275	4,478
Benefits paid	(21,526)	(19,021)	(691)	(1,024)
Plan settlement	—	—	(13,437)	—
Foreign exchange impact and other	—	—	(257)	(935)
Assets at fair value at December 31	$289,315	$314,453	$1,480	$15,128
Funded status (plan assets less projected benefit obligations)	$32,391	$30,088	$(1,316)	$(1,040)
The measurement dates for the other post-retirement plan was December 31, 2015 and 2014. The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the other post-retirement plan at that measurement dates.

	Other Post-Retirement Benefit Plan
	2015	2014
Accumulated benefit obligation	$4,885	$5,194
Change in projected benefit obligation:
Projected benefit obligation at January 1	$5,194	$4,916
Service cost	5	4
Interest cost	204	230
Benefits paid	(172)	(179)
Actuarial (gain) loss	(345)	223
Projected benefit obligation at December 31	$4,886	$5,194
Change in plan assets:
Assets at fair value at January 1	$—	$—
Actual return on assets	—	—
Company contributions	172	179
Benefits paid	(172)	(179)
Other	—	—
Assets at fair value at December 31	$—	$—
Funded status (plan assets less projected benefit obligations)	$(4,886)	$(5,194)

CTS CORPORATION 47

The components of the prepaid (accrued) cost of the domestic and foreign pension plans, net are classified in the following lines in the Consolidated Balance Sheets at December 31:

	U.S.Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Prepaid pension asset	$33,779	$31,581	$—	$518
Other accrued liabilities	—	—	—	—
Post-retirement obligations	(1,388)	(1,493)	(1,316)	(1,558)
Net prepaid (accrued) cost	$32,391	$30,088	$(1,316)	$(1,040)
The components of the accrued cost of the other post-retirement benefit plan, net are classified in the following lines in the Consolidated Balance Sheets at December 31:

	Other Post-Retirement Benefit Plan
	2015	2014
Other accrued liabilities	$(358)	$(342)
Other long-term obligations	(4,528)	(4,852)
Total accrued cost	$(4,886)	$(5,194)
CTS has also recorded the following amounts to accumulated other comprehensive loss for the U.S. and non-U.S. pension plans, net of tax:

	U.S.Pension Plans			Non-U.S. Pension Plans
	Unrecognized Loss	Prior Service Cost	Total	Unrecognized Loss
Balance at January 1, 2014	$79,218	$—	$79,218	$4,642
Amortization of retirement benefits, net of tax	(3,523)	—	(3,523)	(183)
Settlements and curtailments	(106)	—	(106)	—
Net actuarial gain	20,605	—	20,605	4,290
Foreign exchange impact	—	—	—	(259)
Balance at January 1, 2015	$96,194	$—	$96,194	$8,490
Amortization of retirement benefits, net of tax	(2,871)	—	(2,871)	(1,507)
Settlements and curtailments	—	—	—	(5,355)
Net actuarial gain	4,150	—	4,150	640
Foreign exchange impact	—	—	—	(629)
Balance at December 31, 2015	$97,473	$—	$97,473	$1,639

CTS has also recorded the following amounts to accumulated other comprehensive loss for other post-retirement benefit plan, net of tax:

Unrecognized (Gain) loss
Balance at January 1, 2014	$(755)
Amortization of retirement benefits, net of tax	98
Net actuarial loss	140
Balance at January 1, 2015	$(517)
Amortization of retirement benefits, net of tax	63
Net actuarial gain	(215)
Balance at December 31, 2015	$(669)

48 CTS CORPORATION

The accumulated actuarial gain and losses and prior service costs and credits included in other comprehensive income are amortized in the following manner:

The component of unamortized net gains or losses related to our qualified pension plans is amortized based on the expected future life expectancy of the plan participants (estimated to be approximately 21 years at December 31, 2015) because substantially all of the participants in those plans are inactive.  The component of unamortized net gains or losses related to our other post-employment benefit plan is amortized based on the estimated remaining future service period of the plan participants (estimated to be approximately 4 years at December 31, 2015).   The Company uses a market-related value of plan assets approach reflecting changes in the fair value of plan assets over a five-year period.  The variance resulting from the difference between the expected and actual return on plan assets is included in the amortization calculation upon reflection in the market-related value of plan assets.
CTS expects to recognize, on a pre-tax basis, approximately $5,994 of losses included in accumulated other comprehensive loss in 2016 related to its Pension Plans. CTS does not expect to recognize any significant amounts of the other post-retirement benefit plan unrecognized amounts in 2016.The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those Pension Plans with accumulated benefit obligation in excess of fair value of plan assets is shown below:

	As of December 31,
	2015	2014
Projected benefit obligation	$4,184	$4,612
Accumulated benefit obligation	3,635	3,860
Fair value of plan assets	1,480	1,562

Net pension (income) expense includes the following components:

	Year Ended December 31,			Year Ended December 31,
	U.S. Pension Plans			Non-U.S. Pension Plans
	2015	2014	2013	2015	2014	2013
Service cost	$171	$192	$2,435	$63	$83	$110
Interest cost	11,258	12,214	11,046	465	608	536
Expected return on plan assets(1)	(20,272)	(20,833)	(20,217)	(446)	(677)	(474)
Amortization of unrecognized:
Prior service cost	—	—	498	—	—	—
Loss	6,339	5,644	7,245	7,492	231	378
Additional cost due to early retirement	—	172	692	651	—	—
Curtailment loss	—	—	651	—	—	—
Net (income)/expense	$(2,504)	$(2,611)	$2,350	$8,225	$245	$550
Weighted-average actuarial assumptions(2)
Benefit obligation assumptions:
Discount rate	4.43%	4.07%	4.84%	1.63%	3.13%	3.85%
Rate of compensation increase	—%	—%	3.00%	2.00%	0.48%	0.56%
Pension income/expense assumptions:
Discount rate	4.07%	4.84%	4.06%	3.13%	3.85%	3.46%
Expected return on plan assets(1)	7.00%	7.50%	7.75%	2.00%	4.06%	3.10%
Rate of compensation increase	—%	—%	3.00%	0.48%	0.57%	0.69%

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

(2)	During the fourth quarter of each year, CTS reviews its actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

CTS CORPORATION 49

Net post-retirement expense includes the following components:

	Other Post-Retirement Benefit Plan
	Year Ended December 31,
	2015	2014	2013
Service cost	$5	$4	$7
Interest cost	204	230	223
Amortization of unrecognized:
Gain	(101)	(158)	—
Net expense	$108	$76	$230
Weighted-average actuarial assumptions (1)
Benefit obligation assumptions:
Discount rate	4.43%	4.07%	4.84%
Rate of compensation increase	0%	0%	0%
Pension income/post-retirement expense assumptions:
Discount rate	4.07%	4.84%	4.06%
Rate of compensation increase	0%	0%	0%

(1)	During the fourth quarter of each year, CTS reviews its actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.
The discount rate utilized to estimate CTS' pension and post-retirement obligations is based on market conditions at December 31, 2015, and is determined using a model consisting of high quality bond portfolios that match cash flows of the plans' projected benefit payments based on the plan participants' service to date and their expected future compensation. Use of the rate produced by this model generates a projected benefit obligation that equals the current market value of a portfolio of high quality bonds whose maturity dates match the timing and amount of expected future benefit payments.
The discount rate used to determine 2015 pension income and post-retirement expense for CTS' pension and post-retirement plans is based on market conditions at December 31, 2014 and is the interest rate used to estimate interest incurred on the outstanding projected benefit obligations during the period.
CTS utilizes a building block approach in determining the long-term rate of return for plan assets. Historical markets are reviewed and long-term relationships between equities and fixed-income are preserved consistent with the generally accepted capital market principle that assets with higher volatility generate a greater return over the long term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to ensure for reasonableness and appropriateness.
CTS´ pension plan asset allocation at December 31, 2015 and 2014, and target allocation for 2016 by asset category are as follows:

	Target Allocations	Percentage of Plan Assets at December 31,
Asset Category	2016	2015	2014
Equity securities (1)	46%	39%	60%
Debt securities	35%	41%	25%
Other	19%	20%	15%
Total	100%	100%	100%

(1)
Equity securities include CTS common stock in the amounts of approximately $25,000 (9% of total plan assets) at December 31, 2015 and approximately $26,000 (8% of total plan assets) at December 31, 2014.

CTS employs a total return on investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and funded status. The investment portfolio primarily contains a diversified mix of equity and fixed-income investments. The equity investments are diversified across U.S. and non-U.S. stocks. Other assets such as private equity are used modestly to enhance long-term returns while improving portfolio diversification.

50 CTS CORPORATION

Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and asset/liability studies at regular intervals.
The following table summarizes the fair values of CTS' pension plan assets:

	As of December 31,
	2015	2014
Equity securities — U.S. holdings(1)	$56,696	$174,153
Equity securities — non-U.S. holdings(1)	11,028	14,050
Equity funds — International LP(1)	—	15,636
Equity funds — U.S. LP(1)	—	13,077
Equity funds - U.S. holdings(1)	17,522	—
Equity funds — non-U.S. holdings(2)	26,903	—
Corporate bonds(2)	—	47,417
Bond funds - government(10)	47,800	—
Bond funds - other(11)	69,617	—
Real estate(12)	10,006	—
Cash and cash equivalents(3)	7,417	5,889
Debt securities issued by U.S., state and local governments(5)	—	14,484
Partnerships(7)	13,360	11,239
Long/short equity-focused hedge funds(6)	5,255	5,367
International hedge funds(4)	25,191	11,679
Mortgage-backed securities(8)	—	3,796
Fixed annuity contracts(9)	—	12,475
Other asset-backed securities	—	319
Total fair value of plan assets	$290,795	$329,581
The fair values at December 31, 2015 are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities — U.S. holdings(1)	$56,696	$—	$—	$56,696
Equity securities — non-U.S. holdings(1)	11,028	—	—	11,028
Equity funds - U.S. holdings(1)	—	17,522	—	17,522
Equity funds - non-U.S. holdings(1)	—	26,903	—	26,903
Bond funds - government(10)	—	47,800	—	47,800
Bond funds - other(11)	—	69,617	—	69,617
Real estate(12)	—	10,006	—	10,006
Cash and cash equivalents(3)	7,417	—	—	7,417
Partnerships(7)	—	—	13,360	13,360
Long/short equity-focused hedge funds(6)	—	—	5,255	5,255
International hedge funds(4)	—	—	25,191	25,191
Total	$75,141	$171,848	$43,806	$290,795

CTS CORPORATION 51

The fair values at December 31, 2014 are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities — U.S. holdings(1)	$174,153	$—	$—	$174,153
Equity securities — non-U.S. holdings(1)	14,048	2	—	14,050
Equity funds — International LP(1)	—	15,636	—	15,636
Equity funds — U.S. LP(1)	—	13,077	—	13,077
Corporate Bonds(2)	—	47,417	—	47,417
Cash and cash equivalents(3)	5,889	—	—	5,889
Debt securities issued by U.S. and U.K., state and local governments(5)	—	14,484	—	14,484
Partnerships(7)	—	—	11,239	11,239
Long/short equity-focused hedge funds(6)	—	—	5,367	5,367
International hedge funds(4)	—	—	11,679	11,679
Mortgage-backed securities(8)	—	3,796	—	3,796
Fixed annuity contracts(9)	—	—	12,475	12,475
Other asset-backed securities	—	319	—	319
Total	$194,090	$94,731	$40,760	$329,581

(1)
Comprised of common stocks of companies in various industries. The Pension Plan fund manager may shift investments from value to growth strategies or vice-versa, from small cap to large cap stocks or vice-versa, in order to meet the Pension Plan's investment objectives, which are to provide for a reasonable amount of long-term growth of capital without undue exposure to volatility, and protect the assets from erosion of purchasing power.

(2)	Comprised of investment grade securities of companies in various industries.

(3)	Comprised of investment grade short-term investment funds.

(4)
This fund allocates its capital across several direct hedge-fund organizations. This fund invests with hedge funds that employ "non-directional" strategies. These strategies do not require the direction of the markets to generate returns. The majority of these hedge funds generate returns by the occurrence of key events such as bankruptcies, mergers, spin-offs, etc.

(5)	Comprised of investment grade securities that are backed by the U.S., state or local governments.

(6)	The hedge fund manager utilizes fundamental research and invests in equities both long (seeking price appreciation) and short (expectation that the stock will fall) instruments.

(7)	Comprised of partnerships that invest in various U.S. and international industries.

(8)
Comprised of investment grade securities in which approximately $0 and $941 are backed by the U.S. government for the years ended December 31, 2015 and December 31, 2014, respectively, and the remainder by commercial real estate.

(9)	Comprised of fixed annuity contracts purchased at market value when plan participants retire.

(10)	Comprised of zero-coupon U.S. Treasury securities (“Treasury STRIPS”) with maturities greater than 20 years.

(11)
Comprised predominately of investment grade U.S. corporate bonds with maturities greater than 10 years and U.S. high-yield corporate bonds; emerging market debt (local currency sovereign bonds, U.S. dollar-denominated sovereign bonds and U.S. dollar-denominated corporate bonds); and U.S. bank loans.

(12)
Comprised of investments in securities of U.S. and non-U.S. real estate investment trusts (REITs), real estate operating companies and other companies that are principally engaged in the real estate industry and of investments in global private direct commercial real estate.

The pension plan assets recorded at fair value are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure fair value as discussed below:

•
Level 1:  Fair value measurements that are quoted prices (unadjusted) in active markets that the pension plan trustees have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets.

•
Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active or inactive markets, and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Certain of our pension assets valued by Level 2 inputs are comprised of partnership investments which are not exchange traded and are valued at their Net Asset Values ("NAV") which are considered observable inputs.

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable.

52 CTS CORPORATION

The table below reconciles the Level 3 international hedge fund assets within the fair value hierarchy:

Amount
Fair value of Level 3 hedge fund assets at December 31, 2013	$10,958
Capital contributions	—
Realized and unrealized gain	721
Fair value of Level 3 hedge fund assets at December 31, 2014	$11,679
Capital contributions	12,700
Realized and unrealized gain	812
Fair value of Level 3 hedge fund assets at December 31, 2015	$25,191
The table below reconciles the Level 3 long/short equity-focused hedge fund assets within the fair value hierarchy:

Amount
Fair value of Level 3 hedge fund assets at December 31, 2013	$11,147
Capital contributions	—
Capital distributions	(6,178)
Realized and unrealized gain	398
Fair value of Level 3 hedge fund assets at December 31, 2014	$5,367
Capital contributions	—
Capital distributions	(180)
Realized and unrealized gain	68
Fair value of Level 3 hedge fund assets at December 31, 2015	$5,255
The hedge fund manager reviews the net asset values of the underlying portfolio of hedge funds and also the hedge fund positions within the portfolio. If the positions cannot be exited within one year these funds are considered level 3 investments within the fair value hierarchy.
The table below reconciles the Level 3 partnership assets within the fair value hierarchy:

Amount
Fair value of Level 3 partnership assets at January 1, 2014	$9,010
Capital contributions	2,570
Net ordinary gain attributable to partnership assets	—
Realized and unrealized gain	1,733
Capital distributions	(2,074)
Fair value of Level 3 partnership assets at December 31, 2014	11,239
Capital contributions	2,808
Net ordinary gain attributable to partnership assets	—
Realized and unrealized gain	754
Capital distributions	(1,441)
Fair value of Level 3 partnership assets at December 31, 2015	$13,360
The partnership fund manager uses a market approach in estimating the fair value of the plan's Level 3 asset. The market approach estimates fair value by first determining the entity's earnings before interest, taxes, depreciation and amortization and then multiplying that value by an estimated multiple. When establishing an appropriate multiple, the fund manager considers recent comparable private company transactions and multiples paid. The entity's net debt is then subtracted from the calculated amount to arrive at an estimated fair value for the entity. The fund manager's goal is to provide a conservative estimate of the fair value of such assets and to utilize conservative estimates of multiples used in establishing such fair values.
The fixed annuity contracts were purchased at market value when plan participants retire in order to provide these participants with the pension benefits under the rules of the pension plan. Once purchased, these annuities have no tradable value. Fair value has instead been assessed as the present value, using certain actuarial assumptions, of the stream of expected payments. Accordingly, these fixed annuities are classified as Level 3 under the fair value hierarchy.

CTS CORPORATION 53

The table below reconciles the Level 3 fixed annuity contracts within the fair value hierarchy:

Amount
Fair value of Level 3 fixed annuity contracts at January 1, 2014	$1,620
Purchases	11,530
Benefits paid	(117)
Net loss	(558)
Fair value of Level 3 fixed annuity contracts at December 31, 2014	12,475
Purchases	—
Assets transferred due to termination of plan	(12,475)
Net loss	—
Fair value of Level 3 fixed annuity contracts at December 31, 2015	$—
CTS expects to make $102 of contributions to the U.S. plans and $331 of contributions to the non-U.S. plans during 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Pension Plans	Non-U.S. Pension Plans	Other Post-Retirement Benefit Plan
2016	$16,326	$78	$358
2017	16,637	9	351
2018	16,638	102	344
2019	16,780	104	336
2020	16,915	239	327
2021-2025	83,978	717	1,497
Total	$167,274	$1,249	$3,213
Defined Contribution Plans
CTS sponsors a 401(k) plan that covers substantially all of its U.S. employees. Contributions and costs are generally determined as a percentage of the covered employee's annual salary.
Expenses related to defined contribution plans include the following:

	Year Ended December 31,
	2015	2014	2013
401(k) and other plan expense	$3,352	$3,719	$4,651

54 CTS CORPORATION

NOTE 6 — Goodwill and Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$51,804	$(27,101)	$24,703
Patents	10,319	(10,319)	—
Technology and other intangibles	12,871	(5,016)	7,855
In process research and development	2,200	—	2,200
Other intangible assets, net	$77,194	$(42,436)	$34,758
Amortization expense for the year ended December 31, 2015		$4,035
Amortization expense remaining for other intangible assets is as follows:

Amortization expense
2016	$3,724
2017	3,624
2018	3,540
2019	3,532
2020	3,532
Thereafter	16,806
Total future amortization expense	$34,758

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$51,804	$(24,415)	$27,389
Patents	10,319	(10,319)	—
Technology and other intangibles	12,270	(3,757)	8,513
In process research and development	690	—	690
Other intangible assets, net	$75,083	$(38,491)	$36,592
Amortization expense for the year ended December 31, 2014		$4,190
Amortization expense for the year ended December 31, 2013		$5,002
Changes in the net carrying value amount of goodwill were as follows:

Total
Goodwill as of December 31, 2013	$32,047
Impairment charge	—
Goodwill as of December 31, 2014	32,047
Increase from acquisition	1,818
Goodwill as of December 31, 2015	$33,865

CTS CORPORATION 55

NOTE 7 — Costs Associated with Exit and Restructuring Activities
Restructuring and impairment charges are reported as a separate line within operating earnings in the Consolidated Statement of Earnings (Loss). Restructuring-related charges are recorded as a component of cost of goods sold. Total restructuring, impairment and restructuring-related charges were $15,195 in 2015, $7,876 in 2014 and $11,700 in 2013 .
Restructuring and impairment charges were $14,564, $5,941 and $10,455 for the years ended December 31, 2015, 2014, and 2013, respectively. Restructuring-related charges were $631, $1,935 and $1,245 for the years ended December 31, 2015, 2014 and 2013, respectively.
During April 2014, CTS announced plans to restructure its operations and consolidate its Canadian operations into other existing CTS facilities as part of CTS' overall plan to simplify its business model and rationalize its global footprint ("April 2014 Plan").
During the second quarter of 2015, CTS management revised the April 2014 Plan. The amendment added an additional $4,250 in planned costs. Additional administrative and legal costs are estimated to account for $1,300 of additional restructuring and impairment charges due to the extension of the timing of the plant shutdown. The remaining $2,950 in restructuring related charges are for additional costs related to equipment relocation, training, travel and shipping costs to facilitate an effective transition.

These restructuring actions, which were substantially completed during 2015, resulted in the elimination of approximately 120 positions.

The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through December 31, 2015:

April 2014 Plan	Planned Costs	Actual costs incurred through December 31, 2015
Inventory write-down	$850	$—
Equipment relocation	1,800	444
Other charges	1,400	113
Restructuring-related charges, included in cost of goods sold	$4,050	$557
Workforce reduction	$4,200	$4,423
Other charges, including pension termination costs	1,700	3,413
Restructuring and impairment charges	$5,900	$7,836
Total restructuring, impairment and restructuring-related charges	$9,950	$8,393
Under the April 2014 Plan, restructuring, impairment, and restructuring-related charges were $4,923 for the year ended December 31, 2015. Restructuring, impairment, and restructuring-related charges were $3,470 for the year ended December 31, 2014.
During June 2013, CTS announced a restructuring plan to simplify CTS' global footprint by consolidating manufacturing facilities into existing locations. This Plan included (1) the consolidation of operations from the U.K. manufacturing facility into the Czech Republic facility, (2) the consolidation of operations from the Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility, and (3) the discontinuation of manufacturing at our Singapore facility. Certain Corporate functions were consolidated or eliminated as a result of the June 2013 Plan and also as a result of the sale of CTS' EMS business. These restructuring actions called for the elimination of approximately 350 positions.
During the fourth quarter of 2014, CTS management revised the June 2013 Plan. The amendment added an additional $4,000 in planned costs. Settlement of the U.K. pension plan was estimated to account for $2,000 of the added cost. The remaining $2,000 in restructuring and impairment charges were for severance costs that were estimated to result in the elimination of approximately 130 additional positions. The positions eliminated were spread globally throughout CTS businesses.

56 CTS CORPORATION

The following table displays the planned restructuring and restructuring-related charges associated with the June 2013 Plan, as well as a summary of the actual costs incurred through December 31, 2015:

June 2013 Plan	Planned Costs	Actual costs incurred through December 31, 2015
Inventory write-down	$800	$1,143
Equipment relocation	900	1,792
Other charges	100	702
Restructuring-related charges, included in cost of goods sold	$1,800	$3,637
Workforce reduction	$10,150	$9,615
Asset impairment charge	3,000	4,139
Other charges, including pension termination costs	7,650	10,205
Restructuring and impairment charges	$20,800	$23,959
Total restructuring and restructuring-related charges	$22,600	$27,596
Under the June 2013 Plan, total restructuring, impairment and restructuring-related charges incurred were $10,272, $4,406, and $11,508 for the years ended December 31, 2015, 2014, and 2013, respectively. For the year ended December 31, 2015, the restructuring-related charges were $125 and the restructuring and impairment charges were $10,147. For the year ended December 31, 2014, the restructuring-related charges was $1,935 and the restructuring and impairment charges were $2,471. For the year ended December 31, 2013, the restructuring-related charges were $1,053 and the restructuring and impairment charges were $10,455.
The following table displays the restructuring liability activity for the period ended December 31, 2015:

June 2013 Plan and April 2014 Plan	Restructuring Liability
Restructuring liability at January 1, 2015	$3,904
Restructuring and restructuring-related charges	15,195
Cost paid	(18,273)
Restructuring liability at December 31, 2015	$826
During December of 2012, CTS realigned its operations to suit its business needs ("December 2012 Plan"). These realignment actions resulted in the elimination of approximately 190 positions. These actions were completed as of March 31, 2013. Under the December 2012 Plan, total restructuring, impairment and restructuring-related charges incurred were $264 for the year ended December 31, 2013.
NOTE 8 — Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities are as follows:

	As of
	December 31, 2015	December 31, 2014
Accrued product related costs	$5,245	$5,216
Accrued income taxes	8,845	3,346
Accrued property and other taxes	1,838	2,547
Dividends payable	1,302	1,336
Remediation reserves	20,603	3,918
Deferred income tax	6,731	9
Other accrued liabilities	9,341	8,984
Total accrued expenses and other liabilities	$53,905	$25,356

CTS CORPORATION 57

NOTE 9 — Contingencies
Certain processes in the manufacture of CTS' current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies, and in some cases, generator groups, that it is or may be a potentially responsible party regarding hazardous substances at several sites either owned, not owned or operated by CTS. Some sites are Superfund sites such as in Asheville, North Carolina and Mountain View, California. CTS reserves for probable remediation activities and for claims and proceedings against CTS with respect to other environmental matters. CTS records reserves on a undiscounted basis. In the opinion of management, based upon presently available information relating to all such matters, adequate provision for probable and estimable costs have been recorded. We do not have any known environmental obligations where a loss is probable or reasonably possible of occurring for which we do not have a reserve, nor do we have any amounts for which we have not reserved because the amount of the loss cannot be reasonably estimated. Due to the inherent nature of environmental obligations, CTS cannot provide assurance that its ultimate environmental investigation and clean-up costs and liabilities will not materially exceed the amount of its current reserve. Our reserve and disclosures will be adjusted accordingly if additional information becomes available in the future.
A roll forward of remediation reserves on the balance sheet is comprised of the following:

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$3,918	$5,116
Remediation expense	18,591	1,521
Remediation payments	(1,906)	(2,719)
Balance at end of the period	$20,603	$3,918

Unrelated to the environmental claims described above, certain other claims are pending against CTS with respect to matters arising out of the ordinary conduct of CTS’ business. Although the ultimate outcome of any potential litigation resulting from these claims cannot be predicted with certainty, and some may be disposed of unfavorably to CTS, management believes that adequate provision for anticipated costs have been established based upon all presently available information. Except as noted herein, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact on our consolidated financial position, results of operations or cash flows.
NOTE 10 — Leases
Minimum future obligations under all non-cancelable operating leases as of December 31, 2015 are as follows:

Operating Leases
2016	$3,370
2017	2,973
2018	2,175
2019	1,886
2020	1,408
Thereafter	1,147
Total minimum lease obligations	$12,959
Rent expense for operating leases charged to operations was as follows :

	Year Ended December 31,
	2015	2014	2013
Rent expense	$3,550	$4,300	$3,936
Operating leases include a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease expirations range from 2016 to 2026 with breaking periods specified in the lease agreements. Sublease income was $474 in 2015. Future sublease income is $468 in 2016 and $468 in 2017. Some of CTS' operating leases include renewal options and escalation clauses.

58 CTS CORPORATION

In the fourth quarter of 2012, one of CTS' foreign locations entered into a sale-leaseback transaction. As a result of this transaction, a deferred gain of approximately $4,500 was being amortized over the 6 year expected lease term. During 2015, CTS terminated the lease and recognized the remaining unamortized deferred gain into income. A gain of $2,108 was included in continuing operations in the Consolidated Statements of Earnings (Loss) for the year ended December 31, 2015.
NOTE 11 — Debt
Long-term debt was comprised of the following:

	As of
	December 31, 2015	December 31, 2014
Revolving credit facility due in 2020	$90,700	$75,000
Weighted-average interest rate	1.5%	1.5%
Amount available	$106,985	$122,535
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,315	$2,465
Commitment fee percentage per annum	0.25%	0.25%
The revolving credit facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the revolving credit facility. CTS was in compliance with all debt covenants as of December 31, 2015. The revolving credit facility requires CTS to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving credit facility contains restrictions limiting CTS' ability to dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the revolving credit facility fluctuate based upon the London Interbank Offered Rate and the Company's quarterly total leverage ratio. CTS pays a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio.
CTS has debt issuance costs related to its long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $175 in 2015 and $200 in 2014 and 2013, and was recognized as interest expense.
CTS uses interest rate swaps to convert the line of credit's variable rate of interest into a fixed rate on a portion of the debt. In the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $25,000 of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreements is recognized as an adjustment to interest expense for the related line of credit when settled.
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive earnings. Interest rate swaps activity recorded in other comprehensive earnings before tax included the following:

	For the Year Ended December 31,
	2015	2014	2013
Unrealized (loss) gain	$(516)	$(510)	$289
Realized gain reclassified to interest expense	$768	$488	$319

CTS CORPORATION 59

Interest rate swaps included on the balance sheets are comprised of the following:

	As of
	December 31, 2015	December 31, 2014
Accrued liabilities	$791	$640
Other long-term obligations	$(23)	$380
NOTE 12 — Accumulated Other Comprehensive Loss
Shareholders' equity includes certain items classified as accumulated other comprehensive loss ("AOCI") in the Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert the line of credit's variable rate of interest into a fixed rate. These hedges are designated as cash flow hedges, and CTS has deferred income statement recognition of gains and losses until the hedged transaction is settled. Amounts reclassified to income from AOCI for hedges are included in interest expense. Further information related to CTS' interest rate swaps is included in NOTE 15, "Fair Value Measurements".

•
Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to income from AOCI are included in net periodic pension expense. Further information related to CTS' pension obligations is included in NOTE 5, "Retirement Plans".

•
Cumulative translation adjustment relates to our non-U.S. subsidiaries that have designated a functional currency other than the U.S. dollar. CTS is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income. Transfer of foreign currency translation gains and (losses) from AOCI to income are included in other (expense) income.

The components of AOCI for 2015 are as follows:

	As of December 31, 2014	Gain (Loss) Recognized in OCI	Gain (Loss) reclassified from AOCI to income	As of December 31, 2015
Changes in fair market value of hedges:
Gross	$(1,020)	$(516)	$768	$(768)
Income tax expense (benefit)	384	194	(289)	289
Net	(636)	(322)	479	(479)
Changes in unrealized pension cost:
Gross	(169,291)	—	7,572	(161,719)
Income tax expense (benefit)	65,124	—	(763)	64,361
Net	(104,167)	—	6,809	(97,358)
Cumulative translation adjustment:
Gross	245	(1,524)	—	(1,279)
Income tax expense (benefit)	325	(214)	—	111
Net	570	(1,738)	—	(1,168)
Total accumulated other comprehensive (loss) income	$(104,233)	$(2,060)	$7,288	$(99,005)

60 CTS CORPORATION

The components of AOCI for 2014 are as follows:

	As of December 31, 2013	(Loss) Gain recognized in OCI	Gain (Loss) reclassified from AOCI to income	As of December 31, 2014
Changes in fair market value of hedges:
Gross	$(998)	$(510)	$488	$(1,020)
Income tax expense (benefit)	402	167	(185)	384
Net	(596)	(343)	303	(636)
Changes in unrealized pension cost:
Gross	(138,133)	(37,043)	5,885	(169,291)
Income tax expense (benefit)	55,028	12,267	(2,171)	65,124
Net	(83,105)	(24,776)	3,714	(104,167)
Cumulative translation adjustment:
Gross	949	(704)	—	245
Income tax expense (benefit)	855	(530)	—	325
Net	1,804	(1,234)	—	570
Total accumulated other comprehensive (loss) income	$(81,897)	$(26,353)	$4,017	$(104,233)
NOTE 13 — Shareholders' Equity
Share count and par value data related to shareholders' equity are as follows:

	As of
	December 31, 2015	December 31, 2014
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,242,499	56,101,700
Shares outstanding	32,548,477	33,392,060
Treasury stock
Shares held	23,694,022	22,709,640
CTS uses the cost method to account for its common stock purchases. During the year ended December 31, 2015, CTS purchased 984,382 shares of common stock for $18,088 under a board-authorized share repurchase program. For the year ended December 31, 2014, CTS purchased 460,496 shares of common stock for $8,002. Approximately $17,554 is available for future purchases.
A roll forward of common shares outstanding is as follows:

	As of
	December 31, 2015	December 31, 2014
Balance at beginning of the year	33,392,060	33,558,864
Repurchases	(984,382)	(460,496)
Stock option issuances	5,200	101,350
Restricted share issuances	135,599	192,342
Balance at end of period	32,548,477	33,392,060

CTS CORPORATION 61

NOTE 14 — Equity-Based Compensation
At December 31, 2015, CTS had 4 equity-based compensation plans: the Non-Employee Directors' Stock Retirement Plan ("Directors' Plan"), the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan"), the 2009 Omnibus Equity and Performance Incentive Plan ("2009 Plan"), and the 2014 Performance & Incentive Plan ("2014 Plan"). Future grants can only be made under the 2014 Plan.
The 2009 Plan, and previously the 2004 Plan, provide for grants of incentive stock options or nonqualified stock options to officers, key employees, and non-employee members of CTS' Board of Directors. In addition, the 2014 Plan, the 2009 Plan and the 2004 Plan allow for grants of stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance units, and other stock awards.
The following table summarizes the compensation expense included in selling, general and administrative expenses in the Consolidated Statements of Earnings (Loss) related to equity-based compensation plans:

	For the Year Ended December 31,
	2015	2014	2013
Service-Based RSUs	$1,944	$1,771	$2,879
Performance-Based RSUs	754	479	674
Market-Based RSUs	497	410	666
Total	$3,195	$2,660	$4,219
Income tax benefit	$1,201	$1,000	$1,600
CTS recorded a tax deduction related to RSUs that vested during the year ended December 31, 2015 in the amount of $1,047.
The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized compensation expense at December 31, 2015	Weighted- average period
Service-Based RSUs	$1,475	1.28 years
Performance-Based RSUs	344	1.34 years
Market-Based RSUs	447	1.36 years
Total	$2,266
CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.
The following table summarizes the status of these plans as of December 31, 2015:

	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	1,500,000	3,400,000	6,500,000	N/A
Stock options outstanding	—	—	—	—
RSUs outstanding	298,882	540,247	78,947	33,974
Options exercisable	—	—	—	—
Awards available for grant	1,113,383	540,247	78,947	33,974
Stock Options
Stock options are exercisable in cumulative annual installments over a maximum 10-year period, commencing at least one year from the date of grant. Stock options are generally granted with an exercise price equal to the market price of CTS' stock on the date of grant. The stock options generally vest over four years and have a 10-year contractual life. The awards generally contain provisions to either accelerate vesting or allow vesting to continue on schedule upon retirement if certain service and age requirements are met. The awards also provide for accelerated vesting if there is a change in control event.

62 CTS CORPORATION

CTS estimated the fair value of the stock option on the grant date using the Black-Scholes option-pricing model and assumptions for expected price volatility, option term, risk-free interest rate, and dividend yield. Expected price volatilities were based on historical volatilities of CTS' common stock. The expected option term was derived from historical data on exercise behavior. The dividend yield was based on historical dividend payments. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of the status of stock options as of December 31, 2015 and changes during the year then ended, is presented below:

Year Ended
December 31, 2015
	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	5,200	$12.35
Exercised	(5,200)	$12.35
Expired	—	$—
Forfeited	—	$—
Outstanding at end of period	—	$—
Exercisable at end of period	—	$—

Year Ended
December 31, 2015
Intrinsic values of stock options exercised	$33
Weighted average remaining contractual life	0
Aggregate intrinsic values of options outstanding and options exercisable	$—
There are no unvested stock options at December 31, 2015.
Service-Based Restricted Stock Units
Service-based RSUs entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. RSUs granted to non-employee directors vest one month after granted. Upon vesting, the non-employee directors elect to either receive the stock associated with the RSU immediately, or defer receipt of the stock to a future date. The fair value of the RSUs is equivalent to the trading value of CTS' common stock on the grant date.
A summary of the status of RSUs for the 2004 Plan, 2009 Plan and 2014 Plan is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	517,965	$12.06
Granted	166,725	17.31
Released	(166,801)	12.44
Forfeited	(46,693)	17.20
Outstanding at December 31, 2015	471,196	$13.27	8.07	$8,312
Releasable at December 31, 2015	252,347	$10.66	19.69	$4,451

	For the Year Ended December 31,
	2015	2014	2013
Weighted-average grant date fair value	$17.31	$9.00	$10.97
Intrinsic value of RSUs released	$2,933	$5,670	$4,535

CTS CORPORATION 63

A summary of the status of RSUs for the Director's Plan is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	33,974	$11.75
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at December 31, 2015	33,974	$11.75	N/A	$599
Releasable at December 31, 2015	33,974	$11.75	$—	$599
A summary of the nonvested RSUs is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	234,142	$14.48
Granted	166,725	17.31
Vested	(135,325)	14.10
Forfeited	(46,693)	17.20
Nonvested at December 31, 2015	218,849	16.29

	Year Ended December 31,
	2015	2014	2013
Fair value of RSUs vested	$1,908	$2,055	$3,700
Performance-Based Restricted Stock Units
CTS grants performance-based restricted stock unit awards for certain executives. Units may be awarded in the range from zero percent to 200% of the target amount. Vesting is subject to certification of the fiscal results of the year prior to the target year by CTS' independent auditors. The award rate is dependent upon CTS' achievement of either sales growth targets or cash flow targets as noted in the following table.

Performance-Based RSUs include the following components:

Grant Date	Target Units	Vesting Year	Vesting Dependency	Units Awarded
February 11, 2013	54,950	2016	Sales growth	—
February 11, 2013	47,100	2016	Cash flow	—
February 14, 2014	15,071	2017	Sales growth	—
February 14, 2014	12,918	2017	Cash flow	—
February, 5, 2015	24,150	2018	Sales growth	—
February 5, 2015	20,700	2018	Cash flow	—
Market-Based Restricted Stock Units
CTS grants market-based restricted stock unit awards for certain executives and key employees. Units may be awarded in the range from zero percent to 200% of the target amount. Vesting is subject to certification of the fiscal results of the year prior to the target year by CTS' independent auditors. The award rate will be determined using a matrix based on a percentile ranking of CTS total stockholder return with peer group total shareholder return over a three-year period.

64 CTS CORPORATION

Awards are tied exclusively to CTS' total stockholder return relative to peer group companies' total stockholder return rates.
Market-Based RSUs include the following components:

Grant Date	Target Units	Vesting Year	Number of Peer Group Companies	Units Awarded
February 11, 2013	26,950	2016	20	—
February 11, 2013	32,500	2016	20	—
February 14, 2014	15,071	2017	15	—
February 5, 2015	24,150	2018	23	—
NOTE 15 — Fair Value Measurements
U.S. GAAP stipulates that goodwill of a reporting unit be tested for impairment annually, or more frequent if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below the carrying amount. As a first step, CTS evaluated certain qualitative factors such as general market and macro-economic conditions, entity-specific events and overall past and projected financial performance of its business operations that could affect CTS' recorded goodwill. If it is determined in the first step that it is more-likely-than-not that goodwill may be impaired, then a two-step method is applied. A two-step method is used to measure the amount of an impairment loss. The first step requires CTS to determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a discounted cash flow analysis-income approach and a market approach which uses current industry information. The second step requires CTS to determine the implied fair value of goodwill and measure the impairment loss as the difference between the book value of the goodwill and the implied fair value of the goodwill. The implied fair value of goodwill must be determined in the same manner as if CTS had acquired those reporting units.
In 2015, a Step 1 goodwill test was performed by CTS' management with the assistance of a third-party valuation firm. As of December 31, 2015, it was concluded that the estimated implied fair value of goodwill exceeded the carrying value and accordingly, no goodwill impairment was required.
During the second quarter of 2013, CTS initiated the June 2013 Restructuring Plan, which impacted certain locations. This was considered a triggering event, and CTS performed an impairment analysis for the impacted intangibles and long-lived assets. The resulting intangible impairment loss related to customer-based intangibles. The fair value of these assets was measured and recorded using an income approach. Projected future cash flows related to these assets were used under this approach to determine their fair values. CTS recorded an impairment charge of approximately $3,770 for 2013. The impairment charge was recorded under "Restructuring and impairment charge" on CTS' Consolidated Statements of Earnings (Loss).
The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2015 and the loss recorded during the year ended December 31, 2015:

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss Year Ended December 31, 2015
Interest rate swap — cash flow hedge	$768	$—	$768	$—	$768
The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2014 and the loss recorded during the year ended December 31, 2014:

	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Year Ended December 31, 2014
Interest rate swap — cash flow hedge	$1,020	$—	$1,020	$—	$488

CTS CORPORATION 65

The fair value of CTS' interest rate swaps was measured using a market approach which uses current industry information. There is a readily determinable market, and these swaps are classified within level 2 of the fair value hierarchy.
The table below provides a reconciliation of the recurring financial liability related to interest rate swaps:

Interest Rate Swaps
Balance at January 1, 2014	$(998)
Total gains for the period:
Included in earnings	488
Included in other comprehensive earnings	(510)
Balance at January 1, 2015	$(1,020)
Total gains (losses) for the period:
Included in earnings	768
Included in other comprehensive earnings	(516)
Balance at December 31, 2015	$(768)
The estimated net amount that is expected to be reclassed into earnings as interest expense within the next twelve months for the interest rate swaps is approximately $800.
CTS' long-term debt consists of a revolving debt facility which is recorded at its carrying value. There is a readily determinable market for CTS' revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our credit facility.
NOTE 16 — Income Taxes
Earnings before income taxes consist of the following for the years ended December 31:

	2015	2014	2013
U.S.	$(141)	$19,205	$(5,396)
Non-U.S.	12,402	20,143	23,459
Total	$12,261	$39,348	$18,063

Significant components of income tax provision/(benefit) are as follows for the years ended December 31:

	2015	2014	2013
Current:
U.S.	$329	$945	$1,332
Non-U.S.	12,482	6,981	4,804
Total Current	12,811	7,926	6,136
Deferred:
U.S.	(15,795)	3,590	7,968
Non-U.S.	8,291	1,310	1,962
Total Deferred	(7,504)	4,900	9,930
Total provision for income taxes	$5,307	$12,826	$16,066

66 CTS CORPORATION

Significant components of the CTS' deferred tax assets and liabilities at December 31:

	2015	2014
Post-retirement benefits	$1,837	$1,953
Inventory reserves	1,797	1,567
Loss carry-forwards	9,387	23,095
Credit carry-forwards	35,082	16,903
Nondeductible accruals	12,406	6,336
Research expenditures	30,465	30,088
Equity compensation	2,070	1,610
Foreign exchange loss	2,522	1,009
Other	1,231	2,537
Gross deferred tax assets	96,797	85,098
Depreciation	9,814	11,073
Pensions	11,868	9,462
Subsidiaries' unremitted earnings	7,461	—
Gross deferred tax liabilities	29,143	20,535
Net deferred tax assets	67,654	64,563
Deferred tax asset valuation allowance	(10,266)	(12,938)
Total net deferred tax assets	$57,388	$51,625
The current and long-term deferred tax assets and current and long-term deferred tax liabilities as of December 31:

	2015	2014
Current deferred tax assets	$6,025	$8,708
Current deferred tax liabilities	(6,731)	(8)
Total current deferred tax assets	(706)	8,700
Non-current deferred tax assets	58,544	43,120
Non-current deferred tax liabilities	(450)	(195)
Total non-current deferred tax assets	58,094	42,925
Total net deferred tax assets	$57,388	$51,625
The current and non-current deferred tax assets and current and non-current deferred tax liabilities were not netted since these items relate to different tax jurisdictions. Current deferred tax assets, current deferred tax liabilities and non-current deferred tax liabilities are included as components of other current assets, accrued expenses and other liabilities and other long-term obligations respectively, on CTS' Consolidated Balance Sheets at December 31, 2015 and December 31, 2014.
At each reporting date, CTS weighs all available positive and negative evidence to assess whether it is more-likely- than-not that the Company's deferred tax assets, including deferred tax assets associated with accumulated loss carryforwards and tax credits in the various jurisdictions in which it operates, will be realized. As of December 31, 2015, CTS recorded deferred tax assets related to certain U.S. state and non-U.S. income tax loss carryforwards of $9,387 and U.S. and non-U.S. tax credits of $35,082. Such deferred tax assets expire in varying amounts from 2016 to 2035.
Generally, CTS assesses it is more-likely-than-not that its net deferred tax assets will be realized during the available carry-forward periods. However, CTS has determined that valuation allowances of $10,266 and $12,938 should be provided for certain deferred tax assets at December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, the valuation allowances relate to certain U.S. state and non-U.S. loss carry-forwards and certain U.S. state and non-U.S. tax credits that management does not anticipate will be utilized. The decrease in the valuation allowance from December 31, 2014 to December 31, 2015 is primarily the result of the expiration of certain carry-forwards partially offset by increases in the basis of management's judgment regarding realizability of the related assets.
No valuation allowance was recorded in 2015 against the U.S. federal foreign tax credit carryforwards of $25,909, research and development tax credits of $7,577 which expire in varying amounts between 2016 and 2035, and the alternative minimum tax credit carryforward of $2,565, which has no expiration. CTS assessed the anticipated

CTS CORPORATION 67

realization of those tax credits utilizing future taxable income projections. Based on those projections, management believes it is more-likely-than-not that CTS will realize the benefits of these carryforwards.
The following table reconciles taxes at the United States statutory rate to the effective income tax rate from continuing operations for the years ended December 31:

	2015	2014	2013
Taxes at the U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.1)%	0.7%	1.0%
Non-U.S. income taxed at rates different than the U.S. statutory rate	(16.7)%	(7.6)%	(9.9)%
Foreign source income, net of associated foreign tax credits	6.9%	3.5%	60.9%
Benefit of tax credits	(4.6)%	(1.3)%	(3.9)%
Non-deductible expenses	1.3%	2.8%	(2.4)%
Adjustment to valuation allowances	37.8%	(0.4)%	8.2%
Benefit from prior period foreign tax credits	(133.0)%	—%	—%
Change in unrecognized tax benefits	59.5%	—%	0.7%
Impacts of unremitted foreign earnings	60.8%	—%	—%
Other	(3.6)%	(0.1)%	(0.6)%
Effective income tax rate	43.3%	32.6%	89.0%
During 2015, CTS determined that it would change its position regarding the U.S. federal tax treatment of foreign taxes paid. CTS claimed a foreign tax credit on its 2014 U.S. federal income tax return and plans to file amended tax returns for 2006 - 2013 in order to claim non-US taxes paid as a credit against income tax, rather than as a deduction. The filing of the amended returns reduced the deferred tax asset for federal loss carryforwards by $8,214, and increased its available foreign tax credit carryforward by $24,519, resulting in a net tax benefit of $16,305.
In general, it is CTS’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. However during 2015, CTS determined that as a result of changes in the business, the foreign earnings of its subsidiaries in Canada and the U.K. were no longer permanently reinvested. Therefore, a provision for the expected taxes on repatriation of those earnings was recorded. In addition, although CTS plans to permanently reinvest the earnings of its Chinese facilities outside the U.S., CTS has determined that it will not maintain those earnings in China in order to mitigate future currency risk. As a result of these changes, CTS recorded a tax expense of $7,461 in 2015. Management intends to continue to permanently reinvest all other remaining current and prior earnings in jurisdictions located outside of the U.S. As of December 31, 2015, no provision has been made for U.S. income taxes on approximately $116,192 of foreign earnings, which are permanently reinvested outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, CTS would be subject to U.S. income taxes net of related foreign tax credits, state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of complexities such as potential foreign tax credits, local restrictions on distributions, and treaty implications associated with the related calculation.
CTS recognizes the financial statement benefit of a tax position when it is more-likely-than-not, based on its technical merits that the position will be sustained upon examination. A tax position that meets the "more-likely-than-not" threshold is then measured to determine the amount of benefit recognized in the financial statements. As of December 31, 2015, CTS has approximately $11,008 of unrecognized tax benefits, which if recognized, would impact the effective tax rate. CTS does not anticipate any significant changes in its unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending unrecognized tax benefits is provided below:

	2015	2014
Balance at January 1	$3,890	$4,043
Increase related to current year tax positions	1,406	40
Increase related to prior year tax positions	5,728	5
Decrease as a result of lapse of statute of limitations	(16)	(114)
Decrease related to settlements with taxing authorities	—	(14)
Other decrease	—	(70)
Balance at December 31	$11,008	$3,890

68 CTS CORPORATION

CTS' continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2015 and December 31, 2014, $1,206 and $0, respectively, of interest and penalties were accrued.
CTS is subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. CTS' U.S. income tax returns are primarily subject to examination from 2011 through 2014, however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2007 through 2014 based on local statutes.
NOTE 17 — Discontinued Operations
On October 2, 2013, CTS completed the sale of its EMS business to Benchmark for approximately $75,000 in cash. Included in the transaction were five manufacturing facilities (Moorpark, California; Londonderry, New Hampshire; Bangkok, Thailand; Matamoros, Mexico and San Jose, California) and approximately 1,000 employees.
The Consolidated Statement of Earnings (Loss) of the EMS discontinued operations is as follows:

Year Ended
December 31, 2013
Net sales	$155,055
Cost of goods sold	142,589
Selling, general and administrative expenses	11,617
Restructuring and impairment charge	1,444
Operating loss	(595)
Other expense, net	(345)
Loss before income taxes	(940)
Income tax benefit	(162)
Loss from discontinued operations	(778)
Loss on sale of EMS operations (net of tax of $3,923)	(5,148)
Net loss from discontinued operations	$(5,926)
Included in Consolidated Statement of Earnings (Loss) for discontinued operations was approximately $700 of amortization on net intangible assets for the year ended December 31, 2013.
NOTE 18 - Business Acquisitions
On October 28 2015, CTS acquired Filter Sensing Technologies Inc. (“FST”), a privately-held company, for $1.9 million in cash, plus contingent consideration of $1.6 million. FST is a developer and designer of sensing technology for radio frequency measurement and control systems. This acquisition adds a cutting-edge sensing technology to CTS' transportation portfolio and allows the Company to participate in a market that is expected be $150-$300 million in size by 2025 as new filtering solutions gain traction.

CTS CORPORATION 69

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Estimated Fair Values at October 28, 2015
Current assets	$555
Property, plant and equipment	29
Goodwill	1,818
In-process research and development intangible asset	2,200
Other assets	8
Fair value of assets acquired	4,610
Less fair value of liabilities acquired	(1,205)
Less fair value of contingent consideration	(1,550)
Total cash purchase price	$1,855
Goodwill recorded in connection with the above acquisition is primarily attributable to know-how of the acquired workforce in relation to the technology being developed.
The FST acquisition was accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on the fair market values on the date of acquisition. CTS determined the purchase price allocations based on estimates of the fair values of the assets acquired and liabilities assumed. The allocations for goodwill and other intangible assets were based on historical experience and third party evaluation.
NOTE 19 — Geographic Data
Financial information relating to CTS' operations by geographic area were as follows:

Net Sales from continuing operations	Year Ended December 31,
	2015	2014	2013
United States	$238,796	$234,323	$223,212
Singapore	8,379	11,510	13,812
United Kingdom	—	—	28,167
China	55,825	61,683	72,509
Canada	24,519	35,145	38,061
Czech Republic	36,348	44,424	18,117
Other non-U.S.	18,443	16,936	15,583
Consolidated net sales	$382,310	$404,021	$409,461
Sales are attributed to countries based upon the origin of the sale.

Long-Lived Assets	Year Ended December 31,
	2015	2014	2013
United States	$32,239	$33,048	$36,664
China	30,937	31,782	33,277
United Kingdom	1,042	1,055	2,004
Singapore	218	80	117
Canada	116	462	478
Taiwan	—	2,127	1,775
Thailand	—	—	—
Switzerland	—	—	19
Other non-U.S	5,320	2,860	535
Consolidated long-lived assets	$69,872	$71,414	$74,869

70 CTS CORPORATION

NOTE 20 — Quarterly Financial Data
Quarterly Results of Operations
(Unaudited)

	First	Second	Third	Fourth
2015
Net sales	$98,311	$100,071	$90,646	$93,282
Gross margin	32,136	33,373	31,446	30,154
Operating earnings (loss)	10,488	10,544	(3,850)	931
Net earnings (loss)	6,287	19,080	(4,760)	(13,653)
Basic earnings (loss) per share	$0.19	$0.58	$(0.15)	$(0.42)
Diluted earnings (loss) per share	$0.19	$0.57	$(0.15)	$(0.42)
2014
Net sales	$100,706	$102,980	$99,957	$100,378
Gross margin	30,615	33,823	32,499	33,026
Operating earnings	10,845	9,945	11,223	10,310
Net earnings	5,080	6,361	8,117	6,964
Basic earnings per share	$0.15	$0.19	$0.24	$0.21
Diluted earnings per share	$0.15	$0.19	$0.24	$0.21

CTS CORPORATION 71

CTS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at Beginning of Period	Charged/ (Credit) to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2015 Allowance for doubtful accounts	$100	$33	$—	$—	$133
Year ended December 31, 2014 Allowance for doubtful accounts	$130	$(38)	$—	$8	$100
Year ended December 31, 2013: Allowance for doubtful accounts	$811	$(130)	$(442)	$(109)	$130

72 CTS CORPORATION

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.  Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
The report from Grant Thornton LLP on its audit of the effectiveness of CTS' internal control over financial reporting as of December 31, 2015, is included in Part II, Item 8 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference. The Report of Management on Internal Control over Financial Reporting, which can be found following the signature page of this Annual Report on Form 10-K, is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting for the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
Not applicable.

CTS CORPORATION 73

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 11.  Executive Compensation
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about shares of CTS common stock that could be issued under all of CTS' equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, RSUs, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	918,076	$13.27	1,732,577
Equity compensation plans not approved by security holders(1)	33,974	—	33,974
Total	952,050	$13.27	1,766,551

(1)
In 1990, CTS adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, CTS annually credited an account for each non-employee director with 800 CTS common stock units. CTS also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2015, the deferred stock accounts contained a total of 33,974 CTS common stock units.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

74 CTS CORPORATION

PART IV
Item 15.  Exhibits and Financial Statements Schedules
(a) (3) Exhibits
All references to documents filed pursuant to the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, were filed by CTS, File No. 1-4639.

(2)(ii)
Stock Purchase Agreement, dated October 2, 2013, between CTS Corporation and Benchmark Electronics, Inc. (incorporated by reference to Exhibit 2(a) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, filed with the SEC on October 29, 2013.**

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the SEC on September 1, 1998).

(3)(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 to the Form 8-K, filed with the SEC on February 8, 2010).

(10)(a)	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on November 12, 2008).

(10)(b)	Form of Director & Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2015).

(10)(c)
CTS Corporation Stock Retirement Plan for Non-Employee Directors, effective April 30, 1990, as amended (incorporated by reference to Exhibit (10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed with the SEC on April 23, 2003).*

(10)(d)
Amendment to the CTS Corporation Stock Retirement Plan for Non-Employee Directors, dated as of December 1, 2004 (incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 4, 2005).

(10)(e)
CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees' Pension Plan) (incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on February 14, 2003).*

(10)(f)
Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees' Pension Plan) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed with the SEC on July 25, 2003).*

(10)(g)
CTS Corporation 2004 Omnibus Long-term Incentive Plan and Incentive Stock Option Agreement (incorporated by reference to the Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, filed with the SEC on October 19, 2004).*

(10)(h)
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 27, 2006).*

(10)(i)
Amendments to the CTS Corporation Pension Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed with the SEC on April 26, 2006).*

(10)(j)
Credit Agreement, dated as of November 18, 2010, by and among CTS Corporation, the Lenders named therein and Harris N.A. as L/C Issuer, and Administrative Agent (incorporated by reference to Exhibit 10(a) to the Form 8-K, filed with the SEC on November 22, 2010).

(10)(k)
First amendment to Credit Agreements dated as of January 10, 2012, by and among CTS Corporation, the lenders name therein and Harris N.A. as L/C issuer and administrative agent (incorporated by reference to Exhibit 10(a) to the Form 8-K filed with the SEC on January 11, 2012).

CTS CORPORATION 75

(10)(l)	Credit Agreement Between CTS Corporation and BMO Harris Bank N.A. dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 12, 2015).

(10)(m)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the SEC on May 15, 2007.
(10)(n)
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

(10)(q)	CTS Corporation 2009 Omnibus Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(r)	Form Restricted Stock Unit Agreement (Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(s)	Form Restricted Stock Unit Agreement (Cash) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(t)
CTS Corporation Executive Severance Policy, effective as of September 10, 2009 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed with the SEC on October 28, 2009).*

(10)(u)
Amendments to the CTS Corporation Pension Plan (formerly known as the CTS Corporation Salaried Employees' Pension Plan) (incorporated by reference to Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011).*

(10)(v)
Letter Agreement dated February 19, 2010 by and among CTS Corporation, Toyota Motor Sales, U.S.A. Inc., Toyota Canada Inc. and Toyota Motor Engineering & Manufacturing North America, Inc. (incorporated by reference to Exhibit 10(a) to the Quarterly Report on form 10-Q for the quarter ended October 3, 2010, filed with the SEC October 27, 2010).

(10)(w)	Prototype Change in Control Agreement (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012).*

(10)(x)
CTS Corporation Management Incentive Plan, approved by the shareholders on May 23, 2012 (incorporated by reference to Appendix A to the Proxy Statement for the 2012 Annual Meeting of Shareholders, filed with the SEC on April 17, 2012).*

(10)(y)
2012-2013 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014).*

(10)(z)
CTS Corporation 2013-2015 CEO Performance Restricted Stock Unit Plan dated February 8, 2013 (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014).*

(10)(aa)
CTS Corporation 2014 - 2016 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, filed with the SEC on April 29, 2014).*

(10)(bb)
CTS Corporation 2013 - 2015 Performance Restricted Stock Unit Plan (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 25, 2013).*

76 CTS CORPORATION

(10)(cc)
First Amendment to the CTS Corporation Executive Severance Policy (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 25, 2013).*

(10)(dd)	Separation Agreement for Thomas Kroll (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on January 7, 2014).*

(10)(ee)	CTS Corporation 2014 Performance and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on May 22, 2014).*

(10)(ff)	Separation Agreement for Lawrence J. Lyng, dated September 4, 2014 (summarized in the Form 8-K, filed with the SEC on October 21, 2014).*

(10(gg)	Transition Agreement dated June 26, 2015, by and between CTS Corporation and Anthony Urban(incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 1, 2015).

(21)	Subsidiaries.

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Item 601(b) (2) of Regulation S-K, certain exhibits and schedules have been omitted and CTS agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

CTS CORPORATION 77

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 24, 2016	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2016	By:	/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2016	By:	/s/ Robert A. Profusek
Robert A. Profusek Lead Director

Date: February 24, 2016	By:	/s/ Walter S. Catlow
Walter S. Catlow Director

Date: February 24, 2016	By:	/s/ Lawrence J. Ciancia
Lawrence J. Ciancia Director

Date: February 24, 2016	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 24, 2016	By:	/s/ Gordon Hunter
Gordon Hunter Director

Date: February 24, 2016	By:	/s/ William S. Johnson
William S. Johnson Director

Date: February 24, 2016	By:	/s/ Diana M. Murphy
Diana M. Murphy Director

78 CTS CORPORATION

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
In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management determined that its internal control over financial reporting were effective as of December 31, 2015. Grant Thornton LLP, an independent registered public accounting firm, has audited CTS' internal control over financial reporting as of December 31, 2015, as stated in their report which is included herein.

CTS Corporation Elkhart, Indiana February 24, 2016

/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CTS CORPORATION 79