Form 10-Q
period 2016-03-31
CTS CORP
filed 2016-05-03
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2016: 32,758,643.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,	March 29,
	2016	2015
Net sales	$96,705	$98,311
Cost of goods sold	63,237	66,175
Gross Margin	33,468	32,136
Selling, general and administrative expenses	14,872	15,711
Research and development expenses	6,163	5,199
Restructuring and impairment charges	—	738
Operating earnings	12,433	10,488
Other (expense) income:
Interest expense	(820)	(588)
Interest income	547	788
Other expense	(195)	(1,684)
Total other expense	(468)	(1,484)
Earnings before income taxes	11,965	9,004
Income tax expense	4,102	2,717
Net earnings	$7,863	$6,287
Earnings per share:
Basic	$0.24	$0.19
Diluted	$0.24	$0.19

Basic weighted – average common shares outstanding:	32,632	33,411
Effect of dilutive securities	373	524
Diluted weighted – average common shares outstanding	33,005	33,935

Cash dividends declared per share	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 31,	March 29,
	2016	2015
Net earnings	$7,863	$6,287
Other comprehensive income (loss):
Changes in fair market value of hedges, net of tax	294	(86)
Changes in unrealized pension cost, net of tax	908	1,257
Cumulative translation adjustment, net of tax	(409)	(1,103)
Other comprehensive income	$793	$68
Comprehensive income	$8,656	$6,355

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$130,964	$156,928
Accounts receivable, net	64,785	54,563
Inventories, net	26,062	24,600
Other current assets	13,843	9,863
Total current assets	235,654	245,954
Property, plant and equipment, net	77,456	69,872
Other Assets
Prepaid pension asset	35,746	33,779
Goodwill	66,975	33,865
Other intangible assets, net	63,662	34,758
Deferred income taxes	59,526	63,809
Other	1,320	1,336
Total other assets	227,229	167,547
Total Assets	$540,339	$483,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,031	$40,299
Accrued payroll and benefits	7,649	7,147
Accrued liabilities	48,853	47,174
Total current liabilities	100,533	94,620
Long-term debt	141,300	90,700
Post retirement obligations	7,187	7,230
Other long-term obligations	3,071	9,169
Total Liabilities	252,091	201,719
Shareholders’ Equity
Common stock	302,139	300,909
Additional contributed capital	39,185	41,166
Retained earnings	388,392	381,840
Accumulated other comprehensive loss	(98,212)	(99,005)
Total shareholders’ equity before treasury stock	631,504	624,910
Treasury stock	(343,256)	(343,256)
Total shareholders’ equity	288,248	281,654
Total Liabilities and Shareholders’ Equity	$540,339	$483,373
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 31,	March 29,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,863	$6,287
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,021	4,065
Pension and other post-retirement plan (income) expense	(427)	1,648
Equity-based compensation	282	1,520
Restructuring charges	—	738
Prepaid pension assets	—	(2,211)
Deferred income taxes	(1,067)	—
Gain on sales of fixed assets	(3)	—
Changes in assets and liabilities:
Accounts receivable	(8,122)	(10,942)
Inventories	966	(1,231)
Other assets	(3,330)	134
Accounts payable	1,647	264
Accrued liabilities	(756)	(58)
Income taxes payable	735	860
Other liabilities	(1,398)	(591)
Pension and other post-retirement plans	(58)	—
Net cash provided by operating activities	353	483
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,877)	(1,192)
Proceeds from sale of assets	3	1
Payment for acquisition, net of cash acquired	(72,830)	—
Net cash used in investing activities	(75,704)	(1,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(521,300)	(240,900)
Proceeds from borrowings of long-term debt	571,900	249,100
Purchase of treasury stock	—	(2,893)
Dividends paid	(1,303)	(1,336)
Windfall tax benefits from equity awards	696	117
Net cash provided by financing activities	49,993	4,088
Effect of exchange rate changes on cash and cash equivalents	(606)	445
Net (decrease) increase in cash and cash equivalents	(25,964)	3,825
Cash and cash equivalents at beginning of period	156,928	134,508
Cash and cash equivalents at end of period	$130,964	$138,333
Supplemental cash flow information:
Cash paid for interest	$736	$454
Cash paid for income taxes, net	$5,407	$1,608

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
March 31, 2016

NOTE 1—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.

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

Subsequent Events

CTS has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements are issued.

Reclassifications

Certain prior period reclassifications have been made in the Condensed Consolidated Balance Sheet as a result of including our other post-retirement benefit plan liabilities in Post retirement obligations as well as the retrospective application of a new accounting pronouncement upon the adoption of ASU 2015-17 (see Note 18 - Recent Accounting Pronouncements for additional details). The chart below quantifies the effects of these reclassification adjustments on our December 31, 2015, financial statements:

	At December 31, 2015
Consolidated Balance Sheet Line Item	As previously reported	Reclassification adjustment	As currently reported
Other current assets	$15,888	$(6,025)	$9,863
Deferred income taxes	$58,544	$5,265	$63,809
Accrued liabilities	$(53,905)	$6,731	$(47,174)
Post retirement obligations	$(2,703)	$(4,527)	$(7,230)
Other long-term obligations	$(7,725)	$(1,444)	$(9,169)

NOTE 2 – Accounts Receivable
The components of accounts receivable are as follows:

	As of
	March 31,	December 31,
	2016	2015
Accounts receivable, gross	$64,955	$54,696
Less: Allowance for doubtful accounts	(170)	(133)
Accounts receivable, net	$64,785	$54,563

NOTE 3 – Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2016	2015
Finished goods	$5,851	$6,972
Work-in-process	8,405	6,828
Raw materials	17,813	16,991
Less: Inventory reserves	(6,007)	(6,191)
Inventories, net	$26,062	$24,600
NOTE 4 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	March 31,	December 31,
	2016	2015
Land	$2,401	$2,401
Buildings and improvements	66,533	65,731
Machinery and equipment	200,482	191,212
Less: Accumulated depreciation	(191,960)	(189,472)
Property, plant and equipment, net	$77,456	$69,872

NOTE 5 – Retirement Plans

Pension Plans

Net pension income for our domestic and foreign plans was as follows:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Net pension (income)	$(392)	$(528)

Net pension (income) expense breakdown for our domestic and foreign plans include the following components:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	March 31,	March 29,	March 31,	March 29,
	2016	2015	2016	2015
Service cost	$22	$42	$12	$17
Interest cost	2,756	2,815	11	123
Expected return on plan assets (1)	(4,744)	(5,068)	7	(133)
Amortization of loss	1,498	1,585	34	91
Other cost due to retirement	12	—	—	—
(Income) expense, net	$(456)	$(626)	$64	$98

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our post-retirement plan includes the following components:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Other post-retirement benefit plan
Service cost	$1	$1
Interest cost	52	51
Amortization of gain	(38)	(25)
Post-retirement expense	$15	$27

NOTE 6 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(27,722)	$24,082
Patents	10,319	(10,319)	—
Technology and other intangibles	45,070	(5,490)	39,580
Other intangible assets, net	$107,193	$(43,531)	$63,662

Amortization expense for the three months ended March 31, 2016		$1,095

	As of
	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(27,101)	$24,703
Patents	10,319	(10,319)	—
Technology and other intangibles	12,871	(5,016)	7,855
In process research and development	2,200	—	2,200
Other intangible assets, net	$77,194	$(42,436)	$34,758

Amortization expense for the three months ended March 29, 2015		$973

Amortization expense remaining for other intangible assets is as follows:

Amortization expense
2016	$4,132
2017	5,424
2018	5,340
2019	5,332
2020	5,332
Thereafter	38,102
Total amortization expense	$63,662

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as follows: restructuring related charges are recorded as a component of Cost of Goods Sold, and restructuring and impairment charges are reported on a separate line and included in Operating Earnings.

Total restructuring, impairment and restructuring related charges were as follows:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Restructuring-related charges (1)	$—	$75
Restructuring and impairment charges	—	738
Total restructuring, impairment, and restructuring-related charges	$—	$813

(1) Restructuring-related charges are included in costs of goods sold

In April 2014, CTS announced plans to restructure its operations and consolidate its Canadian operations into other existing CTS facilities as part of CTS’ overall plan to simplify its business model and rationalize its global footprint (“April 2014 Plan”).

During the second quarter of 2015, CTS management revised the April 2014 Plan.  The revision added $4,250 in planned costs.  Additional administrative and legal costs were expected to account for $1,300 of the additional restructuring and impairment charges.  The remaining $2,950 in restructuring related charges are for additional costs related to equipment relocation, training, travel and shipping.

These restructuring actions, which were substantially completed during 2015, resulted in the reduction of approximately 120 positions.

The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through March 31, 2016:

		Actual costs
	Planned	incurred through
April 2014 Plan	Costs	March 31, 2016
Inventory write-down	$850	$—
Equipment relocation	1,800	444
Other charges	1,400	113
Restructuring-related charges, included in cost of goods sold	$4,050	$557

Workforce reduction	$4,200	$4,423
Other charges, including pension termination costs	1,700	3,413
Restructuring and impairment charges	$5,900	$7,836

Total restructuring, impairment and restructuring related charges	$9,950	$8,393

Total restructuring, impairment and restructuring related charges under the April 2014 Plan were as follows:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Restructuring-related charges	$—	$—
Restructuring and impairment charges	—	361
Total restructuring, impairment, and restructuring related charges	$—	$361

 In June 2013, CTS announced a restructuring plan to simplify CTS’ global footprint by consolidating manufacturing facilities into existing locations (“June 2013 Plan”).  The June 2013 Plan included the consolidation of operations from the U.K. manufacturing facility into the Czech Republic facility, the Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility and discontinuing manufacturing at the Singapore facility.   Certain Corporate functions were consolidated or eliminated as a result of the June 2013 Plan. These restructuring actions were completed in 2015 and resulted in the reduction of approximately 350 positions.

During the fourth quarter of 2014, CTS management revised the June 2013 Plan.  The revision added $4,000 in planned costs.  Future settlement of the U.K. pension plan was expected to account for $2,000 of the added cost.  The remaining $2,000 in restructuring and impairment charges were for severance costs and resulted in the reduction of approximately 130 additional positions throughout CTS businesses. The above actions were substantially complete in 2015.

The following table displays the planned restructuring and restructuring-related charges associated with the June 2013 Plan and a summary of the actual costs incurred through March 31, 2016:

	Planned	Actual costs incurred through
June 2013 Plan	Costs	March 31, 2016
Inventory write-down	$800	$1,143
Equipment relocation	900	1,792
Other charges	100	702
Restructuring-related charges, included in cost of goods sold	$1,800	$3,637

Workforce reduction	$10,150	$9,615
Asset impairment charge	3,000	4,139
Other charges, including pension termination costs	7,650	10,205
Restructuring and impairment charges	$20,800	$23,959

Total restructuring and restructuring-related charges	$22,600	$27,596

Under the June 2013 Plan, total restructuring, impairment and restructuring related charges incurred were as follows:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Restructuring-related charges	$—	$75
Restructuring and impairment charges	—	377
Total restructuring, impairment, and restructuring-related charges	$—	$452

The following table displays the restructuring reserve activity for the period ended March 31, 2016:

June 2013 Plan and April 2014 Plan
Restructuring liability at January 1, 2016	$826
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	—
Cost paid	—
Restructuring liability at March 31, 2016	$826

NOTE 8 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	March 31,	December 31,
	2016	2015
Accrued product related costs	$5,126	$5,245
Accrued income taxes	9,617	8,845
Accrued property and other taxes	1,807	1,838
Accrued outside commissions	1,293	97
Accrued professional fees	1,765	704
Accrued building improvement costs	1,702	1,768
Dividends payable	1,310	1,302
Remediation reserves	20,819	20,603
Other accrued liabilities	5,414	6,772
Total accrued liabilities	$48,853	$47,174

NOTE 9 – Contingencies
Certain processes in the manufacture of CTS' current and past products create hazardous waste by-products as currently defined by federal and state laws and regulations. CTS has been notified by the U.S. Environmental Protection Agency, state environmental agencies, and in some cases, generator groups, that it is or may be a potentially responsible party regarding hazardous substances at several sites either presently or historically owned, leased, or operated by CTS. Some sites are Superfund sites such as in Asheville, North Carolina and Mountain View, California. CTS reserves for probable remediation activities and for claims and proceedings against CTS with respect to other environmental matters. CTS records reserves on a undiscounted basis. In the opinion of management, based upon presently available information relating to all such matters, adequate provision for probable and estimable costs have been recorded. We do not have any known environmental obligations where a loss is probable or reasonably possible of occurring for which we do not have a reserve, nor do we have any amounts for which we have not reserved because the amount of the loss cannot be reasonably estimated. Due to the inherent nature of environmental obligations, CTS cannot provide assurance that its ultimate environmental investigation and clean-up costs and liabilities will not materially exceed the amount of its current reserve. Our reserve and disclosures will be adjusted accordingly if additional information becomes available in the future.
Unrelated to the environmental claims described above, certain other claims are pending against CTS with respect to matters arising out of the ordinary conduct of CTS’ business. Although the ultimate outcome of any potential litigation resulting from these claims cannot be predicted with certainty, and some may be disposed of unfavorably to CTS, management believes that adequate provision for anticipated costs have been established based upon all presently available information. Except as noted herein, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 10 - Debt

Long-term debt was comprised of the following:

	As of
	March 31,	December 31,
	2016	2015
Revolving credit facility due in 2020	$141,300	$90,700
Weighted average interest rate	1.8%	1.5%
Amount available	$56,385	$106,985
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,315	$2,315
Commitment fee percentage per annum	0.30%	0.25%

On August 10, 2015, CTS entered into a new five-year credit agreement with a group of banks (“Revolving Credit Facility”) in order to support CTS’ working capital needs and other general corporate purposes.  The Revolving Credit Facility provides for a credit line of $200,000, which may be increased by $100,000 at the request of CTS, subject to the Administrative Agent’s approval.  This Revolving Credit Facility replaces the prior unsecured credit facility.  Borrowings under the previous credit agreement were refinanced under the Revolving Credit Facility and the previous credit agreement was terminated on August 10, 2015.

The Revolving Credit Facility includes a swing line sublimit of $15,000 and a letter of credit sublimit of $10,000.  Borrowings under the Revolving Credit Facility bear interest, at CTS’ option, at the base rate plus the applicable margin for base rate loans or LIBOR plus the applicable margin for LIBOR loans.  CTS also pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility.  The commitment fee ranges from 0.20% to 0.40% based on the CTS’ total leverage ratio.

The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  CTS was in compliance with all debt covenants at March 31, 2016.  The Revolving Credit Facility requires that CTS deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the Revolving Credit Facility fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.

CTS has debt issuance costs related to its long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $32 and $50 for the three months ended March 31, 2016 and March 29, 2015, respectively, and was recognized as interest expense.

Note 11 - Derivative Financial Instruments
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We selectively use derivative financial instruments including foreign currency forward contracts and interest rate swaps to manage our exposure to these risks.
The use of derivative financial instruments exposes the Company to credit risk, which relates to the risk of nonperformance by a counterparty to the derivative contracts. We manage our credit risk by entering into derivative contracts with only highly rated financial institutions and by using netting agreements.
Foreign Currency Hedges
In January of 2016, we began using forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value. Each month, we assess the effectiveness of these hedging relationships based on the total change in their fair value using regression analysis. The effective portion of derivative gains and losses are recorded in accumulated other comprehensive income until the hedged transaction affects earnings upon settlement, at which time they are reclassified to cost of goods sold or net sales. Ineffectiveness is recorded in other income (expense) in our Consolidated Statement of Earnings. If it becomes probable that an anticipated transaction that is hedged will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive income to other income (expense).
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At March 31, 2016, we had a net unrealized gain of $379 in accumulated other comprehensive income, which is expected to be reclassified to income within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $17.2 million at March 31, 2016.
Interest Rate Swaps
CTS uses interest rate swaps to convert the revolving credit facility’s variable rate of interest into a fixed rate. In the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four additional interest rate swap agreements to fix interest rates on $25,000 of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive income (loss). The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income (loss) that is expected to be reclassified into earnings within the next twelve months is approximately $674.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2016, are shown in the following table:

	As of
	March 31,	December 31,
	2016	2015
Foreign currency hedges reported in Other current assets	$379	$—
Interest rate swaps reported in Accrued liabilities	$(674)	$(768)
The Company has elected to net its derivative assets and liabilities in the balance sheet in accordance with ASC 210-20. On a gross basis, there were foreign exchange derivative assets of $675 and foreign exchange derivative liabilities of $296.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Foreign Exchange Contracts:
Loss recognized in Net Sales	$(7)	$—
Gain recognized in Cost of Goods Sold	1	—
Gain recognized Selling, General and Administrative expense	4	—
Gain recognized in Other (expense) income	6	—

Interest Rate Swaps:
Interest Expense	$152	$190
Total	$156	$190

NOTE 12 – Accumulated Other Comprehensive (Loss) Income

Shareholders’ equity includes certain items classified as accumulated other comprehensive (loss) income (“AOCI”) in the Consolidated Balance Sheets, including:

Unrealized gains (losses) on hedges relate to interest rate swaps to convert the line of credit’s variable rate of interest into a fixed rate and foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies. These hedges are designated as cash flow hedges, and CTS has deferred income statement recognition of gains and losses until the hedged transaction occurs, at which time amounts are reclassified into earnings.  Further information related to CTS’ derivative financial instruments is included in Note 11 - Derivative Financial Instruments and Note 15 – Fair Value Measurements.

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three month periods ended March 31, 2016, and March 29, 2015, were $231 and $1,688, respectively, which is included in other expense in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended March 31, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2015	in OCI	to income	2016
Changes in fair market value of hedges:
Gross	$(768)	$242	$231	$(295)
Income tax (benefit)	289	(91)	(88)	110
Net	(479)	151	143	(185)

Changes in unrealized pension cost:
Gross	(161,719)	—	1,451	(160,268)
Income tax (benefit)	64,361		(543)	63,818
Net	(97,358)	—	908	(96,450)

Cumulative translation adjustment:
Gross	(1,279)	(406)	—	(1,685)
Income tax (benefit)	111	(3)	—	108
Net	(1,168)	(409)	—	(1,577)
Total accumulated other comprehensive (loss) income	$(99,005)	$(258)	$1,051	$(98,212)

The components of other comprehensive (loss) income for the three months ended March 29, 2015, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	March 29,
	2014	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,020)	$(327)	$190	$(1,157)
Income tax (benefit)	384	123	(72)	435
Net	(636)	(204)	118	(722)

Changes in unrealized pension cost:
Gross	(169,291)	1,930	—	(167,361)
Income tax (benefit)	65,124	(673)	—	64,451
Net	(104,167)	1,257	—	(102,910)
Cumulative translation adjustment:
Gross	245	(736)	—	(491)
Income tax (benefit)	325	(367)	—	(42)
Net	570	(1,103)	—	(533)
Total accumulated other comprehensive (loss) income	$(104,233)	$(50)	$118	$(104,165)

NOTE 13 – Shareholders’ Equity
Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 31,	December 31,
	2016	2015
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,452,665	56,242,499
Shares outstanding	32,758,643	32,548,477
Treasury stock
Shares held	23,694,022	23,694,022

For the three month period ended March 29, 2015, CTS purchased 164,852 shares of common stock for an aggregate of $2,893 under a board-authorized share repurchase plan. No common stock repurchases were made during the quarter ending March 31, 2016. Approximately $17,554 is available for future purchases.
A roll forward of common shares outstanding is as follows:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Balance at the beginning of the year	32,548,477	33,392,060
Repurchases	—	(164,852)
Restricted share issuances	210,166	75,039
Balance at the end of the period	32,758,643	33,302,247

NOTE 14 - Equity-Based Compensation

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

The 2009 Plan, and previously the 2001 Plan and 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and non-employee members of CTS’ Board of Directors.  In addition, the 2014 Plan, the 2009 Plan and the 2004 Plan allow for grants of stock appreciation rights, restricted stock, RSUs, performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to equity-based compensation plans:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Service-Based RSUs	$512	$549
Performance-Based RSUs	(155)	520
Market-Based RSUs	(75)	451
Total	$282	$1,520
Income tax benefit	$106	$571

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	compensation	Weighted-
	expense at	average
	March 31, 2016	period
Service-Based RSUs	$2,711	1.6 years
Performance-Based RSUs	673	1.6 years
Market-Based RSUs	779	1.5 years
Total	$4,163	1.6 years

CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the maximum number of awards available to be granted under these plans as of March 31, 2016:

	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	1,500,000	3,400,000	6,500,000	N/A
Stock options outstanding	—	—	—	—
Options exercisable	—	—	—	—
Performance-based options outstanding	330,000	—	—	—
Service-based RSUs outstanding	270,545	171,164	78,947	25,985
Performance and market-based RSUs outstanding at 200% of target	335,300	86,120	—	—
RSUs vested and released	48,339	—	—	—
Awards available for grant	515,816	257,284	78,947	25,985
Stock Options

Stock options are exercisable in cumulative annual installments over a maximum 10-year period, commencing at least one year from the date of grant.  Stock options are generally granted with an exercise price equal to the market price of CTS’ stock on the date of grant, vest over four years, and have a 10-year contractual life.  The awards generally contain provisions to either accelerate vesting or allow vesting to continue on schedule upon retirement if certain service and age requirements are met.   The awards also provide for accelerated vesting if there is a change in control event. CTS has no stock options exercisable or outstanding as of March 31, 2016, other than the performance-based stock options described below.

Performance-Based Stock Options

During the second quarter of 2015, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 330,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain CTS employees under the 2014 Plan.  The Performance-Based Option Awards, which have a grant date of May 26, 2015, and an exercise price of $18.37, are subject to the terms of the 2014 Plan.  The Performance-Based Option Awards generally have a term of five years and generally will become exercisable (provided the optionee remains employed by CTS or an affiliate) upon CTS’ attainment of at least $600,000 in revenues during any of CTS’ four-fiscal-quarter trailing periods (as determined by the Committee) during the term.  CTS has not recognized any expense on these Performance-Based Option Awards for the three months ended March 31, 2016, since the revenue target is not deemed likely to be attained, based upon the CTS’ earnings history and current forecast.
Service-Based Restricted Stock Units

Service-based RSUs entitle the holder to receive one share of common stock for each unit when the unit vests.  RSUs are issued to officers, key employees and non-employee directors as compensation.  Generally, the RSUs vest over a three-year period.  RSUs granted to non-employee directors vest one month after the grant date.  Upon grant, each non-employee director elects to either receive the stock associated with the RSU immediately upon vesting, or defer receipt of the stock until his or her retirement from the Board of Directors.  The fair value of the RSUs is equivalent to the trading value of CTS’ common stock on the grant date.

A summary of the status of RSUs granted under the 2004, 2009, and 2014 plans is presented below:

	Three Months Ended
	March 31, 2016
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	471,196	$13.27
Granted	164,922	13.97
Released	(97,298)	14.39
Forfeited	(18,164)	17.69
Outstanding at March 31, 2016	520,656	$13.13
Releasable at March 31, 2016	277,081	$11.30

A summary of the status of RSUs granted under the Director's Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	33,974	$11.75
Granted	—	—
Released	(7,989)	11.75
Forfeited	—	—
Outstanding at March 31, 2016	25,985	$11.75
Releasable at March 31, 2016	25,985	$11.75

Performance-Based Restricted Stock Units

CTS grants performance-based restricted stock unit awards to certain executives. Vesting may occur in the amount of zero percent to 200% of the grant target.  Vesting is subject to certification of the financial results for the last year in the performance period by CTS’ independent auditors. The number of awards vesting is dependent upon CTS’ achievement of either sales growth targets or cash flow targets as defined in the agreements.

The following table summarizes the targeted number of performance-based RSUs granted and actual units awarded as of and for the three months ended March 31, 2016:

	Target	Vesting	Vesting	Units
Grant Date	Units Granted	Year	Dependency	Awarded
February 11, 2013	36,750	2016	Sales growth	58,875
February 11, 2013	31,500	2016	Cash flow	59,819
February 14, 2014	15,071	2017	Sales growth	—
February 14, 2014	12,918	2017	Cash flow	—
February 13, 2015	24,150	2018	Sales growth	—
February 13, 2015	20,700	2018	Cash flow	—
February 16, 2016	34,528	2019	Sales growth	—
February 16, 2016	29,595	2019	Cash flow	—

Market-Based Restricted Stock Units

CTS grants market-based restricted stock unit awards to certain executives and key employees. Vesting may occur in the amount of zero percent to 200% of the grant target.  Vesting is subject to certification of the financial results for the last year of the target range by CTS’ independent auditors.  The number of awards vesting is determined using a matrix based on a percentile ranking of CTS' total stockholder return with a peer group total shareholder return over the three-year period comprising the performance period. Vesting is tied exclusively to CTS' total stockholder return relative to peer group companies’ total stockholder return rates during the performance period.
The following table summarizes the targeted number of market-based RSUs granted and actual units awarded as of and for the three months ended March 31, 2016:

			Number of
	Target	Vesting	Peer Group	Units
Grant Date	Units Granted	Year	Companies	Awarded
February 11, 2013	36,750	2016	20	61,466
February 11, 2013	32,500	2016	20	54,357
February 14, 2014	15,071	2017	15	—
February 13, 2015	24,150	2018	23	—
February 16, 2016	34,528	2019	17	—

NOTE 15 — Fair Value Measurements

CTS uses interest rate swaps to convert our line of credit’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.  The table below summarizes CTS’ financial assets (liabilities) that were measured at fair value at March 31, 2016, and the realized gain (loss) recorded during the three month period ended March 31, 2016:

		Quoted
		Prices
		in Active	Significant		Realized
	Carrying	Markets for	Other	Significant	Gain (Loss) for
	Value at	Identical	Observable	Unobservable	Three Months Ended
	March 31,	Instruments	Inputs	Inputs	March 31,
	2016	(Level 1)	(Level 2)	(Level 3)	2016
Interest rate swaps	$(674)	$—	$(674)	$—	$233
Foreign currency hedges	$379	$—	$379	$—	$(2)

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2015, and the loss recorded during the year ended December 31, 2015:

		Quoted
		Prices
		in Active	Significant		Realized
	Carrying	Markets for	Other	Significant	Gain (Loss) for
	Value at	Identical	Observable	Unobservable	Year Ended
	December 31,	Instruments	Inputs	Inputs	December 31,
	2015	(Level 1)	(Level 2)	(Level 3)	2015
Interest rate swaps	$(768)	$—	$(768)	$—	$(768)

The fair value of our interest rate swaps and foreign currency hedges were measured using standard valuation models using market-based observable inputs over the contractual terms, including forward yield curves, among others. There is a readily determinable market for these derivative instruments, but that market is not active and therefore they are classified within level 2 of the fair value hierarchy.
The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
	Rate Swaps	Hedges
Balance at January 1, 2015	$(1,020)	$—
Total gains (losses) for the period:
Included in earnings	768	—
Included in other comprehensive income	(516)	—
Balance at December 31, 2015	$(768)	$—
Total gains (losses) for the period:
Included in earnings	233	(2)
Included in other comprehensive income	(139)	381
Balance at March 31, 2016	$(674)	$379

CTS' long-term debt consists of the Revolving Credit Facility which is recorded at its carrying value. There is a readily determinable market for CTS' long-term debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our long-term debt under the Revolving Credit Facility.

NOTE 16 — Income Taxes
The effective tax rates for the first quarter 2016 and 2015 are as follows:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Effective tax rate	34.3%	30.2%

CTS' effective income tax rate for the first quarter of 2016 was 34.3%, which reflects the change in the mix of earnings by jurisdiction and the impact of discrete items.

CTS' effective income tax rate was 30.2% in the first quarter of 2015. The increase in the rate is primarily attributable to recording tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China. This is partially offset by a change in treatment of non-U.S. taxes paid as a credit against income tax rather than a deduction. CTS began recording tax expense for withholding taxes in China in the fourth quarter of 2015 and expects to continue this practice going forward.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three months ended March 31, 2016, and March 29, 2015, CTS accrued $184 and $0 of interest or penalties in income tax expense.

Note 17 - Business Combinations

On March 11, 2016, CTS acquired all of the outstanding membership interests in CTG Advanced Materials, LLC (“CTG-AM”), a privately-held company, for $73 million in cash plus or minus a working capital adjustment. CTG-AM, formerly operated as H.C. Materials, is the market leading designer and manufacturer of single crystal piezoelectric materials, serving major original equipment manufacturers throughout the medical marketplace. These materials enable high definition ultrasound imaging (3D and 4D), as well as intravascular ultrasound applications. Other applications for these materials include wireless pacemakers, implantable hearing aids, and defense technologies.

With the CTG-AM acquisition, CTS gains intellectual property and proprietary manufacturing methods that expand its offering of piezoelectric materials. This allows CTS to become the leading large-scale commercial producer of both single crystal materials and traditional piezoelectric ceramics.
The purchase price of $72,830, net of cash acquired of $4, has been preliminarily allocated to the fair values of assets and liabilities acquired as of March 11, 2016. The allocation of purchase price is preliminary pending the completion of the appraisals of property, plant, and equipment, the valuation of intangible assets, and finalization of management's estimates regarding certain assets acquired. The final purchase price allocation may result in a materially different allocation than that recorded as of March 31, 2016.
The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Estimated Fair Values at March 11, 2016
Current assets	$4,290
Property, plant and equipment	6,061
Other assets	37
Goodwill and intangible assets	63,110
Fair value of assets acquired	73,498
Less fair value of liabilities acquired	(668)
Net cash paid	$72,830
Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion into markets within our existing business, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.
CTS incurred $804 in transaction related costs during the quarter ended March 31, 2016. These costs are included in selling. general, and administrative costs in our condensed consolidated statement of earnings.

Results of operations for CTG -AM are included in our consolidated condensed financial statements beginning on March 11, 2016. The amount of net sales and net loss from CTG-AM since the acquisition date that have been included in the condensed consolidated statements of earnings are as follows:

For the period March 11, 2016 through March 31, 2016
Net sales	$758
Net loss	$(64)
Supplemental Pro Forma Information
The unaudited pro forma amounts below include CTG-AM's revenues and earnings that would have been included in our consolidated condensed statement of earnings had the acquisition date been January 1, 2015.

	Three Months Ended
	March 31,	March 29,
	2016	2015
Net sales	$99,017	$101,601
Net earnings	$7,766	$6,718

Earnings per share:
Basic	$0.24	$0.20
Diluted	$0.24	$0.20

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect additional interest expense on debt used to fund the acquisition, and to record the tax consequences of the pro forma adjustments. Included in the pro forma results are nonrecurring expenses for transaction costs of $804 and additional cost of goods sold of $401 for inventory recognized at fair value as a result of acquisition-related adjustments.

NOTE 18 — Recent Accounting Pronouncements
ASU 2016-9 "Compensation-Stock Compensation (Topic 718): Improvement to Employee Share Based Payment Accounting"
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is permitted. An entity that elects early adoption of the amendment under this ASU must adopt all aspects of the amendment in the same period. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
ASU 2016-5 "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships"
In March 2016, the FASB issued ASU No. 2016-5 "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships". This amendment clarifies that a change in the counterparty to a derivative instrument does not on its own require dedesignation of the hedging instrument under Topic 815, provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. This update can be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. This update is not expected to have an impact to our financial statements.

ASU 2016-2 "Leases (Topic 842)"
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)". This amendment created a new Topic under the accounting standards codification to account for the provisions of the ASU. This amendment is meant to provide transparency and to improve comparability between entities. The ASU requires companies to record an asset and liability to the balance sheet for leases that were formerly designated as operating leases as well as leases designated as financing leases. The provisions of the ASU predominately change the recognition of leases for lessees, the provisions do not substantially change the accounting for lessors. This ASU will supersede the provisions of Topic 840 Leases.
The liability recorded for a lease is meant to recognize the lease payments and the asset as a right to use the underlying asset for the lease, including optional periods if it is reasonably certain the option will be exercised. Recording of the liability should be based on the present value of the lease payments. If a lease term is less than twelve month, a company is allowed to elect not to record the asset and liability. Expense related to these leases are to be amortized straight-line over the term of the lease.
Additionally, the provisions of this ASU provide additional guidance on separating lease terms from maintenance and other type of provisions that provide a good or service, accounting for sale-leaseback provisions, and leveraged leases.
Reporting in the cash flow statement remains virtually unchanged as the lease payments will continue to be recognized within financing activities and the change in interest within operating activities. Reporting for operating leases remain within operating activities. Additional qualitative and quantitative disclosures are required.
These updates are required to be applied under a modified retrospective approach from the beginning of the earlier period presented. The modified approach provides optional practical expedients that may be elected, which will allow companies to continue to account for leases under the previous guidance for leases that commenced prior to the effective date.
The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those periods. Early adoption is allowed. The provisions of this guidance are still being evaluated and the impact on CTS' financial statements has not yet been determined.
ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”
In November 2015, FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendment requires Company's to begin classifying all deferred income taxes as non-current. The provisions are expected to simplify the presentation of deferred income taxes and align the presentation of deferred income taxes with the International Financial Reporting Standards ("IFRS"). The amendments in this update are effective for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The update can be applied prospectively or retrospectively.
The Company early adopted the above guidance on January 1, 2016 and elected to retrospectively apply its provisions. This resulted in reclassification of the amounts in our December 31, 2015 Consolidated Balance Sheet as shown in Note 1 - Basis of Presentation.
ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments of Inventory". The amendments clarify that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect of changes in depreciation, amortization, or other income as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. This amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item, as if the provisional adjustments had been recognized as of the acquisition date. This ASU became effective for CTS on January 1, 2016 and its provisions did not have an impact on our financial statements.
ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)"
In August 2015, the FASB issued ASU 2015-14, "Accounting for Revenue from Contracts with Customers (Topic 606)". The amended guidance deferred the effective date of the ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" to annual periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016, and interim periods within that annual period. The impact of ASU 2014-9 on our financial statements has not yet been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
(in thousands, except percentages and per share amounts)

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
CTS Corporation (“CTS”, “we”, “our” or “us”) is a global manufacturer of electronic components and sensors used primarily in the automotive, communications, defense and aerospace, medical, industrial and computer markets.
Results of Operations: First Quarter 2016 versus First Quarter 2015

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2016, and March 29, 2015:

	Three Months Ended			Percent of	Percent of
	March 31,	March 29,	Percent	Net Sales –	Net Sales –
	2016	2015	Change	2016	2015
Net sales	$96,705	$98,311	(1.6)	100.0	100.0
Cost of goods sold(1)	63,237	66,175	(4.4)	65.4	67.3
Gross margin	33,468	32,136	4.1	34.6	32.7

Selling, general and administrative expenses	14,872	15,711	(5.3)	15.4	16.0
Research and development expenses	6,163	5,199	18.5	6.4	5.3
Restructuring and impairment charges	—	738	(100.0)	—	0.7
Total operating expenses	21,035	21,648	(2.8)	21.8	22.0
Operating earnings	12,433	10,488	18.5	12.9	10.7
Total other expense	(468)	(1,484)	(68.5)	(0.5)	(1.5)
Earnings before income taxes	11,965	9,004	32.9	12.4	9.2
Income tax expense	4,102	2,717	51.0	4.2	2.8
Net earnings	$7,863	$6,287	25.1	8.2	6.4
Earnings per share:
Diluted net earnings per share	$0.24	$0.19
(1) Cost of goods sold includes restructuring related charges of $0 in 2016 and $75 in 2015.

Sales of $96,705 in the first quarter of 2016 decreased $1,606 or 1.6% from the first quarter of 2015. Sales to automotive markets increased $600 due to higher volumes which were partially offset by unfavorable foreign exchange impact.  Other sales declined $2,206 due to lower demand for electronic components in certain end markets.  Changes in foreign exchange rates caused $699 of the total sales decrease, driven by the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 34.6% in the first quarter of 2016 compared to 32.7% in the first quarter of 2015. The increase in gross margin resulted from cost savings from continued efficiency gains, material and labor productivity projects, and savings from restructuring projects. In addition, foreign exchange rates had a favorable impact on manufacturing costs as the U.S. Dollar appreciated against various local currencies in countries in which we have manufacturing operations.
Selling, general and administrative expenses were $14,872 or 15.4% of sales in the first quarter of 2016 versus $15,711 or 16.0% of sales in the comparable quarter of 2015. The decrease was attributable primarily to restructuring actions, cost containment efforts, and the timing of certain expenses.

Research and development expenses were $6,163 or 6.4% of sales in the first quarter of 2016 compared to $5,199 or 5.3% of sales in the comparable quarter of 2015. The increase was related to continued investment in new products to drive organic growth. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
Restructuring and impairment charges were $0 in the first quarter 2016 compared to $738 or 0.7% of sales in the first quarter of 2015. The 2015 charges consist primarily of accruals for severance costs related to the consolidation of CTS' Canadian operation in Streetsville, Ontario into other CTS facilities.
Operating earnings were $12,433 or 12.9% of sales in the first quarter of 2016 compared to earnings of $10,488 or 10.7% of sales in the comparable quarter of 2015 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Interest expense	$(820)	$(588)
Interest income	547	788
Other expense, net	(195)	(1,684)
Total other expense	$(468)	$(1,484)
Interest expense increased in the first quarter of 2016 versus the first quarter of 2015 as a result of higher borrowings related to the CTG - Advanced Materials acquisition and a higher interest rate in 2016.  Interest income decreased due to lower cash balances and lower interest rates in China.  Other expense in the first quarter of 2016 was driven by unfavorable foreign currency losses, primarily due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi. Other expense in the first quarter of 2015 was driven by foreign currency translation losses, primarily due to the appreciation of the U.S. Dollar compared to the Euro.

	Three Months Ended
	March 31,	March 29,
	2016	2015
Effective tax rate	34.3%	30.2%

The effective income tax rate for the first quarter of 2016 was 34.3%, which reflects the change in the mix of earnings by jurisdiction as well as the impact of discrete items.  The effective income tax rate was 30.2% in the first quarter of 2015. The increase in the rate is primarily attributable to recording tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China. This is partially offset by a change in treatment of non-U.S. taxes paid as a credit against income tax rather than a deduction. CTS began recording tax expense for withholding taxes in China in the fourth quarter of 2015 and expects to continue this practice going forward.

Liquidity and Capital Resources

Cash and cash equivalents were $130,964 at March 31, 2016 and $156,928 at December 31, 2015, of which $129,997 and $156,310, respectively, were held outside the United States. The decrease in cash and cash equivalents of $25,964 was primarily driven by cash used in investing activities of $75,704, which included a payment for a business acquisition in the amount of $72,830 and capital expenditures of $2,877, offset by net borrowings on our credit facility of $50,600 and cash generated from operations of $353. Total debt as of March 31, 2016, was $141,300 and at December 31, 2015, was $90,700. Total debt as a percentage of total capitalization, defined as the sum of long-term debt as a percentage of total debt and shareholders' equity, was 32.9% at March 31, 2016, compared to 24.4% at December 31, 2015.

Working capital decreased by $16,213 during the quarter ended March 31, 2016, primarily due to the aforementioned decrease in cash and cash equivalents partially offset by a $10,222 increase in accounts receivable.

Cash Flows from Operating Activities
Net cash provided by operating activities was $353 during the first three months of 2016. Components of net cash provided by operating activities included net earnings of $7,863, depreciation and amortization expense of $4,021, amortization of retirement benefit adjustments of $(427), and equity-based compensation of $282, offset by net changes in assets and liabilities of $10,316 and other non-cash items such as prepaid pension assets, deferred incomes taxes, and losses on sales of fixed assets totaling $1,070.
Cash Flows from Investing Activities
Net cash used in investing activities for the first three months of 2016 was $75,704, which includes a payment for a business acquisition of $72,830, net of cash acquired, and $2,877 for capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities for the first three months of 2016 was $49,993. These cash inflows were the result of net borrowings under our credit facility totaling $50,600 and windfall tax benefits from equity awards of $696, offset by dividend payments of $1,303.
Capital Resources
On August 10, 2015, CTS entered into a five-year credit agreement with a group of banks (“Revolving Credit Facility”) in order to support CTS’ working capital needs and other general corporate purposes.  The Revolving Credit Facility provides for a credit line of $200,000 which may be increased by $100,000 at the request of CTS, subject to the Administrative Agent’s approval.  This Revolving Credit Facility replaces the prior unsecured credit facility.  Borrowings of $93,000 under the previous credit agreement were refinanced under the Revolving Credit Facility and the previous credit agreement was terminated as of August 10, 2015.

Long‑term debt was comprised of the following:

	As of
	March 31,	December 31,
	2016	2015
Revolving credit facility due in 2020	$141,300	$90,700
Weighted average interest rate	1.8%	1.5%
Amount available	$56,385	$106,985
Total credit facility	$200,000	$200,000
Standby letters of credit	$2,315	$2,315
Commitment fee percentage per annum	0.30%	0.25%

The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. CTS was in compliance with all debt covenants at March 31, 2016.
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
Generally, CTS' practice and intention is to reinvest the earnings of its non-U.S. subsidiaries outside the U.S. However, CTS determined during 2015 that as a result of changes in the business, the foreign earnings of its subsidiaries in Canada and the U.K. were no longer permanently reinvested. Therefore, a provision for the expected taxes on repatriation of those earnings was recorded at that time. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of the then available tax credits, resulting in no significant net cash taxes being incurred. CTS does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested.
We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our Revolving Credit Facility. We believe that cash flows from operating activities and available borrowings under our Revolving Credit Facility will be adequate to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months. However, we may choose to pursue additional equity and debt financing to provide additional liquidity or to fund acquisitions.
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
We reserve for estimated credit losses based on historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves have been approximately 0.2% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.
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
If CTS believes that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using two valuation methods: "Income Approach — Discounted Cash Flow Method" and "Market Approach — Guideline Public Company Method". The approach defined below is based upon our last impairment test conducted as of October 1, 2015.
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
There have not been any significant changes to our impairment testing methodology other than updates to the assumptions to reflect the current market environment. As discussed above, key assumptions used in the first step of the goodwill impairment test were determined by management utilizing CTS' internal operating plan. The key assumptions utilized include forecasted growth rates for revenues and operating expenses as well as a discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of a risk premium relevant to the business segment. CTS will monitor future results and will perform a test if indicators trigger an impairment review.
We test the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2015, and there have been no further indicators of goodwill impairment since that time.
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
Significant Customers
Our net sales to customers representing at least 10% of total net sales were as follows:

	Three Months Ended
	March 31,	March 29,
	2016	2015
Honda Motor Co.	11.7%	9.5%
Toyota Motor Corporation	10.7%	8.4%
Cummins Inc.	10.4%	8.4%

Forward‑Looking Statements
This document contains statements that are, or may be deemed to be, forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward‑looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward‑looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward‑looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters as well as any product liability claims; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these and other risks and uncertainties are discussed in further detail in Item 1A. of CTS' Annual Report on Form 10‑K for the fiscal year ended December 31, 2015. We undertake no obligation to publicly update our forward‑looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since December 31, 2015.

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Not applicable

Item 1.  Legal Proceedings
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
Item 1A.  Risk Factors
There have been no significant changes to our risk factors since December 31, 2015.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2015, CTS announced that its Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration. As shown in the following table, there were no stock repurchases during the quarter ended March 31, 2016.

			(c)
			Total Number	(d)
	(a)		of Shares	Maximum Dollar Value
	Total Number of	(b)	Purchased as	of Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(2)

Balance at December 31, 2015				$17,554
January 1, 2016 - March 31, 2016	—	—	—	$17,554
Total	—	—	—	$17,554

Item 6.  Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Luis F. Machado	/s/ Ashish Agrawal
Luis F. Machado Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: May 3, 2016	Dated: May 3, 2016