Form 10-Q
period 2016-06-30
CTS CORP
filed 2016-07-29
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File Number: 1-4639

CTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2375 Cabot Drive, Lisle, IL	60532
(Address of principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code: 630-577-8800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2016: 32,758,961.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Net sales	$98,693	$100,071	$195,398	$198,382
Cost of goods sold	64,236	66,698	127,472	132,873
Gross Margin	34,457	33,373	67,926	65,509
Selling, general and administrative expenses	15,764	15,224	30,411	30,935
Research and development expenses	5,967	5,487	12,130	10,686
Restructuring and impairment charges	206	2,118	206	2,856
(Gain) loss on sale of assets	(11,577)	2	(11,351)	(1)
Operating earnings	24,097	10,542	36,530	21,033
Other (expense) income:
Interest expense	(1,009)	(653)	(1,829)	(1,241)
Interest income	331	853	879	1,641
Other (expense) income	(1,240)	117	(1,436)	(1,570)
Total other (expense) income	(1,918)	317	(2,386)	(1,170)
Earnings before income taxes	22,179	10,859	34,144	19,863
Income tax expense (benefit)	7,692	(8,221)	11,794	(5,504)
Net earnings	$14,487	$19,080	$22,350	$25,367
Earnings per share:
Basic	$0.44	$0.58	$0.68	$0.76
Diluted	$0.44	$0.57	$0.67	$0.75

Basic weighted – average common shares outstanding:	32,759	33,080	32,695	33,243
Effect of dilutive securities	466	471	485	497
Diluted weighted – average common shares outstanding	33,225	33,551	33,180	33,740

Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Net earnings	$14,487	$19,080	$22,350	$25,367
Other comprehensive income (loss):
Changes in fair market value of hedges, net of tax	(67)	69	227	(17)
Changes in unrealized pension cost, net of tax	947	705	1,855	1,962
Cumulative translation adjustment, net of tax	(317)	1,491	(726)	388
Other comprehensive income	$563	$2,265	$1,356	$2,333
Comprehensive income	$15,050	$21,345	$23,706	$27,700

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$119,912	$156,928
Accounts receivable, net	62,125	54,563
Inventories, net	25,978	24,600
Other current assets	12,457	9,863
Total current assets	220,472	245,954
Property, plant and equipment, net	76,973	69,872
Other Assets
Prepaid pension asset	37,712	33,779
Goodwill	61,744	33,865
Other intangible assets, net	67,567	34,758
Deferred income taxes	54,212	63,809
Other	1,154	1,336
Total other assets	222,389	167,547
Total Assets	$519,834	$483,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$41,679	$40,299
Accrued payroll and benefits	8,501	7,147
Accrued liabilities	46,915	47,174
Total current liabilities	97,095	94,620
Long-term debt	110,800	90,700
Post retirement obligations	7,105	7,230
Other long-term obligations	2,200	9,169
Total Liabilities	217,200	201,719
Shareholders’ Equity
Common stock	302,146	300,909
Additional contributed capital	39,824	41,166
Retained earnings	401,569	381,840
Accumulated other comprehensive loss	(97,649)	(99,005)
Total shareholders’ equity before treasury stock	645,890	624,910
Treasury stock	(343,256)	(343,256)
Total shareholders’ equity	302,634	281,654
Total Liabilities and Shareholders’ Equity	$519,834	$483,373
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Six Months Ended
	June 30,	June 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,350	$25,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,925	8,093
Pension and other post-retirement plan (income) expense	(794)	3,297
Equity-based compensation	967	2,362
Restructuring charges	206	2,856
Prepaid pension assets	—	(4,422)
Deferred income taxes	2,877	—
(Gain) loss on sales of fixed assets	(11,351)	(1)
(Gain) loss on foreign currency hedges	(3)	—
Proceeds from settlement of foreign currency hedges	46	—
Changes in assets and liabilities:
Accounts receivable	(5,805)	(6,628)
Inventories	842	(2,914)
Other assets	(2,115)	(409)
Accounts payable	169	1,556
Accrued payroll and benefits	876	(704)
Accrued expenses	(2,594)	(2,588)
Income taxes payable	800	1,210
Other liabilities	(1,466)	(11,581)
Pension and other post-retirement plans	(175)	—
Net cash provided by operating activities	13,755	15,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,483)	(3,905)
Proceeds from sale of assets	12,237	3
Payment for acquisition, net of cash acquired	(73,063)	—
Net cash used in investing activities	(68,309)	(3,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,462,100)	(562,300)
Proceeds from borrowings of long-term debt	1,482,200	576,000
Purchase of treasury stock	—	(11,369)
Dividends paid	(2,612)	(2,668)
Windfall tax benefits from equity awards	696	147
Proceeds from exercise of stock options	—	64
Net cash provided by (used in) financing activities	18,184	(126)
Effect of exchange rate changes on cash and cash equivalents	(646)	817
Net (decrease) increase in cash and cash equivalents	(37,016)	12,283
Cash and cash equivalents at beginning of period	156,928	134,508
Cash and cash equivalents at end of period	$119,912	$146,791
Supplemental cash flow information:
Cash paid for interest	$1,547	$1,046
Cash paid for income taxes, net	$8,703	$4,248

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
June 30, 2016

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

Reclassifications

Certain prior period reclassifications have been made in the Condensed Consolidated Balance Sheet as a result of including our other post-retirement benefit plan liabilities in Post-retirement obligations as well as the retrospective application of a new accounting pronouncement upon the adoption of ASU 2015-17 (see Note 18 - Recent Accounting Pronouncements for additional details). The chart below quantifies the effects of these reclassification adjustments on our December 31, 2015, financial statements:

	At December 31, 2015
Consolidated Balance Sheet Line Item	As previously reported	Reclassification adjustment	As currently reported
Other current assets	$15,888	$(6,025)	$9,863
Deferred income taxes	$58,544	$5,265	$63,809
Accrued liabilities	$(53,905)	$6,731	$(47,174)
Post-retirement obligations	$(2,703)	$(4,527)	$(7,230)
Other long-term obligations	$(7,725)	$(1,444)	$(9,169)

NOTE 2 – Accounts Receivable
The components of accounts receivable are as follows:

	As of
	June 30,	December 31,
	2016	2015
Accounts receivable, gross	$62,297	$54,696
Less: Allowance for doubtful accounts	(172)	(133)
Accounts receivable, net	$62,125	$54,563

NOTE 3 – Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2016	2015
Finished goods	$5,881	$6,972
Work-in-process	8,501	6,828
Raw materials	17,856	16,991
Less: Inventory reserves	(6,260)	(6,191)
Inventories, net	$25,978	$24,600

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	June 30,	December 31,
	2016	2015
Land	$2,330	$2,401
Buildings and improvements	63,053	65,731
Machinery and equipment	203,637	191,212
Less: Accumulated depreciation	(192,047)	(189,472)
Property, plant and equipment, net	$76,973	$69,872

NOTE 5 – Retirement Plans

Pension Plans

Net pension income for our domestic and foreign plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Net pension income	$(402)	$(530)	$(794)	$(1,059)

The components of net pension (income) expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Service cost	$22	$42	$13	$16
Interest cost	2,756	2,815	11	124
Expected return on plan assets (1)	(4,744)	(5,068)	7	(134)
Amortization of loss	1,498	1,585	35	90
(Income) expense, net	$(468)	$(626)	$66	$96

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Six Months Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015
Service cost	$44	$86	$25	$33
Interest cost	5,512	5,629	22	247
Expected return on plan assets (1)	(9,488)	(10,136)	14	(267)
Amortization of loss	2,996	3,169	69	180
Other cost due to retirement	12	—	—	—
(Income) expense, net	$(924)	$(1,252)	$130	$193

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Other post-retirement benefit plan
Service cost	$1	$1	$2	$2
Interest cost	52	51	104	102
Amortization of gain	(37)	(25)	(75)	(50)
Post-retirement expense	$16	$27	$31	$54

NOTE 6 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$63,386	$(28,643)	$34,743
Patents	10,319	(10,319)	—
Technology and other intangibles	36,715	(6,091)	30,624
In process research and development	2,200	—	2,200
Other intangible assets, net	$112,620	$(45,053)	$67,567

Amortization expense for the three months ended June 30, 2016		$1,522

Amortization expense for the six months ended June 30, 2016		$2,617

	As of
	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(27,101)	$24,703
Patents	10,319	(10,319)	—
Technology and other intangibles	12,871	(5,016)	7,855
In process research and development	2,200	—	2,200
Other intangible assets, net	$77,194	$(42,436)	$34,758

Amortization expense for the three months ended June 28, 2015		$984

Amortization expense for the six months ended June 28, 2015		$1,957

Amortization expense remaining for other intangible assets is as follows:

Amortization expense
2016	$2,933
2017	5,693
2018	5,573
2019	5,564
2020	5,564
Thereafter	42,240
Total amortization expense	$67,567

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as follows: restructuring related charges are recorded as a component of Cost of Goods Sold, and restructuring and impairment charges are reported on a separate line and included in Operating Earnings.

Total restructuring, impairment and restructuring related charges were as follows:

	Three Months Ended
	June 30, 2016	June 28, 2015
Restructuring-related charges	$—	$217
Restructuring and impairment charges	206	2,118
Total restructuring, impairment, and restructuring-related charges	$206	$2,335

	Six Months Ended
	June 30, 2016	June 28, 2015
Restructuring-related charges	$—	$292
Restructuring and impairment charges	206	2,856
Total restructuring, impairment, and restructuring-related charges	$206	$3,148

In June 2016, CTS announced plans to restructure operations by phasing out production at the Elkhart facility by mid-2018 and transitioning it into a research and development center supporting CTS' global operations ("June 2016 Plan"). Additional organizational changes will also occur in various other locations. The cost of the plan is preliminarily expected to range between $16,000 and $18,000, including the severance charges below, however this range may change significantly as we are still in the early stages of estimating the cost of the Plan. The total restructuring liability related to the June 2016 Plan was $196 at June 30, 2016. Additional liabilities related to the June 2016 Plan will be accrued following finalization of cost estimates and notification of our plans to the affected employees following negotiations with employee labor representatives.

Total restructuring and impairment charges under the June 2016 Plan were as follows:

	Three Months Ended
	June 30, 2016	June 28, 2015
Restructuring and impairment charges	206	—

	Six Months Ended
	June 30, 2016	June 28, 2015
Restructuring and impairment charges	206	—

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

These restructuring actions, which were completed during 2015, resulted in the reduction of approximately 120 positions.

The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through June 30, 2016:

		Actual costs
	Planned	incurred through
April 2014 Plan	Costs	June 30, 2016
Inventory write-down	$850	$—
Equipment relocation	1,800	444
Other charges	1,400	113
Restructuring-related charges, included in cost of goods sold	$4,050	$557

Workforce reduction	$4,200	$4,423
Asset impairment charge	—	—
Other charges, including pension termination costs	1,700	3,413
Restructuring and impairment charges	$5,900	$7,836

Total restructuring, impairment and restructuring related charges	$9,950	$8,393

Total restructuring, impairment and restructuring related charges under the April 2014 Plan were as follows:

	Three Months Ended
	June 30, 2016	June 28, 2015
Restructuring-related charges	$—	$217
Restructuring and impairment charges	—	1,516
Total restructuring, impairment, and restructuring related charges	$—	$1,733

	Six Months Ended
	June 30, 2016	June 28, 2015
Restructuring-related charges	$—	$217
Restructuring and impairment charges	—	1,877
Total restructuring, impairment, and restructuring-related charges	$—	$2,094

Total restructuring liability related to the April 2014 Plan was $611 at June 30, 2016.

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

During the fourth quarter of 2014, CTS management revised the June 2013 Plan.  The revision added $4,000 in planned costs.  Settlement of the U.K. pension plan was expected to account for $2,000 of the added cost.  The remaining $2,000 in restructuring and impairment charges were for severance costs and resulted in the reduction of approximately 130 additional positions throughout CTS businesses. The above actions were completed in 2015.

The following table displays the planned restructuring and restructuring-related charges associated with the June 2013 Plan and a summary of the actual costs incurred through June 30, 2016:

		Actual
	Planned	incurred through
June 2013 Plan	Costs	June 30, 2016
Inventory write-down	$800	$1,143
Equipment relocation	900	1,792
Other charges	100	702
Restructuring-related charges, included in cost of goods sold	$1,800	$3,637

Workforce reduction	$10,150	$9,615
Asset impairment charge	3,000	4,139
Other charges, including pension termination costs	7,650	10,205
Restructuring and impairment charges	$20,800	$23,959

Total restructuring and restructuring-related charges	$22,600	$27,596

Under the June 2013 Plan, total restructuring, impairment and restructuring related charges incurred were as follows:

	Three Months Ended
	June 30, 2016	June 28, 2015
Restructuring-related charges	$—	$—
Restructuring and impairment charges	—	602
Total restructuring, impairment, and restructuring-related charges	$—	$602

	Six Months Ended
	June 30, 2016	June 28, 2015
Restructuring-related charges	$—	$75
Restructuring and impairment charges	—	979
Total restructuring, impairment, and restructuring-related charges	$—	$1,054

No remaining liability is recorded for the June 2013 Plan as of June 30, 2016.

The following table displays the restructuring liability activity for all plans for the period ended June 30, 2016:

Combined Plans
Restructuring liability at January 1, 2016	$826
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	206
Cost paid	(265)
Other activity (1)	$40
Restructuring liability at June 30, 2016	$807
(1) Other activity includes asset impairments, write-offs of property, plant and equipment, the effects of currency translation and other charges that do not flow through restructuring expense.

NOTE 8 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	June 30,	December 31,
	2016	2015
Accrued product related costs	$4,873	$5,245
Accrued income taxes	9,655	8,845
Accrued property and other taxes	1,750	1,838
Accrued outside commissions	1,294	97
Accrued professional fees	1,465	704
Accrued building improvement costs	1,709	1,768
Dividends payable	1,310	1,302
Remediation reserves	19,575	20,603
Other accrued liabilities	5,284	6,772
Total accrued liabilities	$46,915	$47,174

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

NOTE 10 - Debt

Long-term debt was comprised of the following:

	As of
	June 30,	December 31,
	2016	2015
Revolving credit facility due in 2020	$110,800	$90,700
Weighted average interest rate	1.9%	1.5%
Amount available	$187,035	$106,985
Total credit facility	$300,000	$200,000
Standby letters of credit	$2,165	$2,315
Commitment fee percentage per annum	0.30%	0.25%

On August 10, 2015, CTS entered into a new five-year credit agreement with a group of banks (“Revolving Credit Facility”) in order to support CTS’ working capital needs and other general corporate purposes.  The Revolving Credit Facility originally provided for a credit line of $200,000. This Revolving Credit Facility replaced a prior unsecured credit facility.  Borrowings under the previous credit agreement were refinanced under the Revolving Credit Facility and the previous credit agreement was terminated on August 10, 2015. On May 23, 2016, CTS requested and received a $100,000 increase in the aggregate revolving credit commitments under its existing credit agreement, which increased the credit line from $200,000 to $300,000.

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

The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  CTS was in compliance with all debt covenants at June 30, 2016.  The Revolving Credit Facility requires that CTS deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the Revolving Credit Facility fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.

CTS has debt issuance costs related to its long-term debt that are being amortized using the straight-line method over the life of the debt. These costs are included in interest expense in our Statement of Earnings. Amortization expense was approximately $32 and $50 for the three months ended June 30, 2016 and June 28, 2015, respectively, and approximately $70 and $100 for the first six months ended June 30, 2016 and June 28, 2015, respectively.

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
Foreign Currency Hedges
In January of 2016, we began using forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value. At least quarterly, we assess the effectiveness of these hedging relationships based on the total change in their fair value using regression analysis. The effective portion of derivative gains and losses are recorded in accumulated other comprehensive loss until the hedged transaction affects earnings upon settlement, at which time they are reclassified to cost of goods sold or net sales. Ineffectiveness is recorded in other income (expense) in our Condensed Consolidated Statement of Earnings. If it becomes probable that an anticipated transaction that is hedged will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive income to other income (expenses).
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2016, we had a net unrealized gain of $77 in accumulated other comprehensive income, which is expected to be reclassified to income within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $10.8 million at June 30, 2016.
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
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive income (loss). The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income (loss) that is expected to be reclassified into earnings within the next twelve months is approximately $480.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2016, are shown in the following table:

	As of
	June 30,	December 31,
	2016	2015
Foreign currency hedges reported in Other current assets	$34	$—
Interest rate swaps reported in Accrued liabilities	$(480)	$(768)
The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20. On a gross basis, there were foreign currency derivative assets of $107 and foreign currency derivative liabilities of $73.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Foreign Exchange Contracts:
Loss recognized in Net Sales	$(84)	$—	$(91)	$—
Gain recognized in Cost of Goods Sold	88	—	88	—
Gain recognized Selling, General and Administrative expense	6	—	10	—
Loss recognized in Other (expenses) income	—	—	(1)	—

Interest Rate Swaps:
Interest Expense	$161	$192	$313	$382
Total	$171	$192	$319	$382

NOTE 12 – Accumulated Other Comprehensive (Loss) Income

Shareholders’ equity includes certain items classified as accumulated other comprehensive (loss) income (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction (losses)/gains for the three and six month periods ended June 30, 2016 were ($1,260) and ($1,491), respectively, and for the three and six month periods ended June 28, 2015 were $125 and ($1,563), respectively, which are included in other income/(expenses) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2016	in OCI	to income	2016
Changes in fair market value of hedges:
Gross	$(295)	$(337)	$229	$(403)
Income tax expense (benefit)	110	127	(86)	151
Net	(185)	(210)	143	(252)

Changes in unrealized pension cost:
Gross	(160,268)	—	1,505	(158,763)
Income tax expense (benefit)	63,818	—	(558)	63,260
Net	(96,450)	—	947	(95,503)

Cumulative translation adjustment:
Gross	(1,685)	(310)	—	(1,995)
Income tax expense (benefit)	108	(7)	—	101
Net	(1,577)	(317)	—	(1,894)
Total accumulated other comprehensive (loss) income	$(98,212)	$(527)	$1,090	$(97,649)

The components of accumulated other comprehensive (loss) income for the three months ended June 28, 2015, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	March 29,	Recognized	from AOCI	June 28,
	2015	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,157)	$(82)	$192	$(1,047)
Income tax expense (benefit)	435	31	(72)	394
Net	(722)	(51)	120	(653)

Changes in unrealized pension cost:
Gross	(167,361)	1,199	—	(166,162)
Income tax expense (benefit)	64,451	(494)	—	63,957
Net	(102,910)	705	—	(102,205)

Cumulative translation adjustment:
Gross	(491)	1,064	—	573
Income tax expense (benefit)	(42)	427	—	385
Net	(533)	1,491	—	958
Total accumulated other comprehensive (loss) income	$(104,165)	$2,145	$120	$(101,900)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2015	in OCI	to income	2016
Changes in fair market value of hedges:
Gross	$(768)	$(95)	$460	$(403)
Income tax expense (benefit)	289	36	(174)	151
Net	(479)	(59)	286	(252)

Changes in unrealized pension cost:
Gross	(161,719)	—	2,956	(158,763)
Income tax expense (benefit)	64,361	—	(1,101)	63,260
Net	(97,358)	—	1,855	(95,503)

Cumulative translation adjustment:
Gross	(1,279)	(716)	—	(1,995)
Income tax expense (benefit)	111	(10)	—	101
Net	(1,168)	(726)	—	(1,894)
Total accumulated other comprehensive (loss) income	$(99,005)	$(785)	$2,141	$(97,649)

The components of accumulated other comprehensive (loss) income for the six months ended June 28, 2015, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	June 28,
	2014	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,020)	$(409)	$382	$(1,047)
Income tax expense (benefit)	384	154	(144)	394
Net	(636)	(255)	238	(653)

Changes in unrealized pension cost:
Gross	(169,291)	3,129	—	(166,162)
Income tax expense (benefit)	65,124	(1,167)	—	63,957
Net	(104,167)	1,962	—	(102,205)

Cumulative translation adjustment:
Gross	245	328	—	573
Income tax expense (benefit)	325	60	—	385
Net	$570	$388	$—	$958
Total accumulated other comprehensive (loss) income	$(104,233)	$2,095	$238	$(101,900)

NOTE 13 – Shareholders’ Equity
Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2016	2015
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,452,983	56,242,499
Shares outstanding	32,758,961	32,548,477
Treasury stock
Shares held	23,694,022	23,694,022

Through June 30, 2016, CTS had purchased 164,852 shares of common stock for an aggregate of $2,893 under a previously board-authorized share repurchase plan. No common stock repurchases were made during the six months ending June 30, 2016. Approximately $17,554 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Six Months Ended
	June 30,	June 28,
	2016	2015
Balance at the beginning of the year	32,548,477	33,392,060
Repurchases	—	(626,882)
Shares issued upon exercise of stock options	—	5,200
Restricted share issuances	210,484	133,353
Balance at the end of the period	32,758,961	32,903,731

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive at June 30, 2016 and June 28, 2015 were 11,600 and 0, respectively.

NOTE 14 - Equity-Based Compensation

At June 30, 2016, CTS had four equity-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”).  Future grants can only be made under the 2014 Plan.

The 2009 Plan, and previously the 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and non-employee members of CTS’ Board of Directors.  In addition, the 2014 Plan, the 2009 Plan and the 2004 Plan allow for grants of stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to equity-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Service-Based RSUs	$436	$400	$948	$949
Performance-Based RSUs	130	251	(25)	771
Market-Based RSUs	119	191	44	642
Total	$685	$842	$967	$2,362
Income tax benefit	$257	$317	$363	$888

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	compensation	Weighted-
	expense at	average
	June 30, 2016	period
Service-Based RSUs	$2,084	1.4 years
Performance-Based RSUs	698	1.5 years
Market-Based RSUs	638	1.4 years
Total	$3,420	1.4 years

CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the maximum number of awards available to be granted under these plans as of June 30, 2016:

	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	1,500,000	3,400,000	6,500,000	N/A
Stock options outstanding	—	—	—	—
Options exercisable	—	—	—	—
Performance-based options outstanding	325,000	—	—	—
Service-based RSUs outstanding	257,371	170,442	78,947	25,985
Performance and market-based RSUs outstanding at 200% of target	351,300	86,120	—	—
RSUs vested and released	48,339	—	—	—
Awards available for grant	517,990	256,562	78,947	25,985
Stock Options

Stock options are exercisable in cumulative annual installments over a maximum 10-year period, commencing at least one year from the date of grant.  Stock options are generally granted with an exercise price equal to the market price of CTS’ stock on the date of grant, vest over four years, and have a 10-year contractual life.  The awards generally contain provisions to either accelerate vesting or allow vesting to continue on schedule upon retirement if certain service and age requirements are met.   The awards also provide for accelerated vesting if there is a change in control event. CTS has no stock options exercisable or outstanding as of June 30, 2016, other than the performance-based stock options described below.

Performance-Based Stock Options

During the second quarters of 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 325,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain CTS employees under the 2014 Plan.  The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by CTS or an affiliate) upon CTS’ attainment of at least $600,000 in revenues during any of CTS’ four-fiscal-quarter trailing periods (as determined by the Committee) during the term.  CTS has not recognized any expense on these Performance-Based Option Awards for the six months ended June 30, 2016, since the revenue target is not deemed likely to be attained based on our current forecast.
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

A summary of the status of RSUs granted under the 2004, 2009, and 2014 plans is presented below:

	Six Months Ended
	June 30, 2016
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	471,196	$13.27
Granted	164,922	13.97
Vested and released	(97,298)	14.39
Forfeited	(32,060)	17.05
Outstanding at June 30, 2016	506,760	$13.13
Releasable at June 30, 2016	277,749	$11.33

A summary of the status of RSUs granted under the Director's Plan is presented below:

	Six Months Ended
	June 30, 2016
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	33,974	$11.75
Granted	—	—
Vested and released	(7,989)	11.75
Forfeited	—	—
Outstanding at June 30, 2016	25,985	$11.75
Releasable at June 30, 2016	25,985	$11.75

Performance and Market-Based Restricted Stock Units

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
The following table summarizes the performance and market-based RSU activity as of and for the six months ended June 30, 2016:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016, at target	249,560	14.59
Granted, at target	108,650	13.56
Attained by performance	97,017	10.48
Vested and released	(234,517)	10.52
Forfeited, at target	(9,000)	17.14
Outstanding at June 30, 2016, at target	211,710	16.58
Maximum potential units outstanding at June 30, 2016	437,420	16.63

NOTE 15 — Fair Value Measurements

CTS uses interest rate swaps to convert our line of credit’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.  The table below summarizes CTS’ financial assets (liabilities) that were measured at fair value at June 30, 2016:

Quoted
Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	June 30,	Instruments	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(480)	$—	$(480)	$—
Foreign currency hedges	$34	$—	$34	$—

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2015:

Quoted
Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(768)	$—	$(768)	$—

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

The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
	Rate Swaps	Hedges
Balance at January 1, 2015	$(1,020)	$—
Realized gains (losses) included in earnings	768	—
Unrealized gains (losses)	(516)	—
Balance at December 31, 2015	$(768)	$—
Realized gains (losses) included in earnings	472	3
Unrealized gains (losses)	(184)	31
Balance at June 30, 2016	$(480)	$34

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

NOTE 16 — Income Taxes
The effective tax rates for the first quarter 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Effective tax rate	34.7%	(75.7)%	34.5%	(27.7)%

CTS' effective income tax rate for was 34.7% and (75.7)% in the second quarter of 2016 and 2015, respectively. The tax rate in the second quarter and first six months of 2016 reflected the change in the mix of earnings by jurisdiction, the impact of discrete items, the company’s decision to no longer permanently reinvest the earnings of its Canadian and U.K. subsidiaries, and tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China. CTS began recording tax expense for withholding taxes in China in the fourth quarter of 2015 and expects to continue this practice going forward. During the second quarter and first six months of 2015, CTS reflected a benefit attributable to filing amended U.S. federal tax returns in order to take credits for foreign taxes paid which was partially offset by a reserve recorded on an uncertain tax position.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three months ended June 30, 2016, and June 28, 2015, CTS accrued $186 and $820 of interest or penalties in income tax expense.

Note 17 - Business Combinations

On March 11, 2016, CTS acquired all of the outstanding membership interests in CTG Advanced Materials, LLC (“CTG-AM”), a privately-held company, for $73 million in cash plus a working capital adjustment. CTG-AM, formerly operated as H.C. Materials, is the market leading designer and manufacturer of single crystal piezoelectric materials, serving major original equipment manufacturers throughout the medical marketplace. These materials enable high definition ultrasound imaging (3D and 4D), as well as intravascular ultrasound applications. Other applications for these materials include wireless pacemakers, implantable hearing aids, and defense technologies.

With the CTG-AM acquisition, CTS gains technology and proprietary manufacturing methods that expand its offering of piezoelectric materials. This allows CTS to become the leading large-scale commercial producer of both single crystal materials and traditional piezoelectric ceramics.
The purchase price of $73,063, net of cash acquired of $4, has been allocated to the fair values of assets and liabilities acquired as of March 11, 2016.
The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Fair Values at March 11, 2016
Current assets	$4,215
Property, plant and equipment	6,173
Other assets	37
Goodwill	27,879
Intangible assets	35,427
Fair value of assets acquired	73,731
Less fair value of liabilities acquired	(668)
Net cash paid	$73,063
Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion into markets within our existing business, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

Intangible Asset Type	Fair Value	Weighted Average Amortization Period (in years)
Developed Technology	$23,730	15.0
Customer Relationships and Contracts	11,502	14.6
Other	195	0.8
Total	$35,427
CTS incurred $804 in transaction related costs during the six months ended June 30, 2016. These costs are included in selling, general, and administrative costs in our Condensed Consolidated Statement of Earnings.
Results of operations for CTG -AM are included in our consolidated condensed financial statements beginning on March 11, 2016. The amount of net sales and net loss from CTG-AM since the acquisition date that have been included in the Condensed Consolidated Statement of Earnings are as follows:

For the period March 11, 2016 through June 30, 2016
Net sales	$3,876
Net loss	$111
Supplemental Pro Forma Information
The unaudited pro forma amounts below include CTG-AM's revenues and earnings that would have been included in our Condensed Consolidated Statement of Earnings had the acquisition date been January 1, 2015.

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Net sales	$98,693	$103,689	$197,710	$205,290
Net earnings	$14,487	$19,640	$22,249	$26,298

Earnings per share:
Basic	$0.44	$0.59	$0.68	$0.79
Diluted	$0.44	$0.59	$0.67	$0.78

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect additional interest expense on debt used to fund the acquisition, and to record the tax consequences of the pro forma adjustments. Included in the pro forma results are nonrecurring expenses for transaction costs of $0 and $804 and additional cost of goods sold of $750 and $1,151 for the three and six month periods ended June 30, 2016 for inventory recognized at fair value as a result of acquisition-related adjustments.

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

ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)"
In August 2015, the FASB issued ASU 2015-14, "Accounting for Revenue from Contracts with Customers (Topic 606)". The amended guidance deferred the effective date of the ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" to annual periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016, and interim periods within that annual period. In addition, in April 2016 the FASB issued ASU 2016-10 "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)", which amends the revenue guidance on identifying performance obligations and accounting for intellectual property licenses. In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (Topic 606)", which provides additional guidance in assessing whether a transaction meets the definition of revenue, in narrowed circumstances during the transition to ASU 2014-09 and subsequent to implementation. This update can either be applied under either a cumulative effect or retrospective method. ASU 2016-10 and ASU 2016-12 must be adopted concurrently with ASU 2014-09. The impact of ASU 2014-9 on our financial statements has not yet been determined.

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
Overview
CTS Corporation (“CTS”, “we”, “our” or “us”) is a leading designer and manufacturer of products that Sense, Connect and Move. CTS manufactures sensors, actuators and electronic components in North America, Europe and Asia, and supplies these products to OEMs in the aerospace, communications, defense, industrial, information technology, medical and transportation markets.
Results of Operations: Second Quarter 2016 versus Second Quarter 2015

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2016, and June 28, 2015:

	Three Months Ended			Percent of	Percent of
	June 30,	June 28,	Percent	Net Sales –	Net Sales –
	2016	2015	Change	2016	2015
Net sales	$98,693	$100,071	(1.4)	100.0	100.0
Cost of goods sold(1)	64,236	66,698	(3.7)	65.1	66.7
Gross margin	34,457	33,373	3.2	34.9	33.3
Selling, general and administrative expenses	15,764	15,224	3.5	16.0	15.2
Research and development expenses	5,967	5,487	8.7	6.0	5.5
Restructuring and impairment charges	206	2,118	(90.3)	0.2	2.1
(Gain) loss on sale of assets	(11,577)	2	(578,950.0)	(11.7)	—
Total operating expenses	10,360	22,831	(54.6)	10.5	22.8
Operating earnings	24,097	10,542	128.6	24.4	10.5
Total other (expense) income	(1,918)	317	(705.0)	(1.9)	0.3
Earnings before income taxes	22,179	10,859	104.2	22.5	10.8
Income tax expense (benefit)	7,692	(8,221)	(193.6)	7.8	(8.2)
Net earnings	$14,487	$19,080	(24.1)	14.7	19.0
Earnings per share:
Diluted net earnings per share	$0.44	$0.57
(1) Cost of goods sold includes restructuring related charges of $0 in 2016 and $75 in 2015.

Sales of $98,693 in the second quarter of 2016 decreased $1,378 or (1.4)% from the second quarter of 2015. Sales to automotive markets decreased $2,061 due to lower volumes and unfavorable foreign exchange impact.  Other sales increased $683 due to the addition of sales from the single crystal acquisition which was partially offset by lower demand for electronic components in certain end markets.  Changes in foreign exchange rates caused $398 of the total sales decrease, driven by the U.S. Dollar appreciating compared to the Chinese Renminbi and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 34.9% in the second quarter of 2016 compared to 33.3% in the second quarter of 2015. The increase in gross margin resulted from cost savings from continued efficiency gains, material and labor productivity projects, savings from restructuring projects and the addition of sales from the single crystal acquisition. In addition, foreign exchange rates had a favorable impact on manufacturing costs as the U.S. Dollar appreciated against various local currencies in countries in which we have manufacturing operations.
Selling, general and administrative expenses were $15,764 or 16.0% of sales in the second quarter of 2016 versus $15,224 or 15.2% of sales in the comparable quarter of 2015. The increase is primarily attributable to added costs as a result of the single crystal acquisition, including amortization of intangibles. Selling and marketing expenses were also higher as CTS continues to invest to drive future growth. The increases were partially offset by lower general and administrative expenses in other parts of the business.
Research and development expenses were $5,967 or 6.0% of sales in the second quarter of 2016 compared to $5,487 or 5.5% of sales in the comparable quarter of 2015. The increase was related to continued investment in new products to drive organic growth. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
Restructuring and impairment charges were $206 or 0.2% of sales in the second quarter 2016 compared to $2,118 or 2.1% of sales in the second quarter of 2015. The 2016 charges are for severance costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan announced in June 2016. The 2015 charges consist primarily of accruals for severance costs related to the consolidation of CTS' Canadian operation in Streetsville, Ontario into other CTS facilities.
The gain on sale of assets is driven primarily by the gain on sale of the building in Canada in June 2016.
Operating earnings were $24,097 or 24.4% of sales in the second quarter of 2016 compared to operating earnings of $10,542 or 10.5% of sales in the comparable quarter of 2015 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 28,
	2016	2015
Interest expense	$(1,009)	$(653)
Interest income	331	853
Other (expense) income, net	(1,240)	117
Total other (expense) income	$(1,918)	$317
Interest expense increased in the second quarter of 2016 versus the second quarter of 2015 as a result of higher borrowings related to the single crystal acquisition.  Interest income decreased due to lower cash balances.  Other expense in the second quarter of 2016 is largely the result of foreign currency translation losses, primarily due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi. Other income in the second quarter of 2015 was driven by foreign currency translation gains.

	Three Months Ended
	June 30,	June 28,
	2016	2015
Effective tax rate	34.7%	(75.7)%

CTS' effective income tax rate was 34.7% and (75.7)% in the second quarter of 2016 and 2015, respectively. The tax rate in the second quarter of 2016 reflected the change in the mix of earnings by jurisdiction, the impact of discrete items, the company’s decision to no longer permanently reinvest the earnings of its Canadian and U.K. subsidiaries and tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China. CTS began recording tax expense for withholding taxes in China in the fourth quarter of 2015 and expects to continue this practice going forward. During the second quarter of 2015, CTS reflected a benefit attributable to filing amended U.S. federal tax returns in order to take credits for foreign taxes paid which was partially offset by a reserve recorded on an uncertain tax position.

Results of Operations: Six months ended June 30, 2016 versus Six months ended June 30, 2015

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2016, and June 28, 2015:

	Six Months Ended			Percent of	Percent of
	June 30,	June 28,	Percent	Net Sales –	Net Sales –
	2016	2015	Change	2016	2015
Net sales	$195,398	$198,382	(1.5)	100.0	100.0
Cost of goods sold(1)	127,472	132,873	(4.1)	65.2	67.0
Gross margin	67,926	65,509	3.7	34.8	33.0
Selling, general and administrative expenses	30,411	30,935	(1.7)	15.6	15.6
Research and development expenses	12,130	10,686	13.5	6.2	5.4
Restructuring and impairment charges	206	2,856	(92.8)	0.1	1.4
(Gain) loss on sale of assets	(11,351)	(1)	1,135,000.0	(5.8)	—
Total operating expenses	31,396	44,476	(29.4)	16.1	22.4
Operating earnings	36,530	21,033	73.7	18.7	10.6
Total other (expense) income	(2,386)	(1,170)	103.9	(1.2)	(0.6)
Earnings before income taxes	34,144	19,863	71.9	17.5	10.0
Income tax expense (benefit)	11,794	(5,504)	(314.3)	6.0	(2.8)
Net earnings	$22,350	$25,367	(11.9)	11.4	12.8
Earnings per share:
Diluted net earnings per share	$0.67	$0.75
(1) Cost of goods sold includes restructuring related charges of $0 in 2016 and $75 in 2015.

Sales of $195,398 in the six months ended June 30, 2016 decreased $2,984 or (1.5)% from the six months ended June 28, 2015. Sales to automotive markets decreased $1,461 due to lower volumes and unfavorable foreign exchange impact.  Other sales declined $1,523 due to lower demand for electronic components in certain end markets, which was partially offset by the addition of sales from the single crystal acquisition.  Changes in foreign exchange rates caused $1,097 of the total sales decrease, driven by the U.S. Dollar appreciating compared to the Chinese Renminbi and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 34.8% in the first half of 2016 compared to 33.0% in the first half of 2015. The increase in gross margin resulted from cost savings from continued efficiency gains, material and labor productivity projects, savings from restructuring projects and the addition of sales from the single crystal acquisition. In addition, foreign exchange rates had a favorable impact on manufacturing costs as the U.S. Dollar appreciated against various local currencies in countries in which we have manufacturing operations.
Selling, general and administrative expenses were $30,411 or 15.6% of sales in the six-month period ended June 30, 2016 versus $30,935 or 15.6% of sales in the comparable year-to-date period in 2015. Expenses in 2016 include added costs as a result of the single crystal acquisition, including amortization of intangibles. Selling and marketing expenses were higher as CTS continues to invest to drive future growth. The increases were offset by lower general and administrative expenses in other parts of the business.
Research and development expenses were $12,130 or 6.2% of sales in the six months ended June 30, 2016 compared to $10,686 or 5.4% of sales in the comparable prior year period. The increase was related to continued investment in new products to drive organic growth. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
Restructuring and impairment charges were $206 or 0.1% of sales in the first half of 2016 compared to $2,856 or 1.4% of sales in the first half of 2015. The 2016 charges are for severance costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan announced in June 2016. The 2015 charges consist primarily of accruals for severance costs related to the consolidation of CTS' Canadian operation in Streetsville, Ontario into other CTS facilities. The information as set forth under Note 7, Costs Associated with Exit and Restructuring Activities, in the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
The gain on sale of assets is driven primarily by the gain on sale of the building in Canada in June 2016.

Operating earnings were $36,530 or 18.7% of sales in the six months ended June 30, 2016 compared to operating earnings of $21,033 or 10.6% of sales in the six months ended June 28, 2015 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 28,
	2016	2015
Interest expense	$(1,829)	$(1,241)
Interest income	879	1,641
Other expense, net	(1,436)	(1,570)
Total other expense	$(2,386)	$(1,170)
Interest expense increased in the first half of 2016 versus the first half of 2015 as a result of higher borrowings related primarily to the single crystal acquisition.  Interest income decreased due to lower cash balances.  Other expense in the first half of 2016 is largely the result of foreign currency translation losses, primarily due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi. Other expense in the second half of 2015 was also driven by foreign currency translation losses, primarily due to the appreciation of the U.S. Dollar compared to the Euro.

	Six Months Ended
	June 30,	June 28,
	2016	2015
Effective tax rate	34.5%	(27.7)%

CTS' effective income tax rate was 34.5% and (27.7)% in the first six months of 2016 and 2015, respectively. The tax rate in the first six months of 2016 reflected the change in the mix of earnings by jurisdiction, the impact of discrete items, the company’s decision to no longer permanently reinvest the earnings of its Canadian and U.K. subsidiaries, and tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China. CTS began recording tax expense for withholding taxes in China in the fourth quarter of 2015 and expects to continue this practice going forward. In the first six months of 2015, the tax rate reflected a benefit attributable to filing amended U.S. federal tax returns in order to take credits for foreign taxes paid which was partially offset by a reserve recorded on an uncertain tax position.

Liquidity and Capital Resources

Cash and cash equivalents were $119,912 at June 30, 2016 and $156,928 at December 31, 2015, of which $118,608 and $ 156,310, respectively, were held outside the United States. The decrease in cash and cash equivalents of $37,016 was primarily driven by cash used in investing activities of $68,309, which included a payment for a business acquisition in the amount of $73,063, capital expenditures of $7,483 and proceeds from the sale of assets of $12,237, offset by net borrowings on our credit facility of $20,100 and cash generated from operations of $13,755. Total debt was $110,800 as of June 30, 2016 and $90,700 as of December 31, 2015. Total debt as a percentage of total capitalization, defined as the sum of long-term debt as a percentage of total debt and shareholders' equity, was 26.8% at June 30, 2016, compared to 24.4% at December 31, 2015.

Working capital decreased by $27,957 during the six months ended June 30, 2016, primarily due to the aforementioned decrease in cash and cash equivalents partially offset by a $7,562 increase in accounts receivable.
Cash Flows from Operating Activities
Net cash provided by operating activities was $13,755 during the first six months of 2016. Components of net cash provided by operating activities included net earnings of $22,350, depreciation and amortization expense of $8,925, and equity-based compensation of $967 offset by amortization of retirement benefit adjustments of $794, net changes in assets and liabilities of $9,468 and other non-cash items such as gains on sales of fixed assets, deferred income taxes, restructuring charges and gains on foreign currency hedges totaling $8,225.

Cash Flows from Investing Activities
Net cash used in investing activities for the first six months of 2016 was $68,309, which includes a payment for a business acquisition of $73,063, net of cash acquired, proceeds from the sale of assets of $12,237 and $7,483 for capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities for the first six months of 2016 was $18,184. These cash inflows were the result of net borrowings under our credit facility totaling $20,100, windfall tax benefits from equity awards of $696 offset by dividend payments of $2,612.
Capital Resources
On August 10, 2015, CTS entered into a new five-year credit agreement with a group of banks (“Revolving Credit Facility”) in order to support CTS’ working capital needs and other general corporate purposes.  The Revolving Credit Facility originally provided for a credit line of $200,000. This Revolving Credit Facility replaced a prior unsecured credit facility.  Borrowings under the previous credit agreement were refinanced under the Revolving Credit Facility and the previous credit agreement was terminated on August 10, 2015. On May 23, 2016, CTS requested and received a $100,000 increase in the aggregate revolving credit commitments under its existing credit agreement, which increased the credit line from $200,000 to $300,000.

Long‑term debt was comprised of the following:

	As of
	June 30,	December 31,
	2016	2015
Revolving credit facility due in 2020	$110,800	$90,700
Weighted average interest rate	1.9%	1.5%
Amount available	$187,035	$106,985
Total credit facility	$300,000	$200,000
Standby letters of credit	$2,165	$2,315
Commitment fee percentage per annum	0.30%	0.25%

The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure of CTS to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. CTS was in compliance with all debt covenants at June 30, 2016.
CTS uses interest rate swaps to convert the Revolving Credit Facility’s variable rate of interest into a fixed rate. In the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $25,000 of long-term debt for the periods January 2013 to January 2017. The difference to be paid or received under the terms of the swap agreements is recognized as an adjustment to interest expense when settled.
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
Over the last three years, our reserves for excess and obsolete inventories have ranged from 18.0% to 20.1% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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
Significant Customers
Our net sales to customers representing at least 10% of total net sales were as follows:

	Three months ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
Honda Motor Co.	10.3%	10.3%	11.0%	9.9%
Toyota Motor Corporation	10.8%	10.0%	10.7%	9.2%
Cummins Inc.	9.6%	8.7%	10.0%	8.5%

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

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2015, CTS announced that its Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration. As shown in the following table, there were no stock repurchases during the quarter ended June 30, 2016.

(c)
			Total Number	(d)
	(a)		of Shares	Maximum Dollar Value
	Total Number of	(b)	Purchased as	of Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(2)

Balance at March 31, 2016				$17,554
April 1, 2016 - June 30, 2016	—	—	—	$—
Total	—	—	—	$17,554

Item 6.  Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Luis F. Machado	/s/ Ashish Agrawal
Luis F. Machado Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: July 29, 2016	Dated: July 29, 2016