Form 10-Q
period 2016-09-30
CTS CORP
filed 2016-10-28
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2016: 32,760,091.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2016	2015	2016	2015
Net sales	$99,697	$90,646	$295,095	$289,028
Cost of goods sold	63,056	59,200	190,528	192,073
Gross Margin	36,641	31,446	104,567	96,955
Selling, general and administrative expenses	16,048	12,689	46,459	43,623
Research and development expenses	6,284	5,692	18,414	16,378
Non-recurring environmental charge	—	14,541	—	14,541
Restructuring and impairment charges	1,969	2,373	2,175	5,229
(Gain) loss on sale of assets	(150)	1	(11,501)	2
Operating earnings (loss)	12,490	(3,850)	49,020	17,182
Other (expense) income:
Interest expense	(917)	(714)	(2,746)	(1,955)
Interest income	203	713	1,082	2,354
Other expense	(46)	(3,072)	(1,482)	(4,641)
Total other expense	(760)	(3,073)	(3,146)	(4,242)
Earnings (loss) before income taxes	11,730	(6,923)	45,874	12,940
Income tax expense (benefit)	8,010	(2,163)	19,804	(7,667)
Net earnings (loss)	$3,720	$(4,760)	$26,070	$20,607
Earnings (loss) per share:
Basic	$0.11	$(0.15)	$0.80	$0.62
Diluted	$0.11	$(0.15)	$0.79	$0.61

Basic weighted – average common shares outstanding:	32,759	32,770	32,716	33,083
Effect of dilutive securities	495	—	494	485
Diluted weighted – average common shares outstanding	33,254	32,770	33,210	33,568

Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2016	2015	2016	2015
Net earnings (loss)	$3,720	$(4,760)	$26,070	$20,607
Other comprehensive income (loss):
Changes in fair market value of derivatives, net of tax	(263)	(17)	(36)	(34)
Changes in unrealized pension cost, net of tax	898	1,336	2,753	3,299
Cumulative translation adjustment, net of tax	(164)	(1,204)	(890)	(817)
Other comprehensive income	$471	$115	$1,827	$2,448
Comprehensive earnings (loss)	$4,191	$(4,645)	$27,897	$23,055

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$114,433	$156,928
Accounts receivable, net	62,380	54,563
Inventories, net	29,178	24,600
Other current assets	10,852	9,863
Total current assets	216,843	245,954
Property, plant and equipment, net	79,329	69,872
Other Assets
Prepaid pension asset	39,678	33,779
Goodwill	61,744	33,865
Other intangible assets, net	65,930	34,758
Deferred income taxes	48,963	63,809
Other	1,084	1,336
Total other assets	217,399	167,547
Total Assets	$513,571	$483,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$43,290	$40,299
Accrued payroll and benefits	11,876	7,147
Accrued liabilities	45,969	47,174
Total current liabilities	101,135	94,620
Long-term debt	96,000	90,700
Post retirement obligations	7,066	7,230
Other long-term obligations	3,102	9,169
Total Liabilities	207,303	201,719
Shareholders’ Equity
Common stock	302,156	300,909
Additional contributed capital	40,567	41,166
Retained earnings	403,979	381,840
Accumulated other comprehensive loss	(97,178)	(99,005)
Total shareholders’ equity before treasury stock	649,524	624,910
Treasury stock	(343,256)	(343,256)
Total shareholders’ equity	306,268	281,654
Total Liabilities and Shareholders’ Equity	$513,571	$483,373
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	September 30,	September 27,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,070	$20,607
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,010	11,987
Pension and other post-retirement plan income	(1,188)	(1,510)
Equity-based compensation	1,759	2,655
Restructuring charges	2,175	5,229
Non-recurring environmental charge	—	14,541
Deferred income taxes	8,332	(15,241)
Gain on sales of fixed assets	(11,501)	(121)
Gain on foreign currency hedges	(15)	—
Changes in assets and liabilities:
Accounts receivable	(5,971)	(3,518)
Inventories	(2,318)	(34)
Other assets	(489)	(222)
Accounts payable	2,717	(4,967)
Accrued payroll and benefits	2,376	(1,573)
Accrued expenses	(3,124)	(4,596)
Income taxes payable	690	1,715
Other liabilities	(1,543)	(656)
Pension and other post-retirement plans	(393)	(178)
Net cash provided by operating activities	31,587	24,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,467)	(6,559)
Proceeds from sale of assets	12,248	1,878
Payment for acquisition, net of cash acquired	(73,063)	—
Net cash used in investing activities	(75,282)	(4,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(2,048,000)	(943,300)
Proceeds from borrowings of long-term debt	2,053,300	958,800
Payments of short-term notes payable	—	(164)
Proceeds from borrowings of short-term notes payable	—	164
Purchase of treasury stock	—	(15,623)
Dividends paid	(3,923)	(3,984)
Windfall tax benefits from equity awards	696	144
Proceeds from exercise of stock options	—	64
Net cash provided by (used in) financing activities	2,073	(3,899)
Effect of exchange rate changes on cash and cash equivalents	(873)	709
Net (decrease) increase in cash and cash equivalents	(42,495)	16,247
Cash and cash equivalents at beginning of period	156,928	134,508
Cash and cash equivalents at end of period	$114,433	$150,755
Supplemental cash flow information:
Cash paid for interest	$2,292	$1,046
Cash paid for income taxes, net	$10,136	$4,248

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
September 30, 2016

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

	At December 31, 2015
Consolidated Balance Sheet Line Item	As previously reported	Reclassification adjustment	As currently reported
Other current assets	$15,888	$(6,025)	$9,863
Deferred income taxes	$58,544	$5,265	$63,809
Accrued liabilities	$(53,905)	$6,731	$(47,174)
Post-retirement obligations	$(2,703)	$(4,527)	$(7,230)
Other long-term obligations	$(7,725)	$(1,444)	$(9,169)

NOTE 2 – Accounts Receivable
The components of accounts receivable are as follows:

	As of
	September 30,	December 31,
	2016	2015
Accounts receivable, gross	$62,556	$54,696
Less: Allowance for doubtful accounts	(176)	(133)
Accounts receivable, net	$62,380	$54,563

NOTE 3 – Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2016	2015
Finished goods	$6,084	$6,972
Work-in-process	9,884	6,828
Raw materials	19,380	16,991
Less: Inventory reserves	(6,170)	(6,191)
Inventories, net	$29,178	$24,600

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	September 30,	December 31,
	2016	2015
Land	$2,330	$2,401
Buildings and improvements	63,192	65,731
Machinery and equipment	208,389	191,212
Less: Accumulated depreciation	(194,582)	(189,472)
Property, plant and equipment, net	$79,329	$69,872

NOTE 5 – Retirement Plans

Pension Plans

Net pension income for our domestic and foreign plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2016	2015	2016	2015
Net pension income	$(440)	$(532)	$(1,234)	$(1,591)

The components of net pension (income) expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	September 30,	September 27,	September 30,	September 27,
	2016	2015	2016	2015
Service cost	$21	$42	$13	$16
Interest cost	2,756	2,815	12	124
Expected return on plan assets (1)	(4,744)	(5,068)	(33)	(135)
Amortization of loss	1,499	1,585	36	89
(Income) expense, net	$(468)	$(626)	$28	$94

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
	September 30, 2016	September 27, 2015	September 30, 2016	September 27, 2015
Service cost	$65	$128	$38	$49
Interest cost	8,268	8,444	34	371
Expected return on plan assets (1)	(14,232)	(15,204)	(19)	(402)
Amortization of loss	4,495	4,754	105	269
Other cost due to retirement	12	—	—	—
(Income) expense, net	$(1,392)	$(1,878)	$158	$287

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2016	2015	2016	2015
Other post-retirement benefit plan
Service cost	$—	$1	$2	$3
Interest cost	52	51	156	153
Amortization of gain	(37)	(25)	(112)	(75)
Post-retirement expense	$15	$27	$46	$81

NOTE 6 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$63,386	$(29,490)	$33,896
Patents	10,319	(10,319)	—
Technology and other intangibles	36,715	(6,881)	29,834
In process research and development	2,200	—	2,200
Other intangible assets, net	$112,620	$(46,690)	$65,930

Amortization expense for the three months ended September 30, 2016		$1,638

Amortization expense for the nine months ended September 30, 2016		$4,254

	As of
	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Customer lists/relationships	$51,804	$(27,101)	$24,703
Patents	10,319	(10,319)	—
Technology and other intangibles	12,871	(5,016)	7,855
In process research and development	2,200	—	2,200
Other intangible assets, net	$77,194	$(42,436)	$34,758

Amortization expense for the three months ended September 27, 2015		$985

Amortization expense for the nine months ended September 27, 2015		$2,942

Amortization expense remaining for other intangible assets is as follows:

Amortization expense
2016	$1,557
2017	6,064
2018	5,956
2019	5,947
2020	5,947
Thereafter	40,459
Total amortization expense	$65,930

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as follows: restructuring related charges are recorded as a component of Cost of Goods Sold, and restructuring and impairment charges are reported on a separate line and included in Operating Earnings.

Total restructuring, impairment and restructuring related charges were as follows:

	Three Months Ended
	September 30, 2016	September 27, 2015
Restructuring-related charges	$—	$152
Restructuring and impairment charges	1,969	2,373
Total restructuring, impairment, and restructuring-related charges	$1,969	$2,525

	Nine Months Ended
	September 30, 2016	September 27, 2015
Restructuring-related charges	$—	$444
Restructuring and impairment charges	2,175	5,229
Total restructuring, impairment, and restructuring-related charges	$2,175	$5,673

In June 2016, CTS announced plans to restructure operations by phasing out production at the Elkhart facility by mid-2018 and transitioning it into a research and development center supporting CTS' global operations ("June 2016 Plan"). Additional organizational changes will also occur in various other locations. The cost of the plan is expected to be approximately $16,000 including severance and other one-time benefit arrangements. We have recorded $2,175 of termination and other one-time benefit charges impacting approximately 230 employees as of September 30, 2016. Additional costs related to line movements, asset impairment and equipment charges, and other costs will be expensed as incurred. The total restructuring liability related to the June 2016 Plan was $1,569 at September 30, 2016.

The following table displays the planned restructuring and impairment charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through September 30, 2016:

		Actual costs
		incurred through
June 2016 Plan	Planned Costs	September 30, 2016
Workforce reduction	3,075	2,175
Equipment relocation	7,925	—
Asset impairment charge	3,700	—
Other charges	1,300	—
Restructuring and impairment charges	16,000	2,175

Total restructuring and impairment charges for the June 2016 Plan were as follows:

	Three Months Ended
	September 30, 2016	September 27, 2015
Restructuring and impairment charges	1,969	—

	Nine Months Ended
	September 30, 2016	September 27, 2015
Restructuring and impairment charges	2,175	—

Not included in restructuring and impairment charges, but directly attributable to the June 2016 Plan, is an increase in tax expense of $2,316 relating to increases in valuation allowances on deferred tax assets for state net operating losses and tax credits and the revaluation of U.S. deferred taxes as a result of a change in our expected future tax rate as discussed in Note 16.

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

These restructuring actions, which were completed during 2015, impacted approximately 120 positions.

The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through September 30, 2016:

		Actual costs
		incurred through
April 2014 Plan	Planned Costs	September 30, 2016
Inventory write-down	$850	$—
Equipment relocation	1,800	444
Other charges	1,400	113
Restructuring-related charges, included in cost of goods sold	$4,050	$557

Workforce reduction	$4,200	$4,423
Other charges, including pension termination costs	1,700	3,413
Restructuring and impairment charges	$5,900	$7,836

Total restructuring, impairment and restructuring related charges	$9,950	$8,393

Total restructuring, impairment and restructuring related charges under the April 2014 Plan were as follows:

	Three Months Ended
	September 30, 2016	September 27, 2015
Restructuring-related charges	$—	$152
Restructuring and impairment charges	—	2,025
Total restructuring, impairment, and restructuring related charges	$—	$2,177

	Nine Months Ended
	September 30, 2016	September 27, 2015
Restructuring-related charges	$—	$369
Restructuring and impairment charges	—	3,902
Total restructuring, impairment, and restructuring-related charges	$—	$4,271

Total restructuring liability related to the April 2014 Plan was $436 at September 30, 2016.

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

The following table displays the planned restructuring and restructuring-related charges associated with the June 2013 Plan and a summary of the actual costs incurred through September 30, 2016:

		Actual
	Planned	incurred through
June 2013 Plan	Costs	September 30, 2016
Inventory write-down	$800	$1,143
Equipment relocation	900	1,792
Other charges	100	702
Restructuring-related charges, included in cost of goods sold	$1,800	$3,637

Workforce reduction	$10,150	$9,615
Asset impairment charge	3,000	4,139
Other charges, including pension termination costs	7,650	10,205
Restructuring and impairment charges	$20,800	$23,959

Total restructuring and restructuring-related charges	$22,600	$27,596

Under the June 2013 Plan, total restructuring, impairment and restructuring related charges incurred were as follows:

	Three Months Ended
	September 30, 2016	September 27, 2015
Restructuring-related charges	$—	$—
Restructuring and impairment charges	—	348
Total restructuring, impairment, and restructuring-related charges	$—	$348

	Nine Months Ended
	September 30, 2016	September 27, 2015
Restructuring-related charges	$—	$75
Restructuring and impairment charges	—	1,327
Total restructuring, impairment, and restructuring-related charges	$—	$1,402

No remaining liability is recorded for the June 2013 Plan as of September 30, 2016.

The following table displays the restructuring liability activity for all plans for the period ended September 30, 2016:

Combined Plans
Restructuring liability at January 1, 2016	$826
Restructuring and restructuring-related charges, excluding asset impairments and write-offs	2,175
Cost paid	(1,026)
Other activity (1)	$30
Restructuring liability at September 30, 2016	$2,005
(1) Other activity includes asset impairments, write-offs of property, plant and equipment, the effects of currency translation and other charges that do not flow through restructuring expense.

NOTE 8 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	September 30,	December 31,
	2016	2015
Accrued product related costs	$4,622	$5,245
Accrued income taxes	9,564	8,845
Accrued property and other taxes	1,990	1,838
Accrued outside commissions	1,267	97
Accrued professional fees	907	704
Accrued building improvement costs	1,669	1,768
Dividends payable	1,310	1,302
Remediation reserves	18,895	20,603
Other accrued liabilities	5,745	6,772
Total accrued liabilities	$45,969	$47,174

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

NOTE 10 - Debt

Long-term debt was comprised of the following:

	As of
	September 30,	December 31,
	2016	2015
Revolving credit facility due in 2020	$96,000	$90,700
Weighted average interest rate	1.9%	1.5%
Amount available	$201,835	$106,985
Total credit facility	$300,000	$200,000
Standby letters of credit	$2,165	$2,315
Commitment fee percentage per annum	0.25%	0.25%

On August 10, 2015, CTS entered into a new five-year credit agreement (“Revolving Credit Facility”) with a group of banks in order to support CTS’ financing needs.  The Revolving Credit Facility originally provided for a credit line of $200,000. On May 23, 2016, CTS requested and received a $100,000 increase in the aggregate revolving credit commitments under its existing credit agreement, which increased the credit line from $200,000 to $300,000.

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

The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  CTS was in compliance with all debt covenants at September 30, 2016.  The Revolving Credit Facility requires that CTS deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting CTS' ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with CTS' subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the Revolving Credit Facility fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.

CTS has debt issuance costs related to its long-term debt that are being amortized using the straight-line method over the life of the debt. These costs are included in interest expense in our Statement of Earnings. Amortization expense was approximately $46 and $61 for the three months ended September 30, 2016 and September 27, 2015, respectively, and approximately $116 and $165 for the first nine months ended September 30, 2016 and September 27, 2015, respectively.

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
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2016, we had a net unrealized loss of $219 in accumulated other comprehensive income, of which $201 is expected to be reclassified to income within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $13.8 million at September 30, 2016.
Interest Rate Swaps
CTS uses interest rate swaps to convert the revolving credit facility’s variable rate of interest into a fixed rate. In the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four additional interest rate swap agreements to fix interest rates on $25,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2016, CTS entered into three additional forward-starting interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods August 2017 to August 2020. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive income (loss). The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income (loss) that is expected to be reclassified into earnings within the next twelve months is approximately $246.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2016, are shown in the following table:

	As of
	September 30,	December 31,
	2016	2015
Foreign currency hedges reported in Accrued liabilities	$(234)	$—
Interest rate swaps reported in Accrued liabilities	$(246)	$(768)
Interest rate swaps reported in Other long-term obligations	$(360)	$—
The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $53 and foreign currency derivative liabilities of $287.
The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2016	2015	2016	2015
Foreign Exchange Contracts:
Loss recognized in Net Sales	$(35)	$—	$(125)	$—
Gain recognized in Cost of Goods Sold	51	—	139	—
Gain recognized in Selling, General and Administrative expense	—	—	10	—
Loss recognized in Other (expenses) income	(5)	—	(9)	—

Interest Rate Swaps:
Interest Expense	$158	$192	$471	$574
Total	$169	$192	$486	$574

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

Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized.  Amounts reclassified to income from AOCI are included in net periodic pension income / (expense).  Further information related to CTS’ pension obligations is included in Note 5 – Retirement Plans.

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction (losses)/gains for the three and nine month periods ended September 30, 2016 were ($165) and ($1,656), respectively, and for the three and nine month periods ended September 27, 2015 were $(3,076) and ($4,640), respectively, which are included in other income/(expenses) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2016	in OCI	to income	2016
Changes in fair market value of hedges:
Gross	$(403)	$(643)	$221	$(825)
Income tax expense (benefit)	151	242	(83)	310
Net	(252)	(401)	138	(515)

Changes in unrealized pension cost:
Gross	(158,763)	—	1,437	(157,326)
Income tax expense (benefit)	63,260	—	(539)	62,721
Net	(95,503)	—	898	(94,605)

Cumulative translation adjustment:
Gross	(1,995)	(161)	—	(2,156)
Income tax expense (benefit)	101	(3)	—	98
Net	(1,894)	(164)	—	(2,058)
Total accumulated other comprehensive (loss) income	$(97,649)	$(565)	$1,036	$(97,178)

The components of accumulated other comprehensive (loss) income for the three months ended September 27, 2015, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	June 28,	Recognized	from AOCI	September 27,
	2015	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,047)	$(219)	$192	$(1,074)
Income tax expense (benefit)	394	82	(72)	404
Net	(653)	(137)	120	(670)

Changes in unrealized pension cost:
Gross	(166,161)	2,039	—	(164,122)
Income tax expense (benefit)	63,957	(703)	—	63,254
Net	(102,204)	1,336	—	(100,868)

Cumulative translation adjustment:
Gross	572	(1,056)	—	(484)
Income tax expense (benefit)	385	(148)	—	237
Net	957	(1,204)	—	(247)
Total accumulated other comprehensive (loss) income	$(101,900)	$(5)	$120	$(101,785)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2015	in OCI	to income	2016
Changes in fair market value of hedges:
Gross	$(768)	$(742)	$685	$(825)
Income tax expense (benefit)	289	278	(257)	310
Net	(479)	(464)	428	(515)

Changes in unrealized pension cost:
Gross	(161,719)	—	4,393	(157,326)
Income tax expense (benefit)	64,361	—	(1,640)	62,721
Net	(97,358)	—	2,753	(94,605)

Cumulative translation adjustment:
Gross	(1,279)	(877)	—	(2,156)
Income tax expense (benefit)	111	(13)	—	98
Net	(1,168)	(890)	—	(2,058)
Total accumulated other comprehensive (loss) income	$(99,005)	$(1,354)	$3,181	$(97,178)

The components of accumulated other comprehensive (loss) income for the nine months ended September 27, 2015, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	September 27,
	2014	in OCI	to income	2015
Changes in fair market value of hedges:
Gross	$(1,020)	$(628)	$574	$(1,074)
Income tax expense (benefit)	384	236	(216)	404
Net	(636)	(392)	358	(670)

Changes in unrealized pension cost:
Gross	(169,291)	5,169	—	(164,122)
Income tax expense (benefit)	65,124	(1,870)	—	63,254
Net	(104,167)	3,299	—	(100,868)

Cumulative translation adjustment:
Gross	245	(729)	—	(484)
Income tax expense (benefit)	325	(88)	—	237
Net	$570	$(817)	$—	$(247)
Total accumulated other comprehensive (loss) income	$(104,233)	$2,090	$358	$(101,785)

NOTE 13 – Shareholders’ Equity
Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2016	2015
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,453,531	56,242,499
Shares outstanding	32,759,509	32,548,477
Treasury stock
Shares held	23,694,022	23,694,022

No common stock repurchases were made during the nine months ended September 30, 2016. Through September 30, 2016, CTS had purchased 395,763 shares of common stock for an aggregate of $7,446 under a previously board-authorized share repurchase plan allowing for up to $25,000 in stock repurchases. Approximately $17,554 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Nine Months Ended
	September 30,	September 27,
	2016	2015
Balance at the beginning of the year	32,548,477	33,392,060
Repurchases	—	(851,882)
Shares issued upon exercise of stock options	—	5,200
Restricted share issuances	211,032	134,919
Balance at the end of the period	32,759,509	32,680,297

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive at September 30, 2016 and September 27, 2015 were 2,019 and 0, respectively.

NOTE 14 - Equity-Based Compensation

At September 30, 2016, CTS had four equity-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”).  Future grants can only be made under the 2014 Plan.

The 2009 Plan, and previously the 2004 Plan, provides for grants of incentive stock options or nonqualified stock options to officers, key employees, and non-employee members of CTS’ Board of Directors.  In addition, the 2014 Plan, the 2009 Plan, and the 2004 Plan allow for grants of stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance units, and other stock awards.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to equity-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2016	2015	2016	2015
Service-Based RSUs	$523	$295	$1,471	$1,244
Performance-Based RSUs	132	(62)	107	709
Market-Based RSUs	137	60	181	702
Total	$792	$293	$1,759	$2,655
Income tax benefit	$298	$110	$661	$998

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	compensation	Weighted-
	expense at	average
	September 30, 2016	period
Service-Based RSUs	$1,532	1.3 years
Performance-Based RSUs	595	1.4 years
Market-Based RSUs	535	1.3 years
Total	$2,662	1.3 years

CTS recognizes expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the maximum number of awards available to be granted under these plans as of September 30, 2016:

	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	1,500,000	3,400,000	6,500,000	N/A
Stock options outstanding	—	—	—	—
Options exercisable	—	—	—	—
Performance-based options outstanding	320,000	—	—	—
Service-based RSUs outstanding	253,826	169,444	78,947	25,985
Performance and market-based RSUs outstanding at 200% of target	337,300	86,120	—	—
RSUs vested and released	49,173	—	—	—
Awards available for grant	539,701	255,564	78,947	25,985
Stock Options

Stock options are exercisable in cumulative annual installments over a maximum 10-year period, commencing at least one year from the date of grant.  Stock options are generally granted with an exercise price equal to the market price of CTS’ stock on the date of grant, vest over four years, and have a 10-year contractual life.  The awards generally contain provisions to either accelerate vesting or allow vesting to continue on schedule upon retirement if certain service and age requirements are met.   The awards also provide for accelerated vesting if there is a change in control event. CTS has no stock options exercisable or outstanding as of September 30, 2016, other than the performance-based stock options described below.

Performance-Based Stock Options

During 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 350,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain CTS employees under the 2014 Plan, of which 320,000 remain outstanding after considering forfeitures.  The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by CTS or an affiliate) upon CTS’ attainment of at least $600,000 in revenues during any of CTS’ four-fiscal-quarter trailing periods (as determined by the Committee) during the term.  CTS has not recognized any expense on these Performance-Based Option Awards for the nine months ended September 30, 2016, since the revenue target is not deemed likely to be attained based on our current forecast.
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

A summary of the status of RSUs granted under the 2004, 2009, and 2014 plans is presented below:

	Nine Months Ended
	September 30, 2016
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	471,196	$13.27
Granted	164,922	13.97
Vested and released	(98,633)	14.45
Forfeited	(35,268)	17.05
Outstanding at September 30, 2016	502,217	$12.93
Releasable at September 30, 2016	278,082	$11.34

A summary of the status of RSUs granted under the Director's Plan is presented below:

	Nine Months Ended
	September 30, 2016
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	33,974	$11.75
Granted	—	—
Vested and released	(7,989)	11.75
Forfeited	—	—
Outstanding at September 30, 2016	25,985	$11.75
Releasable at September 30, 2016	25,985	$11.75

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
The following table summarizes the performance and market-based RSU activity as of and for the nine months ended September 30, 2016:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	249,560	14.59
Granted	108,650	13.56
Attained by performance	97,017	10.48
Released	(234,517)	10.52
Forfeited	(9,000)	14.41
Outstanding at September 30, 2016	211,710	16.58
Maximum potential units outstanding at September 30, 2016	423,420	16.58

NOTE 15 — Fair Value Measurements

CTS uses interest rate swaps to convert our line of credit’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.

The table below summarizes CTS’ financial assets (liabilities) that were measured at fair value at September 30, 2016:

Quoted
Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	September 30,	Instruments	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(606)	$—	$(606)	$—
Foreign currency hedges	$(234)	$—	$(234)	$—

The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2015:

Quoted
Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(768)	$—	$(768)	$—

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

The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
	Rate Swaps	Hedges
Balance at January 1, 2015	$(1,020)	$—
Realized gains included in earnings	768	—
Unrealized (losses)	(516)	—
Balance at December 31, 2015	$(768)	$—
Realized gains included in earnings	709	—
Unrealized (losses)	(547)	(234)
Balance at September 30, 2016	$(606)	$(234)

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
NOTE 16 — Income Taxes
The effective tax rates for the three and nine-month periods in 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2016	2015	2016	2015
Effective tax rate	68.3%	31.2%	43.2%	(59.2)%

CTS' effective income tax rate was 68.3% and 31.2% in the third quarter of 2016 and 2015, respectively. The tax rate in the third quarter and first nine months of 2016 reflected an increase in valuation allowances recorded against certain state net operating losses and tax credits and the revaluation of U.S. deferred taxes as a result of the June 2016 restructuring activities discussed in Note 7. The rates also reflect an increase in a valuation allowance on certain non-U.S. losses as a result of changes in the expectation of CTS' ability to utilize those losses, changes in the mix of earnings by jurisdiction, various other discrete items, CTS' decision to no longer permanently reinvest the earnings of its Canadian and U.K. subsidiaries, and tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China. CTS began recording tax expense for withholding taxes in China in the fourth quarter of 2015 and expects to continue this practice going forward. During the first nine months of 2015, CTS reflected a benefit attributable to filing amended U.S. federal tax returns in order to take credits for foreign taxes paid which was partially offset by a reserve recorded on an uncertain tax position.

CTS’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three months ended September 30, 2016, and September 27, 2015, CTS accrued $181 and $136 of interest or penalties in income tax expense.  For the nine months ended September 30, 2016 and September 27, 2015, CTS accrued $552 and $957 of interest or penalties in income tax expense.

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
The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

Intangible Asset Type	Fair Value	Weighted Average Amortization Period (in years)
Developed Technology	$23,730	15.0
Customer Relationships and Contracts	11,502	14.6
Other	195	0.8
Total	$35,427	14.8
CTS incurred $804 in transaction related costs during the nine months ended September 30, 2016. These costs are included in selling, general, and administrative costs in our Condensed Consolidated Statement of Earnings.
Results of operations for CTG -AM are included in our consolidated condensed financial statements beginning on March 11, 2016. The amount of net sales and net loss from CTG-AM since the acquisition date that have been included in the Condensed Consolidated Statement of Earnings are as follows:

For the period March 11, 2016 through September 30, 2016
Net sales	$7,096
Net earnings	$256

Supplemental Pro Forma Information
The unaudited pro forma amounts below include CTG-AM's revenues and earnings that would have been included in our Condensed Consolidated Statement of Earnings had the acquisition date been January 1, 2015.

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30	September 27,
	2016	2015	2016	2015
Net sales	$99,697	$93,818	$297,407	$299,123
Net earnings	$3,720	$(4,014)	$25,969	$22,301

Earnings per share:
Basic	$0.11	$(0.12)	$0.79	$0.67
Diluted	$0.11	$(0.12)	$0.78	$0.66

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect additional interest expense on debt used to fund the acquisition, and to record the tax consequences of the pro forma adjustments. Included in the pro forma results are nonrecurring expenses for transaction costs of $0 and $804 and additional cost of goods sold of $0 and $1,151 for the three and nine-month periods ended September 30, 2016 for inventory recognized at fair value as a result of acquisition-related adjustments.

NOTE 18 — Recent Accounting Pronouncements
ASU 2016-15 "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments"
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments". This ASU reduces the diversity in reporting of eight specific cash flow issues due to accounting guidance that is unclear or does not exist. The eight issues relate to certain debt activities, business combination activities, insurance settlements and other various activities. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted and is to be applied retrospectively using a transition method for each period presented. An entity that elects early adoption of the amendment under this ASU must adopt all aspects of the amendment in the same period. This guidance will not have a material impact on our consolidated financial statements.
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
Reporting in the cash flow statement remains virtually unchanged. Additional qualitative and quantitative disclosures are required.
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
ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)"
In August 2015, the FASB issued ASU 2015-14, "Accounting for Revenue from Contracts with Customers (Topic 606)". The amended guidance deferred the effective date of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" to annual periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016, and interim periods within that annual period. In addition, in April 2016 the FASB issued ASU 2016-10 "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)", which amends the revenue guidance on identifying performance obligations and accounting for intellectual property licenses. In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (Topic 606)", which provides additional guidance in assessing whether a transaction meets the definition of revenue, in narrowed circumstances during the transition to ASU 2014-09 and subsequent to implementation. This update can either be applied under either a cumulative effect or retrospective method. ASU 2016-10 and ASU 2016-12 must be adopted concurrently with ASU 2014-09. The impact of ASU 2014-9 on our financial statements has not yet been determined.

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
Overview
CTS Corporation (“CTS”, “we”, “our” or “us”) is a leading designer and manufacturer of products that Sense, Connect and Move. CTS manufactures sensors, actuators and electronic components in North America, Europe, and Asia, and supplies these products to OEMs in the aerospace, communications, defense, industrial, information technology, medical and transportation markets.
Results of Operations: Third Quarter 2016 versus Third Quarter 2015

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2016, and September 27, 2015:

	Three Months Ended			Percent of	Percent of
	September 30,	September 27,	Percent	Net Sales –	Net Sales –
	2016	2015	Change	2016	2015
Net sales	$99,697	$90,646	10.0	100.0	100.0
Cost of goods sold(1)	63,056	59,200	6.5	63.2	65.3
Gross margin	36,641	31,446	16.5	36.8	34.7
Selling, general and administrative expenses	16,048	12,689	26.5	16.1	14.0
Research and development expenses	6,284	5,692	10.4	6.3	6.3
Non-recurring environmental charge	—	14,541	—	—	16.0
Restructuring and impairment charges	1,969	2,373	(17.0)	2.0	2.6
(Gain) loss on sale of assets	(150)	1	—	(0.1)	—
Total operating expenses	24,151	35,296	(31.6)	24.3	38.9
Operating earnings	12,490	(3,850)	(424.4)	12.5	(4.2)
Total other expense	(760)	(3,073)	(75.3)	(0.8)	(3.4)
Earnings (loss) before income taxes	11,730	(6,923)	(269.4)	11.7	(7.6)
Income tax expense (benefit)	8,010	(2,163)	(470.3)	8.0	(2.4)
Net earnings (loss)	$3,720	$(4,760)	(178.2)	3.7	(5.2)
Earnings per share:
Diluted net earnings per share	$0.11	$(0.15)
(1) Cost of goods sold includes restructuring related charges of $0 in 2016 and $152 in 2015.

Sales of $99,697 in the third quarter of 2016 increased $9,051 or 10.0% from the third quarter of 2015. Sales to automotive markets increased $3,173 driven by higher volumes which were partially offset by unfavorable foreign exchange impact.  Other sales increased $5,878 due to the addition of sales from the single crystal acquisition and higher demand for electronic components in certain end markets.  Changes in foreign exchange rates reduced sales by $600 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 36.8% in the third quarter of 2016 compared to 34.7% in the third quarter of 2015. The increase in gross margin resulted from cost savings from continued efficiency gains, material and labor productivity projects, savings from restructuring projects, favorable mix, and the addition of sales from the single crystal acquisition. In addition, foreign exchange rates had a favorable impact on manufacturing costs primarily due to the strengthening of the U.S. Dollar compared to the Mexican Peso.
Selling, general and administrative expenses were $16,048 or 16.1% of sales in the third quarter of 2016 versus $12,689 or 14.0% of sales in the comparable quarter of 2015. The increase is primarily attributable to added costs as a result of the single crystal acquisition, including amortization of intangibles, and the timing of certain expenses. In addition, CTS paid an early termination fee related to its leased facility in Lisle, Illinois in anticipation of a move in the 2017/2018 time frame to another leased facility in the same area, which will consolidate the Bolingbrook and Lisle, Illinois sites into one facility and reduce ongoing expenses.
Research and development expenses were $6,284 or 6.3% of sales in the third quarter of 2016 compared to $5,692 or 6.3% of sales in the comparable quarter of 2015. The increase was related to continued investment in new products to drive organic growth. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
A non-recurring environmental charge of $14,541 was recorded in the third quarter of 2015 related to a site in Asheville, North Carolina. The charge recorded included both the interim remediation proposed by CTS and accepted by the Environmental Protection Agency ("EPA") and anticipated future remediation and monitoring.
Restructuring and impairment charges were $1,969 or 2.0% of sales in the third quarter 2016 compared to $2,373 or 2.6% of sales in the second quarter of 2015. The 2016 charges are for severance costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan announced in June 2016. The 2015 charges consist primarily of severance, transition and shutdown costs related to the consolidation of CTS' Canadian operation in Streetsville, Ontario into other CTS facilities.
Operating earnings were $12,490 or 12.5% of sales in the third quarter of 2016 compared to an operating loss of $3,850 or (4.2)% of sales in the comparable quarter of 2015 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 27,
	2016	2015
Interest expense	$(917)	$(714)
Interest income	203	713
Other expense, net	(46)	(3,072)
Total other expense	$(760)	$(3,073)
Interest expense increased in the third quarter of 2016 versus the third quarter of 2015 as a result of higher borrowings related to the single crystal acquisition.  Interest income decreased due to lower cash balances.  Other expense in the third quarter of 2015 was driven by foreign currency translation losses, primarily due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi.

	Three Months Ended
	September 30,	September 27,
	2016	2015
Effective tax rate	68.3%	31.2%

CTS' effective income tax rate was 68.3% and 31.2% in the third quarter of 2016 and 2015, respectively. The tax rate in the third quarter of 2016 reflected an increase in valuation allowances recorded against certain state net operating losses and tax credits and the revaluation of U.S. deferred taxes as a result of the June 2016 restructuring activities discussed in Note 7. The rate also reflects an increase in a valuation allowance on certain non-U.S. losses as a result of changes in the expectation of CTS' ability to utilize those losses, changes in the mix of earnings by jurisdiction, various other discrete items, CTS' decision to no longer permanently reinvest the earnings of its Canadian and U.K. subsidiaries, and tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China. CTS began recording tax expense for withholding taxes in China in the fourth quarter of 2015 and expects to continue this practice going forward.

Results of Operations: Nine months ended September 30, 2016 versus Nine months ended September 27, 2015

The following table highlights changes in significant components of the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2016, and September 27, 2015:

	Nine Months Ended			Percent of	Percent of
	September 30,	September 27,	Percent	Net Sales –	Net Sales –
	2016	2015	Change	2016	2015
Net sales	$295,095	$289,028	2.1	100.0	100.0
Cost of goods sold(1)	190,528	192,073	(0.8)	64.6	66.5
Gross margin	104,567	96,955	7.9	35.4	33.5
Selling, general and administrative expenses	46,459	43,623	6.5	15.8	15.1
Research and development expenses	18,414	16,378	12.4	6.2	5.7
Non-recurring environmental charge	—	14,541	—	—	5.0
Restructuring and impairment charges	2,175	5,229	(58.4)	0.7	1.8
(Gain) loss on sale of assets	(11,501)	2	—	(3.9)	—
Total operating expenses	55,547	79,773	(30.4)	18.8	27.6
Operating earnings	49,020	17,182	185.3	16.6	5.9
Total other expense	(3,146)	(4,242)	(25.8)	(1.1)	(1.4)
Earnings (loss) before income taxes	45,874	12,940	254.5	15.5	4.5
Income tax expense (benefit)	19,804	(7,667)	(358.3)	6.7	(2.6)
Net earnings	$26,070	$20,607	26.5	8.8	7.1
Earnings per share:
Diluted net earnings per share	$0.79	$0.61
(1) Cost of goods sold includes restructuring related charges of $0 in 2016 and $444 in 2015.

Sales of $295,095 in the nine months ended September 30, 2016 increased $6,067 or 2.1% from the nine months ended September 27, 2015. Sales to automotive markets increased $1,712 driven by higher volumes which were partially offset by unfavorable foreign exchange impact.  Other sales increased $4,355 due to the addition of sales from the single crystal acquisition which were partially offset by lower demand for electronic components in certain end markets. Changes in foreign exchange rates reduced sales by $1,697 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 35.4% in the first nine months of 2016 compared to 33.5% in the first nine months of 2015. The increase in gross margin resulted from cost savings from continued efficiency gains, material and labor productivity projects, savings from restructuring projects, favorable mix, and the addition of sales from the single crystal acquisition. In addition, foreign exchange rates had a favorable impact on manufacturing costs primarily due to the strengthening of the U.S. Dollar compared to the Mexican Peso.
Selling, general and administrative expenses were $46,459 or 15.8% of sales in the nine-month period ended September 30, 2016 versus $43,623 or 15.1% of sales in the comparable year-to-date period in 2015. Expenses in 2016 include added costs as a result of the single crystal acquisition, including amortization of intangibles. In addition, CTS paid an early termination fee related to its leased facility in Lisle, Illinois in anticipation of a move in the 2017/2018 time frame to another leased facility in the same area, which will consolidate the Bolingbrook and Lisle, Illinois sites into one facility and reduce ongoing expenses.
Research and development expenses were $18,414 or 6.2% of sales in the nine months ended September 30, 2016 compared to $16,378 or 5.7% of sales in the comparable prior year period. The increase was related to continued investment in new products to drive organic growth. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
A non-recurring environmental charge of $14,541 was recorded in the third quarter of 2015 related to a site in Asheville, North Carolina. The charge recorded included both the interim remediation proposed by CTS and accepted by the Environmental Protection Agency ("EPA") and anticipated future remediation and monitoring.

Restructuring and impairment charges were $2,175 or 0.7% of sales in the first nine months of 2016 compared to $5,229 or 1.8% of sales in the first half of 2015. The 2016 charges are for severance costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan announced in June 2016. The 2015 charges consist primarily of severance, transition and shutdown costs related to the consolidation of CTS' Canadian operation in Streetsville, Ontario into other CTS facilities. The information as set forth under Note 7, Costs Associated with Exit and Restructuring Activities, in the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
The gain on sale of assets is driven primarily by the gain on sale of the building in Canada in June 2016.
Operating earnings were $49,020 or 16.6% of sales in the nine months ended September 30, 2016 compared to operating earnings of $17,182 or 5.9% of sales in the nine months ended September 27, 2015 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 27,
	2016	2015
Interest expense	$(2,746)	$(1,955)
Interest income	1,082	2,354
Other expense, net	(1,482)	(4,641)
Total other expense	$(3,146)	$(4,242)
Interest expense increased in the first nine months of 2016 versus the nine months of 2015 as a result of higher borrowings related to the single crystal acquisition.  Interest income decreased due to lower cash balances.  Other expense in the first nine months of 2016 is largely the result of foreign currency translation losses, primarily due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi. Other expense in the first nine months of 2015 was also driven by foreign currency translation losses, primarily due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi, Euro and Canadian Dollar.

	Nine Months Ended
	September 30,	September 27,
	2016	2015
Effective tax rate	43.2%	(59.2)%

CTS' effective income tax rate was 43.2% and (59.2)% in the first nine months of 2016 and 2015, respectively. The tax rate in the first nine months of 2016 reflected an increase in valuation allowances recorded against certain state net operating losses and tax credits and the revaluation of U.S. deferred taxes as a result of the June 2016 restructuring activities discussed in Note 7. The rate also reflects an increase in a valuation allowance on certain non-U.S. losses as a result of changes in the expectation of CTS' ability to utilize those losses, changes in the mix of earnings by jurisdiction, various other discrete items, CTS' decision to no longer permanently reinvest the earnings of its Canadian and U.K. subsidiaries, and tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China. CTS began recording tax expense for withholding taxes in China in the fourth quarter of 2015 and expects to continue this practice going forward. During the first nine months of 2015, CTS reflected a benefit attributable to filing amended U.S. federal tax returns in order to take credits for foreign taxes paid which was partially offset by a reserve recorded on an uncertain tax position.

Liquidity and Capital Resources

Cash and cash equivalents were $114,433 at September 30, 2016 and $156,928 at December 31, 2015, of which $113,359 and $156,310, respectively, were held outside the United States. The decrease in cash and cash equivalents of $42,495 was primarily driven by cash used in investing activities of $75,282, which included a payment for a business acquisition in the amount of $73,063, capital expenditures of $14,467 and offset by net borrowings on our credit facility of $5,300 proceeds from the sale of assets of $12,248, and cash generated from operations of $31,587. Total debt was $96,000 as of September 30, 2016 and $90,700 as of December 31, 2015. Total debt as a percentage of total capitalization, defined as the sum of long-term debt as a percentage of total debt and shareholders' equity, was 23.9% at September 30, 2016, compared to 24.4% at December 31, 2015.

Working capital decreased by $35,626 during the nine months ended September 30, 2016, primarily due to the aforementioned decrease in cash and cash equivalents.

Cash Flows from Operating Activities
Net cash provided by operating activities was $31,587 during the first nine months of 2016. Components of net cash provided by operating activities included net earnings of $26,070, depreciation and amortization expense of $14,010, and equity-based compensation of $1,759 offset by amortization of retirement benefit adjustments of $1,188, net changes in assets and liabilities of $8,055, and other non-cash items such as gains on sales of fixed assets, deferred income taxes, and restructuring charges of $1,009.
Cash Flows from Investing Activities
Net cash used in investing activities for the first nine months of 2016 was $75,282, which includes a payment for a business acquisition of $73,063, net of cash acquired, $14,467 for capital expenditures and offset by proceeds from the sale of assets of $12,248.
Cash Flows from Financing Activities
Net cash provided by financing activities for the first nine months of 2016 was $2,073. These cash inflows were the result of net borrowings under our credit facility totaling $5,300 and windfall tax benefits from equity awards of $696 which were partially offset by dividend payments of $3,923.
Capital Resources
Long‑term debt was comprised of the following:

	As of
	September 30,	December 31,
	2016	2015
Revolving credit facility due in 2020	$96,000	$90,700
Weighted average interest rate	1.9%	1.5%
Amount available	$201,835	$106,985
Total credit facility	$300,000	$200,000
Standby letters of credit	$2,165	$2,315
Commitment fee percentage per annum	0.25%	0.25%

On August 10, 2015, CTS entered into a new five-year credit agreement (“Revolving Credit Facility”) with a group of banks in order to support CTS’ financing needs.  The Revolving Credit Facility originally provided for a credit line of $200,000. On May 23, 2016, CTS requested and received a $100,000 increase in the aggregate revolving credit commitments under its existing credit agreement, which increased the credit line from $200,000 to $300,000.
The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure of CTS to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  CTS was in compliance with all debt covenants at September 30, 2016.
CTS uses interest rate swaps to convert the revolving credit facility’s variable rate of interest into a fixed rate. In the second quarter of 2012, CTS entered into four separate interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, CTS entered into four additional interest rate swap agreements to fix interest rates on $25,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2016, CTS entered into three additional forward-starting interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods August 2017 to August 2020. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.
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
We reserve for estimated credit losses based on historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves have been approximately 0.2% to 0.3% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.
Inventories
We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.
Over the last three years, our reserves for excess and obsolete inventories have ranged from 17.5% to 20.4% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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
We test the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based upon our latest assessment, we determined that our goodwill was not impaired as of December 31, 2015, and there have been no further indicators of goodwill impairment since that time.
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
Significant Customers
Our net sales to customers representing at least 10% of total net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2016	2015	2016	2015
Honda Motor Co.	10.5%	11.7%	10.8%	10.5%
Toyota Motor Corporation	9.9%	10.3%	10.5%	9.5%
Cummins Inc.	9.5%	10.0%	9.8%	9.0%

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

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2015, CTS announced that its Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration. As shown in the following table, there were no stock repurchases during the quarter ended September 30, 2016.

(c)
			Total Number	(d)
	(a)		of Shares	Maximum Dollar Value
	Total Number of	(b)	Purchased as	of Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(2)

Balance at June 30, 2016				$17,554
July 1, 2016 - September 30, 2016	—	—	—	$—
Total	—	—	—	$17,554

Item 6.  Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Luis F. Machado	/s/ Ashish Agrawal
Luis F. Machado Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: October 28, 2016	Dated: October 28, 2016