Form 10-Q
period 2017-03-31
CTS CORP
filed 2017-04-27
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended March 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2017: 32,851,024.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net sales	$100,154	$96,705
Cost of goods sold	65,930	63,237
Gross Margin	34,224	33,468
Selling, general and administrative expenses	15,246	14,872
Research and development expenses	6,003	6,163
Restructuring and impairment charges	777	—
Loss (gain) on sale of assets	2	(3)
Operating earnings	12,196	12,436
Other income (expense):
Interest expense	(684)	(820)
Interest income	253	547
Other income (expense)	460	(198)
Total other income (expense)	29	(471)
Earnings before income taxes	12,225	11,965
Income tax expense	3,741	4,102
Net earnings	$8,484	$7,863
Earnings per share:
Basic	$0.26	$0.24
Diluted	$0.25	$0.24

Basic weighted – average common shares outstanding:	32,802	32,632
Effect of dilutive securities	560	373
Diluted weighted – average common shares outstanding	33,362	33,005

Cash dividends declared per share	$0.04	$0.04
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net earnings	$8,484	$7,863
Other comprehensive income (loss):
Changes in fair market value of derivatives, net of tax	760	294
Changes in unrealized pension cost, net of tax	816	908
Cumulative translation adjustment, net of tax	88	(409)
Other comprehensive income	$1,664	$793
Comprehensive earnings	$10,148	$8,656
 See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$121,819	$113,805
Accounts receivable, net	63,016	62,612
Inventories, net	30,954	28,652
Other current assets	11,431	10,638
Total current assets	227,220	215,707
Property, plant and equipment, net	83,268	82,111
Other Assets
Prepaid pension asset	48,114	46,183
Goodwill	61,744	61,744
Other intangible assets, net	62,833	64,370
Deferred income taxes	42,779	45,839
Other	1,737	1,743
Total other assets	217,207	219,879
Total Assets	$527,695	$517,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term notes payable	$1,006	$1,006
Accounts payable	41,937	40,046
Accrued payroll and benefits	7,590	11,369
Accrued liabilities	42,463	45,708
Total current liabilities	92,996	98,129
Long-term debt	94,000	89,100
Post-retirement obligations	7,008	7,006
Other long-term obligations	7,607	5,580
Total Liabilities	201,611	199,815
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock	303,736	302,832
Additional contributed capital	38,985	40,521
Retained earnings	418,149	410,979
Accumulated other comprehensive loss	(91,530)	(93,194)
Total shareholders’ equity before treasury stock	669,340	661,138
Treasury stock	(343,256)	(343,256)
Total shareholders’ equity	326,084	317,882
Total Liabilities and Shareholders’ Equity	$527,695	$517,697
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,484	$7,863
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,708	4,021
Pension and other post-retirement plan income	(417)	(427)
Stock-based compensation	880	282
Restructuring and impairment charges	777	—
Deferred income taxes	2,313	(1,067)
Loss (gain) on sales of fixed assets	2	(3)
Changes in assets and liabilities:
Accounts receivable	7	(8,122)
Inventories	(2,076)	966
Other assets	(16)	(3,330)
Accounts payable	942	1,647
Accrued payroll and benefits	(5,169)	2,584
Accrued expenses	(3,057)	(869)
Income taxes payable	248	735
Other liabilities	2,232	(1,398)
Pension and other post-retirement plans	(79)	(58)
Net cash provided by operating activities	9,779	2,824
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,806)	(2,877)
Proceeds from sale of assets	1	3
Payment for acquisition, net of cash acquired	—	(72,830)
Net cash used in investing activities	(3,805)	(75,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(373,000)	(521,300)
Proceeds from borrowings of long-term debt	377,900	571,900
Dividends paid	(1,310)	(1,303)
Taxes paid on behalf of equity award participants	(1,566)	(1,775)
Net cash provided by financing activities	2,024	47,522
Effect of exchange rate changes on cash and cash equivalents	16	(606)
Net increase (decrease) in cash and cash equivalents	8,014	(25,964)
Cash and cash equivalents at beginning of period	113,805	156,928
Cash and cash equivalents at end of period	$121,819	$130,964
Supplemental cash flow information:
Cash paid for interest	$529	$736
Cash paid for income taxes, net	$1,386	$5,407
See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
March 31, 2017
NOTE 1—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” "we", "our", "us" or the "Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.

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

Change in Estimate

Beginning in January 2017, we changed the method we use to calculate the service and interest cost components of net periodic benefit cost for our U.S. pension and other post-retirement benefit plans. Previously, we calculated the service and interest cost components using a single weighted-average discount rate derived from the yield curve to measure the benefit obligation at the beginning of the period. In 2017, we began using a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot-rates along the yield curve to the relevant projected cash flows. This approach better aligns each of the projected benefit cash flows to the corresponding spot rates on the yield curve, resulting in a more precise measurement of service and interest costs. The change in method will result in a decrease in the service and interest components of pension costs in 2017. Any decrease to these components as a result of adoption of this approach is equally offset by a decrease in the actuarial losses included in our accumulated other comprehensive loss, with no impact on the measurement of the benefit obligation. This change is accounted for prospectively as a change in accounting estimate.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the consolidated financial statements are issued.

NOTE 2 – Accounts Receivable
The components of accounts receivable are as follows:

	As of
	March 31,	December 31,
	2017	2016
Accounts receivable, gross	$63,176	$62,782
Less: Allowance for doubtful accounts	(160)	(170)
Accounts receivable, net	$63,016	$62,612

NOTE 3 – Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2017	2016
Finished goods	$7,005	$7,513
Work-in-process	11,661	9,596
Raw materials	19,277	17,680
Less: Inventory reserves	(6,989)	(6,137)
Inventories, net	$30,954	$28,652

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	March 31,	December 31,
	2017	2016
Land	$2,330	$2,330
Buildings and improvements	63,875	63,621
Machinery and equipment	216,636	213,198
Less: Accumulated depreciation	(199,573)	(197,038)
Property, plant and equipment, net	$83,268	$82,111

Depreciation expense for the three months ended March 31, 2017		$3,172
Depreciation expense for the three months ended March 31, 2016		$2,926

NOTE 5 – Retirement Plans

Pension Plans

Net pension income for our domestic and foreign plans was as follows:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net pension income	$(433)	$(392)

The components of net pension (income) expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Service cost	$—	$22	$12	$12
Interest cost	2,068	2,756	8	11
Expected return on plan assets (1)	(4,061)	(4,744)	(5)	7
Amortization of loss	1,446	1,498	38	34
Other cost due to retirement	61	12	—	—
(Income) expense, net	$(486)	$(456)	$53	$64

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Service cost	$1	$1
Interest cost	40	52
Amortization of gain	(25)	(38)
Post-retirement expense	$16	$15

NOTE 6 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$63,386	$(31,142)	$32,244
Patents	10,319	(10,319)	—
Technology and other intangibles	36,255	(7,866)	28,389
In process research and development	2,200	—	2,200
Other intangible assets, net	$112,160	$(49,327)	$62,833
Amortization expense for the three months ended March 31, 2017		$1,536

	As of
	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$63,386	$(30,318)	$33,068
Patents	10,319	(10,319)	—
Technology and other intangibles	36,715	(7,613)	29,102
In process research and development	2,200	—	2,200
Other intangible assets, net	$112,620	$(48,250)	$64,370
Amortization expense for the three months ended March 31, 2016		$1,095

Amortization expense remaining for other intangible assets is as follows:

Amortization expense
2017	$4,528
2018	5,956
2019	5,947
2020	5,947
2021	5,867
Thereafter	34,588
Total amortization expense	$62,833

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as a separate component of Operating earnings.

Total restructuring charges, all related to the June 2016 Plan described below, were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Restructuring and impairment charges	777	—

In June 2016, we announced plans to restructure operations by phasing out production at the Elkhart facility by mid-2018 and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes will also occur in various other locations. The cost of the plan is expected to be approximately $12,300 and will impact approximately 230 employees. The total restructuring liability related to severance and other one-time benefit arrangements under the June 2016 Plan was $1,722 at March 31, 2017 and $1,739 at December 31, 2016. Additional costs related to line movements, asset impairment and equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through March 31, 2017:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	March 31, 2017
Workforce reduction	3,075	2,581
Equipment relocation	7,925	822
Other charges	1,300	422
Restructuring and impairment charges	12,300	3,825

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify its business model and rationalize our global footprint (“April 2014 Plan”).  These restructuring actions, which were completed during 2015, impacted approximately 120 positions. The remaining restructuring liability related to the April 2014 Plan was $429 at March 31, 2017 and $423 at December 31, 2016.

The following table displays the restructuring liability activity for all plans for the three months ended March 31, 2017:

Combined Plans
Restructuring liability at January 1, 2017	$2,162
Restructuring and impairment charges	777
Cost paid	(795)
Other activity (1)	7
Restructuring liability at March 31, 2017	$2,151
(1) Other activity includes the effects of currency translation and other charges that do not flow through restructuring expense.

NOTE 8 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	March 31,	December 31,
	2017	2016
Accrued product related costs	$5,217	$5,556
Accrued income taxes	10,209	9,826
Accrued property and other taxes	1,853	1,917
Accrued professional fees	1,341	1,633
Dividends payable	1,314	1,309
Remediation reserves	17,922	18,176
Other accrued liabilities	4,607	7,291
Total accrued liabilities	$42,463	$45,708

NOTE 9 – Contingencies

Certain processes in the manufacture of our current and past products create by-products classified as hazardous waste. We have been notified by the U.S. Environmental Protection Agency, state environmental agencies, and in some cases, groups of potentially responsible parties, that we may be potentially liable for environmental contamination at several sites currently and formerly owned or operated by us. Some sites, such as Asheville, North Carolina and Mountain View, California, are designated National Priorities List sites under the U.S. Environmental Protection Agency’s Superfund program. We reserve for probable remediation activities and for claims and proceedings against us with respect to other environmental matters. We record reserves on an undiscounted basis. In the opinion of management, based upon presently available information relating to such matters, adequate provision for probable and estimable costs have been recorded. We do not have any known environmental obligations where a loss is probable or reasonably possible of occurring for which we do not have a reserve, nor do we have any amounts for which we have not reserved because the amount of the loss cannot be reasonably estimated. Due to the inherent nature of environmental obligations, we cannot provide assurance that our ultimate environmental liability will not materially exceed the amount of its current reserve. Our reserve and disclosures will be adjusted accordingly if additional information becomes available in the future.
A roll forward of remediation reserves included in accrued liabilities on the balance sheet is comprised of the following:

	March 31, 2017	December 31, 2016
Balance at beginning of period	$18,176	$20,603
Remediation expense	97	556
Remediation payments	(351)	(2,983)
Balance at end of the period	$17,922	$18,176

Unrelated to the environmental claims described above, certain other claims are pending against us with respect to matters arising out of the ordinary conduct of our business. Although the ultimate outcome of any potential litigation resulting from these claims cannot be predicted with certainty, and some may be disposed of unfavorably to us, we believe that adequate provision for anticipated costs have been established based upon all presently available information. Except as noted herein, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 10 - Debt

Long-term debt was comprised of the following:

	As of
	March 31,	December 31,
	2017	2016
Revolving credit facility due in 2020	$94,000	$89,100
Weighted average interest rate	2.0%	1.9%
Amount available	$203,835	$208,735
Total credit facility	$300,000	$300,000
Standby letters of credit	$2,165	$2,165
Commitment fee percentage per annum	0.25%	0.25%

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

The Revolving Credit Facility includes a swing line sublimit of $15,000 and a letter of credit sublimit of $10,000.  Borrowings under the Revolving Credit Facility bear interest, at our option, at the base rate plus the applicable margin for base rate loans or LIBOR plus the applicable margin for LIBOR loans.  We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility.  The commitment fee ranges from 0.20% to 0.40% based on the our total leverage ratio.

The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at March 31, 2017.  The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the Revolving Credit Facility fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that is being amortized using the straight-line method over the life of the debt. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings. Amortization expense was approximately $46 and $32 for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Foreign Currency Hedges
In January of 2016, we began using forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value. At least quarterly, we assess the effectiveness of these hedging relationships based on the total change in their fair value using regression analysis. The effective portion of derivative gains and losses are recorded in accumulated other comprehensive income (loss) until the hedged transaction affects earnings upon settlement, at which time they are reclassified to cost of goods sold or net sales. Ineffectiveness is recorded in other income (expense) in our Condensed Consolidated Statement of Earnings. If it becomes probable that an anticipated transaction that is hedged will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive income (loss) to other income (expense).
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At March 31, 2017, we had a net unrealized gain of $486 in accumulated other comprehensive income, of which $482 is expected to be reclassified to income within the next 12 months. At March 31, 2016 we had a net unrealized gain of $378 in accumulated other comprehensive income (loss). The notional amount of foreign currency forward contracts outstanding was $16.5 million at March 31, 2017.

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
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive income (loss). The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income (loss) that is expected to be reclassified into earnings within the next twelve months is approximately $64.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2017, are shown in the following table:

	As of
	March 31,	December 31,
	2017	2016
Foreign currency hedges reported in Accrued liabilities	$—	$601
Foreign currency hedges reported in Other current assets	$522	$—
Interest rate swaps reported in Other current assets	$64	$2
Interest rate swaps reported in Other assets	$758	$751

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $548 and foreign currency derivative liabilities of $26.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Foreign Exchange Contracts:
Loss recognized in Net Sales	$(2)	$(7)
(Loss) gain recognized in Cost of Goods Sold	(144)	1
(Loss) gain recognized in Selling, General and Administrative expense	(3)	4
Loss recognized in Other (expenses) income	(8)	6

Interest Rate Swaps:
Benefit recorded in Interest Expense	$—	$152
Total	$(157)	$156

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

Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized.  Amounts reclassified to income from AOCI are included in net periodic pension income / (expense).  Further information related to our pension obligations is included in Note 5 – Retirement Plans.

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains for the three months ended March 31, 2017 were $395 and transaction losses for the three months ended March 31, 2016 were $231, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended March 31, 2017, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2016	in OCI	to Income	2017
Changes in fair market value of hedges:
Gross	$116	$1,042	$150	$1,308
Income tax benefit	(42)	(378)	(54)	(474)
Net	74	664	96	834

Changes in unrealized pension cost:
Gross	(151,618)	—	1,296	(150,322)
Income tax expense (benefit)	60,672	—	(480)	60,192
Net	(90,946)	—	816	(90,130)

Cumulative translation adjustment:
Gross	(2,414)	86	—	(2,328)
Income tax expense	92	2	—	94
Net	(2,322)	88	—	(2,234)
Total accumulated other comprehensive (loss) income	$(93,194)	$752	$912	$(91,530)

The components of accumulated other comprehensive (loss) income for the three months ended March 31, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2015	in OCI	to Income	2016
Changes in fair market value of hedges:
Gross	$(768)	$242	$231	$(295)
Income tax expense (benefit)	289	(91)	(88)	110
Net	(479)	151	143	(185)

Changes in unrealized pension cost:
Gross	(161,719)	—	1,451	(160,268)
Income tax expense (benefit)	64,361	—	(543)	63,818
Net	(97,358)	—	908	(96,450)

Cumulative translation adjustment:
Gross	(1,279)	(406)	—	(1,685)
Income tax expense (benefit)	111	(3)	—	108
Net	(1,168)	(409)	—	(1,577)
Total accumulated other comprehensive (loss) income	$(99,005)	$(258)	$1,051	$(98,212)

NOTE 13 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 31,	December 31,
	2017	2016
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,544,741	56,456,516
Shares outstanding	32,850,719	32,762,494
Treasury stock
Shares held	23,694,022	23,694,022

No common stock repurchases were made during the three months ended March 31, 2017. Through March 31, 2017, we had purchased an aggregate of $7,446 under a previously board-authorized share repurchase plan allowing for up to $25,000 in stock repurchases. Approximately $17,554 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Balance at the beginning of the year	32,762,494	32,548,477
Repurchases	—	—
Shares issued upon exercise of stock options	—	—
Restricted share issuances	88,225	210,166
Balance at the end of the period	32,850,719	32,758,643

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive at March 31, 2017 and March 31, 2016 were 88,592 and 83,148, respectively.

NOTE 14 - Stock-Based Compensation

At March 31, 2017, we had four active stock-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”).  Future grants can only be made under the 2014 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Service-Based RSUs	$550	$512
Performance-Based RSUs	384	(182)
Cash-settled RSUs	$(54)	$(48)
Total	$880	$282
Income tax benefit	$331	$106

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	compensation	Weighted-
	expense at	average
	March 31, 2017	period
Service-Based RSUs	$1,790	1.36
Performance-Based RSUs	3,810	2.20
Total	$5,600	1.93

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of March 31, 2017:

	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	315,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	747,417	156,022	78,947	25,985
Maximum potential awards outstanding	1,062,417	156,022	78,947	25,985
RSUs and cash settled awards vested and released	157,212	—	—	—
Awards available for grant	280,371	—	—	—
Stock Options

We have no stock options exercisable or outstanding as of March 31, 2017, other than the performance-based stock options described below.

Performance-Based Stock Options

During 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 350,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain employees under the 2014 Plan, of which 315,000 remain outstanding after considering forfeitures.  The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our four-fiscal-quarter trailing periods (as determined by the Committee) during the term.  We have not recognized any expense on these Performance-Based Option Awards for the three-month periods ended March 31, 2017 and 2016, since the revenue target was not deemed likely to be attained based on our current forecast.
Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity as of and for the three months ended March 31, 2017:

	Three Months Ended
	March 31, 2017
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	554,478	$13.37
Granted	33,040	23.00
Vested and released	(114,847)	15.11
Forfeited	(2,536)	17.46
Outstanding at March 31, 2017	470,135	$13.59
Releasable at March 31, 2017	304,883	$11.38

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity as of and for the three months ended March 31, 2017:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	201,900	$16.48
Granted	123,919	23.83
Attained by performance	15,285	21.66
Released	(41,264)	21.66
Forfeited	(15,070)	21.66
Outstanding at March 31, 2017	284,770	$18.99
Releasable at March 31, 2017	2,011	$21.66

The following table summarizes each grant of performance awards outstanding at March 31, 2017.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2015 - 2017 Performance RSUs	February 5, 2015	2017	35% RTSR, 35% sales growth, 30% cash flow	62,000	124,000
2016 - 2018 Performance RSUs	February 16, 2016	2018	35% RTSR, 35% sales growth, 30% cash flow	92,840	185,680
2017 - 2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% cash flow	78,341	156,682
2017 - 2019 Performance RSUs	February 9, 2017	2018 - 2020	Operating Income	45,578	45,578
Single Crystal Performance RSUs	March 31, 2016	2018	Various	4,000	8,000

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At March 31, 2017 and March 31, 2016 we had 16,285 and 12,074 cash-settled RSUs outstanding, respectively. At March 31, 2017 and March 31, 2016, liabilities of $115 and $46, respectively were included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

NOTE 15 — Fair Value Measurements

We use interest rate swaps to convert our line revolving credit facility’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.

The table below summarizes our financial assets that were measured at fair value on a recurring basis at March 31, 2017:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	March 31,	Instruments	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$822	$—	$822	$—
Foreign currency hedges	$522	$—	$522	$—

The table below summarizes the financial assets (liabilities) that were measured at fair value on a recurring basis as of December 31, 2016:

Quoted
	Asset	Prices
	(Liability)	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$753	$—	$753	$—
Foreign currency hedges	$(601)	$—	$(601)	$—

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
The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
	Rate Swaps	Hedges
Balance at January 1, 2016	$(768)	$—
Settled in cash	—	54
Included in earnings	928	(18)
Included in other comprehensive earnings	593	(637)
Balance at December 31, 2016	$753	$(601)
Settled in cash	—	(157)
Included in earnings	—	157
Included in other comprehensive earnings	69	1,123
Balance at March 31, 2017	$822	$522

Our long-term debt consists of the Revolving Credit Facility which is recorded at its carrying value. There is a readily determinable market for our long-term debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our long-term debt under the Revolving Credit Facility.

NOTE 16 — Income Taxes
The effective tax rates for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Effective tax rate	30.6%	34.3%

Our effective income tax rate was 30.6% and 34.3% in the first quarter of 2017 and 2016, respectively. The tax rate in the first quarter 2017 was lower than the U.S. statutory tax rate due primarily to tax benefits recorded upon vesting of restricted stock units and favorable tax rates on foreign earnings, offset by the impact of state taxes, tax expense for withholding taxes on the anticipated distribution of earnings in China, and other various permanent items.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three months ended March 31, 2017, and March 31, 2016, we recorded $176 and $184, respectively, of interest or penalties in income tax expense.

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

With the CTG-AM acquisition, we gain technology and proprietary manufacturing methods that expand its offering of piezoelectric materials. This allows us to become the leading large-scale commercial producer of both single crystal materials and traditional piezoelectric ceramics.
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

We incurred $804 in transaction related costs during in the year ended December 31, 2016. These costs are included in selling, general, and administrative costs in our Condensed Consolidated Statement of Earnings.

Results of operations for CTG-AM are included in our consolidated condensed financial statements beginning on March 11, 2016. The amount of net sales and net loss from CTG-AM in the quarter ended March 31, 2016 that have been included in the Condensed Consolidated Statement of Earnings are as follows:

For the period March 11, 2016 through March 31, 2016
Net sales	$758
Net earnings	$(64)

NOTE 18 — Recent Accounting Pronouncements
ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost"
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and net Periodic Post-retirement Benefit Cost". This ASU is meant to improve the presentation of net periodic pension and net periodic post-retirement benefits costs. Currently, pension and post-retirement benefit costs are comprised of several components reflecting the different aspects of an employer's financial arrangements and cost of providing benefits to employees. These components are aggregated for reporting, but prior guidance does not prescribe where the net cost should be presented in the income statement or capitalized in assets. This ASU requires disaggregation of the service cost component from other components of net benefit cost and provides explicit guidance on how to present the service cost and other components in the income statement, allowing only the service cost component of net benefit costs to be eligible for capitalization. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. These amendments should be applied retrospectively for the presentation of the service cost and other components of net periodic pension and net post-retirement benefit cost in the income statement and prospectively for the capitalization of the service cost and net periodic pension cost and periodic post-retirement benefit in assets. This ASU is not expected to have a material impact on our financial statements because the service cost component of our pension cost is expected to be immaterial to our financial results on a prospective basis.
ASU 2017-04 "Intangibles -Goodwill and Other (Topic 305): Simplifying the Test for Goodwill Impairment"
In January 2017, the FASB issued ASU No. 2017-04 "Intangibles - Goodwill and Other (Topic 305): Simplifying the Test for Goodwill Impairment". This ASU is meant to simplify the subsequent measurement of goodwill for impairment by eliminating the current Step 2 analysis in computing the implied fair value of goodwill. In addition, this ASU requires an entity to consider income tax effects on any tax deductible goodwill on the carrying amount of the reporting unit when measuring an impairment loss, if applicable. Under this ASU, impairment is determined by comparing the reporting unit's fair value to the carrying value. This amendment is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this guidance to have an impact on our financial statements.

ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of Business"
In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of Business". This ASU is meant to clarify the definition of a business to add guidance when determining when an acquisition or disposal should be accounted for as a sale of assets or business. This ASU provides a more robust framework to use in determining when a set of assets or activities should be classified as a business, providing more consistency in accounting for business or asset acquisitions. This ASU is effective for public companies, for fiscal years beginning after December 15, 2017, including interim periods within those periods. The ASU will be applied prospectively.
ASU 2016-16 "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory"
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory". This ASU is meant to improve the accounting for the income tax effect of intra-entity transfers of assets other than inventory. Currently, US GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers until the asset is sold to a third party. This ASU will now require companies to recognize the income tax effect of an intra-entity asset transfer (other than inventory) when the transaction occurs. This ASU is effective for public companies, for fiscal years beginning after December 15, 2019 and interim periods within those annual reporting periods. Early adoption is permitted and is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This guidance is not expected to have a material impact on our consolidated financial statements.
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
The liability recorded for a lease is meant to recognize the lease payments and the asset as a right to use the underlying asset for the lease, including optional periods if it is reasonably certain the option will be exercised. Recording of the liability should be based on the present value of the lease payments. If a lease term is less than twelve months, a company is allowed to elect not to record the asset and liability. Expense related to these leases are to be amortized straight-line over the expected term of the lease.
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
The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those periods. Early adoption is allowed. We have not yet commenced the process for evaluating the impact of this ASU on our financial statements, and therefore it's impact has not yet been determined.
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
This update can either be applied under a cumulative effect or retrospective method. We are in the process of reviewing customer contracts and agreements to determine the potential effects of the standard based on our revenue streams and current revenue recognition practices. Following review of customer contracts, we will summarize contract terms, reference the findings to the applicable new guidance, determine the financial statement impact, and then update policies and controls to ensure application of the new provisions will be applied consistently throughout the Company. While the impact of the adoption of this ASU has not yet been determined, we expect there to be minor differences in the timing of revenue recognition, due primarily to changes in how variable consideration is estimated. The Company expects to adopt the provisions of this standard using the modified retrospective approach, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption. The Company will adopt ASU 2014-09 effective January 1, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
(in thousands, except percentages and per share amounts)

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
CTS Corporation (“CTS”, “we”, “our” or “us”) is a leading designer and manufacturer of products that Sense, Connect and Move. We manufacture sensors, actuators and electronic components in North America, Europe, and Asia, and supply these products to OEMs in the aerospace, communications, defense, industrial, information technology, medical and transportation markets.
Results of Operations: First Quarter 2017 versus First Quarter 2016

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2017, and March 31, 2016:

	Three Months Ended			Percent of	Percent of
	March 31,	March 31,	Percent	Net Sales –	Net Sales –
	2017	2016	Change	2017	2016
Net sales	$100,154	$96,705	3.6	100.0	100.0
Cost of goods sold	65,930	63,237	4.3	65.8	65.4
Gross margin	34,224	33,468	2.3	34.2	34.6
Selling, general and administrative expenses	15,246	14,872	2.5	15.2	15.4
Research and development expenses	6,003	6,163	(2.6)	6.0	6.4
Restructuring and impairment charges	777	—	—	0.8	—
Loss (gain) on sale of assets	2	(3)	—	—	—
Total operating expenses	22,028	21,032	4.7	22.0	21.8
Operating earnings	12,196	12,436	(1.9)	12.2	12.9
Total other income (expense)	29	(471)	(106.2)	—	(0.5)
Earnings before income taxes	12,225	11,965	2.2	12.2	12.4
Income tax expense	3,741	4,102	(8.8)	3.7	4.2
Net earnings	$8,484	$7,863	7.9	8.5	8.2
Earnings per share:
Diluted net earnings per share	$0.25	$0.24

Sales of $100,154 in the first quarter of 2017 increased $3,449 or 3.6% from the first quarter of 2016. Sales to automotive markets increased $242 driven by higher volumes which were partially offset by unfavorable foreign exchange impact.  Other sales increased $3,207 due to the addition of sales from the single crystal acquisition and higher demand for electronic components in certain end markets.  Changes in foreign exchange rates reduced sales by $853 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 34.2% in the first quarter of 2017 compared to 34.6% in the first quarter of 2016. The decrease in gross margin was driven mainly by certain production rework issues that were resolved during the quarter.
Selling, general and administrative expenses were $15,246 or 15.2% of sales in the first quarter of 2017 versus $14,872 or 15.4% of sales in the comparable quarter of 2016. The increase was primarily attributable to incremental costs resulting from the 2016 single crystal acquisition, including amortization of intangibles, and the timing of certain expenses.
Research and development expenses were $6,003 or 6.0% of sales in the first quarter of 2017 compared to $6,163 or 6.4% of sales in the comparable quarter of 2016. The decrease was due to timing of projects, which relate to our continued investment in new products to drive organic growth. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
Restructuring and impairment charges were $777 or 0.8% of sales in the first quarter 2017. The charges are mainly for severance, equipment relocation and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan announced in June 2016. There were no restructuring and impairment charges in the comparable prior year quarter.
Operating earnings were $12,196 or 12.2% of sales in the first quarter of 2017 compared to operating earnings of $12,436 or 12.9% of sales in the comparable quarter of 2016 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Interest expense	$(684)	$(820)
Interest income	253	547
Other income (expense)	460	(198)
Total other income (expense)	$29	$(471)
Interest expense decreased in the first quarter of 2017 versus the same quarter of 2016 primarily as a result of a reduction in interest related to interest rate swaps.  Interest income decreased due to lower cash balances. Other income in the first quarter of 2017 was principally driven by foreign currency translation gains, mainly due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the quarter.

	Three Months Ended
	March 31,	March 31,
	2017	2016
Effective tax rate	30.6%	34.3%

Our effective income tax rate was 30.6% and 34.3% in the first quarter of 2017 and 2016, respectively. The decrease in the tax rate was primarily driven by favorable discrete tax items, largely as a result of tax benefits recorded upon vesting of restricted stock units.

Liquidity and Capital Resources

Cash and cash equivalents were $121,819 at March 31, 2017, and $113,805 at December 31, 2016, of which $120,239 and $112,736, respectively, were held outside the United States. The increase in cash and cash equivalents of $8,014 was primarily driven by cash generated from operating activities of $9,779. Total long-term debt was $94,000 as of March 31, 2017 and $89,100 as of December 31, 2016. Total debt as a percentage of total capitalization, defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders' equity, was 22.6% at March 31, 2017, compared to 22.1% at December 31, 2016.

Working capital increased by $16,646 during the three months ended March 31, 2017, primarily due to an increase in cash and cash equivalents of $8,014 and a decrease in accrued liabilities of $7,024.
Cash Flows from Operating Activities
Net cash provided by operating activities was $9,779 during the first three months of 2017. Components of net cash provided by operating activities included net earnings of $8,484, depreciation and amortization expense of $4,708, stock-based compensation of $880 and other non-cash items including losses on sales of fixed assets, deferred income taxes, and restructuring charges of $3,092, offset by net changes in assets and liabilities of $6,968 and pension and other post-retirement plan income of $417.
Cash Flows from Investing Activities
Net cash used in investing activities for the first three months of 2017 was $3,805, driven almost entirely by capital expenditures.

Cash Flows from Financing Activities
Net cash provided by financing activities for the first three months of 2017 was $2,024. These cash inflows were the result of net borrowings under our credit facility totaling $4,900 offset by taxes paid on behalf of employees for equity awards in the amount of $1,566 and dividend payments of $1,310.
Capital Resources
Long‑term debt was comprised of the following:

	As of
	March 31,	December 31,
	2017	2016
Revolving credit facility due in 2020	$94,000	$89,100
Weighted average interest rate	2.0%	1.5%
Amount available	$203,835	$208,735
Total credit facility	$300,000	$300,000
Standby letters of credit	$2,165	$2,165
Commitment fee percentage per annum	0.25%	0.25%

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
The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at March 31, 2017.
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
Accounts Receivable
We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,

•	Ongoing credit evaluations of current customers,

•	Credit limits and payment terms based on available credit information,

•	Adjustments to credit limits based upon payment history and the customer's current credit worthiness,

•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers, and;

•	Limited credit insurance on the majority of our international receivables.
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
Over the last three years, our reserves for excess and obsolete inventories have ranged from 18.4% to 19.5% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified as of March 31, 2017.
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
Significant Customers
Our net sales to customers representing at least 10% of total net sales were as follows:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Cummins Inc.	12.9%	10.4%
Toyota Motor Corporation	10.8%	10.7%
Honda Motor Co.	9.8%	11.7%

Forward‑Looking Statements
This document contains statements that are, or may be deemed to be, forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward‑looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward‑looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward‑looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters as well as any product liability claims; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these and other risks and uncertainties are discussed in further detail in Item 1A. of CTS' Annual Report on Form 10‑K for the fiscal year ended December 31, 2016. We undertake no obligation to publicly update our forward‑looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since December 31, 2016.

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended March 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors
There have been no significant changes to our risk factors since December 31, 2016.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2015, we announced that our Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration. As shown in the following table, there were no stock repurchases during the quarter ended March 31, 2017.

(c)
			Total Number	(d)
	(a)		of Shares	Maximum Dollar Value
	Total Number of	(b)	Purchased as	of Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(2)

Balance at December 31, 2016				$17,554
January 1, 2017 - March 31, 2017	—	—	—	$—
Total	—	—	—	$17,554

Item 6.  Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Luis F. Machado	/s/ Ashish Agrawal
Luis F. Machado Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: April 27, 2017	Dated: April 27, 2017