Form 10-Q
period 2017-06-30
CTS CORP
filed 2017-07-27
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2017: 32,933,326.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net sales	$105,686	$98,693	$205,840	$195,398
Cost of goods sold	69,892	64,236	135,822	127,472
Gross Margin	35,794	34,457	70,018	67,926
Selling, general and administrative expenses	15,809	15,764	31,055	30,411
Research and development expenses	6,049	5,967	12,052	12,130
Restructuring charges	729	206	1,507	206
(Gain) loss on sale of assets	(1)	(11,577)	1	(11,351)
Operating earnings	13,208	24,097	25,403	36,530
Other income (expense):
Interest expense	(752)	(1,009)	(1,436)	(1,829)
Interest income	298	331	551	879
Other income (expense)	1,170	(1,240)	1,631	(1,436)
Total other income (expense)	716	(1,918)	746	(2,386)
Earnings before income taxes	13,924	22,179	26,149	34,144
Income tax expense	3,958	7,692	7,699	11,794
Net earnings	$9,966	$14,487	$18,450	$22,350
Earnings per share:
Basic	0.30	0.44	0.56	0.68
Diluted	0.30	0.44	0.55	0.67

Basic weighted – average common shares outstanding:	32,890	32,759	32,846	32,695
Effect of dilutive securities	461	466	493	485
Diluted weighted – average common shares outstanding	33,351	33,225	33,339	33,180

Cash dividends declared per share	0.04	0.04	0.08	0.08
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net earnings	$9,966	$14,487	$18,450	$22,350
Other comprehensive income (loss):
Changes in fair market value of derivatives, net of tax	(152)	(67)	608	227
Changes in unrealized pension cost, net of tax	942	947	1,758	1,855
Cumulative translation adjustment, net of tax	200	(317)	288	(726)
Other comprehensive income	$990	$563	$2,654	$1,356
Comprehensive earnings	$10,956	$15,050	$21,104	$23,706
 See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$107,814	$113,805
Accounts receivable, net	66,737	62,612
Inventories, net	36,094	28,652
Other current assets	11,925	10,638
Total current assets	222,570	215,707
Property, plant and equipment, net	85,174	82,111
Other Assets
Prepaid pension asset	50,107	46,183
Goodwill	69,582	61,744
Other intangible assets, net	69,059	64,370
Deferred income taxes	40,373	45,839
Other	1,525	1,743
Total other assets	230,646	219,879
Total Assets	$538,390	$517,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term notes payable	$1,059	$1,006
Accounts payable	42,660	40,046
Accrued payroll and benefits	8,631	11,369
Accrued liabilities	42,213	45,708
Total current liabilities	94,563	98,129
Long-term debt	92,800	89,100
Post-retirement obligations	6,913	7,006
Other long-term obligations	7,634	5,580
Total Liabilities	201,910	199,815
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock	304,715	302,832
Additional contributed capital	38,764	40,521
Retained earnings	426,797	410,979
Accumulated other comprehensive loss	(90,540)	(93,194)
Total shareholders’ equity before treasury stock	679,736	661,138
Treasury stock	(343,256)	(343,256)
Total shareholders’ equity	336,480	317,882
Total Liabilities and Shareholders’ Equity	$538,390	$517,697
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Six Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,450	$22,350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,673	8,925
Pension and other post-retirement plan income	(893)	(794)
Stock-based compensation	1,687	967
Deferred income taxes	4,497	2,877
Loss (gain) on sales of fixed assets	1	(11,351)
Loss on foreign currency hedges, net of cash	73	43
Changes in assets and liabilities:
Accounts receivable	(1,950)	(5,805)
Inventories	(4,737)	842
Other assets	(76)	(2,115)
Accounts payable	1,616	169
Accrued payroll and benefits	(4,735)	3,553
Accrued expenses	(1,944)	(2,594)
Income taxes payable	(347)	800
Other liabilities	2,115	(1,466)
Pension and other post-retirement plans	(159)	(175)
Net cash provided by operating activities	23,271	16,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,110)	(7,483)
Proceeds from sale of assets	1	12,237
Payments for acquisitions, net of cash acquired	(19,265)	(73,063)
Net cash used in investing activities	(28,374)	(68,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(790,600)	(1,462,100)
Proceeds from borrowings of long-term debt	794,300	1,482,200
Dividends paid	(2,624)	(2,612)
Taxes paid on behalf of equity award participants	(1,569)	(1,775)
Net cash (used in) provided by financing activities	(493)	15,713
Effect of exchange rate changes on cash and cash equivalents	(395)	(646)
Net decrease in cash and cash equivalents	(5,991)	(37,016)
Cash and cash equivalents at beginning of period	113,805	156,928
Cash and cash equivalents at end of period	$107,814	$119,912
Supplemental cash flow information:
Cash paid for interest	$1,053	$1,547
Cash paid for income taxes, net	$3,515	$8,703
See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
June 30, 2017
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

NOTE 2 – Accounts Receivable
The components of accounts receivable are as follows:

	As of
	June 30,	December 31,
	2017	2016
Accounts receivable, gross	$66,918	$62,782
Less: Allowance for doubtful accounts	(181)	(170)
Accounts receivable, net	$66,737	$62,612

NOTE 3 – Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2017	2016
Finished goods	$8,042	$7,513
Work-in-process	13,684	9,596
Raw materials	21,552	17,680
Less: Inventory reserves	(7,184)	(6,137)
Inventories, net	$36,094	$28,652

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	June 30,	December 31,
	2017	2016
Land	$2,635	$2,330
Buildings and improvements	64,309	63,621
Machinery and equipment	220,995	213,198
Less: Accumulated depreciation	(202,765)	(197,038)
Property, plant and equipment, net	$85,174	$82,111

Depreciation expense for the six months ended June 30, 2017		$6,524
Depreciation expense for the six months ended June 30, 2016		$6,308

NOTE 5 – Retirement Plans

Pension Plans

Net pension income for our domestic and foreign plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net pension income	$(491)	$(402)	$(924)	$(794)

The components of net pension (income) expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Service cost	$—	$22	$12	$13
Interest cost	2,068	2,756	9	11
Expected return on plan assets (1)	(4,060)	(4,744)	(5)	7
Amortization of loss	1,446	1,498	39	35
(Income) expense, net	$(546)	$(468)	$55	$66

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Service cost	—	$44	$24	$25
Interest cost	4,136	5,512	17	22
Expected return on plan assets (1)	(8,121)	(9,488)	(10)	14
Amortization of loss	2,892	2,996	77	69
Other cost due to retirement	61	12	—	—
(Income) expense, net	(1,032)	(924)	108	130
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Service cost	$—	$1	$1	$2
Interest cost	40	52	80	104
Amortization of gain	(25)	(37)	(50)	(75)
Post-retirement expense	$15	$16	$31	$31

NOTE 6 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$63,386	$(31,972)	$31,414
Patents	10,319	(10,319)	—
Technology and other intangibles	44,093	(8,648)	35,445
In process research and development	2,200	—	2,200
Other intangible assets, net	$119,998	$(50,939)	$69,059
Amortization expense for the three months ended June 30, 2017		$1,613
Amortization expense for the six months ended June 30, 2017		$3,149

	As of
	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$63,386	$(30,318)	$33,068
Patents	10,319	(10,319)	—
Technology and other intangibles	36,715	(7,613)	29,102
In process research and development	2,200	—	2,200
Other intangible assets, net	$112,620	$(48,250)	$64,370
Amortization expense for the three months ended June 30, 2016		$1,522
Amortization expense for the six months ended June 30, 2016		$2,617

Amortization expense remaining for other intangible assets is as follows:

Amortization expense
2017	$3,414
2018	6,756
2019	6,747
2020	6,747
2021	6,668
Thereafter	38,727
Total amortization expense	$69,059

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as a separate component of Operating earnings.

Total restructuring charges, all related to the June 2016 Plan described below, were as follows:

	Three Months Ended
	June 30, 2017	June 30, 2016
Restructuring charges	729	206

	Six Months Ended
	June 30, 2017	June 30, 2016
Restructuring charges	1,507	206

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart facility by mid-2018 and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes will also occur in various other locations. The cost of the plan is expected to be approximately $12,300 and will impact approximately 230 employees. The total restructuring liability related to severance and other one-time benefit arrangements under the June 2016 Plan was $1,522 at June 30, 2017 and $1,739 at December 31, 2016. Additional costs related to line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through June 30, 2017:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	June 30, 2017
Workforce reduction	3,075	2,687
Equipment relocation	7,925	1,522
Other charges	1,300	345
Total restructuring charges	12,300	4,554

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify its business model and rationalize our global footprint (“April 2014 Plan”).  These restructuring actions, which were completed during 2015, impacted approximately 120 positions. The remaining restructuring liability related to the April 2014 Plan was $441 at June 30, 2017 and $423 at December 31, 2016. The following table displays the restructuring liability activity for all plans for the six months ended June 30, 2017:

Combined Plans
Restructuring liability at January 1, 2017	$2,162
Restructuring charges	1,507
Cost paid	(1,751)
Other activity (1)	45
Restructuring liability at June 30, 2017	$1,963
(1) Other activity includes the effects of currency translation and other charges that do not flow through restructuring expense.

NOTE 8 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	June 30,	December 31,
	2017	2016
Accrued product related costs	$5,274	$5,556
Accrued income taxes	9,542	9,826
Accrued property and other taxes	1,615	1,917
Accrued professional fees	1,413	1,633
Dividends payable	1,318	1,309
Remediation reserves	18,357	18,176
Other accrued liabilities	4,694	7,291
Total accrued liabilities	$42,213	$45,708

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

A roll forward of remediation reserves included in accrued liabilities on the balance sheet is comprised of the following:

	June 30, 2017	December 31, 2016
Balance at beginning of period	$18,176	$20,603
Remediation expense	130	556
Net remediation reimbursements (payments)	51	(2,983)
Balance at end of the period	$18,357	$18,176

During the quarter ended June 30, 2017, we received a reimbursement of remediation costs under a cost-allocation agreement that we entered into with an unrelated party in the amount of $811. This reimbursement has been reflected in the net remediation reimbursements above.

Unrelated to the environmental claims described above, certain other claims are pending against us with respect to matters arising in the ordinary conduct of our business. Although the ultimate outcome of any potential litigation resulting from these claims cannot be predicted with certainty, and some may be disposed of unfavorably to us, we believe that adequate provision for anticipated costs have been established based upon all presently available information. Except as noted herein, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 10 - Debt

Long-term debt was comprised of the following:

	As of
	June 30,	December 31,
	2017	2016
Revolving credit facility due in 2020	$92,800	$89,100
Weighted average interest rate	2.2%	1.9%
Amount available	$205,135	$208,735
Total credit facility	$300,000	$300,000
Standby letters of credit	$2,065	$2,165
Commitment fee percentage per annum	0.25%	0.25%

On August 10, 2015, we entered into a new five-year credit agreement (“Revolving Credit Facility”) with a group of banks in order to support our financing needs.  The Revolving Credit Facility originally provided for a credit line of $200,000. On May 23, 2016, we requested and received a $100,000 increase in the aggregate revolving credit commitments under the existing credit agreement, which increased the credit line from $200,000 to $300,000.

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

The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at June 30, 2017.  The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the Revolving Credit Facility fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that is being amortized using the straight-line method over the life of the debt. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings. Amortization expense was approximately $46 and $38 for the three months ended June 30, 2017 and June 30, 2016, respectively, and approximately $93 and $70 for the six months ended June 30, 2017 and June 30, 2016, respectively.

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
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2017, we had a net unrealized gain of $428 in accumulated other comprehensive income, of which $428 is expected to be reclassified to income within the next 12 months. At June 30, 2016 we had a net unrealized gain of $77 in accumulated other comprehensive income (loss). The notional amount of foreign currency forward contracts outstanding was $11.5 million at June 30, 2017.

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
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive income (loss). The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income (loss) that is expected to be reclassified into earnings within the next twelve months is approximately $114.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2017, are shown in the following table:

	As of
	June 30,	December 31,
	2017	2016
Foreign currency hedges reported in Accrued liabilities	$—	$601
Foreign currency hedges reported in Other current assets	$390	$—
Interest rate swaps reported in Other current assets	$114	$2
Interest rate swaps reported in Other assets	$529	$751

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $712 and foreign currency derivative liabilities of $322.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Foreign Exchange Contracts:
Loss recognized in Net Sales	$(57)	$(84)	$(59)	$(91)
Gain (loss) recognized in Cost of Goods Sold	58	88	(86)	88
Gain recognized in Selling, General and Administrative expense	13	6	10	10
Loss recognized in Other (expenses) income	(1)	—	(9)	(1)

Interest Rate Swaps:
Benefit recorded in Interest Expense	$—	$161	$—	$313
Total gain / (loss)	$13	$171	$(144)	$319

NOTE 12 – Accumulated Other Comprehensive (Loss) Income

Shareholders’ equity includes certain items classified as accumulated other comprehensive (loss) income (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

Unrealized gains (losses) on hedges relate to interest rate swaps to convert the revolving credit facility's variable rate of interest into a fixed rate and foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings.  Further information related to CTS’ derivative financial instruments is included in Note 11 - Derivative Financial Instruments and Note 15 – Fair Value Measurements.

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains for the three and six months ended June 30, 2017 were $1,162 and $1,557, respectively and transaction losses for the three and six months ended June 30, 2016 were $1,260 and $1,491, respectively, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2017, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2017	in OCI	to Income	2017
Changes in fair market value of hedges:
Gross	$1,308	$(223)	$(15)	$1,070
Income tax (benefit) expense	(474)	81	5	(388)
Net	834	(142)	(10)	682

Changes in unrealized pension cost:
Gross	(150,322)	—	1,466	(148,856)
Income tax expense (benefit)	60,192	—	(524)	59,668
Net	(90,130)	—	942	(89,188)

Cumulative translation adjustment:
Gross	(2,328)	196	—	(2,132)
Income tax expense	94	4	—	98
Net	(2,234)	200	—	(2,034)
Total accumulated other comprehensive (loss) income	$(91,530)	$58	$932	$(90,540)

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2016	in OCI	to Income	2016
Changes in fair market value of hedges:
Gross	$(295)	$(337)	$229	$(403)
Income tax expense (benefit)	110	127	(86)	151
Net	(185)	(210)	143	(252)

Changes in unrealized pension cost:
Gross	(160,268)	—	1,505	(158,763)
Income tax expense (benefit)	63,818	—	(558)	63,260
Net	(96,450)	—	947	(95,503)

Cumulative translation adjustment:
Gross	(1,685)	(310)	—	(1,995)
Income tax expense (benefit)	108	(7)	—	101
Net	(1,577)	(317)	—	(1,894)
Total accumulated other comprehensive (loss) income	$(98,212)	$(527)	$1,090	$(97,649)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2017, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2016	in OCI	to income	2017
Changes in fair market value of hedges:
Gross	$116	$819	$135	$1,070
Income tax benefit	(42)	(297)	(49)	(388)
Net	74	522	86	682

Changes in unrealized pension cost:
Gross	(151,618)	—	2,762	(148,856)
Income tax expense (benefit)	60,672	—	(1,004)	59,668
Net	(90,946)	—	1,758	(89,188)

Cumulative translation adjustment:
Gross	(2,414)	282	—	(2,132)
Income tax expense	92	6	—	98
Net	(2,322)	288	—	(2,034)
Total accumulated other comprehensive (loss) income	$(93,194)	$810	$1,844	$(90,540)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2015	in OCI	to income	2016
Changes in fair market value of hedges:
Gross	$(768)	$(95)	$460	$(403)
Income tax expense (benefit)	289	36	(174)	151
Net	(479)	(59)	286	(252)

Changes in unrealized pension cost:
Gross	(161,719)	—	2,956	(158,763)
Income tax expense (benefit)	64,361	—	(1,101)	63,260
Net	(97,358)	—	1,855	(95,503)

Cumulative translation adjustment:
Gross	(1,279)	(716)	—	(1,995)
Income tax expense (benefit)	111	(10)	—	101
Net	(1,168)	(726)	—	(1,894)
Total accumulated other comprehensive (loss) income	$(99,005)	$(785)	$2,141	$(97,649)

NOTE 13 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2017	2016
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,627,348	56,456,516
Shares outstanding	32,933,326	32,762,494
Treasury stock
Shares held	23,694,022	23,694,022

No common stock repurchases were made during the six months ended June 30, 2017. Through June 30, 2017, we had purchased an aggregate of $7,446 under a previously board-authorized share repurchase plan allowing for up to $25,000 in stock repurchases. Approximately $17,554 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Six Months Ended
	June 30,	June 30,
	2017	2016
Balance at the beginning of the year	32,762,494	32,548,477
Repurchases	—	—
Shares issued upon exercise of stock options	—	—
Restricted share issuances	170,832	210,484
Balance at the end of the period	32,933,326	32,758,961

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive at June 30, 2017 and June 30, 2016 were 32,507 and 11,600, respectively.

NOTE 14 - Stock-Based Compensation

At June 30, 2017, we had four active stock-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”).  Future grants can only be made under the 2014 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Service-Based RSUs	$465	$436	$1,015	$948
Performance-Based RSUs	297	213	680	31
Cash-settled RSUs	46	36	(8)	(12)
Total	$808	$685	$1,687	$967
Income tax benefit	304	257	634	363
Net	$504	$428	$1,053	$604

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	compensation	Weighted-
	expense at	average
	June 30, 2017	period
Service-Based RSUs	$1,297	1.25
Performance-Based RSUs	3,248	2.03
Total	$4,545	1.81

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2017:

	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	315,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	731,143	125,257	57,391	9,620
Maximum potential awards outstanding	1,046,143	125,257	57,391	9,620
RSUs and cash settled awards vested and released	171,118	—	—	—
Awards available for grant	282,739	—	—	—
Stock Options

We have no stock options exercisable or outstanding as of June 30, 2017, other than the performance-based stock options described below.

Performance-Based Stock Options

During 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 350,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain employees under the 2014 Plan, of which 315,000 remain outstanding after considering forfeitures.  The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our four-fiscal-quarter trailing periods (as determined by the Committee) during the term.  We have not recognized any expense on these Performance-Based Option Awards for the six-month periods ended June 30, 2017 and 2016, since the revenue target was not deemed likely to be attained based on our current forecast.

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity as of and for the six months ended June 30, 2017:

	Six Months Ended
	June 30, 2017
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	554,478	$13.37
Granted	33,040	23.00
Vested and released	(197,439)	13.75
Forfeited	(4,141)	17.40
Outstanding at June 30, 2017	385,938	$13.95
Releasable at June 30, 2017	228,290	$11.42

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity as of and for the six months ended June 30, 2017:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	201,900	$16.48
Granted	123,919	23.83
Attained by performance	15,285	21.66
Released	(41,264)	21.66
Forfeited	(15,070)	21.66
Outstanding at June 30, 2017	284,770	$18.99
Releasable at June 30, 2017	2,011	$21.66

The following table summarizes each grant of performance awards outstanding at June 30, 2017.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2015 - 2017 Performance RSUs	February 5, 2015	2017	35% RTSR, 35% sales growth, 30% cash flow	62,000	124,000
2016 - 2018 Performance RSUs	February 16, 2016	2018	35% RTSR, 35% sales growth, 30% cash flow	92,840	185,680
2017 - 2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% cash flow	78,341	156,682
2017 - 2019 Performance RSUs	February 9, 2017	2018 - 2020	Operating Income	45,578	45,578
Single Crystal Performance RSUs	March 31, 2016	2018	Various	4,000	8,000

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2017 and June 30, 2016 we had 15,522 and 12,074 cash-settled RSUs outstanding, respectively. At June 30, 2017 and June 30, 2016, liabilities of $161 and $82, respectively were included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

NOTE 15 — Fair Value Measurements

We use interest rate swaps to convert our Revolving Credit Facility’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.

The table below summarizes our financial assets that were measured at fair value on a recurring basis at June 30, 2017:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	June 30,	Instruments	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$643	$—	$643	$—
Foreign currency hedges	$390	$—	$390	$—

The table below summarizes the financial assets (liabilities) that were measured at fair value on a recurring basis as of December 31, 2016:

Quoted
	Asset	Prices
	(Liability)	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$753	$—	$753	$—
Foreign currency hedges	$(601)	$—	$(601)	$—

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
The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
	Rate Swaps	Hedges
Balance at January 1, 2016	$(768)	$—
Settled in cash	—	54
Included in earnings	928	(18)
Included in other comprehensive earnings	593	(637)
Balance at December 31, 2016	$753	$(601)
Settled in cash	—	(71)
Included in earnings	—	144
Included in other comprehensive earnings	(110)	918
Balance at June 30, 2017	$643	$390

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

NOTE 16 — Income Taxes
The effective tax rates for the three and six-month periods ended June 30, 2017 and 2016 were:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Effective tax rate	28.4%	34.7%	29.4%	34.5%

Our effective income tax rate was 28.4% and 34.7% in the second quarter of 2017 and 2016, respectively and 29.4% and 34.5% for the six months ended June 30, 2017 and 2016, respectively. The tax rate for the three and six months ended June 30, 2017 was lower than the U.S. statutory tax rate due primarily to tax benefits recorded upon vesting of restricted stock units, a release of valuation allowances recorded against realizable foreign NOLs, and favorable tax rates on foreign earnings, offset by the impact of state taxes, tax expense for withholding taxes on the anticipated distribution of earnings in China, and other various permanent items.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three months ended June 30, 2017, and June 30, 2016, we recorded $176 and $186, respectively, and for the six months ended June 30, 2017 and June 30, 2016, we recorded $352 and $370, respectively, of interest or penalties in income tax expense.

Note 17 - Business Combinations

On May 15, 2017, we acquired 100% of the equity interest in Noliac A/S, a privately-held company, for $19.3 million in cash. Noliac A/S is a designer and manufacturer of tape cast and bulk piezoelectric material as well as transducers for use in the telecommunications, industrial, medical, and defense industries. This acquisition will enable us to increase our product base within our ceramics product lines as well as expand our presence in the European market.

The purchase price of $19,265, net of cash acquired of $55, has been preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired and liabilities assumed on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period.

Preliminary Fair Values at May 15, 2017
Current assets	$3,606
Property, plant and equipment	725
Other assets	72
Goodwill	7,838
Intangible assets	7,838
Fair value of assets acquired	20,079
Less fair value of liabilities acquired	(814)
Net cash paid	$19,265

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

With the CTG-AM acquisition, we gain technology and proprietary manufacturing methods that expand our offering of piezoelectric materials. This allows us to become the leading large-scale commercial producer of both single crystal materials and traditional piezoelectric ceramics.
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

Results of operations for CTG-AM are included in our consolidated condensed financial statements beginning on March 11, 2016. The amount of net sales and net loss from CTG-AM in the quarter ended June 30, 2016 that have been included in the Condensed Consolidated Statement of Earnings are as follows:

For the period March 11, 2016 through June 30, 2016
Net sales	$3,876
Net earnings	$111

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
This update can either be applied under a cumulative effect or retrospective method. We are in the process of reviewing customer contracts and agreements, based on a sampling of total 2016 revenue by customer, to determine the potential effects of the standard based on our revenue streams and current revenue recognition practices. Following review of customer contracts, we will summarize contract terms, reference the findings to the applicable new guidance, determine the financial statement impact, and then update policies and controls to ensure application of the new provisions will be applied consistently throughout the Company. While the impact of the adoption of this ASU has not yet been determined, we expect there to be minor differences in the timing of revenue recognition, due primarily to changes in how variable consideration is estimated. The Company expects to adopt the provisions of this standard using the modified retrospective approach, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption. The Company will adopt ASU 2014-09 effective January 1, 2018.

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
Results of Operations: Second Quarter 2017 versus Second Quarter 2016

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2017, and June 30, 2016:

	Three Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2017	2016	Change	2017	2016
Net sales	$105,686	$98,693	7.1	100.0	100.0
Cost of goods sold	69,892	64,236	8.8	66.1	65.1
Gross margin	35,794	34,457	3.9	33.9	34.9
Selling, general and administrative expenses	15,809	15,764	0.3	15.0	16.0
Research and development expenses	6,049	5,967	1.4	5.7	6.0
Restructuring charges	729	206	253.9	0.7	0.2
(Gain) loss on sale of assets	(1)	(11,577)	(100.0)	—	(11.7)
Total operating expenses	22,586	10,360	118.0	21.4	10.5
Operating earnings	13,208	24,097	(45.2)	12.5	24.4
Total other income (expense)	716	(1,918)	(137.3)	0.7	(1.9)
Earnings before income taxes	13,924	22,179	(37.2)	13.2	22.5
Income tax expense	3,958	7,692	(48.5)	3.7	7.8
Net earnings	$9,966	$14,487	(31.2)	9.5	14.7
Earnings per share:
Diluted net earnings per share	0.30	0.44

Sales were $105,686 in the second quarter of 2017, an increase of $6,993 or 7.1% from the second quarter of 2016. Sales to automotive markets increased $3,657 or 5.6%.  Other sales increased $3,336 or 9.9%, which included $1,543 in sales from the Noliac acquisition.  Changes in foreign exchange rates reduced sales by $794 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 33.9% in the second quarter of 2017 compared to 34.9% in the second quarter of 2016. The decrease in gross margin was driven mainly by additional costs identified in the second quarter relating to certain production rework issues that were resolved during the first quarter, and an unfavorable impact of foreign exchange rate movements.
Selling, general and administrative ("SG&A") expenses were $15,809 or 15.0% of sales in the second quarter of 2017 versus $15,764 or 16.0% of sales in the second quarter of 2016. The incremental SG&A costs includes amortization of intangibles and other operating costs associated with our Noliac acquisition, partially offset by other expense reductions.
Research and development expenses were $6,049 or 5.7% of sales in the second quarter of 2017 compared to $5,967 or 6.0% of sales in the comparable quarter of 2016. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring charges were $729 or 0.7% of sales in the second quarter of 2017. The charges were mainly for equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $206 or 0.2% of sales in the second quarter of 2016.
The gain on sale of assets in the second quarter of 2016 was driven primarily by the gain on sale of a building in Canada in June 2016.
Operating earnings were $13,208 or 12.5% of sales in the second quarter of 2017 compared to operating earnings of $24,097 or 24.4% of sales in the comparable quarter of 2016 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2017	2016
Interest expense	$(752)	$(1,009)
Interest income	298	331
Other income (expense)	1,170	(1,240)
Total other income (expense)	$716	$(1,918)
Interest expense decreased in the second quarter of 2017 versus the same quarter of 2016 primarily as a result of a reduction in interest related to interest rate swaps. Interest income decreased due to lower cash balances. Other income in the second quarter of 2017 was principally driven by foreign currency translation gains, mainly due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the quarter.

	Three Months Ended
	June 30,	June 30,
	2017	2016
Effective tax rate	28.4%	34.7%

Our effective income tax rate was 28.4% and 34.7% in the second quarter of 2017 and 2016, respectively. The tax rate in the second quarter of 2017 was lower than the U.S. statutory tax rate due primarily to tax benefits recorded upon vesting of restricted stock units, a release of valuation allowances recorded against realizable foreign NOLs, and favorable tax rates on foreign earnings, offset by the impact of state taxes, tax expense for withholding taxes on the anticipated distribution of earnings in China, and other various permanent items.

Results of Operations: Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2017, and June 30, 2016:

	Six Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2017	2016	Change	2017	2016
Net sales	$205,840	$195,398	5.3	100.0	100.0
Cost of goods sold	135,822	127,472	6.6	66.0	65.2
Gross margin	70,018	67,926	3.1	34.0	34.8
Selling, general and administrative expenses	31,055	30,411	2.1	15.1	15.6
Research and development expenses	12,052	12,130	(0.6)	5.9	6.2
Restructuring charges	1,507	206	631.6	0.7	0.1
Loss (gain) on sale of assets	1	(11,351)	(100.0)	—	(5.8)
Total operating expenses	44,615	31,396	42.1	21.7	16.1
Operating earnings	25,403	36,530	(30.5)	12.3	18.7
Total other income (expense)	746	(2,386)	(131.3)	0.4	(1.2)
Earnings before income taxes	26,149	34,144	(23.4)	12.7	17.5
Income tax expense	7,699	11,794	(34.7)	3.7	6.0
Net earnings	$18,450	$22,350	(17.4)	9.0	11.4
Earnings per share:
Diluted net earnings per share	$0.55	$0.67

Sales were $205,840 in the six months ended June 30, 2017, an increase of $10,442 or 5.3% from the six months ended June 30, 2016. Sales to automotive markets increased $3,899 or 3.0%. Other sales increased $6,543 or 10.2%, which included $1,543 in sales from the Noliac acquisition.  Changes in foreign exchange rates reduced sales by $1,647 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 34.0% in the first half of 2017 compared to 34.8% in the first half of 2016. The decrease in gross margin was driven mainly by additional costs identified in the second quarter relating to certain production rework issues that were resolved during the first quarter, and an unfavorable impact of foreign exchange rate movements.
Selling, general and administrative expenses were $31,055 or 15.1% of sales in the six months ended June 30, 2017 versus $30,411 or 15.6% of sales in the comparable year-to-date period in 2016. The increase was primarily attributable to incremental costs resulting from the recent Noliac acquisition and the single crystal acquisition in 2016, including amortization of intangibles, which were partially offset by other expense reductions and the timing of certain expenses.
Research and development expenses were $12,052 or 5.9% of sales in the six months ended June 30, 2017 compared to $12,130 or 6.2% of sales in the comparable prior year period. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
Restructuring charges were $1,507 or 0.7% of sales in the first half of 2017. The charges were mainly for equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $206 or 0.1% of sales in the first half of 2016.
The gain on sale of assets in the first half of 2016 was driven primarily by the gain on sale of a building in Canada in June 2016.
Operating earnings were $25,403 or 12.3% of sales in the six months ended June 30, 2017, compared to operating earnings of $36,530 or 18.7% of sales in the six months ended June 30, 2016, as a result of the items discussed above.

Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2017	2016
Interest expense	$(1,436)	$(1,829)
Interest income	551	879
Other income (expense)	1,631	(1,436)
Total other income (expense)	$746	$(2,386)
Interest expense decreased in the first six months of 2017 versus the same period of 2016 primarily as a result of a reduction in interest related to interest rate swaps. Interest income decreased due to lower cash balances. Other income in the first six months of 2017 was principally driven by foreign currency translation gains, mainly due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the period.

	Six Months Ended
	June 30,	June 30,
	2017	2016
Effective tax rate	29.4%	34.5%

Our effective income tax rate was 29.4% and 34.5% in the first half of 2017 and 2016, respectively. The tax rate in the first half of 2017 was lower than the U.S. statutory tax rate due primarily to tax benefits recorded upon vesting of restricted stock units, a release of valuation allowances recorded against realizable foreign NOLs, and favorable tax rates on foreign earnings, offset by the impact of state taxes, tax expense for withholding taxes on the anticipated distribution of earnings in China, and other various permanent items.

Liquidity and Capital Resources

Cash and cash equivalents were $107,814 at June 30, 2017, and $113,805 at December 31, 2016, of which $106,421 and $112,736, respectively, were held outside the United States. The decrease in cash and cash equivalents of $5,991 was primarily driven by the payment for the Noliac acquisition of $19,265 and capital expenditures of $9,110 which were partially offset by cash generated from operating activities of $23,271. Total long-term debt was $92,800 as of June 30, 2017 and $89,100 as of December 31, 2016. Total debt as a percentage of total capitalization, defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders' equity, was 21.8% at June 30, 2017, compared to 22.1% at December 31, 2016.

Working capital increased by $10,429 during the six months ended June 30, 2017, primarily due to an increase in inventory of $7,442, increase in accounts receivable of $4,125 and a decrease in accrued payroll & benefits and accrued liabilities of $6,233, which were partially offset by a decrease in cash and cash equivalents of $5,991.
Cash Flows from Operating Activities
Net cash provided by operating activities was $23,271 during the first six months of 2017. Components of net cash provided by operating activities included net earnings of $18,450, depreciation and amortization expense of $9,673 and other net non-cash items of $5,365, offset by the net cash outflow from changes in assets and liabilities of $10,217.
Cash Flows from Investing Activities
Net cash used in investing activities for the first six months of 2017 was $28,374, driven by the net payment for our Noliac acquisition of $19,265 and capital expenditures of $9,110.

Cash Flows from Financing Activities
Net cash used in financing activities for the first six months of 2017 was $493. These cash outflows were the result of dividend payments of $2,624 and taxes paid on behalf of employees for equity awards in the amount of $1,569, offset by net borrowings under our credit facility totaling $3,700.
Capital Resources
Long‑term debt was comprised of the following:

	As of
	June 30,	December 31,
	2017	2016
Revolving credit facility due in 2020	$92,800	$89,100
Weighted average interest rate	2.2%	1.5%
Amount available	$205,135	$208,735
Total credit facility	$300,000	$300,000
Standby letters of credit	$2,065	$2,165
Commitment fee percentage per annum	0.25%	0.25%

On August 10, 2015, we entered into a new five-year credit agreement (“Revolving Credit Facility”) with a group of banks in order to support our financing needs.  The Revolving Credit Facility originally provided for a credit line of $200,000. On May 23, 2016, we requested and received a $100,000 increase in the aggregate revolving credit commitments under the existing credit agreement, which increased the credit line from $200,000 to $300,000.
The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at June 30, 2017.
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
Generally, our practice and intention is to reinvest the earnings of our non-U.S. subsidiaries outside the U.S. However, we determined during 2015 that as a result of changes in the business, the foreign earnings of our subsidiaries in Canada and the U.K. were no longer permanently reinvested. Therefore, a provision for the expected taxes on repatriation of those earnings was recorded at that time. Any repatriation may not result in significant cash income tax payments as the taxable event would likely be offset by the utilization of our available tax credits, resulting in no significant net cash taxes being incurred. We do not provide for U.S. income taxes on undistributed earnings of our foreign subsidiaries that are intended to be permanently reinvested.
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
Over the last three years, our reserves for excess and obsolete inventories have ranged from 16.6% to 19.5% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified as of June 30, 2017.
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
Significant Customers
Our net sales to customers representing at least 10% of total net sales were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Cummins Inc.	13.2%	9.6%	13.0%	10.0%
Toyota Motor Corporation	10.0%	10.8%	10.4%	10.7%
Honda Motor Co.	10.7%	10.3%	10.3%	11.0%

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

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2015, we announced that our Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration. As shown in the following table, there were no stock repurchases during the quarter ended June 30, 2017.

(c)
			Total Number	(d)
	(a)		of Shares	Maximum Dollar Value
	Total Number of	(b)	Purchased as	of Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(2)

Balance at December 31, 2016				$17,554
Jan 1, 2017 - June 30, 2017	—	—	—	$—
Total	—	—	—	$17,554

Item 6.  Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Luis F. Machado	/s/ Ashish Agrawal
Luis F. Machado Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: July 27, 2017	Dated: July 27, 2017