Form 10-Q
period 2017-09-30
CTS CORP
filed 2017-10-26
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2017: 32,937,050.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net sales	$106,243	$99,697	$312,083	$295,095
Cost of goods sold	68,705	63,056	204,527	190,528
Gross Margin	37,538	36,641	107,556	104,567
Selling, general and administrative expenses	15,915	16,048	46,970	46,459
Research and development expenses	6,380	6,284	18,432	18,414
Restructuring charges	1,435	1,969	2,942	2,175
Loss (gain) on sale of assets	697	(150)	698	(11,501)
Operating earnings	13,111	12,490	38,514	49,020
Other income (expense):
Interest expense	(773)	(917)	(2,209)	(2,746)
Interest income	363	203	914	1,082
Other income (expense)	1,258	(46)	2,889	(1,482)
Total other income (expense)	848	(760)	1,594	(3,146)
Earnings before income taxes	13,959	11,730	40,108	45,874
Income tax expense	4,340	8,010	12,039	19,804
Net earnings	$9,619	$3,720	$28,069	$26,070
Earnings per share:
Basic	$0.29	$0.11	$0.85	$0.80
Diluted	$0.29	$0.11	$0.84	$0.79

Basic weighted – average common shares outstanding:	32,935	32,759	32,876	32,716
Effect of dilutive securities	456	495	475	494
Diluted weighted – average common shares outstanding	33,391	33,254	33,351	33,210

Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net earnings	$9,619	$3,720	$28,069	$26,070
Other comprehensive income (loss):
Changes in fair market value of derivatives, net of tax	(45)	(263)	563	(36)
Changes in unrealized pension cost, net of tax	936	898	2,694	2,753
Cumulative translation adjustment, net of tax	164	(164)	452	(890)
Other comprehensive income	$1,055	$471	$3,709	$1,827
Comprehensive earnings	$10,674	$4,191	$31,778	$27,897
 See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$116,152	$113,805
Accounts receivable, net	64,861	62,612
Inventories, net	35,308	28,652
Other current assets	13,453	10,638
Total current assets	229,774	215,707
Property, plant and equipment, net	84,291	82,111
Other Assets
Prepaid pension asset	52,100	46,183
Goodwill	68,933	61,744
Other intangible assets, net	68,652	64,370
Deferred income taxes	37,850	45,839
Other	1,683	1,743
Total other assets	229,218	219,879
Total Assets	$543,283	$517,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term notes payable	$—	$1,006
Accounts payable	45,479	40,046
Accrued payroll and benefits	11,372	11,369
Accrued liabilities	43,991	45,708
Total current liabilities	100,842	98,129
Long-term debt	82,300	89,100
Post-retirement obligations	6,823	7,006
Other long-term obligations	6,709	5,580
Total Liabilities	196,674	199,815
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock	304,726	302,832
Additional contributed capital	39,525	40,521
Retained earnings	435,099	410,979
Accumulated other comprehensive loss	(89,485)	(93,194)
Total shareholders’ equity before treasury stock	689,865	661,138
Treasury stock	(343,256)	(343,256)
Total shareholders’ equity	346,609	317,882
Total Liabilities and Shareholders’ Equity	$543,283	$517,697
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,069	$26,070
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,061	14,010
Pension and other post-retirement plan income	(1,369)	(1,188)
Stock-based compensation	2,514	1,759
Deferred income taxes	6,777	8,332
Loss (gain) on sales of fixed assets	698	(11,501)
Loss (gain) on foreign currency hedges, net of cash	126	(15)
Changes in assets and liabilities:
Accounts receivable	202	(5,971)
Inventories	(4,335)	(2,318)
Other assets	(1,890)	(489)
Accounts payable	3,234	2,717
Accrued payroll and benefits	(2,137)	4,854
Accrued expenses	(915)	(949)
Income taxes payable	226	690
Other liabilities	946	(1,543)
Pension and other post-retirement plans	(240)	(393)
Net cash provided by operating activities	46,967	34,065
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,987)	(14,467)
Proceeds from sale of assets	485	12,248
Payments for acquisitions, net of cash acquired	(19,121)	(73,063)
Net cash used in investing activities	(30,623)	(75,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,173,000)	(2,048,000)
Proceeds from borrowings of long-term debt	1,166,200	2,053,300
Payments of short-term notes payable	(1,150)	—
Dividends paid	(3,942)	(3,923)
Taxes paid on behalf of equity award participants	(1,571)	(1,782)
Net cash used in financing activities	(13,463)	(405)
Effect of exchange rate changes on cash and cash equivalents	(534)	(873)
Net increase (decrease) in cash and cash equivalents	2,347	(42,495)
Cash and cash equivalents at beginning of period	113,805	156,928
Cash and cash equivalents at end of period	$116,152	$114,433
Supplemental cash flow information:
Cash paid for interest	$1,606	$2,292
Cash paid for income taxes, net	$4,918	$10,136
See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
September 30, 2017
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

NOTE 2 – Accounts Receivable
The components of accounts receivable are as follows:

	As of
	September 30,	December 31,
	2017	2016
Accounts receivable, gross	$65,237	$62,782
Less: Allowance for doubtful accounts	(376)	(170)
Accounts receivable, net	$64,861	$62,612

NOTE 3 – Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2017	2016
Finished goods	$8,255	$7,513
Work-in-process	12,789	9,596
Raw materials	21,383	17,680
Less: Inventory reserves	(7,119)	(6,137)
Inventories, net	$35,308	$28,652

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	September 30,	December 31,
	2017	2016
Land	$1,151	$2,330
Buildings and improvements	65,830	63,621
Machinery and equipment	220,436	213,198
Less: Accumulated depreciation	(203,126)	(197,038)
Property, plant and equipment, net	$84,291	$82,111

Depreciation expense for the nine months ended September 30, 2017		$10,201
Depreciation expense for the nine months ended September 30, 2016		$9,755

NOTE 5 – Retirement Plans

Pension Plans

Net pension income for our domestic and foreign plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net pension income	$(492)	$(440)	$(1,416)	$(1,234)

The components of net pension (income) expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Service cost	$—	$21	$12	$13
Interest cost	2,068	2,756	8	12
Expected return on plan assets (1)	(4,060)	(4,744)	(5)	(33)
Amortization of loss	1,446	1,499	39	36
(Income) expense, net	$(546)	$(468)	$54	$28

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Service cost	$—	$65	$36	$38
Interest cost	6,204	8,268	25	34
Expected return on plan assets (1)	(12,181)	(14,232)	(15)	(19)
Amortization of loss	4,338	4,495	116	105
Other cost due to retirement	61	12	—	—
(Income) expense, net	$(1,578)	$(1,392)	$162	$158
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Service cost	$—	$—	$1	$2
Interest cost	41	52	121	156
Amortization of gain	(25)	(37)	(75)	(112)
Post-retirement expense	$16	$15	$47	$46

NOTE 6 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(32,833)	$31,490
Patents	10,319	(10,319)	—
Technology and other intangibles	44,460	(9,498)	34,962
In process research and development	2,200	—	2,200
Other intangible assets, net	$121,302	$(52,650)	$68,652
Amortization expense for the three months ended September 30, 2017		$1,711
Amortization expense for the nine months ended September 30, 2017		$4,860

	As of
	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$63,386	$(30,318)	$33,068
Patents	10,319	(10,319)	—
Technology and other intangibles	36,715	(7,613)	29,102
In process research and development	2,200	—	2,200
Other intangible assets, net	$112,620	$(48,250)	$64,370
Amortization expense for the three months ended September 30, 2016		$1,638
Amortization expense for the nine months ended September 30, 2016		$4,254

Amortization expense remaining for other intangible assets is as follows:

Amortization expense
2017	$1,708
2018	6,763
2019	6,754
2020	6,624
2021	6,467
Thereafter	40,336
Total amortization expense	$68,652

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as a separate component of Operating earnings.

Total restructuring charges, all related to the June 2016 Plan described below, were as follows:

	Three Months Ended
	September 30, 2017	September 30, 2016
Restructuring charges	$1,435	$1,969

	Nine Months Ended
	September 30, 2017	September 30, 2016
Restructuring charges	$2,942	$2,175

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart facility by mid-2018 and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes will also occur in various other locations. During the third quarter of 2017, we revised the June 2016 Plan. The amendment added an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which will be consolidated into a single facility. The amendment does not impact any additional employees. The total cost of the plan is expected to be approximately $13,400 and will impact approximately 230 employees. The total restructuring liability related to severance and other one-time benefit arrangements under the June 2016 Plan was $1,546 at September 30, 2017, and $1,739 at December 31, 2016. Additional costs related to line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through September 30, 2017:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	September 30, 2017
Workforce reduction	$3,075	$2,895
Building and equipment relocation	9,025	2,584
Other charges	1,300	511
Total restructuring charges	$13,400	$5,990

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify its business model and rationalize our global footprint (“April 2014 Plan”).  These restructuring actions, which were completed during 2015, impacted approximately 120 positions. The remaining restructuring liability related to the April 2014 Plan was $461 at September 30, 2017, and $423 at December 31, 2016.

The following table displays the restructuring liability activity for all plans for the nine months ended September 30, 2017:

Combined Plans
Restructuring liability at January 1, 2017	$2,162
Restructuring charges	2,942
Cost paid	(3,162)
Other activity (1)	65
Restructuring liability at September 30, 2017	$2,007
(1) Other activity includes the effects of currency translation and other charges that do not flow through restructuring expense.

NOTE 8 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	September 30,	December 31,
	2017	2016
Accrued product related costs	$4,681	$5,556
Accrued income taxes	10,157	9,826
Accrued property and other taxes	2,435	1,917
Accrued professional fees	1,687	1,633
Dividends payable	1,317	1,309
Remediation reserves	17,633	18,176
Other accrued liabilities	6,081	7,291
Total accrued liabilities	$43,991	$45,708

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
A roll forward of remediation reserves included in accrued liabilities on the balance sheet is comprised of the following:

	As of
	September 30, 2017	December 31, 2016
Balance at beginning of period	$18,176	$20,603
Remediation expense	299	556
Net remediation reimbursements (payments)	(842)	(2,983)
Balance at end of the period	$17,633	$18,176

During the second quarter of 2017 we received a reimbursement of remediation costs under a cost-allocation agreement that we entered into with an unrelated party in the amount of $811. This reimbursement has been reflected in the net remediation reimbursements above.

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

NOTE 10 - Debt

Long-term debt was comprised of the following:

	As of
	September 30,	December 31,
	2017	2016
Revolving credit facility due in 2020	$82,300	$89,100
Weighted average interest rate	2.3%	1.9%
Amount available	$215,635	$208,735
Total credit facility	$300,000	$300,000
Standby letters of credit	$2,065	$2,165
Commitment fee percentage per annum	0.25%	0.25%

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

The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at September 30, 2017.  The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the

Revolving Credit Facility fluctuate based upon the London Interbank Offered Rate and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that is being amortized using the straight-line method over the life of the debt. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings. Amortization expense was approximately $46 for both the three months ended September 30, 2017 and September 30, 2016, respectively, and approximately $139 and $116 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2017, we had a net unrealized gain of $350 in accumulated other comprehensive income, all of which is expected to be reclassified to income within the next 12 months. At September 30, 2016 we had a net unrealized loss of $219 in accumulated other comprehensive income (loss). The notional amount of foreign currency forward contracts outstanding was $29.5 million at September 30, 2017.

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
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive income (loss). The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income (loss) that is expected to be reclassified into earnings within the next twelve months is approximately $156.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2017, are shown in the following table:

	As of
	September 30,	December 31,
	2017	2016
Foreign currency hedges reported in Accrued liabilities	$—	$601
Foreign currency hedges reported in Other current assets	$260	$—
Interest rate swaps reported in Other current assets	$156	$2
Interest rate swaps reported in Other assets	$494	$751

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $616 and foreign currency derivative liabilities of $356.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Foreign Exchange Contracts:
Loss recognized in Net Sales	$(194)	$(35)	$(253)	$(125)
Gain recognized in Cost of Goods Sold	268	51	182	139
Gain recognized in Selling, General and Administrative expense	21	—	31	10
Loss recognized in Other (expenses) income	(2)	(5)	(11)	(9)

Interest Rate Swaps:
Benefit recorded in Interest Expense	$12	$158	$12	$471
Total gain / (loss)	$105	$169	$(39)	$486

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

Cumulative translation adjustments relate to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive (loss) income.

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains for the three and nine months ended September 30, 2017 were $960 and $2,517, respectively, and transaction losses for the three and nine months ended September 30, 2016 were $165 and $1,656, respectively, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2017, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2017	in OCI	to Income	2017
Changes in fair market value of hedges:
Gross	$1,070	$37	$(108)	$999
Income tax (benefit) expense	(388)	(14)	40	(362)
Net	682	23	(68)	637

Changes in unrealized pension cost:
Gross	(148,856)	—	1,458	(147,398)
Income tax expense (benefit)	59,668	—	(522)	59,146
Net	(89,188)	—	936	(88,252)

Cumulative translation adjustment:
Gross	(2,132)	161	—	(1,971)
Income tax expense	98	3	—	101
Net	(2,034)	164	—	(1,870)
Total accumulated other comprehensive (loss) income	$(90,540)	$187	$868	$(89,485)

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2016	in OCI	to Income	2016
Changes in fair market value of hedges:
Gross	$(403)	$(643)	$221	$(825)
Income tax expense (benefit)	151	242	(83)	310
Net	(252)	(401)	138	(515)

Changes in unrealized pension cost:
Gross	(158,763)	—	1,437	(157,326)
Income tax expense (benefit)	63,260	—	(539)	62,721
Net	(95,503)	—	898	(94,605)

Cumulative translation adjustment:
Gross	(1,995)	(161)	—	(2,156)
Income tax expense (benefit)	101	(3)	—	98
Net	(1,894)	(164)	—	(2,058)
Total accumulated other comprehensive (loss) income	$(97,649)	$(565)	$1,036	$(97,178)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2017, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2016	in OCI	to income	2017
Changes in fair market value of hedges:
Gross	$116	$856	$27	$999
Income tax benefit	(42)	(311)	(9)	(362)
Net	74	545	18	637

Changes in unrealized pension cost:
Gross	(151,618)	—	4,220	(147,398)
Income tax expense (benefit)	60,672	—	(1,526)	59,146
Net	(90,946)	—	2,694	(88,252)

Cumulative translation adjustment:
Gross	(2,414)	443	—	(1,971)
Income tax expense	92	9	—	101
Net	(2,322)	452	—	(1,870)
Total accumulated other comprehensive (loss) income	$(93,194)	$997	$2,712	$(89,485)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2016, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2015	in OCI	to income	2016
Changes in fair market value of hedges:
Gross	$(768)	$(742)	$685	$(825)
Income tax expense (benefit)	289	278	(257)	310
Net	(479)	(464)	428	(515)

Changes in unrealized pension cost:
Gross	(161,719)	—	4,393	(157,326)
Income tax expense (benefit)	64,361	—	(1,640)	62,721
Net	(97,358)	—	2,753	(94,605)

Cumulative translation adjustment:
Gross	(1,279)	(877)	—	(2,156)
Income tax expense (benefit)	111	(13)	—	98
Net	(1,168)	(890)	—	(2,058)
Total accumulated other comprehensive (loss) income	$(99,005)	$(1,354)	$3,181	$(97,178)

NOTE 13 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2017	2016
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,631,072	56,456,516
Shares outstanding	32,937,050	32,762,494
Treasury stock
Shares held	23,694,022	23,694,022

No common stock repurchases were made during the nine months ended September 30, 2017. Through September 30, 2017, we had purchased an aggregate of $7,446 under a previously board-authorized share repurchase plan allowing for up to $25,000 in stock repurchases. Approximately $17,554 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Balance at the beginning of the year	32,762,494	32,548,477
Repurchases	—	—
Shares issued upon exercise of stock options	—	—
Restricted share issuances	174,556	211,032
Balance at the end of the period	32,937,050	32,759,509

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive at September 30, 2017 and September 30, 2016 were 10,094 and 2,019, respectively.

NOTE 14 - Stock-Based Compensation

At September 30, 2017, we had four active stock-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), and the 2014 Performance & Incentive Plan (“2014 Plan”).  Future grants can only be made under the 2014 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Service-Based RSUs	$415	$523	$1,430	$1,471
Performance-Based RSUs	360	235	1,040	267
Cash-settled RSUs	52	34	44	21
Total	$827	$792	$2,514	$1,759
Income tax benefit	311	298	945	661
Net	$516	$494	$1,569	$1,098

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	compensation	Weighted-
	expense at	average
	September 30, 2017	period
Service-Based RSUs	$865
Performance-Based RSUs	2,552
Total	$3,417	1.68

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2017:

	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	295,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	705,925	122,600	57,391	9,620
Maximum potential awards outstanding	1,000,925	122,600	57,391	9,620
RSUs and cash settled awards vested and released	173,554	—	—	—
Awards available for grant	325,521	—	—	—
Stock Options

We have no stock options exercisable or outstanding as of September 30, 2017, other than the performance-based stock options described below.

Performance-Based Stock Options

During 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 350,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain employees under the 2014 Plan, of which 295,000 remain outstanding after considering forfeitures.  The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our four-fiscal-quarter trailing periods (as determined by the Committee) during the term.  We have not recognized any expense on these Performance-Based Option Awards for the nine-month periods ended September 30, 2017 and 2016, since the revenue target was not deemed likely to be attained based on our current forecast.

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity as of and for the nine months ended September 30, 2017:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	554,478	$13.37
Granted	34,040	22.98
Vested and released	(199,251)	13.79
Forfeited	(9,924)	16.69
Outstanding at September 30, 2017	379,343	$13.92
Releasable at September 30, 2017	226,811	$11.38

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity as of and for the nine months ended September 30, 2017:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	201,900	$16.48
Granted	123,919	23.83
Attained by performance	15,285	21.66
Released	(43,275)	21.66
Forfeited	(26,524)	22.56
Outstanding at September 30, 2017	271,305	$18.77
Releasable at September 30, 2017	—	$—

The following table summarizes each grant of performance awards outstanding at September 30, 2017.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2015 - 2017 Performance RSUs	February 5, 2015	2017	35% RTSR, 35% sales growth, 30% cash flow	62,000	124,000
2016 - 2018 Performance RSUs	February 16, 2016	2018	35% RTSR, 35% sales growth, 30% cash flow	92,840	185,680
2017 - 2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% cash flow	71,796	143,592
2017 - 2019 Performance RSUs	February 9, 2017	2018 - 2020	Operating Income	40,669	40,669
Single Crystal Performance RSUs	March 31, 2016	2018	Various	4,000	8,000

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2017 and September 30, 2016 we had 14,252 and 12,074 cash-settled RSUs outstanding, respectively. At September 30, 2017 and September 30, 2016, liabilities of $214 and $115, respectively were included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

NOTE 15 — Fair Value Measurements

We use interest rate swaps to convert our Revolving Credit Facility’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.

The table below summarizes our financial assets that were measured at fair value on a recurring basis at September 30, 2017:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	September 30,	Instruments	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$650	$—	$650	$—
Foreign currency hedges	$260	$—	$260	$—

The table below summarizes the financial assets (liabilities) that were measured at fair value on a recurring basis as of December 31, 2016:

Quoted
	Asset	Prices
	(Liability)	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$753	$—	$753	$—
Foreign currency hedges	$(601)	$—	$(601)	$—

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
The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
	Rate Swaps	Hedges
Balance at January 1, 2016	$(768)	$—
Settled in cash	—	54
Included in earnings	928	(18)
Included in other comprehensive earnings	593	(637)
Balance at December 31, 2016	$753	$(601)
Settled in cash	(6)	(75)
Included in earnings	(6)	(51)
Included in other comprehensive earnings	(91)	987
Balance at September 30, 2017	$650	$260

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

NOTE 16 — Income Taxes
The effective tax rates for the three and nine-month periods ended September 30, 2017 and 2016 were:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Effective tax rate	31.1%	68.3%	30.0%	43.2%

Our effective income tax rate was 31.1% and 68.3% in the third quarter of 2017 and 2016, respectively, and 30.0% and 43.2% for the nine months ended September 30, 2017 and 2016, respectively. The tax rates for the three and nine months ended September 30, 2017 were lower than the U.S. statutory tax rate due primarily to tax benefits recorded upon vesting of restricted stock units, a release of valuation allowances recorded against realizable foreign NOLs, and favorable tax rates on foreign earnings, offset by the impact of state taxes, tax expense for withholding taxes on the anticipated distribution of earnings in China, and other various permanent items.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three months ended September 30, 2017, and 2016, we recorded $181 and $181, respectively, and for the nine months ended September 30, 2017 and 2016, we recorded $533 and $552, respectively, of interest or penalties in income tax expense.

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

The purchase price of $19,121, net of cash acquired of $199, has been preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired and liabilities assumed on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period.

Preliminary Fair Values at May 15, 2017
Current assets	$2,836
Property, plant and equipment	980
Other assets	108
Goodwill	7,189
Intangible assets	9,142
Fair value of assets acquired	20,255
Less fair value of liabilities acquired	(1,134)
Net cash paid	$19,121

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

Results of operations for CTG-AM are included in our consolidated condensed financial statements beginning on March 11, 2016. The amount of net sales and net loss from CTG-AM since the acquisition date through the current quarter in the prior year that have been included in the Condensed Consolidated Statement of Earnings are as follows:

For the period March 11, 2016 through September 30, 2016
Net sales	$7,096
Net earnings	$256

NOTE 18 — Recent Accounting Pronouncements
ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities"
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accountings Standards Update ("ASU") No 2017-12 "Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities". This ASU is meant to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. Any changes should be applied to all hedging relationships that exist at the date of adoption by applying a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. Presentation and disclosure guidance is to be applied prospectively. We are still evaluating the impact this ASU may have on our financial statements.
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

We have completed our review of customer contracts and agreements for revenue recognized through the second quarter 2017.  We currently have not identified additional performance obligations within our contracts or expect significant changes in revenue from the measurement of variable consideration upon adoption of the new standard.  We expect to adopt the provisions of this standard using the modified retrospective approach, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption.  We are currently completing the quantitative analysis as of the end of the second quarter to determine the financial impact this new standard will have on our operations.  Based on our preliminary testing, we expect that the standard will not have a material impact on our financial statements. This standard becomes effective on January 1, 2018.

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
Results of Operations: Third Quarter 2017 versus Third Quarter 2016

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2017, and September 30, 2016:

	Three Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales –	Net Sales –
	2017	2016	Change	2017	2016
Net sales	$106,243	$99,697	6.6	100.0	100.0
Cost of goods sold	68,705	63,056	9.0	64.7	63.2
Gross margin	37,538	36,641	2.4	35.3	36.8
Selling, general and administrative expenses	15,915	16,048	(0.8)	15.0	16.1
Research and development expenses	6,380	6,284	1.5	6.0	6.3
Restructuring charges	1,435	1,969	(27.1)	1.4	2.0
Loss (gain) on sale of assets	697	(150)	(564.7)	0.7	(0.1)
Total operating expenses	24,427	24,151	1.1	23.0	24.3
Operating earnings	13,111	12,490	5.0	12.3	12.5
Total other income (expense)	848	(760)	(211.6)	0.8	(0.8)
Earnings before income taxes	13,959	11,730	19.0	13.1	11.7
Income tax expense	4,340	8,010	(45.8)	4.1	8.0
Net earnings	$9,619	$3,720	158.6	9.0	3.7
Earnings per share:
Diluted net earnings per share	$0.29	$0.11

Sales were $106,243 in the third quarter of 2017, an increase of $6,546 or 6.6% from the third quarter of 2016. Sales to automotive markets increased $3,789 or 5.8%.  Other sales increased $2,757 or 7.9%. The Noliac acquisition added $2,554 in sales for the quarter.  Changes in foreign exchange rates increased sales by $247 year-over-year due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 35.3% in the third quarter of 2017 compared to 36.8% in the third quarter of 2016. The decrease in gross margin was driven mainly by product mix changes as well as unfavorable foreign exchange impact in 2017 versus favorable foreign exchange impact in 2016.
Selling, general and administrative ("SG&A") expenses were $15,915 or 15.0% of sales in the third quarter of 2017 versus $16,048 or 16.1% of sales in the third quarter of 2016. The 2017 SG&A costs include amortization of intangibles and other operating costs associated with our Noliac acquisition, which were offset by other expense reductions.
Research and development expenses were $6,380 or 6.0% of sales in the third quarter of 2017 compared to $6,284 or 6.3% of sales in the comparable quarter of 2016. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring charges were $1,435 or 1.4% of sales in the third quarter of 2017. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $1,969 or 2.0% of sales in the third quarter of 2016.
The loss on sale of assets in the third quarter of 2017 was driven by a loss on the sale of vacant land at our Hopkinton, Massachusetts facility in September 2017.
Operating earnings were $13,111 or 12.3% of sales in the third quarter of 2017 compared to operating earnings of $12,490 or 12.5% of sales in the comparable quarter of 2016 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2017	2016
Interest expense	$(773)	$(917)
Interest income	363	203
Other income (expense)	1,258	(46)
Total other income (expense)	$848	$(760)
Interest expense decreased in the third quarter of 2017 versus the same quarter of 2016 primarily as a result of a reduction in interest related to interest rate swaps. Interest income increased due to higher cash balances. Other income in the third quarter of 2017 was principally driven by foreign currency translation gains, mainly due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the quarter.

	Three Months Ended
	September 30,	September 30,
	2017	2016
Effective tax rate	31.1%	68.3%

Our effective income tax rate was 31.1% and 68.3% in the third quarter of 2017 and 2016, respectively. The tax rate in the third quarter of 2017 was lower than the U.S. statutory tax rate due primarily to tax benefits recorded upon vesting of restricted stock units, a release of valuation allowances recorded against realizable foreign NOLs, and favorable tax rates on foreign earnings, offset by the impact of state taxes, tax expense for withholding taxes on the anticipated distribution of earnings in China, and other various permanent items.

Results of Operations: Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2017, and September 30, 2016:

	Nine Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales –	Net Sales –
	2017	2016	Change	2017	2016
Net sales	$312,083	$295,095	5.8	100.0	100.0
Cost of goods sold	204,527	190,528	7.3	65.5	64.6
Gross margin	107,556	104,567	2.9	34.5	35.4
Selling, general and administrative expenses	46,970	46,459	1.1	15.1	15.8
Research and development expenses	18,432	18,414	0.1	5.9	6.2
Restructuring charges	2,942	2,175	35.3	0.9	0.7
Loss (gain) on sale of assets	698	(11,501)	(106.1)	0.2	(3.9)
Total operating expenses	69,042	55,547	24.3	22.1	18.8
Operating earnings	38,514	49,020	(21.4)	12.4	16.6
Total other income (expense)	1,594	(3,146)	(150.7)	0.5	(1.1)
Earnings before income taxes	40,108	45,874	(12.6)	12.9	15.5
Income tax expense	12,039	19,804	(39.2)	3.9	6.7
Net earnings	$28,069	$26,070	7.7	9.0	8.8
Earnings per share:
Diluted net earnings per share	$0.84	$0.79

Sales were $312,083 in the nine months ended September 30, 2017, an increase of $16,988 or 5.8% from the nine months ended September 30, 2016. Sales to automotive markets increased $7,688 or 3.9%. Other sales increased $9,300 or 9.4%. The Noliac acquisition added $4,097 in sales for the nine months ended September 30, 2017.  Changes in foreign exchange rates reduced sales by $1,400 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of automotive products.
Gross margin as a percent of sales was 34.5% in the first nine months of 2017 compared to 35.4% in the first nine months of 2016. The decrease in gross margin was driven mainly by product mix changes, costs relating to certain production rework issues in the first half of 2017 and an unfavorable impact of foreign exchange rate movements.
Selling, general and administrative expenses were $46,970 or 15.1% of sales in the nine months ended September 30, 2017 versus $46,459 or 15.8% of sales in the comparable year-to-date period in 2016. The increase was primarily attributable to incremental costs resulting from the Noliac acquisition in 2017 and the single crystal acquisition in 2016, including amortization of intangibles, which were partially offset by other expense reductions and the timing of certain expenses.
Research and development expenses were $18,432 or 5.9% of sales in the nine months ended September 30, 2017 compared to $18,414 or 6.2% of sales in the comparable prior year period. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
Restructuring charges were $2,942 or 0.9% of sales in the first nine months of 2017. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $2,175 or 0.7% of sales in the first nine months of 2016.
The loss on sale of assets in 2017 was driven by a loss on the sale of vacant land at our Hopkinton, Massachusetts facility in September 2017. The gain on sale of assets in 2016 is due primarily to a gain on the sale of our building in Canada in June 2016.
Operating earnings were $38,514 or 12.4% of sales in the nine months ended September 30, 2017, compared to operating earnings of $49,020 or 16.6% of sales in the nine months ended September 30, 2016, as a result of the items discussed above.

Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Interest expense	$(2,209)	$(2,746)
Interest income	914	1,082
Other income (expense)	2,889	(1,482)
Total other income (expense)	$1,594	$(3,146)
Interest expense decreased in the first nine months of 2017 versus the same period of 2016 primarily as a result of a reduction in interest related to interest rate swaps. Interest income decreased due to lower investible cash balances at certain foreign locations. Other income in the first nine months of 2017 was principally driven by foreign currency translation gains, mainly due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the period.

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Effective tax rate	30.0%	43.2%

Our effective income tax rate was 30.0% and 43.2% in the first nine months of 2017 and 2016, respectively. The tax rate in the first nine months of 2017 was lower than the U.S. statutory tax rate due primarily to tax benefits recorded upon vesting of restricted stock units, a release of valuation allowances recorded against realizable foreign NOLs, and favorable tax rates on foreign earnings, offset by the impact of state taxes, tax expense for withholding taxes on the anticipated distribution of earnings in China, and other various permanent items.

Liquidity and Capital Resources

Cash and cash equivalents were $116,152 at September 30, 2017, and $113,805 at December 31, 2016, of which $114,845 and $113,359, respectively, were held outside the United States. The increase in cash and cash equivalents of $2,347 was primarily driven by cash generated from operating activities of $46,967, which was mostly offset by the payment for the Noliac acquisition of $19,121, capital expenditures of $11,987, net long-term debt payments of $6,800 and dividends paid of $3,942. Total long-term debt was $82,300 as of September 30, 2017 and $89,100 as of December 31, 2016. Total debt as a percentage of total capitalization, defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders' equity, was 19.2% at September 30, 2017, compared to 22.1% at December 31, 2016.

Working capital increased by $11,354 during the nine months ended September 30, 2017, primarily due to increases in inventory, accounts receivable, other current assets and cash and cash equivalents, which were partially offset by higher accounts payable.
Cash Flows from Operating Activities
Net cash provided by operating activities was $46,967 during the first nine months of 2017. Components of net cash provided by operating activities included net earnings of $28,069, depreciation and amortization expense of $15,061 and other net non-cash items of $8,746, offset by the net cash outflow from changes in assets and liabilities of $4,909.
Cash Flows from Investing Activities
Net cash used in investing activities for the first nine months of 2017 was $30,623, driven by the net payment for our Noliac acquisition of $19,121 and capital expenditures of $11,987.
Cash Flows from Financing Activities
Net cash used in financing activities for the first nine months of 2017 was $13,463. These cash outflows were the result of net long-term debt payments of $6,800, dividend payments of $3,942, taxes paid on behalf of employees for equity awards in the amount of $1,571 and short-term notes payable payments of $1,150.

Capital Resources
Long‑term debt was comprised of the following:

	As of
	September 30,	December 31,
	2017	2016
Revolving credit facility due in 2020	$82,300	$89,100
Weighted average interest rate	2.3%	1.5%
Amount available	$215,635	$208,735
Total credit facility	$300,000	$300,000
Standby letters of credit	$2,065	$2,165
Commitment fee percentage per annum	0.25%	0.25%

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
The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at September 30, 2017.
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
We reserve for estimated credit losses based on historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves have been approximately 0.2% to 0.6% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.
Inventories
We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.
Over the last three years, our reserves for excess and obsolete inventories have ranged from 16.8% to 18.9% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The test involves comparing the fair values of our reporting units with their carrying values. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, but only to the extent of goodwill recognized.
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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified as of September 30, 2017.
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
Significant Customers
Our net sales to customers representing at least 10% of total net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Cummins Inc.	14.6%	9.5%	13.6%	9.8%
Honda Motor Co.	11.7%	10.5%	10.8%	10.8%
Toyota Motor Corporation	9.9%	9.9%	10.2%	10.5%

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

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2015, we announced that our Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration. As shown in the following table, there were no stock repurchases during the quarter ended September 30, 2017.

(c)
			Total Number	(d)
	(a)		of Shares	Maximum Dollar Value
	Total Number of	(b)	Purchased as	of Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(2)

Balance at December 31, 2016				$17,554
January 1, 2017 - September 30, 2017	—	—	—	$—
Total	—	—	—	$17,554

Item 6.  Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Luis F. Machado	/s/ Ashish Agrawal
Luis F. Machado Vice President, General Counsel and Secretary	Ashish Agrawal Vice President and Chief Financial Officer

Dated: October 26, 2017	Dated: October 26, 2017