Form 10-K
period 2017-12-31
CTS CORP
filed 2018-02-23
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-4639
CTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4925 Indiana Avenue, Lisle, IL (Address of principal executive offices)	60532 (Zip Code)
Registrant's telephone number, including area code: 630-577-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, without par value	New York Stock Exchange
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No    ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 30, 2017, was approximately $706,120,000. There were 32,938,466 shares of common stock, without par value, outstanding on February 20, 2018.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 17, 2018 are incorporated by reference in Part III.

CTS CORPORATION 1

Safe Harbor
Forward-Looking Statements
This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management's expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the transportation, communications, and information technology industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; environmental compliance and remediation expenses; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of this Annual Report on Form 10-K. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

PART I

Item 1.  Business
CTS Corporation ("CTS", "we", "our", "us" or the "Company") is a global manufacturer of sensors, electronic components, and actuators. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. Our principal executive offices are located in Lisle, Illinois.
We design, manufacture, and sell a broad line of sensors, electronic components, and actuators primarily to original equipment manufacturers ("OEMs") for the aerospace, communications, defense, industrial, information technology, medical, and transportation markets. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products and technologies within these categories.
We operate manufacturing facilities in North America, Asia, and Europe. Sales and marketing are accomplished through our sales engineers, independent manufacturers' representatives, and distributors.
See the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding the Company.

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

2 CTS CORPORATION

The following table provides a breakdown of net sales by industry as a percent of consolidated net sales:

	2017	2016	2015
Industry
Transportation	65%	66%	67%
Industrial	18%	17%	17%
Medical	8%	7%	3%
Defense and Aerospace	4%	4%	5%
Information Technology	3%	4%	5%
Communications	2%	2%	3%
% of consolidated net sales	100%	100%	100%
The following table identifies major products by industry. Products are sold to several industry OEMs and through distributors.

Product Description	Transportation	Industrial	Medical	Defense and Aerospace	IT	Communications
SENSE	●	●	●	●
(Controls, Pedals, Piezo Sensing Products, Sensors, Switches, Transducers)
CONNECT		●	●	●	●	●
(EMI/RFI Filters, Capacitors, Frequency Control, Resistors, RF filters)
MOVE	●	●			●
(Piezo Microactuators, Rotary Actuators, Thermal)

MARKETING AND DISTRIBUTION
Sales and marketing to OEMs is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Czech Republic, Denmark, Germany, India, Japan, Scotland, Singapore, Taiwan, and the United States. Approximately 90% of 2017 net sales were attributable to our sales engineers.
Our sales engineers generally service the largest customers with application-specific products. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.
We utilize the services of independent manufacturers' representatives for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from us. During 2017, approximately 5% of net sales were attributable to independent manufacturers' representatives. We also use independent distributors. Independent distributors purchase products from us for resale to customers. In 2017, independent distributors accounted for approximately 5% of net sales.

RAW MATERIALS
We utilize a wide variety of raw materials and purchased parts in our manufacturing processes. The following are the most significant raw materials and purchased components:
Conductive inks and contactors, passive electronic components, integrated circuits and semiconductors, certain rare earth elements ("REEs"), ceramic powders, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, silver, gold, platinum, lead, aluminum, and steel-based raw materials and components.
These raw materials and parts are purchased from a number of suppliers, and we generally do not believe we are dependent upon one or a limited number of suppliers. Although we purchase all of our semiconductors, REEs, conductive inks, and silver pastes from a limited number of suppliers, alternative sources are available.

CTS CORPORATION 3

We do not currently anticipate any significant raw material shortages that would limit production. However, the lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to us may vary. Occasionally, we may need to order raw materials in greater quantities and at higher prices to compensate for the variability of lead times for delivery.

PATENTS, TRADEMARKS, AND LICENSES
We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products that we have designed and manufactured, as well as processes and equipment used in our manufacturing technology. We were issued 6 new U.S. patents and 17 non-U.S. patents in 2017 and currently hold 151 U.S. patents and 157 non-U.S. patents. We have 8 registered U.S. trademarks, 20 registered foreign trademarks and 4 international trademark registrations. We have licensed the right to use several of our patents. In 2017, license and royalty income was less than 1% of net sales.

MAJOR CUSTOMERS
Sales to our 15 largest customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2017	2016	2015
Total of 15 largest customers / net sales	64.4%	63.1%	61.4%

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2017	2016	2015
Cummins Inc.	13.4%	9.9%	9.3%
Honda Motor Co.	11.2%	10.7%	10.7%
Toyota Motor Corporation	10.2%	10.4%	10.1%
We sell automotive parts to these three customers for certain vehicle platforms under purchase agreements that have no volume commitments and are subject to purchase orders issued from time to time.
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

4 CTS CORPORATION

COMPETITION
We compete with many domestic and foreign manufacturers principally on the basis of product features, technology, price, quality, reliability, delivery, and service. Most of our product lines encounter significant global competition. The number of competitors varies from product line to product line. No one competitor competes with us in every product line, but many competitors are larger and more diversified than we are.
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

NON-U.S. REVENUES AND ASSETS
Our net sales to customers originating from our non-U.S. operations as a percentage of total net sales were as follows:

	Years Ended December 31,
	2017	2016	2015
Net sales from non-U.S. operations	32%	30%	38%

Our percentages of total assets at non-U.S. locations were as follows:

	Years Ended December 31,
	2017	2016	2015
Total assets at non-U.S. operations	49%	48%	46%
A substantial portion of these assets, other than cash and cash equivalents, cannot readily be liquidated. We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations, and expropriation. Our non-U.S. manufacturing facilities are located in China, Czech Republic, Denmark, India, Mexico, and Taiwan.
See Note 19 "Geographic Data" in the Notes to Consolidated Financial Statements for further geographic information.

RESEARCH AND DEVELOPMENT ACTIVITIES
A summary of amounts spent for research and development activities is as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Research and development	$25,146	$24,040	$22,461
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

CTS CORPORATION 5

EMPLOYEES
We employed 3,222 people at December 31, 2017, with 80% of these employees located outside the U.S. We employed 2,796 people at December 31, 2016. Approximately 117 employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2017. Both agreements are scheduled to expire upon completion of our 2016 Restructuring Plan activities.

ADDITIONAL INFORMATION
We are incorporated in the State of Indiana. Our principal corporate office is located at 4925 Indiana Avenue Lisle, IL 60532.
Our internet address is www.ctscorp.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Other than the documents that we file with the SEC that are incorporated by reference herein, the information contained on or accessible through our website is not part of this or any other report we file or furnish to the SEC.
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

EXECUTIVE OFFICERS OF THE COMPANY
Executive Officers.    The following serve as executive officers of CTS as of February 23, 2018. The executive officers are expected to serve until the next annual shareholders meeting, scheduled to be held on or about May 17, 2018, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Kieran O'Sullivan	55	President, Chief Executive Officer and Chairman of the Board
Ashish Agrawal	47	Vice President and Chief Financial Officer
Luis Francisco Machado	55	Vice President, General Counsel and Secretary

Kieran O'Sullivan - 55 - President, Chief Executive Officer and Chairman of the Board. Mr. O'Sullivan joined CTS on January 7, 2013. Before joining CTS, Mr. O'Sullivan served as Executive Vice President of Continental AG's Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006. Mr. O'Sullivan is a member of the board of directors, is chairman of the compensation committee, and is a member of the risk committee of LCI Industries, a supplier of components for manufacturers of recreational vehicles, manufactured homes and for the related aftermarkets of those industries.
Ashish Agrawal - 47 - Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer for CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Corporation, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer since 2007. Prior to that, Mr. Agrawal was with General Electric Co. in various positions since December 1994.
Luis Francisco Machado - 55 - Vice President, General Counsel and Secretary. Mr. Machado joined CTS in August 2015. Before joining CTS, Mr. Machado was at L Brands, Inc., a retailer of intimate apparel, home fragrance and beauty products under the Victoria's Secret, Pink, and Bath and Body Works Brands, as Senior Vice President, Legal and Assistant Secretary since August 2010, and Associate General Counsel, Corporate and Assistant Secretary of Wm. Wrigley Jr. Company since February 2006.
Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

We depend on a small number of customers for a large portion of our business, and changes in the level of our customers' orders have, in the past, had a significant impact on our results of operations. If a major customer significantly delays, reduces, or cancels the level of business it does with us, there could be an adverse effect on our business, financial condition and operating results. Significant pricing and margin pressures exerted by a major customer could also materially adversely affect our operating results. In addition, we generate significant accounts receivable from sales to our major customers. If one or more of our major customers were to become insolvent or otherwise unable to pay or were to delay payment for our products, our business, financial condition and operating results could be materially adversely affected.

Negative or unexpected tax consequences could adversely affect our results of operations.

We operate globally and changes in tax laws could adversely affect our results.  The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures enacted by individual countries, such as the comprehensive tax reform enacted in the U.S. at the end of 2017.  Although the Company continues to evaluate the impact of the recent U.S. tax reform, it could significantly impact our effective tax rate, tax liabilities and our ability to utilize deferred tax assets.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could materially and adversely affect our results of operations. In addition, acquisitions or divestitures may cause our effective tax rate to change.

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

The industries in which we operate are highly competitive and characterized by price erosion and rapid technological change. We compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. If any customer becomes dissatisfied with our prices, quality or timeliness of delivery, among other things, it could award business to our competitors. Moreover, some of our customers could choose to manufacture and develop particular products themselves rather than purchase them from us. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect our business, financial condition and operating results. These developments also may materially adversely affect our ability to compete successfully going forward. We cannot assure you that our products will continue to compete successfully with our competitors' products, including OEMs.

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

CTS CORPORATION 7

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

We generally do not obtain firm, long-term purchase commitments from our customers, and regularly experience reduced or extended lead times in customer orders. Customers cancel orders, change production quantities and delay production for a number of reasons. Uncertain economic and geopolitical conditions may result in some of our customers delaying the delivery of some of the products we manufacture for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a number of customers may harm our results of operations by reducing the volumes of products we manufacture and sell, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer orders, or by reducing our asset utilization, resulting in lower profitability.

In addition, customers may require that manufacturing of their products be transitioned from one of our facilities to another to achieve cost reductions and other objectives. Such transfers may result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, we make key decisions based on our estimates of customer requirements, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements. The short-term nature of our customers' commitments and the changes in demand for their products may reduce our ability to estimate future customer requirements accurately. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize and delivery schedules may be deferred as a result of changes in demand for our products or our customers' products. We often increase staffing and capacity, and incur other expenses to meet the anticipated demand of our customers, which causes reductions in our gross margins if customer orders are delayed or canceled. On occasion, customers require rapid increases in production, which may stress our resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed over the short-term, a reduction in customer demand could harm our gross margin and operating income until such time as adjustments can be made to activity and operating levels or to structural costs.

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

We derive a substantial portion of our revenues from customers in the transportation, information technology and communications industries and are susceptible to trends and factors affecting those industries.

Sales to the transportation, information technology and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for their products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including among others, industry slowdown, recession, political instability, costly or constraining regulations, reduced government budgets and spending, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers' production schedules or labor disturbances, that results in a decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. These industries are generally unionized and some of our customers have experienced labor disruptions in the past. Furthermore, these industries are highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. The failure of manufacturers that we serve may result in the failure to receive payment in full for products sold in the past and an abrupt cancellation in demand for certain products. Weakness in demand, the insolvency of manufacturers that we serve or their suppliers, and constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.

8 CTS CORPORATION

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects could result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects could result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. As we grow our business in the transportation and medical device markets, the risk of exposure to product liability litigation increases. We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability; however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage. Accordingly, our results of operations, cash flow and financial position could be adversely affected.

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

CTS CORPORATION 9

We may restructure our operations, which may materially adversely affect our business, financial condition and operating results.

We have announced and initiated restructuring plans at various times in the recent past designed to revise and consolidate certain aspects of our operations for the purpose of improving our cost structure. We may incur restructuring and impairment charges in the future if circumstances warrant. Additionally, if we are unsuccessful in implementing restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may materially adversely affect our business, financial condition and operating results.

Losses in the stock market could negatively impact pension asset returns and cash flow due to possible required contributions in the future.

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

We may pursue acquisition opportunities that complement or expand our business as well as divestitures that could impact our business operations. We may not be able to complete these transactions, and these transactions, if executed, may pose significant risks that could materially adversely affect our business, financial condition and operating results.

On an ongoing basis we explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding suitable opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for any number of reasons including a failure to secure financing. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management's attention from our existing business to integrate the operations and personnel of the acquired or combined business; possible adverse effects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which could reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. Even if we are initially successful in integrating a new operation, we may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

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

If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on others' intellectual property rights, our business, financial condition and operating results could be materially adversely affected.

The success of our business depends, in part, upon our ability to protect trade secrets, trademarks, copyrights and patents, obtain or license patents and operate without infringing on the intellectual property rights of others. We rely on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical measures to protect our proprietary rights in our products and technology. The steps we have taken to prevent misappropriation of our technology may be inadequate. In addition, the laws of some foreign countries in which we operate do not protect our proprietary rights to the same extent as do the laws of the United States. Although we continue to evaluate and implement protective measures, there can be no assurance that these efforts will be successful. Our inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our technology, cause us to lose sales or otherwise harm our business.

We believe that patents will continue to play an important role in our business. However, there can be no assurance that we will be successful in securing patents for claims in any pending patent application or that any issued patent will provide us with any

10 CTS CORPORATION

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

CTS CORPORATION 11

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

Our revolving credit facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and repurchases stock or make dividend payments above a certain amount.

The restrictions contained in our credit facility could limit our ability to plan for or react to changes in market conditions or meet capital needs or could otherwise restrict our activities or business plans. These restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, fund investments or other capital needs or engage in other business activities that could be in our interest.

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

Natural disasters, such as storms, flooding and associated power outages, occurring at any of our locations or supplier locations may lead to disruption of our manufacturing operations and supply chain, adversely impacting our capability to supply product to our customers. In the event of a natural disaster, it may not be possible for us to find an alternate manufacturing location for certain product lines, further impacting our capability to recover from such a disruption.

We could face risks to our systems, networks and production including increased IT security threats and more sophisticated and targeted computer crime.

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures - including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems - our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. Additionally, any updates to or implementation of systems may cause delays or disruptions in our processes or production which could adversely affect our results.

CTS CORPORATION 13

Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.  Properties
As of February 23, 2018, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased
Albuquerque, New Mexico	102,800	Leased
Bolingbrook, Illinois	30,600	Leased
Elkhart, Indiana	319,000	Owned
Haryana, India	19,400	Leased
Hopkinton, Massachusetts	32,000	Owned
Hradec Kralove, Czech Republic	30,680	Leased
Juarez, Mexico	114,200	Leased
Kaohsiung, Taiwan	75,900	Owned	(1)
Kvistgaard, Denmark	30,680	Leased
Matamoros, Mexico	51,000	Owned
Nogales, Mexico	64,000	Leased
Ostrava, Czech Republic	67,600	Leased
Prague, Czech Republic	13,660	Leased
Tianjin, China	225,000	Owned	(2)
Zhongshan, China	112,600	Leased
Total manufacturing	1,289,120
(1) Ground lease through 2026; restrictions on use and transfer apply.
(2) Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/Leased	Description
Brownsville, Texas	N/A	Owned	Land
Brownsville, Texas	10,000	Leased	Warehouse
El Paso, Texas	22,400	Leased	Office and warehouse
Matamoros, Mexico	20,000	Leased	Warehouse
Elkhart, Indiana	93,000	Owned	Idle facility
Farmington Hills, Michigan	1,800	Leased	Sales office
Glasgow, Scotland	18,600	Leased	Administrative offices and research
Lisle, Illinois	105,925	Leased	Administrative offices and research
Malden, Massachusetts	3,600	Leased	Administrative offices and research
Nagoya, Japan	800	Leased	Sales office
Singapore	5,600	Leased	Sales office
Yokohama, Japan	1,400	Leased	Sales office
Total non-manufacturing	283,125
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
See NOTE 9 "Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Item 4.  Mine Safety Disclosures
        Not applicable.

CTS CORPORATION 15

PART II
Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 20, 2018, there were approximately 1,022 shareholders of record.
Our quarterly dividend was $0.04 per share, or an annual rate of $0.16 per share, for the years ended December 31, 2017, and 2016. The declaration of a dividend and the amount of any such dividend is subject to earnings, anticipated working capital, capital expenditures, other investment requirements, our financial condition, and any other factors considered relevant by the Board of Directors.
Per Share Data (Unaudited)

			Dividends	Net Earnings (Loss)
	High(1)	Low(1)	Declared	Basic	Diluted
2017
4th quarter	$28.35	$23.95	$0.04	$(0.41)	$(0.41)
3rd quarter	24.70	21.05	0.04	0.29	0.29
2nd quarter	22.75	19.30	0.04	0.30	0.30
1st quarter	23.60	20.78	0.04	0.26	0.25
2016
4th quarter	$24.80	$16.35	$0.04	$0.25	$0.25
3rd quarter	19.79	17.10	0.04	0.11	0.11
2nd quarter	19.09	15.06	0.04	0.44	0.44
1st quarter	17.39	12.87	0.04	0.24	0.24
(1) The market prices of CTS common stock presented reflect the highest and lowest sales prices on The New York Stock Exchange for each quarter of the last two years.
As shown in the following table, we did not repurchase stock during the twelve months ended December 31, 2017:

(in thousands, except share data)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Value of Shares Purchased as Part of Plans or Program	(d) Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Balance at December 31, 2016				$17,554
January 1, 2017 – December 31, 2017	—	$—	$—	$17,554
(1) In April 2015, the Board of Directors authorized a program to repurchase up to $25 million of our common stock in the open market. The authorization has no expiration.

16 CTS CORPORATION

Shareholder Performance Graph
The following graph shows a five-year comparison of the cumulative total shareholder return on CTS common stock with the cumulative total returns of a general market index and a peer group index (S&P 500 and Dow Jones Electrical Components & Equipment Industry Group). The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2012.

Comparison of 5 Year Cumulative Total Shareholder Return
$300
$250
$200
$150
$100
2012
2013
2014
2015
2016
2017
CTS Stock
S&P 500
Dow Jones Electrical Components & Equipment Industry Group

CTS CORPORATION 17

Item 6.  Selected Financial Data
Five-Year Summary
(Amounts in thousands, except percentages and per share amounts)

	2017	% of Sales	2016	% of Sales	2015	% of Sales	2014	% of Sales	2013	% of Sales
Summary of Operations
Net sales from continuing operations	$422,993	100.0	$396,679	100.0	$382,310	100.0	$404,021	100.0	$409,461	100.0
Cost of goods sold	282,562	66.8	256,251	64.6	255,201	66.8	274,058	67.8	288,108	70.4
Gross Margin	140,431	33.2	140,428	35.4	127,109	33.2	129,963	32.2	121,353	29.6
Selling, general and administrative expenses	71,943	17.0	61,624	15.5	59,586	15.6	61,051	15.1	71,646	17.5
Research and development expenses	25,146	5.9	24,040	6.1	22,461	5.9	22,563	5.6	23,222	5.7
Non-recurring environmental expense	—	—	—	—	14,541	3.8	—	—	—	—
Restructuring and impairment charges	4,139	1.0	3,048	0.8	14,564	3.8	5,941	1.5	10,455	2.5
Loss (gain) on sale of assets	708	(2.9)	(11,450)	(2.9)	(2,156)	(0.6)	(1,915)	(0.5)	(1,657)	(0.4)
Operating earnings from continuing operations	38,495	9.1	63,166	15.9	18,113	4.7	42,323	10.5	17,687	4.3
Other income (expense)	1,758	0.4	(5,921)	(1.5)	(5,852)	(1.5)	(2,975)	(0.7)	376	0.1
Earnings before income taxes from continuing operations	40,253	9.5	57,245	14.4	12,261	3.2	39,348	9.8	18,063	4.4
Income tax expense from continuing operations	25,805	6.1	22,865	5.8	5,307	1.4	12,826	3.2	16,066	3.9
Earnings from continuing operations	14,448	3.4	34,380	8.7	6,954	1.8	26,522	6.6	1,997	0.5
Loss from discontinued operations, net of tax	—		—		—		—		(5,926)
Net earnings (loss)	$14,448		$34,380		$6,954		$26,522		$(3,929)
Retained earnings - beginning of year	$410,979		381,840		380,145		358,997		367,800
Dividends declared	(5,267)		(5,241)		(5,259)		(5,374)		(4,874)
Retained earnings - end of year	$420,160		$410,979		$381,840		$380,145		$(358,997)
Net earnings (loss) per share:
Basic:
Continuing operations	$0.44		$1.05		$0.21		$0.79		$0.06
Discontinued operations	—		—		—		—		(0.18)
Total	$0.44		$1.05		$0.21		$0.79		$(0.12)
Diluted:
Continuing operations	$0.43		$1.03		$0.21		$0.78		$0.06
Discontinued operations	—		—		—		—		(0.18)
Total	$0.43		$1.03		$0.21		$0.78		$(0.12)
Average basic shares outstanding (000s)	32,892		32,728		32,959		33,618		33,601
Average diluted shares outstanding (000s)	33,420		33,251		33,484		34,130		34,249
Cash dividends per share (annualized)	$0.160		$0.160		$0.160		$0.160		$0.145
Capital expenditures	$18,094		$20,500		$9,723		$12,949		$13,982
Depreciation and amortization	$20,674		$18,992		$16,254		$16,971		$21,169
Financial Position at Year End
Current assets	$233,609		$215,707		$245,954		$240,401		$236,269
Current liabilities	102,412		98,129		94,620		79,982		95,120
Current ratio	2.3 to 1		2.2 to 1		2.5 to 1		3.0 to 1		2.5 to 1
Working capital	131,197		117,578		151,334		160,419		141,149
Inventories	36,596		28,652		24,600		27,887		32,226
Net property, plant and equipment	88,247		82,111		69,872		71,414		74,869
Total assets	539,696		517,697		483,373		456,926		480,265
Long-term debt	76,300		89,100		90,700		75,000		75,000
Long-term obligations, including long-term debt	93,479		101,686		107,099		87,155		88,416
Shareholders' equity	343,805		317,882		281,654		289,789		296,729
Common shares outstanding (000s)	32,938		32,762		32,548		33,392		33,559
Equity (book value) per share	$10.44		$9.70		$8.65		$8.68		$8.84
Stock price range	19.30-28.35		12.87-24.80		15.30-20.25		15.58-21.65		9.33-20.10
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
We manufacture sensors, actuators, and electronic components in North America, Europe, and Asia. CTS provides solutions to OEMs in the aerospace, communications, defense, industrial, information technology, medical, and transportation markets.
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
Results of Operations: Fourth Quarter 2017 versus Fourth Quarter 2016
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings (Loss) for the quarters ended December 31, 2017, and December 31, 2016:

	Three Months Ended December 31,			Percent of Net Sales
	2017	2016	Percent Change	2017	2016
Net sales	$110,910	$101,584	9.2	100.0	100.0
Cost of goods sold	78,035	65,723	18.7	70.4	64.7
Gross margin	32,875	35,861	(8.3)	29.6	35.3
Selling, general and administrative expenses	24,973	15,165	64.7	22.5	14.9
Research and development expenses	6,714	5,626	19.3	6.1	5.5
Restructuring and impairment charges	1,197	873	37.1	1.1	0.9
Loss on sale of assets	10	51	(80.4)	—	0.1
Total operating expenses	32,894	21,715	51.5	29.7	21.4
Operating (loss) earnings	(19)	14,146	(100.1)	—	13.9
Other income (expense)	164	(2,775)	(105.9)	0.1	(2.7)
Earnings before income tax	145	11,371	(98.7)	0.1	11.2
Income tax expense	13,766	3,061	349.7	12.4	3.0
Net (loss) earnings	$(13,621)	$8,310	(263.9)	(12.3)	8.2
Diluted earnings per share:
Diluted net (loss) earnings per share	$(0.41)	$0.25
Sales of $110,910 in the fourth quarter of 2017 increased $9,326 or 9.2% from the fourth quarter of 2016. Sales to transportation markets increased $4,899 or 7.3%. Other sales increased $4,427 or 12.7%. Our Noliac acquisition, which we completed in May 2017, added $2,987 in sales for the quarter. Changes in foreign exchange rates increased sales by $1,229 year-over-year due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.
In the fourth quarter of 2017, we recorded a $13,415 one-time, non-cash pension settlement charge. During 2017, CTS offered its pension participants the opportunity to receive a lump sum payment to settle their future pension benefits. A number of participants elected the lump sum option, and the total lump sum payments distributed to these participants when the offer window closed in the fourth quarter was large enough to trigger a pension settlement charge under U.S. GAAP. This charge was recorded in the amount of $4,796 to cost of goods sold, $6,557 to selling, general and administrative expenses and $2,062 to research and development expenses.
Gross margin as a percent of sales was 29.6% in the fourth quarter of 2017 compared to 35.3% in the fourth quarter of 2016. The pension settlement charge impacted gross margin unfavorably by $4,796 or 4.3% of sales.

CTS CORPORATION 19

Selling, general and administrative expenses were $24,973 or 22.5% of sales in the fourth quarter of 2017 versus $15,165 or 14.9% of sales in the comparable quarter of 2016. The pension settlement charge impacted selling, general and administrative expenses unfavorably by $6,557 or 5.9% of sales. The remaining increase is primarily attributable to the addition of amortization of intangibles and other operating costs from the Noliac acquisition and timing of certain other expenses.
Research and development expenses were $6,714 or 6.1% of sales in the fourth quarter of 2017 compared to $5,626, or 5.5% of sales, in the comparable quarter of 2016. The pension settlement charge impacted research and development expenses unfavorably by $2,062, or 1.9% of sales. The remaining decrease is related to an increase in the reimbursements received from customers for research and development expenses in the fourth quarter of 2017 and timing of certain other expenses. Research and development expenses are focused on expanded applications of existing products, new product development, and enhancements for current products and processes.
Restructuring and impairment charges were $1,197 in the fourth quarter of 2017. These charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. In the fourth quarter 2016, restructuring and impairment charges consisting of severance and other costs totaled $873, which were also in connection with our 2016 Restructuring Plan.
Our operating loss was $19, or 0.0% of sales, in the fourth quarter of 2017, compared to operating earnings of $14,146, or 13.9% of sales, in the comparable quarter of 2016 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Three Months Ended December 31,
	2017	2016
Interest expense	$(1,134)	$(956)
Interest income	370	223
Other income (expense)	928	(2,042)
Total other income (expense), net	$164	$(2,775)
Interest expense increased in the fourth quarter of 2017 versus 2016 due to a one-time charge related to a liability that was settled in 2017. Interest income increased due to higher foreign cash balances. Other income in the fourth quarter of 2017 was driven mainly by foreign currency translation gains due to the appreciation of the Chinese Renminbi compared to the U.S. Dollar. Other expense in the fourth quarter of 2016 was driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi.

	Three Months Ended December 31,
	2017	2016
Effective tax rate	9,493.8%	26.9%

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted in the United States, instituting fundamental changes to the tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion. The Tax Act also permanently reduces the corporate tax rate from 35% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates, and implements a territorial style tax system. The impacts of these changes are reflected in tax expense in the fourth quarter of 2017, resulting in a provisional non-cash charge of approximately $18,001. This amount is subject to adjustment in 2018 as we finalize the impact of the Tax Act on our operations.  As a result, the effective income tax rate for the fourth quarter of 2017 was 9,493.8%. The effective income tax rate for the fourth quarter of 2016 was 26.9%, which included the impact of restructuring charges, one-time items, the tax impact of non-recurring stock compensation changes, and adjustments to valuation allowances.

Net loss was $13,621, or $(0.41) per diluted share, in the fourth quarter of 2017, compared to net earnings of $8,310, or $0.25 per diluted share, in the comparable quarter of 2016.

20 CTS CORPORATION

Results of Operations: Year Ended December 31, 2017, versus Year Ended December 31, 2016
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings for the years ended December 31, 2017, and December 31, 2016:

	Years Ended December 31,			Percent of Net Sales
	2017	2016	Percent Change	2017	2016
Net sales	$422,993	$396,679	6.6	100.0	100.0
Cost of goods sold	282,562	256,251	10.3	66.8	64.6
Gross margin	140,431	140,428	—	33.2	35.4
Selling, general and administrative expenses	71,943	61,624	16.7	17.0	15.5
Research and development expenses	25,146	24,040	4.6	5.9	6.1
Restructuring and impairment charges	4,139	3,048	35.8	1.0	0.8
Loss (gain) on sale of assets	708	(11,450)	(106.2)	0.2	(2.9)
Total operating expenses	101,936	77,262	31.9	24.1	19.5
Operating earnings	38,495	63,166	(39.1)	9.1	15.9
Other income (expense)	1,758	(5,921)	(129.7)	0.4	(1.5)
Earnings before income tax	40,253	57,245	(29.7)	9.5	14.4
Income tax expense	25,805	22,865	12.9	6.1	5.8
Net earnings	14,448	34,380	(58.0)	3.4	8.7
Diluted earnings per share:
Diluted net earnings per share	$0.43	$1.03

Sales were $422,993 for the year ended December 31, 2017, an increase of $26,314, or 6.6% from 2016. Sales to transportation markets increased $12,586 or 4.8%. Other sales increased $13,728 or 10.2%. The Noliac acquisition added $7,084 in sales in 2017.
Gross margin as a percent of sales was 33.2% in 2017 versus 35.4% in 2016. The pension settlement charge recorded in the fourth quarter of 2017 impacted gross margin unfavorably by $4,796, or 1.1% of sales. The remaining decrease in gross margin resulted from costs relating to certain production rework issues that were resolved in 2017 and an unfavorable impact of foreign exchange rate movements.
Selling, general and administrative expenses were $71,943, or 17.0% of sales for the year ended December 31, 2017, versus $61,624 or 15.5% of sales in the comparable period of 2016. The pension settlement charge recorded in the fourth quarter of 2017 impacted selling, general and administrative expenses unfavorably by $6,557 or 1.6% of sales. The remaining increase was primarily attributable to an increase in stock-based compensation as well as incremental costs resulting from the Noliac acquisition in 2017 and the single crystal acquisition in 2016, including amortization of intangibles.
Research and development expenses were $25,146 or 5.9% of sales in 2017 compared to $24,040 or 6.1% of sales in 2016. The pension settlement charge recorded in the fourth quarter of 2017 impacted research and development expenses unfavorably by $2,062, or 0.5% of sales. The remaining decrease is related to higher reimbursements from customers for research and development costs in 2017 and timing of certain expenses. Research and development expenses are focused on expanded applications of existing products, new product development, and enhancements for current products and processes.
Restructuring and impairment charges were $4,139 for year ended December 31, 2017. The charges were mainly for building and equipment relocation, severance and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $3,048 in 2016.
The loss on sale of assets in 2017 was driven by a loss on the sale of vacant land at our Hopkinton, Massachusetts facility in September 2017. The 2016 gain on sale of assets of $11,450 is driven principally by a gain on the sale of our former manufacturing facility in Canada in June 2016.
Operating earnings were $38,495, or 9.1% of sales in 2017, compared to $63,166, or 15.9% of sales in 2016 as a result of the items discussed above.

CTS CORPORATION 21

Other income and expense items are summarized in the following table:

	Years Ended December 31,
	2017	2016
Interest expense	$(3,343)	$(3,702)
Interest income	1,284	1,305
Other income (expense)	3,817	(3,524)
Total other income (expense), net	$1,758	$(5,921)
Interest expense decreased in the year ended December 31, 2017, versus the same period in 2016 primarily as a result of a reduction in interest related to interest rate swaps. Interest income was down slightly in 2017 versus 2016. Other income in the year ended December 31, 2017, was driven mainly by foreign currency translation gains due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and the Euro. Other expense in the year ended December 31, 2016, was driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi and the Euro.

	Years Ended December 31,
	2017	2016
Effective tax rate	64.1%	39.9%
The effective income tax rate in 2017 was 64.1%, which was primarily due to a provisional one-time tax expense of $18,001 resulting from the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. The rate also reflects a decrease in the valuation allowance on certain non-U.S. losses as a result of changes in the expectation of our ability to utilize those losses and changes in the mix of earnings by jurisdiction. The effective income tax rate in 2016 was 39.9%, which includes restructuring charges, one-time items, an increase in valuation allowances recorded against certain state net operating losses and tax credits, and the revaluation of U.S. deferred taxes as a result of the June 2016 restructuring activities discussed in Note 7, "Costs Associated with Exit and Restructuring Activities". The rate also reflects an increase in the valuation allowance on certain non-U.S. losses as a result of changes in the expectation of our ability to utilize those losses, changes in the mix of earnings by jurisdiction, our decision to no longer permanently reinvest the earnings of our Canadian and U.K. subsidiaries, tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China, and various other discrete items.
Net earnings were $14,448 or $0.43 per diluted share for the year ended December 31, 2017, compared to earnings of $34,380 or $1.03 per diluted share in the comparable period of 2016.

22 CTS CORPORATION

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

CTS CORPORATION 23

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

24 CTS CORPORATION

Liquidity and Capital Resources
(Amounts in thousands, except percentages and per share amounts):
Cash and cash equivalents were $113,572 at December 31, 2017, and $113,805 at December 31, 2016, of which $112,531 and $112,736, respectively, were held outside the United States. The decrease in cash and cash equivalents of $233 was driven by cash generated from operating activities of $58,048, which was offset by the payment for the Noliac acquisition of $19,121, capital expenditures of $18,094, net debt payments of $13,950, dividends paid of $5,260, and other net payments and foreign currency impacts on cash of $1,856. Total debt as of December 31, 2017, and December 31, 2016, was $76,300 and $90,106, respectively. Total debt as a percentage of total capitalization, defined as the sum of notes payable and long-term debt as a percentage of total debt and shareholders’ equity, was 18.2% at December 31, 2017, compared to 22.1% at December 31, 2016.
Working capital increased by $13,619 from December 31, 2016, to December 31, 2017, primarily due to the increase in accounts receivable and inventory as well as the reduction in accrued expenses, which was partially offset by the increase in accounts payable.
Cash Flows from Operating Activities
Net cash provided by operating activities was $58,048 during the year ended December 31, 2017. Components of net cash provided by operating activities included net earnings of $14,448, depreciation and amortization expense of $20,674, deferred income taxes of $16,710, pension and other post-retirement plan expense of $11,570, stock based compensation of $4,184, and other net non-cash items totaling $802, which were offset by net changes in assets and liabilities of $10,340.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2017, was $36,674, driven by the net payment for our Noliac acquisition of $19,121 and capital expenditures of $18,094.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2017, was $20,814. These cash outflows were the result of net debt payments of $13,950, dividend payments of $5,260, and taxes paid on behalf of equity award participants of $1,604.
Capital Resources
We have an unsecured revolving credit facility; which has a term through January 10, 2020.
Long-term debt was comprised of the following:

	As of December 31,
	2017	2016
Total credit facility	$300,000	$300,000
Balance Outstanding	$76,300	$89,100
Standby letters of credit	$2,065	$2,165
Amount available	$221,635	$208,735
Weighted-average interest rate	2.30%	1.90%
Commitment fee percentage per annum	0.25%	0.25%
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
The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at December 31, 2017.
We use interest rate swaps to convert the Revolving Credit Facility’s variable rate of interest into a fixed rate on a portion of our debt balance. In the second quarter of 2012, we entered into four separate one-year interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, we entered into four additional one-year interest rate swap agreements to fix interest rates on $25,000 of long-term debt for the periods January

CTS CORPORATION 25

2013 to January 2017. In the third quarter of 2016, we entered into three additional one-year interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods August 2017 to August 2020. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.
In general, other than in Canada and the U.K., it has been our historical practice to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. However, as a result of the Tax Cuts and Jobs Act, we can repatriate our cumulative undistributed foreign earnings to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation charge. We will continue to evaluate whether to repatriate all or a portion of the cumulative undistributed foreign earnings based our business needs. We are still evaluating whether to change our indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under guidance issued by SAB 118. If we subsequently change our assertion during the measurement period, we will account for the change in assertion as a change in estimate related to the enactment of the Act.
We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our Revolving Credit Facility. We believe that cash flows from operating activities and available borrowings under our Revolving Credit Facility will be adequate to fund our working capital needs, capital expenditures, and debt service requirements for at least the next twelve months. However, we may choose to pursue additional equity and debt financing to provide additional liquidity or to fund acquisitions.
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
Product Warranties
Provisions for estimated warranty expenses related to our automotive products are made at the time products are sold. These estimates are established using a quoted industry rate. We adjust our warranty reserve for any known or anticipated warranty claims as new information becomes available. We evaluate our warranty obligations at least quarterly and adjust our accruals if it is probable that future costs will be different than our current reserve. Over the last three years, product warranty reserves have ranged from 0.5% to 0.8% of total sales. We believe our reserve level is appropriate considering the quality of our products.
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
We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves have ranged from 0.2% to 0.5% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

26 CTS CORPORATION

Inventories
We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.
Over the last three years, our reserves for excess and obsolete inventories have ranged from 13.7% to 20.1% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
Retirement Plans
Actuarial assumptions are used in determining pension income and expense and our defined benefit obligations. We utilize actuaries from consulting companies in each applicable country to develop our discount rates, matching high-quality bonds currently available and expected to be available during the period to maturity of the pension benefit in order to provide the necessary future cash flows to pay the accumulated benefits when due. After considering the recommendations of our actuaries, we have assumed a discount rate, expected rate of return on plan assets, and a rate of compensation increase in determining our annual pension income and expense and the projected benefit obligation. During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted. Changes in the actuarial assumptions could have a material effect on our results of operations.
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
If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using two valuation methods: "Income Approach — Discounted Cash Flow Method" and "Market Approach — Guideline Public Company Method". The approach defined below is based upon our last impairment test conducted as of October 1, 2017.
Under the "Income Approach — Discounted Cash Flow Method", the key assumptions include sales, cost of sales, and operating expense projections through the year 2022. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues, operating expenses, and gross margin assumptions. The fourth key assumption under this approach is the discount rate, which is determined by looking at current risk-free rates, current market interest rates and the evaluation of risk premium relevant to the business segment. If any of our assumptions were to change or were incorrect, our fair value calculation may change, which could result in impairment.
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

CTS CORPORATION 27

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
There have not been any significant changes to our impairment testing methodology other than updates to the assumptions to reflect the current market environment. Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2017. We will monitor future results and will perform a test if indicators trigger an impairment review.
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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified as of December 31, 2017.
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
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of its technical merits.  We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

28 CTS CORPORATION

Our practice is to recognize interest and penalties related to income tax matters as part of income tax expense.
We earn a significant amount of our operating income outside of the U.S., which is generally deemed to be permanently reinvested in foreign jurisdictions except in Canada and the U.K. In 2015, as a result of changes in the business, the foreign earnings of these two subsidiaries were no longer permanently reinvested. Therefore, a provision for the expected taxes on repatriation of those earnings was recorded. However, as a result of the Tax Cuts and Jobs Act, we can repatriate our cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation charge. We will continue to evaluate whether to repatriate all or a portion of the cumulative undistributed foreign earnings based on expansion needs and as circumstances change. We are still evaluating whether to change our indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under guidance issued by SAB 118. If we subsequently change our assertion during the measurement period, we will account for the change in assertion as a change in estimate related to enactment of the Act.
Contractual Obligations
Our contractual obligations as of December 31, 2017, were:

	Payments due by period
	Total	2018	2019-2020	2021-2022	2023-beyond
Long-term debt, including interest	$80,513	$1,712	$78,801	$—	$—
Operating lease payments	21,351	3,631	4,609	1,950	11,161
Retirement obligations	7,140	855	1,603	1,472	3,210
Total	$109,004	$6,198	$85,013	$3,422	$14,371
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
Interest Rate Risk
We are exposed to risk of changes in interest rates on our revolving credit facility. There was $76,300 and $89,100 outstanding under our revolving credit facility at December 31, 2017, and 2016, respectively. As of December 31, 2017, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt. The remaining portion of $26,300 is exposed to interest risk and at December 31, 2017, a one percentage point increase in interest rates would increase interest expense by approximately $300.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in China, Czech Republic, Mexico, and Taiwan. As of December 31, 2017, we had $33.2 million outstanding foreign currency forward exchange contracts to hedge our exposure against the Mexican Peso and Euro.
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

30 CTS CORPORATION

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CTS Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of CTS Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018, expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as CTS Corporation’s auditor since 2005.

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 23, 2018

CTS CORPORATION 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CTS Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 23, 2018

32 CTS CORPORATION

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net sales	$422,993	$396,679	$382,310
Cost of goods sold	282,562	256,251	255,201
Gross Margin	140,431	140,428	127,109
Selling, general and administrative expenses	71,943	61,624	59,586
Research and development expenses	25,146	24,040	22,461
Non-recurring environmental expense	—	—	14,541
Restructuring and impairment charges	4,139	3,048	14,564
Loss (gain) on sale of assets	708	(11,450)	(2,156)
Operating earnings	38,495	63,166	18,113
Other (expense) income:
Interest expense	(3,343)	(3,702)	(2,628)
Interest income	1,284	1,305	3,073
Other income (expense)	3,817	(3,524)	(6,297)
Total other income (expense), net	1,758	(5,921)	(5,852)
Earnings before taxes	40,253	57,245	12,261
Income tax expense	25,805	22,865	5,307
Net earnings	$14,448	$34,380	$6,954
Net earnings per share:
Basic	0.44	1.05	0.21
Diluted	0.43	1.03	0.21
Basic weighted-average common shares outstanding	32,892	32,728	32,959
Effect of dilutive securities	528	523	525
Diluted weighted-average common shares outstanding	33,420	33,251	33,484
Cash dividends declared per share	$0.16	$0.16	$0.16
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 33

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net earnings	$14,448	$34,380	$6,954
Other comprehensive earnings (loss):
Changes in fair market value of hedges, net of tax	110	553	157
Changes in unrealized pension cost, net of tax	13,687	6,412	6,809
Cumulative translation adjustment, net of tax	437	(1,154)	(1,738)
Other comprehensive earnings	$14,234	$5,811	$5,228
Comprehensive earnings	$28,682	$40,191	$12,182
The accompanying notes are an integral part of the consolidated financial statements.

34 CTS CORPORATION

CTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$113,572	$113,805
Accounts receivable, net	70,584	62,612
Inventories, net	36,596	28,652
Other current assets	12,857	10,638
Total current assets	233,609	215,707
Property, plant and equipment, net	88,247	82,111
Other Assets
Prepaid pension asset	57,050	46,183
Goodwill	71,057	61,744
Other intangible assets, net	66,943	64,370
Deferred income taxes	20,694	45,839
Other assets	2,096	1,743
Total other assets	217,840	219,879
Total Assets	$539,696	$517,697
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term notes payable	$—	$1,006
Accounts payable	49,201	40,046
Accrued payroll and benefits	11,867	11,369
Accrued expenses and other liabilities	41,344	45,708
Total current liabilities	102,412	98,129
Long-term debt	76,300	89,100
Long-term pension obligations	7,201	7,006
Deferred income taxes	3,802	2,367
Other long-term obligations	6,176	3,213
Total Liabilities	195,891	199,815
Commitments and Contingencies (Note 9)
Shareholders' Equity
Common stock	304,777	302,832
Additional contributed capital	41,084	40,521
Retained earnings	420,160	410,979
Accumulated other comprehensive loss	(78,960)	(93,194)
Total shareholders' equity before treasury stock	687,061	661,138
Treasury stock	(343,256)	(343,256)
Total shareholders' equity	343,805	317,882
Total Liabilities and Shareholders' Equity	$539,696	$517,697
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 35

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$14,448	$34,380	$6,954
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,674	18,992	16,254
Stock-based compensation	4,184	2,738	3,195
Restructuring loss on pension settlement	—	—	8,280
Pension and other post-retirement plan expense (income)	11,570	(1,599)	(2,451)
Non-recurring environmental expense	—	—	14,541
Deferred income taxes	16,710	10,297	(8,920)
Loss (gain) on sale of assets	708	(11,450)	(2,156)
Loss (gain) on foreign currency hedges, net of cash received	94	(36)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(5,198)	(7,120)	1,036
Inventories	(5,404)	(2,290)	2,225
Other assets	(1,531)	(289)	4,090
Accounts payable	5,387	537	(5,126)
Accrued payroll and benefits	(1,666)	1,876	(3,012)
Accrued expenses	28	451	1,184
Income taxes payable	(4,555)	966	5,264
Other liabilities	2,918	52	(2,502)
Pension and other post-retirement plans	(319)	(303)	295
Total adjustments	43,600	12,822	32,197
Net cash provided by operating activities	58,048	47,202	39,151
Cash flows from investing activities:
Capital expenditures	(18,094)	(20,500)	(9,723)
Proceeds from sale of assets	541	12,296	1,878
Payment for acquisitions, net of cash acquired	(19,121)	(73,063)	(1,285)
Net cash used in investing activities	(36,674)	(81,267)	(9,130)
Cash flows from financing activities:
Payments of long-term debt	(1,518,200)	(2,458,400)	(1,343,500)
Proceeds from borrowings of long-term debt	1,505,400	2,456,800	1,359,200
Payments of short-term notes payable	(1,150)	—	(164)
Proceeds from borrowings of short-term notes payable	—	—	164
Purchase of treasury stock	—	—	(18,088)
Dividends paid	(5,260)	(5,234)	(5,291)
Exercise of stock options	—	—	64
Excess tax benefit on stock-based compensation	—	—	313
Taxes paid on behalf of equity award participants	(1,604)	(1,809)	(527)
Net cash used in financing activities	(20,814)	(8,643)	(7,829)
Effect of exchange rate on cash and cash equivalents	(793)	(415)	228
Net (decrease) increase in cash and cash equivalents	(233)	(43,123)	22,420
Cash and cash equivalents at beginning of year	113,805	156,928	134,508
Cash and cash equivalents at end of year	$113,572	$113,805	$156,928
Supplemental cash flow information:
Cash paid for interest	$2,130	$2,939	$2,415
Cash paid for income taxes, net	$10,884	$10,471	$6,779
Non-Cash Investing and Financing Activities
Purchase of assets with short-term notes payable	$—	$1,006	$—
Capital expenditures incurred not paid	$5,914	$3,214	$2,813
The accompanying notes are an integral part of the consolidated financial statements.

36 CTS CORPORATION

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at January 1, 2015	$299,892	$39,153	$380,145	$(104,233)	$(325,168)	$289,789
Net earnings	—	—	6,954	—	—	6,954
Changes in fair market value of hedges, net of tax	—	—	—	157	—	157
Changes in unrealized pension cost, net of tax	—	—	—	6,809	—	6,809
Cumulative translation adjustment, net of tax	—	—	—	(1,738)	—	(1,738)
Cash dividends of $0.16 per share	—	—	(5,259)	—	—	(5,259)
Acquired 984,342 shares for treasury stock	—	—	—	—	(18,088)	(18,088)
Issued shares on exercise of options — net	64	—	—	—	—	64
Issued shares on vesting of restricted stock units	953	(1,495)	—	—	—	(542)
Tax benefit on vesting of restricted stock units	—	313	—	—	—	313
Stock compensation	—	3,195	—	—	—	3,195
Balances at December 31, 2015	$300,909	$41,166	$381,840	$(99,005)	$(343,256)	$281,654
Net earnings	—	—	34,380	—	—	34,380
Changes in fair market value of hedges, net of tax	—	—	—	553	—	553
Changes in unrealized pension cost, net of tax	—	—	—	6,412	—	6,412
Cumulative translation adjustment, net of tax	—	—	—	(1,154)	—	(1,154)
Cash dividends of $0.16 per share	—	—	(5,241)	—	—	(5,241)
Issued shares on vesting of restricted stock units	1,923	(3,307)	—	—	—	(1,384)
Stock compensation	—	2,662	—	—	—	2,662
Balances at December 31, 2016	$302,832	$40,521	$410,979	$(93,194)	$(343,256)	$317,882
Net earnings	—	—	14,448	—	—	14,448
Changes in fair market value of hedges, net of tax	—	—	—	110	—	110
Changes in unrealized pension cost, net of tax	—	—	—	13,687	—	13,687
Cumulative translation adjustment, net of tax	—	—	—	437	—	437
Cash dividends of $0.16 per share	—	—	(5,267)	—	—	(5,267)
Issued shares on vesting of restricted stock units	1,945	(3,549)	—	—	—	(1,604)
Stock compensation	—	4,112	—	—	—	4,112
Balances at December 31, 2017	$304,777	$41,084	$420,160	$(78,960)	$(343,256)	$343,805
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 1 — Summary of Significant Accounting Policies
Description of Business: CTS Corporation ("CTS", "we", "our", "us" or the "Company") is a global manufacturer of sensors, electronic components, and actuators. We operate manufacturing facilities located throughout North America, Asia and Europe and service major markets globally.
CTS consists of one reportable business segment.
Principles of Consolidation: The consolidated financial statements include the accounts of CTS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Fiscal Calendar: We began using a calendar period end in 2016. Prior to that, we operated on a 4 week/ 4 week/ 5 week fiscal quarter, and each fiscal quarter ended on a Sunday. The fiscal year always began on January 1 and ended on December 31. Our fiscal calendar resulted in some fiscal quarters being either longer or shorter than 13 weeks, depending on the days of the week on which those dates fell.
Use of Estimates: The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Cash and Cash Equivalents: All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due from normal business activities. We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable. Our reserves for estimated credit losses are based upon historical experience and specific customer collection issues. Accounts are written off against the allowance account when they are determined to no longer be collectible.
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
Trade receivables subject us to the potential for credit risk with major customers. We sell our products to customers principally in the transportation, industrial, medical, defense and aerospace, information technology, and communications markets, primarily in North America, Europe, and Asia. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not require collateral. The allowance for doubtful accounts is based on management's estimates of the collectability of its accounts receivable after analyzing historical bad debts, customer concentrations, customer creditworthiness, and current economic trends. Uncollectible trade receivables are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.
Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2017	2016	2015
Cummins Inc.	13.4%	9.9%	9.3%
Honda Motor Co.	11.2%	10.7%	10.7%
Toyota Motor Corporation	10.2%	10.4%	10.1%
We sell automotive parts to these three customers for certain vehicle platforms under purchase agreements that have no volume commitments and are subject to purchase orders issued from time to time.
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

38 CTS CORPORATION

Retirement Plans: We have various defined benefit and defined contribution retirement plans. Our policy is to annually fund the defined benefit pension plans at or above the minimum required by law. We: 1) recognize the funded status of a benefit plan (measured as the difference between plan assets at fair value and the benefit obligation) in our Consolidated Balance Sheets; 2) recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit/cost as a component of other comprehensive earnings; and 3) measure defined benefit plan assets and obligations as of the date of our fiscal year-end. See NOTE 5, "Retirement Plans" for further information.
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation and amortization is computed primarily over the estimated useful lives of the various classes of assets using the straight-line method. Useful lives for buildings and improvements range from 10 to 45 years. Machinery and equipment useful lives range from 3 to 15 years. Depreciation on leasehold improvements is computed over the lesser of the lease term or estimated useful lives of the assets. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, any related gains or losses are included in operating earnings.
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
We recognize deferred tax assets to the extent that we believe that these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. In 2016, we elected to early adopt ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", on a retrospective basis allowing for all deferred tax items to be classified as non-current. Certain non-current deferred tax assets and non-current deferred tax liabilities were not netted since these items relate to different tax jurisdictions.
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
In 2015, we changed the date of our annual impairment test from the last day of our fiscal year to the first day of our fourth quarter. This change did not have a material effect on the results of our impairment test. We completed our annual impairment test during 2017 and determined that our goodwill was not impaired as of the measurement date.
No goodwill impairment was recorded for the years ended December 31, 2017, 2016 and 2015.
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

CTS CORPORATION 39

No significant impairments were recorded in the years ended December 31, 2017, 2016 and 2015.
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
Intangible assets (excluding indefinite-lived intangible assets) consist primarily of technology, customer lists and relationships, patents, and trade names. These assets are recorded at cost and usually amortized on a straight-line basis over their estimated lives. We assess useful lives based on the period over which the asset is expected to contribute to cash flows.
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
Costs of molds, dies and other tools used to make products sold for which we have a contractual guarantee for lump sum reimbursement from the customer are included in other current assets on the Consolidated Balance Sheets until reimbursement is received from the customer. A summary of amounts to be received from customers is as follows:

	December 31,
	2017	2016
Cost of molds, dies and other tools included in other current assets	$3,382	$2,837
Reimbursements received from customers are netted against such costs and included in our Consolidated Statements of Earnings if the amount received is in excess of the costs that we incur. A summary of amounts received from customers is as follows:

	Years Ended December 31,
	2017	2016	2015
Reimbursements received from customers	$4,299	$2,036	$1,861
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
Both our stock option and RSU awards primarily have a graded vesting schedule. We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. See NOTE 15, "Stock-Based Compensation" for further information.
In 2016, we elected to early adopt the provisions of ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvement to Employee Share based Payment Accounting". Pursuant to this adoption, we recorded excess tax benefits within income tax expense for the year ended December 31, 2016, where previously these were recorded as increases or decreases to additional contributed capital. In addition, we have elected to account for forfeitures of awards as they occur. Both of these changes have been applied prospectively, and therefore no adjustments were made to prior periods. In accordance with the guidance, we retrospectively reported cash paid on behalf of employees for withholding shares for tax-withholding purposes as a financing activity in the Consolidated Statements of Cash Flows. Additionally, excess tax benefits were classified as an operating activity, applied prospectively. Adoption of this ASU did not result in a material change in our earnings, cash flows, or financial position.
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
Our antidilutive stock options and RSUs consist of the following:

	Years Ended December 31,
(units)	2017	2016	2015
Antidilutive stock options and RSUs	22,110	35,189	13,979

CTS CORPORATION 41

Foreign Currencies: The financial statements of our non-U.S. subsidiaries, except the United Kingdom ("U.K.") subsidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings.
Foreign currency gains (losses) recorded in the Consolidated Statement of Earnings includes the following:

	Years Ended December 31,
	2017	2016	2015
Foreign currency gains (losses)	$3,052	$(3,714)	$(6,299)
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
Change in Estimate: Beginning in January 2017, we changed the method we use to calculate the service and interest cost components of net periodic benefit cost for our U.S. pension and other post-retirement benefit plans. Previously, we calculated the service and interest cost components using a single weighted-average discount rate derived from the yield curve to measure the benefit obligation at the beginning of the period. In 2017, we began using a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot-rates along the yield curve to the relevant projected cash flows. This approach better aligns each of the projected benefit cash flows to the corresponding spot rates on the yield curve, resulting in a more precise measurement of service and interest costs. The change in method resulted in a decrease in the service and interest components of pension costs in 2017. Any decrease to these components as a result of adoption of this approach is equally offset by a decrease in the actuarial losses included in our accumulated other comprehensive loss, with no impact on the measurement of the benefit obligation. This change is accounted for prospectively as a change in accounting estimate.
Reclassifications: Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications had no impact on previously reported net earnings.
Recently Issued Accounting Pronouncements
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

42 CTS CORPORATION

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

ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of Business"
In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of Business". This ASU is meant to clarify the definition of a business to add guidance when determining when an acquisition or disposal should be accounted for as a sale or purchase of assets or a business. This ASU provides a more robust framework to use in determining when a set of assets or activities should be classified as a business, providing more consistency in accounting for business or asset acquisitions. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those periods. The ASU will be applied prospectively and it is not expected to have an impact on our financial statements.

ASU 2016-16 "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory"
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory". This ASU is meant to improve the accounting for the income tax effect of intra-entity transfers of assets other than inventory. Currently, U.S. GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers until the asset is sold to a third party. This ASU will now require companies to recognize the income tax effect of an intra-entity asset transfer (other than inventory) when the transaction occurs. This ASU is effective, for public companies for fiscal years beginning after December 15, 2019 and interim periods within those annual reporting periods. Early adoption is permitted and is to be applied on a modified retrospective bases through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This guidance is not expected to have a material impact on our consolidated financial statements.

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

ASU 2016-02 "Leases (Topic 842)"
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This amendment created a new Topic under the accounting standards codification to account for the provisions of the ASU. This amendment is meant to provide transparency and to improve comparability between entities. The ASU requires companies to record an asset and liability on the balance sheet for leases that were formerly designated as operating leases as well as leases designated as financing leases. The provisions of the ASU predominately change the recognition of leases for lessees; the provisions do not substantially change the accounting for lessors. This ASU will supersede the provisions of Topic 840 Leases.
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

CTS CORPORATION 43

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
ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)"
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition effective January 1, 2018. Several additional ASUs have subsequently been issued amending and clarifying the standard. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle.
We adopted this standard on January 1, 2018 using the modified retrospective approach, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption.  We have completed our review of customer contracts and agreements for revenue recognized in 2017. We have assessed the impact of the new standard on our existing revenue recognition policies and have concluded that the standard will not have a material impact on our financial position or results of operations. We will include the additional required disclosures beginning with our Form 10-Q for the first quarter of 2018.
Subsequent Events: We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements are issued.
NOTE 2 — Accounts Receivable
The components of accounts receivable are as follows:

	As of December 31,
	2017	2016
Accounts receivable, gross	$70,941	$62,782
Less: Allowance for doubtful accounts	(357)	(170)
Accounts receivable, net	$70,584	$62,612
NOTE 3 — Inventories
Inventories consist of the following:

	As of December 31,
	2017	2016
Finished goods	$9,203	$7,513
Work-in-process	12,065	9,596
Raw materials	21,150	17,680
Less: Inventory reserves	(5,822)	(6,137)
Inventories, net	$36,596	$28,652

44 CTS CORPORATION

NOTE 4 — Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	As of December 31,
	2017	2016
Land	$1,130	$2,330
Buildings and improvements	64,201	63,621
Machinery and equipment	223,650	213,198
Less: Accumulated depreciation	(200,734)	(197,038)
Property, plant and equipment, net	$88,247	$82,111
Depreciation expense recorded in the Consolidated Statements of Earnings includes the following:

	For the Years Ended
	2017	2016	2015
Depreciation expense	$14,071	$13,177	$12,219
NOTE 5 — Retirement Plans
We have a number of noncontributory defined benefit pension plans ("pension plans") covering approximately 5% of our active employees. Pension plans covering salaried employees provide pension benefits that are based on the employees´ years of service and compensation prior to retirement. Pension plans covering hourly employees generally provide benefits of stated amounts for each year of service.
We also provide post-retirement life insurance benefits for certain retired employees. Domestic employees who were hired prior to 1982 and certain domestic union employees are eligible for life insurance benefits upon retirement. We fund life insurance benefits through term life insurance policies and intend to continue funding all of the premiums on a pay-as-you-go basis.
We recognize the funded status of a benefit plan in our consolidated balance sheets. The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation. We also recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit/cost.
The measurement dates for the pension plans for our U.S. and non-U.S. locations were December 31, 2017, and 2016.
During 2017, we offered certain former vested employees in our U.S. pension plan a one-time option to receive a lump sum distribution of their benefits from pension plan assets. The pension plan made approximately $23,912 in lump sum payments to settle its obligation to these participants. These settlement payments decreased the projected benefit obligation and plan assets by $23,912, and resulted in a non-cash settlement charge of $13,476 related to unrecognized net actuarial losses that were previously included in accumulated other comprehensive loss. The measurement date of this settlement was December 31, 2017.
During 2014, we approved a plan to terminate the U.K. Limited Retirement Benefits Scheme ("the U.K. Plan"). The pension liability was settled in a purchased annuity. We completed the termination of the pension plan by the end of 2015, and a loss on settlement of this pension in the amount of $8,280 was recorded in restructuring and impairment charges in 2015.

CTS CORPORATION 45

The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the pension plans for U.S. and non-U.S. locations at the measurement dates.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2017	2016	2017	2016
Accumulated benefit obligation	$228,934	$247,276	$2,535	$2,295
Change in projected benefit obligation:
Projected benefit obligation at January 1	$247,276	$256,924	$2,866	$2,796
Service cost	—	87	48	51
Interest cost	8,273	11,024	34	46
Benefits paid	(39,177)	(20,537)	(210)	(289)
Actuarial loss (gain)	12,562	(222)	164	229
Foreign exchange impact	—	—	238	33
Projected benefit obligation at December 31	$228,934	$247,276	$3,140	$2,866
Change in plan assets:
Assets at fair value at January 1	$292,044	$289,315	$1,523	$1,480
Actual return on assets	31,559	23,163	17	11
Company contributions	336	103	319	303
Benefits paid	(39,177)	(20,537)	(210)	(289)
Foreign exchange impact	—	—	128	18
Assets at fair value at December 31	$284,762	$292,044	$1,777	$1,523
Funded status (plan assets less projected benefit obligations)	$55,828	$44,768	$(1,363)	$(1,343)
The measurement dates for the post-retirement life insurance plan were December 31, 2017, and 2016. The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the post-retirement life insurance plan at those measurement dates.

	Post-Retirement Life Insurance Plan
	2017	2016
Accumulated benefit obligation	$5,134	$4,952
Change in projected benefit obligation:
Projected benefit obligation at January 1	$4,952	$4,886
Service cost	2	3
Interest cost	161	207
Benefits paid	(165)	(165)
Actuarial loss	184	21
Projected benefit obligation at December 31	$5,134	$4,952
Change in plan assets:
Assets at fair value at January 1	$—	$—
Actual return on assets	—	—
Company contributions	165	165
Benefits paid	(165)	(165)
Other	—	—
Assets at fair value at December 31	$—	$—
Funded status (plan assets less projected benefit obligations)	$(5,134)	$(4,952)
The components of the prepaid (accrued) cost of the domestic and foreign pension plans are classified in the following lines in the Consolidated Balance Sheets at December 31:

	U.S.Pension Plans		Non-U.S. Pension Plans
	2017	2016	2017	2016
Prepaid pension asset	$57,050	$46,183	$—	$—
Accrued expenses and other liabilities	(100)	(317)	—	—
Long-term pension obligations	(1,122)	(1,098)	(1,363)	(1,343)
Net prepaid (accrued) cost	$55,828	$44,768	$(1,363)	$(1,343)

46 CTS CORPORATION

The components of the accrued cost of the post-retirement life insurance plan are classified in the following lines in the Consolidated Balance Sheets at December 31:

	Post-Retirement Life Insurance Plan
	2017	2016
Accrued expenses and other liabilities	$(418)	$(387)
Long-term pension obligations	(4,716)	(4,565)
Total accrued cost	$(5,134)	$(4,952)
We have also recorded the following amounts to accumulated other comprehensive loss for the U.S. and non-U.S. pension plans, net of tax:

	U.S.Pension Plans			Non-U.S. Pension Plans
	Unrecognized Loss	Prior Service Cost	Total	Unrecognized Loss
Balance at January 1, 2016	$96,388	$—	$96,388	$1,639
Amortization of retirement benefits, net of tax	(3,817)	—	(3,817)	85
Net actuarial (loss) gain	(2,808)	—	(2,808)	12
Foreign exchange impact	—	—	—	7
Balance at January 1, 2017	$89,763	$—	$89,763	$1,743
Amortization of retirement benefits, net of tax	(3,685)	—	(3,685)	10
Settlements	(8,585)	—	(8,585)	—
Net actuarial (loss) gain	(1,753)	—	(1,753)	2
Foreign exchange impact	—	—	—	143
Balance at December 31, 2017	$75,740	$—	$75,740	$1,898
We have recorded the following amounts to accumulated other comprehensive loss for the post-retirement life insurance plan, net of tax:

Unrecognized Gain
Balance at January 1, 2016	$(669)
Amortization of retirement benefits, net of tax	95
Net actuarial gain	14
Balance at January 1, 2017	$(560)
Amortization of retirement benefits, net of tax	64
Net actuarial gain	117
Balance at December 31, 2017	$(379)

The accumulated actuarial gains and losses and prior service costs and credits included in other comprehensive income are amortized in the following manner:

The component of unamortized net gains or losses related to our qualified pension plans is amortized based on the expected future life expectancy of the plan participants (estimated to be approximately 18 years at December 31, 2017), because substantially all of the participants in those plans are inactive.  The component of unamortized net gains or losses related to our post-retirement life insurance plan is amortized based on the estimated remaining future service period of the plan participants (estimated to be approximately 3 years at December 31, 2017).   The Company uses a market-related approach to value plan assets, reflecting changes in the fair value of plan assets over a five-year period.  The variance resulting from the difference between the expected and actual return on plan assets is included in the amortization calculation upon reflection in the market-related value of plan assets.
In 2018, we expect to recognize approximately $5,888 of pre-tax losses included in accumulated other comprehensive loss related to our Pension Plans. We do not expect to recognize any significant such amounts related to the post-retirement life insurance plan in 2018.

CTS CORPORATION 47

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those Pension Plans with accumulated benefit obligation in excess of fair value of plan assets is shown below:

	As of December 31,
	2017	2016
Projected benefit obligation	$4,361	$4,281
Accumulated benefit obligation	3,757	3,710
Fair value of plan assets	1,776	1,523
Net pension (income) expense includes the following components:

	Years Ended December 31,			Years Ended December 31,
	U.S. Pension Plans			Non-U.S. Pension Plans
	2017	2016	2015	2017	2016	2015
Service cost	$—	$87	$171	$48	$51	$63
Interest cost	8,273	11,024	11,258	34	46	465
Expected return on plan assets(1)	(16,243)	(18,976)	(20,272)	(20)	(26)	(446)
Amortization of unrecognized loss	5,785	5,994	6,339	155	140	7,492
Additional cost due to early retirement	—	—	—	—	—	651
Settlement loss	13,476	—	—	—	—	—
Net expense (income)	$11,291	$(1,871)	$(2,504)	$217	$211	$8,225
Weighted-average actuarial assumptions(2)
Benefit obligation assumptions:
Discount rate	3.63%	4.16%	4.43%	1.38%	1.13%	1.63%
Rate of compensation increase	0.00%	0.00%	0.00%	2.00%	2.00%	2.00%
Pension income/expense assumptions:
Discount rate	4.16%	4.43%	4.07%	1.13%	1.63%	3.13%
Expected return on plan assets(1)	5.61%	6.63%	7.00%	1.13%	1.63%	2.00%
Rate of compensation increase	0.00%	0.00%	0.00%	2.00%	2.00%	0.48%

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

(2)	During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.
Net post-retirement expense includes the following components:

	Post-Retirement Life Insurance Plan
	Years Ended December 31,
	2017	2016	2015
Service cost	$2	$3	$5
Interest cost	161	207	204
Amortization of unrecognized gain	(101)	(149)	(101)
Net expense	$62	$61	$108
Weighted-average actuarial assumptions (1)
Benefit obligation assumptions:
Discount rate	3.59%	4.10%	4.43%
Rate of compensation increase	0%	0%	0%
Pension income/post-retirement expense assumptions:
Discount rate	4.10%	4.43%	4.07%
Rate of compensation increase	0%	0%	0%

(1)	During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.
The discount rate utilized to estimate our pension and post-retirement obligations is based on market conditions at December 31, 2017, and is determined using a model consisting of high quality bond portfolios that match cash flows of the plans' projected benefit payments based on the plan participants' service to date and their expected future compensation. Use of the rate produced

48 CTS CORPORATION

by this model generates a projected benefit obligation that equals the current market value of a portfolio of high quality bonds whose maturity dates match the timing and amount of expected future benefit payments.
The discount rate used to determine 2017 pension income and post-retirement expense for our pension and post-retirement plans is based on market conditions at December 31, 2016, and is the interest rate used to estimate interest incurred on the outstanding projected benefit obligations during the period.
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
Our pension plan asset allocation at December 31, 2017, and 2016, and target allocation for 2018 by asset category are as follows:

	Target Allocations	Percentage of Plan Assets at December 31,
Asset Category	2018	2017	2016
Equity securities (1)	13%	11%	25%
Debt securities	83%	82%	59%
Other	4%	7%	16%
Total	100%	100%	100%

(1)	Equity securities include CTS common stock in the amount of $0 at December 31, 2017 and approximately $17,700 (6% of total plan assets) at December 31, 2016.

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
The following table summarizes the fair values of our pension plan assets:

	As of December 31,
	2017	2016
Equity securities - U.S. holdings(1)	$19,487	$43,708
Equity securities - non-U.S. holdings(1)	1,131	819
Equity funds - U.S. holdings(1)	1,314	28,052
Bond funds - government(5)	3,126	22,237
Bond funds - other(6)	231,710	150,712
Real estate(7)	1,235	3,812
Cash and cash equivalents(2)	11,145	7,823
Partnerships(4)	10,787	12,862
International hedge funds(3)	6,604	23,542
Total fair value of plan assets	$286,539	$293,567

CTS CORPORATION 49

The fair values at December 31, 2017, are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Leveled	Total
Equity securities - U.S. holdings(1)	$19,487	$—	$—	$—	$19,487
Equity securities - non-U.S. holdings(1)	1,131	—	—	—	1,131
Equity funds - U.S. holdings(1)	—	1,314	—	—	1,314
Bond funds - government(5)	—	3,126	—	—	3,126
Bond funds - other(6)	—	231,710	—	—	231,710
Real estate(7) (8)	—	—	—	1,235	1,235
Cash and cash equivalents(2)	11,145	—	—	—	11,145
Partnerships(4)	—	—	10,787	—	10,787
International hedge funds(3) (8)	—	—	—	6,604	6,604
Total	$31,763	$236,150	$10,787	$7,839	$286,539
The fair values at December 31, 2016, are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Leveled	Total
Equity securities - U.S. holdings(1)	$43,708	$—	$—	$—	$43,708
Equity securities - non-U.S. holdings(1)	819	—	—	—	819
Equity funds - U.S.holdings(1)	—	28,052	—	—	28,052
Bond funds - government(5)	—	22,237	—	—	22,237
Bond funds - other(6)	—	150,712	—	—	150,712
Real estate(7) (8)	—	—	—	3,812	3,812
Cash and cash equivalents(2)	7,823	—	—	—	7,823
Partnerships(4)	—	—	12,862	—	12,862
International hedge funds(3) (8)	—	—	—	23,542	23,542
Total	$52,350	$201,001	$12,862	$27,354	$293,567

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

(4)	Comprised of partnerships that invest in various U.S. and international industries.

(5)	Comprised of long-term government bonds with a minimum maturity of 10 years and zero-coupon Treasury securities ("Treasury Strips") with maturities greater than 20 years.

(6)
Comprised predominately of investment grade U.S. corporate bonds with maturities greater than 10 years and U.S. high-yield corporate bonds; emerging market debt (local currency sovereign bonds, U.S. dollar-denominated sovereign bonds and U.S. dollar-denominated corporate bonds); and U.S. bank loans.

(7)
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

(8)
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

The pension plan assets recorded at fair value are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure fair value as discussed below:

•
Level 1:  Fair value measurements that are based on quoted prices (unadjusted) in active markets that the pension plan trustees have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets.

•
Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active or inactive markets,

50 CTS CORPORATION

and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable.
The table below reconciles the Level 3 partnership assets within the fair value hierarchy:

Amount
Fair value of Level 3 partnership assets at January 1, 2016	$13,360
Capital contributions	1,419
Realized and unrealized gain	584
Capital distributions	(2,501)
Fair value of Level 3 partnership assets at December 31, 2016	12,862
Capital contributions	343
Realized and unrealized gain	2,107
Capital distributions	(4,525)
Fair value of Level 3 partnership assets at December 31, 2017	$10,787
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
We expect to make $101 of contributions to the U.S. plans and $331 of contributions to the non-U.S. plans during 2018.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Pension Plans	Non-U.S. Pension Plans	Post-Retirement Life Insurance Plan
2018	$15,693	$67	$418
2019	15,705	72	405
2020	15,673	242	392
2021	15,548	63	378
2022	15,361	69	363
2023-2026	72,669	532	1,610
Total	$150,649	$1,045	$3,566
Defined Contribution Plans
We sponsor a 401(k) plan that covers substantially all of our U.S. employees. Contributions and costs are generally determined as a percentage of the covered employee's annual salary.
Expenses related to defined contribution plans include the following:

	Years Ended December 31,
	2017	2016	2015
401(k) and other plan expense	$3,141	$2,841	$3,352

CTS CORPORATION 51

NOTE 6 — Goodwill and Other Intangible Assets
We evaluate finite-lived intangible assets for impairment if indicators of impairment exist. No indicators were identified for the years ended December 31, 2017, or December 31, 2016.
Other intangible assets consist of the following:

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Amortization Period (in years)
Other intangible assets:
Customer lists / relationships	$64,323	$(33,685)	$30,638	10.5
Patents	10,319	(10,319)	—	—
Technology and other intangibles	44,460	(10,355)	34,105	8.3
In process research and development	2,200	—	2,200	—
Other intangible assets, net	$121,302	$(54,359)	$66,943	10.5
Amortization expense for the year ended December 31, 2017		$6,603

Amortization expense remaining for other intangible assets is as follows:

Amortization expense
2018	$6,763
2019	6,754
2020	6,624
2021	6,467
2022	6,230
Thereafter	34,105
Total future amortization expense	$66,943

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$63,386	$(30,318)	$33,068
Patents	10,319	(10,319)	—
Technology and other intangibles	36,715	(7,613)	29,102
In process research and development	2,200	—	2,200
Other intangible assets, net	$112,620	$(48,250)	$64,370
Amortization expense for the year ended December 31, 2016		$5,815
Amortization expense for the year ended December 31, 2015		$4,035
In 2017, a goodwill impairment test was performed by management with the assistance of a third-party valuation firm. As of December 31, 2017, it was concluded that the fair value of each of our reporting units exceeded their carrying values, and accordingly, no goodwill impairment was required.

52 CTS CORPORATION

Changes in the net carrying value amount of goodwill were as follows:

Total
Goodwill as of December 31, 2015	$33,865
Increase from acquisitions	27,879
Goodwill as of December 31, 2016	61,744
Increase from acquisition	9,313
Goodwill as of December 31, 2017	$71,057
NOTE 7 — Costs Associated with Exit and Restructuring Activities
Restructuring and impairment charges are reported as a separate line within operating earnings in the Consolidated Statements of Earnings. Restructuring-related charges are recorded as a component of cost of goods sold. Total restructuring, impairment and restructuring-related charges were:

	Years Ended December 31,
	2017	2016	2015
Restructuring-related charges	$—	$—	$631
Restructuring and impairment charges	4,139	3,048	14,564
Total restructuring, impairment, and restructuring-related charges	$4,139	$3,048	$15,195
In June 2016, we announced plans to restructure operations by phasing out production at the Elkhart facility by mid-2018 and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes will also occur in various other locations. In 2017, we amended this plan to include costs related to the relocation of our corporate headquarters and Bolingbrook, Illinois manufacturing operations. The cost of the plan is expected to be approximately $13,400 including severance and other one-time benefit arrangements. We have recorded $2,927 of termination and other one-time benefit charges impacting approximately 230 employees as of December 31, 2017. Additional costs related to line movements, equipment charges, and other costs will be expensed as incurred. The total restructuring liability related to the June 2016 Plan was $1,460 at December 31, 2017.

The following table displays the planned restructuring and impairment charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through December 31, 2017:

June 2016 Plan	Planned Costs	Actual costs incurred through December 31, 2017
Workforce reduction	$3,075	$2,927
Building and equipment relocation	9,025	3,574
Other charges	1,300	686
Restructuring and impairment charges	$13,400	$7,187

Total restructuring and impairment charges for the June 2016 Plan were as follows:

	Years Ended December 31,
	2017	2016
Restructuring and impairment charges	$4,139	$3,048

Not included in restructuring and impairment charges, but directly attributable to the June 2016 Plan, is an increase in tax expense of $2,316 relating to increases in valuation allowances on deferred tax assets for state net operating losses and tax credits and the revaluation of U.S. deferred taxes as a result of a change in our expected future tax rate as discussed in Note 17 "Income Taxes" in 2016.
During April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint ("April 2014 Plan"). These restructuring actions, which were substantially completed during 2015, resulted in the elimination of approximately 120 positions.

CTS CORPORATION 53

The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through December 31, 2017:

April 2014 Plan	Planned Costs	Actual costs incurred through December 31, 2017
Inventory write-down	$850	$—
Equipment relocation	1,800	444
Other charges	1,400	113
Restructuring-related charges, included in cost of goods sold	4,050	557
Workforce reduction	4,200	4,423
Other charges, including pension termination costs	1,700	3,413
Restructuring and impairment charges	5,900	7,836
Total restructuring, impairment and restructuring-related charges	$9,950	$8,393
Under the April 2014 Plan, there were no restructuring, impairment, and restructuring-related charges for the years ended December 31, 2017 and December 31, 2016. Restructuring, impairment, and restructuring-related charges were $4,923 for the year ended December 31, 2015. The total restructuring liability related to the April 2014 Plan was $453 at December 31, 2017.
During June 2013, we announced a restructuring plan to simplify our global footprint by consolidating manufacturing facilities into existing locations. This Plan included (1) the consolidation of operations from the U.K. manufacturing facility into the Czech Republic facility, (2) the consolidation of operations from the Carol Stream, Illinois manufacturing facility into the Juarez, Mexico facility, and (3) the discontinuation of manufacturing at the Singapore facility. Certain corporate functions were consolidated or eliminated as a result of the June 2013 Plan and also as a result of the sale of our EMS business. These restructuring actions called for the elimination of approximately 480 positions.
The following table displays the planned restructuring and restructuring-related charges associated with the June 2013 Plan, as well as a summary of the actual costs incurred through completion of the plan as of December 31, 2015:

June 2013 Plan	Planned Costs	Actual costs incurred through December 31, 2015
Inventory write-down	$800	$1,143
Equipment relocation	900	1,792
Other charges	100	702
Restructuring-related charges, included in cost of goods sold	1,800	3,637
Workforce reduction	10,150	9,615
Asset impairment charge	3,000	4,139
Other charges, including pension termination costs	7,650	10,205
Restructuring and impairment charges	20,800	23,959
Total restructuring and restructuring-related charges	$22,600	$27,596
Under the June 2013 Plan, restructuring, impairment and restructuring-related charges were $10,272 for the year ended December 31, 2015.
Actions under this plan were complete by the end of 2015 and no liability remains related to the June 2013 Plan as of December 31, 2017.
The following table displays the restructuring liability activity for the year ended December 31, 2017:

June 2013 Plan and April 2014 Plan and June 2016 Plan	Restructuring Liability
Restructuring liability at January 1, 2017	$2,162
Restructuring charges	4,139
Cost paid	(4,445)
Other activities (1)	57
Restructuring liability at December 31, 2017	$1,913
(1) Other activities includes currency translation adjustments not recorded through restructuring expense.

54 CTS CORPORATION

Total restructuring liability included in Other long-term obligations is $187 at December 31, 2017. The remaining liability of $1,726 is included in Accrued expenses and other liabilities at December 31, 2017.
NOTE 8 — Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities are as follows:

	As of December 31,
	2017	2016
Accrued product-related costs	$5,297	$5,556
Accrued income taxes	5,475	9,826
Accrued property and other taxes	997	1,917
Dividends payable	1,318	1,309
Remediation reserves	17,067	18,176
Other accrued liabilities	11,190	8,924
Total accrued expenses and other liabilities	$41,344	$45,708

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
A roll forward of remediation reserves on the balance sheet is comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$18,176	$20,603	$3,918
Remediation expense	307	556	18,591
Remediation payments	(1,416)	(2,983)	(1,906)
Balance at end of the period	$17,067	$18,176	$20,603

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

CTS CORPORATION 55

NOTE 10 — Leases
Minimum future obligations under all non-cancelable operating leases as of December 31, 2017, are as follows:

Operating Leases
2018	$3,631
2019	2,887
2020	1,722
2021	996
2022	954
Thereafter	11,161
Total minimum lease obligations	$21,351
Rent expense for operating leases charged to operations was as follows:

	Years Ended December 31,
	2017	2016	2015
Rent expense	$4,762	$5,694	$3,550
Operating leases include a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease expirations range from 2018 to 2033 with breaking periods specified in the lease agreements. Sublease income was $445 in 2017. Future sublease income is $500 in 2018, $487 in 2019, and $1,404 thereafter. Some of our operating leases include renewal options and escalation clauses.
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
NOTE 11 — Debt
Long-term debt was comprised of the following:

	As of December 31
	2017	2016
Total credit facility	$300,000	$300,000
Balance outstanding	$76,300	$89,100
Standby letters of credit	$2,065	$2,165
Amount available	$221,635	$208,735
Weighted-average interest rate	2.30%	1.90%
Commitment fee percentage per annum	0.25%	0.25%
The revolving credit facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the revolving credit facility. We were in compliance with all debt covenants as of December 31, 2017. The revolving credit facility requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving credit facility contains restrictions limiting our ability to dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the revolving credit facility fluctuate based upon the London Interbank Offered Rate and the Company's quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio.
We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $185 in 2017, $163 in 2016, and $175 in 2015, and was recognized as interest expense.

56 CTS CORPORATION

We use interest rate swaps to convert the revolving credit facility's variable rate of interest into a fixed rate on a portion of the debt as described more fully in Note 12. These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive earnings.
Interest rate swaps activity recorded in other comprehensive earnings before tax included the following:

	Years Ended December 31,
	2017	2016	2015
Unrealized (loss) gain	$(255)	$593	$(516)
Realized gain reclassified to interest expense	$37	$928	$768

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
Foreign Currency Hedges
In January of 2016, we began using forward contracts to mitigate currency risk related to a portion of our forecasted foreign Euro denominated revenues and Mexican Peso denominated expenses. The currency forward contracts are designed as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value. At least quarterly, we assess the effectiveness of these hedging relationships based on the total change in their fair value using regression analysis. The effective portion of derivative gains and losses are recorded in accumulated other comprehensive loss until the hedged transaction affects earnings upon settlement, at which time they are reclassified to net sales and cost of goods sold. Ineffectiveness is recorded in other income (expense) in our Consolidated Statements of Earnings. If it becomes probable that an anticipated transaction that is hedged will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive loss to other income (expense).
As of December 31, 2017, we were hedging a portion of our forecasted Peso expenses and Euro denominated revenue for the following twelve months. We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At December 31, 2017, we had a net unrealized loss of $683 in accumulated other comprehensive loss, of which $567 is expected to be reclassified to income within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $33.2 million at December 31, 2017.
Interest Rate Swaps
We use interest rate swaps to convert the revolving credit facility’s variable rate of interest into a fixed rate on a portion of our debt balance. In the second quarter of 2012, we entered into four separate one-year interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2012, we entered into four additional one-year interest rate swap agreements to fix interest rates on $25,000 of long-term debt for the periods January 2013 to January 2017. In the third quarter of 2016, we entered into three additional one-year interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods August 2017 to August 2020. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive income (loss). The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income (loss) that is expected to be reclassified into earnings within the next twelve months is approximately $278.

CTS CORPORATION 57

The location and fair values of derivative instruments designated as hedging instruments in the Consolidated Balance Sheets as of December 31, 2017, are shown in the following table:

	As of December 31,
	2017	2016
Foreign currency hedges reported in Accrued expenses and other liabilities	$742	$601
Interest rate swaps reported in Other current assets	$278	$2
Interest rate swaps reported in Other assets	$693	$751
The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were $97 foreign currency derivative assets and foreign currency derivative liabilities were $839.
The effect of derivative instruments on the Consolidated Statements of Earnings is as follows:

	Years Ended December 31,
	2017	2016	2015
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings
Net sales	$(488)	$(124)	$—
Cost of goods sold	497	111	—
Selling, general and administrative	45	1	—
Total amounts reclassified from AOCI to earnings	54	(12)	—
Loss recognized in other expense for hedge ineffectiveness	(1)	(1)	—
Loss recognized in other expense for derivatives not designated as cash flow hedges	(15)	(5)	—
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	38	(18)	—

Interest Rate Swaps:
Interest Expense	$(37)	$(928)	$(768)
Total income (loss) on derivatives recognized in earnings	$1	$(946)	$(768)

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

•
Cumulative translation adjustment relates to our non-U.S. subsidiaries that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income. Transfer of foreign currency translation gains and losses from AOCI to income are included in other income (expense) in our Consolidated Statements of Earnings.

58 CTS CORPORATION

The components of AOCI for 2017 are as follows:

	As of December 31, 2016	Gain (Loss) Recognized in OCI	Gain (Loss) reclassified from AOCI to income	As of December 31, 2017
Changes in fair market value of hedges:
Gross	$116	$264	$(91)	$289
Income tax expense (benefit)	(42)	(96)	33	(105)
Net	74	168	(58)	184
Changes in unrealized pension cost:
Gross	(151,618)	—	21,522	(130,096)
Income tax expense (benefit)	60,672	—	(7,835)	52,837
Net	(90,946)	—	13,687	(77,259)
Cumulative translation adjustment:
Gross	(2,414)	429	—	(1,985)
Income tax expense (benefit)	92	8	—	100
Net	(2,322)	437	—	(1,885)
Total accumulated other comprehensive (loss) income	$(93,194)	$605	$13,629	$(78,960)

The components of AOCI for 2016 are as follows:

	As of December 31, 2015	(Loss) Gain recognized in OCI	Gain (Loss) reclassified from AOCI to income	As of December 31, 2016
Changes in fair market value of hedges:
Gross	$(768)	$(56)	$940	$116
Income tax expense (benefit)	289	20	(351)	(42)
Net	(479)	(36)	589	74
Changes in unrealized pension cost:
Gross	(161,719)	—	10,101	(151,618)
Income tax expense (benefit)	64,361	—	(3,689)	60,672
Net	(97,358)	—	6,412	(90,946)
Cumulative translation adjustment:
Gross	(1,279)	(1,135)	—	(2,414)
Income tax expense (benefit)	111	(19)	—	92
Net	(1,168)	(1,154)	—	(2,322)
Total accumulated other comprehensive (loss) income	$(99,005)	$(1,190)	$7,001	$(93,194)

CTS CORPORATION 59

NOTE 14 — Shareholders' Equity
Share count and par value data related to shareholders' equity are as follows:

	As of December 31,
	2017	2016
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,632,488	56,456,516
Shares outstanding	32,938,466	32,762,494
Treasury stock
Shares held	23,694,022	23,694,022
We use the cost method to account for our common stock purchases. During the years ended December 31, 2017, and December 31, 2016, we did not purchase any shares of common stock under our board-authorized share repurchase program. Approximately $17,554 is available for future purchases.
A roll forward of common shares outstanding is as follows:

	As of December 31,
	2017	2016
Balance at beginning of the year	32,762,494	32,548,477
Restricted stock unit issuances	175,972	214,017
Balance at end of period	32,938,466	32,762,494

NOTE 15 — Stock-Based Compensation
At December 31, 2017, we had four stock-based compensation plans: the Non-Employee Directors' Stock Retirement Plan ("Directors' Plan"), the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan"), the 2009 Omnibus Equity and Performance Incentive Plan ("2009 Plan"), and the 2014 Performance & Incentive Plan ("2014 Plan"). Future grants can only be made under the 2014 Plan.
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
The following table summarizes the compensation expense included in selling, general and administrative expenses in the Consolidated Statements of Earnings related to stock-based compensation plans:

	Years Ended December 31,
	2017	2016	2015
Service-Based RSUs	$1,762	$1,997	$1,944
Performance-Based RSUs	2,350	665	1,235
Cash-settled awards	72	76	16
Total	$4,184	$2,738	$3,195
Income tax benefit	1,573	1,029	1,201
Net	$2,611	$1,709	$1,994
The fair value of all equity awards that vested during the periods ended December 31, 2017, 2016, and 2015 were $5,471, $4,959, and $2,803, respectively. We recorded a tax deduction related to equity awards that vested during the year ended December 31, 2017, in the amount of $1,927.

60 CTS CORPORATION

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized compensation expense at December 31, 2017	Weighted- average period
Service-Based RSUs	$1,079	1.11 years
Performance-Based RSUs	2,313	1.62 years
Total	$3,392	1.46 years
We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.
The following table summarizes the status of these plans as of December 31, 2017:

	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available to be granted	1,500,000	3,400,000	6,500,000	N/A

Performance stock options outstanding	295,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	725,759	122,600	57,391	9,620
Maximum potential awards outstanding	1,020,759	122,600	57,391	9,620
RSUs and cash settled awards vested and released	176,221	—	—	—
Awards available to be granted	303,020	—	—	—
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
There were no outstanding stock options at December 31, 2017, or 2016 other than the performance-based stock options described below.
Performance-Based Stock Options
During 2015 and 2016, the Compensation committee of the Board of Directors (the "Committee") granted a total of 295,000 performance-based stock options (including forfeitures). The Performance-Based Option Awards have an exercise price of $18.37, a term of five years and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our four-fiscal-quarter trailing periods (as determined by the Committee) during the term. We have not recognized any expense on these Performance-Based Option Awards for the years ended December 31, 2017 and 2016, since the revenue target is not deemed likely to be attained based on our current forecast.
Service-Based Restricted Stock Units
Service-based RSUs entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. RSUs granted to non-employee directors have historically vested one month after being granted, except beginning in 2016 they vest one year after being granted. Upon vesting, the non-employee directors elect to either receive the stock associated with the RSU immediately, or defer receipt of the stock to a future date. The fair value of the RSUs is equivalent to the trading value of our common stock on the grant date.

CTS CORPORATION 61

A summary of RSUs for all Plans is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	554,478	$13.37
Granted	57,740	24.32
Released	(201,918)	13.85
Forfeited	(10,953)	17.11
Outstanding at December 31, 2017	399,347	$14.60	24.58	$10,283
Releasable at December 31, 2017	259,811	$12.48	33.88	$6,690

	Years Ended December 31,
	2017	2016	2015
Weighted-average grant date fair value	$24.32	$15.07	$17.31
Intrinsic value of RSUs released	$4,485	$1,520	$2,933
A summary of nonvested RSUs is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	251,245	$15.81
Granted	57,740	$24.32
Vested	(158,496)	$16.40
Forfeited	(10,953)	$17.11
Nonvested at December 31, 2017	139,536	$18.56
Performance-Based Restricted Stock Units
We grant performance-based restricted stock unit awards ("PSUs") to certain executives and key employees. Units are usually awarded in the range from zero percent to 200% of a targeted number of shares. The award rate for the 2015-2017, 2016-2018, and 2017-2019 PSUs is dependent upon our achievement of sales growth targets, cash flow targets, and relative total shareholder return ("RTSR") using a matrix based on the percentile ranking of our stock price performance compared to a peer group over a three-year period. These awards are weighted 35% for achievement of the sales growth metric, 30% for achievement of the cash flow metric, and 35% for achievement of the RTSR metric. Other PSUs are granted from time to time based on other performance criteria.
A summary of PSUs for all Plans is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	201,900	$16.48
Granted	123,919	$23.83
Released	(43,275)	$21.66
Forfeited	(26,524)	$22.56
Added by performance factor	15,285	$21.66
Outstanding at December 31, 2017	271,305	$18.77	1.62	$6,986
Releasable at December 31, 2017	—	$—	—	$—

62 CTS CORPORATION

The following table summarizes each grant of performance awards outstanding at December 31, 2017:

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2015-2017 Performance RSUs	February 5, 2015	2018	35% RTSR, 35% sales growth, 30% cash flow	62,000	124,000
2016-2018 Performance RSUs	February 16, 2016	2019	35% RTSR, 35% sales growth, 30% cash flow	92,840	185,680
2017-2019 Performance RSUs	February 9, 2017	2020	35% RTSR, 35% sales growth, 30% cash flow	71,796	143,592
2017-2019 Performance RSUs	February 9, 2017	2018- 2020	Operating Income	40,669	40,669
Single Crystal Performance RSUs	March 31, 2016	2019	Various	4,000	8,000
Total				271,305	501,941
Cash-Settled Restricted Stock Units
Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At December 31, 2017, and 2016, we had 14,082 and 12,074 cash-settled RSUs outstanding, respectively. At December 31, 2017, and 2016, liabilities of $241 and $170, respectively were included in Accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 16 — Fair Value Measurements
The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017 and the (gain) loss recorded during the year ended December 31, 2017:

	Asset (Liability) Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gain) loss for Year Ended December 31, 2017
Interest rate swap — cash flow hedge	$971	$—	$971	$—	$37
Foreign currency hedges	$(742)	$—	$(742)	$—	$(38)
The table below summarizes the financial liability that was measured at fair value on a recurring basis as of December 31, 2016 and the (gain) loss recorded during the year ended December 31, 2016:

	Asset (Liability) Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gain) loss for Year Ended December 31, 2016
Interest rate swap — cash flow hedge	$753	$—	$753	$—	$(928)
Foreign currency hedges	$(601)		$(601)		$18
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

CTS CORPORATION 63

The table below provides a reconciliation of the recurring financial assets and liabilities related to interest rate swaps and foreign currency hedges:

	Interest Rate Swaps	Foreign Currency Hedges
Balance at January 1, 2016	$(768)	$—
Settled in cash	—	54
Total gains (losses) for the period:
Included in earnings	928	(18)
Included in other comprehensive earnings (loss)	593	(637)
Balance at January 1, 2017	$753	$(601)
Settled in cash	—	(132)
Total gains (losses) for the period:
Included in earnings	—	38
Included in other comprehensive earnings (loss)	218	(47)
Balance at December 31, 2017	$971	$(742)
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
NOTE 17 — Income Taxes
Earnings before income taxes consist of the following:

	Years Ended December 31,
	2017	2016	2015
U.S.	$9,315	$25,746	$(141)
Non-U.S.	30,938	31,499	12,402
Total	$40,253	$57,245	$12,261
Significant components of income tax provision/(benefit) are as follows:

	Years Ended December 31,
	2017	2016	2015
Current:
U.S.	$1,635	$(1,312)	$329
Non-U.S.	7,150	13,729	12,482
Total Current	8,785	12,417	12,811
Deferred:
U.S.	17,597	13,245	(15,795)
Non-U.S.	(577)	(2,797)	8,291
Total Deferred	17,020	10,448	(7,504)
Total provision for income taxes	$25,805	$22,865	$5,307

64 CTS CORPORATION

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
Post-retirement benefits	$1,160	$1,798
Inventory reserves	1,128	1,834
Loss carry-forwards	5,401	7,279
Credit carry-forwards	10,793	22,743
Nondeductible accruals	7,062	11,629
Research expenditures	20,002	31,380
Stock compensation	1,803	2,681
Foreign exchange loss	1,373	1,780
Other	220	648
Gross deferred tax assets	48,942	81,772
Depreciation and amortization	9,819	9,960
Pensions	12,387	16,024
Subsidiaries' unremitted earnings	1,662	1,292
Gross deferred tax liabilities	23,868	27,276
Net deferred tax assets	25,074	54,496
Deferred tax asset valuation allowance	(8,182)	(11,024)
Total net deferred tax assets	$16,892	$43,472
The long-term deferred tax assets and long-term deferred tax liabilities are as follows below:

	As of December 31,
	2017	2016
Non-current deferred tax assets	20,694	45,839
Non-current deferred tax liabilities	(3,802)	(2,367)
Total net deferred tax assets	16,892	43,472
In 2016, we elected to early adopt ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", on a retrospective basis allowing for all deferred tax items to be classified as non-current. Certain non-current deferred tax assets and non-current deferred tax liabilities were not netted since these items relate to different tax jurisdictions.
At each reporting date, we weigh all available positive and negative evidence to assess whether it is more-likely-than-not that the Company's deferred tax assets, including deferred tax assets associated with accumulated loss carryforwards and tax credits in the various jurisdictions in which it operates, will be realized. As of December 31, 2017, and 2016, we recorded deferred tax assets related to certain U.S. state and non-U.S. income tax loss carryforwards of $5,401 and $7,279, respectively, and U.S. and non-U.S. tax credits of $10,793 and $22,743, respectively. The deferred tax assets expire in various years primarily between 2022 and 2035.
The Company remeasured its U.S. deferred tax assets and liabilities at the applicable federal tax rate of 21% in accordance with the Tax Cuts and Jobs Act of 2017. The remeasurement resulted in a total decrease in these assets of $6,267.
Generally, we assess if it is more-likely-than-not that our net deferred tax assets will be realized during the available carry-forward periods. As a result, we have determined that valuation allowances of $8,182 and $11,024 should be provided for certain deferred tax assets at December 31, 2017, and 2016, respectively. As of December 31, 2017, the valuation allowances relate to certain U.S. state and non-U.S. loss carry-forwards and certain U.S. state tax credits that management does not anticipate will be utilized. The increase in the valuation allowance from December 31, 2015, to December 31, 2016, is primarily due to the June 2016 restructuring activities and changes in management's judgment regarding realizability of the related assets.
No valuation allowance was recorded in 2017 against the U.S. federal foreign tax credit carryforwards of $3,711, which expire in 2024 and 2025 as well as the research and development tax credits of $7,249. which expire in varying amounts between 2022 and 2037. We assessed the anticipated realization of those tax credits utilizing future taxable income projections. Based on those projections, management believes it is more-likely-than-not that we will realize the benefits of these credit carryforwards.

CTS CORPORATION 65

The following table reconciles taxes at the U.S. federal statutory rate to the effective income tax rate:

	Years Ended December 31,
	2017	2016	2015
Taxes at the U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1%	1.4%	(0.1)%
Non-U.S. income taxed at rates different than the U.S. statutory rate	(9.0)%	(7.5)%	(16.7)%
Foreign source income, net of associated foreign tax credits	0.1%	5.3%	6.9%
Benefit of tax credits	(1.4)%	(1.0)%	(4.6)%
Non-deductible expenses	1.5%	0.7%	1.3%
Stock compensation - excess tax benefits	(1.5)%	(0.8)%	—%
Adjustment to valuation allowances	(4.4)%	3.8%	37.8%
Benefit from prior period foreign tax credits	—%	—%	(133.0)%
Change in unrecognized tax benefits	2.0%	3.3%	59.5%
Impacts of unremitted foreign earnings	0.9%	0.6%	60.8%
Impacts related to the 2017 Tax Cuts and Jobs Act	44.7%	—%	—%
Other	(4.9)%	(0.9)%	(3.6)%
Effective income tax rate	64.1%	39.9%	43.3%

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Act in its year-end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing, and as a result has recorded $18,001 as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $6,267. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $11,734.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $6,267 of deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $11,734 of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings are provisional amounts and reasonable estimates at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
In general, outside of Canada and the United Kingdom, it is our historical practice to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. Although we plan to permanently reinvest the earnings of our Chinese facilities outside the U.S., we have determined that we will not maintain those earnings in China in order to mitigate future currency risk. Therefore, as of December 31, 2017, a provision for the expected tax expense on repatriation of those earnings of $370 was recorded. However, as a result of the Act, we can repatriate our cumulative undistributed foreign earnings to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation charge. We will continue to evaluate whether to repatriate all or a portion of the cumulative undisributed foreign earnings based on expansion needs and as circumstances change. We are still evaluating whether to change our indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under guidance issued by SAB 118. If we subsequently change our assertion during the measurement period, we will account for the change in assertion as a change in estimate related to the enactment of the Act.
The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed in general at a 10.5%

66 CTS CORPORATION

tax rate. Because of the complexity of these provisions, we have not completed our analysis of their potential impact to our deferred tax assets and liabilities, or whether to (i) account for GILTI as a component of tax expense in the period in which the company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the company’s measurement of deferred taxes (the “deferred method”). We continue to evaluate the impacts of GILTI as we further understand its implications as well as related, and yet to be issued, regulatory rules, regulations and interpretations.
We recognize the financial statement benefit of a tax position when it is more-likely-than-not, based on its technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit recognized in the financial statements. As of December 31, 2017, we have approximately $7,306 of unrecognized tax benefits, which if recognized, would impact the effective tax rate. We do not anticipate any significant changes in our unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending unrecognized tax benefits is provided below:

	2017	2016
Balance at January 1	$12,347	$11,008
Increase related to current year tax positions	—	1,088
Increase related to prior year tax positions	1,290	251
Decrease related to settlements with taxing authorities	(6,331)	—
Balance at December 31	$7,306	$12,347
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017, and 2016, $2,596 and $1,772, respectively, of interest and penalties were accrued.
We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2013 through 2016; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2008 through 2016 based on local statutes.
NOTE 18 - Business Acquisitions

On May 15, 2017, we acquired 100% of the equity interests in Noliac A/S, a privately-held company, for $19.3 million in cash. Noliac A/S is a designer and manufacturer of tape cast and bulk piezoelectric material as well as transducers for use in the telecommunications, industrial, medical, and defense industries. This acquisition will enable us to increase our product base within our ceramics product lines as well as expand our presence in the European market.

The purchase price of $19,121, net of cash acquired of $199, has been allocated to the assets acquired and liabilities assumed on the acquisition date based on their fair values.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Fair Values at May 15, 2017
Current assets	$2,836
Property, plant and equipment	580
Other assets	395
Goodwill	9,313
Intangible assets	9,142
Fair value of assets acquired	22,266
Less fair value of liabilities acquired	(3,145)
Net cash paid	$19,121
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

CTS CORPORATION 67

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period (in years)
Developed technology	$7,581	15.0
Customer relationships	937	10.0
Other	624	3.0
Total	$9,142	13.7

We incurred $291 in transaction related costs during the year ended December 31, 2017. These costs are included in selling, general, and administrative costs in our Consolidated Statements of Earnings.
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

68 CTS CORPORATION

NOTE 19 — Geographic Data
Financial information relating to our operations by geographic area were as follows:

Net Sales	Years Ended December 31,
	2017	2016	2015
United States	$287,092	$276,033	$238,796
Singapore	5,596	6,668	8,379
China	66,510	59,506	55,825
Canada	—	—	24,519
Czech Republic	34,476	34,767	36,348
Other non-U.S.	29,319	19,705	18,443
Consolidated net sales	$422,993	$396,679	$382,310
Sales are attributed to countries based upon the origin of the sale.

Long-Lived Assets	Years Ended December 31,
	2017	2016
United States	$45,354	$42,488
China	32,464	33,013
United Kingdom	590	569
Taiwan	3,540	2,755
Czech Republic	5,518	2,634
Other non-U.S	781	652
Consolidated long-lived assets	$88,247	$82,111

CTS CORPORATION 69

NOTE 20 — Quarterly Financial Data
Quarterly Results of Operations
(Unaudited)

	First	Second	Third	Fourth
2017
Net sales	$100,154	$105,686	$106,243	$110,910
Gross margin	$34,224	$35,794	$37,538	$32,875
Operating earnings (loss)	$12,196	$13,208	$13,111	$(19)
Net earnings (loss)	$8,484	$9,966	$9,619	$(13,621)
Basic earnings (loss) per share	$0.26	$0.30	$0.29	$(0.41)
Diluted earnings (loss) per share	$0.25	$0.30	$0.29	$(0.41)
2016
Net sales	$96,705	$98,693	$99,697	$101,584
Gross margin	$33,468	$34,457	$36,641	$35,861
Operating earnings	$12,433	$24,097	$12,490	$14,146
Net earnings	$7,863	$14,487	$3,720	$8,310
Basic earnings per share	$0.24	$0.44	$0.11	$0.25
Diluted earnings per share	$0.24	$0.44	$0.11	$0.25

70 CTS CORPORATION

CTS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	(Write-offs) / Recoveries	Balance at End of Period
Year ended December 31, 2017 Allowance for doubtful accounts	$170	$248	$9	$(70)	$357
Year ended December 31, 2016 Allowance for doubtful accounts	$133	$44	$—	$(7)	$170
Year ended December 31, 2015 Allowance for doubtful accounts	$100	$33	$—	$—	$133

CTS CORPORATION 71

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.  Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
The report from Grant Thornton LLP on its audit of the effectiveness of our internal control over financial reporting as of December 31, 2017, is included in Part II, Item 8 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference. The Report of Management on Internal Control over Financial Reporting, which can be found following the signature page of this Annual Report on Form 10-K, is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
Not applicable.

72 CTS CORPORATION

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 11.  Executive Compensation
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about shares of CTS common stock that could be issued under all of our equity compensation plans as of December 31, 2017:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights (2)	(b) Weighted-Average Grant Date Fair Value of Outstanding Options, RSUs, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,186,668	$16.92	303,020
Equity compensation plans not approved by security holders(1)	9,620	—	—
Total	1,196,288	$16.92	303,020
(1) In 1990, we adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, we annually credited an account for each non-employee director with 800 CTS common stock units. We also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2017, the deferred stock accounts contained a total of 9,620 CTS common stock units.
(2) Based on achievement of the maximum targets for performance-based equity grants.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION 73

PART IV
Item 15.  Exhibits and Financial Statements Schedules
(a) (1) Financial Statements
The following Consolidated Financial Statements of CTS Corporation and Subsidiaries are included herein:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Earnings: Years ended December 31, 2017, December 31, 2016, and December 31, 2015
Consolidated Statements of Comprehensive Earnings: Years ended December 31, 2017, December 31, 2016, and December 31, 2015
Consolidated Balance Sheets: December 31, 2017, and December 31, 2016
Consolidated Statements of Cash Flows: Years ended December 31, 2017, December 31, 2016, and December 31, 2015
Consolidated Statements of Shareholders' Equity: Years Ended December 31, 2017, December 31, 2016, and December 31, 2015
Notes to Consolidated Financial Statements
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

(10)(d)	Credit Agreement Between CTS Corporation and BMO Harris Bank N.A. dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 12, 2015).

(10)(e)	Amendment to Credit Agreement between CTS Corporation and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 25, 2016).

(10)(f)	Amendment No. 1 to the CTS Corporation 2004 Omnibus Long-term Incentive Plan (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the SEC on May 15, 2007.

(10)(g)
Prototype Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on October 24, 2007).*

(10)(h)	CTS Corporation 2009 Omnibus Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

74 CTS CORPORATION

(10)(i)	Form Restricted Stock Unit Agreement (Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(j)	Form Restricted Stock Unit Agreement (Cash) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on May 28, 2009).*

(10)(k)
CTS Corporation Executive Severance Policy, effective as of September 10, 2009 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed with the SEC on October 28, 2009).*

(10)(l)
Letter Agreement dated February 19, 2010 by and among CTS Corporation, Toyota Motor Sales, U.S.A. Inc., Toyota Canada Inc. and Toyota Motor Engineering & Manufacturing North America, Inc. (incorporated by reference to Exhibit 10(a) to the Quarterly Report on form 10-Q for the quarter ended October 3, 2010, filed with the SEC October 27, 2010).

(10)(m)	Prototype Change in Control Agreement (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012).*

(10)(n)
CTS Corporation Management Incentive Plan, approved by the shareholders on May 23, 2012 (incorporated by reference to Appendix A to the Proxy Statement for the 2012 Annual Meeting of Shareholders, filed with the SEC on April 17, 2012).*

(10)(o)
CTS Corporation 2013-2015 CEO Performance Restricted Stock Unit Plan dated February 8, 2013 (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013).*

(10)(p)
First Amendment to the CTS Corporation Executive Severance Policy (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 25, 2013).*

(10)(q)	CTS Corporation 2014 Performance and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on May 22, 2014).*

(10)(r)	Transition Agreement dated June 26, 2015, by and between CTS Corporation and Anthony Urban(incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 1, 2015).

(10)(s)	CTS Corporation Pension Plan Exhibit (Amended and Restated Effective As of July 1, 2015) as filed herewith.

(10)(t)	Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of October 6, 2016, as filed herewith.

(10)(u)	Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of June 26, 2017, as filed herewith.

(10)(v)	Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of September 22, 2017, as filed herewith.

(21)	Subsidiaries.

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

CTS CORPORATION 75

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

*	Management contract or compensatory plan or arrangement.

76 CTS CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 23, 2018	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 23, 2018	By:	/s/ William Cahill
William Cahill Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2018	By:	/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2018	By:	/s/ Robert A. Profusek
Robert A. Profusek Lead Director

Date: February 23, 2018	By:	/s/ Walter S. Catlow
Walter S. Catlow Director

Date: February 23, 2018	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 23, 2018	By:	/s/ Gordon Hunter
Gordon Hunter Director

Date: February 23, 2018	By:	/s/ William S. Johnson
William S. Johnson Director

Date: February 23, 2018	By:	/s/ Diana M. Murphy
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
In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management determined that its internal control over financial reporting was effective as of December 31, 2017. Grant Thornton LLP, an independent registered public accounting firm, has audited CTS' internal control over financial reporting as of December 31, 2017, as stated in their report which is included herein.

CTS Corporation Lisle, IL February 23, 2018

/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer)

78 CTS CORPORATION