Form 10-Q
period 2018-06-30
CTS CORP
filed 2018-07-26
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2018: 33,087,043.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net sales	$118,021	$105,686	$231,551	$205,840
Cost of goods sold	76,208	69,892	151,305	135,822
Gross Margin	41,813	35,794	80,246	70,018
Selling, general and administrative expenses	19,621	15,808	36,993	31,056
Research and development expenses	6,476	6,049	12,983	12,052
Restructuring charges	1,172	729	2,367	1,507
Operating earnings	14,544	13,208	27,903	25,403
Other income (expense):
Interest expense	(571)	(752)	(1,112)	(1,436)
Interest income	472	298	954	551
Other (expense) income, net	(2,874)	1,170	(870)	1,631
Total other (expense) income	(2,973)	716	(1,028)	746
Earnings before income taxes	11,571	13,924	26,875	26,149
Income tax expense	4,362	3,958	8,118	7,699
Net earnings	$7,209	$9,966	$18,757	$18,450
Earnings per share:
Basic	$0.22	$0.30	$0.57	$0.56
Diluted	$0.21	$0.30	$0.56	$0.55

Basic weighted – average common shares outstanding:	33,051	32,890	33,014	32,846
Effect of dilutive securities	513	461	513	493
Diluted weighted – average common shares outstanding	33,564	33,351	33,527	33,339

Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net earnings	$7,209	$9,966	$18,757	$18,450
Other comprehensive income:
Changes in fair market value of derivatives, net of tax	67	(152)	874	608
Changes in unrealized pension cost, net of tax	1,249	942	2,356	1,758
Cumulative translation adjustment, net of tax	(375)	200	(132)	288
Other comprehensive income	$941	$990	$3,098	$2,654
Comprehensive income	$8,150	$10,956	$21,855	$21,104
 See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$102,861	$113,572
Accounts receivable, net	75,597	70,584
Inventories, net	41,671	36,596
Other current assets	11,931	12,857
Total current assets	232,060	233,609
Property, plant and equipment, net	93,630	88,247
Other Assets
Prepaid pension asset	59,938	57,050
Goodwill	71,057	71,057
Other intangible assets, net	63,557	66,943
Deferred income taxes	20,188	20,694
Other	2,123	2,096
Total other assets	216,863	217,840
Total Assets	$542,553	$539,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	51,652	49,201
Accrued payroll and benefits	9,689	11,867
Accrued liabilities	43,805	41,344
Total current liabilities	105,146	102,412
Long-term debt	57,000	76,300
Long-term pension obligations	6,998	7,201
Deferred income taxes	3,572	3,802
Other long-term obligations	6,077	6,176
Total Liabilities	178,793	195,891
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock	306,570	304,777
Additional contributed capital	40,034	41,084
Retained earnings	436,274	420,160
Accumulated other comprehensive loss	(75,862)	(78,960)
Total shareholders’ equity before treasury stock	707,016	687,061
Treasury stock	(343,256)	(343,256)
Total shareholders’ equity	363,760	343,805
Total Liabilities and Shareholders’ Equity	$542,553	$539,696
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Six Months Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,757	$18,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,961	9,673
Pension and other post-retirement plan expense (income)	213	(893)
Stock-based compensation	2,186	1,687
Deferred income taxes	(648)	4,497
Loss on sales of fixed assets	2	1
(Gain) loss on foreign currency hedges, net of cash	(76)	73
Changes in assets and liabilities:
Accounts receivable	(5,452)	(1,950)
Inventories	(5,275)	(4,737)
Other assets	1,280	(76)
Accounts payable	4,779	1,616
Accrued payroll and benefits	(2,028)	(4,735)
Accrued expenses	247	(1,944)
Income taxes payable	3,034	(347)
Other liabilities	(101)	2,115
Pension and other post-retirement plans	(158)	(159)
Net cash provided by operating activities	27,721	23,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,910)	(9,110)
Proceeds from sale of assets	1	1
Payments for acquisitions, net of cash acquired	—	(19,265)
Net cash used in investing activities	(14,909)	(28,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(749,200)	(790,600)
Proceeds from borrowings of long-term debt	729,900	794,300
Dividends paid	(2,638)	(2,624)
Taxes paid on behalf of equity award participants	(1,429)	(1,569)
Net cash used in financing activities	(23,367)	(493)
Effect of exchange rate changes on cash and cash equivalents	(156)	(395)
Net decrease in cash and cash equivalents	(10,711)	(5,991)
Cash and cash equivalents at beginning of period	113,572	113,805
Cash and cash equivalents at end of period	$102,861	$107,814
Supplemental cash flow information:
Cash paid for interest	$995	$1,053
Cash paid for income taxes, net	$3,724	$3,515
See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
June 30, 2018
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

Changes in Accounting Principles

Beginning in January 2018, CTS adopted the provisions of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" under the modified retrospective method, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption. This approach was applied to contracts not completed as of December 31, 2017. At date of adoption, there was no significant change to our past revenue recognition practices and therefore no adjustment to the opening balance of retained earnings was required.

Beginning in April 2018, CTS elected to adopt the provisions of ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities" under the modified retrospective method, which requires a cumulative effect adjustment to the opening balance of retained earnings. Prior to adoption, the company measured hedge effectiveness for all cash flow hedges quarterly and recognized any ineffectiveness in earnings in the current period. Upon adoption the company elected to review hedge effectiveness qualitatively as described further in Note 12 - Derivative Financial Instruments. At the date of adoption there was no significant hedge ineffectiveness recorded in earnings for hedged assets existing as of January 1, 2018, and therefore no adjustment to the opening balance of retained earnings was required.

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

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of June 30, 2018, contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	June 30,	December 31,
	2018	2017
Contract Assets
Prepaid rebates included in Other current assets	$64	$52
Prepaid rebates included in Other assets	482	465
Total Contract Assets	$546	$517

Contract Liabilities
Customer discounts and price concessions included in Accrued liabilities	$(2,323)	$(1,133)
Customer rights of return included in Accrued liabilities	(341)	(462)
Total Contract Liabilities	$(2,664)	$(1,595)

During the three and six months ended June 30, 2018, we recognized a decrease of revenues of $46 and an increase in revenues of $86, respectively, that were included in contract liabilities at the beginning of the period.

The increase in contract liabilities as of June 30, 2018 is primarily due to net increases in estimated future discounts and price concessions, offset by net settlements of products sold with rights of return.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Aero & Defense	$6,024	$4,675	$11,127	$9,332
Industrial	22,773	19,214	43,129	36,326
Medical	9,793	7,474	19,034	14,288
Telecom & IT	5,525	5,602	10,050	10,780
Transportation	73,906	68,721	148,211	135,114
Total	$118,021	$105,686	$231,551	$205,840

NOTE 3 – Accounts Receivable
The components of accounts receivable are as follows:

	As of
	June 30,	December 31,
	2018	2017
Accounts receivable, gross	$76,032	$70,941
Less: Allowance for doubtful accounts	(435)	(357)
Accounts receivable, net	$75,597	$70,584

NOTE 4 – Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2018	2017
Finished goods	$11,778	$9,203
Work-in-process	12,008	12,065
Raw materials	23,529	21,150
Less: Inventory reserves	(5,644)	(5,822)
Inventories, net	$41,671	$36,596

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	June 30,	December 31,
	2018	2017
Land	$1,137	$1,130
Buildings and improvements	68,778	64,201
Machinery and equipment	225,843	223,650
Less: Accumulated depreciation	(202,128)	(200,734)
Property, plant and equipment, net	$93,630	$88,247

Depreciation expense for the three months ended June 30, 2018		$3,774
Depreciation expense for the six months ended June 30, 2018		$7,537

NOTE 6 – Retirement Plans

Pension Plans

Net pension expense (income) for our domestic and foreign plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net pension expense (income)	$78	$(491)	$157	$(924)

The components of net pension expense (income) for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$11	$12
Interest cost	1,781	2,068	11	9
Expected return on plan assets (1)	(3,225)	(4,060)	(6)	(5)
Amortization of loss	1,466	1,446	40	39
Expense (income), net	$22	$(546)	$56	$55

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$22	$24
Interest cost	3,562	4,136	22	17
Expected return on plan assets (1)	(6,450)	(8,121)	(13)	(10)
Amortization of loss	2,932	2,892	82	77
Other cost due to retirement	—	61	—	—
Expense (income), net	$44	$(1,032)	$113	$108
 (1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$1	$1
Interest cost	39	40	78	80
Amortization of gain	(11)	(25)	(23)	(50)
Expense, net	$28	$15	$56	$31

NOTE 7 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(35,387)	$28,936
Patents	10,319	(10,319)	—
Technology and other intangibles	44,460	(12,039)	32,421
In process research and development	2,200	—	2,200
Other intangible assets, net	$121,302	$(57,745)	$63,557
Amortization expense for the three months ended June 30, 2018		$1,704
Amortization expense for the six months ended June 30, 2018		$3,424

	As of
	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(33,685)	$30,638
Patents	10,319	(10,319)	—
Technology and other intangibles	44,460	(10,355)	34,105
In process research and development	2,200	—	2,200
Other intangible assets, net	$121,302	$(54,359)	$66,943
Amortization expense for the three months ended June 30, 2017		$1,613
Amortization expense for the three months ended June 30, 2017		$3,149

Remaining amortization expense for other intangible assets as of June 30, 2018 is as follows:

Amortization expense
2018	$3,377
2019	6,754
2020	6,624
2021	6,467
2022	6,230
Thereafter	34,105
Total amortization expense	$63,557

NOTE 8 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as a separate component of Operating earnings.

Total restructuring charges, all related to the June 2016 Plan described below, were as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017
Restructuring charges	$1,172	$729

	Six Months Ended
	June 30, 2018	June 30, 2017
Restructuring charges	$2,367	$1,507

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart facility by the end of 2018 and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes were also implemented in various other locations. During the third quarter of 2017, we revised the June 2016 Plan. The amendment added an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which will be consolidated into a single facility. The total cost of the plan is expected to be approximately $13,400. The total restructuring liability related to severance and other one-time benefit arrangements under the June 2016 Plan was $1,223 at June 30, 2018, and $1,460 at December 31, 2017. Additional costs related to production line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through June 30, 2018:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	June 30, 2018
Workforce reduction	$3,075	$3,211
Building and equipment relocation	9,025	5,518
Other charges	1,300	825
Total restructuring charges	$13,400	$9,554

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint (“April 2014 Plan”).  These restructuring actions were completed in 2015. The remaining restructuring liability related to the April 2014 Plan was $433 at June 30, 2018, and $453 at December 31, 2017.

The following table displays the restructuring liability activity for all plans for the six months ended June 30, 2018:

Restructuring liability at January 1, 2018	$1,913
Restructuring charges	2,367
Cost paid	(2,603)
Other activity (1)	(21)
Restructuring liability at June 30, 2018	$1,656
(1) Other activity includes the effects of currency translation and other charges that do not flow through restructuring expense.

NOTE 9 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	June 30,	December 31,
	2018	2017
Accrued product related costs	$4,716	$5,297
Accrued income taxes	8,512	5,475
Accrued property and other taxes	2,080	997
Accrued professional fees	3,055	2,228
Contract liabilities	2,664	1,595
Dividends payable	1,323	1,318
Remediation reserves	14,570	17,067
Other accrued liabilities	6,885	7,367
Total accrued liabilities	$43,805	$41,344

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
A roll forward of remediation reserves included in accrued liabilities on the balance sheet is comprised of the following:

	As of
	June 30, 2018	December 31, 2017
Balance at beginning of period	$17,067	$18,176
Remediation expense	1,048	307
Net remediation payments	(3,545)	(1,416)
Balance at end of the period	$14,570	$17,067

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

NOTE 11 - Debt

Long-term debt was comprised of the following:

	As of
	June 30,	December 31,
	2018	2017
Total credit facility	$300,000	$300,000
Balance outstanding	$57,000	$76,300
Standby letters of credit	$1,940	$2,065
Amount available	$241,060	$221,635
Weighted-average interest rate	3.01%	2.30%
Commitment fee percentage per annum	0.25%	0.25%

On August 10, 2015, we entered into a five-year credit agreement (“Revolving Credit Facility”) with a group of banks in order to support our financing needs.  The Revolving Credit Facility originally provided for a credit line of $200,000. On May 23, 2016, we requested and received a $100,000 increase in the aggregate revolving credit commitments under the existing credit agreement, which increased the credit line from $200,000 to $300,000.

The Revolving Credit Facility includes a swing line sublimit of $15,000 and a letter of credit sublimit of $10,000.  Borrowings under the Revolving Credit Facility bear interest, at our option, at the base rate plus the applicable margin for base rate loans or London Interbank Offered Rate ("LIBOR") plus the applicable margin for LIBOR loans.  We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility.  The commitment fee ranges from 0.20% to 0.40% based on the our total leverage ratio.

The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at June 30, 2018.  The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the Revolving Credit Facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings. Amortization expense was approximately $46 for both the three months ended June 30, 2018 and June 30, 2017, respectively, and approximately $93 for both the six months ended June 30, 2018 and June 30, 2017, respectively.

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

The effective portion of derivative gains and losses are recorded in accumulated other comprehensive (loss) income until the hedged transaction affects earnings upon settlement, at which time they are reclassified to cost of goods sold or net sales. If it is probable that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive (loss) income to other income (expense).

On April 1, 2018, the company adopted the provisions of ASU 2017-12 "Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities". As a result, hedge effectiveness was reviewed qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statement of Earnings for the three months ended June 30, 2018.

Foreign Currency Hedges

In January of 2016, we began using forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2018, we had a net unrealized gain of $59 in accumulated other comprehensive (loss) income, of which $5 is expected to be reclassified to income within the next 12 months. At June 30, 2017 we had a net unrealized gain of $428 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $21.1 million at June 30, 2018.

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
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $524.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2018, are shown in the following table:

	As of
	June 30,	December 31,
	2018	2017
Interest rate swaps reported in Other current assets	$524	$278
Interest rate swaps reported in Other assets	$835	$693
Foreign currency hedges reported in Other current assets	$76	$—
Foreign currency hedges reported in Accrued liabilities	$—	$(742)

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $301 and foreign currency derivative liabilities of $225.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Foreign Exchange Contracts:
Gain (loss) recognized in Net sales	$21	$(57)	$(37)	$(59)
Gain (loss) recognized in Cost of goods sold	32	58	140	(86)
(Loss) gain recognized in Selling, general and administrative expense	(4)	13	(5)	10
Loss recognized in Other income	—	(1)	(1)	(9)

Interest Rate Swaps:
Benefit recorded in Interest expense	$105	$—	$170	$—
Total gain (loss)	$154	$13	$267	$(144)

NOTE 13 – Accumulated Other Comprehensive (Loss) Income

Shareholders’ equity includes certain items classified as accumulated other comprehensive (loss) income (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

Unrealized gains (losses) on hedges relate to interest rate swaps to convert the revolving credit facility's variable rate of interest into a fixed rate and foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings.  Further information related to our derivative financial instruments is included in Note 12 - Derivative Financial Instruments and Note 16 – Fair Value Measurements.

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three and six months ended June 30, 2018 were $2,194 and $918, respectively and transaction gains for the three and six months ended June 30, 2017 were $1,162 and $1,557, respectively, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2018, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2018	in OCI	to Income	2018
Changes in fair market value of hedges:
Gross	$1,332	$240	$(154)	$1,418
Income tax (benefit) expense	(341)	(54)	35	(360)
Net	991	186	(119)	1,058

Changes in unrealized pension cost:
Gross	(128,672)	—	1,617	(127,055)
Income tax expense (benefit)	52,520	—	(368)	52,152
Net	(76,152)	—	1,249	(74,903)

Cumulative translation adjustment:
Gross	(1,747)	(368)	—	(2,115)
Income tax expense (benefit)	105	(7)	—	98
Net	(1,642)	(375)	—	(2,017)
Total accumulated other comprehensive (loss) income	$(76,803)	$(189)	$1,130	$(75,862)

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2017, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2017	in OCI	to Income	2017
Changes in fair market value of hedges:
Gross	$1,308	$(223)	$(15)	$1,070
Income tax (benefit) expense	(474)	81	5	(388)
Net	834	(142)	(10)	682

Changes in unrealized pension cost:
Gross	(150,322)	—	1,466	(148,856)
Income tax expense (benefit)	60,192	—	(524)	59,668
Net	(90,130)	—	942	(89,188)

Cumulative translation adjustment:
Gross	(2,328)	196	—	(2,132)
Income tax expense	94	4	—	98
Net	(2,234)	200	—	(2,034)
Total accumulated other comprehensive (loss) income	$(91,530)	$58	$932	$(90,540)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2018, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2017	in OCI	to Income	2018
Changes in fair market value of hedges:
Gross	$289	$1,397	$(268)	$1,418
Income tax (benefit) expense	(105)	(315)	60	(360)
Net	184	1,082	(208)	1,058

Changes in unrealized pension cost:
Gross	(130,096)	—	3,041	(127,055)
Income tax expense (benefit)	52,837	—	(685)	52,152
Net	(77,259)	—	2,356	(74,903)

Cumulative translation adjustment:
Gross	(1,985)	(130)	—	(2,115)
Income tax expense (benefit)	100	(2)	—	98
Net	(1,885)	(132)	—	(2,017)
Total accumulated other comprehensive (loss) income	$(78,960)	$950	$2,148	$(75,862)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2017, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2016	in OCI	to Income	2017
Changes in fair market value of hedges:
Gross	$116	$819	$135	$1,070
Income tax benefit	(42)	(297)	(49)	(388)
Net	74	522	86	682

Changes in unrealized pension cost:
Gross	(151,618)	—	2,762	(148,856)
Income tax expense (benefit)	60,672	—	(1,004)	59,668
Net	(90,946)	—	1,758	(89,188)

Cumulative translation adjustment:
Gross	(2,414)	282	—	(2,132)
Income tax expense	92	6	—	98
Net	(2,322)	288	—	(2,034)
Total accumulated other comprehensive (loss) income	$(93,194)	$810	$1,844	$(90,540)

NOTE 14 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2018	2017
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,781,065	56,632,488
Shares outstanding	33,087,043	32,938,466
Treasury stock
Shares held	23,694,022	23,694,022

No common stock repurchases were made during the six months ended June 30, 2018. Through June 30, 2018, we had purchased an aggregate of $7,446 under a board-authorized share repurchase plan allowing for up to $25,000 in stock repurchases. Approximately $17,554 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Six Months Ended
	June 30,	June 30,
	2018	2017
Balance at the beginning of the year	32,938,466	32,762,494
Repurchases	—	—
Shares issued upon exercise of stock options	—	—
Restricted share issuances	148,577	170,832
Balance at the end of the period	33,087,043	32,933,326

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive at June 30, 2018 and June 30, 2017 were 72,658 and 122,511, respectively.

NOTE 15 - Stock-Based Compensation

At June 30, 2018, we had five active stock-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance & Incentive Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan").  Future grants can only be made under the 2018 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Service-Based RSUs	$563	$465	$1,018	$1,015
Performance-Based RSUs	643	297	1,153	680
Cash-settled RSUs	57	46	15	(8)
Total	$1,263	$808	$2,186	$1,687
Income tax benefit	285	304	494	634
Net	$978	$504	$1,692	$1,053

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	June 30, 2018	Period
Service-Based RSUs	$1,973	1.94
Performance-Based RSUs	3,326	1.64
Total	$5,299	1.75

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2018:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	—	285,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	—	732,975	92,600	35,952	5,522
Maximum potential awards outstanding	—	1,017,975	92,600	35,952	5,522
RSUs and cash settled awards vested and released	—	—	—	—	—
Awards available for grant	2,500,000	—	—	—	—
Stock Options

We have no stock options exercisable or outstanding as of June 30, 2018, other than the performance-based stock options described below.

Performance-Based Stock Options

During 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 350,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain employees under the 2014 Plan, of which 285,000 remain outstanding after considering forfeitures.  The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our trailing four quarterly periods (as determined by the Committee) during the term.  We have not recognized any expense on these Performance-Based Option Awards for the six-month periods ended June 30, 2018 and 2017, since the revenue target was not deemed likely to be attained based on our current forecast.
Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity as of and for the six months ended June 30, 2018:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	399,347	$14.60
Granted	74,222	26.31
Vested and released	(130,301)	14.22
Forfeited	(1,938)	20.86
Outstanding at June 30, 2018	341,330	$17.26
Releasable at June 30, 2018	194,674	$12.82

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity as of and for the six months ended June 30, 2018:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	271,305	$18.77
Granted	72,043	28.75
Attained by performance	18,600	17.66
Released	(72,456)	18.66
Forfeited	(21,700)	17.66
Outstanding at June 30, 2018	267,792	$21.44
Releasable at June 30, 2018	—	$—

The following table summarizes each grant of performance awards outstanding at June 30, 2018.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2016 - 2018 Performance RSUs	February 16, 2016	2018	35% RTSR, 35% sales growth, 30% operating cash flow	92,840	185,680
2017 - 2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% operating cash flow	71,796	143,592
2017 - 2019 Performance RSUs	February 9, 2017	2018 - 2020	Operating Income	27,113	27,113
2018 - 2020 Performance RSUs	February 8, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	40,223	80,446
2018 - 2020 Performance RSUs	February 16, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,820	63,640
Single Crystal Performance RSUs	March 31, 2016	2018	Various	4,000	8,000

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2018 and December 31, 2017 we had 17,248 and 14,082 cash-settled RSUs outstanding, respectively. At June 30, 2018 and December 31, 2017, liabilities of $184 and $241, respectively were included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

NOTE 16 — Fair Value Measurements

We use interest rate swaps to convert our Revolving Credit Facility’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.

The table below summarizes our financial assets that were measured at fair value on a recurring basis at June 30, 2018:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	June 30,	Instruments	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$1,359	$—	$1,359	$—
Foreign currency hedges	$76	$—	$76	$—

The table below summarizes the financial assets (liabilities) that were measured at fair value on a recurring basis as of December 31, 2017:

Quoted
	Asset	Prices
	(Liability)	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$971	$—	$971	$—
Foreign currency hedges	$(742)	$—	$(742)	$—

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

The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
Total gains (losses) for the period:	Rate Swaps	Hedges
Balance at January 1, 2017	$753	$(601)
Settled in cash	—	(132)
Included in earnings	—	38
Included in other comprehensive earnings	218	(47)
Balance at December 31, 2017	$971	$(742)
Settled in cash	—	(21)
Included in earnings	(170)	97
Included in other comprehensive earnings	558	742
Balance at June 30, 2018	$1,359	$76

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

NOTE 17 — Income Taxes
The effective tax rates for the three and six-month periods ended June 30, 2018 and 2017 were:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Effective tax rate	37.7%	28.4%	30.2%	29.4%

Our effective income tax rate was 37.7% and 28.4% in the second quarters of 2018 and 2017, respectively. The increase in the effective tax rate for the three months ended June 30, 2018, compared with the same period in 2017, was primarily attributed to tax expense of $1,703 related to a one-time cash distribution from Taiwan, offset by a reduction in our statutory tax rate as a result of the 2017 Tax and Jobs Act (the "Tax Act"). The tax rate in the second quarter of 2018 was higher than the U.S. statutory federal tax rate primarily due to foreign withholding taxes, state taxes and foreign earnings that are taxed at higher rates. The tax rate in the second quarter of 2017 was lower than the U.S. statutory federal tax rate primarily due to lower foreign tax rates applicable on foreign earnings.

Our effective income tax rate was 30.2% and 29.4% in the first half of 2018 and 2017, respectively. The increase in the effective tax rate for the six months ended June 30, 2018, compared with the same period in 2017, was primarily attributed to tax expense of $1,703 related to a one-time cash distribution from Taiwan, offset by the previously mentioned statutory tax rate reduction resulting from the Tax Act. The tax rate in the first half of 2018 was higher than the U.S. statutory federal tax rate primarily due to foreign withholding taxes, state taxes, and foreign earnings that are taxed at higher rates. The tax rate in the first half of 2017 was lower than the U.S. statutory federal tax rate primarily due to tax benefits recorded upon vesting of restricted stock units, a release of valuation allowances recorded against realizable foreign NOLs, and favorable tax rates on foreign earnings, offset by the impact of state taxes, tax expense for withholding taxes on the anticipated distribution of earnings in China, and other various permanent items.

We recognized the income tax effects of the Tax Act in the audited consolidated financial statements included in our 2017 Annual Report on Form 10-K. Staff Accounting Bulletin No. 118 provides Securities and Exchange Commission staff guidance for the application of ASC Topic 740, Income Taxes, which allows for a measurement period of up to one year from the enactment date for companies to complete their accounting for the U.S. tax law changes. As such, our 2017 financial results reflected a provisional amount of $6,267 that was recorded as deferred tax expense related to the revaluation of deferred tax assets and liabilities, and a provisional amount of $11,734 that was recorded as current tax expense related to the transition tax on the mandatory deemed repatriation of foreign earnings. During the three and six months ended June 30, 2018, we recognized measurement period adjustments that resulted in additional tax expense of $0 and $241, respectively. Any subsequent adjustments to our provisional estimated amounts will be recorded to tax expense in the quarter when the analysis is complete.
For the calendar year beginning in 2018, we are subject to several new provisions of the Tax Act including but not limited to the Global Intangible Low-Taxed Income (GILTI) tax. We have provisionally elected to account for any GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts in our consolidated financial statements. For these computations, we have recorded an estimate in our effective tax rate for the three-months ended June 30, 2018. The company will continue to refine our estimates as additional guidance and information becomes available.
In general, outside of Canada and the U.K., it has been our historical practice to permanently reinvest the earnings of our non-U.S. subsidiaries into those operations. However, as a result of the Tax Act, we can repatriate our cumulative undistributed foreign earnings to the U.S. as needed with minimal U.S. income tax consequences other than the one-time deemed repatriation tax. We will continue to evaluate whether to repatriate all or a portion of the cumulative undistributed foreign earnings based on expansion needs and as circumstances change. We are still evaluating whether to change our indefinite reinvestment assertion in light of the Tax Act and consider that conclusion to be incomplete under guidance issued by SAB 118. If we subsequently change our assertion during the measurement period, we will account for the change in assertion as part of the Tax Act enactment.
Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three and six months ended June 30, 2018, and 2017, we recorded interest and penalties of $0 and $176, and $14 and $352, respectively.

NOTE 18 - Business Combinations

On May 15, 2017, we acquired 100% of the equity interest in Noliac A/S, a privately-held company, for $19.3 million in cash. Noliac A/S is a designer and manufacturer of tape cast and bulk piezoelectric material as well as transducers for use in the telecommunications, industrial, medical, and defense industries. This acquisition enabled us to increase our product base within our ceramics product lines as well as expand our presence in the European market.

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

We incurred $291 in transaction related costs during the six months ended June 30, 2017. These costs are included in selling, general and administrative costs in our Consolidated Statements of Earnings.

NOTE 19 — Recent Accounting Pronouncements
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
ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities"
In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities". This ASU is meant to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also allows an entity to assess hedge effectiveness on a qualitative basis subsequent to the initial quantitative assessment if the facts and circumstances related to the hedging relationship have not changed such that the entity can assert qualitatively that the hedging relationship was and continues to be highly effective. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. Any changes should be applied to all hedging relationships that exist at the date of adoption by applying a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. Presentation and disclosure guidance is to be applied prospectively. We adopted the provisions of ASU 2017-12 as of April 1, 2018, see Note 1, Basis of Presentation.
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

ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of Business"
In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of Business". This ASU is meant to clarify the definition of a business to add guidance when determining when an acquisition or disposal should be accounted for as a sale of assets or business. This ASU provides a more robust framework to use in determining when a set of assets or activities should be classified as a business, providing more consistency in accounting for business or asset acquisitions. We adopted this ASU on January 1, 2018 and it will be applied to any business combinations subsequent to that date.
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
The provisions of this ASU are effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We have begun the process of reviewing existing agreements and are evaluating the impact of this ASU on our financial statements. We expect certain operating leases to be recognized as assets and liabilities as a result of adopting the standard.

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
Results of Operations: Second Quarter 2018 versus Second Quarter 2017

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2018, and June 30, 2017:

	Three Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2018	2017	Change	2018	2017
Net sales	$118,021	$105,686	11.7	100.0	100.0
Cost of goods sold	76,208	69,892	9.0	64.6	66.1
Gross margin	41,813	35,794	16.8	35.4	33.9
Selling, general and administrative expenses	19,621	15,808	24.1	16.6	15.0
Research and development expenses	6,476	6,049	7.1	5.5	5.7
Restructuring charges	1,172	729	60.8	1.0	0.7
Total operating expenses	27,269	22,586	20.7	23.1	21.4
Operating earnings	14,544	13,208	10.1	12.3	12.5
Total other (expense) income	(2,973)	716	(515.2)	(2.5)	0.7
Earnings before income taxes	11,571	13,924	(16.9)	9.8	13.2
Income tax expense	4,362	3,958	10.2	3.7	3.7
Net earnings	$7,209	$9,966	(27.7)	6.1	9.5
Earnings per share:
Diluted net earnings per share	$0.21	$0.30

Sales were $118,021 in the second quarter of 2018, an increase of $12,335 or 11.7% from the second quarter of 2017. Sales to transportation markets increased $5,185 or 7.5%.  Other sales increased $7,150 or 19.3%. The Noliac acquisition, which was completed in May 2017, added $2,508 in sales in the second quarter of 2018 and $1,543 in the second quarter of 2017.  Changes in foreign exchange rates increased sales by $1,794 year-over-year due to the U.S. Dollar depreciating compared to the Euro and Chinese Renminbi and relating mostly to sales of transportation products.
Gross margin as a percent of sales was 35.4% in the second quarter of 2018 compared to 33.9% in the second quarter of 2017. Major drivers for the improvement include savings related to product line transfers and favorable foreign exchange impact. The second quarter of 2017 also included costs related to certain production rework issues resolved in the first quarter of 2017.
Selling, general and administrative ("SG&A") expenses were $19,621 or 16.6% of sales in the second quarter of 2018 versus $15,808 or 15.0% of sales in the second quarter of 2017. The 2018 SG&A costs include a $950 environmental charge, $525 for tax projects, a full quarter of amortization of intangibles and other operating costs associated with our Noliac acquisition, higher stock-based compensation, and non-cash pension expense versus income in 2017. The environmental charge relates to soil remediation at one of our older facilities in Asia.

Research and development expenses were $6,476 or 5.5% of sales in the second quarter of 2018 compared to $6,049 or 5.7% of sales in the comparable quarter of 2017. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.
Restructuring charges were $1,172 or 1.0% of sales in the second quarter of 2018. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $729 or 0.7% of sales in the first quarter of 2017.
Operating earnings were $14,544 or 12.3% of sales in the second quarter of 2018 compared to operating earnings of $13,208 or 12.5% of sales in the comparable quarter of 2017 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2018	2017
Interest expense	$(571)	$(752)
Interest income	472	298
Other (expense) income, net	(2,874)	1,170
Total other (expense) income	$(2,973)	$716
Interest expense decreased mainly as a result of the reduction in debt year-over-year. Interest income increased due to higher interest rates. Other expense in the second quarter of 2018 was principally driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the quarter.

	Three Months Ended
	June 30,	June 30,
	2018	2017
Effective tax rate	37.7%	28.4%

Our effective income tax rate was 37.7% and 28.4% in the second quarters of 2018 and 2017, respectively. The increase in the effective tax rate for the three months ended June 30, 2018, compared with the same period in 2017, was primarily attributed to tax expense of $1,703 related to a one-time cash distribution from Taiwan, offset by a reduction in our statutory tax rate as a result of the 2017 Tax and Jobs Act.

Results of Operations: Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2018, and June 30, 2017:

	Six Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2018	2017	Change	2018	2017
Net sales	$231,551	$205,840	12.5	100.0	100.0
Cost of goods sold	151,305	135,822	11.4	65.3	66.0
Gross margin	80,246	70,018	14.6	34.7	34.0
Selling, general and administrative expenses	36,993	31,056	19.1	16.0	15.1
Research and development expenses	12,983	12,052	7.7	5.6	5.9
Restructuring charges	2,367	1,507	57.1	1.0	0.7
Total operating expenses	52,343	44,615	17.3	22.6	21.7
Operating earnings	27,903	25,403	9.8	12.1	12.3
Total other (expense) income	(1,028)	746	(237.8)	(0.4)	0.4
Earnings before income taxes	26,875	26,149	2.8	11.6	12.7
Income tax expense	8,118	7,699	5.4	3.5	3.7
Net earnings	$18,757	$18,450	1.7	8.1	9.0
Earnings per share:
Diluted net earnings per share	$0.56	$0.55

Sales were $231,551 in the six months ended June 30, 2018, an increase of $25,711 or 12.5% from the six months ended June 30, 2017. Sales to transportation markets increased $13,097 or 9.7%. Other sales increased $12,614 or 17.8%. The Noliac acquisition, which was completed in May 2017, added $5,104 in sales in the first half of 2018 and $1,543 in the first half of 2017.  Changes in foreign exchange rates increased sales by $4,558 year-over-year due to the U.S. Dollar depreciating compared to the Euro and Chinese Renminbi and relating mostly to sales of transportation products.

Gross margin as a percent of sales was 34.7% in the first half of 2018 compared to 34.0% in the first half of 2017. Major drivers for the improvement include savings related to product line transfers and favorable foreign exchange impact. The first half of 2017 also included costs related to certain production rework issues resolved in the first quarter of 2017.

Selling, general and administrative expenses were $36,993 or 16.0% of sales in the six months ended June 30, 2018 versus $31,056 or 15.1% of sales in the comparable year-to-date period in 2017. The 2018 SG&A costs include a $950 environmental charge, $840 for tax projects, amortization of intangibles and other operating costs associated with our Noliac acquisition, higher stock-based compensation, and non-cash pension expense versus income in 2017. The environmental charge relates to soil remediation at one of our older facilities in Asia.

Research and development expenses were $12,983 or 5.6% of sales in the six months ended June 30, 2018 compared to $12,052 or 5.9% of sales in the comparable prior year period. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring charges were $2,367 or 1.0% of sales in the first half of 2018. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $1,507 or 0.7% of sales in the first half of 2017.

Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2018	2017
Interest expense	$(1,112)	$(1,436)
Interest income	954	551
Other (expense) income, net	(870)	1,631
Total other (expense) income	$(1,028)	$746

Interest expense decreased in the first six months of 2018 versus the same period of 2017 mainly as a result of the reduction in debt year-over-year. Interest income increased due to higher interest rates. Other expense in the first six months of 2018 was principally driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the first half of the year.

	Six Months Ended
	June 30,	June 30,
	2018	2017
Effective tax rate	30.2%	29.4%

Our effective income tax rate was 30.2% and 29.4% in the first half of 2018 and 2017, respectively. The increase in the effective tax rate for the six months ended June 30, 2018, compared with the same period in 2017, was primarily attributed to tax expense of $1,703 related to a one-time cash distribution from Taiwan, offset by a reduction in our statutory tax rate as a result of the 2017 Tax and Jobs Act.

Liquidity and Capital Resources

Cash and cash equivalents were $102,861 at June 30, 2018, and $113,572 at December 31, 2017, of which $94,507 and $112,531, respectively, were held outside the United States. The decrease in cash and cash equivalents of $10,711 was primarily driven by capital expenditures of $14,910 and net long-term debt payments of $19,300, which were partially offset by cash generated from operating activities of $27,721. Total long-term debt was $57,000 as of June 30, 2018 and $76,300 as of December 31, 2017. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 13.5% at June 30, 2018, compared to 18.2% at December 31, 2017.

Working capital decreased by $4,283 during the six months ended June 30, 2018, primarily due the decrease in cash and cash equivalents as well as the increase in accounts payable, which were partially offset by higher accounts receivable and inventory.
Cash Flows from Operating Activities
Net cash provided by operating activities was $27,721 during the first six months of 2018. Components of net cash provided by operating activities included net earnings of $18,757, depreciation and amortization expense of $10,961, other net non-cash items of $1,677, and a net cash outflow from changes in assets and liabilities of $3,674.
Cash Flows from Investing Activities
Net cash used in investing activities for the first six months of 2018 was $14,909, driven almost entirely by capital expenditures relating to our ongoing ERP project and production line movements.
Cash Flows from Financing Activities
Net cash used in financing activities for the first six months of 2018 was $23,367. These cash outflows were the result of net long-term debt payments of $19,300, dividend payments of $2,638, and taxes paid on behalf of equity award participants in the amount of $1,429.

Capital Resources
Long‑term debt was comprised of the following:

	As of
	June 30,	December 31,
	2018	2017
Total credit facility	$300,000	$300,000
Balance outstanding	$57,000	$76,300
Standby letters of credit	$1,940	$2,065
Amount available	$241,060	$221,635
Weighted-average interest rate	3.01%	2.30%
Commitment fee percentage per annum	0.25%	0.25%

On August 10, 2015, we entered into a five-year credit agreement (“Revolving Credit Facility”) with a group of banks in order to support our financing needs.  The Revolving Credit Facility originally provided for a credit line of $200,000. On May 23, 2016, we requested and received a $100,000 increase in the aggregate revolving credit commitments under the existing credit agreement, which increased the credit line from $200,000 to $300,000.
The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at June 30, 2018.
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
In general, other than in Canada and the U.K., it has been our historical practice to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. However, as a result of the Tax Cuts and Jobs Act (the "Act"), we can repatriate our cumulative undistributed foreign earnings to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation charge. We will continue to evaluate whether to repatriate all or a portion of the cumulative undistributed foreign earnings based on our business needs. We are still evaluating whether to change our indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under guidance issued by SAB 118. If we subsequently change our assertion during the measurement period, we will account for the change in assertion as a change in estimate related to the enactment of the Act.
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
Over the last three years, our reserves for excess and obsolete inventories have ranged from 11.9% to 20.1% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified as of June 30, 2018.
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

Significant Customers
Our net sales to customers representing at least 10% of total net sales were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Cummins Inc.	14.0%	13.2%	14.1%	13.0%
Toyota Motor Corporation	10.8%	10.0%	11.0%	10.4%
Honda Motor Co.	9.7%	10.7%	10.3%	10.3%

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

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2015, we announced that our Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration. As shown in the following table, there were no stock repurchases during the quarter ended June 30, 2018.

(c)
			Total Number	(d)
	(a)		of Shares	Maximum Dollar Value
	Total Number of	(b)	Purchased as	of Shares That May Yet Be
	Shares	Average Price	Part of Plans or	Purchased Under the
	Purchased	Paid per Share	Program	Plans or Programs(2)
Balance at December 31, 2017				$17,554
January 1, 2018 - June 30, 2018	—	—	—	$—
Total	—	—	—	$17,554

Item 6.  Exhibits

(10)(a)	CTS Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on February 18, 2015).

(10)(b)	CTS Corporation 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on May 22, 2018).

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ William M. Cahill	/s/ Ashish Agrawal
William M. Cahill Chief Accounting Officer	Ashish Agrawal Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

Dated: July 26, 2018	Dated: July 26, 2018