Form 10-Q
period 2018-09-30
CTS CORP
filed 2018-10-25
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended September 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2018: 33,087,043.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net sales	$118,859	$106,243	$350,410	$312,083
Cost of goods sold	76,777	68,705	228,082	204,527
Gross Margin	42,082	37,538	122,328	107,556
Selling, general and administrative expenses	18,450	15,915	55,441	46,970
Research and development expenses	6,517	6,380	19,500	18,432
Restructuring charges	997	1,435	3,364	2,942
Loss on sale of assets	—	697	2	698
Operating earnings	16,118	13,111	44,021	38,514
Other income (expense):
Interest expense	(489)	(773)	(1,601)	(2,209)
Interest income	413	363	1,367	914
Other (expense) income, net	(1,687)	1,258	(2,557)	2,889
Total other (expense) income	(1,763)	848	(2,791)	1,594
Earnings before income taxes	14,355	13,959	41,230	40,108
Income tax expense	4,144	4,340	12,262	12,039
Net earnings	$10,211	$9,619	$28,968	$28,069
Earnings per share:
Basic	$0.31	$0.29	$0.88	$0.85
Diluted	$0.30	$0.29	$0.86	$0.84

Basic weighted – average common shares outstanding:	33,087	32,935	33,038	32,876
Effect of dilutive securities	562	456	542	475
Diluted weighted – average common shares outstanding	33,649	33,391	33,580	33,351

Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net earnings	$10,211	$9,619	$28,968	$28,069
Other comprehensive income:
Changes in fair market value of derivatives, net of tax	624	(45)	1,498	563
Changes in unrealized pension cost, net of tax	1,157	936	3,513	2,694
Cumulative translation adjustment, net of tax	1	164	(131)	452
Other comprehensive income	$1,782	$1,055	$4,880	$3,709
Comprehensive income	$11,993	$10,674	$33,848	$31,778
 See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$103,754	$113,572
Accounts receivable, net	79,030	70,584
Inventories, net	41,960	36,596
Other current assets	14,254	12,857
Total current assets	238,998	233,609
Property, plant and equipment, net	96,670	88,247
Other Assets
Prepaid pension asset	61,382	57,050
Goodwill	71,057	71,057
Other intangible assets, net	61,869	66,943
Deferred income taxes	17,369	20,694
Other	2,247	2,096
Total other assets	213,924	217,840
Total Assets	$549,592	$539,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	52,177	49,201
Accrued payroll and benefits	13,183	11,867
Accrued liabilities	40,300	41,344
Total current liabilities	105,660	102,412
Long-term debt	50,000	76,300
Long-term pension obligations	6,918	7,201
Deferred income taxes	4,744	3,802
Other long-term obligations	6,065	6,176
Total Liabilities	173,387	195,891
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock	303,641	304,777
Additional contributed capital	44,740	41,084
Retained earnings	445,160	420,160
Accumulated other comprehensive loss	(74,080)	(78,960)
Total shareholders’ equity before treasury stock	719,461	687,061
Treasury stock	(343,256)	(343,256)
Total shareholders’ equity	376,205	343,805
Total Liabilities and Shareholders’ Equity	$549,592	$539,696
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,968	$28,069
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,349	15,061
Pension and other post-retirement plan expense (income)	318	(1,369)
Stock-based compensation	4,104	2,514
Deferred income taxes	2,794	6,777
Loss on sales of fixed assets	2	698
(Gain) loss on foreign currency hedges, net of cash	(56)	126
Changes in assets and liabilities:
Accounts receivable	(9,228)	202
Inventories	(6,045)	(4,335)
Other assets	(417)	(1,890)
Accounts payable	4,761	3,234
Accrued payroll and benefits	1,224	(2,137)
Accrued expenses	1,674	(915)
Income taxes payable	(1,510)	226
Other liabilities	(145)	946
Pension and other post-retirement plans	(233)	(240)
Net cash provided by operating activities	42,560	46,967
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,800)	(11,987)
Proceeds from sale of assets	1	485
Payments for acquisitions, net of cash acquired	—	(19,121)
Net cash used in investing activities	(20,799)	(30,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(910,100)	(1,173,000)
Proceeds from borrowings of long-term debt	883,800	1,166,200
Payments of short-term notes payable	—	(1,150)
Dividends paid	(3,962)	(3,942)
Taxes paid on behalf of equity award participants	(1,433)	(1,571)
Net cash used in financing activities	(31,695)	(13,463)
Effect of exchange rate changes on cash and cash equivalents	116	(534)
Net (decrease) increase in cash and cash equivalents	(9,818)	2,347
Cash and cash equivalents at beginning of period	113,572	113,805
Cash and cash equivalents at end of period	$103,754	$116,152
Supplemental cash flow information:
Cash paid for interest	$1,302	$1,606
Cash paid for income taxes, net	$8,517	$4,918
See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
September 30, 2018
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

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of September 30, 2018, contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	September 30,	December 31,
	2018	2017
Contract Assets
Prepaid rebates included in Other current assets	$64	$52
Prepaid rebates included in Other assets	468	465
Total Contract Assets	$532	$517

Contract Liabilities
Customer discounts and price concessions included in Accrued liabilities	$(2,482)	$(1,133)
Customer rights of return included in Accrued liabilities	(328)	(462)
Total Contract Liabilities	$(2,810)	$(1,595)

During the three and nine months ended September 30, 2018, we recognized a decrease of revenues of $18 and an increase of $68, respectively, that were included in contract liabilities at the beginning of the period.

The increase in contract liabilities as of September 30, 2018 is primarily due to net increases in estimated future discounts and price concessions, offset by net settlements of products sold with rights of return.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Aero & Defense	$5,692	$4,503	$16,819	$13,835
Industrial	22,675	18,742	65,804	55,068
Medical	10,259	10,502	29,293	24,790
Telecom & IT	5,049	3,925	15,099	14,705
Transportation	75,184	68,571	223,395	203,685
Total	$118,859	$106,243	$350,410	$312,083

NOTE 3 – Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30,	December 31,
	2018	2017
Accounts receivable, gross	$79,423	$70,941
Less: Allowance for doubtful accounts	(393)	(357)
Accounts receivable, net	$79,030	$70,584

NOTE 4 – Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2018	2017
Finished goods	$11,845	$9,203
Work-in-process	10,835	12,065
Raw materials	24,586	21,150
Less: Inventory reserves	(5,306)	(5,822)
Inventories, net	$41,960	$36,596

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	September 30,	December 31,
	2018	2017
Land	$1,136	$1,130
Buildings and improvements	68,883	64,201
Machinery and equipment	232,154	223,650
Less: Accumulated depreciation	(205,503)	(200,734)
Property, plant and equipment, net	$96,670	$88,247

Depreciation expense for the nine months ended September 30, 2018		$11,227
Depreciation expense for the nine months ended September 30, 2017		$10,201

NOTE 6 – Retirement Plans

Pension Plans

Net pension expense (income) for our domestic and foreign plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net pension expense (income)	$77	$(492)	$234	$(1,416)

The components of net pension expense (income) for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$11	$12
Interest cost	1,781	2,068	10	8
Expected return on plan assets (1)	(3,225)	(4,060)	(6)	(5)
Amortization of loss	1,466	1,446	40	39
Expense (income), net	$22	$(546)	$55	$54

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$33	$36
Interest cost	5,343	6,204	32	25
Expected return on plan assets (1)	(9,675)	(12,181)	(19)	(15)
Amortization of loss	4,398	4,338	122	116
Other cost due to retirement	—	61	—	—
Expense (income), net	$66	$(1,578)	$168	$162
 (1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$1	$1
Interest cost	39	41	117	121
Amortization of gain	(11)	(25)	(34)	(75)
Expense, net	$28	$16	$84	$47

NOTE 7 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(36,237)	$28,086
Patents	10,319	(10,319)	—
Technology and other intangibles	44,460	(12,877)	31,583
In process research and development	2,200	—	2,200
Other intangible assets, net	$121,302	$(59,433)	$61,869
Amortization expense for the three months ended September 30, 2018		$1,698
Amortization expense for the nine months ended September 30, 2018		$5,122

	As of
	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(33,685)	$30,638
Patents	10,319	(10,319)	—
Technology and other intangibles	44,460	(10,355)	34,105
In process research and development	2,200	—	2,200
Other intangible assets, net	$121,302	$(54,359)	$66,943
Amortization expense for the three months ended September 30, 2017		$1,711
Amortization expense for the nine months ended September 30, 2017		$4,860

Remaining amortization expense for other intangible assets as of September 30, 2018 is as follows:

Amortization expense
2018	$1,689
2019	6,754
2020	6,624
2021	6,467
2022	6,230
Thereafter	34,105
Total amortization expense	$61,869

NOTE 8 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as a separate component of Operating earnings.

Total restructuring charges, all related to the June 2016 Plan described below, were as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017
Restructuring charges	$997	$1,435

	Nine Months Ended
	September 30, 2018	September 30, 2017
Restructuring charges	$3,364	$2,942

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart facility by the end of 2018 and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes were also implemented in various other locations. During the third quarter of 2017, we revised the June 2016 Plan. The amendment added an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which will be consolidated into a single facility. The total cost of the plan is expected to be approximately $13,400. The total restructuring liability related to severance and other one-time benefit arrangements under the June 2016 Plan was $1,044 at September 30, 2018, and $1,460 at December 31, 2017. Additional costs related to production line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through September 30, 2018:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	September 30, 2018
Workforce reduction	$3,075	$3,114
Building and equipment relocation	9,025	6,538
Other charges	1,300	899
Total restructuring charges	$13,400	$10,551

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint (“April 2014 Plan”).  These restructuring actions were completed in 2015. The remaining restructuring liability related to the April 2014 Plan was $440 at September 30, 2018, and $453 at December 31, 2017.

The following table displays the restructuring liability activity for all plans for the nine months ended September 30, 2018:

Restructuring liability at January 1, 2018	$1,913
Restructuring charges	3,364
Cost paid	(3,780)
Other activity (1)	(13)
Restructuring liability at September 30, 2018	$1,484
(1) Other activity includes the effects of currency translation and other charges that do not flow through restructuring expense.

NOTE 9 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	September 30,	December 31,
	2018	2017
Accrued product related costs	$6,280	$5,297
Accrued income taxes	3,937	5,475
Accrued property and other taxes	2,062	997
Accrued professional fees	3,441	2,228
Contract liabilities	2,810	1,595
Dividends payable	1,323	1,318
Remediation reserves	13,831	17,067
Other accrued liabilities	6,616	7,367
Total accrued liabilities	$40,300	$41,344

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
A roll forward of remediation reserves included in accrued liabilities on the balance sheet is comprised of the following:

	As of
	September 30, 2018	December 31, 2017
Balance at beginning of period	$17,067	$18,176
Remediation expense	1,145	307
Net remediation payments	(4,381)	(1,416)
Balance at end of the period	$13,831	$17,067

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

NOTE 11 - Debt

Long-term debt was comprised of the following:

	As of
	September 30,	December 31,
	2018	2017
Total credit facility	$300,000	$300,000
Balance outstanding	$50,000	$76,300
Standby letters of credit	$1,940	$2,065
Amount available	$248,060	$221,635
Weighted-average interest rate	3.10%	2.30%
Commitment fee percentage per annum	0.20%	0.25%

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

The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at September 30, 2018.  The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the Revolving Credit Facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings. Amortization expense was approximately $46 for both the three months ended September 30, 2018 and September 30, 2017, respectively, and approximately $139 for both the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

On April 1, 2018, the company adopted the provisions of ASU 2017-12 "Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities". As a result, hedge effectiveness was reviewed qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2018.

Foreign Currency Hedges

In January of 2016, we began using forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2018, we had a net unrealized gain of $867 in accumulated other comprehensive (loss) income, of which $644 is expected to be reclassified to income within the next 12 months. At September 30, 2017 we had a net unrealized gain of $350 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $19.2 million at September 30, 2018.

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
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $616.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2018, are shown in the following table:

	As of
	September 30,	December 31,
	2018	2017
Interest rate swaps reported in Other current assets	$616	$278
Interest rate swaps reported in Other assets	$742	$693
Foreign currency hedges reported in Other current assets	$864	$—
Foreign currency hedges reported in Accrued liabilities	$—	$(742)

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $864 and foreign currency derivative liabilities of $0.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Foreign Exchange Contracts:
Gain (loss) recognized in Net sales	$152	$(194)	$115	$(253)
(Loss) gain recognized in Cost of goods sold	(52)	268	88	182
Gain (loss) recognized in Selling, general and administrative expense	3	21	(2)	31
Loss recognized in Other income	—	(2)	(1)	(11)

Interest Rate Swaps:
Benefit recorded in Interest expense	$114	$12	$284	$12
Total gain (loss)	$217	$105	$484	$(39)

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three and nine months ended September 30, 2018 were $1,740 and $2,658, respectively and transaction gains for the three and nine months ended September 30, 2017 were $960 and $2,517, respectively, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2018, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2018	in OCI	to Income	2018
Changes in fair market value of hedges:
Gross	$1,418	$1,023	$(217)	$2,224
Income tax (expense) benefit	(360)	(231)	49	(542)
Net	1,058	792	(168)	1,682

Changes in unrealized pension cost:
Gross	(127,055)	—	1,491	(125,564)
Income tax benefit (expense)	52,152	—	(334)	51,818
Net	(74,903)	—	1,157	(73,746)

Cumulative translation adjustment:
Gross	(2,115)	1	—	(2,114)
Income tax benefit	98	—	—	98
Net	(2,017)	1	—	(2,016)
Total accumulated other comprehensive (loss) income	$(75,862)	$793	$989	$(74,080)

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2017, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2017	in OCI	to Income	2017
Changes in fair market value of hedges:
Gross	$1,070	$37	$(108)	$999
Income tax (expense) benefit	(388)	(14)	40	(362)
Net	682	23	(68)	637

Changes in unrealized pension cost:
Gross	(148,856)	—	1,458	(147,398)
Income tax benefit (expense)	59,668	—	(522)	59,146
Net	(89,188)	—	936	(88,252)

Cumulative translation adjustment:
Gross	(2,132)	161	—	(1,971)
Income tax benefit	98	3	—	101
Net	(2,034)	164	—	(1,870)
Total accumulated other comprehensive (loss) income	$(90,540)	$187	$868	$(89,485)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2018, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2017	in OCI	to Income	2018
Changes in fair market value of hedges:
Gross	$289	$2,420	$(485)	$2,224
Income tax (expense) benefit	(105)	(547)	110	(542)
Net	184	1,873	(375)	1,682

Changes in unrealized pension cost:
Gross	(130,096)	—	4,532	(125,564)
Income tax benefit (expense)	52,837	—	(1,019)	51,818
Net	(77,259)	—	3,513	(73,746)

Cumulative translation adjustment:
Gross	(1,985)	(129)	—	(2,114)
Income tax benefit (expense)	100	(2)	—	98
Net	(1,885)	(131)	—	(2,016)
Total accumulated other comprehensive (loss) income	$(78,960)	$1,742	$3,138	$(74,080)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2017, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2016	in OCI	to Income	2017
Changes in fair market value of hedges:
Gross	$116	$856	$27	$999
Income tax expense	(42)	(311)	(9)	(362)
Net	74	545	18	637

Changes in unrealized pension cost:
Gross	(151,618)	—	4,220	(147,398)
Income tax benefit (expense)	60,672	—	(1,526)	59,146
Net	(90,946)	—	2,694	(88,252)

Cumulative translation adjustment:
Gross	(2,414)	443	—	(1,971)
Income tax benefit	92	9	—	101
Net	(2,322)	452	—	(1,870)
Total accumulated other comprehensive (loss) income	$(93,194)	$997	$2,712	$(89,485)

NOTE 14 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2018	2017
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,781,303	56,632,488
Shares outstanding	33,087,281	32,938,466
Treasury stock
Shares held	23,694,022	23,694,022

No common stock repurchases were made during the nine months ended September 30, 2018. Through September 30, 2018, we had purchased an aggregate of $7,446 under a board-authorized share repurchase plan allowing for up to $25,000 in stock repurchases. Approximately $17,554 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Balance at the beginning of the year	32,938,466	32,762,494
Repurchases	—	—
Shares issued upon exercise of stock options	—	—
Restricted share issuances	148,815	174,556
Balance at the end of the period	33,087,281	32,937,050

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive at September 30, 2018 and September 30, 2017 were 1,538 and 10,094, respectively.

NOTE 15 - Stock-Based Compensation

At September 30, 2018, we had five active stock-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance & Incentive Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan").  Future grants can only be made under the 2018 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Service-Based RSUs	$523	$415	$1,541	$1,430
Performance-Based RSUs	1,258	360	2,411	1,040
Cash-settled RSUs	137	52	152	44
Total	$1,918	$827	$4,104	$2,514
Income tax benefit	433	311	927	945
Net	$1,485	$516	$3,177	$1,569

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	September 30, 2018	Period
Service-Based RSUs	$1,451	1.42
Performance-Based RSUs	3,217	1.68
Total	$4,668	1.60

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2018:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	—	285,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	—	732,642	92,600	35,952	5,522
Maximum potential awards outstanding	—	1,017,642	92,600	35,952	5,522
RSUs and cash settled awards vested and released	—	—	—	—	—
Awards available for grant	2,500,000	—	—	—	—
Stock Options

We have no stock options exercisable or outstanding as of September 30, 2018, other than the performance-based stock options described below.

Performance-Based Stock Options

During 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 350,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain employees under the 2014 Plan, of which 285,000 remain outstanding after considering forfeitures.  The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our trailing four quarterly periods (as determined by the Committee) during the term.  We have not recognized any expense on these Performance-Based Option Awards for the nine-month periods ended September 30, 2018 and 2017, since the revenue target was not deemed likely to be attained based on our current forecast.
Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity as of and for the nine months ended September 30, 2018:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	399,347	$14.60
Granted	74,222	26.31
Vested and released	(130,634)	14.24
Forfeited	(1,938)	20.86
Outstanding at September 30, 2018	340,997	$17.25
Releasable at September 30, 2018	194,674	$12.82

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity as of and for the nine months ended September 30, 2018:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	271,305	$18.77
Granted	72,043	28.75
Attained by performance	18,600	17.66
Released	(72,456)	18.66
Forfeited	(21,700)	17.66
Outstanding at September 30, 2018	267,792	$21.44
Releasable at September 30, 2018	—	$—

The following table summarizes each grant of performance awards outstanding at September 30, 2018.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2016 - 2018 Performance RSUs	February 16, 2016	2018	35% RTSR, 35% sales growth, 30% operating cash flow	92,840	185,680
2017 - 2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% operating cash flow	71,796	143,592
2017 - 2019 Performance RSUs	February 9, 2017	2018 - 2020	Operating Income	27,113	27,113
2018 - 2020 Performance RSUs	February 8, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	40,223	80,446
2018 - 2020 Performance RSUs	February 16, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,820	63,640
Single Crystal Performance RSUs	March 31, 2016	2018	Various	4,000	8,000

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2018 and December 31, 2017 we had 17,248 and 14,082 cash-settled RSUs outstanding, respectively.

At September 30, 2018 and December 31, 2017, liabilities of $321 and $241, respectively were included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

NOTE 16 — Fair Value Measurements

We use interest rate swaps to convert our Revolving Credit Facility’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.

The table below summarizes our financial assets that were measured at fair value on a recurring basis at September 30, 2018:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	September 30,	Instruments	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$1,358	$—	$1,358	$—
Foreign currency hedges	$864	$—	$864	$—

The table below summarizes the financial assets (liabilities) that were measured at fair value on a recurring basis as of December 31, 2017:

Quoted
	Asset	Prices
	(Liability)	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$971	$—	$971	$—
Foreign currency hedges	$(742)	$—	$(742)	$—

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
The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
Total gains (losses) for the period:	Rate Swaps	Hedges
Balance at January 1, 2017	$753	$(601)
Settled in cash	—	(132)
Included in earnings	—	38
Included in other comprehensive income	218	(47)
Balance at December 31, 2017	$971	$(742)
Settled in cash	—	(143)
Included in earnings	(284)	200
Included in other comprehensive income	671	1,549
Balance at September 30, 2018	$1,358	$864

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

NOTE 17 — Income Taxes
The effective tax rates for the three and nine-month periods ended September 30, 2018 and 2017 were:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Effective tax rate	28.9%	31.1%	29.7%	30.0%

Our effective income tax rate was 28.9% and 31.1% in the third quarters of 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018, compared with the same period in 2017, was primarily attributed to a reduction in our statutory tax rate as a result of the 2017 Tax and Jobs Act (the "Tax Act"). The tax rate in the third quarter of 2018 was higher than the U.S. statutory federal tax rate primarily due to state taxes, foreign withholding taxes including the impact of the one-time cash distribution from Taiwan, higher non-deductible currency losses, and foreign earnings taxed at higher rates. The tax rate in the third quarter of 2017 was lower than the U.S. statutory federal tax rate primarily due to lower foreign tax rates applicable on foreign earnings.

Our effective income tax rate was 29.7% and 30.0% in the first nine months of 2018 and 2017, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2018, compared with the same period in 2017, was primarily attributed to the previously mentioned statutory tax rate reduction resulting from the Tax Act.  The tax rate in the first nine months of 2018 was higher than the U.S. statutory federal tax rate primarily due to state taxes, foreign withholding taxes including the impact of the one-time cash distribution from Taiwan, higher non-deductible currency losses, and foreign earnings taxed at higher rates. The tax rate in the first nine months of 2017 was lower than the U.S. statutory federal tax rate primarily due to tax benefits recorded upon vesting of restricted stock units, a release of valuation allowances recorded against realizable foreign NOLs, and favorable tax rates on foreign earnings, offset by the impact of state taxes, tax expense for withholding taxes on the anticipated distribution of earnings in China, and other various permanent items.

We recognized the income tax effects of the Tax Act in the audited consolidated financial statements included in our 2017 Annual Report on Form 10-K. Staff Accounting Bulletin No. 118 provides Securities and Exchange Commission staff guidance for the application of ASC Topic 740, Income Taxes, which allows for a measurement period of up to one year from the enactment date for companies to complete their accounting for the U.S. tax law changes. As such, our 2017 financial results reflected a provisional amount of $6,267 that was recorded as deferred tax expense related to the revaluation of deferred tax assets and liabilities, and a provisional amount of $11,734 that was recorded as current tax expense related to the transition tax on the mandatory deemed repatriation of foreign earnings. During the three and nine months ended September 30, 2018, we recognized measurement period adjustments that resulted in additional tax expense of $0 and $241, respectively. Any subsequent adjustments to our provisional estimated amounts will be recorded to tax expense in the quarter when the analysis is complete.
For the calendar year beginning in 2018, we are subject to several new provisions of the Tax Act including but not limited to the Global Intangible Low-Taxed Income (GILTI) tax. We have elected to account for any GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts in our consolidated financial statements. For these computations, we have recorded an estimate in our annual effective tax rate. The company will continue to refine our estimates as additional guidance and information becomes available.
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
Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three and nine months ended September 30, 2018, and 2017, we recorded interest and penalties of $0 and $181, and $14 and $533, respectively.

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

We incurred $291 in transaction related costs during the nine months ended September 30, 2017. These costs are included in selling, general and administrative costs in our Consolidated Statements of Earnings.

NOTE 19 — Recent Accounting Pronouncements

ASU 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General"

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General." This ASU modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs; while other disclosures have been added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and for interim periods therein with early adoption permitted. Adoption on a retrospective basis for all periods presented is required. This ASU will impact our financial statement disclosures but will not have an impact on our consolidated financial position, results of operations, or cash flows.
ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement"
In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement". This ASU modified the disclosures related to recurring and nonrecurring fair value measurements. Disclosures related to the transfer of assets between Level 1 and Level 2 hierarchies have been eliminated and various additional disclosures related to Level 3 fair value measurements have been added, modified or removed. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. This ASU is not expected to have an impact on our financial statements.

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
In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842) Targeted Improvements. This amendment allows companies to elect to record a cumulative effect adjustment to beginning retained earnings on the date of adoption. We expect to elect the provisions of ASU 2018-11 as of the date of adoption on January 1, 2019.
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
Results of Operations: Third Quarter 2018 versus Third Quarter 2017

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2018, and September 30, 2017:

	Three Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales –	Net Sales –
	2018	2017	Change	2018	2017
Net sales	$118,859	$106,243	11.9	100.0	100.0
Cost of goods sold	76,777	68,705	11.8	64.6	64.7
Gross margin	42,082	37,538	12.1	35.4	35.3
Selling, general and administrative expenses	18,450	15,915	15.9	15.5	15.0
Research and development expenses	6,517	6,380	2.1	5.5	6.0
Restructuring charges	997	1,435	(30.5)	0.8	1.4
Loss on sale of assets	—	697	(100.0)	—	0.7
Total operating expenses	25,964	24,427	6.2	21.8	23.0
Operating earnings	16,118	13,111	22.9	13.6	12.3
Total other (expense) income	(1,763)	848	(307.9)	(1.5)	0.8
Earnings before income taxes	14,355	13,959	2.8	12.1	13.1
Income tax expense	4,144	4,340	(4.5)	3.5	4.1
Net earnings	$10,211	$9,619	6.2	8.6	9.0
Earnings per share:
Diluted net earnings per share	$0.30	$0.29

Sales were $118,859 in the third quarter of 2018, an increase of $12,616 or 11.9% from the third quarter of 2017. Sales to transportation markets increased $6,613 or 9.6%.  Other sales increased $6,003 or 15.9%. Changes in foreign exchange rates decreased sales by $375 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of products to the transportation end market.
Gross margin as a percent of sales was 35.4% in the third quarter of 2018 compared to 35.3% in the third quarter of 2017. The improvement from savings related to product line transfers was partially offset by tariff and material cost increases.
Selling, general and administrative ("SG&A") expenses were $18,450 or 15.5% of sales in the third quarter of 2018 versus $15,915 or 15.0% of sales in the third quarter of 2017. The 2018 SG&A costs include higher stock-based compensation and non-cash pension expense versus income in 2017.
Research and development expenses were $6,517 or 5.5% of sales in the third quarter of 2018 compared to $6,380 or 6.0% of sales in the comparable quarter of 2017. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring charges were $997 or 0.8% of sales in the third quarter of 2018. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $1,435 or 1.4% of sales in the third quarter of 2017.
The loss on sale of assets in the third quarter of 2017 was driven by the sale of vacant land adjacent to our Hopkinton, Massachusetts facility in September 2017.
Operating earnings were $16,118 or 13.6% of sales in the third quarter of 2018 compared to operating earnings of $13,111 or 12.3% of sales in the comparable quarter of 2017.
Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2018	2017
Interest expense	$(489)	$(773)
Interest income	413	363
Other (expense) income, net	(1,687)	1,258
Total other (expense) income	$(1,763)	$848
Interest expense decreased mainly as a result of the reduction in debt year-over-year. Interest income increased due to higher interest rates. Other expense in the third quarter of 2018 was principally driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi during the quarter.

	Three Months Ended
	September 30,	September 30,
	2018	2017
Effective tax rate	28.9%	31.1%

Our effective income tax rate was 28.9% and 31.1% in the third quarters of 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018, compared with the same period in 2017, was primarily attributed to a reduction in our statutory tax rate as a result of the 2017 Tax and Jobs Act (the "Tax Act"), which was partially offset by tax expense related to the one-time cash distribution from Taiwan and higher non-deductible currency losses.

Results of Operations: Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2018, and September 30, 2017:

	Nine Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales –	Net Sales –
	2018	2017	Change	2018	2017
Net sales	$350,410	$312,083	12.3	100.0	100.0
Cost of goods sold	228,082	204,527	11.5	65.1	65.5
Gross margin	122,328	107,556	13.8	34.9	34.5
Selling, general and administrative expenses	55,441	46,970	18.0	15.7	15.1
Research and development expenses	19,500	18,432	5.8	5.6	5.9
Restructuring charges	3,364	2,942	14.3	1.0	0.9
Loss on sale of assets	2	698	(99.7)	—	0.2
Total operating expenses	78,307	69,042	13.4	22.3	22.1
Operating earnings	44,021	38,514	14.3	12.6	12.4
Total other (expense) income	(2,791)	1,594	(275.1)	(0.8)	0.5
Earnings before income taxes	41,230	40,108	2.8	11.8	12.9
Income tax expense	12,262	12,039	1.9	3.5	3.9
Net earnings	$28,968	$28,069	3.2	8.3	9.0
Earnings per share:
Diluted net earnings per share	$0.86	$0.84

Sales were $350,410 in the nine months ended September 30, 2018, an increase of $38,327 or 12.3% from the nine months ended September 30, 2017. Sales to transportation markets increased $19,710 or 9.7%. Other sales increased $18,617 or 17.2%. The Noliac acquisition, which was completed in May 2017, added $6,952 in sales in the nine months of 2018 and $4,097 in the first nine months of 2017.  Changes in foreign exchange rates increased sales by $4,118 year-over-year due to the U.S. Dollar depreciating compared to the Euro and Chinese Renminbi and relating mostly to sales of transportation products.

Gross margin as a percent of sales was 34.9% in the nine months of 2018 compared to 34.5% in the first nine months of 2017. Major drivers for the improvement include savings related to product line transfers and favorable foreign exchange impact, partially offset by tariff and material cost increases. The first nine months of 2017 also included costs related to certain production rework issues resolved in the first quarter of 2017.

Selling, general and administrative expenses were $55,441 or 15.7% of sales in the nine months ended September 30, 2018 versus $46,970 or 15.1% of sales in the comparable year-to-date period in 2017. The 2018 SG&A costs include a $950 environmental charge, $1,069 for tax projects, amortization of intangibles and other operating costs associated with our Noliac acquisition, higher stock-based compensation, and non-cash pension expense versus income in 2017. The environmental charge relates to soil remediation at one of our older facilities in Asia.

Research and development expenses were $19,500 or 5.6% of sales in the nine months ended September 30, 2018 compared to $18,432 or 5.9% of sales in the comparable prior year period. Research and development expenses are focused on expanded applications of existing products and new product development as well as current product and process enhancements.

Restructuring charges were $3,364 or 1.0% of sales in the first nine months of 2018. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $2,942 or 0.9% of sales in the first nine months of 2017.

The loss on sale of assets in 2017 was driven by the sale of vacant land adjacent to our Hopkinton, Massachusetts facility.

Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Interest expense	$(1,601)	$(2,209)
Interest income	1,367	914
Other (expense) income, net	(2,557)	2,889
Total other (expense) income	$(2,791)	$1,594

Interest expense decreased in the first nine months of 2018 versus the same period of 2017 mainly as a result of the reduction in debt year-over-year. Interest income increased due to higher interest rates. Other expense in the first nine months of 2018 was principally driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi during the first nine months of the year.

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Effective tax rate	29.7%	30.0%

Our effective income tax rate was 29.7% and 30.0% in the first nine months of 2018 and 2017, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2018, compared with the same period in 2017, was primarily attributed to the previously mentioned statutory tax rate reduction resulting from the Tax Act, which was partially offset by tax expense related to the one-time cash distribution from Taiwan and higher non-deductible currency losses.

Liquidity and Capital Resources

Cash and cash equivalents were $103,754 at September 30, 2018, and $113,572 at December 31, 2017, of which $87,557 and $112,531, respectively, were held outside the United States. The decrease in cash and cash equivalents of $9,818 was primarily driven by capital expenditures of $20,800 and net long-term debt payments of $26,300, which were partially offset by cash generated from operating activities of $42,560. Total long-term debt was $50,000 as of September 30, 2018 and $76,300 as of December 31, 2017. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 11.7% at September 30, 2018, compared to 18.2% at December 31, 2017.

Working capital increased by $2,141 during the nine months ended September 30, 2018, primarily due to the increases in accounts receivable and inventory, which were partially offset by the decrease in cash and increase in accounts payable.
Cash Flows from Operating Activities
Net cash provided by operating activities was $42,560 during the first nine months of 2018. Components of net cash provided by operating activities included net earnings of $28,968, depreciation and amortization expense of $16,349, other net non-cash items of $7,162, and a net cash outflow from changes in assets and liabilities of $9,919.
Cash Flows from Investing Activities
Net cash used in investing activities for the first nine months of 2018 was $20,799, driven almost entirely by capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities for the first nine months of 2018 was $31,695. These cash outflows were the result of net long-term debt payments of $26,300, dividend payments of $3,962, and taxes paid on behalf of equity award participants in the amount of $1,433.

Capital Resources
Long‑term debt was comprised of the following:

	As of
	September 30,	December 31,
	2018	2017
Total credit facility	$300,000	$300,000
Balance outstanding	$50,000	$76,300
Standby letters of credit	$1,940	$2,065
Amount available	$248,060	$221,635
Weighted-average interest rate	3.10%	2.30%
Commitment fee percentage per annum	0.20%	0.25%

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
The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at September 30, 2018.
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
Over the last three years, our reserves for excess and obsolete inventories have ranged from 11.2% to 20.1% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified as of September 30, 2018.
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

Significant Customers
Our net sales to customers representing at least 10% of total net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Cummins Inc.	16.0%	14.6%	14.7%	13.6%
Honda Motor Co.	10.8%	11.7%	10.4%	10.8%
Toyota Motor Corporation	9.9%	9.9%	10.6%	10.2%

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

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2015, we announced that our Board of Directors authorized an expansion to its repurchase program by authorizing the purchase of an additional $25 million dollars of its common stock in the open market.   This authorization has no expiration. As shown in the following table, there were no stock repurchases during the quarter ended September 30, 2018.

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

CTS Corporation	CTS Corporation

/s/ William M. Cahill	/s/ Ashish Agrawal
William M. Cahill Chief Accounting Officer	Ashish Agrawal Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

Dated: October 25, 2018	Dated: October 25, 2018