Form 10-K
period 2018-12-31
CTS CORP
filed 2019-02-22
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-4639
CTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4925 Indiana Avenue, Lisle, IL (Address of principal executive offices)	60532 (Zip Code)
Registrant's telephone number, including area code: 630-577-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth market ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No    ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 30, 2018, was approximately $1,176,000,000. There were 32,734,227 shares of common stock, without par value, outstanding on February 19, 2019.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 16, 2019 are incorporated by reference in Part III.

CTS CORPORATION 1

Safe Harbor
Forward-Looking Statements
This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management's expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the transportation, telecommunications, and information technology industries, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated natural disasters or other events; environmental compliance and remediation expenses; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of this Annual Report on Form 10-K. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

PART I

Item 1.  Business
CTS Corporation ("CTS", "we", "our", "us" or the "Company") is a global manufacturer of sensors, electronic components, and actuators. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. Our principal executive offices are located in Lisle, Illinois.
We design, manufacture, and sell a broad line of sensors, electronic components, and actuators primarily to original equipment manufacturers ("OEMs") for the aerospace and defense, industrial, information technology, medical, telecommunications, and transportation markets. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products and technologies within these categories.
We operate manufacturing facilities in North America, Asia, and Europe. Sales and marketing are accomplished through our sales engineers, independent manufacturers' representatives, and distributors.
See the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding the Company.

PRODUCTS BY MAJOR MARKETS
Our products perform specific electronic functions for a given product family and are intended for use in customer assemblies. Our major products consist principally of sensors and actuators used in passenger or commercial vehicles, electronic components used in telecommunications infrastructure, information technology and other high-speed applications, switches, and potentiometers supplied to multiple markets, and fabricated piezoelectric materials and substrates used primarily in medical, industrial, aerospace and defense, and information technology markets.

2 CTS CORPORATION

The following table provides a breakdown of net sales by industry as a percent of consolidated net sales:

	2018	2017	2016
Industry
Transportation	64%	65%	66%
Industrial	18%	18%	17%
Medical	9%	8%	7%
Aerospace and Defense	5%	4%	4%
Telecommunications and IT	4%	5%	6%
% of consolidated net sales	100%	100%	100%
The following table identifies major products by industry. Products are sold to several industry OEMs and through distributors.

Product Description	Transportation	Industrial	Medical	Aerospace and Defense	Telecom and IT
SENSE	●	●	●	●
(Controls, Pedals, Piezo Sensing Products, Sensors, Switches, Transducers)
CONNECT		●	●	●	●
(EMI/RFI Filters, Capacitors, Frequency Control, Resistors, RF filters)
MOVE	●	●			●
(Piezo Microactuators, Rotary Actuators)

MARKETING AND DISTRIBUTION
Sales and marketing to OEMs is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Czech Republic, Denmark, Germany, India, Japan, Scotland, Singapore, Taiwan, and the United States. Approximately 89% of 2018 net sales were attributable to our sales engineers.
Our sales engineers generally service our largest customers with application-specific products. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.
We utilize the services of independent manufacturers' representatives for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from us. During 2018, approximately 5% of net sales were attributable to independent manufacturers' representatives. We also use independent distributors. Independent distributors purchase products from us for resale to customers. In 2018, independent distributors accounted for approximately 6% of net sales.

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

PATENTS, TRADEMARKS, AND LICENSES
We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products that we have designed and manufactured, as well as processes and equipment used in our manufacturing technology. We were issued 10 new U.S. patents and 19 non-U.S. patents in 2018 and currently hold 147 U.S. patents and 159 non-U.S. patents. We have 9 registered U.S. trademarks, 20 registered foreign trademarks and 4 international trademark registrations. We have licensed the right to use several of our patents. In 2018, license and royalty income was less than 1% of net sales.

MAJOR CUSTOMERS
Sales to our 15 largest customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2018	2017	2016
Total of 15 largest customers / net sales	63.7%	64.4%	63.1%

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2018	2017	2016
Cummins Inc.	15.2%	13.4%	9.9%
Honda Motor Co.	10.5%	11.2%	10.7%
Toyota Motor Corporation	10.5%	10.2%	10.4%
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

ORDER BACKLOG
Order backlog is comprised of firm open purchase orders we have received from our customers and generally represents 1 to 2 months of sales for certain products. Our business is a mix of purchase order based business, shorter-term contracts, and multi-year awards, such as with customers who serve the automotive end market.  As such, order backlog does not provide a meaningful indication of future sales.

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

NON-U.S. REVENUES AND ASSETS
Our net sales to customers originating from our non-U.S. operations as a percentage of total net sales were as follows:

	Years Ended December 31,
	2018	2017	2016
Net sales from non-U.S. operations	33%	32%	30%

Our percentages of total assets at non-U.S. locations were as follows:

	Years Ended December 31,
	2018	2017	2016
Total assets at non-U.S. operations	46%	49%	48%
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

EMPLOYEES
We employed 3,230 people at December 31, 2018, with 81% of these employees located outside the U.S. We employed 3,222 people at December 31, 2017. Approximately 11 employees at one location in the United States were covered by two collective bargaining agreements as of December 31, 2018. Both agreements are scheduled to expire upon completion of our 2016 Restructuring Plan activities.

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

CTS CORPORATION 5

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

EXECUTIVE OFFICERS OF THE COMPANY
Executive Officers.    The following serve as executive officers of CTS as of February 22, 2019. The executive officers are expected to serve until the next annual shareholders meeting, scheduled to be held on or about May 16, 2019, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Kieran O'Sullivan	56	President, Chief Executive Officer and Chairman of the Board
Ashish Agrawal	48	Vice President and Chief Financial Officer
Luis Francisco Machado	56	Vice President, General Counsel and Secretary

Kieran O'Sullivan - 56 - President, Chief Executive Officer and Chairman of the Board. Mr. O'Sullivan joined CTS on January 7, 2013. Before joining CTS, Mr. O'Sullivan served as Executive Vice President of Continental AG's Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006. Mr. O'Sullivan is a member of the board of directors, is chairman of the compensation committee, and is a member of the audit committee of LCI Industries, a supplier of components for manufacturers of recreational vehicles, manufactured homes, marine applications, and for the related aftermarkets of those industries.
Ashish Agrawal - 48 - Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer for CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Corporation, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer since 2007. Prior to that, Mr. Agrawal was with General Electric Co. in various positions since December 1994.
Luis Francisco Machado - 56 - Vice President, General Counsel and Secretary. Mr. Machado joined CTS in August 2015. Before joining CTS, Mr. Machado was at L Brands, Inc., a retailer of intimate apparel, home fragrance and beauty products under the Victoria's Secret, Pink, and Bath and Body Works Brands, as Senior Vice President, Legal and Assistant Secretary since August 2010, and Associate General Counsel, Corporate and Assistant Secretary of Wm. Wrigley Jr. Company since February 2006.
Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

We operate globally and changes in tax laws could adversely affect our results.  The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures enacted by individual countries, such as the comprehensive tax reform enacted in the U.S. in 2017, which could significantly impact our effective tax rate, tax liabilities, and ability to utilize deferred tax assets.

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

The industries in which we operate are highly competitive and characterized by price erosion and rapid technological change. We compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development, and marketing resources than we do. If any customer becomes dissatisfied with our prices, quality, or timeliness of delivery, among other things, it could award business to our competitors. Moreover, some of our customers could choose to manufacture and develop particular products themselves rather than purchase them from us. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect our business, financial condition and operating results. These developments also may materially adversely affect our ability to compete successfully going forward. We cannot assure you that our products will continue to compete successfully with our competitors' products, including OEMs.

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

CTS CORPORATION 7

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

We derive a substantial portion of our revenues from customers in the transportation, information technology and telecommunications industries and are susceptible to trends and factors affecting those industries.

Sales to the transportation, information technology and telecommunications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for their products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including among others, industry slowdown, recession, political instability, costly or constraining regulations, increased tariffs, reduced government budgets and spending, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers' production schedules or labor disturbances, that results in a decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. These industries are generally unionized and some of our customers have experienced labor disruptions in the past. Furthermore, these industries are highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. The failure of manufacturers that we serve may result in the failure to receive payment in full for products sold in the past and an abrupt cancellation in demand for certain products. Weakness in demand, the insolvency of manufacturers that we serve or their suppliers, and constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.

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

Because we have significant international operations, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may materially adversely affect us, including: political and economic instability in countries in which our products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings repatriation and expatriation restrictions; exposure to different legal standards, including related to intellectual property; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes we pay; inflation or deflation; greater difficulty in collecting accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters, and business operations; and communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage compared to some of our foreign competitors.

We may face risks associated with violations of the Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our Code of Ethics mandates compliance with these anti-bribery laws. We operate in many parts of the world where strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the detrimental actions by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Public health or safety concerns, conditions, or restrictions that impact the availability of labor or the movement of goods in some of the countries in which we operate could have a material adverse effect on our business, financial condition and operating results.

CTS CORPORATION 9

We may restructure our operations or fail to execute capital projects as planned, which may materially adversely affect our business, financial condition and operating results.

We have announced and initiated restructuring plans or capital projects at various times in the recent past designed to revise and consolidate certain aspects of our operations for the purpose of improving our cost structure or manufacturing efficiency. We may incur restructuring and impairment charges in the future if circumstances warrant. Additionally, if we are unsuccessful in implementing restructuring plans or in executing capital projects, we may experience disruptions in our operations and higher ongoing costs, which may materially adversely affect our business, financial condition and operating results.

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

Our revolving credit facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; repurchase stock; or make dividend payments above a certain amount.

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

Further, our ability to comply with our loan covenants may be affected by events beyond our control that could result in an event of default under our credit facility, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit facility. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us, or at all.

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

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures - including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems - our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. Additionally, any updates to or implementation of systems, including the selection and implementation of an ERP system, may cause delays or disruptions in our processes or production which could adversely affect our results.

CTS CORPORATION 13

Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.  Properties
As of February 22, 2019, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased
Albuquerque, New Mexico	114,525	Leased
Bolingbrook, Illinois	30,600	Leased
Elkhart, Indiana	319,000	Owned
Haryana, India	19,400	Leased
Hopkinton, Massachusetts	32,000	Owned
Hradec Kralove, Czech Republic	30,680	Leased
Juarez, Mexico	114,600	Leased
Kaohsiung, Taiwan	75,900	Owned	(1)
Kvistgaard, Denmark	30,680	Leased
Lisle, Illinois	31,000	Leased
Matamoros, Mexico	51,000	Owned
Nogales, Mexico	64,000	Leased
Ostrava, Czech Republic	67,600	Leased
Prague, Czech Republic	13,660	Leased
Tianjin, China	225,000	Owned	(2)
Zhongshan, China	112,600	Leased
Total manufacturing	1,332,245
(1) Ground lease through 2026; restrictions on use and transfer apply.
(2) Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/Leased	Description
Brownsville, Texas	N/A	Owned	Land
Brownsville, Texas	10,000	Leased	Warehouse
El Paso, Texas	22,400	Leased	Office and warehouse
Matamoros, Mexico	20,000	Leased	Warehouse
Elkhart, Indiana	93,000	Owned	Idle facility
Farmington Hills, Michigan	1,800	Leased	Sales office
Glasgow, Scotland	18,600	Leased	Administrative offices and research
Lisle, Illinois	74,925	Leased	Administrative offices and research
Malden, Massachusetts	3,600	Leased	Administrative offices and research
Nagoya, Japan	800	Leased	Sales office
Singapore	5,600	Leased	Sales office
Yokohama, Japan	1,400	Leased	Sales office
Total non-manufacturing	252,125
We regularly assess the adequacy of our manufacturing facilities for manufacturing capacity, available labor, and proximity to our markets and major customers. Management believes our manufacturing facilities are suitable and adequate, and have sufficient capacity to meet our current needs. The extent of utilization varies from plant to plant and with general economic conditions. We

14 CTS CORPORATION

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
See Note 10 "Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Item 4.  Mine Safety Disclosures
        Not applicable.

CTS CORPORATION 15

PART II
Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 19, 2019, there were approximately 962 shareholders of record.
As shown in the following table, we repurchased stock totaling $9,440 during the twelve months ended December 31, 2018:

(in thousands, except share data)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Value of Shares Purchased as Part of Plans or Program	(d) Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Balance at December 31, 2017				$17,554
January 1, 2018 - September 30, 2018	—	$—	$—	$17,554
October 1, 2018 – December 31, 2018	342,100	$27.60	$9,440	$8,114
(1) In April 2015, the Board of Directors authorized a program to repurchase up to $25 million of our common stock in the open market. The authorization has no expiration.
On February 7, 2019, the Board of Directors of CTS authorized a new stock repurchase program with a maximum dollar limit of $25 million and no set expiration date. This new program replaces the program shown in the table above.

Shareholder Performance Graph
The following graph shows a five-year comparison of the cumulative total shareholder return on CTS common stock with the cumulative total returns of a general market index and a peer group index (S&P 500 and Dow Jones Electrical Components & Equipment Industry Group). The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2013.

Comparison of 5 Year Cumulative Total Shareholder Return
$200
$150
$100
$50
2013
2014
2015
2016
2017
2018
CTS Stock
S&P 500
Dow Jones Electrical Components & Equipment Industry Group

16 CTS CORPORATION

Item 6.  Selected Financial Data
Five-Year Summary
(Amounts in thousands, except percentages and per share amounts)

	2018	% of Sales	2017	% of Sales	2016	% of Sales	2015	% of Sales	2014	% of Sales
Summary of Operations
Net sales	$470,483	100.0	$422,993	100.0	$396,679	100.0	$382,310	100.0	$404,021	100.0
Cost of goods sold	305,510	64.9	282,562	66.8	256,251	64.6	255,201	66.8	274,058	67.8
Gross Margin	164,973	35.1	140,431	33.2	140,428	35.4	127,109	33.2	129,963	32.2
Selling, general and administrative expenses	73,569	15.6	71,943	17.0	61,624	15.5	59,586	15.6	61,051	15.1
Research and development expenses	25,304	5.4	25,146	5.9	24,040	6.1	22,461	5.9	22,563	5.6
Non-recurring environmental expense	—	—	—	—	—	—	14,541	3.8	—	—
Restructuring and impairment charges	5,062	1.1	4,139	1.0	3,048	0.8	14,564	3.8	5,941	1.5
Loss (gain) on sale of assets	—	—	708	(2.9)	(11,450)	(2.9)	(2,156)	(0.6)	(1,915)	(0.5)
Operating earnings	61,038	13.0	38,495	9.1	63,166	15.9	18,113	4.7	42,323	10.5
Other (expense) income	(2,935)	(0.6)	1,758	0.4	(5,921)	(1.5)	(5,852)	(1.5)	(2,975)	(0.7)
Earnings before income taxes	58,103	12.3	40,253	9.5	57,245	14.4	12,261	3.2	39,348	9.8
Income tax expense	11,571	2.5	25,805	6.1	22,865	5.8	5,307	1.4	12,826	3.2
Net earnings	$46,532	9.9	$14,448	3.4	$34,380	8.7	$6,954	1.8	$26,522	6.6
Retained earnings - beginning of year	420,160		410,979		381,840		380,145		358,997
Dividends declared	(5,278)		(5,267)		(5,241)		(5,259)		(5,374)
Implementation of new accounting standard	17,433		$—		$—		$—		$—
Retained earnings - end of year	$478,847		$420,160		$410,979		$381,840		$380,145

Net earnings per share:
Basic	$1.41		$0.44		$1.05		$0.21		$0.79
Diluted	$1.39		$0.43		$1.03		$0.21		$0.78

Average basic shares outstanding (000s)	33,024		32,892		32,728		32,959		33,618
Average diluted shares outstanding (000s)	33,569		33,420		33,251		33,484		34,130
Cash dividends per share (annualized)	$0.160		$0.160		$0.160		$0.160		$0.160
Capital expenditures	$28,488		$18,094		$20,500		$9,723		$12,949
Depreciation and amortization	$22,514		$20,674		$18,992		$16,254		$16,971

Financial Position at Year End
Current assets	$239,359		$233,609		$215,707		$245,954		$240,401
Current liabilities	103,993		102,412		98,129		94,620		79,982
Current ratio	2.3 to 1		2.3 to 1		2.2 to 1		2.5 to 1		3.0 to 1
Working capital	135,366		131,197		117,578		151,334		160,419
Inventories	43,486		36,596		28,652		24,600		27,887
Net property, plant and equipment	99,401		88,247		82,111		69,872		71,414
Total assets	548,341		539,696		517,697		483,373		456,926
Long-term debt	50,000		76,300		89,100		90,700		75,000
Long-term obligations, including long-term debt	66,419		93,479		101,686		107,099		87,155
Shareholders' equity	377,929		343,805		317,882		281,654		289,789
Common shares outstanding (000s)	32,751		32,938		32,762		32,548		33,392
Equity (book value) per share	$11.54		$10.44		$9.70		$8.65		$8.68
Stock price range	24.07-39.20		19.30-28.35		12.87-24.80		15.30-20.25		15.58-21.65
______________________________

Certain acquisitions, divestitures, closures of operations or product lines, and certain accounting reclassifications affect the comparability of information contained in the "Five-Year Summary."

CTS CORPORATION 17

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
We manufacture sensors, actuators, and electronic components in North America, Europe, and Asia. CTS provides engineered products to OEMs in the aerospace and defense, industrial, information technology, medical, telecommunications, and transportation markets.
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
Results of Operations: Fourth Quarter 2018 versus Fourth Quarter 2017
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings (Loss) for the quarters ended December 31, 2018, and December 31, 2017:

	Three Months Ended December 31,			Percent of Net Sales
	2018	2017	Percent Change	2018	2017
Net sales	$120,073	$110,910	8.3	100.0	100.0
Cost of goods sold	77,428	78,035	(0.8)	64.5	70.4
Gross margin	42,645	32,875	29.7	35.5	29.6
Selling, general and administrative expenses	18,128	24,973	(27.4)	15.1	22.5
Research and development expenses	5,804	6,714	(13.6)	4.8	6.1
Restructuring and impairment charges	1,698	1,197	41.9	1.4	1.1
(Gain) loss on sale of assets	(2)	10	(120.0)	—	—
Total operating expenses	25,628	32,894	(22.1)	21.3	29.7
Operating earnings (loss)	17,017	(19)	89,663.2	14.2	—
Other (expense) income, net	(144)	164	(187.8)	(0.1)	0.1
Earnings before income tax	16,873	145	11,536.6	14.1	0.1
Income tax (benefit) expense	(691)	13,766	(105.0)	(0.6)	12.4
Net earnings (loss)	$17,564	$(13,621)	228.9	14.6	(12.3)
Diluted earnings per share:
Diluted net earnings (loss) per share	$0.52	$(0.41)
Sales of $120,073 in the fourth quarter of 2018 increased $9,163 or 8.3% from the fourth quarter of 2017. Sales to transportation markets increased $5,163 or 7.2%. Sales to other end markets increased $4,000 or 10.2%. Changes in foreign exchange rates decreased sales by $880 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro.
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
Gross margin as a percent of sales was 35.5% in the fourth quarter of 2018 compared to 29.6% in the fourth quarter of 2017. The pension settlement charge recorded in the fourth quarter of 2017 impacted gross margin unfavorably by $4,796 or 4.3%. The

18 CTS CORPORATION

increase in gross margin was primarily driven by savings related to product line transfers associated with the June 2016 Restructuring Plan described in Note 8.
Selling, general and administrative expenses were $18,128 or 15.1% of sales in the fourth quarter of 2018 versus $24,973 or 22.5% of sales in the comparable quarter of 2017. The pension settlement charge recorded in the fourth quarter of 2017 impacted selling, general and administrative expenses unfavorably by $6,557 or 5.9%.
Research and development expenses were $5,804 or 4.8% of sales in the fourth quarter of 2018 compared to $6,714, or 6.1% of sales, in the comparable quarter of 2017. The pension settlement charge recorded in the fourth quarter of 2017 impacted research and development expenses unfavorably by $2,062, or 1.9%. Research and development expenses are focused on expanded applications of existing products, new product development, and enhancements for current products and processes.
Restructuring and impairment charges were $1,698 in the fourth quarter of 2018. These charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the June 2016 Restructuring Plan. In the fourth quarter 2017, restructuring and impairment charges consisting of severance and other costs totaled $1,197, which were also in connection with our June 2016 Restructuring Plan.
Operating earnings were $17,017, or 14.2% of sales in the fourth quarter of 2018, compared to an operating loss of $19, or 0.0% of sales, in the comparable quarter of 2017 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Three Months Ended December 31,
	2018	2017
Interest expense	$(484)	$(1,134)
Interest income	459	370
Other (expense) income	(119)	928
Total other (expense) income, net	$(144)	$164
Interest expense decreased in the fourth quarter of 2018 versus 2017 due to lower debt balances and a reduction in interest related to interest rate swaps. Interest income increased due to higher interest rates. Other income in the fourth quarter of 2017 was driven mainly by foreign currency translation gains due to the appreciation of the Chinese Renminbi compared to the U.S. Dollar.

	Three Months Ended December 31,
	2018	2017
Effective tax rate	(4.1)%	9,493.8%

The effective income tax rate for the fourth quarter of 2018 was (4.1)% compared to 9,493.8% in the fourth quarter of 2017. The tax rate in 2018 was impacted primarily by a discrete one-time rate change benefit related to the Tax Cuts and Jobs Act (“Tax Act”) resulting from the election of tax accounting method changes. The effective income tax rate in the fourth quarter of 2017 was primarily related to the initial application of the Tax Act including the remeasurement of the net deferred tax assets from 35% to 21% and the one-time mandatory transition tax on the historical earnings of foreign affiliates, which resulted in a net non-cash charge of $18,001.

Net earnings was $17,564, or $0.52 per diluted share, in the fourth quarter of 2018, compared to a net loss of $13,621, or $0.41 per share, in the comparable quarter of 2017.

CTS CORPORATION 19

Results of Operations: Year Ended December 31, 2018, versus Year Ended December 31, 2017
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings for the years ended December 31, 2018, and December 31, 2017:

	Years Ended December 31,			Percent of Net Sales
	2018	2017	Percent Change	2018	2017
Net sales	$470,483	$422,993	11.2	100.0	100.0
Cost of goods sold	305,510	282,562	8.1	64.9	66.8
Gross margin	164,973	140,431	17.5	35.1	33.2
Selling, general and administrative expenses	73,569	71,943	2.3	15.6	17.0
Research and development expenses	25,304	25,146	0.6	5.4	5.9
Restructuring and impairment charges	5,062	4,139	22.3	1.1	1.0
Loss on sale of assets	—	708	(100.0)	—	0.2
Total operating expenses	103,935	101,936	2.0	22.1	24.1
Operating earnings	61,038	38,495	58.6	13.0	9.1
Other (expense) income, net	(2,935)	1,758	(267.0)	(0.6)	0.4
Earnings before income tax	58,103	40,253	44.3	12.4	9.5
Income tax expense	11,571	25,805	(55.2)	2.5	6.1
Net earnings	46,532	14,448	222.1	9.9	3.4
Diluted earnings per share:
Diluted net earnings per share	$1.39	$0.43

Sales were $470,483 for the year ended December 31, 2018, an increase of $47,490, or 11.2% from 2017. Sales to transportation markets increased $24,873 or 9.0%. Sales to other end markets increased $22,617 or 15.3%. The Noliac acquisition added $9,463 in sales in 2018 and $7,084 in sales in 2017. Changes in foreign exchange rates increased sales by $3,238 year-over-year due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.
Gross margin as a percent of sales was 35.1% in 2018 versus 33.2% in 2017. The pension settlement charge recorded in the fourth quarter of 2017 impacted gross margin unfavorably by $4,796, or 1.1% of sales. The increase in gross margin was primarily driven by savings related to product line transfers and a favorable impact of foreign exchange rate movements which were partially offset by material cost increases.
Selling, general and administrative expenses were $73,569, or 15.6% of sales for the year ended December 31, 2018, versus $71,943 or 17.0% of sales in the comparable period of 2017. The pension settlement charge recorded in the fourth quarter of 2017 impacted selling, general and administrative expenses unfavorably by $6,557 or 1.6% of sales. The increase includes higher stock-based compensation and ERP implementation costs as well as incremental costs resulting from the Noliac acquisition in 2017, including amortization of intangibles.
Research and development expenses were $25,304 or 5.4% of sales in 2018 compared to $25,146 or 5.9% of sales in 2017. The pension settlement charge recorded in the fourth quarter of 2017 impacted research and development expenses unfavorably by $2,062, or 0.5% of sales. Research and development expenses are focused on expanded applications of existing products, new product development, and enhancements for current products and processes.
Restructuring and impairment charges were $5,062 for year ended December 31, 2018. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $4,139 in 2017.
The loss on sale of assets in 2017 was driven by a loss on the sale of vacant land at our Hopkinton, Massachusetts facility in September 2017.
Operating earnings were $61,038, or 13.0% of sales in 2018, compared to $38,495, or 9.1% of sales in 2017 as a result of the items discussed above.

20 CTS CORPORATION

Other income and expense items are summarized in the following table:

	Years Ended December 31,
	2018	2017
Interest expense	$(2,085)	$(3,343)
Interest income	1,826	1,284
Other (expense) income	(2,676)	3,817
Total other (expense) income, net	$(2,935)	$1,758
Interest expense decreased in the year ended December 31, 2018, versus the same period in 2017 primarily due to lower debt balances, a reduction in interest related to interest rate swaps, and a one-time charge related to a liability that was settled in 2017. Interest income increased due to higher interest rates. Other expense in the year ended December 31, 2018, was driven by foreign currency translation losses mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi and the Euro. Other income in the year ended December 31, 2017 was driven mainly by foreign currency translation gains due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and the Euro.

	Years Ended December 31,
	2018	2017
Effective tax rate	19.9%	64.1%
The effective income tax rate in 2018 was 19.9% compared to 64.1% in the prior year. The tax rate in 2018 was favorably impacted by a discrete one-time rate change benefit related to the Tax Act resulting from the election of tax accounting method changes, partially offset by a one-time withholding tax on repatriation of earnings from one of our foreign subsidiaries that was completed during the year to enable the use of tax credits due to expire in 2018. The tax rate in 2017 was unfavorably impacted by the application of the Tax Act, driven by the remeasurement of the net deferred tax assets from 35% to 21% and the one-time mandatory transition tax on the historical earnings of foreign affiliates, which resulted in a net non-cash charge of $18,001.
Net earnings were $46,532 or $1.39 per diluted share for the year ended December 31, 2018, compared to earnings of $14,448 or $0.43 per diluted share in the comparable period of 2017.

Results of Operations: Years Ended December 31, 2017, versus Year Ended December 31, 2016
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings for the years ended December 31, 2017, and December 31, 2016:

	Years Ended December 31,			Percent of Net Sales
	2017	2016	Percent Change	2017	2016
Net sales	$422,993	$396,679	6.6	100.0	100.0
Cost of goods sold	282,562	256,251	10.3	66.8	64.6
Gross margin	140,431	140,428	—	33.2	35.4
Selling, general and administrative expenses	71,943	61,624	16.7	17.0	15.5
Research and development expenses	25,146	24,040	4.6	5.9	6.1
Restructuring and impairment charges	4,139	3,048	35.8	1.0	0.8
Loss (gain) on sale of assets	708	(11,450)	(106.2)	0.2	(2.9)
Total operating expenses	101,936	77,262	31.9	24.1	19.5
Operating earnings	38,495	63,166	(39.1)	9.1	15.9
Other income (expense), net	1,758	(5,921)	(129.7)	0.4	(1.5)
Earnings before income tax	40,253	57,245	(29.7)	9.5	14.4
Income tax expense	25,805	22,865	12.9	6.1	5.8
Net earnings	14,448	34,380	(58.0)	3.4	8.7
Diluted earnings per share:
Diluted net earnings per share	$0.43	$1.03

CTS CORPORATION 21

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
Operating earnings were $38,495, or 9.1% of sales in 2017, compared to $63,166, or 15.9% of sales in 2016 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Years Ended December 31,
	2017	2016
Interest expense	$(3,343)	$(3,702)
Interest income	1,284	1,305
Other expense (income)	3,817	(3,524)
Total other expense (income), net	$1,758	$(5,921)

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

22 CTS CORPORATION

The effective income tax rate in 2017 was 64.1%, which was primarily due to a provisional one-time tax expense of $18,001 resulting from the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. The rate also reflects a decrease in the valuation allowance on certain non-U.S. losses as a result of changes in the expectation of our ability to utilize those losses and changes in the mix of earnings by jurisdiction. The effective income tax rate in 2016 was 39.9%, which includes restructuring charges, one-time items, an increase in valuation allowances recorded against certain state net operating losses and tax credits, and the revaluation of U.S. deferred taxes as a result of the June 2016 restructuring activities discussed in Note 8, "Costs Associated with Exit and Restructuring Activities". The rate also reflects an increase in the valuation allowance on certain non-U.S. losses as a result of changes in the expectation of our ability to utilize those losses, changes in the mix of earnings by jurisdiction, our decision to no longer permanently reinvest the earnings of our Canadian and U.K. subsidiaries, tax expense for withholding taxes on earnings in China that are not anticipated to be maintained in China, and various other discrete items.
Net earnings were $14,448 or $0.43 per diluted share for the year ended December 31, 2017, compared to earnings of $34,380 or $1.03 per diluted share in the comparable period of 2016.

Liquidity and Capital Resources
(Amounts in thousands, except percentages and per share amounts):
Cash and cash equivalents were $100,933 at December 31, 2018, and $113,572 at December 31, 2017, of which $96,762 and $112,531, respectively, were held outside the United States. The decrease in cash and cash equivalents of $12,639 was driven principally by cash generated from operating activities of $58,152, which was offset by capital expenditures of $28,488, net debt payments of $26,300, purchase of treasury stock of $9,440, and dividends paid of 5,285. Total debt as of December 31, 2018, and December 31, 2017, was $50,000 and $76,300, respectively. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders’ equity, was 11.7% at December 31, 2018, compared to 18.2% at December 31, 2017.
Working capital increased by $4,169 from December 31, 2017, to December 31, 2018, primarily due to increases in accounts receivable and inventory, which were partially offset by the decrease in cash.
Cash Flows from Operating Activities
Net cash provided by operating activities was $58,152 during the year ended December 31, 2018. Components of net cash provided by operating activities included net earnings of $46,532, depreciation and amortization expense of $22,514, stock-based compensation of $5,256, and other net non-cash items totaling $340, which were offset by net changes in assets and liabilities of $15,482 and deferred income taxes of 1,008.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2018, was $28,485, driven by the net capital expenditures of $28,488.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2018, was $42,493. This cash outflow was the result of net debt payments of $26,300, the purchase of treasury stock of $9,440, dividend payments of $5,285, and taxes paid on behalf of equity award participants of $1,468.

CTS CORPORATION 23

Capital Resources
Long-term debt was comprised of the following:

	As of December 31,
	2018	2017
Total credit facility	$300,000	$300,000
Balance Outstanding	$50,000	$76,300
Standby letters of credit	$1,940	$2,065
Amount available	$248,060	$221,635
Weighted-average interest rate	3.10%	2.30%
Commitment fee percentage per annum	0.20%	0.25%
On August 10, 2015, we entered into an unsecured five-year revolving credit agreement (“Revolving Credit Facility”) with a group of banks in order to support our financing needs.  The Revolving Credit Facility originally provided for a credit line of $200,000. On May 23, 2016, we requested and received a $100,000 increase in the aggregate revolving credit commitments under our existing credit agreement, which increased the credit line from $200,000 to $300,000.
The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at December 31, 2018.
On February 12, 2019, CTS entered into a new amended and restated five-year credit agreement with a group of banks that expires on February 12, 2024. This credit agreement provides for a revolving credit facility of $300 million, which may be increased by $150 million at the request of the Company, subject to the administrative agent’s approval. This new unsecured credit facility replaces the prior $300 million unsecured credit facility, which would have expired August 10, 2020. Borrowings of $50 million under the prior credit agreement were refinanced and the prior agreement was terminated as of February 12, 2019.
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
Revenue Recognition
Beginning in January 2018, CTS adopted the provisions of Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". Product revenue is recognized when the transfer of promised goods to a customer occurs in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods. We follow the five step model to determine when this transfer has occurred: 1) identify the contract(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; 5) recognize revenue when (or as) the entity satisfies a performance obligation.

24 CTS CORPORATION

Prior to January 1, 2018, product revenue was recognized once four criteria were met: 1) we have persuasive evidence that an arrangement exists; 2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; 3) the price is fixed and determinable; and 4) collectability is reasonably assured.
Product Warranties
Provisions for estimated warranty expenses primarily related to our automotive products are made at the time products are sold. These estimates are established using a quoted industry rate. We adjust our warranty reserve for any known or anticipated warranty claims as new information becomes available. We evaluate our warranty obligations at least quarterly and adjust our accruals if it is probable that future costs will be different than our current reserve. Over the last three years, product warranty reserves have ranged from 0.5% to 2.4% of total sales. We believe our reserve level is appropriate considering all facts and circumstances surrounding any outstanding quality claims and our historical experience selling our products to our customers.
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
We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves have ranged from 0.3% to 0.7% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations of the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.
Inventories
We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.
Over the last three years, our reserves for excess and obsolete inventories have ranged from 11.2% to 19.5% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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
Impairment of Goodwill
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

CTS CORPORATION 25

•	Adverse action or assessment by a regulator,

•	Unanticipated competition,

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•	Testing for recoverability of a significant asset group within a reporting unit, and

•	Allocation of a portion of goodwill to a business to be disposed.
If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. We have the option to perform a qualitative assessment (commonly referred to as "step zero" test) to determine whether further quantitative analysis for impairment of goodwill and indefinite-lived intangible assets is necessary. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If, after assessing the totality of events or circumstances we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we do not need to perform a quantitative analysis.
If a quantitative assessment is required, we estimate the fair value of each reporting unit using a combination of discounted cash flow analysis and market-based valuation methodologies. Determining fair value using a quantitative approach requires significant judgment, including judgments about projected revenues, operating expenses, working capital investment, capital expenditures, and cash flows over a multi-year period. The discount rate applied to our forecasts of future cash flows is based on our estimated weighted average cost of capital. In assessing the reasonableness of our determined fair values, we evaluate our results against our market capitalization. Changes in these estimates and assumptions could materially affect the determination of fair value and impact the goodwill impairment assessment.
Our latest assessment was performed using a qualitative approach as of October 1, 2018, and we determined that it was likely that the fair values of our reporting units were more than their carrying amounts, and therefore no impairment charges were recorded. We will monitor future results and will perform a test if indicators trigger an impairment review.
Impairment of Other Intangible and Long-Lived Assets
We evaluate the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered that may trigger an impairment review consist of, but are not limited to, the following:

•	Significant decline in market capitalization relative to net book value,

•	Significant underperformance relative to expected historical or projected future operating results,

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•	Significant negative industry or economic trends.
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified during the year ended December 31, 2018.
Environmental and Legal Contingencies
U.S. GAAP requires a liability to be recorded for contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence and amounts of our environmental, legal and other contingent liabilities. We regularly consult with attorneys and consultants to determine the relevant facts and circumstances before we record a liability. Changes in laws, regulatory orders, cost estimates, participation of other parties, timing of payments, input of attorneys and consultants, or other circumstances may have a material impact on the recorded liability.

26 CTS CORPORATION

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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Accounting Standards Codification (ASC) No. 740 states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of its technical merits.  We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
Our practice is to recognize interest and penalties related to income tax matters as part of income tax expense.
Generally, outside of Canada and the United Kingdom, it has been our historical practice to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. As previously noted, the Tax Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporation be subjected to a one-time mandatory deemed repatriation tax. The transition tax substantially eliminated the basis difference that existed prior to the Tax Act. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. We completed the evaluation of our indefinite reinvestment assertion as a result of the Tax Act during the fourth quarter of 2018 and decided not to reinvest the current year earnings of our primary operations, except for in the Czech Republic, Denmark, India, Mexico and Taiwan. We intend to continue to indefinitely reinvest the earnings in these non-U.S. subsidiaries.
Contractual Obligations
Our contractual obligations as of December 31, 2018, were:

	Payments due by period
	Total	2019	2020-2021	2022-2023	2024-beyond
Long-term debt, including interest	$51,680	$1,045	$50,635	$—	$—
Operating lease payments	31,029	3,859	6,209	4,875	16,086
Retirement obligations	6,663	779	1,476	1,370	3,038
Total	$89,372	$5,683	$58,320	$6,245	$19,124
We have no off-balance sheet arrangements, except for operating leases, that have a material current effect or are reasonably likely to have a material future effect on our financial condition or changes in our financial condition.
Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

CTS CORPORATION 27

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
Interest Rate Risk
We are exposed to risk of changes in interest rates on our revolving credit facility. There was $50,000 and $76,300 outstanding under our revolving credit facility at December 31, 2018, and 2017, respectively. As of December 31, 2018, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through August 2020.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in China, Czech Republic, Mexico, and Taiwan. As of December 31, 2018, we had $15,700 outstanding foreign currency forward exchange contracts to hedge our exposure against the Mexican Peso.
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

28 CTS CORPORATION

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CTS Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2019 expressed an unqualified opinion.
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
We have served as the Company’s auditor since 2005.

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 22, 2019

CTS CORPORATION 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CTS Corporation

We have audited the internal control over financial reporting of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 22, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 22, 2019

30 CTS CORPORATION

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net sales	$470,483	$422,993	$396,679
Cost of goods sold	305,510	282,562	256,251
Gross Margin	164,973	140,431	140,428
Selling, general and administrative expenses	73,569	71,943	61,624
Research and development expenses	25,304	25,146	24,040
Restructuring and impairment charges	5,062	4,139	3,048
Loss (gain) on sale of assets	—	708	(11,450)
Operating earnings	61,038	38,495	63,166
Other (expense) income:
Interest expense	(2,085)	(3,343)	(3,702)
Interest income	1,826	1,284	1,305
Other (expense) income	(2,676)	3,817	(3,524)
Total other (expense) income, net	(2,935)	1,758	(5,921)
Earnings before taxes	58,103	40,253	57,245
Income tax expense	11,571	25,805	22,865
Net earnings	$46,532	$14,448	$34,380
Net earnings per share:
Basic	1.41	0.44	1.05
Diluted	1.39	0.43	1.03
Basic weighted-average common shares outstanding	33,024	32,892	32,728
Effect of dilutive securities	545	528	523
Diluted weighted-average common shares outstanding	33,569	33,420	33,251
Cash dividends declared per share	$0.16	$0.16	$0.16
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 31

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net earnings	$46,532	$14,448	$34,380
Other comprehensive earnings (loss):
Changes in fair market value of hedges, net of tax	795	110	553
Changes in unrealized pension cost, net of tax	(1,830)	13,687	6,412
Cumulative translation adjustment, net of tax	(311)	437	(1,154)
Other comprehensive (loss) earnings	$(1,346)	$14,234	$5,811
Comprehensive earnings	$45,186	$28,682	$40,191
The accompanying notes are an integral part of the consolidated financial statements.

32 CTS CORPORATION

CTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$100,933	$113,572
Accounts receivable, net	79,518	70,584
Inventories, net	43,486	36,596
Other current assets	15,422	12,857
Total current assets	239,359	233,609
Property, plant and equipment, net	99,401	88,247
Other Assets
Prepaid pension asset	54,100	57,050
Goodwill	71,057	71,057
Other intangible assets, net	60,180	66,943
Deferred income taxes	22,201	20,694
Other assets	2,043	2,096
Total other assets	209,581	217,840
Total Assets	$548,341	$539,696
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$51,975	$49,201
Accrued payroll and benefits	14,671	11,867
Accrued expenses and other liabilities	37,347	41,344
Total current liabilities	103,993	102,412
Long-term debt	50,000	76,300
Long-term pension obligations	6,510	7,201
Deferred income taxes	3,990	3,802
Other long-term obligations	5,919	6,176
Total Liabilities	170,412	195,891
Commitments and Contingencies (Note 10)
Shareholders' Equity
Common stock	306,697	304,777
Additional contributed capital	42,820	41,084
Retained earnings	478,847	420,160
Accumulated other comprehensive loss	(97,739)	(78,960)
Total shareholders' equity before treasury stock	730,625	687,061
Treasury stock	(352,696)	(343,256)
Total shareholders' equity	377,929	343,805
Total Liabilities and Shareholders' Equity	$548,341	$539,696
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 33

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$46,532	$14,448	$34,380
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,514	20,674	18,992
Stock-based compensation	5,256	4,184	2,738
Pension and other post-retirement plan expense (income)	422	11,570	(1,599)
Deferred income taxes	(1,008)	16,710	10,297
Loss (gain) on sale of assets	—	708	(11,450)
(Gain) loss on foreign currency hedges, net of cash received	(82)	94	(36)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(9,877)	(5,198)	(7,120)
Inventories	(7,521)	(5,404)	(2,290)
Other assets	(2,675)	(1,531)	(289)
Accounts payable	5,113	5,387	537
Accrued payroll and benefits	2,349	(1,666)	1,876
Accrued expenses	(3,795)	28	451
Income taxes payable	1,564	(4,555)	966
Other liabilities	(258)	2,918	52
Pension and other post-retirement plans	(382)	(319)	(303)
Total adjustments	11,620	43,600	12,822
Net cash provided by operating activities	58,152	58,048	47,202
Cash flows from investing activities:
Capital expenditures	(28,488)	(18,094)	(20,500)
Proceeds from sale of assets	3	541	12,296
Payment for acquisitions, net of cash acquired	—	(19,121)	(73,063)
Net cash used in investing activities	(28,485)	(36,674)	(81,267)
Cash flows from financing activities:
Payments of long-term debt	(1,060,100)	(1,518,200)	(2,458,400)
Proceeds from borrowings of long-term debt	1,033,800	1,505,400	2,456,800
Payments of short-term notes payable	—	(1,150)	—
Purchase of treasury stock	(9,440)	—	—
Dividends paid	(5,285)	(5,260)	(5,234)
Taxes paid on behalf of equity award participants	(1,468)	(1,604)	(1,809)
Net cash used in financing activities	(42,493)	(20,814)	(8,643)
Effect of exchange rate on cash and cash equivalents	187	(793)	(415)
Net decrease in cash and cash equivalents	(12,639)	(233)	(43,123)
Cash and cash equivalents at beginning of year	113,572	113,805	156,928
Cash and cash equivalents at end of year	$100,933	$113,572	$113,805
Supplemental cash flow information:
Cash paid for interest	$1,582	$2,130	$2,939
Cash paid for income taxes, net	$9,916	$10,884	$10,471
Non-cash investing and financing activities:
Purchase of assets with short-term notes payable	$—	$—	$1,006
Capital expenditures incurred not paid	$4,312	$5,914	$3,214
The accompanying notes are an integral part of the consolidated financial statements.

34 CTS CORPORATION

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at January 1, 2016	$300,909	$41,166	$381,840	$(99,005)	$(343,256)	$281,654
Net earnings	—	—	34,380	—	—	34,380
Changes in fair market value of hedges, net of tax	—	—	—	553	—	553
Changes in unrealized pension cost, net of tax	—	—	—	6,412	—	6,412
Cumulative translation adjustment, net of tax	—	—	—	(1,154)	—	(1,154)
Cash dividends of $0.16 per share	—	—	(5,241)	—	—	(5,241)
Issued shares on vesting of restricted stock units	1,923	(3,307)	—	—	—	(1,384)
Stock compensation	—	2,662	—	—	—	2,662
Balances at December 31, 2016	$302,832	$40,521	$410,979	$(93,194)	$(343,256)	$317,882
Net earnings	—	—	14,448	—	—	14,448
Changes in fair market value of hedges, net of tax	—	—	—	110	—	110
Changes in unrealized pension cost, net of tax	—	—	—	13,687	—	13,687
Cumulative translation adjustment, net of tax	—	—	—	437	—	437
Cash dividends of $0.16 per share	—	—	(5,267)	—	—	(5,267)
Issued shares on vesting of restricted stock units	1,945	(3,549)	—	—	—	(1,604)
Stock compensation	—	4,112	—	—	—	4,112
Balances at December 31, 2017	$304,777	$41,084	$420,160	$(78,960)	$(343,256)	$343,805
Net earnings	—	—	46,532	—	—	46,532
Changes in fair market value of hedges, net of tax	—	—	—	795	—	795
Changes in unrealized pension cost, net of tax	—	—	—	(1,830)	—	(1,830)
Cumulative translation adjustment, net of tax	—	—	—	(311)	—	(311)
Cash dividends of $0.16 per share	—	—	(5,278)	—	—	(5,278)
Acquired 342,100 shares for treasury stock	—	—	—	—	(9,440)	(9,440)
Issued shares on vesting of restricted stock units	1,920	(3,389)	—	—	—	(1,469)
Implementation of ASU No. 2018-02 (see Note 1)	—	—	17,433	(17,433)	—	—
Stock compensation	—	5,125	—	—	—	5,125
Balances at December 31, 2018	$306,697	$42,820	$478,847	$(97,739)	$(352,696)	$377,929
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
Fiscal Calendar: We began using a calendar period end in 2016. Prior to that, we operated on a 4 week/ 4 week/ 5 week fiscal quarter, and each fiscal quarter ended on a Sunday that always began on January 1 and ended on December 31.
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
Concentration of Credit Risk: Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade receivables. Our cash and cash equivalents, at times, may exceed federally insured limits. Cash and cash equivalents are deposited primarily in banking institutions with global operations. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents.
Trade receivables subject us to the potential for credit risk with major customers. We sell our products to customers principally in the aerospace and defense, industrial, information technology, medical, telecommunications, and transportation markets, primarily in North America, Europe, and Asia. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not require collateral. The allowance for doubtful accounts is based on management's estimates of the collectability of its accounts receivable after analyzing historical bad debts, customer concentrations, customer creditworthiness, and current economic trends. Uncollectible trade receivables are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.
Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2018	2017	2016
Cummins Inc.	15.2%	13.4%	9.9%
Honda Motor Co.	10.5%	11.2%	10.7%
Toyota Motor Corporation	10.5%	10.2%	10.4%
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

36 CTS CORPORATION

Retirement Plans: We have various defined benefit and defined contribution retirement plans. Our policy is to annually fund the defined benefit pension plans at or above the minimum required by law. We: 1) recognize the funded status of a benefit plan (measured as the difference between plan assets at fair value and the benefit obligation) in our Consolidated Balance Sheets; 2) recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit/cost as a component of other comprehensive earnings; and 3) measure defined benefit plan assets and obligations as of the date of our fiscal year-end. See Note 6, "Retirement Plans" for further information.
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
We recognize deferred tax assets to the extent that we believe that these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. In 2016, we elected to early adopt Accounting Standards Update ("ASU") No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", on a retrospective basis allowing for all deferred tax items to be classified as non-current. Certain non-current deferred tax assets and non-current deferred tax liabilities were not netted since these items relate to different tax jurisdictions.
We record uncertain tax positions in accordance with Accounting Standards Codification ("ASC") Topic 740 on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets.
See Note 18, "Income Taxes" for further information.
Goodwill and Indefinite-lived Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the net assets acquired in a business combination. We test the impairment of goodwill at least annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.
In addition to goodwill, we also have acquired in-process research and development ("IPR&D") intangible assets that are treated as indefinite-lived intangible assets and therefore not subject to amortization until the completion or abandonment of the associated research and development efforts. If these efforts are abandoned in the future, the carrying value of the IPR&D asset will be expensed. If the research and development efforts are successfully completed, the IPR&D will be reclassified as a finite-lived asset and amortized over its useful life.
We have the option to perform a qualitative assessment (commonly referred to as "step zero" test) to determine whether further quantitative analysis for impairment of goodwill and indefinite-lived intangible assets is necessary. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If, after assessing the totality of events or circumstances, we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we do not need to perform a quantitative analysis.
We completed our annual impairment test during 2018 by performing a qualitative assessment and determined that our goodwill was not impaired as of the measurement date. We have not recorded any impairment of goodwill or other indefinite-lived intangible assets in the years ended December 31, 2018, 2017 and 2016.

CTS CORPORATION 37

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
Revenue Recognition: Beginning in January 2018, CTS adopted the provisions ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". Product revenue is recognized upon the transfer of promised goods to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods. We follow the five step model to determine when this transfer has occurred: 1) identify the contract(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; 5) recognize revenue when (or as) the entity satisfies a performance obligation.
Prior to January 1, 2018, product revenue was recognized once four criteria were met: 1) we have persuasive evidence that an arrangement exists; 2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; 3) the price is fixed and determinable; and 4) collectability is reasonably assured.
Research and Development: Research and development ("R&D") costs include expenditures for search and investigation aimed at discovery of new knowledge to be used to develop new products or processes or to significantly enhance existing products or production processes. R&D costs also include the implementation of new knowledge through design, testing of product alternatives, or construction of prototypes. We expense all R&D costs as incurred, net of customer reimbursements for sales of prototypes and non-recurring engineering charges.
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
We occasionally enter into agreements with our customers whereby we receive a contractual guarantee to be reimbursed the costs we incur to construct molds, dies, and other tools that are used to make many of the products we sell. The costs we incur are included in other current assets on the Consolidated Balance Sheets until reimbursement is received from the customer. Reimbursements received from customers are netted against such costs and included in our Consolidated Statements of Earnings if the amount received is in excess of the costs that we incur. The following is a summary of amounts to be received from customers as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Cost of molds, dies and other tools included in other current assets	$5,388	$3,382
The following is a summary of amounts received from customers for molds, dies, and other tools during the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Reimbursements received from customers	$4,483	$4,299
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

38 CTS CORPORATION

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
Both our stock option and RSU awards primarily have a graded vesting schedule. We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 16, "Stock-Based Compensation" for further information.
In 2016, we elected to early adopt the provisions of ASU No. 2016-09 "Compensation-Stock Compensation (Topic 718): Improvement to Employee Share based Payment Accounting". Pursuant to this adoption, we recorded excess tax benefits within income tax expense for the year ended December 31, 2016, where previously these were recorded as increases or decreases to additional contributed capital. In addition, we have elected to account for forfeitures of awards as they occur. Both of these changes have been applied prospectively, and therefore no adjustments were made to prior periods. In accordance with the guidance, we retrospectively reported cash paid on behalf of employees for withholding shares for tax-withholding purposes as a financing activity in the Consolidated Statements of Cash Flows. Additionally, excess tax benefits were classified as an operating activity, applied prospectively. Adoption of this ASU did not result in a material change in our earnings, cash flows, or financial position.
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
Our antidilutive stock options and RSUs consist of the following:

	Years Ended December 31,
(units)	2018	2017	2016
Antidilutive stock options and RSUs	18,138	22,110	35,189

CTS CORPORATION 39

Foreign Currencies: The financial statements of our non-U.S. subsidiaries, except the United Kingdom ("U.K.") subsidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings.
Foreign currency gains (losses) recorded in the Consolidated Statement of Earnings includes the following:

	Years Ended December 31,
	2018	2017	2016
Foreign currency (losses) gains	$(2,619)	$3,052	$(3,714)
The assets and liabilities of our U.K. subsidiary are translated into U.S. dollars at the current exchange rate at period end, with the resulting translation adjustments made directly to the "accumulated other comprehensive loss" component of shareholders' equity. Our Consolidated Statement of Earnings accounts are translated at the average rates during the period.
Shipping and Handling: All fees billed to the customer for shipping and handling are classified as a component of net sales. All costs associated with shipping and handling are classified as a component of cost of goods sold or operating expenses, depending on the nature of the underlying purchase.
Sales Taxes: When applicable, we classify sales taxes on a net basis in our consolidated financial statements.
Subsequent Events: We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements are issued.
On February 7, 2019, the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 million and no set expiration date. This new program replaces the previous program that was approved in April 2015.
On February 12, 2019, CTS entered into an amended and restated five-year Credit Agreement with a group of banks (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of $300 million, which may be increased by $150 million at the request of the Company, subject to the administrative agent’s approval. This new unsecured credit facility replaces the prior $300 million unsecured credit facility, which would have expired August 10, 2020. Borrowings of $50 million under the prior credit agreement were refinanced into the Credit Agreement and the prior agreement was terminated as of February 12, 2019.
Changes in Accounting Principles: Beginning in January 2018, CTS adopted the provisions of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" under the modified retrospective method, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption. This approach was applied to contracts not completed as of December 31, 2017. At date of adoption, there was no significant change to our past revenue recognition practices and therefore no adjustment to the opening balance of retained earnings was required.

Beginning in April 2018, CTS elected to adopt the provisions of ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities" under the modified retrospective method, which may require a cumulative effect adjustment to the opening balance of retained earnings. Prior to adoption, the company measured hedge effectiveness for all cash flow hedges quarterly and recognized any ineffectiveness in earnings in the current period. Upon adoption the company elected to review hedge effectiveness qualitatively as described further in Note 13 - Derivatives. At the date of adoption there was no significant hedge ineffectiveness recorded in earnings for hedged assets existing as of January 1, 2018, and therefore no adjustment to the opening balance of retained earnings was required.

In 2018, CTS adopted the provision of ASU No. 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This ASU allows for the reclassification from Accumulated Other Comprehensive Income ("AOCI") to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted in December 2017. The total impact due to adoption of this standard was an increase in retained earnings of $17,433.

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

40 CTS CORPORATION

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
Recently Issued Accounting Pronouncements
ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General"

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General." This ASU modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs; while other disclosures have been added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and for interim periods therein with early adoption permitted. Adoption on a retrospective basis for all periods presented is required. This ASU will impact our financial statement disclosures but will not have an impact on our consolidated financial position, results of operations, or cash flows.
ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement"
In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement". This ASU modified the disclosures related to recurring and nonrecurring fair value measurements. Disclosures related to the transfer of assets between Level 1 and Level 2 hierarchies have been eliminated and various additional disclosures related to Level 3 fair value measurements have been added, modified or removed. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted upon issuance of the standard for modified or removed disclosures, with a delay in adoption for the additional required disclosures until their effective date. This ASU is not expected to have a significant impact on our financial statement disclosures.
ASU No. 2016-16 "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory"
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory". This ASU is meant to improve the accounting for the income tax effect of intra-entity transfers of assets other than inventory. Currently, U.S. GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers until the asset is sold to a third party. This ASU will now require companies to recognize the income tax effect of an intra-entity asset transfer (other than inventory) when the transaction occurs. This ASU is effective for public companies in fiscal years beginning after December 15, 2019 and interim periods within those annual reporting periods. Early adoption is permitted and is to be applied on a modified retrospective bases through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This guidance is not expected to have a material impact on our consolidated financial statements.
ASU No. 2016-02 "Leases (Topic 842)"
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which requires companies to record almost all leases on the balance sheet as a lease liability with a corresponding right of use asset. The lease liability is based on the present value of minimum lease payments discounted using our secured incremental borrowing rate at the date of adoption. Existing deferred rent liability balances, resulting from historical straight-lining of operating leases, will be reclassified upon adoption to reduce the measurement of the lease assets, causing a difference between the lease liability and asset.
The majority of our leases are operating leases where expense will be recognized in the consolidated statement of income in a manner similar to current accounting guidance. Accounting for finance leases requires amortization of the right-of-use asset and an interest expense component, similar to the prior account for capital leases. Lessor accounting under the new standard is substantially unchanged.
We will adopt the new standard effective January 1, 2019, and intend to elect the optional transition method that allows us to recognize a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption, if necessary, without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have also elected the practical expedient to not separate lease and non-lease

CTS CORPORATION 41

components for the majority of our leases and the election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet.
We have assessed the impact of the new standard and have concluded it will not have a material effect on our results from operations or cash flows. However it will materially impact our financial position by increasing lease assets and liabilities. We have estimated our lease liability to be in the range of $24-$28 million and expect our lease asset to be lower than the lease liability by approximately $3 million as a result of our existing deferred rent liability balances. We do not expect any adjustment to the opening balance of retained earnings. We will include the impact of the new standard and the additional required disclosures beginning with our Form 10-Q for the first quarter of 2019.
NOTE 2 – Revenue Recognition

The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle:

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of December 31, 2018, contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	December 31,	December 31,
	2018	2017
Contract Assets
Prepaid rebates included in Other current assets	$65	$52
Prepaid rebates included in Other assets	999	465
Total Contract Assets	$1,064	$517

Contract Liabilities
Customer discounts and price concessions included in Accrued liabilities	$(1,656)	$(1,133)
Customer rights of return included in Accrued liabilities	(325)	(462)
Total Contract Liabilities	$(1,981)	$(1,595)

During the three and twelve months ended December 31, 2018, we recognized a decrease of revenues of $46 and an increase of $22, respectively, that were included in contract liabilities at the beginning of the period.

42 CTS CORPORATION

The increase in contract liabilities as of December 31, 2018 is primarily due to net increases in estimated future discounts and price concessions, offset by net settlements of products sold with rights of return.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three Months Ended		Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Transportation	$76,729	$71,566	$300,124	$275,251
Industrial	21,164	19,537	86,968	74,605
Medical	11,370	10,474	40,663	35,264
Aerospace & Defense	6,504	4,978	23,323	18,813
Telecom & IT	4,306	4,355	19,405	19,060
Total	$120,073	$110,910	$470,483	$422,993

NOTE 3 — Accounts Receivable
The components of accounts receivable are as follows:

	As of December 31,
	2018	2017
Accounts receivable, gross	$79,902	$70,941
Less: Allowance for doubtful accounts	(384)	(357)
Accounts receivable, net	$79,518	$70,584
NOTE 4 — Inventories
Inventories consist of the following:

	As of December 31,
	2018	2017
Finished goods	$10,995	$9,203
Work-in-process	12,129	12,065
Raw materials	25,746	21,150
Less: Inventory reserves	(5,384)	(5,822)
Inventories, net	$43,486	$36,596

43 CTS CORPORATION

NOTE 5 — Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	As of December 31,
	2018	2017
Land	$1,136	$1,130
Buildings and improvements	70,522	64,201
Machinery and equipment	231,619	223,650
Less: Accumulated depreciation	(203,876)	(200,734)
Property, plant and equipment, net	$99,401	$88,247
Depreciation expense recorded in the Consolidated Statements of Earnings includes the following:

	For the Years Ended
	2018	2017	2016
Depreciation expense	$15,697	$14,071	$13,177
NOTE 6 — Retirement Plans
We have a number of noncontributory defined benefit pension plans ("pension plans") covering approximately 1% of our active employees. Pension plans covering salaried employees provide pension benefits that are based on the employees´ years of service and compensation prior to retirement. Pension plans covering hourly employees generally provide benefits of stated amounts for each year of service.
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
The measurement dates for the pension plans for our U.S. and non-U.S. locations were December 31, 2018, and 2017.
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

44 CTS CORPORATION

The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the pension plans for U.S. and non-U.S. locations at the measurement dates.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2018	2017	2018	2017
Accumulated benefit obligation	$205,319	$228,934	$1,936	$2,535
Change in projected benefit obligation:
Projected benefit obligation at January 1	$228,934	$247,276	$3,140	$2,866
Service cost	—	—	43	48
Interest cost	7,123	8,273	42	34
Benefits paid	(14,781)	(39,177)	(669)	(210)
Actuarial (gain) loss	(15,957)	12,562	287	164
Foreign exchange impact	—	—	(87)	238
Projected benefit obligation at December 31	$205,319	$228,934	$2,756	$3,140
Change in plan assets:
Assets at fair value at January 1	$284,762	$292,044	$1,777	$1,523
Actual return on assets	(11,757)	31,559	67	17
Company contributions	103	336	300	319
Benefits paid	(14,781)	(39,177)	(669)	(210)
Foreign exchange impact	—	—	(50)	128
Assets at fair value at December 31	$258,327	$284,762	$1,425	$1,777
Funded status (plan assets less projected benefit obligations)	$53,008	$55,828	$(1,331)	$(1,363)
The measurement dates for the post-retirement life insurance plan were December 31, 2018, and 2017. The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the post-retirement life insurance plan at those measurement dates.

	Post-Retirement Life Insurance Plan
	2018	2017
Accumulated benefit obligation	$4,595	$5,134
Change in projected benefit obligation:
Projected benefit obligation at January 1	$5,134	$4,952
Service cost	2	2
Interest cost	156	161
Benefits paid	(157)	(165)
Actuarial loss	(540)	184
Projected benefit obligation at December 31	$4,595	$5,134
Change in plan assets:
Assets at fair value at January 1	$—	$—
Actual return on assets	—	—
Company contributions	157	165
Benefits paid	(157)	(165)
Other	—	—
Assets at fair value at December 31	$—	$—
Funded status (plan assets less projected benefit obligations)	$(4,595)	$(5,134)
The components of the prepaid (accrued) cost of the domestic and foreign pension plans are classified in the following lines in the Consolidated Balance Sheets at December 31:

	U.S.Pension Plans		Non-U.S. Pension Plans
	2018	2017	2018	2017
Prepaid pension asset	$54,100	$57,050	$—	$—
Accrued expenses and other liabilities	(100)	(100)	—	—
Long-term pension obligations	(992)	(1,122)	(1,331)	(1,363)
Net prepaid (accrued) cost	$53,008	$55,828	$(1,331)	$(1,363)

CTS CORPORATION 45

The components of the accrued cost of the post-retirement life insurance plan are classified in the following lines in the Consolidated Balance Sheets at December 31:

	Post-Retirement Life Insurance Plan
	2018	2017
Accrued expenses and other liabilities	$(407)	$(418)
Long-term pension obligations	(4,188)	(4,716)
Total accrued cost	$(4,595)	$(5,134)
We have also recorded the following amounts to accumulated other comprehensive loss for the U.S. and non-U.S. pension plans, net of tax:

	U.S.Pension Plans	Non-U.S. Pension Plans
	Unrecognized Loss	Unrecognized Loss
Balance at January 1, 2017	$89,763	$1,743
Amortization of retirement benefits, net of tax	(3,685)	10
Settlements	(8,585)	—
Net actuarial (loss) gain	(1,753)	2
Foreign exchange impact	—	143
Balance at January 1, 2018	$75,740	$1,898
Amortization of retirement benefits, net of tax	(4,538)	(126)
Settlements	19,083	—
Net actuarial (loss) gain	(12,351)	196
Foreign exchange impact	—	(52)
Tax impact due to implementation of ASU 2018-02	17,560	—
Balance at December 31, 2018	$95,494	$1,916
We have recorded the following amounts to accumulated other comprehensive loss for the post-retirement life insurance plan, net of tax:

Unrecognized Gain
Balance at January 1, 2017	$(560)
Amortization of retirement benefits, net of tax	64
Net actuarial gain	117
Balance at January 1, 2018	$(379)
Amortization of retirement benefits, net of tax	36
Net actuarial loss	(418)
Tax impact due to implementation of ASU No. 2018-02	(88)
Balance at December 31, 2018	$(849)

The accumulated actuarial gains and losses and prior service costs and credits included in other comprehensive income are amortized in the following manner:

The component of unamortized net gains or losses related to our qualified pension plans is amortized based on the expected future life expectancy of the plan participants (estimated to be approximately 17 years at December 31, 2018), because substantially all of the participants in those plans are inactive.  The component of unamortized net gains or losses related to our post-retirement life insurance plan is amortized based on the estimated remaining future service period of the plan participants (estimated to be approximately 4 years at December 31, 2018).   The Company uses a market-related approach to value plan assets, reflecting changes in the fair value of plan assets over a five-year period.  The variance resulting from the difference between the expected and actual return on plan assets is included in the amortization calculation upon reflection in the market-related value of plan assets.
In 2019, we expect to recognize approximately $5,270 and $0 of pre-tax losses included in accumulated other comprehensive loss related to our pension plans and post-retirement life insurance plan, respectively.

46 CTS CORPORATION

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those Pension Plans with accumulated benefit obligation in excess of fair value of plan assets is shown below:

	As of December 31,
	2018	2017
Projected benefit obligation	$3,848	$4,361
Accumulated benefit obligation	$3,028	$3,757
Fair value of plan assets	$1,426	$1,776
Net pension expense (income) includes the following components:

	Years Ended December 31,			Years Ended December 31,
	U.S. Pension Plans			Non-U.S. Pension Plans
	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$87	$43	$48	$51
Interest cost	7,123	8,273	11,024	42	34	46
Expected return on plan assets(1)	(12,898)	(16,243)	(18,976)	(25)	(20)	(26)
Amortization of unrecognized loss	5,863	5,785	5,994	162	155	140
Settlement loss	—	13,476	—	—	—	—
Net expense (income)	$88	$11,291	$(1,871)	$222	$217	$211
Weighted-average actuarial assumptions(2)
Benefit obligation assumptions:
Discount rate	4.30%	3.63%	4.16%	1.13%	1.38%	1.13%
Rate of compensation increase	0.00%	0.00%	0.00%	3.00%	2.00%	2.00%
Pension income/expense assumptions:
Discount rate	3.63%	4.16%	4.43%	1.38%	1.13%	1.63%
Expected return on plan assets(1)	4.72%	5.61%	6.63%	1.38%	1.13%	1.63%
Rate of compensation increase	0.00%	0.00%	0.00%	2.00%	2.00%	2.00%

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

(2)	During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.
Net post-retirement expense includes the following components:

	Post-Retirement Life Insurance Plan
	Years Ended December 31,
	2018	2017	2016
Service cost	$2	$2	$3
Interest cost	156	161	207
Amortization of unrecognized gain	(46)	(101)	(149)
Net expense	$112	$62	$61
Weighted-average actuarial assumptions (1)
Benefit obligation assumptions:
Discount rate	4.26%	3.59%	4.10%
Rate of compensation increase	0%	0%	0%
Pension income/post-retirement expense assumptions:
Discount rate	3.59%	4.10%	4.43%
Rate of compensation increase	0%	0%	0%

(1)	During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.
The discount rate utilized to estimate our pension and post-retirement obligations is based on market conditions at December 31, 2018, and is determined using a model consisting of high quality bond portfolios that match cash flows of the plans' projected benefit payments based on the plan participants' service to date and their expected future compensation. Use of the rate produced

CTS CORPORATION 47

by this model generates a projected benefit obligation that equals the current market value of a portfolio of high quality bonds whose maturity dates match the timing and amount of expected future benefit payments.
The discount rate used to determine 2018 pension and post-retirement expense is based on market conditions at December 31, 2017, and is the interest rate used to estimate interest incurred on the outstanding projected benefit obligations during the period.
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
Our pension plan asset allocation at December 31, 2018, and 2017, and target allocation for 2019 by asset category are as follows:

	Target Allocations	Percentage of Plan Assets at December 31,
Asset Category	2019	2018	2017
Equity securities	13%	12%	11%
Debt securities	83%	84%	82%
Other	4%	4%	7%
Total	100%	100%	100%

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
The following table summarizes the fair values of our pension plan assets:

	As of December 31,
	2018	2017
Equity securities - U.S. holdings(1)	$20,469	$19,487
Equity securities - non-U.S. holdings(1)	—	1,131
Equity funds - U.S. holdings(1) (8)	54	1,314
Bond funds - government(5) (8)	19,146	3,126
Bond funds - other(6) (8)	202,393	231,710
Real estate(7) (8)	2,652	1,235
Cash and cash equivalents(2)	5,866	11,145
Partnerships(4)	9,172	10,787
International hedge funds(3)	—	6,604
Total fair value of plan assets	$259,752	$286,539

48 CTS CORPORATION

The fair values at December 31, 2018, are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Leveled	Total
Equity securities - U.S. holdings(1)	$20,469	$—	$—	$—	$20,469
Equity funds - U.S. holdings(1) (8)	—	—	—	54	54
Bond funds - government(5)	—	—	—	19,146	19,146
Bond funds - other(6) (8)	—	—	—	202,393	202,393
Real estate(7) (8)	—	—	—	2,652	2,652
Cash and cash equivalents(2)	5,866	—	—	—	5,866
Partnerships(4)	—	—	9,172	—	9,172
Total	$26,335	$—	$9,172	$224,245	$259,752
The fair values at December 31, 2017, are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Leveled	Total
Equity securities - U.S. holdings(1)	$19,487	$—	$—	$—	$19,487
Equity securities - non-U.S. holdings(1)	1,131	—	—	—	1,131
Equity funds - U.S.holdings(1) (8)	—	—	—	1,314	1,314
Bond funds - government(5) (8)	—	—	—	3,126	3,126
Bond funds - other(6) (8)	—	—	—	231,710	231,710
Real estate(7) (8)	—	—	—	1,235	1,235
Cash and cash equivalents(2)	11,145	—	—	—	11,145
Partnerships(4)	—	—	10,787	—	10,787
International hedge funds(3) (8)	—	—	—	6,604	6,604
Total	$31,763	$—	$10,787	$243,989	$286,539

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

(3)
This fund allocates its capital across several direct hedge fund organizations. This fund invests with hedge funds that employ "non-directional" strategies. These strategies do not require the direction of the markets to generate returns. The majority of these hedge funds generate returns by the occurrence of key events such as bankruptcies, mergers, spin-offs, etc. Investments can be redeemed at the share Net Asset Value ("NAV") as of the last business day of each calendar quarter with at least a sixty-five day prior written notice to the administrator.

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

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable.

CTS CORPORATION 49

The table below reconciles the Level 3 partnership assets within the fair value hierarchy:

Amount
Fair value of Level 3 partnership assets at January 1, 2017	$12,862
Capital contributions	343
Realized and unrealized gain	2,107
Capital distributions	(4,525)
Fair value of Level 3 partnership assets at December 31, 2017	10,787
Capital contributions	78
Realized and unrealized gain	1,154
Capital distributions	(2,847)
Fair value of Level 3 partnership assets at December 31, 2018	$9,172
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
We expect to make $100 of contributions to the U.S. plans and $271 of contributions to the non-U.S. plans during 2019.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Pension Plans	Non-U.S. Pension Plans	Post-Retirement Life Insurance Plan
2019	$15,537	$52	$407
2020	15,519	57	393
2021	15,409	66	379
2022	15,226	91	365
2023	14,988	82	351
2024-2027	70,462	658	1,551
Total	$147,141	$1,006	$3,446
Defined Contribution Plans
We sponsor a 401(k) plan that covers substantially all of our U.S. employees. Contributions and costs are generally determined as a percentage of the covered employee's annual salary.
Expenses related to defined contribution plans include the following:

	Years Ended December 31,
	2018	2017	2016
401(k) and other plan expense	$3,256	$3,141	$2,841

50 CTS CORPORATION

NOTE 7 — Goodwill and Other Intangible Assets
We evaluate finite-lived intangible assets for impairment if indicators of impairment exist. No indicators were identified for the years ended December 31, 2018, or December 31, 2017.
Other intangible assets consist of the following:

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Amortization Period (in years)
Other intangible assets:
Customer lists / relationships	$64,323	$(37,088)	$27,235	9.6
Technology and other intangibles	44,460	(13,715)	30,745	10.1
In process research and development	2,200	—	2,200	—
Other intangible assets, net	$110,983	$(50,803)	$60,180	9.8
Amortization expense for the year ended December 31, 2018		$6,817

Amortization expense remaining for other intangible assets is as follows:

Amortization expense
2019	$6,754
2020	6,624
2021	6,467
2022	6,230
2023	4,225
Thereafter	29,880
Total future amortization expense	$60,180

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$64,323	$(33,685)	$30,638
Patents	10,319	(10,319)	—
Technology and other intangibles	44,460	(10,355)	34,105
In process research and development	2,200	—	2,200
Other intangible assets, net	$121,302	$(54,359)	$66,943
Amortization expense for the year ended December 31, 2017		$6,603
Amortization expense for the year ended December 31, 2016		$5,815
In 2018, a goodwill impairment test was performed by management with the assistance of a third-party valuation firm. As of December 31, 2018, it was concluded that the fair value of each of our reporting units exceeded their carrying values, and accordingly, no goodwill impairment was required.
Changes in the net carrying value amount of goodwill were as follows:

Total
Goodwill as of December 31, 2016	$61,744
Increase from acquisitions	9,313
Goodwill as of December 31, 2017	71,057
Increase from acquisition	—
Goodwill as of December 31, 2018	$71,057

CTS CORPORATION 51

NOTE 8 — Costs Associated with Exit and Restructuring Activities
Restructuring and impairment charges are reported as a separate line within operating earnings in the Consolidated Statements of Earnings. Total restructuring and impairment charges were:

	Years Ended December 31,
	2018	2017	2016
Restructuring and impairment charges	5,062	4,139	3,048
In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart, IN facility and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes will also occur in various other locations. In 2017, we amended this plan to include costs related to the relocation of our corporate headquarters and Bolingbrook, Illinois manufacturing operations. The cost of the plan, which is expected to be completed in mid 2019, is estimated to be approximately $13,400 and impacts approximately 230 employees. Additional costs related to line movements, equipment charges, and other costs will be expensed as incurred. The total restructuring liability related to the June 2016 Plan was $668 at December 31, 2018.

The following table displays the planned restructuring and impairment charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through December 31, 2018:

June 2016 Plan	Planned Costs	Actual costs incurred through December 31, 2018
Workforce reduction	$3,075	$2,975
Building and equipment relocation	9,025	7,807
Other charges	1,300	964
Restructuring and impairment charges	$13,400	$11,746

During the years ended December 31, 2018 and 2017, total restructuring and impairment charges for the June 2016 Plan were as follows:

	Years Ended December 31,
	2018	2017	2016
Restructuring and impairment charges	$4,559	$4,139	$3,048
During April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint ("April 2014 Plan"). These restructuring actions, which were substantially completed during 2015, resulted in the elimination of approximately 120 positions.
The following table displays the planned restructuring and restructuring-related charges associated with the April 2014 Plan, as well as a summary of the actual costs incurred through December 31, 2018:

April 2014 Plan	Planned Costs	Actual costs incurred through December 31, 2018
Inventory write-down	$850	$—
Equipment relocation	1,800	444
Other charges	1,400	113
Restructuring-related charges, included in cost of goods sold	4,050	557
Workforce reduction	4,200	4,423
Other charges, including pension termination costs	1,700	3,916
Restructuring and impairment charges	5,900	8,339
Total restructuring, impairment and restructuring-related charges	$9,950	$8,896
Restructuring charges under the April 2014 Plan were $503, $0, and $4,923 during the years ended December 31, 2018, 2017, and 2016, respectively. The total restructuring liability related to the April 2014 Plan was $918 at December 31, 2018.

52 CTS CORPORATION

The following table displays the restructuring liability activity for the year ended December 31, 2018:

April 2014 Plan and June 2016 Plan	Restructuring Liability
Restructuring liability at January 1, 2018	$1,913
Restructuring charges	5,062
Cost paid	(5,465)
Other activities (1)	76
Restructuring liability at December 31, 2018	$1,586
(1) Other activities includes currency translation adjustments not recorded through restructuring expense.
The total liability of $1,586 is included in Accrued expenses and other liabilities at December 31, 2018.
NOTE 9 — Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities are as follows:

	As of December 31,
	2018	2017
Accrued product-related costs	$4,377	$5,297
Accrued income taxes	6,914	5,475
Accrued property and other taxes	1,976	997
Accrued professional fees	3,350	2,228
Contract liabilities	1,981	1,595
Dividends payable	1,310	1,318
Remediation reserves	11,274	17,067
Other accrued liabilities	6,165	7,367
Total accrued expenses and other liabilities	$37,347	$41,344

NOTE 10 — Contingencies
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
A roll-forward of remediation reserves on the balance sheet is comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$17,067	$18,176	$20,603
Remediation expense	1,182	307	556
Remediation payments	(6,967)	(1,416)	(2,983)
Other activity (1)	(8)	—	—
Balance at end of the period	$11,274	$17,067	$18,176
(1) Other activity includes currency translation adjustments not recorded through remediation expense

CTS CORPORATION 53

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

NOTE 11 — Leases
Minimum future obligations under all non-cancelable operating leases as of December 31, 2018, are as follows:

Operating Leases
2019	$3,859
2020	3,622
2021	2,587
2022	2,411
2023	2,464
Thereafter	16,086
Total minimum lease obligations	$31,029
Rent expense for operating leases charged to operations was as follows:

	Years Ended December 31,
	2018	2017	2016
Rent expense	$5,726	$4,762	$5,694
Operating leases include a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales and administrative offices. Lease expirations range from 2018 to 2033 with breaking periods specified in the lease agreements. Sublease income was $455 in 2018. Future sublease income is $444 in 2019, $423 in 2020, and $846 thereafter. Some of our operating leases include renewal options and escalation clauses.
NOTE 12 — Debt
Long-term debt was comprised of the following:

	As of December 31
	2018	2017
Total credit facility	$300,000	$300,000
Balance outstanding	$50,000	$76,300
Standby letters of credit	$1,940	$2,065
Amount available	$248,060	$221,635
Weighted-average interest rate	3.10%	2.30%
Commitment fee percentage per annum	0.20%	0.25%
Our revolving credit facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the revolving credit facility. We were in compliance with all debt covenants as of December 31, 2018. The revolving credit facility requires us to deliver quarterly financial statements, annual financial statements, auditors certifications and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the revolving credit facility contains restrictions limiting our ability to dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the revolving credit facility fluctuate based upon the London Interbank Offered Rate and the Company's quarterly total leverage ratio. We pay a commitment fee on the undrawn portion of the revolving credit facility. The commitment fee varies based on the quarterly leverage ratio.

54 CTS CORPORATION

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $185 in 2018 and 2017, and $163 in 2016, and was recognized as interest expense.
We use interest rate swaps to convert the revolving credit facility's variable rate of interest into a fixed rate on a portion of the debt as described more fully in Note 13 "Derivatives". These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive earnings.
Interest rate swaps activity recorded in other comprehensive earnings before tax included the following:

	Years Ended December 31,
	2018	2017	2016
Unrealized (loss) gain	$(394)	$(255)	$593
Realized gain reclassified to interest expense	$421	$37	$928

NOTE 13 — Derivatives
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
The effective portion of derivative gains and losses are recorded in accumulated other comprehensive (loss) income until the hedged transaction affects earnings upon settlement, at which time they are reclassified to interest expense, cost of goods sold, or net sales. If it is probable that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive (loss) income to other income (expense).
On April 1, 2018, the company adopted the provisions of ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities". As a result, hedge effectiveness was reviewed qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Consolidated Statement of Earnings as a result of this qualitative analysis for the year ended December 31, 2018.
Foreign Currency Hedges
In January of 2016, we began using forward contracts to mitigate currency risk related to a portion of our forecasted foreign Euro denominated revenues and Mexican Peso denominated expenses. The currency forward contracts are designed as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value.
As of December 31, 2018, we were hedging a portion of our forecasted Peso expenses for the following twelve months. We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At December 31, 2018, we had a net unrealized loss of $371 in accumulated other comprehensive loss, of which $318 is expected to be reclassified to income within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $15,700 at December 31, 2018.
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
These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive income (loss). The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income (loss) that is expected to be reclassified into earnings within the next twelve months is approximately $576.

CTS CORPORATION 55

The location and fair values of derivative instruments designated as hedging instruments in the Consolidated Balance Sheets as of December 31, 2018, are shown in the following table:

	As of December 31,
	2018	2017
Foreign currency hedges reported in Accrued expenses and other liabilities	$—	$742
Foreign currency hedges reported in Other current assets	$393	$—
Interest rate swaps reported in Other current assets	$576	$278
Interest rate swaps reported in Other assets	$369	$693
The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were $423 foreign currency derivative assets and foreign currency derivative liabilities were $30.
The effect of derivative instruments on the Consolidated Statements of Earnings is as follows:

	Years Ended December 31,
	2018	2017	2016
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$383	$(488)	$(124)
Cost of goods sold	(6)	497	111
Selling, general and administrative	107	45	1
Total amounts reclassified from AOCI to earnings	484	54	(12)
Loss recognized in other expense for hedge ineffectiveness	—	(1)	(1)
Loss recognized in other expense for derivatives not designated as cash flow hedges	—	(15)	(5)
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$484	$38	$(18)

Interest Rate Swaps:
Interest Expense	$(421)	$(37)	$(928)
Total income (loss) on derivatives recognized in earnings	$63	$1	$(946)

NOTE 14 — Accumulated Other Comprehensive Loss
Shareholders' equity includes certain items classified as accumulated other comprehensive loss ("AOCI") in the Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert the revolving credit facility's variable rate of interest into a fixed rate and foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction is settled. Amounts reclassified to income from AOCI for hedges are included in interest expense, cost of sales, or net sales. Further information related to our interest rate swaps and foreign currency hedges is included in Note 13, "Derivatives".

•
Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to income from AOCI are included in net periodic pension expense. Further information related to our pension obligations is included in Note 6, "Retirement Plans".

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

56 CTS CORPORATION

In 2018, CTS adopted the provision of ASU No. 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This ASU allows for the reclassification from AOCI to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted in December 2017. The total impact due to adoption of this standard was an increase in retained earnings of $17,433.
The components of AOCI for 2018 are as follows:

	As of December 31, 2017	Gain (Loss) Recognized in OCI	Gain (Loss) reclassified from AOCI to income	Impact of ASU No. 2018-02	As of December 31, 2018
Changes in fair market value of hedges:
Gross	$289	$1,932	$(905)	$—	$1,316
Income tax (expense) benefit	(105)	(437)	205	39	(298)
Net	184	1,495	(700)	39	1,018
Changes in unrealized pension cost:
Gross	(130,096)	—	(2,358)	—	(132,454)
Income tax benefit (expense)	52,837	—	528	(17,472)	35,893
Net	(77,259)	—	(1,830)	(17,472)	(96,561)
Cumulative translation adjustment:
Gross	(1,985)	(306)	—	—	(2,291)
Income tax benefit (expense)	100	(5)	—	—	95
Net	(1,885)	(311)	—	—	(2,196)
Total accumulated other comprehensive (loss) income	$(78,960)	$1,184	$(2,530)	$(17,433)	$(97,739)
The components of AOCI for 2017 are as follows:

	As of December 31, 2016	(Loss) Gain recognized in OCI	Gain (Loss) reclassified from AOCI to income	As of December 31, 2017
Changes in fair market value of hedges:
Gross	$116	$264	$(91)	$289
Income tax (expense) benefit	(42)	(96)	33	(105)
Net	74	168	(58)	184
Changes in unrealized pension cost:
Gross	(151,618)	—	21,522	(130,096)
Income tax benefit (expense)	60,672	—	(7,835)	52,837
Net	(90,946)	—	13,687	(77,259)
Cumulative translation adjustment:
Gross	(2,414)	429	—	(1,985)
Income tax benefit	92	8	—	100
Net	(2,322)	437	—	(1,885)
Total accumulated other comprehensive (loss) income	$(93,194)	$605	$13,629	$(78,960)

CTS CORPORATION 57

NOTE 15 — Shareholders' Equity
Share count and par value data related to shareholders' equity are as follows:

	As of December 31,
	2018	2017
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,786,849	56,632,488
Shares outstanding	32,750,727	32,938,466
Treasury stock
Shares held	24,036,122	23,694,022
We use the cost method to account for our common stock purchases. During the year ended December 31, 2018 we purchased 342,100 shares for $9,440. During the year ended December 31, 2017, we did not purchase any shares of common stock under our board-authorized share repurchase program. Approximately $8,114 was available for future purchases under the previously authorized stock repurchase program that was approved by our Board of Directors in April 2015. As discussed in Note 1, the Board or Directors authorized a new stock repurchase program with a maximum dollar limit of $25 million that replaced the previous program.
A roll forward of common shares outstanding is as follows:

	As of December 31,
	2018	2017
Balance at beginning of the year	32,938,466	32,762,494
Repurchases	(342,100)	—
Restricted stock unit issuances	154,361	175,972
Balance at end of period	32,750,727	32,938,466

NOTE 16 — Stock-Based Compensation
At December 31, 2018, we had five stock-based compensation plans: the Non-Employee Directors' Stock Retirement Plan ("Directors' Plan"), the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan"), the 2009 Omnibus Equity and Performance Incentive Plan ("2009 Plan"), the 2014 Performance & Incentive Plan ("2014 Plan"), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.
These plans allow for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance units, and other stock awards subject to the terms of the specific plans under which the awards are granted.
The following table summarizes the compensation expense included in selling, general and administrative expenses in the Consolidated Statements of Earnings related to stock-based compensation plans:

	Years Ended December 31,
	2018	2017	2016
Service-Based RSUs	$2,036	$1,762	$1,997
Performance-Based RSUs	3,089	2,350	665
Cash-settled awards	131	72	76
Total	$5,256	$4,184	$2,738
Income tax benefit	1,188	1,573	1,029
Net	$4,068	$2,611	$1,709

58 CTS CORPORATION

The fair value of all equity awards that vested during the periods ended December 31, 2018, 2017, and 2016 were $5,805, $5,471, and $4,959, respectively. We recorded a tax deduction related to equity awards that vested during the year ended December 31, 2018, in the amount of $1,312.
The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized compensation expense at December 31, 2018	Weighted- average period
Service-Based RSUs	$1,598	1.21
Performance-Based RSUs	2,539	1.56
Total	$4,137	1.43
We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.
The following table summarizes the status of these plans as of December 31, 2018:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available to be granted	2,500,000	1,500,000	3,400,000	6,500,000	N/A

Performance stock options outstanding	—	275,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	25,200	722,035	92,600	35,952	5,522
Maximum potential awards outstanding	25,200	997,035	92,600	35,952	5,522
RSUs and cash settled awards vested and released	—	—	—	—	—
Awards available to be granted	2,474,800	—	—	—	—
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
There were no outstanding stock options at December 31, 2018, or 2017 other than the performance-based stock options described below.
Performance-Based Stock Options
During 2015 and 2016, the Compensation committee of the Board of Directors (the "Committee") granted a total of 350,000 performance-based stock options, of which 275,000 remain outstanding after forfeitures. The Performance-Based Option Awards have an exercise price of $18.37, a term of five years and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our four-fiscal-quarter trailing periods (as determined by the Committee) during the term. We have not recognized any expense on these Performance-Based Option Awards for the years ended December 31, 2018 and 2017, since the revenue target is not deemed likely to be attained based on our current forecast.
Service-Based Restricted Stock Units
Service-based RSUs entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. RSUs granted to non-employee directors vest one year after being granted. Upon vesting, the non-employee directors elect to either receive the stock associated with the RSU immediately, or defer receipt of the stock to a future date. The fair value of the RSUs is equivalent to the trading value of our common stock on the grant date.

CTS CORPORATION 59

A summary of RSUs for all Plans is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	399,347	$14.60
Granted	99,422	26.95
Released	(137,500)	14.68
Forfeited	(5,679)	22.07
Outstanding at December 31, 2018	355,590	$17.91	22.46	$9,206
Releasable at December 31, 2018	209,474	$13.76	33.63	$5,423

	Years Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value	$26.95	$24.32	$15.07
Intrinsic value of RSUs released	$4,015	$4,485	$1,520
A summary of nonvested RSUs is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	139,536	$18.56
Granted	99,422	26.95
Vested	(87,163)	19.05
Forfeited	(5,679)	22.07
Nonvested at December 31, 2018	146,116	$23.84

Performance-Based Restricted Stock Units
We grant performance-based restricted stock unit awards ("PSUs") to certain executives and key employees. Units are usually awarded in the range from zero percent to 200% of a targeted number of shares. The award rate for the 2016-2018, 2017-2019, and 2018-2020 PSUs is dependent upon our achievement of sales growth targets, cash flow targets, and relative total shareholder return ("RTSR") using a matrix based on the percentile ranking of our stock price performance compared to a peer group over a three-year period. These awards are weighted 35% for achievement of the sales growth metric, 30% for achievement of the cash flow metric, and 35% for achievement of the RTSR metric. Other PSUs are granted from time to time based on other performance criteria.
A summary of PSUs for all Plans is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	271,305	$18.77
Granted	72,043	28.75
Released	(72,456)	18.66
Forfeited	(21,700)	17.66
Added by performance factor	18,600	17.66
Outstanding at December 31, 2018	267,792	$21.44	1.14	$6,933
Releasable at December 31, 2018	—	$—	—	$—

60 CTS CORPORATION

The following table summarizes each grant of performance awards outstanding at December 31, 2018:

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2016-2018 Performance RSUs	February 16, 2016	2018	35% RTSR, 35% sales growth, 30% cash flow	92,840	185,680
Single Crystal Performance RSUs	March 31, 2016	2018	Various	4,000	8,000
2017-2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% cash flow	71,796	143,592
2017-2019 Performance RSUs	February 9, 2017	2020	Operating Income	27,113	27,113
2018-2020 Performance RSUs	February 8, 2018	2021	35% RTSR, 35% sales growth, 30% cash flow	40,223	80,446
2018- 2020 Performance RSUs	February 16, 2018	2021	35% RTSR, 35% sales growth, 30% cash flow	31,820	63,640
Total				267,792	508,471
Cash-Settled Restricted Stock Units
Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At December 31, 2018, and 2017, we had 17,248 and 14,082 cash-settled RSUs outstanding, respectively. At December 31, 2018, and 2017, liabilities of $300 and $241, respectively were included in Accrued expenses and other liabilities on our Consolidated Balance Sheets.
NOTE 17 — Fair Value Measurements
The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018 and the (gain) loss recorded during the year ended December 31, 2018:

	Asset Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss (gain) for Year Ended December 31, 2018
Interest rate swap	$945	$—	$945	$—	$421
Foreign currency hedges	$393	$—	$393	$—	$(484)
The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017 and the (gain) loss recorded during the year ended December 31, 2017:

	Asset (Liability) Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss (gain) for Year Ended December 31, 2017
Interest rate swap	$971	$—	$971	$—	$37
Foreign currency hedges	$(742)	$—	$(742)	$—	$(38)
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

CTS CORPORATION 61

The table below provides a reconciliation of the recurring financial assets and liabilities related to interest rate swaps and foreign currency hedges:

	Interest Rate Swaps	Foreign Currency Hedges
Balance at January 1, 2017	$753	$(601)
Cash settlements paid (received)	37	(132)
Total gains (losses) for the period:
Included in earnings	(37)	38
Included in other comprehensive earnings	218	(47)
Balance at January 1, 2018	$971	$(742)
Cash settlements paid (received)	421	(402)
Total gains (losses) for the period:
Included in earnings	(421)	484
Included in other comprehensive earnings	(26)	1,053
Balance at December 31, 2018	$945	$393
Our long-term debt consists of a revolving credit facility which is recorded at its carrying value. There is a readily determinable market for our revolving credit debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our credit facility.
NOTE 18 — Income Taxes
Earnings before income taxes consist of the following:

	Years Ended December 31,
	2018	2017	2016
U.S.	$30,815	$9,315	$25,746
Non-U.S.	27,288	30,938	31,499
Total	$58,103	$40,253	$57,245
Significant components of income tax provision/(benefit) are as follows:

	Years Ended December 31,
	2018	2017	2016
Current:
U.S.	$(397)	$1,635	$(1,312)
Non-U.S.	12,538	7,150	13,729
Total Current	12,141	8,785	12,417
Deferred:
U.S.	(330)	17,597	13,245
Non-U.S.	(240)	(577)	(2,797)
Total Deferred	(570)	17,020	10,448
Total provision for income taxes	$11,571	$25,805	$22,865

62 CTS CORPORATION

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
Post-retirement benefits	$1,061	$1,160
Inventory reserves	1,236	1,128
Loss carry-forwards	4,647	5,401
Credit carry-forwards	16,909	10,793
Nondeductible accruals	5,685	7,062
Research expenditures	16,847	20,002
Stock compensation	2,142	1,803
Foreign exchange loss	2,245	1,373
Other	207	220
Gross deferred tax assets	50,979	48,942
Depreciation and amortization	11,500	9,819
Pensions	11,736	12,387
Subsidiaries' unremitted earnings	1,258	1,662
Gross deferred tax liabilities	24,494	23,868
Net deferred tax assets	26,485	25,074
Deferred tax asset valuation allowance	(8,274)	(8,182)
Total net deferred tax assets	$18,211	$16,892
The long-term deferred tax assets and long-term deferred tax liabilities are as follows below:

	As of December 31,
	2018	2017
Non-current deferred tax assets	$22,201	$20,694
Non-current deferred tax liabilities	$(3,990)	$(3,802)
Total net deferred tax assets	$18,211	$16,892
At each reporting date, we weigh all available positive and negative evidence to assess whether it is more-likely-than-not that the Company's deferred tax assets, including deferred tax assets associated with accumulated loss carryforwards and tax credits in the various jurisdictions in which it operates, will be realized. As of December 31, 2018, and 2017, we recorded deferred tax assets related to certain U.S. state and non-U.S. income tax loss carryforwards of $4,647 and $5,401, respectively, and U.S. and non-U.S. tax credits of $16,909 and $10,793, respectively. The deferred tax assets expire in various years primarily between 2021 and 2038.
Generally, we assess if it is more-likely-than-not that our net deferred tax assets will be realized during the available carry-forward periods. As a result, we have determined that valuation allowances of $8,274 and $8,182 should be provided for certain deferred tax assets at December 31, 2018, and 2017, respectively. As of December 31, 2018, the valuation allowances relate to certain U.S. state and non-U.S. loss carry-forwards and certain U.S. state tax credits that management does not anticipate will be utilized.
No valuation allowance was recorded in 2018 against the U.S. federal foreign tax credit carryforwards of $7,316, which expire in varying amounts between 2023 and 2025 as well as the research and development tax credits of $6,516, which expire in varying amounts between 2021 and 2038. We assessed the anticipated realization of those tax credits utilizing future taxable income projections. Based on those projections, management believes it is more-likely-than-not that we will realize the benefits of these credit carryforwards.

CTS CORPORATION 63

The following table reconciles taxes at the U.S. federal statutory rate to the effective income tax rate:

	Years Ended December 31,
	2018	2017	2016
Taxes at the U.S. statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2%	1.1%	1.4%
Non-U.S. income taxed at rates different than the U.S. statutory rate	0.8%	(9.0)%	(7.5)%
Foreign source income, net of associated foreign tax credits	4.1%	0.1%	5.3%
Benefit of tax credits	(0.9)%	(1.4)%	(1.0)%
Non-deductible expenses	1.3%	1.5%	0.7%
Stock compensation - excess tax benefits	(0.9)%	(1.5)%	(0.8)%
Adjustment to valuation allowances	(0.6)%	(4.4)%	3.8%
Other changes in tax laws and rates	(6.1)%	—%	—%
Change in unrecognized tax benefits	(1.7)%	2.0%	3.3%
Impacts of unremitted foreign earnings	1.1%	0.9%	0.6%
Impacts related to the 2017 Tax Cuts and Jobs Act	(0.6)%	44.7%	—%
Other	1.2%	(4.9)%	(0.9)%
Effective income tax rate	19.9%	64.1%	39.9%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We recognized a provisional amount of $18,001 as an additional income tax expense in the fourth quarter of 2017. This amount included $11,734 related to the mandatory deemed one-time transition tax and $6,267 related to the remeasurement of certain deferred tax assets and liabilities.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The remeasurement period for SAB 118 ended on December 22, 2018, and upon completion of our analysis we determined the final impact of the Tax Act resulted in an additional tax benefit of $348 during the fourth quarter of 2018. This amount included a $589 tax benefit related to the one-time transition tax and $241 tax expense related to the remeasurement of certain deferred tax assets and liabilities.
Generally, outside of Canada and the United Kingdom, it has been our historical practice to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. As previously noted, the Tax Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporation be subjected to a one-time mandatory deemed repatriation tax. The transition tax substantially eliminated the basis differences that existed prior to the Tax Act. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. We completed the evaluation of our indefinite reinvestment assertion as a result of the Tax Act during the fourth quarter of 2018 and decided not to reinvest the current year earnings of our primary operations, except for in the Czech Republic, Denmark, India, Mexico and Taiwan. We intend to continue to indefinitely reinvest the earnings in these non-U.S. subsidiaries.
The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. We elected to recognize the tax on GILTI as an expense in the period the tax is incurred. We have not provided deferred taxes related to temporary differences that upon their reversal will impact the amount of income subject to GILTI in the period.
We recognize the financial statement benefit of a tax position when it is more-likely-than-not, based on its technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2018, we have approximately $6,203 of unrecognized tax benefits, which if recognized, would impact the effective tax rate. We do not anticipate any significant changes in our unrecognized tax benefits within the next 12 months.

64 CTS CORPORATION

A reconciliation of the beginning and ending unrecognized tax benefits is provided below:

	2018	2017
Balance at January 1	$7,306	$12,347
Increase related to current year tax positions	55	—
(Decrease) increase related to prior year tax positions	(36)	1,290
Decrease related to lapse in statute of limitation	(1,076)	—
Decrease related to settlements with taxing authorities	(46)	(6,331)
Balance at December 31	$6,203	$7,306
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018, and 2017, $2,515 and $2,596, respectively, of interest and penalties were accrued.
We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2015 through 2017; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2010 through 2017 based on local statutes.
NOTE 19 - Business Acquisitions

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

CTS CORPORATION 65

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

66 CTS CORPORATION

NOTE 20 — Geographic Data
Financial information relating to our operations by geographic area were as follows:

Net Sales	Years Ended December 31,
	2018	2017	2016
United States	$313,489	$287,092	$276,033
Singapore	6,724	5,596	6,668
Taiwan	20,802	18,586	17,121
China	79,380	66,510	59,506
Czech Republic	36,528	34,476	34,767
Other non-U.S.	13,560	10,733	2,584
Consolidated net sales	$470,483	$422,993	$396,679
Sales are attributed to countries based upon the origin of the sale.

Long-Lived Assets	Years Ended December 31,
	2018	2017
United States	$53,950	$44,010
China	32,973	32,464
Taiwan	3,752	3,540
Czech Republic	5,976	5,518
Other non-U.S	2,750	2,715
Consolidated long-lived assets	$99,401	$88,247
NOTE 21 — Quarterly Financial Data
Quarterly Results of Operations
(Unaudited)

	First	Second	Third	Fourth
2018
Net sales	$113,530	$118,021	$118,859	$120,073
Gross margin	$38,433	$41,813	$42,082	$42,645
Operating earnings	$13,359	$14,544	$16,118	$17,017
Net earnings	$11,548	$7,209	$10,211	$17,564
Basic earnings per share	$0.35	$0.22	$0.31	$0.53
Diluted earnings per share	$0.34	$0.21	$0.30	$0.52
2017
Net sales	$100,154	$105,686	$106,243	$110,910
Gross margin	$34,224	$35,794	$37,538	$32,875
Operating earnings (loss)	$12,196	$13,208	$13,111	$(19)
Net earnings (loss)	$8,484	$9,966	$9,619	$(13,621)
Basic earnings (loss) per share	$0.26	$0.30	$0.29	$(0.41)
Diluted earnings (loss) per share	$0.25	$0.30	$0.29	$(0.41)

CTS CORPORATION 67

CTS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	(Write-offs) / Recoveries	Balance at End of Period
Year ended December 31, 2018 Allowance for doubtful accounts	$357	$56	$(8)	$(21)	$384
Year ended December 31, 2017 Allowance for doubtful accounts	$170	$248	$9	$(70)	$357
Year ended December 31, 2016 Allowance for doubtful accounts	$133	$44	$—	$(7)	$170

68 CTS CORPORATION

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.  Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
The report from Grant Thornton LLP on its audit of the effectiveness of our internal control over financial reporting as of December 31, 2018, is included in Part II, Item 8 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference. The Report of Management on Internal Control over Financial Reporting, which can be found following the signature page of this Annual Report on Form 10-K, is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted ASC 606 "Revenue from Contracts with Customers". It did not have a material impact on our ongoing net income; however, we implemented changes to our processes related to revenue recognition and related internal controls. These changes included the development of new policies related to the five-step model, training, ongoing contract review requirements, and gathering of information to comply with disclosure requirements.
The Company is implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of certain operational, financial, and related transactional processes. The implementation began in 2018 and is expected to continue in phases over the next year. The implementation of a worldwide ERP system has and will continue to affect the processes that constitute our internal control over financial reporting and will require annual testing for effectiveness.

The Company completed implementation in certain subsidiaries/locations during 2018, including aspects relative to the United States, and will continue to roll out the ERP system into 2019. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in the related processes, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. We concluded, as part of our evaluation described in the above paragraphs, that the implementation of the ERP system in these circumstances has not materially affected our internal control over financial reporting.
There were no additional changes in our internal control over financial reporting for the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
Not applicable.

CTS CORPORATION 69

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 11.  Executive Compensation
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about shares of CTS common stock that could be issued under all of our equity compensation plans as of December 31, 2018:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights (2)	(b) Weighted-Average Grant Date Fair Value of Outstanding Options, RSUs, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,133,539	$13.48	2,474,800
Equity compensation plans not approved by security holders(1)	5,522	—	—
Total	1,139,061		2,474,800
(1) In 1990, we adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, we annually credited an account for each non-employee director with 800 CTS common stock units. We also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2018, the deferred stock accounts contained a total of 5,522 CTS common stock units.
(2) Based on achievement of the maximum targets for performance-based equity grants.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

70 CTS CORPORATION

PART IV
Item 15.  Exhibits and Financial Statements Schedules
(a) (1) Financial Statements
The following Consolidated Financial Statements of CTS Corporation and Subsidiaries are included herein:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Earnings: Years ended December 31, 2018, December 31, 2017, and December 31, 2016
Consolidated Statements of Comprehensive Earnings: Years ended December 31, 2018, December 31, 2017, and December 31, 2016
Consolidated Balance Sheets: December 31, 2018, and December 31, 2017
Consolidated Statements of Cash Flows: Years ended December 31, 2018, December 31, 2017, and December 31, 2016
Consolidated Statements of Shareholders' Equity: Years Ended December 31, 2018, December 31, 2017, and December 31, 2016
Notes to Consolidated Financial Statements
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

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 5 to the Current Report on Form 8-K, filed with the SEC on September 1, 1998).

(3)(ii)	Amended Bylaws (incorporated herein by reference to Exhibit 3 to the Form 8-K, filed with the SEC on December 28, 2018).

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

CTS CORPORATION 71

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

(10)(r)
Credit Agreement Between CTS Corporation and CTS International B.V. and BMO Harris Bank N.A. dated February 12, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 15, 2019).

(10)(s)	CTS Corporation Pension Plan Exhibit (Amended and Restated Effective As of July 1, 2015) (incorporated by reference to Exhibit 10(s) to the Form 10-K filed with the SEC on February 23, 2018).

(10)(t)
Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of October 6, 2016, (incorporated by reference to Exhibit 10(t) to the Form 10-K filed with the SEC on February 23, 2018).

(10)(u)
Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of June 26, 2017, (incorporated by reference to Exhibit 10(u) to the Form 10-K filed with the SEC on February 23, 2018).

(10)(v)
Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of September 22, 2017, (incorporated by reference to Exhibit 10(v) to the Form 10-K filed with the SEC on February 23, 2018).

(10)(w)	CTS Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on February 18, 2015)

(10)(x)	CTS Corporation 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on May 22, 2018).

(21)	Subsidiaries.

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

72 CTS CORPORATION

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

*	Management contract or compensatory plan or arrangement.

CTS CORPORATION 73

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 22, 2019	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2019	By:	/s/ William Cahill
William Cahill Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2019	By:	/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2019	By:	/s/ Robert A. Profusek
Robert A. Profusek Lead Director

Date: February 22, 2019	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 22, 2019	By:	/s/ Gordon Hunter
Gordon Hunter Director

Date: February 22, 2019	By:	/s/ William S. Johnson
William S. Johnson Director

Date: February 22, 2019	By:	/s/ Diana M. Murphy
Diana M. Murphy Director

Date: February 22, 2019	By:	/s/ Alfonso G. Zulueta
Alfonso G. Zulueta Director

74 CTS CORPORATION

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
In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management determined that its internal control over financial reporting was effective as of December 31, 2018. Grant Thornton LLP, an independent registered public accounting firm, has audited CTS' internal control over financial reporting as of December 31, 2018, as stated in their report which is included herein.

CTS Corporation Lisle, IL February 22, 2019

/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer)

CTS CORPORATION 75