Form 10-Q
period 2019-03-31
CTS CORP
filed 2019-04-25
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended March 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2019: 32,855,508.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net sales	$117,625	$113,530
Cost of goods sold	77,010	75,097
Gross Margin	40,615	38,433
Selling, general and administrative expenses	17,522	17,372
Research and development expenses	6,791	6,507
Restructuring charges	2,084	1,195
Operating earnings	14,218	13,359
Other income (expense):
Interest expense	(466)	(541)
Interest income	432	482
Other income, net	96	2,004
Total other income (expense), net	62	1,945
Earnings before income taxes	14,280	15,304
Income tax expense	2,861	3,756
Net earnings	$11,419	$11,548
Earnings per share:
Basic	$0.35	$0.35
Diluted	$0.34	$0.34

Basic weighted – average common shares outstanding:	32,807	32,975
Effect of dilutive securities	463	540
Diluted weighted – average common shares outstanding	33,270	33,515

Cash dividends declared per share	$0.04	$0.04
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net earnings	$11,419	$11,548
Other comprehensive income:
Changes in fair market value of derivatives, net of tax	78	807
Changes in unrealized pension cost, net of tax	1,022	1,107
Cumulative translation adjustment, net of tax	91	243
Other comprehensive income	$1,191	$2,157
Comprehensive income	$12,610	$13,705
 See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$100,708	$100,933
Accounts receivable, net	82,326	79,518
Inventories, net	42,521	43,486
Other current assets	16,670	15,422
Total current assets	242,225	239,359
Property, plant and equipment, net	99,052	99,401
Operating lease assets, net	24,438	—
Other Assets
Prepaid pension asset	55,216	54,100
Goodwill	71,057	71,057
Other intangible assets, net	58,494	60,180
Deferred income taxes	20,901	22,201
Other	2,625	2,043
Total other assets	208,293	209,581
Total Assets	$574,008	$548,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,884	$51,975
Operating lease obligations	2,076	—
Accrued payroll and benefits	9,301	14,671
Accrued liabilities	33,243	37,347
Total current liabilities	97,504	103,993
Long-term debt	50,000	50,000
Long-term operating lease obligations	25,155	—
Long-term pension and other post-retirement obligations	6,437	6,510
Deferred income taxes	4,050	3,990
Other long-term obligations	3,969	5,919
Total Liabilities	187,115	170,412
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock	307,664	306,697
Additional contributed capital	40,371	42,820
Retained earnings	488,951	478,847
Accumulated other comprehensive loss	(96,548)	(97,739)
Total shareholders’ equity before treasury stock	740,438	730,625
Treasury stock	(353,545)	(352,696)
Total shareholders’ equity	386,893	377,929
Total Liabilities and Shareholders’ Equity	$574,008	$548,341
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,419	$11,548
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,924	5,483
Pension and other post-retirement plan expense	251	107
Stock-based compensation	1,214	923
Restructuring impairment charges	854	—
Deferred income taxes	1,063	1,289
(Gain) loss on sales of fixed assets	(40)	1
Loss (gain) on foreign currency hedges, net of cash	53	(56)
Changes in assets and liabilities:
Accounts receivable	(2,682)	1,435
Inventories	1,053	(788)
Other assets	(1,687)	147
Accounts payable	1,275	2,855
Accrued payroll and benefits	(5,250)	(3,596)
Accrued expenses	(4,014)	(69)
Income taxes payable	(535)	1,179
Other liabilities	742	(224)
Pension and other post-retirement plans	(47)	(80)
Net cash provided by operating activities	9,593	20,154
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,325)	(6,912)
Proceeds from sale of assets	51	—
Net cash used in investing activities	(5,274)	(6,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(159,100)	(334,100)
Proceeds from borrowings of long-term debt	159,100	331,800
Purchase of treasury stock	(849)	—
Dividends paid	(1,310)	(1,318)
Taxes paid on behalf of equity award participants	(2,637)	(1,423)
Net cash used in financing activities	(4,796)	(5,041)
Effect of exchange rate changes on cash and cash equivalents	252	(390)
Net (decrease) increase in cash and cash equivalents	(225)	7,811
Cash and cash equivalents at beginning of period	100,933	113,572
Cash and cash equivalents at end of period	$100,708	$121,383
Supplemental cash flow information:
Cash paid for interest	$281	$486
Cash paid for income taxes, net	$2,122	$809
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$3,734	$5,173
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity - Unaudited
(in thousands)

The following summarizes the changes in total equity for the three months ended March 31, 2018:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2017	$304,777	$41,084	$420,160	$(78,960)	$(343,256)	$343,805
Net earnings	—	—	11,548	—	—	11,548
Changes in fair market value of hedges, net of tax	—	—	—	807	—	807
Changes in unrealized pension cost, net of tax	—	—	—	1,107	—	1,107
Cumulative translation adjustment, net of tax	—	—	—	243	—	243
Cash dividends of $0.04 per share	—	—	(1,320)	—	—	(1,320)
Issued shares on vesting of restricted stock units	945	(2,368)	—	—	—	(1,423)
Stock compensation	—	965	—	—	—	965
Balances at March 31, 2018	$305,722	$39,681	$430,388	$(76,803)	$(343,256)	$355,732

The following summarizes the changes in total equity for the three months ended March 31, 2019:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2018	$306,697	$42,820	$478,847	$(97,739)	$(352,696)	$377,929
Net earnings	—	—	11,419	—	—	11,419
Changes in fair market value of derivatives, net of tax	—	—	—	78	—	78
Changes in unrealized pension cost, net of tax	—	—	—	1,022	—	1,022
Cumulative translation adjustment, net of tax	—	—	—	91	—	91
Cash dividends of $0.04 per share	—	—	(1,315)	—	—	(1,315)
Stock repurchases of 31,500 shares	—	—	—	—	(849)	(849)
Issued shares on vesting of restricted stock units	967	(3,603)	—	—	—	(2,636)
Stock compensation	—	1,154	—	—	—	1,154
Balances at March 31, 2019	$307,664	$40,371	$488,951	$(96,548)	$(353,545)	$386,893
See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
March 31, 2019
NOTE 1—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS” "we", "our", "us" or the "Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Changes in Accounting Principles

Beginning in January 2019, CTS adopted the provisions of Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" under the optional transition method, which requires a cumulative effect adjustment to the opening balance of retained earnings. The lease liability is based on the present value of minimum lease payments discounted using our secured incremental borrowing rate at the date of adoption. Existing deferred rent liabilities, resulting from our historical practice of using the straight line method for recognizing lease expense, were reclassified upon adoption to reduce the measurement of the lease assets. We elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases at adoption. Our leases are classified as operating leases and expense is recorded in a manner similar to historical accounting guidance. We have also elected the practical expedient to not separate lease and non-lease components for the majority of our leases and the election to keep leases with an initial term of 12 months or less off of the balance sheet. Upon adoption we recorded a lease liability of $24,792 and a right of use asset of $22,066. No adjustment to the opening balance of retained earnings was required.

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

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of March 31, 2019, contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	March 31,	December 31,
	2019	2018
Contract Assets
Prepaid rebates included in Other current assets	$65	$65
Prepaid rebates included in Other assets	1,167	999
Total Contract Assets	$1,232	$1,064

Contract Liabilities
Customer discounts and price concessions included in Accrued liabilities	$(785)	$(1,656)
Customer rights of return included in Accrued liabilities	(348)	(325)
Total Contract Liabilities	$(1,133)	$(1,981)

During the three months ended March 31, 2019, we recognized a decrease of revenues of $69 for amounts that were included in contract liabilities at the beginning of the period.

The decrease in contract liabilities as of March 31, 2019 is primarily due to the settlement of customer discounts and price concessions recognized at the beginning of the period.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three Months Ended
	March 31, 2019	March 31, 2018
Aero & Defense	$7,523	$5,103
Industrial	18,156	20,356
Medical	9,666	9,241
Telecom & IT	3,438	4,525
Transportation	78,842	74,305
Total	$117,625	$113,530

NOTE 3 – Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 31,	December 31,
	2019	2018
Accounts receivable, gross	$82,687	$79,902
Less: Allowance for doubtful accounts	(361)	(384)
Accounts receivable, net	$82,326	$79,518

NOTE 4 – Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2019	2018
Finished goods	$7,955	$10,995
Work-in-process	15,075	12,129
Raw materials	24,760	25,746
Less: Inventory reserves	(5,269)	(5,384)
Inventories, net	$42,521	$43,486

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	March 31,	December 31,
	2019	2018
Land	$1,136	$1,136
Buildings and improvements	69,317	70,522
Machinery and equipment	234,373	231,619
Less: Accumulated depreciation	(205,774)	(203,876)
Property, plant and equipment, net	$99,052	$99,401

Depreciation expense for the three months ended March 31, 2019		$4,234
Depreciation expense for the three months ended March 31, 2018		$3,763

NOTE 6 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans is as follows:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net pension expense	$250	$79

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
Service cost	$—	$—	$9	$11
Interest cost	1,931	1,781	7	11
Expected return on plan assets (1)	(3,047)	(3,225)	(4)	(7)
Amortization of loss	1,312	1,466	42	42
Total expense, net	$196	$22	$54	$57

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Service cost	$—	$1
Interest cost	42	39
Amortization of gain	(41)	(12)
Total expense, net	$1	$28

NOTE 7 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(37,936)	$26,387
Technology and other intangibles	44,460	(14,553)	29,907
In process research and development	2,200	—	2,200
Other intangible assets, net	$110,983	$(52,489)	$58,494
Amortization expense for the three months ended March 31, 2019		$1,690

	As of
	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(37,088)	$27,235
Technology and other intangibles	44,460	(13,715)	30,745
In process research and development	2,200	—	2,200
Other intangible assets, net	$110,983	$(50,803)	$60,180
Amortization expense for the three months ended March 31, 2018		$1,720

Remaining amortization expense for other intangible assets as of March 31, 2019 is as follows:

Amortization expense
2019	$5,066
2020	6,624
2021	6,467
2022	6,230
2023	4,224
Thereafter	29,883
Total amortization expense	$58,494

NOTE 8 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as a separate component of Operating earnings.

Total restructuring charges is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Restructuring charges	$2,084	$1,195

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart facility and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes were also implemented in various other locations. During the third quarter of 2017, we revised the June 2016 Plan. The amendment added an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which have now been consolidated into a single facility. The total restructuring liability related to severance and other one-time benefit arrangements under the June 2016 Plan was $537 at March 31, 2019, and $668 at December 31, 2018. Additional costs related to production line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through March 31, 2019:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	March 31, 2019
Workforce reduction	$3,075	$3,087
Building and equipment relocation	9,025	9,165
Other charges	1,300	1,826
Total restructuring charges	$13,400	$14,078

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint (“April 2014 Plan”).  These restructuring actions were completed in 2015. The remaining restructuring liability related to the April 2014 Plan was $683 at March 31, 2019, and $918 at December 31, 2018.

The following table displays the restructuring liability activity for all plans for the three months ended March 31, 2019:

Restructuring liability at January 1, 2019	$1,586
Restructuring charges	2,084
Cost paid	(1,306)
Other activity (1)	(1,144)
Restructuring liability at March 31, 2019	$1,220
(1) Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 9 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	March 31,	December 31,
	2019	2018
Accrued product related costs	$3,535	$4,377
Accrued income taxes	6,407	6,914
Accrued property and other taxes	1,843	1,976
Accrued professional fees	3,207	3,350
Contract liabilities	1,133	1,981
Dividends payable	1,315	1,310
Remediation reserves	10,912	11,274
Other accrued liabilities	4,891	6,165
Total accrued liabilities	$33,243	$37,347

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
A roll forward of remediation reserves included in accrued liabilities on the balance sheet is comprised of the following:

	As of
	March 31, 2019	December 31, 2018
Balance at beginning of period	$11,274	$17,067
Remediation expense	234	1,182
Net remediation payments	(594)	(6,967)
Other Activity (1)	$(2)	$(8)
Balance at end of the period	$10,912	$11,274
(1) Other activity includes currency translation adjustments not recorded through remediation expense.

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

NOTE 11 - Debt

Long-term debt is comprised of the following:

	As of
	March 31,	December 31,
	2019	2018
Total credit facility	$300,000	$300,000
Balance outstanding	$50,000	$50,000
Standby letters of credit	$1,940	$1,940
Amount available	$248,060	$248,060
Weighted-average interest rate	3.60%	3.10%
Commitment fee percentage per annum	0.20%	0.20%

On February 12, 2019, we entered into an amended and restated five-year Credit Agreement with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of $300,000, which may be increased by $150,000 at the request of the Company, subject to the administrative agent's approval. This new unsecured credit facility replaces the prior $300,000 unsecured credit facility, which would have expired August 10, 2020. Borrowings of $50,000 under the prior credit agreement were refinanced into the Credit Agreement. The prior agreement was terminated as of February 12, 2019.

The Revolving Credit Facility includes a swing line sublimit of $15,000 and a letter of credit sublimit of $10,000.  Borrowings under the Revolving Credit Facility bear interest, at our option, at the base rate plus the applicable margin for base rate loans or London Interbank Offered Rate ("LIBOR") plus the applicable margin for LIBOR loans.  We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility.  The commitment fee ranges from 0.20% to 0.30% based on the our total leverage ratio.

The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at March 31, 2019.  The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.  Interest rates on the Revolving Credit Facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings. Amortization expense was approximately $36 and $46 for the three months ended March 31, 2019 and 2018, respectively.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statement of Earnings for the three months ended March 31, 2019.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At March 31, 2019, we had a net unrealized gain of $746 in accumulated other comprehensive (loss) income, of which $737 is expected to be reclassified to income within the next 12 months. At March 31, 2018 we had a net unrealized gain of $37 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $12,357 at March 31, 2019.

Interest Rate Swaps
We use interest rate swaps to convert our revolving credit facility’s variable rate of interest into a fixed rate. As of March 31, 2019, we have agreements to fix interest rates on $50,000 of long-term debt through August 2020. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.
These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $494.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2019, are shown in the following table:

	As of
	March 31,	December 31,
	2019	2018
Interest rate swaps reported in Other current assets	$494	$576
Interest rate swaps reported in Other assets	$176	$369
Foreign currency hedges reported in Other current assets	$715	$393

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $715 and foreign currency derivative liabilities of $0.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net Sales	$—	$(58)
Cost of goods sold	42	108
Selling, general and administrative expense	17	(1)
Total amounts reclassified from AOCI to earnings	59	49
Loss recognized in other expense for hedge ineffectiveness	—	(1)
Total derivative gain on foreign exchange contracts recognized in earnings	$59	$48

Interest Rate Swaps:
Benefit recorded in Interest expense	$156	$65
Total gain	$215	$113

NOTE 13 – Accumulated Other Comprehensive (Loss) Income

Shareholders’ equity includes certain items classified as accumulated other comprehensive (loss) income (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

Unrealized gains (losses) on hedges relate to interest rate swaps to convert our revolving credit facility's variable rate of interest into a fixed rate and foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings.  Further information related to our derivative financial instruments is included in Note 12 - Derivative Financial Instruments and Note 16 – Fair Value Measurements.

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains for the three months ended March 31, 2019 and 2018 were $474 and $1,996, respectively, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended March 31, 2019, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2018	in OCI	to Income	2019
Changes in fair market value of hedges:
Gross	$1,316	$315	$(215)	$1,416
Income tax (expense) benefit	(298)	(71)	49	(320)
Net	1,018	244	(166)	1,096

Changes in unrealized pension cost:
Gross	(132,454)	—	1,319	(131,135)
Income tax benefit (expense)	35,893	—	(297)	35,596
Net	(96,561)	—	1,022	(95,539)

Cumulative translation adjustment:
Gross	(2,291)	88	—	(2,203)
Income tax benefit	95	3	—	98
Net	(2,196)	91	—	(2,105)
Total accumulated other comprehensive (loss) income	$(97,739)	$335	$856	$(96,548)

The components of accumulated other comprehensive (loss) income for the three months ended March 31, 2018, are as follows:

			Gain (Loss)
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2017	in OCI	to Income	2018
Changes in fair market value of hedges:
Gross	$289	$1,157	$(114)	$1,332
Income tax (expense) benefit	(105)	(261)	25	(341)
Net	184	896	(89)	991

Changes in unrealized pension cost:
Gross	(130,096)	—	1,424	(128,672)
Income tax benefit (expense)	52,837	—	(317)	52,520
Net	(77,259)	—	1,107	(76,152)

Cumulative translation adjustment:
Gross	(1,985)	238	—	(1,747)
Income tax benefit	100	5	—	105
Net	(1,885)	243	—	(1,642)
Total accumulated other comprehensive (loss) income	$(78,960)	$1,139	$1,018	$(76,803)

NOTE 14 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 31,	December 31,
	2019	2018
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,923,130	56,786,849
Shares outstanding	32,855,508	32,750,727
Treasury stock
Shares held	24,067,622	24,036,122

On February 7, 2019, the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25,000 in stock repurchases, which replaced the previous program. During the three months ended March 31, 2019, 31,500 shares of common stock were repurchased for approximately $849, of which $567 was repurchased under the previous program and $282 was repurchased under the most recent board-authorized share repurchase plan. Approximately $24,718 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Balance at the beginning of the year	32,750,727	32,938,466
Repurchases	(31,500)	—
Restricted share issuances	136,281	79,304
Balance at the end of the period	32,855,508	33,017,770

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive at March 31, 2019 and March 31, 2018 were 91,098 and 78,317, respectively.

NOTE 15 - Stock-Based Compensation

At March 31, 2019, we had five active stock-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance & Incentive Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan").  Future grants can only be made under the 2018 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Service-Based RSUs	$606	$455
Performance-Based RSUs	548	510
Cash-settled RSUs	60	(42)
Total	$1,214	$923
Income tax benefit	274	209
Net	$940	$714

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	March 31, 2019	Period
Service-Based RSUs	$3,058	1.59
Performance-Based RSUs	4,496	2.11
Total	$7,554	1.90

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of March 31, 2019:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	—	275,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	270,818	439,353	92,600	35,952	5,522
Maximum potential awards outstanding	270,818	714,353	92,600	35,952	5,522
RSUs and cash settled awards vested and released	—	—	—	—	—
Awards available for grant	2,229,182	—	—	—	—

Stock Options

We have no stock options exercisable or outstanding as of March 31, 2019, other than the performance-based stock options described below.

Performance-Based Stock Options

During 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 350,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain employees under the 2014 Plan, of which 275,000 remain outstanding after considering forfeitures.  The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our trailing four quarterly periods (as determined by the Committee) during the term.  We have not recognized any expense on these Performance-Based Option Awards for the three-month periods ended March 31, 2019 and 2018, since the revenue target was not deemed likely to be attained based on our current forecast.
Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity as of and for the three months ended March 31, 2019:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	355,590	$17.91
Granted	72,591	28.79
Vested and released	(65,623)	19.92
Forfeited	(1,061)	22.13
Outstanding at March 31, 2019	361,497	$19.71
Releasable at March 31, 2019	204,640	$13.60

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity as of and for the three months ended March 31, 2019:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	267,792	$21.44
Granted	82,103	30.98
Attained by performance	60,779	13.54
Released	(160,889)	14.34
Forfeited	(10,287)	14.20
Outstanding at March 31, 2019	239,498	$27.86
Releasable at March 31, 2019	—	$—

The following table summarizes each grant of performance awards outstanding at March 31, 2019.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2017 - 2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% operating cash flow	71,796	143,592
2017 - 2019 Performance RSUs	February 9, 2017	2018 - 2020	Operating Income	13,556	13,556
2018 - 2020 Performance RSUs	February 8, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	40,223	80,446
2018 - 2020 Performance RSUs	February 16, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,820	63,640
2019 - 2021 Performance RSUs	February 7, 2019	2021	35% RTSR, 35% sales growth, 30% operating cash flow	75,158	150,316
2019 Supplemental Performance RSUs	February 7, 2019	2021	Succession Planning Targets	6,945	13,890

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At March 31, 2019 and December 31, 2018 we had 17,308 and 17,248 cash-settled RSUs outstanding, respectively. At March 31, 2019 and December 31, 2018, liabilities of $158 and $300, respectively were included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

NOTE 16 — Fair Value Measurements

We use interest rate swaps to convert our Revolving Credit Facility’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.

The table below summarizes our financial assets that are measured at fair value on a recurring basis at March 31, 2019:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	March 31,	Instruments	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$670	$—	$670	$—
Foreign currency hedges	$715	$—	$715	$—

The table below summarizes the financial assets (liabilities) that are measured at fair value on a recurring basis as of December 31, 2018:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$945	$—	$945	$—
Foreign currency hedges	$393	$—	$393	$—

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

The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
	Rate Swaps	Hedges
Balance at January 1, 2018	$971	$(742)
Cash settlements paid (received)	421	(402)
Total gains (losses) for the period:
Included in earnings	(421)	484
Included in other comprehensive income	(26)	1,053
Balance at December 31, 2018	$945	$393
Cash settlements paid (received)	(156)	(112)
Total gains (losses) for the period:
Included in earnings	156	59
Included in other comprehensive income	(275)	375
Balance at March 31, 2019	$670	$715

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

NOTE 17 — Income Taxes
The effective tax rates for the three-month periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Effective tax rate	20.0%	24.5%

Our effective income tax rate was 20.0% and 24.5% in the first quarters of 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended March 31, 2019, compared with the same period in 2018, was primarily attributed to tax benefits recorded upon vesting of restricted stock units. The first quarter 2019 tax rate was lower than the U.S. statutory federal tax rate primarily due to the aforementioned tax benefits recorded upon vesting of restricted stock units. The tax rate in the first quarter of 2018 was higher than the U.S. statutory federal tax rate primarily due to higher foreign tax rates applicable on foreign earnings.

We have elected to recognize the tax on the global intangible low-taxed income (GILTI) as a period expense in the period the tax is incurred, and we have included a provisional estimate for GILTI in our estimated annual effective tax rate.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. For the three months ended March 31, 2019, and 2018, we recorded interest and penalties of $0 and $14, respectively.

NOTE 18 — Leases

We lease certain land, buildings and equipment under non-cancelable operating leases used in our operations. Operating lease assets represent our right to use an underlying asset for the lease term. Operating lease liabilities represent the present value of lease payments over the lease term, discounted using an estimate of our secured incremental borrowing rate because none of our leases contain a rate implicit in the lease arrangement.

The operating lease assets and liabilities are adjusted to include the impact of any lease incentives and non-lease components. We have elected not to separate lease and non-lease components, which include taxes and common area maintenance in some of our leases. Variable lease payments that depend on an index or a rate are included in lease payments using the prevailing index or rate in effect at lease commencement.

Options to extend or terminate a lease are included in the lease term when it is reasonably likely that we will exercise that option. We have elected not to record leases with an initial term of 12 months or less on the balance sheet and instead recognize those lease payments on a straight-line basis over the lease term.

We determine if an arrangement is a lease or contains a lease at its inception, which normally does not require significant estimates or judgments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants and we currently have no material sublease agreements.

Total lease expense for the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$994
Short-term lease cost	73
Total lease cost	$1,067

Remaining maturity of our existing lease liabilities as of March 31, 2019 is as follows:

Operating Leases (1)
2019	$2,949
2020	4,106
2021	4,021
2022	3,819
2023	3,573
Thereafter	20,084
Total	$38,552
Less: interest	(11,321)
Present value of lease liabilities	$27,231
(1) Operating lease payments include $4,615 of payments related to options to extend lease terms that are reasonably expected to be exercised.

Balance Sheet Classification:
Operating lease obligations	$2,076
Long-term operating lease obligations	25,155
Total Lease Liabilities	$27,231

Weighted-average remaining lease terms (years)	10.0

Weighted-average discount rate	6.91%

Supplemental cash flow information related to leases:
Cash paid for amounts included in the measurement of lease liabilities	$927
Leased assets obtained in exchange for new operating lease liabilities	$2,961

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

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
CTS Corporation (“CTS”, “we”, “our” or “us”) is a leading designer and manufacturer of products that Sense, Connect and Move. We manufacture sensors, actuators, and electronic components in North America, Europe, and Asia, and provide engineered products to customers in the aerospace/defense, industrial, medical, telecommunications/IT, and transportation markets.
Results of Operations: First Quarter 2019 versus First Quarter 2018

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2019, and March 31, 2018:

	Three Months Ended			Percent of	Percent of
	March 31,	March 31,	Percent	Net Sales –	Net Sales –
	2019	2018	Change	2019	2018
Net sales	$117,625	$113,530	3.6	100.0	100.0
Cost of goods sold	77,010	75,097	2.5	65.5	66.1
Gross margin	40,615	38,433	5.7	34.5	33.9
Selling, general and administrative expenses	17,522	17,372	0.9	14.9	15.3
Research and development expenses	6,791	6,507	4.4	5.8	5.7
Restructuring charges	2,084	1,195	74.4	1.8	1.1
Total operating expenses	26,397	25,074	5.3	22.4	22.1
Operating earnings	14,218	13,359	6.4	12.1	11.8
Total other income (expense), net	62	1,945	(96.8)	0.1	1.7
Earnings before income taxes	14,280	15,304	(6.7)	12.1	13.5
Income tax expense	2,861	3,756	(23.8)	2.4	3.3
Net earnings	$11,419	$11,548	(1.1)	9.7	10.2
Earnings per share:
Diluted net earnings per share	$0.34	$0.34

Sales were $117,625 in the first quarter of 2019, an increase of $4,095 or 3.6% from the first quarter of 2018. Sales to transportation markets increased $4,537 or 6.1%.  Sales to other markets declined $442 or 1.1%. Changes in foreign exchange rates decreased sales by $1,771 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of products to the transportation end market.
Gross margin as a percent of sales was 34.5% in the first quarter of 2019 compared to 33.9% in the first quarter of 2018. The improvement was driven mainly by savings related to cost improvements and the manufacturing transition from Elkhart, Indiana, which were partially offset by material cost and wage increases.
Selling, general and administrative ("SG&A") expenses were $17,522 or 14.9% of sales in the first quarter of 2019 versus $17,372 or 15.3% of sales in the first quarter of 2018.
Research and development expenses were $6,791 or 5.8% of sales in the first quarter of 2019 compared to $6,507 or 5.7% of sales in the comparable quarter of 2018. Research and development expenses are focused on expanded applications of existing products and new product development, as well as current product and process enhancements.

Restructuring charges were $2,084 or 1.8% of sales in the first quarter of 2019. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $1,195 or 1.1% of sales in the first quarter of 2018.
Operating earnings were $14,218 or 12.1% of sales in the first quarter of 2019 compared to operating earnings of $13,359 or 11.8% of sales in the first quarter of 2018.
Other income and expense items are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Interest expense	$(466)	$(541)
Interest income	432	482
Other income, net	96	2,004
Total other income (expense), net	$62	$1,945
Interest expense decreased mainly as a result of the reduction in debt year-over-year. Interest income decreased due to lower cash balances. Other income in the first quarter of 2019 was principally driven by foreign currency translation gains, mainly due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi during the quarter, which was partially offset by pension expense.

	Three Months Ended
	March 31,	March 31,
	2019	2018
Effective tax rate	20.0%	24.5%

Our effective income tax rate was 20.0% and 24.5% in the first quarters of 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended March 31, 2019, compared with the same period in 2018, was primarily attributed to tax benefits recorded upon vesting of restricted stock units.

Liquidity and Capital Resources

Cash and cash equivalents were $100,708 at March 31, 2019, and $100,933 at December 31, 2018, of which $97,924 and $96,762, respectively, were held outside the United States. The decrease in cash and cash equivalents of $225 was primarily driven by capital expenditures of $5,325, taxes paid on behalf of equity award participants of $2,637, dividends paid of $1,310 and treasury stock purchases of $849, which were partially offset by cash generated from operating activities of $9,593. Total long-term debt was $50,000 as of March 31, 2019 and $50,000 as of December 31, 2018. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 11.4% at March 31, 2019, compared to 11.7% at December 31, 2018.

Working capital increased by $9,355 during the three months ended March 31, 2019, primarily due to the decrease of accrued payroll and benefits and accrued liabilities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $9,593 during the first three months of 2019. Components of net cash provided by operating activities included net earnings of $11,419, depreciation and amortization expense of $5,924, other net non-cash items of $3,395, and a net cash outflow from changes in assets and liabilities of $11,145.
Cash Flows from Investing Activities
Net cash used in investing activities for the first three months of 2019 was $5,274, driven almost entirely by capital expenditures.

Cash Flows from Financing Activities
Net cash used in financing activities for the first three months of 2019 was $4,796. These cash outflows were the result of taxes paid on behalf of equity award participants in the amount of $2,637, dividend payments of $1,310, and treasury stock purchases of $849.
Capital Resources
Long‑term debt is comprised of the following:

	As of
	March 31,	December 31,
	2019	2018
Total credit facility	$300,000	$300,000
Balance outstanding	$50,000	$50,000
Standby letters of credit	$1,940	$1,940
Amount available	$248,060	$248,060
Weighted-average interest rate	3.60%	3.10%
Commitment fee percentage per annum	0.20%	0.20%

On February 12, 2019, we entered into an amended and restated five-year Credit Agreement with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of $300,000, which may be increased by $150,000 at the request of the Company, subject to the administrative agent's approval. This new unsecured credit facility replaces the prior $300,000 unsecured credit facility, which would have expired August 10, 2020. Borrowings of $50,000 under the prior credit agreement were refinanced into the Credit Agreement. The prior agreement was terminated as of February 12, 2019.

The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility.  We were in compliance with all debt covenants at March 31, 2019.

In the third quarter of 2016, we entered into three forward-starting interest rate swap agreements to fix interest rates on $50,000 of long-term debt for the periods August 2017 to August 2020. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

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
We reserve for estimated credit losses based on historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves have been approximately 0.3% to 0.7% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.
Inventories
We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.
Over the last three years, our reserves for excess and obsolete inventories have ranged from 11.0% to 19.5% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. During the first quarter we recognized impairment charges of $854 related to the June 2016 Restructuring Plan. No other indicators of impairment were identified during the quarter ended March 31, 2019.

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
Generally, outside of Canada and the United Kingdom, it has been our historical practice to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. However, the 2017 Tax Cut and Jobs Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporation be subjected to a one-time mandatory deemed repatriation tax. This transition tax substantially eliminated the basis difference that existed prior to the Tax Act. However, there are limited other taxes that continue to apply such as foreign withholding and certain state taxes. We completed an evaluation of our indefinite reinvestment assertion as a result of the Tax Cut and Jobs Act during the fourth quarter of 2018 and decided not to reinvest the current year earnings of our primary operations, except for in the Czech Republic, Denmark, India, Mexico and Taiwan. We intend to continue to indefinitely reinvest the earnings in these non-U.S. subsidiaries.
Significant Customers
Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cummins Inc.	18.7%	14.2%
Toyota Motor Corporation	10.4%	11.2%
Honda Motor Co.	10.3%	10.8%

Forward‑Looking Statements
This document contains statements that are, or may be deemed to be, forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward‑looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward‑looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward‑looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the automotive, communications, and computer industries, as well as conditions in the industrial, defense and aerospace, and medical markets; reliance on key customers; unanticipated natural disasters or other events; the ability to protect our intellectual property; pricing pressures and demand for our products; unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters as well as any product liability claims; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these and other risks and uncertainties are discussed in further detail in Item 1A. of CTS' Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. We undertake no obligation to publicly update our forward‑looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since December 31, 2018.

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2019, we adopted ASC 842 "Leases". It is expected to have an immaterial impact on our ongoing net income; however, we implemented changes to our processes related to lease recognition and related internal controls. These changes included the development of new procedures related to the determination of lease classification, ongoing contract review requirements, and gathering of information to comply with disclosure requirements.

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

Item 1A.  Risk Factors
There have been no significant changes to our risk factors since December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On February 7, 2019 the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 million. This program authorizes us to make repurchases of our common stock from time to time on the open market, but does not obligate us to make repurchases, and has no expiration date. This program replaces the previous plan authorized on April 27, 2015.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet By
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
Balance at December 31, 2018				$8,114
January 1, 2019 - February 6, 2019	22,000	25.76	22,000	$—

New program effective February 7, 2019				$25,000
February 7, 2019 - March 31, 2019	9,500	29.68	9,500	$24,718

Total	31,500	26.94	31,500	$24,718

Item 6.  Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ William M. Cahill	/s/ Ashish Agrawal
William M. Cahill Chief Accounting Officer	Ashish Agrawal Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

Dated: April 25, 2019	Dated: April 25, 2019