Form 10-Q
period 2019-06-30
CTS CORP
filed 2019-07-25
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File Number: 1-4639

CTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4925 Indiana Avenue
Lisle,	IL	60532
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	630	577-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, without par value	CTS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2019: 32,668,801.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net sales	$120,684	$118,021	$238,308	$231,551
Cost of goods sold	79,480	76,208	156,490	151,305
Gross Margin	41,204	41,813	81,818	80,246
Selling, general and administrative expenses	17,036	19,621	34,597	36,993
Research and development expenses	6,257	6,476	13,048	12,983
Restructuring charges	911	1,172	2,995	2,367
Gain on sale of assets	(83)	—	(122)	—
Operating earnings	17,083	14,544	31,300	27,903
Other income (expense):
Interest expense	(467)	(571)	(933)	(1,112)
Interest income	440	472	872	954
Other expense, net	(1,107)	(2,874)	(1,010)	(870)
Total other expense, net	(1,134)	(2,973)	(1,071)	(1,028)
Earnings before income taxes	15,949	11,571	30,229	26,875
Income tax expense	4,006	4,362	6,867	8,118
Net earnings	$11,943	$7,209	$23,362	$18,757
Earnings per share:
Basic	$0.36	$0.22	$0.71	$0.57
Diluted	$0.36	$0.21	$0.70	$0.56

Basic weighted – average common shares outstanding:	32,799	33,051	32,803	33,014
Effect of dilutive securities	406	513	422	513
Diluted weighted – average common shares outstanding:	33,205	33,564	33,225	33,527

Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net earnings	$11,943	$7,209	$23,362	$18,757
Other comprehensive income:
Changes in fair market value of derivatives, net of tax	(294)	67	(216)	874
Changes in unrealized pension cost, net of tax	1,026	1,249	2,048	2,356
Cumulative translation adjustment, net of tax	(87)	(375)	4	(132)
Other comprehensive income	$645	$941	$1,836	$3,098
Comprehensive income	$12,588	$8,150	$25,198	$21,855
 See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$105,578	$100,933
Accounts receivable, net	84,876	79,518
Inventories, net	43,154	43,486
Other current assets	16,811	15,422
Total current assets	250,419	239,359
Property, plant and equipment, net	99,878	99,401
Operating lease assets, net	23,846	—
Other Assets
Prepaid pension asset	56,331	54,100
Goodwill	71,057	71,057
Other intangible assets, net	56,805	60,180
Deferred income taxes	19,596	22,201
Other	2,769	2,043
Total other assets	206,558	209,581
Total Assets	$580,701	$548,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,942	$51,975
Operating lease obligations	2,076	—
Accrued payroll and benefits	9,901	14,671
Accrued liabilities	33,396	37,347
Total current liabilities	96,315	103,993
Long-term debt	50,000	50,000
Long-term operating lease obligations	24,702	—
Long-term pension and other post-retirement obligations	6,363	6,510
Deferred income taxes	3,823	3,990
Other long-term obligations	3,953	5,919
Total Liabilities	185,156	170,412
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock	307,775	306,697
Additional contributed capital	41,786	42,820
Retained earnings	499,585	478,847
Accumulated other comprehensive loss	(95,903)	(97,739)
Total shareholders’ equity before treasury stock	753,243	730,625
Treasury stock	(357,698)	(352,696)
Total shareholders’ equity	395,545	377,929
Total Liabilities and Shareholders’ Equity	$580,701	$548,341
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Six Months Ended
	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,362	$18,757
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,919	10,961
Pension and other post-retirement plan expense	502	213
Stock-based compensation	2,793	2,186
Restructuring impairment charges	892	—
Deferred income taxes	1,937	(648)
(Gain) loss on sales of fixed assets	(122)	2
Loss (gain) on foreign currency hedges, net of cash	88	(76)
Changes in assets and liabilities:
Accounts receivable	(5,394)	(5,452)
Inventories	360	(5,275)
Other assets	(4,126)	1,280
Accounts payable	(1,582)	4,779
Accrued payroll and benefits	(4,713)	(2,028)
Accrued liabilities	(3,622)	247
Income taxes payable	(588)	3,034
Other liabilities	2,622	(101)
Pension and other post-retirement plans	(144)	(158)
Net cash provided by operating activities	24,184	27,721
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,430)	(14,910)
Proceeds from sale of assets	122	1
Net cash used in investing activities	(9,308)	(14,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(309,100)	(749,200)
Proceeds from borrowings of long-term debt	309,100	729,900
Purchase of treasury stock	(5,002)	—
Dividends paid	(2,625)	(2,638)
Taxes paid on behalf of equity award participants	(2,637)	(1,429)
Net cash used in financing activities	(10,264)	(23,367)
Effect of exchange rate changes on cash and cash equivalents	33	(156)
Net increase (decrease) in cash and cash equivalents	4,645	(10,711)
Cash and cash equivalents at beginning of period	100,933	113,572
Cash and cash equivalents at end of period	$105,578	$102,861
Supplemental cash flow information:
Cash paid for interest	$574	$995
Cash paid for income taxes, net	$5,448	$3,724
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$4,807	$3,944
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity - Unaudited
(in thousands of dollars)

The following summarizes the changes in total equity for the three and six months ended June 30, 2018:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2017	$304,777	$41,084	$420,160	$(78,960)	$(343,256)	$343,805
Net earnings	—	—	11,548	—	—	11,548
Changes in fair market value of hedges, net of tax	—	—	—	807	—	807
Changes in unrealized pension cost, net of tax	—	—	—	1,107	—	1,107
Cumulative translation adjustment, net of tax	—	—	—	243	—	243
Cash dividends of $0.04 per share	—	—	(1,320)	—	—	(1,320)
Issued shares on vesting of restricted stock units	945	(2,368)	—	—	—	(1,423)
Stock compensation	—	965	—	—	—	965
Balances at March 31, 2018	$305,722	$39,681	$430,388	$(76,803)	$(343,256)	$355,732
Net earnings	—	—	7,209	—	—	7,209
Changes in fair market value of hedges, net of tax	—	—	—	67	—	67
Changes in unrealized pension cost, net of tax	—	—	—	1,249	—	1,249
Cumulative translation adjustment, net of tax	—	—	—	(375)	—	(375)
Cash dividends of $0.04 per share	—	—	(1,323)	—	—	(1,323)
Issued shares on vesting of restricted stock units	848	(853)	—	—	—	(5)
Stock compensation	—	1,206	—	—	—	1,206
Balances at June 30, 2018	$306,570	$40,034	$436,274	$(75,862)	$(343,256)	$363,760
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity - Unaudited (continued)
(in thousands of dollars)

The following summarizes the changes in total equity for the three and six months ended June 30, 2019:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2018	$306,697	$42,820	$478,847	$(97,739)	$(352,696)	$377,929
Net earnings	—	—	11,419	—	—	11,419
Changes in fair market value of derivatives, net of tax	—	—	—	78	—	78
Changes in unrealized pension cost, net of tax	—	—	—	1,022	—	1,022
Cumulative translation adjustment, net of tax	—	—	—	91	—	91
Cash dividends of $0.04 per share	—	—	(1,315)	—	—	(1,315)
Acquired 31,500 shares for treasury stock	—	—	—	—	(849)	(849)
Issued shares on vesting of restricted stock units	967	(3,603)	—	—	—	(2,636)
Stock compensation	—	1,154	—	—	—	1,154
Balances at March 31, 2019	$307,664	$40,371	$488,951	$(96,548)	$(353,545)	$386,893
Net earnings	—	—	11,943	—	—	11,943
Changes in fair market value of derivatives, net of tax	—	—	—	(294)	—	(294)
Changes in unrealized pension cost, net of tax	—	—	—	1,026	—	1,026
Cumulative translation adjustment, net of tax	—	—	—	(87)	—	(87)
Cash dividends of $0.04 per share	—	—	(1,309)	—	—	(1,309)
Acquired 148,466 shares for treasury stock	—	—	—	—	(4,153)	(4,153)
Issued shares on vesting of restricted stock units	111	(111)	—	—	—	—
Stock compensation	—	1,526	—	—	—	1,526
Balance at June 30, 2019	$307,775	$41,786	$499,585	$(95,903)	$(357,698)	$395,545
See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
June 30, 2019
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

Changes in Accounting Principles

Beginning in January 2019, CTS adopted the provisions of Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" under the optional transition method, which requires, if necessary, a cumulative effect adjustment to the opening balance of retained earnings. The lease liability is based on the present value of minimum lease payments discounted using our secured incremental borrowing rate at the date of adoption. Existing deferred rent liabilities, resulting from our historical practice of using the straight line method for recognizing lease expense, were reclassified upon adoption to reduce the measurement of the lease assets. We elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases at adoption. Our leases are classified as operating leases and expense is recorded in a manner similar to historical accounting guidance. We have also elected the practical expedient to not separate lease and non-lease components for the majority of our leases and the election to keep leases with an initial term of 12 months or less off of the balance sheet. Upon adoption we recorded a lease liability of $24,792 and a right of use asset of $22,066. No adjustment to the opening balance of retained earnings was required.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the condensed consolidated financial statements are issued.

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

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of June 30, 2019, contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	June 30,	December 31,
	2019	2018
Contract Assets
Prepaid rebates included in Other current assets	$65	$65
Prepaid rebates included in Other assets	1,501	999
Total Contract Assets	$1,566	$1,064

Contract Liabilities
Customer discounts and price concessions included in Accrued liabilities	$(1,799)	$(1,656)
Customer rights of return included in Accrued liabilities	(464)	(325)
Total Contract Liabilities	$(2,263)	$(1,981)

During the three and six months ended June 30, 2019, we recognized revenues of $37 and $106, respectively, for amounts that were included in contract liabilities at the beginning of the period.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Aero & Defense	$6,988	$6,024	$14,511	$11,127
Industrial	19,500	22,773	37,656	43,129
Medical	8,973	9,793	18,639	19,034
Telecom & IT	4,880	5,525	8,318	10,050
Transportation	80,343	73,906	159,184	148,211
Total	$120,684	$118,021	$238,308	$231,551

NOTE 3 – Accounts Receivable

The components of accounts receivable are as follows:

	As of
	June 30,	December 31,
	2019	2018
Accounts receivable, gross	$85,002	$79,902
Less: Allowance for doubtful accounts	(126)	(384)
Accounts receivable, net	$84,876	$79,518

NOTE 4 – Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2019	2018
Finished goods	$7,247	$10,995
Work-in-process	14,835	12,129
Raw materials	26,197	25,746
Less: Inventory reserves	(5,125)	(5,384)
Inventories, net	$43,154	$43,486

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	June 30,	December 31,
	2019	2018
Land	$1,136	$1,136
Buildings and improvements	73,735	70,522
Machinery and equipment	225,513	231,619
Less: Accumulated depreciation	(200,506)	(203,876)
Property, plant and equipment, net	$99,878	$99,401

Depreciation expense for the six months ended June 30, 2019		$8,537
Depreciation expense for the six months ended June 30, 2018		$7,537

NOTE 6 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other income (expense) in the condensed consolidated statement of earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net pension expense	$249	$78	$499	$157

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Service cost	$—	$—	$9	$11
Interest cost	1,931	1,781	7	11
Expected return on plan assets(1)	(3,047)	(3,225)	(4)	(6)
Amortization of loss	1,311	1,466	42	40
Total expense, net	$195	$22	$54	$56

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Service cost	$—	$—	$18	$22
Interest cost	3,862	3,562	15	22
Expected return on plan assets(1)	(6,094)	(6,450)	(9)	(13)
Amortization of loss	2,623	2,932	84	82
Total expense, net	$391	$44	$108	$113

 (1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Service cost	$1	$—	$1	$1
Interest cost	43	39	85	78
Amortization of gain	(42)	(11)	(83)	(23)
Total expense, net	$2	$28	$3	$56

NOTE 7 – Other Intangible Assets

Intangible assets consist of the following components:

	As of
	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(38,787)	$25,536
Technology and other intangibles	44,460	(15,391)	29,069
In process research and development	2,200	—	2,200
Other intangible assets, net	$110,983	$(54,178)	$56,805
Amortization expense for the three months ended June 30, 2019		$1,692
Amortization expense for the six months ended June 30, 2019		$3,382

	As of
	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(37,088)	$27,235
Technology and other intangibles	44,460	(13,715)	30,745
In process research and development	2,200	—	2,200
Other intangible assets, net	$110,983	$(50,803)	$60,180
Amortization expense for the three months ended June 30, 2018		$1,704
Amortization expense for the six months ended June 30, 2018		$3,424

Remaining amortization expense for other intangible assets as of June 30, 2019 is as follows:

Amortization expense
2019	$3,377
2020	6,624
2021	6,467
2022	6,230
2023	4,224
Thereafter	29,883
Total amortization expense	$56,805

NOTE 8 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as a separate component of Operating earnings.

Total restructuring charges is as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
Restructuring charges	$911	$1,172

	Six Months Ended
	June 30, 2019	June 30, 2018
Restructuring charges	$2,995	$2,367

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart facility and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes were also implemented in various other locations. During the third quarter of 2017, we revised the June 2016 Plan. The amendment added an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which have now been consolidated into a single facility. The total restructuring liability related to severance and other one-time benefit arrangements under the June 2016 Plan was $501 at June 30, 2019, and $668 at December 31, 2018. Additional costs related to production line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through June 30, 2019:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	June 30, 2019
Workforce reduction	$3,075	$3,162
Building and equipment relocation	9,025	9,952
Other charges	1,300	1,875
Total restructuring charges	$13,400	$14,989

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint (“April 2014 Plan”). These restructuring actions were completed in 2015. The remaining restructuring liability related to the April 2014 Plan was $701 at June 30, 2019, and $918 at December 31, 2018.

The following table displays the restructuring liability activity for all plans for the six months ended June 30, 2019:

Restructuring liability at January 1, 2019	$1,586
Restructuring charges	2,995
Cost paid	(2,216)
Other activity (1)	(1,163)
Restructuring liability at June 30, 2019	$1,202
(1) Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 9 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	June 30,	December 31,
	2019	2018
Accrued product related costs	$4,036	$4,377
Accrued income taxes	6,315	6,914
Accrued property and other taxes	1,810	1,976
Accrued professional fees	2,474	3,350
Contract liabilities	2,263	1,981
Dividends payable	1,309	1,310
Remediation reserves	10,564	11,274
Other accrued liabilities	4,625	6,165
Total accrued liabilities	$33,396	$37,347

NOTE 10 – Commitments and Contingencies

Certain processes in the manufacture of our current and past products create by-products classified as hazardous waste. We have been notified by the U.S. Environmental Protection Agency, state environmental agencies, and in some cases, groups of potentially responsible parties, that we may be potentially liable for environmental contamination at several sites currently and formerly owned or operated by us. Some sites, such as Asheville, North Carolina and Mountain View, California, are designated National Priorities List sites under the U.S. Environmental Protection Agency’s Superfund program. We accrue a liability for probable remediation activities, claims and proceedings against us with respect to environmental matters if the amount can be reasonably estimated, and provide disclosures including the nature of a loss whenever it is probable or reasonably possible that a potentially material loss may have occurred but cannot be estimated. We record contingent loss accruals on an undiscounted basis.

In the opinion of management, based upon presently available information relating to such matters, adequate provision for probable and estimable losses have been recorded. Due to the inherent nature of environmental obligations, we cannot provide assurance that our ultimate environmental liability will not materially exceed the amount of our accrued losses.
A roll-forward of remediation reserves included in accrued liabilities on the balance sheet is comprised of the following:

	As of
	June 30, 2019	December 31, 2018
Balance at beginning of period	$11,274	$17,067
Remediation expense	276	1,182
Net remediation payments	(979)	(6,967)
Other activity (1)	(7)	(8)
Balance at end of the period	$10,564	$11,274
(1) Other activity includes currency translation adjustments not recorded through remediation expense.

Unrelated to the environmental claims described above, certain other claims are pending against us with respect to matters arising in the ordinary conduct of our business. Although the ultimate outcome of any potential litigation resulting from these claims cannot be predicted with certainty, and some may be disposed of unfavorably to us, we believe that adequate provision for probable and estimable costs have been established based upon all presently available information.

Except as noted herein, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact on our consolidated financial position, results of operations, or cash flows. Our accrued liabilities and disclosures will be adjusted accordingly if additional information becomes available in the future.

NOTE 11 - Debt

Long-term debt is comprised of the following:

	As of
	June 30,	December 31,
	2019	2018
Total credit facility	$300,000	$300,000
Balance outstanding	$50,000	$50,000
Standby letters of credit	$1,800	$1,940
Amount available	$248,200	$248,060
Weighted-average interest rate	3.54%	3.10%
Commitment fee percentage per annum	0.20%	0.20%

On February 12, 2019, we entered into an amended and restated five-year Credit Agreement with a group of banks (the "Credit Agreement") to extend the term of the facility. The Credit Agreement provides for a revolving credit facility of $300,000, which may be increased by $150,000 at the request of the Company, subject to the administrative agent's approval. This new unsecured credit facility replaces the prior $300,000 unsecured credit facility, which would have expired August 10, 2020. Borrowings of $50,000 under the prior credit agreement were refinanced into the Credit Agreement. The prior agreement was terminated as of February 12, 2019.

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

The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at June 30, 2019. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the Revolving Credit Facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $41 and $46 for the three months ended June 30, 2019 and 2018, respectively and approximately $77 and $93 for the six months ended June 30, 2019 and 2018, respectively. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2019.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2019, we had a net unrealized gain of $784 in accumulated other comprehensive (loss) income, of which $784 is expected to be reclassified to income within the next 12 months. At June 30, 2018 we had a net unrealized gain of $59 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $8,625 at June 30, 2019.

Interest Rate Swaps
We use interest rate swaps to convert our revolving credit facility’s variable rate of interest into a fixed rate. As of June 30, 2019, we have agreements to fix interest rates on $50,000 of long-term debt through August 2020. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.
These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $235.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2019, are shown in the following table:

	As of
	June 30,	December 31,
	2019	2018
Interest rate swaps reported in Other current assets	$235	$576
Interest rate swaps reported in Other assets	$17	$369
Foreign currency hedges reported in Other current assets	$718	$393

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $718 and foreign currency derivative liabilities of $0.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$—	$21	$—	$(37)
Cost of goods sold	233	32	276	140
Selling, general and administrative expense	23	(4)	39	(5)
Total amounts reclassified from AOCI to earnings	256	49	315	98
Loss recognized in other expense for hedge ineffectiveness	—	—	—	(1)
Total derivative gain on foreign exchange contracts recognized in earnings	$256	$49	$315	$97

Interest Rate Swaps:
Benefit recorded in Interest expense	$156	$105	$313	$170
Total gain	$412	$154	$628	$267

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

Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to income from AOCI are included in net periodic pension income (expense). Further information related to our pension obligations is included in Note 6 – Retirement Plans.

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three months and six months ended June 30, 2019 were $829 and $355, respectively and transaction losses for the three and six months ended June 30, 2018 were $2,194 and $918, respectively, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2019, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2019	in OCI	to Income	2019
Changes in fair market value of hedges:
Gross	$1,416	$32	$(412)	$1,036
Income tax (expense) benefit	(320)	(7)	93	(234)
Net	1,096	25	(319)	802

Changes in unrealized pension cost:
Gross	(131,135)	—	1,325	(129,810)
Income tax benefit (expense)	35,596	—	(299)	35,297
Net	(95,539)	—	1,026	(94,513)

Cumulative translation adjustment:
Gross	(2,203)	(84)	—	(2,287)
Income tax benefit (expense)	98	(3)	—	95
Net	(2,105)	(87)	—	(2,192)
Total accumulated other comprehensive (loss) income	$(96,548)	$(62)	$707	$(95,903)

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2018, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2018	in OCI	to Income	2018
Changes in fair market value of hedges:
Gross	$1,332	$240	$(154)	$1,418
Income tax (expense) benefit	(341)	(54)	35	(360)
Net	991	186	(119)	1,058

Changes in unrealized pension cost:
Gross	(128,672)	—	1,617	(127,055)
Income tax benefit (expense)	52,520	—	(368)	52,152
Net	(76,152)	—	1,249	(74,903)

Cumulative translation adjustment:
Gross	(1,747)	(368)	—	(2,115)
Income tax benefit (expense)	105	(7)	—	98
Net	(1,642)	(375)	—	(2,017)
Total accumulated other comprehensive (loss) income	$(76,803)	$(189)	$1,130	$(75,862)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2019 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2018	in OCI	to Income	2019
Changes in fair market value of hedges:
Gross	$1,316	$348	$(628)	$1,036
Income tax (expense) benefit	(298)	(78)	142	(234)
Net	1,018	270	(486)	802

Changes in unrealized pension cost:
Gross	(132,454)	—	2,644	(129,810)
Income tax benefit (expense)	35,893	—	(596)	35,297
Net	(96,561)	—	2,048	(94,513)

Cumulative translation adjustment:
Gross	(2,291)	4	—	(2,287)
Income tax benefit	95	—	—	95
Net	(2,196)	4	—	(2,192)
Total accumulated other comprehensive (loss) income	$(97,739)	$274	$1,562	$(95,903)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2018 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2017	in OCI	to Income	2018
Changes in fair market value of hedges:
Gross	$289	$1,397	$(268)	$1,418
Income tax (expense) benefit	(105)	(315)	60	(360)
Net	184	1,082	(208)	1,058

Changes in unrealized pension cost:
Gross	(130,096)	—	3,041	(127,055)
Income tax benefit (expense)	52,837	—	(685)	52,152
Net	(77,259)	—	2,356	(74,903)

Cumulative translation adjustment:
Gross	(1,985)	(130)	—	(2,115)
Income tax benefit (expense)	100	(2)	—	98
Net	(1,885)	(132)	—	(2,017)
Total accumulated other comprehensive (loss) income	$(78,960)	$950	$2,148	$(75,862)

NOTE 14 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2019	2018
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,923,369	56,786,849
Shares outstanding	32,707,281	32,750,727
Treasury stock
Shares held	24,216,088	24,036,122

On February 7, 2019, the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25,000 in stock repurchases, which replaced the previous program. During the six months ended June 30, 2019, 179,966 shares of common stock were repurchased for approximately $5,002, of which $567 was repurchased under the previous program and $4,435 was repurchased under the most recent board-authorized share repurchase plan. Approximately $20,565 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Six Months Ended
	June 30,	June 30,
	2019	2018
Balance at the beginning of the year	32,750,727	32,938,466
Repurchases	(179,966)	—
Restricted share issuances	136,520	148,577
Balance at the end of the period	32,707,281	33,087,043

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive for the six month periods ended June 30, 2019 and June 30, 2018 were 108,894 and 72,658, respectively. There were no outstanding anti-dilutive awards impacting the three month periods ended June 30, 2019 and June 30, 2018.

NOTE 15 - Stock-Based Compensation

At June 30, 2019, we had five active stock-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance & Incentive Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Service-based RSUs	$488	$563	$1,094	$1,018
Performance-based RSUs	1,038	643	1,586	1,153
Cash-settled RSUs	53	57	113	15
Total	$1,579	$1,263	$2,793	$2,186
Income tax benefit	357	285	631	494
Net	$1,222	$978	$2,162	$1,692

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	June 30, 2019	Period
Service-based RSUs	$2,168	1.44
Performance-based RSUs	4,039	1.85
Total	$6,207	1.71

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2019:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	—	250,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	243,943	419,793	92,600	35,952	5,522
Maximum potential awards outstanding	243,943	669,793	92,600	35,952	5,522
RSUs and cash settled awards vested and released	—	—	—	—	—
Awards available for grant	2,256,057	—	—	—	—

Performance-Based Stock Options

During 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 350,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain employees under the 2014 Plan, of which 250,000 remain outstanding after considering forfeitures. The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our trailing four quarterly periods (as determined by the Committee) during the term. We have not recognized any expense on these Performance-Based Option Awards for the six-month periods ended June 30, 2019 and 2018, since the revenue target was not deemed likely to be attained based on our current forecast.

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity as of and for the six months ended June 30, 2019:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	355,590	$17.91
Granted	72,591	28.79
Vested and released	(65,623)	19.91
Forfeited	(15,918)	26.95
Outstanding at June 30, 2019	346,640	$19.39
Releasable at June 30, 2019	207,140	$13.79

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity as of and for the six months ended June 30, 2019:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	267,792	$21.44
Granted	82,103	30.98
Attained by performance	60,779	13.54
Released	(160,889)	14.34
Forfeited	(26,156)	23.81
Outstanding at June 30, 2019	223,629	$27.70
Releasable at June 30, 2019	—	$—

The following table summarizes each grant of performance awards outstanding at June 30, 2019.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2017 - 2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% operating cash flow	71,188	142,376
2017 - 2019 Performance RSUs	February 9, 2017	2018 - 2020	Operating Income	13,556	13,556
2018 - 2020 Performance RSUs	February 8, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	34,478	68,956
2018 - 2020 Performance RSUs	February 16, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,820	63,640
2019 - 2021 Performance RSUs	February 7, 2019	2021	35% RTSR, 35% sales growth, 30% operating cash flow	65,642	131,285
2019 Supplemental Performance RSUs	February 7, 2019	2021	Succession Planning Targets	6,945	13,890

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2019 and December 31, 2018 we had 17,468 and 17,248 cash-settled RSUs outstanding, respectively. At June 30, 2019 and December 31, 2018, liabilities of $211 and $300, respectively were included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

NOTE 16 — Fair Value Measurements

We use interest rate swaps to convert our Revolving Credit Facility’s variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.

The table below summarizes our financial assets that are measured at fair value on a recurring basis at June 30, 2019:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	June 30,	Instruments	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$252	$—	$252	$—
Foreign currency hedges	$718	$—	$718	$—

The table below summarizes the financial assets (liabilities) that are measured at fair value on a recurring basis as of December 31, 2018:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$945	$—	$945	$—
Foreign currency hedges	$393	$—	$393	$—

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
The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
	Rate Swaps	Hedges
Balance at January 1, 2018	$971	$(742)
Cash settlements paid (received)	421	(402)
Total gains (losses) for the period:
Included in earnings	(421)	484
Included in other comprehensive income	(26)	1,053
Balance at December 31, 2018	$945	$393
Cash settlements received	(313)	(403)
Total gains (losses) for the period:
Included in earnings	313	315
Included in other comprehensive income	(693)	413
Balance at June 30, 2019	$252	$718

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

NOTE 17 — Income Taxes
The effective tax rates for the three and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Effective tax rate	25.1%	37.7%	22.7%	30.2%

Our effective income tax rate was 25.1% and 37.7% in the second quarters of 2019 and 2018, respectively. This decrease was primarily attributed to the 2018 withholding tax payment of $1,703 on a one-time distribution from Taiwan. The tax rate in the second quarter of 2019 was higher than the U.S. statutory federal tax rate primarily due to state taxes and foreign earnings that are taxed at higher rates. The tax rate in the second quarter of 2018 was higher than the U.S. statutory federal tax rate primarily due to foreign withholding taxes, state taxes and foreign earnings that are taxed at higher rates.

Our effective income tax rate was 22.7% and 30.2% for the six months ended June 30, 2019 and 2018, respectively. This decrease was primarily attributed to the 2018 withholding tax payment of $1,703 on a one-time distribution from Taiwan. The tax rate in the second quarter of 2019 was higher than the U.S. statutory federal tax rate primarily due to higher foreign tax rates applicable on foreign earnings offset by tax benefits recorded upon vesting of restricted stock units. The tax rate in the second quarter of 2018 was higher than the U.S. statutory federal tax rate primarily due to foreign withholding taxes, state taxes and higher foreign tax rates applicable on foreign earnings.

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

Total lease expense for the three and six months ended June 30, 2019 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$1,075	$2,069
Short-term lease cost	176	249
Total lease cost	$1,251	$2,318

Remaining maturity of our existing lease liabilities as of June 30, 2019 is as follows:

Operating Leases (1)
2019	$2,014
2020	4,106
2021	4,021
2022	3,819
2023	3,573
Thereafter	20,084
Total	$37,617
Less: interest	(10,839)
Present value of lease liabilities	$26,778
(1) Operating lease payments include $4,615 of payments related to options to extend lease terms that are reasonably expected to be exercised.

Balance Sheet Classification:
Operating lease obligations	$2,076
Long-term operating lease obligations	24,702
Total lease liabilities	$26,778

Weighted-average remaining lease terms (years)	9.71

Weighted-average discount rate	6.91%

Supplemental cash flow information related to leases:
Cash paid for amounts included in the measurement of lease liabilities	$1,862
Leased assets obtained in exchange for new operating lease liabilities	$2,961

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
ASU 2016-16 "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory"
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory". This ASU is meant to improve the accounting for the income tax effect of intra-entity transfers of assets other than inventory. Currently, U.S. GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers until the asset is sold to a third party. This ASU will now require companies to recognize the income tax effect of an intra-entity asset transfer (other than inventory) when the transaction occurs. This ASU is effective for public companies, for fiscal years beginning after December 15, 2019 and interim periods within those annual reporting periods. Early adoption is permitted and is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This guidance is not expected to have a material impact on our financial statements.
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We plan to adopt this standard on the effective date and are currently evaluating the impact of this new standard on our financial statements.

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
Results of Operations: Second Quarter 2019 versus Second Quarter 2018

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2019, and June 30, 2018:

	Three Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2019	2018	Change	2019	2018
Net sales	$120,684	$118,021	2.3%	100.0%	100.0%
Cost of goods sold	79,480	76,208	4.3	65.9	64.6
Gross margin	41,204	41,813	(1.5)	34.1	35.4
Selling, general and administrative expenses	17,036	19,621	(13.2)	14.1	16.6
Research and development expenses	6,257	6,476	(3.4)	5.2	5.5
Restructuring charges	911	1,172	(22.3)	0.8	1.0
Gain on sale of assets	(83)	—	(100.0)	(0.1)	—
Total operating expenses	24,121	27,269	(11.5)	20.0	23.1
Operating earnings	17,083	14,544	17.5	14.2	12.3
Total other expense, net	(1,134)	(2,973)	(61.9)	(0.9)	(2.5)
Earnings before income taxes	15,949	11,571	37.8	13.2	9.8
Income tax expense	4,006	4,362	(8.2)	3.3	3.7
Net earnings	$11,943	$7,209	65.7%	9.9%	6.1%
Earnings per share:
Diluted net earnings per share	$0.36	$0.21

Sales were $120,684 in the second quarter of 2019, an increase of $2,663 or 2.3% from the second quarter of 2018. Sales to transportation markets increased $6,437 or 8.7%.  Sales to other markets declined $3,774 or 8.6%. Changes in foreign exchange rates decreased sales by $1,861 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of products to the transportation end market.
Gross margin as a percent of sales was 34.1% in the second quarter of 2019 compared to 35.4% in the second quarter of 2018. Execution challenges in our ceramic foundry operation as well as material cost and wage increases were the main drivers for the decline. These were partially offset by savings related to the manufacturing transition from Elkhart, Indiana and other cost improvements.
Selling, general and administrative ("SG&A") expenses were $17,036 or 14.1% of sales in the second quarter of 2019 versus $19,621 or 16.6% of sales in the second quarter of 2018. The 2018 SG&A costs included a $950 environmental charge and $525 for professional fees related to tax projects. The remaining reduction in SG&A expenses was related to lower spending and timing of certain expenses.

Research and development expenses were $6,257 or 5.2% of sales in the second quarter of 2019 compared to $6,476 or 5.5% of sales in the comparable quarter of 2018. Research and development expenses are focused on expanded applications of existing products and new product development, as well as current product and process enhancements.
Restructuring charges were $911 or 0.8% of sales in the second quarter of 2019. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $1,172 or 1.0% of sales in the second quarter of 2018.
Operating earnings were $17,083 or 14.2% of sales in the second quarter of 2019 compared to operating earnings of $14,544 or 12.3% of sales in the second quarter of 2018.
Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2019	2018
Interest expense	$(467)	$(571)
Interest income	440	472
Other expense, net	(1,107)	(2,874)
Total other expense, net	$(1,134)	$(2,973)
Interest expense decreased mainly as a result of the reduction in debt year-over-year and a reduction in interest related to interest rate swaps. Other expense in the second quarter of 2019 was principally driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi during the quarter, as well as pension expense.

	Three Months Ended
	June 30,	June 30,
	2019	2018
Effective tax rate	25.1%	37.7%

Our effective income tax rate was 25.1% and 37.7% in the second quarters of 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended June 30, 2019, compared with the same period in 2018, was primarily attributed to the 2018 withholding tax payment of $1,703 on a one-time distribution from Taiwan.

Results of Operations: Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

	Six Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales	Net Sales
	2019	2018	Change	2019	2018
Net sales	$238,308	$231,551	2.9%	100.0%	100.0%
Cost of goods sold	156,490	151,305	3.4	65.7	65.3
Gross margin	81,818	80,246	2.0	34.3	34.7
Selling, general and administrative expenses	34,597	36,993	(6.5)	14.5	16.0
Research and development expenses	13,048	12,983	0.5	5.5	5.6
Restructuring charges	2,995	2,367	26.5	1.3	1.0
Gain on sale of assets	(122)	—	(100.0)	(0.1)	—
Total operating expenses	50,518	52,343	(3.5)	21.2	22.6
Operating earnings	31,300	27,903	12.2	13.1	12.1
Total other (expense) income, net	(1,071)	(1,028)	4.2	(0.4)	(0.4)
Earnings before income taxes	30,229	26,875	12.5	12.7	11.6
Income tax expense	6,867	8,118	(15.4)	2.9	3.5
Net earnings	$23,362	$18,757	24.6%	9.8%	8.1%
Earnings per share:
Diluted net earnings per share	$0.70	$0.56

Sales were $238,308 in the six months ended June 30, 2019, an increase of $6,757 or 2.9% from the six months ended June 30, 2018. Sales to transportation markets increased $10,973 or 7.4%. Sales to other markets declined $4,216 or 5.1%. Changes in foreign exchange rates decreased sales by $3,632 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of products to the transportation end market.
Gross margin as a percent of sales was 34.3% in the six months ended June 30, 2019 compared to 34.7% for the six months ended June 30, 2018. Execution challenges in our ceramic foundry operation as well as material cost and wage increases were the main drivers for the decline. These were partially offset by savings related to the manufacturing transition from Elkhart, Indiana and other cost improvements.
Selling, general and administrative ("SG&A") expenses were $34,597 or 14.5% of sales in the six months ended June 30, 2019 versus $36,993 or 16.0% of sales in the six months ended June 30, 2018. The 2018 SG&A costs included a $950 environmental charge and $525 for professional fees related to tax projects. The remaining reduction in SG&A expenses was related to lower spending and timing of certain expenses.
Research and development expenses were $13,048 or 5.5% of sales in the six months ended June 30, 2019 compared to $12,983 or 5.6% of sales in the six months ended June 30, 2018. Research and development expenses are focused on expanded applications of existing products and new product development, as well as current product and process enhancements.
Restructuring charges were $2,995 or 1.3% of sales in the six months ended June 30, 2019. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $2,367 or 1.0% of sales in the six months ended June 30, 2018.
Operating earnings were $31,300 or 13.1% of sales in the six months ended June 30, 2019 compared to operating earnings of $27,903 or 12.1% of sales in the six months ended June 30, 2018.

Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2019	2018
Interest expense	$(933)	$(1,112)
Interest income	872	954
Other expense, net	(1,010)	(870)
Total other expense, net	$(1,071)	$(1,028)
Interest expense decreased mainly as a result of the reduction in debt year-over-year and a reduction in interest related to interest rate swaps. Other expense in the six months ended June 30, 2019 was principally driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi during the first six months of the year, as well as pension expense.

	Six Months Ended
	June 30,	June 30,
	2019	2018
Effective tax rate	22.7%	30.2%

Our effective income tax rate was 22.7% and 30.2% in the six months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the six months ended June 30, 2019, compared with the same period in 2018, was primarily attributed to the 2018 withholding tax payment of $1,703 on a one-time distribution from Taiwan.

Liquidity and Capital Resources

Cash and cash equivalents were $105,578 at June 30, 2019, and $100,933 at December 31, 2018, of which $95,093 and $96,762, respectively, were held outside the United States. The increase in cash and cash equivalents of $4,645 was primarily driven by cash generated from operating activities of $24,184, which was partially offset by capital expenditures of $9,430, treasury stock purchases of $5,002, taxes paid on behalf of equity award participants of $2,637, and dividends paid of $2,625. Total long-term debt was $50,000 as of June 30, 2019 and December 31, 2018. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 11.2% at June 30, 2019, compared to 11.7% at December 31, 2018.

Working capital increased by $18,738 during the six months ended June 30, 2019, primarily due to the increase in cash and accounts receivable and the decrease of accrued payroll and benefits and accrued liabilities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $24,184 during the first six months of 2019. Components of net cash provided by operating activities included net earnings of $23,362, depreciation and amortization expense of $11,919, other net non-cash items of $6,090, and a net cash outflow from changes in assets and liabilities of $17,187.
Cash Flows from Investing Activities
Net cash used in investing activities for the first six months of 2019 was $9,308, driven almost entirely by capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities for the first six months of 2019 was $10,264. These cash outflows were the result of treasury stock purchases of $5,002, taxes paid on behalf of equity award participants in the amount of $2,637, and dividend payments of $2,625.

Capital Resources
Long‑term debt is comprised of the following:

	As of
	June 30,	December 31,
	2019	2018
Total credit facility	$300,000	$300,000
Balance outstanding	$50,000	$50,000
Standby letters of credit	$1,800	$1,940
Amount available	$248,200	$248,060
Weighted-average interest rate	3.54%	3.10%
Commitment fee percentage per annum	0.20%	0.20%

On February 12, 2019, we entered into an amended and restated five-year Credit Agreement with a group of banks (the "Credit Agreement") to extend the term of the facility. The Credit Agreement provides for a revolving credit facility of $300,000, which may be increased by $150,000 at the request of the Company, subject to the administrative agent's approval. This new unsecured credit facility replaces the prior $300,000 unsecured credit facility, which would have expired August 10, 2020. Borrowings of $50,000 under the prior credit agreement were refinanced into the Credit Agreement. The prior agreement was terminated as of February 12, 2019.

The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at June 30, 2019.

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
We reserve for estimated credit losses based on historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves have been approximately 0.1% to 0.7% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.
Inventories
We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.
Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.6% to 18.4% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. During the six months ended June 30, 2019 quarter we recognized impairment charges of $892 related to the June 2016 Restructuring Plan. No other indicators of impairment were identified during the quarter ended June 30, 2019.
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
Significant Customers
Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Cummins Inc.	18.0%	14.0%	18.3%	14.1%
Toyota Motor Corporation	11.8%	10.8%	11.1%	11.0%
Honda Motor Co.	9.9%	9.7%	10.1%	10.3%

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

Item 4.   Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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

In thousands, except shares and price paid per share			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet By
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
April 1, 2019 through April 30, 2019	14,000	$29.65	14,000	$24,303
May 1, 2019 through May 31, 2019	68,966	$28.03	68,966	$22,370
June 1, 2019 through June 30, 2019	65,500	$27.56	65,500	$20,565
Total	148,466		148,466

Item 6.  Exhibits

3(i)	Amended Bylaws (incorporated herein by reference to Exhibit 3 to the Form 8-K, filed with the SEC on April 30, 2019).
(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ William M. Cahill	/s/ Ashish Agrawal
William M. Cahill Chief Accounting Officer	Ashish Agrawal Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

Dated: July 25, 2019	Dated: July 25, 2019