Form 10-Q
period 2019-09-30
CTS CORP
filed 2019-10-24
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File Number: 1-4639

CTS CORPORATION
(Exact name of registrant as specified in its charter)

IN	35-0225010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4925 Indiana Avenue
Lisle	IL	60532
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(630)	577-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, without par value	CTS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2019: 32,601,889.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net sales	$115,651	$118,859	$353,959	$350,410
Cost of goods sold	78,594	76,777	235,084	228,082
Gross Margin	37,057	42,082	118,875	122,328
Selling, general and administrative expenses	17,774	18,450	52,371	55,441
Research and development expenses	6,806	6,517	19,854	19,500
Restructuring charges	2,342	997	5,337	3,364
Loss (gain) on sale of assets	11	—	(111)	2
Operating earnings	10,124	16,118	41,424	44,021
Other income (expense):
Interest expense	(812)	(489)	(1,745)	(1,601)
Interest income	524	413	1,396	1,367
Other expense, net	(2,636)	(1,687)	(3,646)	(2,557)
Total other expense, net	(2,924)	(1,763)	(3,995)	(2,791)
Earnings before income taxes	7,200	14,355	37,429	41,230
Income tax expense	4,478	4,144	11,345	12,262
Net earnings	$2,722	$10,211	$26,084	$28,968
Earnings per share:
Basic	$0.08	$0.31	$0.80	$0.88
Diluted	$0.08	$0.30	$0.79	$0.86

Basic weighted – average common shares outstanding:	32,642	33,087	32,748	33,038
Effect of dilutive securities	425	562	417	542
Diluted weighted – average common shares outstanding:	33,067	33,649	33,165	33,580

Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net earnings	$2,722	$10,211	$26,084	$28,968
Other comprehensive income:
Changes in fair market value of derivatives, net of tax	(740)	624	(956)	1,498
Changes in unrealized pension cost, net of tax	1,017	1,157	3,065	3,513
Cumulative translation adjustment, net of tax	(92)	1	(88)	(131)
Other comprehensive income	$185	$1,782	$2,021	$4,880
Comprehensive income	$2,907	$11,993	$28,105	$33,848
 See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$101,199	$100,933
Accounts receivable, net	80,789	79,518
Inventories, net	45,425	43,486
Other current assets	17,616	15,422
Total current assets	245,029	239,359
Property, plant and equipment, net	102,636	99,401
Operating lease assets, net	24,520	—
Other Assets
Prepaid pension asset	57,447	54,100
Goodwill	108,142	71,057
Other intangible assets, net	86,506	60,180
Deferred income taxes	20,990	22,201
Other	2,731	2,043
Total other assets	275,816	209,581
Total Assets	$648,001	$548,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,434	$51,975
Operating lease obligations	2,677	—
Accrued payroll and benefits	11,218	14,671
Accrued liabilities	38,222	37,347
Total current liabilities	100,551	103,993
Long-term debt	112,700	50,000
Long-term operating lease obligations	24,879	—
Long-term pension and other post-retirement obligations	6,294	6,510
Deferred income taxes	3,745	3,990
Other long-term obligations	4,638	5,919
Total Liabilities	252,807	170,412
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock	307,801	306,697
Additional contributed capital	42,849	42,820
Retained earnings	501,003	478,847
Accumulated other comprehensive loss	(95,718)	(97,739)
Total shareholders’ equity before treasury stock	755,935	730,625
Treasury stock	(360,741)	(352,696)
Total shareholders’ equity	395,194	377,929
Total Liabilities and Shareholders’ Equity	$648,001	$548,341
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,084	$28,968
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,038	16,349
Pension and other post-retirement plan expense	752	318
Stock-based compensation	3,950	4,104
Restructuring impairment charges	1,100	—
Deferred income taxes	466	2,794
(Gain) loss on sales of fixed assets	(111)	2
Loss (gain) on foreign currency hedges, net of cash	79	(56)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	385	(9,228)
Inventories	1,925	(6,045)
Operating lease assets	(2,454)	—
Other assets	(3,153)	(417)
Accounts payable	(3,534)	4,761
Accrued payroll and benefits	(3,921)	1,224
Accrued liabilities	(4,806)	1,674
Income taxes payable	2,540	(1,510)
Operating lease liabilities	2,764	—
Other liabilities	844	(145)
Pension and other post-retirement plans	(213)	(233)
Net cash provided by operating activities	40,735	42,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,299)	(20,800)
Proceeds from sale of assets	137	1
Payments for acquisitions, net of cash acquired	(73,588)	—
Net cash used in investing activities	(88,750)	(20,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(995,500)	(910,100)
Proceeds from borrowings of long-term debt	1,058,200	883,800
Purchase of treasury stock	(8,045)	—
Dividends paid	(3,934)	(3,962)
Taxes paid on behalf of equity award participants	(2,653)	(1,433)
Net cash provided by (used) in financing activities	48,068	(31,695)
Effect of exchange rate changes on cash and cash equivalents	213	116
Net increase (decrease) in cash and cash equivalents	266	(9,818)
Cash and cash equivalents at beginning of period	100,933	113,572
Cash and cash equivalents at end of period	$101,199	$103,754
Supplemental cash flow information:
Cash paid for interest	$1,208	$1,302
Cash paid for income taxes, net	$7,622	$8,517
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$3,711	$3,944
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity - Unaudited
(in thousands of dollars)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2018:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2017	$304,777	$41,084	$420,160	$(78,960)	$(343,256)	$343,805
Net earnings	—	—	11,548	—	—	11,548
Changes in fair market value of derivatives, net of tax	—	—	—	807	—	807
Changes in unrealized pension cost, net of tax	—	—	—	1,107	—	1,107
Cumulative translation adjustment, net of tax	—	—	—	243	—	243
Cash dividends of $0.04 per share	—	—	(1,320)	—	—	(1,320)
Issued shares on vesting of restricted stock units	945	(2,368)	—	—	—	(1,423)
Stock compensation	—	965	—	—	—	965
Balances at March 31, 2018	$305,722	$39,681	$430,388	$(76,803)	$(343,256)	$355,732
Net earnings	—	—	7,209	—	—	7,209
Changes in fair market value of derivatives, net of tax	—	—	—	67	—	67
Changes in unrealized pension cost, net of tax	—	—	—	1,249	—	1,249
Cumulative translation adjustment, net of tax	—	—	—	(375)	—	(375)
Cash dividends of $0.04 per share	—	—	(1,323)	—	—	(1,323)
Issued shares on vesting of restricted stock units	848	(853)	—	—	—	(5)
Stock compensation	—	1,206	—	—	—	1,206
Balances at June 30, 2018	$306,570	$40,034	$436,274	$(75,862)	$(343,256)	$363,760
Net earnings	—	—	10,211	—	—	10,211
Changes in fair market value of derivatives, net of tax	—	—	—	624	—	624
Changes in unrealized pension cost, net of tax	—	—	—	1,157	—	1,157
Cumulative translation adjustment, net of tax	—	—	—	1	—	1
Cash dividends of $0.04 per share	—	—	(1,325)	—	—	(1,325)
Issued shares on vesting of restricted stock units	4	(8)	—	—	—	(4)
Stock compensation	—	1,781	—	—	—	1,781
Balances at September 30, 2018	$306,574	$41,807	$445,160	$(74,080)	$(343,256)	$376,205
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity - Unaudited (continued)
(in thousands of dollars)
The following summarizes the changes in total equity for the three and nine months ended September 30, 2019:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2018	$306,697	$42,820	$478,847	$(97,739)	$(352,696)	$377,929
Net earnings	—	—	11,419	—	—	11,419
Changes in fair market value of derivatives, net of tax	—	—	—	78	—	78
Changes in unrealized pension cost, net of tax	—	—	—	1,022	—	1,022
Cumulative translation adjustment, net of tax	—	—	—	91	—	91
Cash dividends of $0.04 per share	—	—	(1,315)	—	—	(1,315)
Acquired 31,500 shares for treasury stock	—	—	—	—	(849)	(849)
Issued shares on vesting of restricted stock units	967	(3,603)	—	—	—	(2,636)
Stock compensation	—	1,154	—	—	—	1,154
Balances at March 31, 2019	$307,664	$40,371	$488,951	$(96,548)	$(353,545)	$386,893
Net earnings	—	—	11,943	—	—	11,943
Changes in fair market value of derivatives, net of tax	—	—	—	(294)	—	(294)
Changes in unrealized pension cost, net of tax	—	—	—	1,026	—	1,026
Cumulative translation adjustment, net of tax	—	—	—	(87)	—	(87)
Cash dividends of $0.04 per share	—	—	(1,309)	—	—	(1,309)
Acquired 148,466 shares for treasury stock	—	—	—	—	(4,153)	(4,153)
Issued shares on vesting of restricted stock units	111	(111)	—	—	—	—
Stock compensation	—	1,526	—	—	—	1,526
Balances at June 30, 2019	$307,775	$41,786	$499,585	$(95,903)	$(357,698)	$395,545
Net earnings	—	—	2,722	—	—	2,722
Changes in fair market value of derivatives, net of tax	—	—	—	(740)	—	(740)
Changes in unrealized pension cost. net of tax	—	—	—	1,017	—	1,017
Cumulative translation adjustment, net of tax	—	—	—	(92)	—	(92)
Cash dividends of $0.04 per share	—	—	(1,304)	—	—	(1,304)
Acquired 106,760 shares of treasury stock	—	—	—	—	(3,043)	(3,043)
Issued shares on vesting of restricted stock units	26	(41)	—	—	—	(15)
Stock compensation	—	1,104	—	—	—	1,104
Balances at September 30, 2019	$307,801	$42,849	$501,003	$(95,718)	$(360,741)	$395,194
See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
September 30, 2019
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

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of September 30, 2019, contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	September 30,	December 31,
	2019	2018
Contract Assets
Prepaid rebates included in Other current assets	$65	$65
Prepaid rebates included in Other assets	1,498	999
Total Contract Assets	$1,563	$1,064

Contract Liabilities
Customer discounts and price concessions included in Accrued liabilities	$(1,892)	$(1,656)
Customer rights of return and other liabilities included in Accrued liabilities	(857)	(325)
Total Contract Liabilities	$(2,749)	$(1,981)

During the three and nine months ended September 30, 2019, we recognized revenues of $125 and $231, respectively, for amounts that were included in contract liabilities at the beginning of the period.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Aero & Defense	$9,025	$5,692	$23,536	$16,819
Industrial	19,750	22,675	57,406	65,804
Medical	10,537	10,259	29,176	29,293
Telecom & IT	4,780	5,049	13,098	15,099
Transportation	71,559	75,184	230,743	223,395
Total	$115,651	$118,859	$353,959	$350,410

NOTE 3 – Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30,	December 31,
	2019	2018
Accounts receivable, gross	$80,984	$79,902
Less: Allowance for doubtful accounts	(195)	(384)
Accounts receivable, net	$80,789	$79,518

NOTE 4 – Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2019	2018
Finished goods	$9,686	$10,995
Work-in-process	15,091	12,129
Raw materials	25,790	25,746
Less: Inventory reserves	(5,142)	(5,384)
Inventories, net	$45,425	$43,486

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	September 30,	December 31,
	2019	2018
Land	$1,131	$1,136
Buildings and improvements	73,715	70,522
Machinery and equipment	232,955	231,619
Less: Accumulated depreciation	(205,165)	(203,876)
Property, plant and equipment, net	$102,636	$99,401

Depreciation expense for the nine months ended September 30, 2019		$12,657
Depreciation expense for the nine months ended September 30, 2018		$11,227

NOTE 6 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other income (expense) in the condensed consolidated statement of earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net pension expense	$250	$77	$749	$234

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Service cost	$—	$—	$9	$11
Interest cost	1,931	1,781	8	10
Expected return on plan assets(1)	(3,046)	(3,225)	(4)	(6)
Amortization of loss	1,311	1,466	41	40
Total expense, net	$196	$22	$54	$55

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Service cost	$—	$—	$27	$33
Interest cost	5,793	5,343	23	32
Expected return on plan assets(1)	(9,140)	(9,675)	(13)	(19)
Amortization of loss	3,934	4,398	125	122
Total expense, net	$587	$66	$162	$168

 (1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Service cost	$—	$—	$1	$1
Interest cost	42	39	127	117
Amortization of gain	(42)	(11)	(125)	(34)
Total expense, net	$—	$28	$3	$84

NOTE 7 – Goodwill and Other Intangible Assets

Intangible assets consist of the following components:

	As of
	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$94,223	$(39,888)	$54,335
Technology and other intangibles	46,260	(16,289)	29,971
In process research and development	2,200	—	2,200
Other intangible assets, net	$142,683	$(56,177)	$86,506
Amortization expense for the three months ended September 30, 2019		$1,999
Amortization expense for the nine months ended September 30, 2019		$5,381

	As of
	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$64,323	$(37,088)	$27,235
Technology and other intangibles	44,460	(13,715)	30,745
In process research and development	2,200	—	2,200
Other intangible assets, net	$110,983	$(50,803)	$60,180
Amortization expense for the three months ended September 30, 2018		$1,698
Amortization expense for the nine months ended September 30, 2018		$5,122

Remaining amortization expense for other intangible assets as of September 30, 2019 is as follows:

Amortization expense
2019	$2,152
2020	8,479
2021	8,322
2022	8,085
2023	6,079
Thereafter	53,389
Total amortization expense	$86,506

Changes in the net carrying value amount of goodwill were as follows:

Total
December 31, 2018	$71,057
Increase from acquisition	37,085
September 30, 2019	$108,142

NOTE 8 – Costs Associated with Exit and Restructuring Activities

Costs associated with exit and restructuring activities are recorded in the Condensed Consolidated Statement of Earnings as a separate component of Operating earnings.

Total restructuring charges is as follows:

	Three Months Ended
	September 30, 2019	September 30, 2018
Restructuring charges	$2,342	$997

	Nine Months Ended
	September 30, 2019	September 30, 2018
Restructuring charges	$5,337	$3,364

2016 Plan

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart facility and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes were also implemented in various other locations. During the third quarter of 2017, we revised the June 2016 Plan. The amendment added an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which have now been consolidated into a single facility. The total restructuring liability under the June 2016 Plan was $333 at September 30, 2019, and $668 at December 31, 2018. Additional costs related to production line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through September 30, 2019:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	September 30, 2019
Workforce reduction	$3,075	$3,310
Building and equipment relocation	9,025	10,262
Other charges(1)	1,300	2,088
Total restructuring charges	$13,400	$15,660

(1) Other charges includes the effects of currency translation, non-cash asset write-downs and other charges.

2014 Plan

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint (“April 2014 Plan”). These restructuring actions were completed in 2015. The remaining restructuring liability related to the April 2014 Plan was $693 at September 30, 2019, and $918 at December 31, 2018.

Other Restructuring Activities

Beginning in Q3 2019, we incurred restructuring charges of $1,671 for exit and disposal activities at three facilities, of which $800 was related to a lease termination charge resulting from our acquisition of Quality Thermistor, Inc. (see Note 19) and $871 was related to workforce and building relocation costs at two foreign facilities. The total remaining restructuring liability associated with these actions was $752 at September 30, 2019.

The following table displays the restructuring liability activity for all plans for the nine months ended September 30, 2019:

Restructuring liability at January 1, 2019	$1,586
Restructuring charges	5,337
Cost paid	(3,534)
Other activity(1)	(1,611)
Restructuring liability at September 30, 2019	$1,778
(1) Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 9 – Accrued Liabilities

The components of accrued liabilities are as follows:

	As of
	September 30,	December 31,
	2019	2018
Accrued product related costs	$4,594	$4,377
Accrued income taxes	9,365	6,914
Accrued property and other taxes	1,880	1,976
Accrued professional fees	1,589	3,350
Contract liabilities	2,749	1,981
Dividends payable	1,304	1,310
Remediation reserves	9,945	11,274
Other accrued liabilities	6,796	6,165
Total accrued liabilities	$38,222	$37,347

NOTE 10 – Commitments and Contingencies

Certain processes in the manufacture of our current and past products create by-products classified as hazardous waste. We have been notified by the U.S. Environmental Protection Agency, state environmental agencies, and in some cases, groups of potentially responsible parties, that we may be potentially liable for environmental contamination at several sites currently and formerly owned or operated by us. Two of those sites, Asheville, North Carolina and Mountain View, California, are designated National Priorities List sites under the U.S. Environmental Protection Agency’s Superfund program. We accrue a liability for probable remediation activities, claims and proceedings against us with respect to environmental matters if the amount can be reasonably estimated, and provide disclosures including the nature of a loss whenever it is probable or reasonably possible that a potentially material loss may have occurred but cannot be estimated. We record contingent loss accruals on an undiscounted basis.

In the opinion of management, based upon presently available information relating to such matters, adequate provision for probable and estimable losses have been recorded. Due to the inherent nature of environmental obligations, we cannot provide assurance that our ultimate environmental liability will not materially exceed the amount of our accrued losses.
A roll-forward of remediation reserves included in accrued liabilities on the balance sheet is comprised of the following:

	As of
	September 30, 2019	December 31, 2018
Balance at beginning of period	$11,274	$17,067
Remediation expense	323	1,182
Net remediation payments	(1,645)	(6,967)
Other activity(1)	(7)	(8)
Balance at end of the period	$9,945	$11,274
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

NOTE 11 - Debt

Long-term debt is comprised of the following:

	As of
	September 30,	December 31,
	2019	2018
Total credit facility	$300,000	$300,000
Balance outstanding	112,700	50,000
Standby letters of credit	1,800	1,940
Amount available	$185,500	$248,060
Weighted-average interest rate	3.41%	3.10%
Commitment fee percentage per annum	0.20%	0.20%

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

The Revolving Credit Facility includes a swing line sublimit of $15,000 and a letter of credit sublimit of $10,000. Borrowings under the Revolving Credit Facility bear interest at the base rate defined in the Credit Agreement. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.20% to 0.30% based on the our total leverage ratio.

The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at September 30, 2019. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the Revolving Credit Facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $42 and $46 for the three months ended September 30, 2019 and 2018, respectively, and approximately $121 and $139 for the nine months ended September 30, 2019 and 2018, respectively. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2019.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2019, we had a net unrealized gain of $452 in accumulated other comprehensive (loss) income, of which $432 is expected to be reclassified to income within the next 12 months. At September 30, 2018 we had a net unrealized gain of $867 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $11,738 at September 30, 2019.

Interest Rate Swaps
We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. As of September 30, 2019, we have agreements to fix interest rates on $50,000 of long-term debt through February 2024. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $127.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2019, are shown in the following table:

	As of
	September 30,	December 31,
	2019	2018
Interest rate swaps reported in Other current assets	$127	$576
Interest rate swaps reported in Other assets	—	369
Interest rate swaps reported in Other long-term obligations	(498)	—
Foreign currency hedges reported in Other current assets	$395	$393

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $463 and foreign currency derivative liabilities of $68 at September 30, 2019.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$—	$152	$—	$115
Cost of goods sold	286	(52)	562	88
Selling, general and administrative expense	23	3	62	(2)
Total amounts reclassified from AOCI to earnings	309	103	624	201
Loss recognized in other expense for hedge ineffectiveness	—	—	—	(1)
Total derivative gain on foreign exchange contracts recognized in earnings	$309	$103	$624	$200

Interest Rate Swaps:
Benefit recorded in Interest expense	$117	$114	$430	$284
Total gain	$426	$217	$1,054	$484

NOTE 13 – Accumulated Other Comprehensive (Loss) Income

Shareholders’ equity includes certain items classified as accumulated other comprehensive (loss) income (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings.  Further information related to our derivative financial instruments is included in Note 12 - Derivative Financial Instruments and Note 16 – Fair Value Measurements.

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three months and nine months ended September 30, 2019 were $2,473 and $2,828, respectively and transaction losses for the three and nine months ended September 30, 2018 were $1,740 and $2,658, respectively, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2019, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2019	in OCI	to Income	2019
Changes in fair market value of hedges:
Gross	$1,036	$(529)	$(426)	$81
Income tax (expense) benefit	(234)	119	96	(19)
Net	802	(410)	(330)	62

Changes in unrealized pension cost:
Gross	(129,810)	—	1,313	(128,497)
Income tax benefit (expense)	35,297	—	(296)	35,001
Net	(94,513)	—	1,017	(93,496)

Cumulative translation adjustment:
Gross	(2,287)	(89)	—	(2,376)
Income tax benefit (expense)	95	(3)	—	92
Net	(2,192)	(92)	—	(2,284)
Total accumulated other comprehensive (loss) income	$(95,903)	$(502)	$687	$(95,718)

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2018, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2018	in OCI	to Income	2018
Changes in fair market value of hedges:
Gross	$1,418	$1,023	$(217)	$2,224
Income tax (expense) benefit	(360)	(231)	49	(542)
Net	1,058	792	(168)	1,682

Changes in unrealized pension cost:
Gross	(127,055)	—	1,491	(125,564)
Income tax benefit (expense)	52,152	—	(334)	51,818
Net	(74,903)	—	1,157	(73,746)

Cumulative translation adjustment:
Gross	(2,115)	1	—	(2,114)
Income tax benefit	98	—	—	98
Net	(2,017)	1	—	(2,016)
Total accumulated other comprehensive (loss) income	$(75,862)	$793	$989	$(74,080)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2019 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2018	in OCI	to Income	2019
Changes in fair market value of hedges:
Gross	$1,316	$(181)	$(1,054)	$81
Income tax (expense) benefit	(298)	41	238	(19)
Net	1,018	(140)	(816)	62

Changes in unrealized pension cost:
Gross	(132,454)	—	3,957	(128,497)
Income tax benefit (expense)	35,893	—	(892)	35,001
Net	(96,561)	—	3,065	(93,496)

Cumulative translation adjustment:
Gross	(2,291)	(85)	—	(2,376)
Income tax benefit (expense)	95	(3)	—	92
Net	(2,196)	(88)	—	(2,284)
Total accumulated other comprehensive (loss) income	$(97,739)	$(228)	$2,249	$(95,718)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2018 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2017	in OCI	to Income	2018
Changes in fair market value of hedges:
Gross	$289	$2,420	$(485)	$2,224
Income tax (expense) benefit	(105)	(547)	110	(542)
Net	184	1,873	(375)	1,682

Changes in unrealized pension cost:
Gross	(130,096)	—	4,532	(125,564)
Income tax benefit (expense)	52,837	—	(1,019)	51,818
Net	(77,259)	—	3,513	(73,746)

Cumulative translation adjustment:
Gross	(1,985)	(129)	—	(2,114)
Income tax benefit (expense)	100	(2)	—	98
Net	(1,885)	(131)	—	(2,016)
Total accumulated other comprehensive (loss) income	$(78,960)	$1,742	$3,138	$(74,080)

NOTE 14 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2019	2018
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,924,737	56,786,849
Shares outstanding	32,601,889	32,750,727
Treasury stock
Shares held	24,322,848	24,036,122

On February 7, 2019, the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25,000 in stock repurchases, which replaced the previous program. During the nine months ended September 30, 2019, 286,726 shares of common stock were repurchased for approximately $8,045, of which $567 was repurchased under the previous program and $7,478 was repurchased under the most recent board-authorized share repurchase plan. Approximately $17,522 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Balance at the beginning of the year	32,750,727	32,938,466
Repurchases	(286,726)	—
Restricted share issuances	137,888	148,815
Balance at the end of the period	32,601,889	33,087,281

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of awards that were anti-dilutive for the nine month periods ended September 30, 2019 and September 30, 2018 were 20,273 and 1,538, respectively. There were no outstanding anti-dilutive awards impacting the three month periods ended September 30, 2019 and September 30, 2018.

NOTE 15 - Stock-Based Compensation

At September 30, 2019, we had five active stock-based compensation plans: the Nonemployee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance & Incentive Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Service-based RSUs	$618	$523	$1,712	$1,541
Performance-based RSUs	486	1,258	2,072	2,411
Cash-settled RSUs	53	137	166	152
Total	$1,157	$1,918	$3,950	$4,104
Income tax benefit	262	433	893	927
Net	$895	$1,485	$3,057	$3,177

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	September 30, 2019	Period
Service-based RSUs	$1,607	1.4
Performance-based RSUs	3,159	1.72
Total	$4,766	1.61

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2019:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	—	250,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	245,456	418,199	92,600	35,952	5,522
Maximum potential awards outstanding	245,456	668,199	92,600	35,952	5,522
RSUs and cash settled awards vested and released	—	—	—	—	—
Awards available for grant	2,254,544	—	—	—	—

Performance-Based Stock Options

During 2015 and 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted a total of 350,000 performance-based stock option awards (“Performance-Based Option Awards”) for certain employees under the 2014 Plan, of which 250,000 remain outstanding after considering forfeitures. The Performance-Based Option Awards have an exercise price of $18.37, a term of five years, and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our trailing four quarterly periods (as determined by the Committee) during the term. We have not recognized any expense on these Performance-Based Option Awards for the nine-month periods ended September 30, 2019 and 2018, since the revenue target was not deemed likely to be attained based on our current forecast.

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity as of and for the nine months ended September 30, 2019:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	355,590	$17.91
Granted	74,591	28.78
Vested and released	(67,526)	19.97
Forfeited	(15,899)	27.00
Outstanding at September 30, 2019	346,756	$19.43
Releasable at September 30, 2019	206,474	$13.79

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity as of and for the nine months ended September 30, 2019:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	267,792	$21.44
Granted	82,103	30.98
Attained by performance	60,779	13.54
Released	(160,889)	14.34
Forfeited	(26,156)	23.81
Outstanding at September 30, 2019	223,629	$27.70
Releasable at September 30, 2019	—	$—

The following table summarizes each grant of performance awards outstanding at September 30, 2019.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2017 - 2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% operating cash flow	71,188	142,376
2017 - 2019 Performance RSUs	February 9, 2017	2018 - 2020	Operating Income	13,556	13,556
2018 - 2020 Performance RSUs	February 8, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	34,478	68,956
2018 - 2020 Performance RSUs	February 16, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,820	63,640
2019 - 2021 Performance RSUs	February 7, 2019	2021	35% RTSR, 35% sales growth, 30% operating cash flow	65,642	131,285
2019 Supplemental Performance RSUs	February 7, 2019	2021	Succession Planning Targets	6,945	13,890

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2019 and December 31, 2018 we had 17,271 and 17,248 cash-settled RSUs outstanding, respectively. At September 30, 2019 and December 31, 2018, liabilities of $263 and $300, respectively, were included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

NOTE 16 — Fair Value Measurements

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.

The table below summarizes our financial assets (liabilities) that are measured at fair value on a recurring basis at September 30, 2019:

Quoted
	Asset	Prices
	(Liability)	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	September 30,	Instruments	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(372)	$—	$(372)	$—
Foreign currency hedges	$395	$—	$395	$—

The table below summarizes the financial assets that are measured at fair value on a recurring basis as of December 31, 2018:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$945	$—	$945	$—
Foreign currency hedges	$393	$—	$393	$—

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
The table below provides a reconciliation of the recurring financial assets (liabilities) for our derivative instruments:

		Foreign
	Interest	Currency
	Rate Swaps	Hedges
Balance at January 1, 2018	$971	$(742)
Cash settlements paid (received)	421	(402)
Total gains (losses) for the period:
Included in earnings	(421)	484
Included in other comprehensive income	(26)	1,053
Balance at December 31, 2018	$945	$393
Cash settlements received	(430)	(703)
Total gains (losses) for the period:
Included in earnings	430	624
Included in other comprehensive income	(1,317)	81
Balance at September 30, 2019	$(372)	$395

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

NOTE 17 — Income Taxes
The effective tax rates for the three and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Effective tax rate	62.2%	28.9%	30.3%	29.7%

Our effective income tax rate was 62.2% and 28.9% in the third quarters of 2019 and 2018, respectively. This increase is primarily attributed to the net impact of changes in reserves relating to uncertain tax positions. The tax rate in the third quarter of 2019 was higher than the U.S. statutory federal tax rate primarily due to an increase to reserves for uncertain tax positions associated with the Company's operations in China and foreign earnings that are taxed at higher rates. The tax rate in the third quarter of 2018 was higher than the U.S. statutory federal tax rate primarily due to foreign withholding taxes including the impact of a one-time distribution from Taiwan and foreign earnings that are taxed at higher rates.

Our effective income tax rate was 30.3% and 29.7% for the nine months ended September 30, 2019 and 2018, respectively. The tax rate in the first nine months of 2019 was higher than the U.S. statutory federal tax rate primarily due to an increase to reserves for uncertain tax positions associated with the Company's operations in China and foreign earnings that are taxed at higher rates. The tax rate in the first nine months of 2018 was higher than the U.S. statutory federal tax rate primarily due to foreign withholding taxes including the impact of a one-time distribution from Taiwan and foreign earnings that are taxed at higher rates.

NOTE 18 — Leases

We lease certain land, buildings and equipment under non-cancellable operating leases used in our operations. Operating lease assets represent our right to use an underlying asset for the lease term. Operating lease liabilities represent the present value of lease payments over the lease term, discounted using an estimate of our secured incremental borrowing rate because none of our leases contain a rate implicit in the lease arrangement.

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

Total lease expense for the three and nine months ended September 30, 2019 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$1,128	$3,197
Short-term lease cost	43	292
Total lease cost	$1,171	$3,489

Remaining maturity of our existing lease liabilities as of September 30, 2019 is as follows:

Operating Leases(1)
2019	$1,117
2020	4,420
2021	4,310
2022	4,116
2023	3,701
Thereafter	20,442
Total	$38,106
Less: interest	(10,550)
Present value of lease liabilities	$27,556
(1) Operating lease payments include $5,266 of payments related to options to extend lease terms that are reasonably expected to be exercised.

Balance Sheet Classification:
Operating lease obligations	$2,677
Long-term operating lease obligations	24,879
Total lease liabilities	$27,556

Weighted-average remaining lease terms (years)	9.27

Weighted-average discount rate	6.81%

Supplemental cash flow information related to leases:
Cash paid for amounts included in the measurement of lease liabilities	$2,887
Leased assets obtained in exchange for new operating lease liabilities	$2,961

NOTE 19 – Business Acquisitions

On July 31, 2019, we acquired 100% of the outstanding shares of Quality Thermistor, Inc. (QTI) for $75 million plus a contingent earn out of up to $5 million based on sales performance objectives. The purchase price includes adjustments for debt assumed and changes in working capital. QTI, doing business as QTI Sensing Solutions, is a leading designer and manufacturer of high-quality temperature sensors serving original equipment manufacturers with mission-critical applications in the industrial, aerospace, defense and medical markets. This acquisition provides us with a new core temperature sensing technology that expands our sensing product portfolio, while increasing our presence in the industrial and medical markets.

The purchase price of $75,755 has been allocated to the fair values of assets and liabilities acquired as of July 31, 2019. The allocation of purchase price is preliminary pending the completion of the appraisals of property, plant, and equipment, the valuation of intangible assets, and finalization of management's estimates. The final purchase price allocation may result in a materially different allocation than that recorded as of September 30, 2019.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Consideration Paid
Cash paid, net of cash acquired of $567	$73,588
Contingent consideration	2,167
Purchase price	$75,755

Preliminary Fair Values at July 31, 2019
Current assets	$7,212
Property, plant and equipment	2,502
Other assets	29
Goodwill	37,085
Intangible assets	31,700
Fair value of assets acquired	78,528
Less fair value of liabilities acquired	(2,773)
Purchase price	$75,755

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships within our existing business, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

Contingent consideration is payable in cash upon the achievement of a revenue performance target for the year ending December 31, 2019. The Company recorded $2,167 as the acquisition date fair value of the contingent consideration based on an estimate of the probability of achieving the performance target using the most recent revenue forecast. This amount is reflected as an addition to purchase price and will be finalized once the full year 2019 results are known.

The following table summarizes the preliminary carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$29,900	15.0
Technology and other intangibles	1,800	5.0
Total	$31,700

Results of operations for QTI are included in our consolidated condensed financial statements beginning on July 31, 2019. The amount of net sales and net loss from QTI since the acquisition date that have been included in the condensed consolidated statements of earnings are as follows:

For the period July 31, 2019 through September 30, 2019
Net sales	$3,670
Net loss	$(1,086)

NOTE 20 — Recent Accounting Pronouncements

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
Results of Operations: Third Quarter 2019 versus Third Quarter 2018

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2019, and September 30, 2018:

	Three Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales –	Net Sales –
	2019	2018	Change	2019	2018
Net sales	$115,651	$118,859	(2.7)%	100.0%	100.0%
Cost of goods sold	78,594	76,777	2.4	68.0	64.6
Gross margin	37,057	42,082	(11.9)	32.0	35.4
Selling, general and administrative expenses	17,774	18,450	(3.7)	15.4	15.5
Research and development expenses	6,806	6,517	4.4	5.9	5.5
Restructuring charges	2,342	997	134.9	2.0	0.8
Loss on sale of assets	11	—	(100.0)	—	—
Total operating expenses	26,933	25,964	3.7	23.3	21.8
Operating earnings	10,124	16,118	(37.2)	8.8	13.6
Total other expense, net	(2,924)	(1,763)	65.9	(2.5)	(1.5)
Earnings before income taxes	7,200	14,355	(49.8)	6.2	12.1
Income tax expense	4,478	4,144	8.1	3.9	3.5
Net earnings	$2,722	$10,211	(73.3)%	2.4%	8.6%
Earnings per share:
Diluted net earnings per share	$0.08	$0.30

Sales were $115,651 in the third quarter of 2019, a decrease of $3,208 or 2.7% from the third quarter of 2018. Sales to transportation markets decreased $3,625 or 4.8%.  Sales to other markets increased $417 or 1.0% due to the addition of sales from the QTI acquisition. The QTI acquisition, which was completed in July 2019, added $3,670 in sales for the quarter. Changes in foreign exchange rates decreased sales by $922 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of products to the transportation end market.
Gross margin as a percent of sales was 32.0% in the third quarter of 2019 compared to 35.4% in the third quarter of 2018. The decrease in gross margin was driven primarily by a one-time purchase accounting step-up in the value of finished goods inventory acquired with our QTI acquisition, execution challenges in our ceramic foundry operation, a product replacement charge for a transportation product, and material cost and wage increases. These were partially offset by savings related to the manufacturing transition from Elkhart, Indiana and other cost improvements.
Selling, general and administrative ("SG&A") expenses were $17,774 or 15.4% of sales in the third quarter of 2019 versus $18,450 or 15.5% of sales in the third quarter of 2018. The 2019 SG&A costs include amortization of intangibles and other operating costs associated with the QTI acquisition, which were offset by other expense reductions.

Research and development expenses were $6,806 or 5.9% of sales in the third quarter of 2019 compared to $6,517 or 5.5% of sales in the comparable quarter of 2018.
Restructuring charges were $2,342 or 2.0% of sales in the third quarter of 2019. The charges were mainly for building and equipment relocation, severance, and asset impairment charges related to the restructuring of certain operations as part of the 2016 Restructuring Plan, as well as a lease termination fee related to a property lease we acquired in the QTI acquisition. Restructuring charges were $997 or 0.8% of sales in the third quarter of 2018.
Operating earnings were $10,124 or 8.8% of sales in the third quarter of 2019 compared to operating earnings of $16,118 or 13.6% of sales in the third quarter of 2018.
Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2019	2018
Interest expense	$(812)	$(489)
Interest income	524	413
Other expense, net	(2,636)	(1,687)
Total other expense, net	$(2,924)	$(1,763)
Interest expense increased mainly as a result of an increase in debt related to the QTI acquisition. Other expense in the third quarter of 2019 was principally driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi during the quarter, as well as pension expense.

	Three Months Ended
	September 30,	September 30,
	2019	2018
Effective tax rate	62.2%	28.9%

Our effective income tax rate was 62.2% and 28.9% in the third quarters of 2019 and 2018, respectively. The increase in the effective tax rate for the three months ended September 30, 2019, compared with the same period in 2018 is primarily attributed to the net impact of changes in reserves relating to uncertain tax positions.

Results of Operations: Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

	Nine Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales	Net Sales
	2019	2018	Change	2019	2018
Net sales	$353,959	$350,410	1.0%	100.0%	100.0%
Cost of goods sold	235,084	228,082	3.1	66.4	65.1
Gross margin	118,875	122,328	(2.8)	33.6	34.9
Selling, general and administrative expenses	52,371	55,441	(5.5)	14.8	15.7
Research and development expenses	19,854	19,500	1.8	5.6	5.6
Restructuring charges	5,337	3,364	58.7	1.5	1.0
Gain on sale of assets	(111)	2	(100.0)	—	—
Total operating expenses	77,451	78,307	(1.1)	21.9	22.3
Operating earnings	41,424	44,021	(5.9)	11.7	12.6
Total other (expense) income, net	(3,995)	(2,791)	43.1	(1.1)	(0.8)
Earnings before income taxes	37,429	41,230	(9.2)	10.6	11.8
Income tax expense	11,345	12,262	(7.5)	3.2	3.5
Net earnings	$26,084	$28,968	(10.0)%	7.4%	8.3%
Earnings per share:
Diluted net earnings per share	$0.79	$0.86

Sales were $353,959 in the nine months ended September 30, 2019, an increase of $3,549 or 1.0% from the nine months ended September 30, 2018. Sales to transportation markets increased $7,348 or 3.3%. Sales to other markets declined $3,799 or 3.0%. The QTI acquisition, which was completed in July 2019, added $3,670 in sales for the nine months ended September 30, 2019. Changes in foreign exchange rates decreased sales by $4,554 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro and relating mostly to sales of products to the transportation end market.
Gross margin as a percent of sales was 33.6% in the nine months ended September 30, 2019 compared to 34.9% for the nine months ended September 30, 2018. The decrease in gross margin was driven primarily by a one-time purchase accounting step-up in the value of finished goods inventory acquired with our QTI acquisition, execution challenges in our ceramic foundry operation, a product replacement charge for a transportation product, and material cost and wage increases. These were partially offset by savings related to the manufacturing transition from Elkhart, Indiana and other cost improvements.
Selling, general and administrative ("SG&A") expenses were $52,371 or 14.8% of sales in the nine months ended September 30, 2019 versus $55,441 or 15.7% of sales in the nine months ended September 30, 2018. The 2018 SG&A costs included a $950 environmental charge and $1,069 for professional fees related to tax projects. The remaining reduction in SG&A expenses was related to other expense reductions and timing of certain expenses.
Research and development expenses were $19,854 or 5.6% of sales in the nine months ended September 30, 2019 compared to $19,500 or 5.6% of sales in the nine months ended September 30, 2018.
Restructuring charges were $5,337 or 1.5% of sales in the nine months ended September 30, 2019. The charges were mainly for building and equipment relocation, severance, and asset impairment charges related to the restructuring of certain operations as part of the 2016 Restructuring Plan, as well as a lease termination fee related to a property lease we acquired in the QTI acquisition. Restructuring charges were $3,364 or 1.0% of sales in the nine months ended September 30, 2018.
Operating earnings were $41,424 or 11.7% of sales in the nine months ended September 30, 2019 compared to operating earnings of $44,021 or 12.6% of sales in the nine months ended September 30, 2018.

Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Interest expense	$(1,745)	$(1,601)
Interest income	1,396	1,367
Other expense, net	(3,646)	(2,557)
Total other expense, net	$(3,995)	$(2,791)
Other expense in the nine months ended September 30, 2019 was principally driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi during the first nine months of the year, as well as pension expense.

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Effective tax rate	30.3%	29.7%

Our effective income tax rate was 30.3% and 29.7% in the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $101,199 at September 30, 2019, and $100,933 at December 31, 2018, of which $99,690 and $96,762, respectively, were held outside the United States. The increase in cash and cash equivalents of $266 was primarily driven by cash generated from operating activities of $40,735 and net proceeds from an increase in borrowings of long-term debt of $62,700, which were partially offset by the payment for the QTI acquisition of $73,588, capital expenditures of $15,299, treasury stock purchases of $8,045, dividends paid of $3,934, and taxes paid on behalf of equity award participants of $2,653. Total long-term debt was $112,700 as of September 30, 2019 and $50,000 as of December 31, 2018. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 22.2% at September 30, 2019, compared to 11.7% at December 31, 2018.

Working capital increased by $9,112 during the nine months ended September 30, 2019, primarily due to the increase in accounts receivable, inventory and other assets as well as the decrease of accounts payable and accrued payroll and benefits, which were partially offset by an increase in operating lease obligations.
Cash Flows from Operating Activities
Net cash provided by operating activities was $40,735 during the first nine months of 2019. Components of net cash provided by operating activities included net earnings of $26,084, depreciation and amortization expense of $18,038, other net non-cash items of $6,236, and a net cash outflow from changes in assets and liabilities of $9,623.
Cash Flows from Investing Activities
Net cash used in investing activities for the first nine months of 2019 was $88,750, driven by the payment for the QTI acquisition of $73,588 and capital expenditures of $15,299.
Cash Flows from Financing Activities
Net cash provided by financing activities for the first nine months of 2019 was $48,068. The net cash inflow was the result of net proceeds from an increase in borrowings of long-term debt of $62,700, which was partially offset by treasury stock purchases of $8,045, dividends paid of $3,934, and taxes paid on behalf of equity award participants in the amount of $2,653.

Capital Resources
Long‑term debt is comprised of the following:

	As of
	September 30,	December 31,
	2019	2018
Total credit facility	$300,000	$300,000
Balance outstanding	112,700	50,000
Standby letters of credit	1,800	1,940
Amount available	$185,500	$248,060
Weighted-average interest rate	3.41%	3.10%
Commitment fee percentage per annum	0.20%	0.20%

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

The Revolving Credit Facility requires, among other things, that CTS comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio.  Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at September 30, 2019.

We have entered into interest rate swap agreements to fix interest rates on $50,000 of long-term debt through February 2024. The difference to be paid or received under the terms of the swap agreements is recognized as an adjustment to interest expense when settled.

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
Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.2% to 18.4% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.
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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. During the nine months ended September 30, 2019 quarter we recognized impairment charges of $1,100 for fixed assets relating to our restructuring activities. No other indicators of impairment were identified during the quarter ended September 30, 2019.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC No. 740 states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of its technical merits. We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
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
Significant Customers
Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Cummins Inc.	14.9%	16.0%	17.2%	14.7%
Toyota Motor Corporation	11.3%	9.9%	11.2%	10.6%
Honda Motor Co.	9.5%	10.8%	9.9%	10.4%

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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(e) of the Securities and Exchange Act of 1934, management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
The acquisition of Quality Thermistor, Inc. ("QTI") on July 31, 2019, represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting which was completed as of December 31, 2018. The QTI business utilizes separate information and accounting systems and processes. We intend to exclude the operations of QTI from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 31, 2019.
There were no other significant changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.
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

In thousands, except shares and price paid per share			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet By
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
July 1, 2019 through July 31, 2019	48,360	$27.94	48,360	$19,214
August 1, 2019 through August 31, 2019	47,300	$28.96	47,300	$17,844
September 1, 2019 through September 30, 2019	11,100	$28.96	11,100	$17,522
Total	106,760		106,760

Item 6.  Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1
The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings for the three months and nine months ended September 30, 2019 and 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months and nine months ended September 30, 2019 and 2018; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ William M. Cahill	/s/ Ashish Agrawal
William M. Cahill Chief Accounting Officer	Ashish Agrawal Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

Dated: October 24, 2019	Dated: October 24, 2019