Form 10-K
period 2019-12-31
CTS CORP
filed 2020-02-20
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth market	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 30, 2019, was approximately $890,000,000. There were 32,433,391 shares of common stock, without par value, outstanding on February 18, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 14, 2020 are incorporated by reference in Part III.

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
We design, manufacture, and sell a broad line of sensors, electronic components, and actuators primarily to original equipment manufacturers ("OEMs") and tier one suppliers for the aerospace and defense, industrial, information technology, medical, telecommunications, and transportation markets. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products and technologies within these categories.
We operate manufacturing facilities in North America, Asia, and Europe. Sales and marketing are accomplished through our sales engineers, independent manufacturers' representatives, and distributors.
See the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding the Company.

PRODUCTS BY MAJOR MARKETS
Our products perform specific electronic functions for a given product family and are intended for use in customer assemblies. Our major products consist principally of sensors and actuators used in passenger or commercial vehicles, electronic components used in telecommunications infrastructure, information technology and other high-speed applications, switches, temperature sensors, and potentiometers supplied to multiple markets, and fabricated piezoelectric materials and substrates used primarily in medical, industrial, aerospace and defense, and information technology markets.

CTS CORPORATION 2

The following table identifies major products by industry. Products are sold to several industry OEMs, tier one suppliers, and distributors.

Product Description	Transportation	Industrial	Medical	Aerospace and Defense	Telecom and IT
SENSE	●	●	●	●
(Controls, Pedals, Piezo Sensing Products, Sensors, Switches, Transducers)
CONNECT		●	●	●	●
(EMI/RFI Filters, Capacitors, Frequency Control, Resistors, RF filters)
MOVE	●	●			●
(Piezo Microactuators, Rotary Actuators)
The following table provides a breakdown of net sales by industry as a percent of consolidated net sales:

	2019	2018	2017
Industry
Transportation	64%	64%	65%
Industrial	17%	18%	18%
Medical	9%	9%	8%
Aerospace and Defense	7%	5%	4%
Telecommunications and IT	3%	4%	5%
% of consolidated net sales	100%	100%	100%

MARKETING AND DISTRIBUTION
Sales and marketing to OEMs is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Czech Republic, Denmark, Germany, India, Japan, Singapore, Taiwan, and the United States. Approximately 89% of 2019 net sales were attributable to our sales engineers.
Our sales engineers generally service our largest customers with application-specific products. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.
We utilize the services of independent manufacturers' representatives for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from us. During 2019, approximately 6% of net sales were attributable to independent manufacturers' representatives. We also use independent distributors. Independent distributors purchase products from us for resale to customers. In 2019, independent distributors accounted for approximately 5% of net sales.

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

CTS CORPORATION 3

Lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to us may vary. Occasionally, we may need to order raw materials in greater quantities and at higher prices to compensate for the variability of lead times for delivery. The price and availability of raw materials and manufactured components is subject to change due to, among other things, new laws and regulations, global economic and political events including strikes, and public health and safety concerns.
The ongoing coronavirus outbreak in China has resulted in travel restrictions and extended shutdown of certain businesses in the region, delaying the re-opening of two of our manufacturing facilities following the Lunar New Year holiday. We rely upon these facilities to support our business in China and to export components for use in our production in other facilities. In addition, we source raw materials and certain components from Chinese suppliers for use in our operations. The closures and limitations on movement in the region are adversely affecting our business and will adversely affect our sales and results of operations in the first quarter of 2020, and possibly longer if coronavirus consequences continue.

PATENTS, TRADEMARKS, AND LICENSES
We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products that we have designed and manufactured, as well as processes and equipment used in our manufacturing technology. We were issued 18 new U.S. patents and 15 non-U.S. patents in 2019 and currently hold 148 U.S. patents and 150 non-U.S. patents. We have 12 registered U.S. trademarks, 24 registered foreign trademarks and 4 international trademark registrations. We have licensed the right to use several of our patents. In 2019, license and royalty income was less than 1% of net sales.

MAJOR CUSTOMERS
Sales to our 15 largest customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2019	2018	2017
Total of 15 largest customers / net sales	61.9%	63.7%	64.4%
Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2019	2018	2017
Cummins Inc.	16.1%	15.2%	13.4%
Honda Motor Co.	11.6%	10.5%	11.2%
Toyota Motor Corporation	9.6%	10.5%	10.2%
We sell parts to these three transportation customers for certain vehicle platforms under purchase agreements that have no volume commitments and are subject to purchase orders issued from time to time.
No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our end market exposure.
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

CTS CORPORATION 4

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

NON-U.S. REVENUES AND ASSETS
Our net sales to customers originating from our non-U.S. operations as a percentage of total net sales were as follows:

	Years Ended December 31,
	2019	2018	2017
Net sales from non-U.S. operations	40%	33%	32%

Our percentages of total assets at non-U.S. locations were as follows:

	Years Ended December 31,
	2019	2018	2017
Total assets at non-U.S. operations	49%	46%	49%
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

EMPLOYEES
We employed 3,570 people at December 31, 2019, with 84% of these employees located outside the U.S. We employed 3,230 people at December 31, 2018.

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

CTS CORPORATION 5

EXECUTIVE OFFICERS OF THE COMPANY
Executive Officers.    The following serve as executive officers of CTS as of February 20, 2020. The executive officers are expected to serve until the next annual shareholders meeting, scheduled to be held on or about May 14, 2020, at which time the election of officers will be considered again by the Board of Directors.

Name	Age	Positions and Offices
Kieran O'Sullivan	57	President, Chief Executive Officer and Chairman of the Board
Ashish Agrawal	49	Vice President and Chief Financial Officer
Luis Francisco Machado	57	Vice President, General Counsel and Secretary

Kieran O'Sullivan - 57 - President, Chief Executive Officer and Chairman of the Board. Mr. O'Sullivan joined CTS on January 7, 2013. Before joining CTS, Mr. O'Sullivan served as Executive Vice President of Continental AG's Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006. Mr. O'Sullivan is a member of the board of directors, is chairman of the compensation committee, and is a member of the audit committee of LCI Industries, a supplier of components for manufacturers of recreational vehicles, manufactured homes, marine applications, and for the related aftermarkets of those industries.
Ashish Agrawal - 49 - Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer for CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Corporation, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer since 2007. Prior to that, Mr. Agrawal was with General Electric Co. in various positions since December 1994.
Luis Francisco Machado - 57 - Vice President, General Counsel and Secretary. Mr. Machado joined CTS in August 2015. Before joining CTS, Mr. Machado was at L Brands, Inc., a retailer of intimate apparel, home fragrance and beauty products under the Victoria's Secret, Pink, and Bath and Body Works Brands, as Senior Vice President, Legal and Assistant Secretary since August 2010, and Associate General Counsel, Corporate and Assistant Secretary of Wm. Wrigley Jr. Company since February 2006.
Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION 6

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

CTS CORPORATION 8

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

CTS CORPORATION 9

Public health or safety concerns and governmental restrictions, including the recent coronavirus outbreak, that impact the availability of raw materials, labor, or the movement of goods in some of the countries in which we operate could have a material adverse effect on our business, financial condition and operating results.

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

Losses in the financial markets could negatively impact pension asset returns and cash flow due to possible required contributions in the future.

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

CTS CORPORATION 10

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

CTS CORPORATION 11

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

In addition, we could be affected by future laws or regulations imposed in response to climate change concerns. Such laws or regulations could have a material adverse effect on our business, financial condition, and results of operations. Climate change initiatives may result in significant operational changes and expenditures, reduce demand for our products and adversely affect our business. We recognize that climate change is a global environmental concern. Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions. These agreements and measures may require equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs.  Regulatory initiatives to reduce greenhouse gas usage may also adversely impact some of the industries we serve and our supply chain, adversely impacting our sales and the value of our business.

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

CTS CORPORATION 12

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

CTS CORPORATION 13

Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.  Properties
As of February 20, 2020, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased
Albuquerque, New Mexico	114,525	Leased
Boise, Idaho	15,000	Leased
Haryana, India	19,400	Leased
Hopkinton, Massachusetts	32,000	Owned
Hradec Kralove, Czech Republic	30,680	Leased
Juarez, Mexico	114,600	Leased
Kaohsiung, Taiwan	75,900	Owned	(1)
Kvistgaard, Denmark	30,680	Leased
Lisle, Illinois	31,000	Leased
Matamoros, Mexico	51,000	Owned
Nogales, Mexico	64,000	Leased
Nupaky, Czech Republic	55,919	Leased
Ostrava, Czech Republic	67,600	Leased
Tecate, Mexico	22,537	Leased
Tianjin, China	225,000	Owned	(2)
Zhongshan, China	112,600	Leased
Total manufacturing	1,062,441
(1) Ground lease through 2026; restrictions on use and transfer apply.
(2) Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/Leased	Description
Brownsville, Texas	N/A	Owned	Land
Brownsville, Texas	10,000	Leased	Warehouse
El Paso, Texas	22,400	Leased	Office and warehouse
Matamoros, Mexico	20,000	Leased	Warehouse
Elkhart, Indiana	319,000	Owned	Idle facility
Elkhart, Indiana	93,000	Owned	Administrative offices and research
Farmington Hills, Michigan	1,800	Leased	Sales office
Lisle, Illinois	74,925	Leased	Administrative offices and research
Malden, Massachusetts	3,600	Leased	Administrative offices and research
Nagoya, Japan	800	Leased	Sales office
Singapore	5,600	Leased	Sales office
Yokohama, Japan	1,400	Leased	Sales office
Total non-manufacturing	552,525
We regularly assess the adequacy of our manufacturing facilities for manufacturing capacity, available labor, and proximity to our markets and major customers. Management believes our manufacturing facilities are suitable and adequate, and have sufficient capacity to meet our current needs. The extent of utilization varies from plant to plant and with general economic conditions. We

CTS CORPORATION 14

also review the operating costs of our facilities and may from time-to-time relocate a portion of our manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow.
Item 3.  Legal Proceedings
From time to time we are involved in litigation with respect to matters arising from the ordinary conduct of our business, and currently certain claims are pending against us. In the opinion of management, we believe we have established adequate accruals pursuant to U.S. generally accepted accounting principles for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based on presently available information. However, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operations, financial condition, or cash flows.
See Note 10 "Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Item 4.  Mine Safety Disclosures
        Not applicable.

CTS CORPORATION 15

PART II
Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 18, 2020, there were approximately 919 shareholders of record.
A summary of our repurchases of common stock during the fourth quarter of 2019 is as follows:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	6,250	$27.93	6,250	$17,347
November 1, 2019 - November 30, 2019	74,100	$27.09	74,100	$15,340
December 1, 2019 – December 31, 2019	53,694	$28.31	53,694	$13,820
Total	134,044		134,044
In February 2019, our Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25,000 in stock repurchases, which replaced the previous authorized plan that was approved by our Board of Directors in April 2015. The authorization has no expiration date. During the year ended December 31, 2019 we purchased 420,770 shares for approximately $11,746, of which $566 was repurchased under the previous plan and $11,180 was repurchased under the most recent board-authorized share repurchase program.

Shareholder Performance Graph
The following graph shows a five-year comparison of the cumulative total shareholder return on CTS common stock with the cumulative total returns of a general market index and a peer group index (S&P 500 and Dow Jones Electrical Components & Equipment Industry Group). The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2014.

CTS CORPORATION 16

Item 6.  Selected Financial Data
Five-Year Summary
(Amounts in thousands, except percentages and per share amounts)

	2019	% of Sales	2018	% of Sales	2017	% of Sales	2016	% of Sales	2015	% of Sales
Summary of Operations
Net sales	$468,999	100.0	$470,483	100.0	$422,993	100.0	$396,679	100.0	$382,310	100.0
Cost of goods sold	311,424	66.4	305,510	64.9	282,562	66.8	256,251	64.6	255,201	66.8
Gross Margin	157,575	33.6	164,973	35.1	140,431	33.2	140,428	35.4	127,109	33.2
Selling, general and administrative expenses	70,408	15.0	73,569	15.6	71,943	17.0	61,624	15.5	59,586	15.6
Research and development expenses	25,967	5.5	25,304	5.4	25,146	5.9	24,040	6.1	22,461	5.9
Non-recurring environmental expense	—	—	—	—	—	—	—	—	14,541	3.8
Restructuring charges	7,448	1.6	5,062	1.1	4,139	1.0	3,048	0.8	14,564	3.8
(Gain) loss on sale of assets	(63)	—	—	—	708	0.2	(11,450)	(2.9)	(2,156)	(0.6)
Operating earnings	53,815	11.5	61,038	13.0	38,495	9.1	63,166	15.9	18,113	4.7
Other (expense) income	(3,549)	(0.8)	(2,935)	(0.6)	1,758	0.4	(5,921)	(1.5)	(5,852)	(1.5)
Earnings before taxes	50,266	10.7	58,103	12.4	40,253	9.5	57,245	14.4	12,261	3.2
Income tax expense	14,120	3.0	11,571	2.5	25,805	6.1	22,865	5.8	5,307	1.4
Net earnings	$36,146	7.7	$46,532	9.9	$14,448	3.4	$34,380	8.7	$6,954	1.8
Retained earnings - beginning of year	478,847		420,160		410,979		381,840		380,145
Dividends declared	(5,227)		(5,278)		(5,267)		(5,241)		(5,259)
Implementation of new accounting standard	—		17,433		—		—		—
Retained earnings - end of year	$509,766		$478,847		$420,160		$410,979		$381,840

Net earnings per share:
Basic	$1.11		$1.41		$0.44		$1.05		$0.21
Diluted	$1.09		$1.39		$0.43		$1.03		$0.21

Average basic shares outstanding (000s)	32,700		33,024		32,892		32,728		32,959
Average diluted shares outstanding (000s)	33,105		33,569		33,420		33,251		33,484
Cash dividends per share (annualized)	$0.16		$0.16		$0.16		$0.16		$0.16
Capital expenditures	$21,733		$28,488		$18,094		$20,500		$9,723
Depreciation and amortization	$24,619		$22,514		$20,674		$18,992		$16,254

Financial Position at Year End
Current assets	$237,478		$239,359		$233,609		$215,707		$245,954
Current liabilities	96,948		103,993		102,412		98,129		94,620
Current ratio	2.4 to 1		2.3 to 1		2.3 to 1		2.2 to 1		2.5 to 1
Working capital	140,530		135,366		131,197		117,587		151,334
Inventories	42,237		43,486		36,596		28,652		24,600
Net property, plant and equipment	105,038		99,401		88,247		82,111		69,872
Total assets	643,354		548,341		539,696		517,697		483,373
Long-term debt	99,700		50,000		76,300		89,100		90,700
Long-term obligations, including long-term debt	141,187		66,419		93,479		101,686		107,099
Shareholders' equity	405,219		377,929		343,805		317,882		281,654
Common shares outstanding (000s)	32,472		32,751		32,938		32,762		32,548
Equity (book value) per share	$12.48		$11.54		$10.44		$9.70		$8.65
Stock price range	25.10-33.95		24.07-39.20		19.30-28.35		12.87-24.80		15.30-20.25

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
We manufacture sensors, actuators, and electronic components in North America, Europe, and Asia. CTS provides engineered products to OEMs and tier one suppliers in the aerospace and defense, industrial, information technology, medical, telecommunications, and transportation markets.
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
Results of Operations: Year Ended December 31, 2019, versus Year Ended December 31, 2018
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings for the years ended December 31, 2019, and December 31, 2018:

	Years Ended December 31,			Percent of Net Sales
	2019	2018	Percent Change	2019	2018
Net sales	$468,999	$470,483	(0.3)	100.0	100.0
Cost of goods sold	311,424	305,510	1.9	66.4	64.9
Gross margin	157,575	164,973	(4.5)	33.6	35.1
Selling, general and administrative expenses	70,408	73,569	(4.3)	15.0	15.6
Research and development expenses	25,967	25,304	2.6	5.5	5.4
Restructuring charges	7,448	5,062	47.1	1.6	1.1
(Gain) on sale of assets	(63)	—	—	—	—
Total operating expenses	103,760	103,935	(0.2)	22.1	22.1
Operating earnings	53,815	61,038	(11.8)	11.5	13.0
Other (expense) income, net	(3,549)	(2,935)	20.9	(0.8)	(0.6)
Earnings before income tax	50,266	58,103	(13.5)	10.7	12.4
Income tax expense	14,120	11,571	22.0	3.0	2.5
Net earnings	$36,146	$46,532	(22.3)	7.7	9.9
Diluted earnings per share:
Diluted net earnings per share	$1.09	$1.39

Sales were $468,999 for the year ended December 31, 2019, a decrease of $1,484, or 0.3% from 2018. Sales to transportation markets decreased $1,119 or 0.4%. Sales to other markets decreased $364 or 0.2%. The QTI acquisition, which was completed in July 2019, added $9,252 in sales for the year (see Note 19). Changes in foreign exchange rates decreased sales by $5,135 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro.
Gross margin as a percent of sales was 33.6% in 2019 versus 35.1% in 2018. The decrease in gross margin was driven primarily by lower volume, foundry inefficiency in our ceramics manufacturing operations, labor and commodity cost increases, a one-time purchase accounting step-up in the value of finished goods inventory acquired with our QTI acquisition, and an unfavorable impact from currency movements. These were partially offset by cost improvement projects as well as savings from our manufacturing transition project.
Selling, general and administrative ("SG&A") expenses were $70,408, or 15.0% of sales for the year ended December 31, 2019, versus $73,569 or 15.6% of sales in the comparable period of 2018. The 2019 SG&A costs include amortization of intangibles and other operating costs associated with the QTI acquisition as well as higher environmental expenses, which were offset by

CTS CORPORATION 18

lower short-term incentive compensation, the impact of cost reduction actions taken in the fourth quarter, and other cost controls during the year.
Research and development expenses were $25,967 or 5.5% of sales in 2019 compared to $25,304 or 5.4% of sales in 2018.
Restructuring charges were $7,448 for year ended December 31, 2019. The charges were mainly for building and equipment relocation, severance, and asset impairment charges related to the restructuring of certain operations, as well as a lease termination fee related to a property lease we acquired in the QTI acquisition. Restructuring charges were $5,062 in 2018.
Operating earnings were $53,815, or 11.5% of sales in 2019, compared to $61,038, or 13.0% of sales in 2018 as a result of the items discussed above.
Other income and expense items are summarized in the following table:

	Years Ended December 31,
	2019	2018
Interest expense	$(2,648)	$(2,085)
Interest income	1,737	1,826
Other (expense) income	(2,638)	(2,676)
Total other (expense) income, net	$(3,549)	$(2,935)
Interest expense increased mainly as a result of an increase in debt related to the QTI acquisition. Other expense in 2019 was principally driven by foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro, as well as an increase in pension expense.

	Years Ended December 31,
	2019	2018
Effective tax rate	28.1%	19.9%
The effective income tax rate in 2019 was 28.1% compared to 19.9% in the prior year. The tax rate in 2019 was higher than the U.S. statutory federal tax rate primarily due to foreign earnings that are taxed at higher rates,  the impact of taxes on unremitted earnings and unfavorable increases to reserves. The tax rate in 2018 was favorably impacted by a one-time rate change benefit related to the Tax Cuts and Jobs Act of 2017 resulting from the election of tax accounting method changes to accelerate deductions on the 2017 tax return, partially offset by a one-time withholding tax on repatriation of earnings from one of our foreign subsidiaries that was completed during the year to enable the use of tax credits due to expire in 2018.
Net earnings were $36,146 or $1.09 per diluted share for the year ended December 31, 2019, compared to earnings of $46,532 or $1.39 per diluted share in the comparable period of 2018.

CTS CORPORATION 19

Results of Operations: Years Ended December 31, 2018, versus Year Ended December 31, 2017
(Amounts in thousands, except percentages and per share amounts):
The following table highlights changes in significant components of the Consolidated Statements of Earnings for the years ended December 31, 2018, and December 31, 2017:

	Years Ended December 31,			Percent of Net Sales
	2018	2017	Percent Change	2018	2017
Net sales	$470,483	$422,993	11.2	100.0	100.0
Cost of goods sold	305,510	282,562	8.1	64.9	66.8
Gross margin	164,973	140,431	17.5	35.1	33.2
Selling, general and administrative expenses	73,569	71,943	2.3	15.6	17.0
Research and development expenses	25,304	25,146	0.6	5.4	5.9
Restructuring charges	5,062	4,139	22.3	1.1	1.0
Loss on sale of assets	—	708	(100.0)	—	0.2
Total operating expenses	103,935	101,936	2.0	22.1	24.1
Operating earnings	61,038	38,495	58.6	13.0	9.1
Other income (expense), net	(2,935)	1,758	(267.0)	(0.6)	0.4
Earnings before income tax	58,103	40,253	44.3	12.4	9.5
Income tax expense	11,571	25,805	(55.2)	2.5	6.1
Net earnings	$46,532	$14,448	222.1	9.9	3.4
Diluted earnings per share:
Diluted net earnings per share	$1.39	$0.43
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
Restructuring charges were $5,062 for year ended December 31, 2018. The charges were mainly for building and equipment relocation, severance, and travel costs related to the restructuring of certain operations as part of the 2016 Restructuring Plan. Restructuring charges were $4,139 in 2017.
The loss on sale of assets in 2017 was driven by a loss on the sale of vacant land at our Hopkinton, Massachusetts facility in September 2017.
Operating earnings were $61,038, or 13.0% of sales in 2018, compared to $38,495, or 9.1% of sales in 2017 as a result of the items discussed above.

CTS CORPORATION 20

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

Liquidity and Capital Resources
Cash and cash equivalents were $100,241 at December 31, 2019, and $100,933 at December 31, 2018, of which $98,309 and $96,762, respectively, were held outside the United States. The decrease in cash and cash equivalents of $692 was primarily driven by cash generated from operating activities of $64,405 and net proceeds from an increase in borrowings of long-term debt of $49,700, which were offset by the payment for the QTI acquisition of $73,906, capital expenditures of $21,733, treasury stock purchases of $11,746, dividends paid of $5,238, and taxes paid on behalf of equity award participants of $2,657. Total debt as of December 31, 2019, and December 31, 2018, was $99,700 and $50,000, respectively. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders’ equity, was 19.7% at December 31, 2019, compared to 11.7% at December 31, 2018.
Working capital increased by $5,164 from December 31, 2018, to December 31, 2019, driven mainly by the decrease in accrued payroll and benefits due to lower short-term incentive compensation and the decrease in accounts payable, which were partially offset by an increase in operating lease obligations.
Cash Flows from Operating Activities
Net cash provided by operating activities was $64,405 during the year ended December 31, 2019. Components of net cash provided by operating activities included net earnings of $36,146, depreciation and amortization expense of $24,619, stock-based compensation of $5,015, other net non-cash items totaling $5,160, and a net cash outflow from changes in assets and liabilities of $6,535.

CTS CORPORATION 21

Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2019, was $95,502, driven by the payment for the QTI acquisition of $73,906 and capital expenditures of $21,733.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2019, was $30,059. The net cash inflow was the result of net proceeds from an increase in borrowings of long-term debt of $49,700, which was partially offset by treasury stock purchases of $11,746, dividend payments of $5,238, and taxes paid on behalf of equity award participants of $2,657.
Capital Resources
Long-term debt was comprised of the following:

	As of December 31,
	2019	2018
Total credit facility	$300,000	$300,000
Balance Outstanding	$99,700	$50,000
Standby letters of credit	$1,800	$1,940
Amount available	$198,500	$248,060
Weighted-average interest rate	3.25%	3.10%
Commitment fee percentage per annum	0.23%	0.20%
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

CTS CORPORATION 22

Revenue Recognition
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
We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves have ranged from 0.1% to 0.7% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations of the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.
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
Impairment of Goodwill
Goodwill of a reporting unit is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to, the following:

CTS CORPORATION 23

•	Significant decline in market capitalization relative to net book value,

•	Significant adverse change in regulatory factors or in the business climate,

•	Unanticipated competition,

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•	Testing for recoverability of a significant asset group within a reporting unit, and

•	Allocation of a portion of goodwill to a business to be disposed.
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
Our latest assessment was performed using a qualitative approach as of October 1, 2019, and we determined that it was likely that the fair values of our reporting units were more than their carrying amounts, and therefore no impairment charges were recorded. We will monitor future results and will perform a test if indicators trigger an impairment review.
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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified during the year ended December 31, 2019.
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

CTS CORPORATION 24

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
Contractual Obligations
Our contractual obligations as of December 31, 2019, were:

	Payments due by period
	Total	2020	2021-2022	2023-2024	2025-beyond
Long-term debt, including interest	$111,586	$2,807	$5,876	$102,903	$—
Operating lease payments	37,610	4,467	8,764	7,813	16,566
Retirement obligations	6,447	757	1,429	1,328	2,933
Total	$155,643	$8,031	$16,069	$112,044	$19,499
We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition or changes in our financial condition.
Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

CTS CORPORATION 25

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
Interest Rate Risk
We are exposed to risk of changes in interest rates on our revolving credit facility. There was $99,700 and $50,000 outstanding under our revolving credit facility at December 31, 2019, and 2018, respectively. As of December 31, 2019, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through February 2024.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in China, Czech Republic, Mexico, and Taiwan. As of December 31, 2019, we had foreign currency forward contracts outstanding with a notional value of $8,011 to hedge our exposure against the Mexican Peso.
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
Public Health Risk
The coronavirus outbreak is adversely affecting our business. We and some of our suppliers and customers have facilities that were required by Chinese authorities to remain closed for a period of time following the Lunar New Year holiday, and when permitted to reopen, employees have been limited in their ability to return to work due to governmental restrictions. The consequences of the outbreak, and the actions taken to limit its spread, will adversely affect our sales and results of operations in the first quarter of 2020, and possibly longer if coronavirus consequences continue.

CTS CORPORATION 26

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CTS Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for operating leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Quality Thermistor, Inc.
As described further in Note 19 to the financial statements, the Company acquired Quality Thermistor, Inc. (QTI) on July 31, 2019 for a total purchase price of $75 million. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of approximately $33 million, which is primarily comprised of customer relationships of $31 million. The Company estimated the fair value of the customer relationships using the multi-period excess earnings method, which is an income approach that required management to make significant estimates and assumptions related to future revenues and cash flows and the selection of the discount rate. We identified the measurement of the acquisition-date fair value of the acquired customer relationships as a critical audit matter.

CTS CORPORATION 27

The principal consideration for our determination that the acquisition-date fair value of the customer relationships is a critical audit matter was the evaluation required a high degree of estimation uncertainty in determining the following internally developed assumptions for which there was limited observable market information: 1) forecasted revenue growth rates for existing customers, 2) estimated customer attrition rate, and 3) the discount rate.

Our audit procedures related to the critical audit matter included the following, among others:

•
Tested certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the key assumptions such as the forecasted revenues, customer attrition rate, and the discount rate.

•	Evaluated the Company’s forecasted revenue growth rates for existing customers by comparing the forecasted growth assumptions to peer and historical results.

•	Tested the Company’s selected customer attrition rate by comparing it to QTI’s historical customer attrition data.

•
Assessed the Company’s discount rate by comparing it against a discount rate range that was independently developed using a publicly available market data for comparable peers and performing a sensitivity analysis based on that data.

Specialists were utilized in evaluating significant assumptions, including the customer attrition rate and discount rate.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2005.
Chicago, Illinois
February 20, 2020

CTS CORPORATION 28

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net sales	$468,999	$470,483	$422,993
Cost of goods sold	311,424	305,510	282,562
Gross margin	157,575	164,973	140,431
Selling, general and administrative expenses	70,408	73,569	71,943
Research and development expenses	25,967	25,304	25,146
Restructuring charges	7,448	5,062	4,139
(Gain) loss on sale of assets	(63)	—	708
Operating earnings	53,815	61,038	38,495
Other (expense) income:
Interest expense	(2,648)	(2,085)	(3,343)
Interest income	1,737	1,826	1,284
Other (expense) income	(2,638)	(2,676)	3,817
Total other (expense) income, net	(3,549)	(2,935)	1,758
Earnings before taxes	50,266	58,103	40,253
Income tax expense	14,120	11,571	25,805
Net earnings	$36,146	$46,532	$14,448
Net earnings per share:
Basic	1.11	1.41	0.44
Diluted	1.09	1.39	0.43
Basic weighted-average common shares outstanding	32,700	33,024	32,892
Effect of dilutive securities	405	545	528
Diluted weighted-average common shares outstanding	33,105	33,569	33,420
Cash dividends declared per share	$0.16	$0.16	$0.16
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 29

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net earnings	$36,146	$46,532	$14,448
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	(509)	795	110
Changes in unrealized pension cost, net of tax	6,439	(1,830)	13,687
Cumulative translation adjustment, net of tax	83	(311)	437
Other comprehensive earnings (loss)	$6,013	$(1,346)	$14,234
Comprehensive earnings	$42,159	$45,186	$28,682
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 30

CTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$100,241	$100,933
Accounts receivable, net	78,008	79,518
Inventories, net	42,237	43,486
Other current assets	16,992	15,422
Total current assets	237,478	239,359
Property, plant and equipment, net	105,038	99,401
Operating lease assets, net	24,644	—
Other assets
Prepaid pension asset	62,082	54,100
Goodwill	106,056	71,057
Other intangible assets, net	85,215	60,180
Deferred income taxes	19,795	22,201
Other assets	3,046	2,043
Total other assets	276,194	209,581
Total Assets	$643,354	$548,341
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$48,219	$51,975
Operating lease obligations	2,787	—
Accrued payroll and benefits	9,564	14,671
Accrued expenses and other liabilities	36,378	37,347
Total current liabilities	96,948	103,993
Long-term debt	99,700	50,000
Long-term operating lease obligations	24,926	—
Long-term pension obligations	6,632	6,510
Deferred income taxes	5,637	3,990
Other long-term obligations	4,292	5,919
Total Liabilities	238,135	170,412
Commitments and Contingencies (Note 10)
Shareholders' Equity
Common stock	307,932	306,697
Additional contributed capital	43,689	42,820
Retained earnings	509,766	478,847
Accumulated other comprehensive loss	(91,726)	(97,739)
Total shareholders' equity before treasury stock	769,661	730,625
Treasury stock	(364,442)	(352,696)
Total shareholders' equity	405,219	377,929
Total Liabilities and Shareholders' Equity	$643,354	$548,341
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 31

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$36,146	$46,532	$14,448
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,619	22,514	20,674
Stock-based compensation	5,015	5,256	4,184
Restructuring and impairment charges	1,704	—	—
Pension and other post-retirement plan expense	1,009	422	11,570
Deferred income taxes	2,413	(1,008)	16,710
(Gain) loss on sale of assets	(63)	—	708
Loss (gain) on foreign currency hedges, net of cash received	97	(82)	94
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	3,784	(9,877)	(5,198)
Inventories	4,371	(7,521)	(5,404)
Other assets	(2,605)	(2,675)	(1,531)
Operating lease assets	(2,578)	—	—
Accounts payable	(4,658)	5,113	5,387
Accrued payroll and benefits	(5,940)	2,349	(1,666)
Accrued expenses and other liabilities	(3,405)	(3,795)	28
Income taxes payable	941	1,564	(4,555)
Operating lease liabilities	2,921	—	—
Other liabilities	921	(258)	2,918
Pension and other post-retirement plans	(287)	(382)	(319)
Total adjustments	28,259	11,620	43,600
Net cash provided by operating activities	64,405	58,152	58,048
Cash flows from investing activities:
Capital expenditures	(21,733)	(28,488)	(18,094)
Proceeds from sale of assets	137	3	541
Payments for acquisitions, net of cash acquired	(73,906)	—	(19,121)
Net cash used in investing activities	(95,502)	(28,485)	(36,674)
Cash flows from financing activities:
Payments of long-term debt	(1,885,800)	(1,060,100)	(1,518,200)
Proceeds from borrowings of long-term debt	1,935,500	1,033,800	1,505,400
Payments of short-term notes payable	—	—	(1,150)
Purchase of treasury stock	(11,746)	(9,440)	—
Dividends paid	(5,238)	(5,285)	(5,260)
Taxes paid on behalf of equity award participants	(2,657)	(1,468)	(1,604)
Net cash provided by (used) in financing activities	30,059	(42,493)	(20,814)
Effect of exchange rate on cash and cash equivalents	346	187	(793)
Net decrease in cash and cash equivalents	(692)	(12,639)	(233)
Cash and cash equivalents at beginning of year	100,933	113,572	113,805
Cash and cash equivalents at end of year	$100,241	$100,933	$113,572
Supplemental cash flow information:
Cash paid for interest	$1,961	$1,582	$2,130
Cash paid for income taxes, net	$11,113	$9,916	$10,884
Non-cash investing and financing activities:
Capital expenditures incurred not paid	$4,077	$4,312	$5,914
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 32

CTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at January 1, 2017	$302,832	$40,521	$410,979	$(93,194)	$(343,256)	$317,882
Net earnings	—	—	14,448	—	—	14,448
Changes in fair market value of derivatives, net of tax	—	—	—	110	—	110
Changes in unrealized pension cost, net of tax	—	—	—	13,687	—	13,687
Cumulative translation adjustment, net of tax	—	—	—	437	—	437
Cash dividends of $0.16 per share	—	—	(5,267)	—	—	(5,267)
Issued shares on vesting of restricted stock units	1,945	(3,549)	—	—	—	(1,604)
Stock compensation	—	4,112	—	—	—	4,112
Balances at December 31, 2017	$304,777	$41,084	$420,160	$(78,960)	$(343,256)	$343,805
Net earnings	—	—	46,532	—	—	46,532
Changes in fair market value of derivatives, net of tax	—	—	—	795	—	795
Changes in unrealized pension cost, net of tax	—	—	—	(1,830)	—	(1,830)
Cumulative translation adjustment, net of tax	—	—	—	(311)	—	(311)
Cash dividends of $0.16 per share	—	—	(5,278)	—	—	(5,278)
Acquired 342,100 shares of treasury stock	—	—	—	—	(9,440)	(9,440)
Issued shares on vesting of restricted stock units	1,920	(3,389)	—	—	—	(1,469)
Implementation of ASU No. 2018-02	—	—	17,433	(17,433)	—	—
Stock compensation	—	5,125	—	—	—	5,125
Balances at December 31, 2018	$306,697	$42,820	$478,847	$(97,739)	$(352,696)	$377,929
Net earnings	—	—	36,146	—	—	36,146
Changes in fair market value of derivatives, net of tax	—	—	—	(509)	—	(509)
Changes in unrealized pension cost, net of tax	—	—	—	6,439	—	6,439
Cumulative translation adjustment, net of tax	—	—	—	83	—	83
Cash dividends of $0.16 per share	—	—	(5,227)	—	—	(5,227)
Acquired 420,770 shares for treasury stock	—	—	—	—	(11,746)	(11,746)
Issued shares on vesting of restricted stock units	1,235	(3,891)	—	—	—	(2,656)
Stock compensation	—	4,760	—	—	—	4,760
Balances at December 31, 2019	$307,932	$43,689	$509,766	$(91,726)	$(364,442)	$405,219
The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 1 — Summary of Significant Accounting Policies
Description of Business: CTS Corporation ("CTS", "we", "our", "us" or the "Company") is a global manufacturer of sensors, electronic components, and actuators operating as a single reportable business segment. We operate manufacturing facilities located throughout North America, Asia and Europe and service major markets globally.
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
Concentration of Credit Risk: Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade receivables. Our cash and cash equivalents, at times, may exceed federally insured limits. Cash and cash equivalents are deposited primarily in banking institutions with global operations. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk related to cash and cash equivalents.
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
Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2019	2018	2017
Cummins Inc.	16.1%	15.2%	13.4%
Honda Motor Co.	11.6%	10.5%	11.2%
Toyota Motor Corporation	9.6%	10.5%	10.2%

We sell parts to these three transportation customers for certain vehicle platforms under purchase agreements that have no volume commitments and are subject to purchase orders issued on a periodic basis.
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
Retirement Plans: We have various defined benefit and defined contribution retirement plans. Our policy is to annually fund the defined benefit pension plans at or above the minimum required by law. We: 1) recognize the funded status of a benefit plan (measured as the difference between plan assets at fair value and the projected benefit obligation) in our Consolidated Balance Sheets; 2) recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit/cost as a component of other comprehensive earnings; and 3) measure defined benefit plan assets and obligations as of the date of our fiscal year-end. See Note 6, "Retirement Plans" for further information.

CTS CORPORATION 34

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed primarily over the estimated useful lives of the various classes of assets using the straight-line method. Useful lives for buildings and improvements range from 10 to 45 years, machinery and equipment from 3 to 15 years, and software from 2 to 15 years. Depreciation on leasehold improvements is computed over the lesser of the lease term or estimated useful lives of the assets. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, any related gains or losses are included in operating earnings.
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
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Earnings. Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets.
See Note 18, "Income Taxes" for further information.
Goodwill and Indefinite-lived Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the net assets acquired in a business combination. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company tests for goodwill impairment as of the first day of its fourth fiscal quarter of each year.
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
We completed our annual impairment test during 2019 by performing a qualitative assessment and determined that our goodwill was not impaired as of the measurement date. We have not recorded any impairment of goodwill or other indefinite-lived intangible assets in the years ended December 31, 2019, 2018 and 2017.
Other Intangible Assets and Long-lived Assets: We account for long-lived assets (excluding indefinite-lived intangible assets) in accordance with the provisions of ASC 360, Property, Plant, and Equipment. This statement requires that long-lived assets, which includes fixed assets and finite-lived intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment test is warranted, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the

CTS CORPORATION 35

impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
We occasionally enter into agreements with our customers whereby we receive a contractual guarantee to be reimbursed the costs we incur to construct molds, dies, and other tools that are used to make many of the products we sell. The costs we incur are included in other current assets on the Consolidated Balance Sheets until reimbursement is received from the customer. Reimbursements received from customers are netted against such costs and included in our Consolidated Statements of Earnings if the amount received is in excess of the costs that we incur. The following is a summary of amounts to be received from customers as of December 31, 2019, and 2018:

	As of December 31,
	2019	2018
Cost of molds, dies and other tools included in other current assets	$7,690	$5,388

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

CTS CORPORATION 36

Stock-Based Compensation: We recognize expense related to the fair value of stock-based compensation awards, consisting of restricted stock units ("RSUs"), cash-settled restricted stock units, performance share units ("PSU's"), and stock options, in the Consolidated Statements of Earnings.
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
Both our stock option and RSU awards primarily have a graded vesting schedule. We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Compensation expense for PSUs is measured by determining the fair value of the award using the closing share price on the grant date and is recognized ratably from the grant date to the vesting date for the number of awards expected to vest. The amount of compensation expense recognized for PSUs is dependent upon a quarterly assessment of the likelihood of achieving the performance conditions and is subject to adjustment based on management's assessment of the Company's performance relative to the target number of shares performance criteria.
See Note 16, "Stock-Based Compensation" for further information.
Earnings Per Share: Basic earnings per share excludes any dilution and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period.
Diluted earnings per share is calculated by dividing net earnings by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to performance share units for which the performance conditions would have been met as of the end of the period and therefore would be considered contingently issuable. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share.
Our antidilutive securities consist of the following:

	Years Ended December 31,
(units)	2019	2018	2017
Antidilutive securities	22,040	18,138	22,110

Foreign Currencies: The financial statements of our non-U.S. subsidiaries, except the United Kingdom ("U.K.") subsidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings.
Foreign currency (losses) gains recorded in the Consolidated Statement of Earnings includes the following:

	Years Ended December 31,
	2019	2018	2017
Foreign currency (losses) gains	$(1,797)	$(2,619)	$3,052

The assets and liabilities of our U.K. subsidiary are translated into U.S. dollars at the current exchange rate at period end, with the resulting translation adjustments made directly to the "accumulated other comprehensive loss" component of shareholders' equity. Our Consolidated Statement of Earnings accounts are translated at the average rates during the period.

CTS CORPORATION 37

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
Changes in Accounting Principles: Beginning in January 2019, CTS adopted the provisions of Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" under the optional transition method, which requires, if necessary, a cumulative effect adjustment to the opening balance of retained earnings. The lease liability is based on the present value of minimum lease payments discounted using our secured incremental borrowing rate at the date of adoption. Existing deferred rent liabilities, resulting from our historical practice of using the straight line method for recognizing lease expense, were reclassified upon adoption to reduce the measurement of the lease assets. We elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases at adoption. Our leases are classified as operating leases and expense is recorded in a manner similar to historical accounting guidance. We have also elected the practical expedient to not separate lease and non-lease components for the majority of our leases and to keep leases with an initial term of 12 months or less off of the balance sheet. Upon adoption we recorded a lease liability of $24,792 and a right of use asset of $22,066. No adjustment to the opening balance of retained earnings was required.
Recently Issued Accounting Pronouncements
ASU No. 2019-12 "Simplifying the Accounting for Income Taxes"

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We will adopt this ASU in the first quarter of 2020 and it is not expected to have a material impact on our consolidated financial statements.

ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General"

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General." This ASU modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs; while other disclosures have been added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and for interim periods therein with early adoption permitted. Adoption on a retrospective basis for all periods presented is required. This ASU will impact our financial statement disclosures but will not have an impact on our consolidated financial position, results of operations, or cash flows.
ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement"
In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement". This ASU modified the disclosures related to recurring and nonrecurring fair value measurements. Disclosures related to the transfer of assets between Level 1 and Level 2 hierarchies have been eliminated and various additional disclosures related to Level 3 fair value measurements have been added, modified or removed. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. We will adopt this ASU in the first quarter of 2020 it is not expected to have a material impact on our financial statement disclosures.
ASU No. 2016-16 "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory"
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory". This ASU is meant to improve the accounting for the income tax effect of intra-entity transfers of assets other than inventory. Currently, U.S. GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers until the asset is sold to a third party. This ASU will now require companies to recognize the income tax effect of an intra-entity asset transfer (other than inventory)

CTS CORPORATION 38

when the transaction occurs. This ASU is effective for public companies, for fiscal years beginning after December 15, 2019 and interim periods within those annual reporting periods. Early adoption is permitted and is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We will adopt this ASU during the first quarter of 2020 and it is not expected to have a material impact on our financial statements.
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We adopted this ASU on January 1, 2020 and we have determined that it will not have a material impact on our financial statements.

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

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of December 31, 2019 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Consolidated Balance Sheets are as follows:

	As of December 31,
	2019	2018
Contract Assets
Prepaid rebates included in Other current assets	$64	$65
Prepaid rebates included in Other assets	1,853	999
Total Contract Assets	$1,917	$1,064

Contract Liabilities
Customer discounts and price concessions included in Accrued expenses and other liabilities	$(2,070)	$(1,656)
Customer rights of return included in Accrued expenses and other liabilities	(807)	(325)
Total Contract Liabilities	$(2,877)	$(1,981)

CTS CORPORATION 39

During the twelve months ended December 31, 2019, we recognized revenues of $256 that was included in contract liabilities at the beginning of the period.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Twelve Months Ended December 31,
	2019	2018
Transportation	$299,005	$300,124
Industrial	78,369	86,968
Medical	41,901	40,663
Aerospace & Defense	32,569	23,323
Telecom & IT	17,155	19,405
Total	$468,999	$470,483

NOTE 3 — Accounts Receivable
The components of accounts receivable are as follows:

	As of December 31,
	2019	2018
Accounts receivable, gross	$78,269	$79,902
Less: Allowance for doubtful accounts	(261)	(384)
Accounts receivable, net	$78,008	$79,518

NOTE 4 — Inventories
Inventories consist of the following:

	As of December 31,
	2019	2018
Finished goods	$9,447	$10,995
Work-in-process	14,954	12,129
Raw materials	23,363	25,746
Less: Inventory reserves	(5,527)	(5,384)
Inventories, net	$42,237	$43,486

CTS CORPORATION 40

NOTE 5 — Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	As of December 31,
	2019	2018
Land and land improvements	$1,095	$1,136
Buildings and improvements	68,350	70,522
Machinery and equipment	224,312	231,619
Less: Accumulated depreciation	(188,719)	(203,876)
Property, plant and equipment, net	$105,038	$99,401

Depreciation expense recorded in the Consolidated Statements of Earnings includes the following:

	For the Years Ended
	2019	2018	2017
Depreciation expense	$16,849	$15,697	$14,071

NOTE 6 — Retirement Plans
We have a number of noncontributory defined benefit pension plans ("pension plans") covering approximately 3% of our active employees. Pension plans covering salaried employees provide pension benefits that are based on the employees´ years of service and compensation prior to retirement. Pension plans covering hourly employees generally provide benefits of stated amounts for each year of service.
We also provide post-retirement life insurance benefits for certain retired employees. Domestic employees who were hired prior to 1982 and certain former union employees are eligible for life insurance benefits upon retirement. We fund life insurance benefits through term life insurance policies and intend to continue funding all of the premiums on a pay-as-you-go basis.
We recognize the funded status of a benefit plan in our consolidated balance sheets. The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation. We also recognize, as a component of other comprehensive earnings, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit/cost.
The measurement dates for the pension plans for our U.S. and non-U.S. locations were December 31, 2019, and 2018.
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
In February 2020, the CTS Board of Directors authorized and empowered management to explore termination of our U.S. based pension plans at management's discretion, subject to certain conditions. Management has not yet made a final decision on whether to pursue a plan termination and the potential timing thereof.

CTS CORPORATION 41

The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the pension plans for U.S. and non-U.S. locations at the measurement dates.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2019	2018	2019	2018
Accumulated benefit obligation	$220,339	$205,319	$1,854	$1,936
Change in projected benefit obligation:
Projected benefit obligation at January 1	$205,319	$228,934	$2,756	$3,140
Service cost	—	—	37	43
Interest cost	7,724	7,123	31	42
Benefits paid	(14,834)	(14,781)	(408)	(669)
Actuarial loss (gain)	22,130	(15,957)	153	287
Foreign exchange impact	—	—	64	(87)
Projected benefit obligation at December 31	$220,339	$205,319	$2,633	$2,756
Change in plan assets:
Assets at fair value at January 1	$258,327	$284,762	$1,425	$1,777
Actual return on assets	37,680	(11,757)	73	67
Company contributions	103	103	295	300
Benefits paid	(14,834)	(14,781)	(408)	(669)
Foreign exchange impact	—	—	34	(50)
Assets at fair value at December 31	$281,276	$258,327	$1,419	$1,425
Funded status (plan assets less projected benefit obligations)	$60,937	$53,008	$(1,214)	$(1,331)
The measurement dates for the post-retirement life insurance plan were December 31, 2019, and 2018. The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the post-retirement life insurance plan at those measurement dates.

	Post-Retirement Life Insurance Plan
	2019	2018
Accumulated benefit obligation	$4,766	$4,595
Change in projected benefit obligation:
Projected benefit obligation at January 1	$4,595	$5,134
Service cost	1	2
Interest cost	170	156
Benefits paid	(145)	(157)
Actuarial loss (gain)	145	(540)
Projected benefit obligation at December 31	$4,766	$4,595
Change in plan assets:
Assets at fair value at January 1	$—	$—
Actual return on assets	—	—
Company contributions	145	157
Benefits paid	(145)	(157)
Other	—	—
Assets at fair value at December 31	$—	$—
Funded status (plan assets less projected benefit obligations)	$(4,766)	$(4,595)

The components of the prepaid (accrued) cost of the domestic and foreign pension plans are classified in the following lines in the Consolidated Balance Sheets at December 31:

	U.S.Pension Plans		Non-U.S. Pension Plans
	2019	2018	2019	2018
Prepaid pension asset	$62,082	$54,100	$—	$—
Accrued expenses and other liabilities	(100)	(100)	—	—
Long-term pension obligations	(1,045)	(992)	(1,214)	(1,331)
Net prepaid (accrued) cost	$60,937	$53,008	$(1,214)	$(1,331)

CTS CORPORATION 42

The components of the accrued cost of the post-retirement life insurance plan are classified in the following lines in the Consolidated Balance Sheets at December 31:

	Post-Retirement Life Insurance Plan
	2019	2018
Accrued expenses and other liabilities	$(393)	$(407)
Long-term pension obligations	(4,373)	(4,188)
Total accrued cost	$(4,766)	$(4,595)

We have also recorded the following amounts to accumulated other comprehensive loss for the U.S. and non-U.S. pension plans, net of tax:

	U.S.Pension Plans	Non-U.S. Pension Plans
	Unrecognized Loss	Unrecognized Loss
Balance at January 1, 2018	$75,740	$1,898
Amortization of retirement benefits, net of tax	(4,538)	(126)
Settlements	—	—
Net actuarial gain	6,732	196
Foreign exchange impact	—	(52)
Tax impact due to implementation of ASU 2018-02	17,560	—
Balance at January 1, 2019	$95,494	$1,916
Amortization of retirement benefits, net of tax	(4,060)	(138)
Net actuarial (loss) gain	(2,604)	78
Foreign exchange impact	—	44
Balance at December 31, 2019	$88,830	$1,900
We have recorded the following amounts to accumulated other comprehensive loss for the post-retirement life insurance plan, net of tax:

Unrecognized Gain
Balance at January 1, 2018	$(379)
Amortization of retirement benefits, net of tax	36
Net actuarial loss	(418)
Tax impact due to implementation of ASU No. 2018-02	(88)
Balance at January 1, 2019	$(849)
Amortization of retirement benefits, net of tax	129
Net actuarial gain	112
Balance at December 31, 2019	$(608)

The accumulated actuarial gains and losses included in other comprehensive earnings are amortized in the following manner:

The component of unamortized net gains or losses related to our qualified pension plans is amortized based on the expected future life expectancy of the plan participants (estimated to be approximately 17 years at December 31, 2019), because substantially all of the participants in those plans are inactive. The component of unamortized net gains or losses related to our post-retirement life insurance plan is amortized based on the estimated remaining future service period of the plan participants (estimated to be approximately 4 years at December 31, 2019). The Company uses a market-related approach to value plan assets, reflecting changes in the fair value of plan assets over a five-year period. The variance resulting from the difference between the expected and actual return on plan assets is included in the amortization calculation upon reflection in the market-related value of plan assets.
In 2020, we expect to recognize approximately $6,429 of pre-tax losses included in accumulated other comprehensive loss related to our pension plans and post-retirement life insurance plan, respectively.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those Pension Plans with accumulated benefit obligation in excess of fair value of plan assets is shown below:

CTS CORPORATION 43

	As of December 31,
	2019	2018
Projected benefit obligation	$3,778	$3,848
Accumulated benefit obligation	$2,999	$3,028
Fair value of plan assets	$1,418	$1,426

Net pension expense (income) includes the following components:

	Years Ended December 31,			Years Ended December 31,
	U.S. Pension Plans			Non-U.S. Pension Plans
	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$37	$43	$48
Interest cost	7,724	7,123	8,273	31	42	34
Expected return on plan assets(1)	(12,187)	(12,898)	(16,243)	(17)	(25)	(20)
Amortization of unrecognized loss	5,246	5,863	5,785	170	162	155
Settlement loss	—	—	13,476	—	—	—
Net expense (income)	$783	$88	$11,291	$221	$222	$217
Weighted-average actuarial assumptions(2)
Benefit obligation assumptions:
Discount rate	3.15%	4.30%	3.63%	1.00%	1.13%	1.38%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%	2.00%
Pension income/expense assumptions:
Discount rate	4.30%	3.63%	4.16%	1.13%	1.38%	1.13%
Expected return on plan assets(1)	4.61%	4.72%	5.61%	1.13%	1.38%	1.13%
Rate of compensation increase	N/A	N/A	N/A	3.00%	2.00%	2.00%

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

(2)	During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.
Net post-retirement expense includes the following components:

	Post-Retirement Life Insurance Plan
	Years Ended December 31,
	2019	2018	2017
Service cost	$1	$2	$2
Interest cost	170	156	161
Amortization of unrecognized gain	(166)	(46)	(101)
Net expense	$5	$112	$62
Weighted-average actuarial assumptions (1)
Benefit obligation assumptions:
Discount rate	3.09%	4.26%	3.59%
Rate of compensation increase	N/A	N/A	N/A
Pension income/post-retirement expense assumptions:
Discount rate	4.26%	3.59%	4.10%
Rate of compensation increase	N/A	N/A	N/A

(1)	During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

CTS CORPORATION 44

Our pension plan asset allocation at December 31, 2019, and 2018, and target allocation for 2020 by asset category are as follows:

	Target Allocations	Percentage of Plan Assets at December 31,
Asset Category	2020	2019	2018
Equity securities	13%	13%	12%
Debt securities	83%	83%	84%
Other	4%	4%	4%
Total	100%	100%	100%

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
The following table summarizes the fair values of our pension plan assets:

	As of December 31,
	2019	2018
Equity securities - U.S. holdings(1)	$24,586	$20,469
Equity funds - U.S. holdings(1) (7)	—	54
Bond funds - government(4) (7)	33,991	19,146
Bond funds - other(5) (7)	207,901	202,393
Real estate(6) (7)	2,979	2,652
Cash and cash equivalents(2)	5,700	5,866
Partnerships(3)	7,539	9,172
Total fair value of plan assets	$282,696	$259,752

The fair values at December 31, 2019, are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Leveled	Total
Equity securities - U.S. holdings(1)	$24,586	$—	$—	$—	$24,586
Bond funds - government(4) (7)	—	—	—	33,991	33,991
Bond funds - other(5) (7)	—	—	—	207,901	207,901
Real estate(6) (7)	—	—	—	2,979	2,979
Cash and cash equivalents(2)	5,700	—	—	—	5,700
Partnerships(3)	—	—	7,539	—	7,539
Total	$30,286	$—	$7,539	$244,871	$282,696

CTS CORPORATION 45

The fair values at December 31, 2018, are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Leveled	Total
Equity securities - U.S. holdings(1)	$20,469	$—	$—	$—	$20,469
Equity funds - U.S.holdings(1) (7)	—	—	—	54	54
Bond funds - government(4) (7)	—	—	—	19,146	19,146
Bond funds - other(5) (7)	—	—	—	202,393	202,393
Real estate(6) (7)	—	—	—	2,652	2,652
Cash and cash equivalents(2)	5,866	—	—	—	5,866
Partnerships(3)	—	—	9,172	—	9,172
Total	$26,335	$—	$9,172	$224,245	$259,752

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

(2)	Comprised of investment grade short-term investment and money-market funds.

(3)	Comprised of partnerships that invest in various U.S. and international industries.

(4)	Comprised of long-term government bonds with a minimum maturity of 10 years and zero-coupon Treasury securities ("Treasury Strips") with maturities greater than 20 years.

(5)
Comprised predominately of investment grade U.S. corporate bonds with maturities greater than 10 years and U.S. high-yield corporate bonds; emerging market debt (local currency sovereign bonds, U.S. dollar-denominated sovereign bonds and U.S. dollar-denominated corporate bonds); and U.S. bank loans.

(6)
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

(7)
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

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable.
The table below reconciles the Level 3 partnership assets within the fair value hierarchy:

Amount
Fair value of Level 3 partnership assets at January 1, 2018	$10,787
Capital contributions	78
Realized and unrealized gain	1,154
Capital distributions	(2,847)
Fair value of Level 3 partnership assets at December 31, 2018	$9,172
Capital contributions	120
Realized and unrealized gain	(139)
Capital distributions	(1,614)
Fair value of Level 3 partnership assets at December 31, 2019	$7,539

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

CTS CORPORATION 46

We expect to make $493 of contributions to the U.S. plans and $261 of contributions to the non-U.S. plans during 2020.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Pension Plans	Non-U.S. Pension Plans	Post-Retirement Life Insurance Plan
2020	$15,514	$46	$393
2021	15,399	54	377
2022	15,218	82	362
2023	14,983	69	347
2024	14,706	84	332
2025-2029	68,594	715	1,468
Total	$144,414	$1,050	$3,279

Defined Contribution Plans
We sponsor a 401(k) plan that covers substantially all of our U.S. employees. Contributions and costs are generally determined as a percentage of the covered employee's annual salary.
Expenses related to defined contribution plans include the following:

	Years Ended December 31,
	2019	2018	2017
401(k) and other defined contribution plan expense	$3,125	$3,256	$3,141

CTS CORPORATION 47

NOTE 7 — Goodwill and Other Intangible Assets
Other Intangible Assets
The following is a summary of the Company’s other intangible assets as of December 31:

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Amortization Period (in years)
Other intangible assets:
Customer lists / relationships	$92,194	$(38,682)	$53,512	10.8
Technology and other intangibles	47,925	(18,422)	29,503	8.7
In process research and development	2,200	—	2,200	—
Other intangible assets, net	$142,319	$(57,104)	$85,215	10.1
Amortization expense for the year ended December 31, 2019		$7,770

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$64,323	$(37,088)	$27,235
Technology and other intangibles	44,460	(13,715)	30,745
In process research and development	2,200	—	2,200
Other intangible assets, net	$110,983	$(50,803)	$60,180
Amortization expense for the year ended December 31, 2018		$6,817
Amortization expense for the year ended December 31, 2017		$6,603

The estimated amortization expense for the next five years and thereafter is as follows:

Amortization expense
2020	$9,051
2021	8,893
2022	8,657
2023	6,651
2024	6,479
Thereafter	45,484
Total future amortization expense	$85,215

Goodwill
Changes in the net carrying value amount of goodwill were as follows:

Total
Goodwill as of December 31, 2017	$71,057
Increase from acquisitions	—
Goodwill as of December 31, 2018	$71,057
Increase from acquisition	34,999
Goodwill as of December 31, 2019	$106,056

We performed our impairment test as of October 1, 2019, our measurement date, and concluded there was no impairment in any of our reporting units.

CTS CORPORATION 48

NOTE 8 — Costs Associated with Exit and Restructuring Activities
Restructuring charges are reported as a separate line within operating earnings in the Consolidated Statements of Earnings. Total restructuring charges were:

	Years Ended December 31,
	2019	2018	2017
Restructuring charges	$7,448	$5,062	$4,139

2016 Plan

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart, IN facility and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes were also implemented in various other locations. In 2017, we revised this plan to include an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which have now been consolidated into a single facility. Restructuring charges under this plan, which is substantially complete, were $4,284, $4,559, and $4,139 during the years ended December 31, 2019, 2018, and 2017, respectively. The total restructuring liability related to the June 2016 Plan was $233 and $668 at December 31, 2019 and 2018, respectively. Any additional costs related to line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through December 31, 2019:

June 2016 Plan	Planned Costs	Actual costs incurred through December 31, 2019
Workforce reduction	$3,075	$3,340
Building and equipment relocation	9,025	10,534
Asset impairment charge	—	1,168
Other charges (1)	1,300	988
Restructuring charges	$13,400	$16,030

(1) Other charges include the effects of currency translation, travel, legal and other charges.

2014 Plan
In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint ("April 2014 Plan"). These restructuring actions were substantially completed during 2015. Restructuring charges under this plan were $(248), $503, and $0 during the years ended December 31, 2019, 2018, and 2017, respectively. The total restructuring liability related to the April 2014 Plan was $703 and $918 at December 31, 2019 and 2018, respectively.

Other Restructuring Activities

From time to time we incur other restructuring activities that are not part of a formal plan. Beginning in Q3 2019, we incurred restructuring charges of $3,412 for exit and disposal activities at three sites and workforce reduction costs across the company. The remaining restructuring liability associated with these actions was $1,057 at December 31, 2019.

The following table displays the restructuring liability activity for all plans the year ended December 31, 2019:

Restructuring liability at January 1, 2019	$1,586
Restructuring charges	7,448
Cost paid	(4,997)
Other activities (1)	(2,044)
Restructuring liability at December 31, 2019	$1,993

(1) Other charges include the effects of currency translation, non-cash asset write-downs, travel, legal and other charges.

The total liability of $1,993 is included in Accrued expenses and other liabilities at December 31, 2019.

CTS CORPORATION 49

NOTE 9 — Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities are as follows:

	As of December 31,
	2019	2018
Accrued product-related costs	$4,464	$4,377
Accrued income taxes	7,903	6,914
Accrued property and other taxes	1,574	1,976
Accrued professional fees	1,599	3,350
Contract liabilities	2,877	1,981
Dividends payable	1,299	1,310
Remediation reserves	11,444	11,274
Other accrued liabilities	5,218	6,165
Total accrued expenses and other liabilities	$36,378	$37,347

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
A roll-forward of remediation reserves included in accrued expenses and other liabilities in the Consolidated Balance Sheets is comprised of the following:

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$11,274	$17,067	$18,176
Remediation expense	2,602	1,182	307
Remediation payments	(2,455)	(6,967)	(1,416)
Other activity (1)	23	(8)	—
Balance at end of the period	$11,444	$11,274	$17,067
(1) Other activity includes currency translation adjustments not recorded through remediation expense

Unrelated to the environmental claims described above, certain other legal claims are pending against us with respect to matters arising out of the ordinary conduct of our business.

We provide product warranties when we sell our products and accrue for estimated liabilities at the time of sale. Warranty estimates are forecasts based on the best available information and historical claims experience. We accrue for specific warranty claims if we believe that the facts of a specific claim make it probable that a liability in excess of our historical experience has been incurred, and provide disclosures for specific claims whenever it is reasonably possible that a material loss may be incurred which cannot be estimated. We have an outstanding warranty claim for which we have not yet determined the root cause of a product performance issue. Testing is ongoing. We are not able to quantify the potential impact on our operations, if any, because we have not yet determined the root cause.

We cannot provide assurance that the ultimate disposition of environmental, legal, and product warranty claims will not materially exceed the amount of our accrued losses and adversely impact our consolidated financial position, results of operations, or cash flows. Our accrued liabilities and disclosures will be adjusted accordingly if additional information becomes available in the future.

CTS CORPORATION 50

NOTE 11 — Leases
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

Total lease expense for the twelve months ended December 31, 2019 is as follows:

Year Ended December 31,
2019
Operating lease cost	$4,342
Short-term lease cost	1,013
Total lease cost	$5,355

Rent expense prior to adoption of ASC 842 was $5,726 and $4,762 for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments relating to our existing lease liabilities as of December 31, 2019 is as follows:

Operating Leases(1)
2020	$4,467
2021	4,461
2022	4,303
2023	3,920
2024	3,893
Thereafter	16,566
Total	$37,610
Less: interest	(9,897)
Present value of lease payments	$27,713

(1) Operating lease payments include $3,244 of payments related to options to extend lease terms that are reasonably expected to be exercised.

CTS CORPORATION 51

Balance Sheet Classification:
Operating lease obligations	$2,787
Long-term operating lease obligations	24,926
Total lease liabilities	$27,713

Weighted-average remaining lease terms (years)	9.04

Weighted-average discount rate	6.54%

Supplemental cash flow information related to leases:
Cash paid for amounts included in the measurement of lease liabilities	$3,957
Leased assets obtained in exchange for new operating lease liabilities	$5,000

NOTE 12 — Debt
Long-term debt was comprised of the following:

	As of December 31
	2019	2018
Total credit facility	$300,000	$300,000
Balance outstanding	$99,700	$50,000
Standby letters of credit	$1,800	$1,940
Amount available	$198,500	$248,060
Weighted-average interest rate	3.25%	3.10%
Commitment fee percentage per annum	0.23%	0.20%

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

The Revolving Credit Facility includes a swing line sublimit of $15,000 and a letter of credit sublimit of $10,000. Borrowings under the Revolving Credit Facility bear interest at the base rate defined in the Credit Agreement. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.20% to 0.30% based on our total leverage ratio.

The Revolving Credit Facility requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at December 31, 2019. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the Revolving Credit Facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.
We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense for the twelve months ended December 31, 2019 was approximately $163 and $185 in 2018 and 2017. These costs are included in interest expense in our Consolidated Statement of Earnings.
We use interest rate swaps to convert the revolving credit facility's variable rate of interest into a fixed rate on a portion of the debt as described more fully in Note 13 "Derivatives." These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive earnings.

CTS CORPORATION 52

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
We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Consolidated Statement of Earnings for the twelve months ended December 31, 2019.
Foreign Currency Hedges
We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value.
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At December 31, 2019, we had a net unrealized gain of $655 in accumulated other comprehensive loss, of which $595 is expected to be reclassified to income within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $8,011 at December 31, 2019.
Interest Rate Swaps
We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate. As of December 31, 2019, we have agreements to fix interest rates on $50,000 of long-term debt through February 2024. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.
These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive loss. The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive loss that are expected to be reclassified into earnings within the next twelve months is approximately $82.
The location and fair values of derivative instruments designated as hedging instruments in the Consolidated Balance Sheets as of December 31, 2019, are shown in the following table:

	As of December 31,
	2019	2018
Interest rate swaps reported in Other current assets	$82	$576
Interest rate swaps reported in Other assets	$—	$369
Interest rate swaps reported in Other long-term obligations	$(78)	$—
Foreign currency hedges reported in Other current assets	$580	$393

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $648 and foreign currency derivative liabilities of $68 at December 31, 2019.

CTS CORPORATION 53

The effect of derivative instruments on the Consolidated Statements of Earnings is as follows:

	Years Ended December 31,
	2019	2018	2017
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$—	$383	$(488)
Cost of goods sold	860	(6)	497
Selling, general and administrative	92	107	45
Total amounts reclassified from AOCI to earnings	952	484	54
Loss recognized in other expense for hedge ineffectiveness	—	—	(1)
Loss recognized in other expense for derivatives not designated as cash flow hedges	—	—	(15)
Total derivative gain on foreign exchange contracts recognized in earnings	$952	$484	$38

Interest Rate Swaps:
Benefit recorded in interest expense	$491	$421	$37
Total gain	$1,443	$905	$75

NOTE 14 — Accumulated Other Comprehensive Loss
Shareholders’ equity includes certain items classified as accumulated other comprehensive loss (“AOCI”) in the Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on derivatives relate to interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings.  Further information related to our derivative financial instruments is included in Note 13 - Derivative Financial Instruments and Note 17 – Fair Value Measurements.

•
Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to earnings from AOCI are included in net periodic pension income (expense). Further information related to our pension obligations is included in Note 6 – Retirement Plans.

•
Cumulative translation adjustment relate to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive earnings.

In 2018, CTS adopted the provision of ASU No. 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows for the reclassification from AOCI to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted in December 2017. The total impact due to adoption of this standard was an increase in retained earnings of $17,433.

CTS CORPORATION 54

The components of AOCI for 2019 are as follows:

	As of December 31, 2018	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2019
Changes in fair market value of derivatives:
Gross	$1,316	$786	$(1,443)	$659
Income tax (expense) benefit	(298)	(178)	326	(150)
Net	1,018	608	(1,117)	509
Changes in unrealized pension cost:
Gross	(132,454)	—	8,314	(124,140)
Income tax benefit (expense)	35,893	—	(1,875)	34,018
Net	(96,561)	—	6,439	(90,122)
Cumulative translation adjustment:
Gross	(2,291)	80	—	(2,211)
Income tax benefit	95	3	—	98
Net	(2,196)	83	—	(2,113)
Total accumulated other comprehensive (loss) earnings	$(97,739)	$691	$5,322	$(91,726)
The components of AOCI for 2018 are as follows:

	As of December 31, 2017	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	Impact of ASU No. 2018-02	As of December 31, 2018
Changes in fair market value of derivatives:
Gross	$289	$1,932	$(905)	$—	$1,316
Income tax (expense) benefit	(105)	(437)	205	39	(298)
Net	184	1,495	(700)	39	1,018
Changes in unrealized pension cost:
Gross	(130,096)	—	(2,358)	—	(132,454)
Income tax benefit (expense)	52,837	—	528	(17,472)	35,893
Net	(77,259)	—	(1,830)	(17,472)	(96,561)
Cumulative translation adjustment:
Gross	(1,985)	(306)	—	—	(2,291)
Income tax benefit (expense)	100	(5)	—	—	95
Net	(1,885)	(311)	—	—	(2,196)
Total accumulated other comprehensive (loss) earnings	$(78,960)	$1,184	$(2,530)	$(17,433)	$(97,739)

CTS CORPORATION 55

NOTE 15 — Shareholders' Equity
Share count and par value data related to shareholders' equity are as follows:

	As of December 31,
	2019	2018
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	56,929,298	56,786,849
Shares outstanding	32,472,406	32,750,727
Treasury stock
Shares held	24,456,892	24,036,122

On February 7, 2019, the Board of Directors authorized a stock repurchase program with a maximum dollar limit of $25,000 in stock repurchases, which replaced the previous authorized plan that was approved by our Board of Directors in April 2015. During the year ended December 31, 2019 we purchased 420,770 shares for approximately $11,746, of which $566 was repurchased under the previous plan and $11,180 was repurchased under the most recent board-authorized share repurchase program. During the year ended December 31, 2018 we purchased 342,100 shares for $9,440 under the previous authorized plan. Approximately $13,820 was available for future purchases.
A roll forward of common shares outstanding is as follows:

	As of December 31,
	2019	2018
Balance at beginning of the year	32,750,727	32,938,466
Repurchases	(420,770)	(342,100)
Restricted stock unit issuances	142,449	154,361
Balance at end of period	32,472,406	32,750,727

NOTE 16 — Stock-Based Compensation
At December 31, 2019, we had five stock-based compensation plans: the Non-Employee Directors' Stock Retirement Plan ("Directors' Plan"), the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan"), the 2009 Omnibus Equity and Performance Incentive Plan ("2009 Plan"), the 2014 Performance & Incentive Plan ("2014 Plan"), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.
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
The following table summarizes the compensation expense included in selling, general and administrative expenses in the Consolidated Statements of Earnings related to stock-based compensation plans:

	Years Ended December 31,
	2019	2018	2017
Service-Based RSUs	$2,207	$2,036	$1,762
Performance-Based RSUs	2,553	3,089	2,350
Cash-settled awards	255	131	72
Total	$5,015	$5,256	$4,184
Income tax benefit	1,133	1,188	1,573
Net	$3,882	$4,068	$2,611

The fair value of all equity awards that vested during the periods ended December 31, 2019, 2018, and 2017 were $6,589, $5,805, and $5,471, respectively. We recorded a tax deduction related to equity awards that vested during the year ended December 31, 2019, in the amount of $1,489.

CTS CORPORATION 56

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized compensation expense at December 31, 2019	Weighted- average period
Service-Based RSUs	$1,751	1.24 years
Performance-Based RSUs	2,433	1.65 years
Total	$4,184	1.48 years

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.
The following table summarizes the status of these plans as of December 31, 2019:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available to be granted	2,500,000	1,500,000	3,400,000	6,500,000	N/A

Performance stock options outstanding	—	225,000	—	—	—
Maximum potential RSU and cash settled awards outstanding	266,249	402,216	92,600	35,952	5,522
Maximum potential awards outstanding	266,249	627,216	92,600	35,952	5,522
RSUs and cash settled awards vested and released	4,553	—	—	—	—
Awards available to be granted	2,229,198	—	—	—	—

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
The only outstanding stock options at December 31, 2019, or 2018 were the performance-based stock options described below.
Performance-Based Stock Options
During 2015 and 2016, the Compensation committee of the Board of Directors (the "Committee") granted a total of 350,000 performance-based stock options, of which 225,000 remain outstanding after considering forfeitures. The Performance-Based Option Awards have an exercise price of $18.37, a term of five years and generally will become exercisable (provided the optionee remains employed by the Company or an affiliate) upon our attainment of at least $600,000 in revenues during any of our trailing four quarterly periods (as determined by the Committee) during the term. We have not recognized any expense on these Performance-Based Option Awards for the years ended December 31, 2019 and 2018, since the revenue target is not deemed likely to be attained based on our current forecast.
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

CTS CORPORATION 57

A summary of RSU activity for the year ended December 31, 2019 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	355,590	$17.91
Granted	103,491	28.61
Released	(72,226)	20.53
Forfeited	(22,459)	26.92
Outstanding at December 31, 2019	364,396	$19.87	22.56	$10,935
Releasable at December 31, 2019	227,474	$15.18	31.82	$6,826

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value	$28.61	$26.95	$24.32
Intrinsic value of RSUs released	$2,155	$4,015	$4,485

A summary of non-vested RSU activity for the year ended December 31, 2019 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	146,116	$23.84
Granted	103,491	28.61
Vested	(90,226)	22.75
Forfeited	(22,459)	26.92
Nonvested at December 31, 2019	136,922	$27.66

Performance-Based Restricted Stock Units
We grant performance-based restricted stock unit awards ("PSUs") to certain executives and key employees. Units are usually awarded in the range from zero percent to 200% of a targeted number of shares. The award rate for the 2017-2019, 2018-2020, and 2019-2021 PSUs is dependent upon our achievement of sales growth targets, cash flow targets, and relative total shareholder return ("RTSR") using a matrix based on the percentile ranking of our stock price performance compared to a peer group over a three-year period. These awards are weighted 35% for achievement of the sales growth metric, 30% for achievement of the cash flow metric, and 35% for achievement of the RTSR metric. Other PSUs are granted from time to time based on other performance criteria.
A summary of PSU activity for the year ended December 31, 2019 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	267,792	$21.44
Granted	83,853	31.01
Released	(160,889)	14.34
Forfeited	(34,306)	24.77
Added by performance factor	60,779	13.54
Outstanding at December 31, 2019	217,229	$27.73	1.15	$6,519
Releasable at December 31, 2019	—	$—		$—

CTS CORPORATION 58

The following table summarizes each grant of performance awards outstanding at December 31, 2019:

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2017-2019 Performance RSUs	February 9, 2017	2019	35% RTSR, 35% sales growth, 30% operating cash flow	68,346	136,692
2017-2019 Performance RSUs	February 9, 2017	2018-2020	Operating Earnings	13,556	13,556
2018-2020 Performance RSUs	February 8, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,398	62,796
2018-2020 Performance RSUs	February 16, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,820	63,640
2019-2021 Performance RSUs	February 7, 2019	2021	35% RTSR, 35% sales growth, 30% operating cash flow	63,414	126,828
2019 Supplemental Performance RSUs	February 7, 2019	2021	Succession Planning Targets	6,945	13,890
2020-2022 QTI Performance RSUs	September 24, 2019	2022	50% EBITDA growth, 50% Sales growth	1,750	3,500
Total				217,229	420,902

Cash-Settled Restricted Stock Units
Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At December 31, 2019, and 2018, we had 17,271 and 17,248 cash-settled RSUs outstanding, respectively. At December 31, 2019, and 2018, liabilities of $353 and $300, respectively were included in Accrued expenses and other liabilities on our Consolidated Balance Sheets.
NOTE 17 — Fair Value Measurements
We use interest rates swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest to a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.
The table below summarizes the financial asset that were measured at fair value on a recurring basis as of December 31, 2019 and the (gain) loss recorded during the year ended December 31, 2019:

	Asset Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gain) loss for Year Ended December 31, 2019
Interest rate swap	$4	$—	$4	$—	$(491)
Foreign currency hedges	$580	$—	$580	$—	$(952)
The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2018 and the (gain) loss recorded during the year ended December 31, 2018:

	Asset Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gain) loss for Year Ended December 31, 2018
Interest rate swap	$945	$—	$945	$—	$(421)
Foreign currency hedges	$393	$—	$393	$—	$(484)

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

CTS CORPORATION 59

The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our long-term debt under the Revolving Credit Facility.
NOTE 18 — Income Taxes
Earnings before income taxes consist of the following:

	Years Ended December 31,
	2019	2018	2017
U.S.	$15,103	$30,815	$9,315
Non-U.S.	35,163	27,288	30,938
Total	$50,266	$58,103	$40,253

Significant components of income tax provision/(benefit) are as follows:

	Years Ended December 31,
	2019	2018	2017
Current:
U.S.	$(391)	$(397)	$1,635
Non-U.S.	10,666	12,538	7,150
Total Current	10,275	12,141	8,785
Deferred:
U.S.	558	(330)	17,597
Non-U.S.	3,287	(240)	(577)
Total Deferred	3,845	(570)	17,020
Total provision for income taxes	$14,120	$11,571	$25,805

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2019	2018
Post-retirement benefits	$1,100	$1,061
Inventory reserves	708	1,236
Loss carry-forwards	4,724	4,647
Credit carry-forwards	15,964	16,909
Accrued expenses	4,932	5,685
Research expenditures	17,953	16,847
Operating lease liabilities	6,211	—
Stock compensation	2,232	2,142
Foreign exchange loss	1,986	2,245
Other	230	207
Gross deferred tax assets	56,040	50,979
Depreciation and amortization	12,453	11,500
Pensions	13,552	11,736
Operating lease assets	5,963	—
Subsidiaries' unremitted earnings	1,903	1,258
Gross deferred tax liabilities	33,871	24,494
Net deferred tax assets	22,169	26,485
Deferred tax asset valuation allowance	(8,011)	(8,274)
Total net deferred tax assets	$14,158	$18,211

CTS CORPORATION 60

The long-term deferred tax assets and long-term deferred tax liabilities are as follows below:

	As of December 31,
	2019	2018
Non-current deferred tax assets	$19,795	$22,201
Non-current deferred tax liabilities	$(5,637)	$(3,990)
Total net deferred tax assets	$14,158	$18,211

At each reporting date, we weigh all available positive and negative evidence to assess whether it is more-likely-than-not that the Company's deferred tax assets, including deferred tax assets associated with accumulated loss carryforwards and tax credits in the various jurisdictions in which it operates, will be realized. As of December 31, 2019, and 2018, we recorded deferred tax assets related to certain U.S. state and non-U.S. income tax loss carryforwards of $4,724 and $4,647, respectively, and U.S. and non-U.S. tax credits of $15,964 and $16,909, respectively. The deferred tax assets expire in various years primarily between 2021 and 2039.
Generally, we assess if it is more-likely-than-not that our net deferred tax assets will be realized during the available carry-forward periods. As a result, we have determined that valuation allowances of $8,011 and $8,274 should be provided for certain deferred tax assets at December 31, 2019, and 2018, respectively. As of December 31, 2019, the valuation allowances relate to certain U.S. state and non-U.S. loss carry-forwards and certain U.S. state tax credits that management does not anticipate will be utilized.
No valuation allowance was recorded in 2019 against the U.S. federal foreign tax credit carryforwards of $5,785, which expire in varying amounts between 2023 and 2029 as well as the research and development tax credits of $7,495, which expire in varying amounts between 2021 and 2039. We assessed the anticipated realization of those tax credits utilizing future taxable income projections. Based on those projections, management believes it is more-likely-than-not that we will realize the benefits of these credit carryforwards.
The following table reconciles taxes at the U.S. federal statutory rate to the effective income tax rate:

	Years Ended December 31,
	2019	2018	2017
Taxes at the U.S. statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	0.4%	1.2%	1.1%
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	1.3%	0.8%	(9.0)%
Foreign source earnings, net of associated foreign tax credits	0.3%	4.1%	0.1%
Benefit of tax credits	(1.5)%	(0.9)%	(1.4)%
Non-deductible expenses	4.1%	1.3%	1.5%
Stock compensation - excess tax benefits	(1.1)%	(0.9)%	(1.5)%
Adjustment to valuation allowances	(0.4)%	(0.6)%	(4.4)%
Other changes in tax laws and rates	0.1%	(6.1)%	—%
Change in unrecognized tax benefits	3.3%	(1.7)%	2.0%
Impacts of unremitted foreign earnings	1.3%	1.1%	0.9%
Impacts related to the 2017 Tax Cuts and Jobs Act	—%	(0.6)%	44.7%
Other	(0.7)%	1.2%	(4.9)%
Effective income tax rate	28.1%	19.9%	64.1%

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

CTS CORPORATION 61

Following the enactment of the 2017 Tax Cut and Jobs Act and the associated one-time transition tax, in general, repatriation of foreign earnings to the US can be completed with no incremental US Tax. However, there are limited other taxes that continue to apply such as foreign withholding and certain state taxes. The company records a deferred tax liability for the estimated foreign earnings and state tax cost associated with the undistributed foreign earnings that are not permanently reinvested.
The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. We elected to recognize the tax on GILTI as an expense in the period the tax is incurred.
We recognize the financial statement benefit of a tax position when it is more-likely-than-not, based on its technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2019, we have approximately $5,016 of unrecognized tax benefits, which if recognized, would impact the effective tax rate. We do not anticipate any significant changes in our unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending unrecognized tax benefits is provided below:

	As of December 31,
	2019	2018
Balance at January 1	$3,649	$4,670
Increase related to current year tax positions	2,834	55
(Decrease) increase related to prior year tax positions	(10)	46
Decrease related to lapse in statute of limitation	(1,457)	(1,076)
Decrease related to settlements with taxing authorities	—	(46)
Balance at December 31	$5,016	$3,649

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019, and 2018, $707 and $2,515, respectively, of interest and penalties were accrued.
We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2016 through 2018; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2008 through 2018 based on local statutes.
NOTE 19 - Business Acquisitions

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

The final purchase price of $73,906 has been allocated to the fair values of assets and liabilities acquired as of July 31, 2019.

CTS CORPORATION 62

The following table summarizes the consideration paid and the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Consideration Paid
Cash paid, net of cash acquired of $567	$72,850
Contingent consideration	1,056
Purchase price	$73,906

Fair Values at July 31, 2019
Current assets	$6,221
Property, plant and equipment	2,567
Other assets	29
Goodwill	34,999
Intangible assets	32,800
Fair value of assets acquired	76,616
Less fair value of liabilities acquired	(2,710)
Purchase price	$73,906

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships within our existing business, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The contingent earn out is payable in cash upon the achievement of a revenue performance target for the year ending December 31, 2019. The Company recorded contingent consideration for the earn out of $1,056 based on the achievement performance target for the full year 2019 results. This amount is reflected as an addition to purchase price.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$31,000	15.0
Trademarks, tradenames, and other intangibles	1,800	5.0
Total	$32,800

Results of operations for QTI are included in our consolidated financial statements beginning on July 31, 2019. The amount of net sales and net loss from QTI since the acquisition date that have been included in the Consolidated Statements of Earnings are as follows:

For the period July 31, 2019 through December 31, 2019
Net sales	$9,252
Net loss	$(465)

CTS CORPORATION 63

NOTE 20 — Geographic Data
Financial information relating to our operations by geographic area were as follows:

Net Sales	Years Ended December 31,
	2019	2018	2017
United States	$279,904	$313,489	$287,092
Singapore	32,957	6,724	5,596
Taiwan	19,810	20,802	18,586
China	87,342	79,380	66,510
Czech Republic	33,214	36,528	34,476
Other non-U.S.	15,772	13,560	10,733
Consolidated net sales	$468,999	$470,483	$422,993
Sales are attributed to countries based upon the origin of the sale.

Long-Lived Assets	Years Ended December 31,
	2019	2018
United States	$53,767	$53,950
China	32,751	32,973
Taiwan	4,593	3,752
Czech Republic	10,946	5,976
Other non-U.S	2,981	2,750
Consolidated long-lived assets	$105,038	$99,401

NOTE 21 — Quarterly Financial Data
Quarterly Results of Operations
(Unaudited)

	First	Second	Third	Fourth
2019
Net sales	$117,625	$120,684	$115,651	$115,040
Gross margin	$40,615	$41,204	$37,057	$38,700
Operating earnings	$14,218	$17,083	$10,124	$12,391
Net earnings	$11,419	$11,943	$2,722	$10,062
Basic earnings per share	$0.35	$0.36	$0.08	$0.31
Diluted earnings per share	$0.34	$0.36	$0.08	$0.31
2018
Net sales	$113,530	$118,021	$118,859	$120,073
Gross margin	$38,433	$41,813	$42,082	$42,645
Operating earnings	$13,359	$14,544	$16,118	$17,017
Net earnings	$11,548	$7,209	$10,211	$17,564
Basic earnings per share	$0.35	$0.22	$0.31	$0.53
Diluted earnings per share	$0.34	$0.21	$0.30	$0.52

CTS CORPORATION 64

CTS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	(Write-offs) / Recoveries	Balance at End of Period
Year ended December 31, 2019 Allowance for doubtful accounts	$384	$141	$(9)	$(255)	$261
Year ended December 31, 2018 Allowance for doubtful accounts	$357	$56	$(8)	$(21)	$384
Year ended December 31, 2017 Allowance for doubtful accounts	$170	$248	$9	$(70)	$357

CTS CORPORATION 65

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.  Controls and Procedures
(a) Evaluation of Disclosure and Controls
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CTS Corporation have been detected.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Quality Thermistor, Inc., which we acquired in 2019. At December 31, 2019 and for the period from acquisition through December 31, 2019, total assets and revenues subject to QTI's internal control over financial reporting represented 12% and 2% of our consolidated total assets and total revenues as of and for the year ended December 31, 2019. Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c) Changes in Internal Control over Financial Reporting

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

The Company completed implementation in certain subsidiaries/locations during the fourth quarter of 2019. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in the related processes, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. We concluded, as part of our evaluation described in the above paragraphs, that the implementation of the ERP system in these circumstances has not materially affected our internal control over financial reporting.
There were no additional changes in our internal control over financial reporting for the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CTS CORPORATION 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CTS Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 20, 2020 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of QTI, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 12% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. As indicated in Management’s Report, QTI was acquired during 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of QTI.
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

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 20, 2020

CTS CORPORATION 67

Item 9B.  Other Information
Not applicable.

CTS CORPORATION 68

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 11.  Executive Compensation
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about shares of CTS common stock that could be issued under all of our equity compensation plans as of December 31, 2019:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights (2)	(b) Weighted-Average Grant Date Fair Value of Outstanding Options, RSUs, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,004,746	$16.44	2,229,198
Equity compensation plans not approved by security holders(1)	5,522	—	—
Total	1,010,268		2,229,198
(1) In 1990, we adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, we annually credited an account for each non-employee director with 800 CTS common stock units. We also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2019, the deferred stock accounts contained a total of 5,522 CTS common stock units.
(2) Based on achievement of the maximum targets for performance-based equity grants.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION 69

PART IV
Item 15.  Exhibits and Financial Statements Schedules
(a) (1) Financial Statements
The following Consolidated Financial Statements of CTS Corporation and Subsidiaries are included herein:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings: Years ended December 31, 2019, December 31, 2018, and December 31, 2017
Consolidated Statements of Comprehensive Earnings: Years ended December 31, 2019, December 31, 2018, and December 31, 2017
Consolidated Balance Sheets: December 31, 2019, and December 31, 2018
Consolidated Statements of Cash Flows: Years ended December 31, 2019, December 31, 2018, and December 31, 2017
Consolidated Statements of Shareholders' Equity: Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
Notes to Consolidated Financial Statements
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

(10)(c)
Prototype Individual Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on October 24, 2007).*

(10)(d)
CTS Corporation Executive Severance Policy, effective as of September 10, 2009 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed with the SEC on October 28, 2009).*

(10)(e)	Prototype Change in Control Agreement (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012).*

(10)(f)
First Amendment to the CTS Corporation Executive Severance Policy (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 25, 2013).*

(10)(g)	CTS Corporation 2014 Performance and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on May 22, 2014).*

(10)(h)
Credit Agreement Between CTS Corporation and CTS International B.V. and BMO Harris Bank N.A. dated February 12, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 15, 2019).

CTS CORPORATION 70

(10)(i)	CTS Corporation Pension Plan Exhibit (Amended and Restated Effective As of July 1, 2015) (incorporated by reference to Exhibit 10(s) to the Form 10-K filed with the SEC on February 23, 2018).

(10)(j)
Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of October 6, 2016, (incorporated by reference to Exhibit 10(t) to the Form 10-K filed with the SEC on February 23, 2018).

(10)(k)
Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of June 26, 2017, (incorporated by reference to Exhibit 10(u) to the Form 10-K filed with the SEC on February 23, 2018).

(10)(l)
Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of September 22, 2017, (incorporated by reference to Exhibit 10(v) to the Form 10-K filed with the SEC on February 23, 2018).

(10)(m)	CTS Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on February 18, 2015)

(10)(n)	CTS Corporation 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on May 22, 2018).

(21)	Subsidiaries.

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL
______________________________

*	Management contract or compensatory plan or arrangement.

CTS CORPORATION 71

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 20, 2020	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 20, 2020	By:	/s/ William Cahill
William Cahill Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2020	By:	/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2020	By:	/s/ Robert A. Profusek
Robert A. Profusek Lead Director

Date: February 20, 2020	By:	/s/ Patricia K. Collawn
Patricia K. Collawn Director

Date: February 20, 2020	By:	/s/ Gordon Hunter
Gordon Hunter Director

Date: February 20, 2020	By:	/s/ William S. Johnson
William S. Johnson Director

Date: February 20, 2020	By:	/s/ Diana M. Murphy
Diana M. Murphy Director

Date: February 20, 2020	By:	/s/ Alfonso G. Zulueta
Alfonso G. Zulueta Director

CTS CORPORATION 72