Form 10-Q
period 2020-06-30
CTS CORP
filed 2020-07-31
CIK 26058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2020: 32,267,524.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net sales	$84,197	$120,684	$187,272	$238,308
Cost of goods sold	57,630	79,480	127,806	156,490
Gross Margin	26,567	41,204	59,466	81,818
Selling, general and administrative expenses	14,668	17,036	31,427	34,597
Research and development expenses	5,522	6,257	12,930	13,048
Restructuring charges	135	911	375	2,995
Gain on sale of assets	—	(83)	—	(122)
Operating earnings	6,242	17,083	14,734	31,300
Other (expense) income:
Interest expense	(909)	(467)	(1,760)	(933)
Interest income	304	440	635	872
Other income (expense), net	256	(1,107)	(1,726)	(1,010)
Total other (expense), net	(349)	(1,134)	(2,851)	(1,071)
Earnings before income taxes	5,893	15,949	11,883	30,229
Income tax expense	1,036	4,006	3,218	6,867
Net earnings	$4,857	$11,943	$8,665	$23,362
Earnings per share:
Basic	$0.15	$0.36	$0.27	$0.71
Diluted	$0.15	$0.36	$0.27	$0.70

Basic weighted – average common shares outstanding:	32,262	32,799	32,364	32,803
Effect of dilutive securities	242	406	284	422
Diluted weighted – average common shares outstanding:	32,504	33,205	32,648	33,225

Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net earnings	$4,857	$11,943	$8,665	$23,362
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	644	(294)	(3,770)	(216)
Changes in unrealized pension cost, net of tax	1,209	1,026	2,494	2,048
Cumulative translation adjustment, net of tax	(14)	(87)	(153)	4
Other comprehensive earnings (loss)	$1,839	$645	$(1,429)	$1,836
Comprehensive earnings	$6,696	$12,588	$7,236	$25,198
 See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$145,981	$100,241
Accounts receivable, net	59,798	78,008
Inventories, net	44,266	42,237
Other current assets	14,750	16,992
Total current assets	264,795	237,478
Property, plant and equipment, net	99,349	105,038
Operating lease assets, net	24,369	24,644
Other Assets
Prepaid pension asset	64,104	62,082
Goodwill	106,056	106,056
Other intangible assets, net	80,622	85,215
Deferred income taxes	21,278	19,795
Other	2,816	3,046
Total other assets	274,876	276,194
Total Assets	$663,389	$643,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$32,820	$48,219
Operating lease obligations	3,051	2,787
Accrued payroll and benefits	8,725	9,564
Accrued expenses and other liabilities	33,175	36,378
Total current liabilities	77,771	96,948
Long-term debt	141,300	99,700
Long-term operating lease obligations	24,473	24,926
Long-term pension obligations	6,504	6,632
Deferred income taxes	6,303	5,637
Other long-term obligations	6,146	4,292
Total Liabilities	262,497	238,135
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock	310,953	307,932
Additional contributed capital	39,775	43,689
Retained earnings	515,841	509,766
Accumulated other comprehensive loss	(93,155)	(91,726)
Total shareholders’ equity before treasury stock	773,414	769,661
Treasury stock	(372,522)	(364,442)
Total shareholders’ equity	400,892	405,219
Total Liabilities and Shareholders’ Equity	$663,389	$643,354
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED
(In thousands of dollars)

	Six Months Ended
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,665	$23,362
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,143	11,919
Pension and other post-retirement plan expense	1,348	502
Stock-based compensation	1,045	2,793
Asset impairment charges	1,016	892
Deferred income taxes	(466)	1,937
Gain on sales of fixed assets	—	(122)
(Gain) loss on foreign currency hedges, net of cash	(133)	88
Changes in assets and liabilities, net of acquisition:
Accounts receivable	17,850	(5,394)
Inventories	(2,328)	360
Operating lease assets	275	(1,780)
Other assets	1,460	(2,370)
Accounts payable	(12,294)	(1,582)
Accrued payroll and benefits	(512)	(4,713)
Accrued liabilities	(4,026)	(3,622)
Income taxes payable	(974)	(588)
Operating lease liabilities	(189)	1,986
Accrued expenses and other liabilities	(26)	660
Pension and other post-retirement plans	(130)	(144)
Net cash provided by operating activities	23,724	24,184
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,245)	(9,430)
Proceeds from sale of assets	—	122
Net cash used in investing activities	(7,245)	(9,308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(2,207,450)	(309,100)
Proceeds from borrowings of long-term debt	2,249,050	309,100
Purchase of treasury stock	(8,080)	(5,002)
Dividends paid	(2,598)	(2,625)
Taxes paid on behalf of equity award participants	(1,903)	(2,637)
Net cash provided by (used) in financing activities	29,019	(10,264)
Effect of exchange rate changes on cash and cash equivalents	242	33
Net increase in cash and cash equivalents	45,740	4,645
Cash and cash equivalents at beginning of period	100,241	100,933
Cash and cash equivalents at end of period	$145,981	$105,578
Supplemental cash flow information:
Cash paid for interest	$1,442	$574
Cash paid for income taxes, net	$4,114	$5,448
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,158	$4,807
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED
(in thousands of dollars)

The following summarizes the changes in total equity for the three and six months ended June 30, 2020:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2019	$307,932	$43,689	$509,766	$(91,726)	$(364,442)	$405,219
Net earnings	—	—	3,808	—	—	3,808
Changes in fair market value of derivatives, net of tax	—	—	—	(4,414)	—	(4,414)
Changes in unrealized pension cost, net of tax	—	—	—	1,285	—	1,285
Cumulative translation adjustment, net of tax	—	—	—	(139)	—	(139)
Cash dividends of $0.04 per share	—	—	(1,298)	—	—	(1,298)
Acquired 220,731 shares of treasury stock	—	—	—	—	(5,304)	(5,304)
Issued shares on vesting of restricted stock units	2,166	(4,069)	—	—	—	(1,903)
Stock compensation	—	212	—	—	—	212
Balances at March 31, 2020	$310,098	$39,832	$512,276	$(94,994)	$(369,746)	$397,466
Net earnings	—	—	4,857	—	—	4,857
Changes in fair market value of derivatives, net of tax	—	—	—	644	—	644
Changes in unrealized pension cost, net of tax	—	—	—	1,209	—	1,209
Cumulative translation adjustment, net of tax	—	—	—	(14)	—	(14)
Cash dividends of $0.04 per share	—	—	(1,292)	—	—	(1,292)
Acquired 122,000 shares of treasury stock	—	—	—	—	(2,776)	(2,776)
Issued shares on vesting of restricted stock units	855	(855)	—	—	—	—
Stock compensation	—	798	—	—	—	798
Balances at June 30, 2020	$310,953	$39,775	$515,841	$(93,155)	$(372,522)	$400,892
See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED
(in thousands of dollars)

The following summarizes the changes in total equity for the three and six months ended June 30, 2019:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2018	$306,697	$42,820	$478,847	$(97,739)	$(352,696)	$377,929
Net earnings	—	—	11,419	—	—	11,419
Changes in fair market value of derivatives, net of tax	—	—	—	78	—	78
Changes in unrealized pension cost, net of tax	—	—	—	1,022	—	1,022
Cumulative translation adjustment, net of tax	—	—	—	91	—	91
Cash dividends of $0.04 per share	—	—	(1,315)	—	—	(1,315)
Acquired 31,500 shares of treasury stock	—	—	—	—	(849)	(849)
Issued shares on vesting of restricted stock units	967	(3,603)	—	—	—	(2,636)
Stock compensation	—	1,154	—	—	—	1,154
Balances at March 31, 2019	$307,664	$40,371	$488,951	$(96,548)	$(353,545)	$386,893
Net earnings	—	—	11,943	—	—	11,943
Changes in fair market value of derivatives, net of tax	—	—	—	(294)	—	(294)
Changes in unrealized pension cost, net of tax	—	—	—	1,026	—	1,026
Cumulative translation adjustment, net of tax	—	—	—	(87)	—	(87)
Cash dividends of $0.04 per share	—	—	(1,309)	—	—	(1,309)
Acquired 148,466 shares of treasury stock	—	—	—	—	(4,153)	(4,153)
Issued shares on vesting of restricted stock units	111	(111)	—	—	—	—
Stock compensation	—	1,526	—	—	—	1,526
Balances at June 30, 2019	$307,775	$41,786	$499,585	$(95,903)	$(357,698)	$395,545
See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands except for share and per share data)
June 30, 2020
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

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of June 30, 2020 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Transportation	$38,129	$80,343	$99,663	$159,184
Industrial	20,213	19,500	41,056	37,656
Medical	13,038	8,973	22,408	18,639
Aerospace & Defense	9,373	6,988	18,378	14,511
Telecom & IT	3,444	4,880	5,767	8,318
Total	$84,197	$120,684	$187,272	$238,308

NOTE 3 – Accounts Receivable

The components of accounts receivable, net are as follows:

	As of
	June 30,	December 31,
	2020	2019
Accounts receivable, gross	$60,425	$78,269
Less: Allowance for credit losses	(627)	(261)
Accounts receivable, net	$59,798	$78,008

NOTE 4 – Inventories
Inventories, net consist of the following:

	As of
	June 30,	December 31,
	2020	2019
Finished goods	$8,937	$9,447
Work-in-process	15,754	14,954
Raw materials	24,943	23,363
Less: Inventory reserves	(5,368)	(5,527)
Inventories, net	$44,266	$42,237

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	As of
	June 30,	December 31,
	2020	2019
Land and land improvements	$1,095	$1,095
Buildings and improvements	68,424	68,350
Machinery and equipment	226,465	224,312
Less: Accumulated depreciation	(196,635)	(188,719)
Property, plant and equipment, net	$99,349	$105,038

Depreciation expense for the six months ended June 30, 2020		$8,580
Depreciation expense for the six months ended June 30, 2019		$8,537

NOTE 6 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other income (expense) in the Condensed Consolidated Statement of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net pension expense	$666	$249	$1,330	$499

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Service cost	$—	$—	$8	$9
Interest cost	1,443	1,931	6	7
Expected return on plan assets(1)	(2,454)	(3,047)	(3)	(4)
Amortization of loss	1,622	1,311	44	42
Total expense, net	$611	$195	$55	$54

(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Service cost	$—	$—	$15	$18
Interest cost	2,886	3,862	13	15
Expected return on plan assets(1)	(4,908)	(6,094)	(7)	(9)
Amortization of loss	3,244	2,623	87	84
Total expense, net	$1,222	$391	$108	$108
(1) Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

In February 2020, the CTS Board of Directors authorized management to explore termination of our U.S. based pension plan ("Plan") at management's discretion, subject to certain conditions. On June 1, 2020, we entered into the Fifth Amendment to the Plan whereby we set an effective termination date of July 31, 2020. The Plan termination process is expected to take twelve to eighteen months and requires certain approvals from both the Internal Revenue Service and Pension Benefit Guaranty Corporation. Once we receive such approvals, an insurance company will be selected to purchase annuities and fulfill the obligations of the Plan including administering payments to participants. Upon settlement of the pension liabilities, we will reclassify the related pension losses currently recorded in accumulated other comprehensive loss into earnings.  We do not expect any cash contributions from the Company to the Plan as a result of this termination because plan assets exceed estimated liabilities.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Service cost	$—	$1	$—	$1
Interest cost	30	43	60	85
Amortization of gain	(21)	(42)	(42)	(83)
Total expense, net	$9	$2	$18	$3

NOTE 7 – Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$92,194	$(41,370)	$50,824
Technology and other intangibles	47,925	(20,327)	27,598
In process research and development	2,200	—	2,200
Other intangible assets, net	$142,319	$(61,697)	$80,622
Amortization expense for the three months ended June 30, 2020		$2,268
Amortization expense for the six months ended June 30, 2020		$4,563

	As of
	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$92,194	$(38,682)	$53,512
Technology and other intangibles	47,925	(18,422)	29,503
In process research and development	2,200	—	2,200
Other intangible assets, net	$142,319	$(57,104)	$85,215
Amortization expense for the three months ended June 30, 2019		$1,692
Amortization expense for the six months ended June 30, 2019		$3,382

Remaining amortization expense for other intangible assets as of June 30, 2020 is as follows:

Amortization expense
2020	$4,459
2021	8,893
2022	8,657
2023	6,651
2024	6,489
Thereafter	45,473
Total amortization expense	$80,622

NOTE 8 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statement of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019
Restructuring charges	$135	$911

	Six Months Ended
	June 30, 2020	June 30, 2019
Restructuring charges	$375	$2,995

2016 Plan

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart, IN facility and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes were also implemented in various other locations. In 2017, we revised this plan to include an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which have now been consolidated into a single facility. Restructuring charges under this plan, which is substantially complete, were $0 and $911 during the three months ended June 30, 2020 and June 30, 2019, respectively. Restructuring charges under this plan were $(32) and $2,995 during the six months ended June 30, 2020 and June 30, 2019, respectively. The total restructuring liability related to the June 2016 Plan was $48 at June 30, 2020 and $233 at December 31, 2019. Additional costs related to production line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through June 30, 2020:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	June 30, 2020
Workforce reduction	$3,075	$3,312
Building and equipment relocation	9,025	10,530
Other charges(1)	1,300	2,156
Total restructuring charges	$13,400	$15,998

(1) Other charges includes the effects of currency translation, non-cash asset write-downs and other charges.

2014 Plan

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint (“April 2014 Plan”). These restructuring actions were completed in 2015. Restructuring charges associated with this plan were $(248) for the three and six months ended June 30, 2019. There were no restructuring charges incurred under this plan during the three or six months ended June 30, 2020. The total restructuring liability related to the April 2014 Plan was $672 at June 30, 2020, and $703 at December 31, 2019.

Other Restructuring Activities

From time to time we incur other restructuring activities that are not part of a formal plan. During the three and six months ended June 30, 2020, we incurred restructuring charges of $135 and $407, respectively, primarily relating to workforce reduction actions taken during the quarter. There were no such charges incurred during the three and six months ended June 30, 2019. The total remaining restructuring liability associated with these actions was $183 at June 30, 2020 and $1,057 at December 31, 2019.

The following table displays the restructuring liability activity included in Accrued expenses and other liabilities for all plans for the six months ended June 30, 2020:

Restructuring liability at January 1, 2020	$1,993
Restructuring charges	375
Cost paid	(1,039)
Other activity(1)	(426)
Restructuring liability at June 30, 2020	$903
(1) Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 9 – Accrued Liabilities

The components of Accrued expenses and other liabilities are as follows:

	As of
	June 30,	December 31,
	2020	2019
Accrued product related costs	$3,090	$2,950
Accrued income taxes	6,921	7,903
Accrued property and other taxes	1,948	1,574
Accrued professional fees	903	1,599
Accrued customer related liabilities	3,673	4,391
Dividends payable	1,291	1,299
Remediation reserves	9,300	11,444
Derivative liabilities	2,220	—
Other accrued liabilities	3,829	5,218
Total accrued expenses and other liabilities	$33,175	$36,378

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
A roll-forward of remediation reserves included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	June 30, 2020	December 31, 2019
Balance at beginning of period	$11,444	$11,274
Remediation expense	791	2,602
Net remediation payments	(2,956)	(2,455)
Other activity(1)	21	23
Balance at end of the period	$9,300	$11,444
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

NOTE 11 - Debt

Long-term debt was comprised of the following:

	As of
	June 30,	December 31,
	2020	2019
Total credit facility	$300,000	$300,000
Balance outstanding	141,300	99,700
Standby letters of credit	1,740	1,800
Amount available, subject to covenant restrictions	$157,000	$198,500
Weighted-average interest rate	2.17%	3.25%
Commitment fee percentage per annum	0.25%	0.23%

On February 12, 2019, we entered into an amended and restated five-year Credit Agreement with a group of banks (the "Credit Agreement") to extend the term of the facility. The Credit Agreement provides for a revolving credit facility of $300,000, which may be increased by $150,000 at the request of the Company, subject to the administrative agent's approval. This unsecured credit facility replaces the prior $300,000 unsecured credit facility, which would have expired August 10, 2020. Borrowings of $50,000 under the prior credit agreement were refinanced into the Credit Agreement.

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

The Credit Agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the credit facility. We were in compliance with all debt covenants at June 30, 2020. The Credit Agreement requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, it contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the credit facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense for the three and six months ended June 30, 2020 and 2019 was approximately $42 and $41 and $84 and $77, respectively. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. In accordance with FASB Staff Q&A - Topic 815: Cash Flow Hedge Accounting Affected by the COVID-19 Pandemic (“FASB Staff Q&A Hedge”) issued in April 2020, companies may elect to assess the ineffectiveness of our cashflow hedges utilizing the two-month grace period for assessing whether forecasted transactions will occur. We have made this election in assessing the effectiveness of our cash flow hedges during the three months ended June 30, 2020.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.
We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2020, we had a net unrealized loss of $1,247 in accumulated other comprehensive (loss) income, of which $1,037 is expected to be reclassified to earnings within the next 12 months. At June 30, 2019 we had a net unrealized gain of $784 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $24,434 at June 30, 2020.

Interest Rate Swaps
We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. As of June 30, 2020, we have agreements to fix interest rates on $50,000 of long-term debt through February 2024. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.
These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing losses that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $505.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2020, are shown in the following table:

	As of
	June 30,	December 31,
	2020	2019
Interest rate swaps reported in Other current assets	$—	$82
Interest rate swaps reported in Accrued liabilities	$(656)	$—
Interest rate swaps reported in Other long-term obligations	$(1,959)	$(78)
Foreign currency hedges reported in Other current assets	$—	$580
Foreign currency hedges reported in Accrued liabilities	$(1,564)	$—

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $57 and foreign currency derivative liabilities of $1,621 at June 30, 2020.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$73	$—	$73	$—
Cost of goods sold	(519)	233	(271)	276
Selling, general and administrative expense	—	23	(5)	39
Total (loss) gain reclassified from AOCI to earnings	(446)	256	(203)	315
Gain recognized in other expense for hedge ineffectiveness	3	—	3	—
Total derivative (loss) gain on foreign exchange contracts recognized in earnings	$(443)	$256	$(200)	$315

Interest Rate Swaps:
(Expense) benefit recorded in Interest expense	$(109)	$156	$(71)	$313
Total (losses) gains on derivatives	$(552)	$412	$(271)	$628

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains (losses) for the three and six months ended June 30, 2020 were $892 and $(379), respectively and transaction losses for the three and six months ended June 30, 2019 were $829 and $355, respectively, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2020, are as follows:

			Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2020	in OCI	to Income	2020
Changes in fair market value of hedges:
Gross	$(5,044)	$250	$555	$(4,239)
Income tax benefit (expense)	1,139	(44)	(117)	978
Net	(3,905)	206	438	(3,261)

Changes in unrealized pension cost:
Gross	(122,480)	—	1,574	(120,906)
Income tax benefit (expense)	33,643	—	(365)	33,278
Net	(88,837)	—	1,209	(87,628)

Cumulative translation adjustment:
Gross	(2,252)	(14)	—	(2,266)
Income tax benefit	—	—	—	—
Net	(2,252)	(14)	—	(2,266)
Total accumulated other comprehensive (loss) income	$(94,994)	$192	$1,647	$(93,155)

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2019, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2019	in OCI	to Income	2019
Changes in fair market value of hedges:
Gross	$1,416	$32	$(412)	$1,036
Income tax (expense) benefit	(320)	(7)	93	(234)
Net	1,096	25	(319)	802

Changes in unrealized pension cost:
Gross	(131,135)	—	1,325	(129,810)
Income tax benefit (expense)	35,596	—	(299)	35,297
Net	(95,539)	—	1,026	(94,513)

Cumulative translation adjustment:
Gross	(2,203)	(84)	—	(2,287)
Income tax benefit (expense)	98	(3)	—	95
Net	(2,105)	(87)	—	(2,192)
Total accumulated other comprehensive (loss) income	$(96,548)	$(62)	$707	$(95,903)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2020, are as follows:

			Loss
	As of	Loss	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2019	in OCI	to Income	2020
Changes in fair market value of hedges:
Gross	$659	$(5,172)	274	$(4,239)
Income tax (expense) benefit	(150)	1,181	(53)	978
Net	509	(3,991)	221	(3,261)

Changes in unrealized pension cost:
Gross	(124,140)	—	3,234	(120,906)
Income tax benefit (expense)	34,018	—	(740)	33,278
Net	(90,122)	—	2,494	(87,628)

Cumulative translation adjustment:
Gross	(2,211)	(55)	—	(2,266)
Income tax benefit (expense)	98	(98)	—	—
Net	(2,113)	(153)	—	(2,266)
Total accumulated other comprehensive (loss) income	$(91,726)	$(4,144)	$2,715	$(93,155)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2019, are as follows:

			Loss
	As of	Gain	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2018	in OCI	to Income	2019
Changes in fair market value of hedges:
Gross	$1,316	$348	$(628)	$1,036
Income tax (expense) benefit	(298)	(78)	142	(234)
Net	1,018	270	486	802

Changes in unrealized pension cost:
Gross	(132,454)	—	2,644	(129,810)
Income tax benefit (expense)	35,893	—	(596)	35,297
Net	(96,561)	—	2,048	(94,513)

Cumulative translation adjustment:
Gross	(2,291)	4	—	(2,287)
Income tax benefit	95	—	—	95
Net	(2,196)	4	—	(2,192)
Total accumulated other comprehensive (loss) income	$(97,739)	$274	$1,562	$(95,903)

NOTE 14 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2020	2019
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,066,930	56,929,298
Shares outstanding	32,267,307	32,472,406
Treasury stock
Shares held	24,799,623	24,456,892

On February 7, 2019, the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25,000 in stock repurchases, which replaced the previous program. During the six months ended June 30, 2020 and 2019, 342,731 and 179,966 shares of common stock were repurchased for $8,080 and $5,002, respectively. Approximately $5,740 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Six Months Ended
	June 30,	June 30,
	2020	2019
Balance at the beginning of the year	32,472,406	32,750,727
Repurchases	(342,731)	(179,966)
Restricted share issuances	137,632	136,520
Balance at the end of the period	32,267,307	32,707,281

Certain potentially dilutive restricted stock units are excluded from diluted earning per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three months ended June 30, 2020 was 84,720. There were no anti-dilutive awards outstanding for the three months ended June 30, 2019. The number of outstanding awards that were anti-dilutive for the six months ended June 30, 2020 and June 30, 2019 were 61,780 and 108,894, respectively.

NOTE 15 - Stock-Based Compensation

At June 30, 2020, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance & Incentive Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Service-based RSUs	$779	$488	$1,359	$1,094
Performance-based RSUs	19	1,038	(349)	1,586
Cash-settled RSUs	19	53	35	113
Total	$817	$1,579	$1,045	$2,793
Income tax benefit	189	357	240	631
Net expense	$628	$1,222	$805	$2,162

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	June 30, 2020	Period
Service-based RSUs	$2,860	1.53
Performance-based RSUs	2,968	2.12
Total	$5,828	1.83

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2020:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	—	—	—	—	—
Maximum potential RSU and cash settled awards outstanding	536,819	200,804	75,200	35,952	5,522
Maximum potential awards outstanding	536,819	200,804	75,200	35,952	5,522
RSUs and cash settled awards vested and released	35,637	—	—	—	—
Awards available for grant	1,927,544	—	—	—	—

Performance-Based Stock Options

During 2015, the Compensation Committee of the Board of Directors granted a total of 350,000 performance-based stock option awards for certain employees under the 2014 Plan. We did not recognized any expense on these awards because the attainment of the performance target was not deemed to be likely to occur. These performance options expired unexercised in May 2020.

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the six months ended June 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	364,396	$19.87
Granted	92,996	27.73
Vested and released	(90,595)	22.71
Forfeited	(3,893)	28.43
Outstanding at June 30, 2020	362,904	$21.08
Releasable at June 30, 2020	185,974	$14.63

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the six months ended June 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	217,229	$27.73
Granted	120,521	28.65
Attained by performance	38,820	23.84
Released	(111,838)	23.74
Forfeited	(11,884)	25.69
Outstanding at June 30, 2020	252,848	$29.31
Releasable at June 30, 2020	—	$—

The following table summarizes each grant of performance awards outstanding at June 30, 2020.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2018 - 2020 Performance RSUs	February 8, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,398	62,796
2018 - 2020 Performance RSUs	February 16, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,820	63,640
2019 - 2021 Performance RSUs	February 7, 2019	2021	35% RTSR, 35% sales growth, 30% operating cash flow	60,414	120,828
2019 Supplemental Performance RSUs	February 7, 2019	2021	Succession Planning Targets	6,945	13,890
2020 - 2022 QTI Performance RSUs	September 24, 2019	2022	50% EBITDA growth, 50% Sales growth	1,750	3,500
2020 - 2022 Performance RSUs	February 6, 2020	2022	25% RTSR, 40% sales growth, 35% operating cash flow	72,521	145,042
Focus 2025 Performance RSUs	April 23, 2020	2024	Cumulative revenues of $750 million over a trailing four-quarter period	48,000	48,000
Total				252,848	457,696

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2020 and December 31, 2019 we had 33,697 and 17,271 cash-settled RSUs outstanding, respectively. At June 30, 2020 and December 31, 2019, liabilities of $154 and $353, respectively, were included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 16 — Fair Value Measurements

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.  Due to changes in interest rates and foreign exchange rates, these fair values fluctuated significantly during the second quarter and may continue to fluctuate based on market conditions and other factors.

The table below summarizes our financial liabilities that were measured at fair value on a recurring basis at June 30, 2020:

Quoted
Prices
	Liability	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	June 30,	Instruments	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(2,615)	$—	$(2,615)	$—
Foreign currency hedges	$(1,564)	$—	$(1,564)	$—

The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2019:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$4	$—	$4	$—
Foreign currency hedges	$580	$—	$580	$—

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

NOTE 17 — Income Taxes
The effective tax rates for the three and six-month periods ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Effective tax rate	17.6%	25.1%	27.1%	22.7%

Our effective income tax rate was 17.6% and 25.1% in the second quarters of 2020 and 2019, respectively. This decrease is primarily attributed to the change in the mix of earnings by jurisdiction, a reduction in reserves related to uncertain tax positions, and other favorable permanent items, partially offset by a provision recorded due to the company's decision to no longer permanently reinvest the earnings from our Taiwan subsidiary. The second quarter 2020 tax rate was lower than the U.S. statutory federal tax rate for the same reasons as noted above. The second quarter 2019 tax rate was higher than the U.S. statutory federal tax rate primarily due to state taxes and foreign earnings that are taxed at higher rates.

Our effective income tax rate was 27.1% and 22.7% in the first half of 2020 and 2019, respectively. This increase is primarily attributed to establishment of valuation allowances on certain U.S. tax credits and the company's decision to no longer reinvest the earnings of its Taiwan subsidiary, offset by a reduction in reserves related to uncertain tax positions. The tax rate in the first half of 2020 was higher than the U.S. statutory federal tax rate for the same reasons noted above. The tax rate in the first half of 2019 was higher than the U.S. statutory federal tax rate primarily due to higher foreign tax rates applicable on foreign earnings offset by tax benefits recorded upon vesting of restricted stock units.

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

In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we have elected to account for any lease concessions resulting directly from COVID-19 as if the enforceable rights and obligations for the concessions existed in the respective contracts at lease inception and as such we will not account for any concession as a lease modification. Guidance from the FASB Staff Q&A provided methods to account for rent deferrals which include the option to treat the lease as if no changes to the lease contract were made or to treat deferred payments as variable lease payments. The FASB Staff Q&A allows entities to select the most practical approach and does not require the same approach be applied consistently to all leases. As a result, we have accounted for lease deferrals as if no changes to the lease contract were made and will continue to recognize lease expense, on a straight-line basis, during the deferral periods. During the three and six months ended June 30, 2020, these rent concessions related to COVID-19 were not material.

Components of lease expense for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Operating lease cost	$1,190	$1,075	$2,389	$2,069
Short-term lease cost	170	176	337	249
Total lease cost	$1,360	$1,251	$2,726	$2,318

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$2,299	$1,862
Leased assets obtained in exchange for new operating lease liabilities	$1,179	$2,961

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2020	2019
Balance Sheet Classification:
Operating lease obligations	$3,051	$2,787
Long-term operating lease obligations	24,473	24,926
Total lease liabilities	$27,524	$27,713

Weighted-average remaining lease terms (years)	8.43	9.04

Weighted-average discount rate	6.46%	6.54%

Remaining maturity of our existing lease liabilities as of June 30, 2020 is as follows:

Operating Leases(1)
2020	$2,344
2021	4,686
2022	4,547
2023	4,185
2024	4,075
Thereafter	16,950
Total	$36,787
Less: interest	(9,263)
Present value of lease liabilities	$27,524
(1) Operating lease payments include $3,822 of payments related to options to extend lease terms that are reasonably expected to be exercised.

NOTE 19 – Business Acquisitions

On July 31, 2019, we acquired 100% of the outstanding shares of Quality Thermistor, Inc. ("QTI") for $75 million plus a contingent earn out of up to $5 million based on sales performance objectives. The purchase price included adjustments for debt assumed and changes in working capital. QTI, doing business as QTI Sensing Solutions, is a leading designer and manufacturer of high-quality temperature sensors serving original equipment manufacturers with mission-critical applications in the industrial, aerospace, defense and medical markets. This acquisition provided us with a new core temperature sensing technology that expands our sensing product portfolio, while increasing our presence in the industrial and medical markets.

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

NOTE 20 — Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted
ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement"
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement". This ASU modified the disclosures related to recurring and nonrecurring fair value measurements. Disclosures related to the transfer of assets between Level 1 and Level 2 hierarchies have been eliminated and various additional disclosures related to Level 3 fair value measurements have been added, modified or removed. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We adopted this ASU on January 1, 2020 and it did not have a material impact on our financial statements.
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

Recently Issued Accounting Pronouncements

ASU No. 2020-04 "Reference Rate Reform"

In March 2020, the FASB issued ASU 2020-04, “ Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as it relates to our LIBOR indexed instruments. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

ASU No. 2019-12 "Simplifying the Accounting for Income Taxes"

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this ASU on our financial statements.

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
Overview
CTS Corporation is a leading designer and manufacturer of products that Sense, Connect and Move. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products and technologies within these categories.

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

Impact of COVID-19

The COVID-19 pandemic has resulted in a significant disruption to the global economy that has and will continue to adversely affect our business. We have experienced reductions in customer demand in several of our end markets. We expect that social distancing measures, high employee absenteeism, and reductions in production due to mandated labor capacity restrictions at some of our plants in Europe and North America, as well as the reduced operational capacity of our customers and suppliers, will continue to impact our business in the second half of 2020. The pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material.

Results of Operations: Second Quarter 2020 versus Second Quarter 2019

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2020, and June 30, 2019:

	Three Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2020	2019	Change	2020	2019
Net sales	$84,197	$120,684	(30.2)%	100.0%	100.0%
Cost of goods sold	57,630	79,480	(27.5)	68.4	65.9
Gross margin	26,567	41,204	(35.5)	31.6	34.1
Selling, general and administrative expenses	14,668	17,036	(13.9)	17.4	14.1
Research and development expenses	5,522	6,257	(11.7)	6.6	5.2
Restructuring charges	135	911	(85.2)	0.2	0.8
Gain on sale of assets	—	(83)	(100.0)	—	(0.1)
Total operating expenses	20,325	24,121	(15.7)	24.1	20.0
Operating earnings	6,242	17,083	(63.5)	7.4	14.2
Total other (expense), net	(349)	(1,134)	(69.2)	(0.4)	(0.9)
Earnings before income taxes	5,893	15,949	(63.1)	7.0	13.2
Income tax expense	1,036	4,006	(74.1)	1.2	3.3
Net earnings	$4,857	$11,943	(59.3)%	5.8%	9.9%
Earnings per share:
Diluted net earnings per share	$0.15	$0.36

Sales were $84,197 in the second quarter of 2020, a decrease of $36,487 or 30.2% from the second quarter of 2019. Sales were negatively impacted as a result of the COVID-19 pandemic and government activities to control its spread.  In the second quarter, we were impacted by: (1) successively mandated closures of or labor restrictions at our plants in China, Europe and North America, (2) supply chain disruptions resulting from the closure of a number of our suppliers in China and in North America, and (3) weak demand from certain customers as a result of their mandated or elective plant closures.  These economic impacts are ongoing and continue to have an effect on our operations, which we are currently unable to quantify.
Sales to transportation markets decreased $42,214 or 52.5%.  Sales to other markets increased $5,727 or 14.2%. The QTI acquisition, which was completed in July 2019, added $5,420 in sales for the quarter. Changes in foreign exchange rates decreased sales by $754 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro.
Gross margin as a percent of sales was 31.6% in the second quarter of 2020 compared to 34.1% in the second quarter of 2019. The decrease in gross margin was driven primarily by lower sales volumes, which was partially offset by various cost reduction measures.
Selling, general and administrative ("SG&A") expenses were $14,668 or 17.4% of sales in the second quarter of 2020 versus $17,036 or 14.1% of sales in the second quarter of 2019. The 2020 SG&A costs include savings from cost reduction measures we implemented during the second quarter, partially offset by amortization of intangibles and other operating costs associated with the QTI acquisition.
Research and development expenses were $5,522 or 6.6% of sales in the second quarter of 2020 compared to $6,257 or 5.2% of sales in the comparable quarter of 2019.
Restructuring charges were $135 or 0.2% of sales in the second quarter of 2020 and were mainly for severance charges. Restructuring charges were $911 or 0.8% of sales in the second quarter of 2019.
Operating earnings were $6,242 or 7.4% of sales in the second quarter of 2020 compared to operating earnings of $17,083 or 14.2% of sales in the second quarter of 2019.
Due to the impact of COVID-19, we implemented cost savings measures, some of which are temporary in nature. We will continue to evaluate market conditions to determine the extent and duration of the temporary measures. Given the continued demand volatility and expected multi-year recovery in the transportation end-market, the Company is implementing a restructuring plan starting in July 2020 to adapt our cost structure to lower market demand. The restructuring plan is focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities. More information will be provided on the details of this restructuring plan in the Company’s subsequent filings.
Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2020	2019
Interest expense	$(909)	$(467)
Interest income	304	440
Other income (expense), net	256	(1,107)
Total other (expense), net	$(349)	$(1,134)
Interest expense increased mainly as a result of an increase in debt related to the QTI acquisition and additional borrowings to ensure adequate liquidity for the next several quarters given the current global pandemic. Other income in the second quarter of 2020 was principally driven by foreign currency translation gains, mainly due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the quarter, which were partially offset by pension expense.

	Three Months Ended
	June 30,	June 30,
	2020	2019
Effective tax rate	17.6%	25.1%

Our effective income tax rate was 17.6% and 25.1% in the second quarters of 2020 and 2019, respectively. This decrease is primarily attributed to the change in the mix of earnings by jurisdiction, a reduction in reserves related to uncertain tax positions, and other favorable permanent items, partially offset by a provision recorded due to the company's decision to no longer permanently reinvest the earnings from our Taiwan subsidiary.

Results of Operations: Six Months ended June 30, 2020 versus Six Months Ended June 30, 2019

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2020, and June 30, 2019:

	Six months ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2020	2019	Change	2020	2019
Net sales	$187,272	$238,308	(21.4)%	100.0%	100.0%
Cost of goods sold	127,806	156,490	(18.3)	68.2	65.7
Gross margin	59,466	81,818	(27.3)	31.8	34.3
Selling, general and administrative expenses	31,427	34,597	(9.2)	16.8	14.5
Research and development expenses	12,930	13,048	(0.9)	6.9	5.5
Restructuring charges	375	2,995	(87.5)	0.2%	1.3
Gain sale of assets	—	(122)	(100.0)	—	(0.1)
Total operating expenses	44,732	50,518	(11.5)	23.9	21.2
Operating earnings	14,734	31,300	(52.9)	7.9	13.1
Total other (expense), net	(2,851)	(1,071)	166.2	(1.5)	(0.4)
Earnings before income taxes	11,883	30,229	(60.7)	6.3	12.7
Income tax expense	3,218	6,867	(53.1)	1.7	2.9
Net earnings	$8,665	$23,362	(62.9)%	4.6%	9.8%
Earnings per share:
Diluted net earnings per share	$0.27	$0.71

Sales were $187,272 in the six months ended June 30, 2020, a decrease of $51,036 or 21.4% from the six months ended June 30, 2019. Sales were negatively impacted as a result of the COVID-19 pandemic and government activities to control its spread.  In the first half of the year, we were impacted by: (1) successively mandated closures of or labor restrictions at our plants in China, Europe and North America, (2) supply chain disruptions resulting from the closure of a number of our suppliers in China and in North America, and (3) weak demand from certain customers as a result of their mandated or elective plant closures.  These economic impacts are ongoing and continue to have an effect on our operations, which we are currently unable to quantify.
Sales to transportation markets decreased $59,521 or 37.4%.  Sales to other markets increased $8,485 or 10.7%. The QTI acquisition, which was completed in July 2019, added $10,995 in sales for the first six months of 2020. Changes in foreign exchange rates decreased sales by $1,317 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro.
Gross margin as a percent of sales was 31.8% for the six months ended June 30, 2020 compared to 34.3% for the six months ended June 30, 2019. The decrease in gross margin was driven primarily by lower sales volumes, which was partially offset by various cost reduction measures.
Selling, general and administrative ("SG&A") expenses were $31,427 or 16.8% of sales for the six months ended June 30, 2020 versus $34,597 or 14.5% of sales for the six months ended June 30, 2019. The 2020 SG&A costs include savings from cost reduction measures we implemented during the second quarter, partially offset by amortization of intangibles and other operating costs associated with the QTI acquisition.
Research and development expenses were $12,930 or 6.9% of sales for the six months ended June 30, 2020 compared to $13,048 or 5.5% of sales for the six months ended June 30, 2019.
Restructuring charges were $375 or 0.2% of sales for the six months ended June 30, 2020 and were mainly for severance charges. Restructuring charges were $2,995 or 1.3% of sales for the six months ended June 30, 2019.
Operating earnings were $14,734 or 7.9% of sales for the six months ended June 30, 2020 compared to operating earnings of $31,300 or 13.1% of sales for the six months ended June 30, 2019.
Due to the impact of COVID-19, we implemented cost savings measures, some of which are temporary in nature. We will continue to evaluate market conditions to determine the extent and duration of the temporary measures. Given the continued demand volatility and expected multi-year recovery in the transportation end-market, the Company is implementing a restructuring plan starting in July 2020 to adapt our cost structure to lower market demand. The restructuring plan is focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities. More information will be provided on the details of this restructuring plan in the Company’s subsequent filings.
Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2020	2019
Interest expense	$(1,760)	$(933)
Interest income	635	872
Other (expense) income, net	(1,726)	(1,010)
Total other (expense), net	$(2,851)	$(1,071)
Interest expense increased mainly as a result of an increase in debt related to the QTI acquisition and additional borrowings at the end of the first quarter to ensure adequate liquidity for the next several quarters. The increase in Other (expense) income, net for the six months ended June 30, 2020 was principally driven by pension expense as well as foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the first half of the year.

	Six Months Ended
	June 30,	June 30,
	2020	2019
Effective tax rate	27.1%	22.7%

Our effective income tax rate was 27.1% and 22.7% in the six months ended June 30, 2020 and 2019, respectively. This increase is primarily attributed to establishment of valuation allowances on certain U.S. tax credits and the company's decision to no longer reinvest the earnings of its Taiwan subsidiary, offset by a reduction in reserves related to uncertain tax positions.

Liquidity and Capital Resources

Cash and cash equivalents were $145,981 at June 30, 2020, and $100,241 at December 31, 2019, of which $93,958 and $98,309, respectively, were held outside the United States. The increase in cash and cash equivalents of $45,740 was primarily driven by net proceeds from an increase in borrowings of long-term debt of $41,600 and cash generated from operating activities of $23,724, which were partially offset by treasury stock purchases of $8,080, capital expenditures of $7,245, dividends paid of $2,598, and taxes paid on behalf of equity award participants of $1,903. Total long-term debt was $141,300 as of June 30, 2020 and $99,700 as of December 31, 2019. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 26.1% at June 30, 2020, compared to 19.7% at December 31, 2019.

We increased our cash position during the first quarter to improve liquidity given the current economic environment. Our net debt, defined as long-term debt less cash and cash equivalents, was $(4,681) at June 30, 2020. We currently have $157,000 available for additional borrowings under our credit facility.

Working capital increased by $46,494 during the six months ended June 30, 2020, primarily due to the increase in cash and cash equivalents from borrowings under our credit facility and a decrease in accounts payable, which were partially offset by a decrease in accounts receivable.
Cash Flows from Operating Activities
Net cash provided by operating activities was $23,724 during the first six months of 2020. Components of net cash provided by operating activities included net earnings of $8,665, depreciation and amortization expense of $13,143, other net non-cash items of $2,810, and a net cash outflow from changes in assets and liabilities of $894.
Cash Flows from Investing Activities
Net cash used in investing activities for the first six months of 2020 was $7,245, driven entirely by capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities for the first six months of 2020 was $29,019. The net cash inflow was the result of net proceeds from an increase in borrowings of long-term debt of $41,600, which was partially offset by treasury stock purchases of $8,080, dividends paid of $2,598, and taxes paid on behalf of equity award participants in the amount of $1,903.
Capital Resources
Long‑term debt is comprised of the following:

	As of
	June 30,	December 31,
	2020	2019
Total credit facility	$300,000	$300,000
Balance outstanding	141,300	99,700
Standby letters of credit	1,740	1,800
Amount available, subject to covenant restrictions	$157,000	$198,500
Weighted-average interest rate	2.17%	3.25%
Commitment fee percentage per annum	0.25%	0.23%

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

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our revolving credit facility. We believe that cash flows from operating activities and available borrowings under our credit facility will be adequate to fund our working capital needs, capital expenditures, and debt service requirements for at least the next twelve months. However, we may choose to pursue additional equity and debt financing to provide additional liquidity or to fund acquisitions.

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
Product Warranties
Provisions for estimated warranty expenses primarily related to our automotive products are made at the time products are sold. These estimates are established using a quoted industry rate. We adjust our warranty reserve for any known or anticipated warranty claims as new information becomes available. We evaluate our warranty obligations at least quarterly and adjust our accruals if it is probable that future costs will be different than our current reserve. Over the last three years, product warranty reserves have ranged from 2.0% to 3.2% of total sales. We believe our reserve level is appropriate considering all facts and circumstances surrounding any outstanding quality claims and our historical experience selling our products to our customers.
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
We reserve for estimated credit losses based on historical experience, specific customer collection issues, current conditions and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual terms of our receivables and other financial assets. Over the last three years, accounts receivable reserves have been approximately 0.1% to 1.0% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations of the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience or our current forecasts.
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
In February 2020, the CTS Board of Directors authorized management to explore termination of our U.S. based pension plan ("Plan") at management's discretion, subject to certain conditions. On June 1, 2020, we entered into the Fifth Amendment to the Plan whereby we set an effective termination date of July 31, 2020. The Plan termination process is expected to take twelve to eighteen months and requires certain approvals from both the Internal Revenue Service and Pension Benefit Guaranty Corporation. Once we receive such approvals, an insurance company will be selected to purchase annuities and fulfill the obligations of the Plan including administering payments to participants. Upon settlement of the pension liabilities, we will reclassify the related pension losses currently recorded in accumulated other comprehensive loss into earnings.  We do not expect any cash contributions from the Company to the Plan as a result of this termination because plan assets exceed estimated liabilities.

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
If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. We recorded a charge of $1,016 during the first quarter due to the impairment of a specific asset group. No indicators of impairment were identified during the quarter ended June 30, 2020.
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

In the second quarter of 2020, the company made the decision to no longer permanently reinvest the earnings of its Taiwan subsidiary. As a result, a provision for the expected taxes on repatriation of those earnings has been recorded.
Significant Customers
Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Cummins Inc.	9.7%	18.0%	13.4%	18.3%
Toyota Motor Corporation	11.6%	11.8%	11.7%	11.1%
Honda Motor Co.	9.9%	9.9%	8.1%	10.1%

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 10 "Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems, and results of operations. We have experienced, and expect to continue to experience, disruptions in production and supply due to mandated facility closures, labor capacity restrictions, and unpredictable fluctuations in demand for our products. The pandemic could lead to a continued disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On February 7, 2019 the Board of Directors authorized a stock repurchase program with a maximum dollar limit of $25 million. This program authorizes us to make repurchases of our common stock from time to time on the open market, but does not obligate us to make repurchases, and it has no expiration date.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet By
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
April 1, 2020 through April 30, 2020	114,000	$22.66	114,000	$5,933
May 1, 2020 through May 31, 2020	8,000	$24.11	8,000	$5,740
June 1, 2020 through June 30, 2020	—	$—	—	$5,740
Total	122,000	$22.76	122,000

Item 6.  Exhibits

10.1	Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of June 28, 2018, as filed herewith.

10.2	Amendment to the CTS Corporation Pension Plan (Amended and Restated Effective as of July 1, 2015) as of June 1, 2020, as filed herewith.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1
The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2020 and 2019; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ William M. Cahill	/s/ Ashish Agrawal
William M. Cahill Chief Accounting Officer	Ashish Agrawal Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

Dated: July 31, 2020	Dated: July 31, 2020