Form 10-Q
period 2020-09-30
CTS CORP
filed 2020-10-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2020: 32,267,951.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net sales	$113,777	$115,651	$301,049	$353,959
Cost of goods sold	76,871	78,594	204,677	235,084
Gross Margin	36,906	37,057	96,372	118,875
Selling, general and administrative expenses	16,883	17,774	48,310	52,371
Research and development expenses	5,723	6,806	18,653	19,854
Restructuring charges	1,041	2,342	1,416	5,337
Loss (gain) on sale of assets	—	11	—	(111)
Operating earnings	13,259	10,124	27,993	41,424
Other (expense) income:
Interest expense	(857)	(812)	(2,617)	(1,745)
Interest income	217	524	852	1,396
Other income (expense), net	1,617	(2,636)	(109)	(3,646)
Total other income (expense), net	977	(2,924)	(1,874)	(3,995)
Earnings before income taxes	14,236	7,200	26,119	37,429
Income tax expense	3,163	4,478	6,381	11,345
Net earnings	$11,073	$2,722	$19,738	$26,084
Earnings per share:
Basic	$0.34	$0.08	$0.61	$0.80
Diluted	$0.34	$0.08	$0.61	$0.79
Basic weighted – average common shares outstanding:	32,268	32,642	32,331	32,748
Effect of dilutive securities	241	425	270	417
Diluted weighted – average common shares outstanding:	32,509	33,067	32,601	33,165
Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net earnings	$11,073	$2,722	$19,738	$26,084
Other comprehensive earnings:
Changes in fair market value of derivatives, net of tax	909	(740)	(2,861)	(956)
Changes in unrealized pension cost, net of tax	1,239	1,017	3,733	3,065
Cumulative translation adjustment, net of tax	99	(92)	(54)	(88)
Other comprehensive earnings	$2,247	$185	$818	$2,021
Comprehensive earnings	$13,320	$2,907	$20,556	$28,105

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$131,740	$100,241
Accounts receivable, net	76,431	78,008
Inventories, net	41,492	42,237
Other current assets	14,020	16,992
Total current assets	263,683	237,478
Property, plant and equipment, net	97,777	105,038
Operating lease assets, net	23,727	24,644
Other Assets
Prepaid pension asset	65,115	62,082
Goodwill	106,056	106,056
Other intangible assets, net	76,126	85,215
Deferred income taxes	20,595	19,795
Other	2,774	3,046
Total other assets	270,666	276,194
Total Assets	$655,853	$643,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$46,739	$48,219
Operating lease obligations	3,149	2,787
Accrued payroll and benefits	12,437	9,564
Accrued expenses and other liabilities	32,794	36,378
Total current liabilities	95,119	96,948
Long-term debt	106,300	99,700
Long-term operating lease obligations	23,747	24,926
Long-term pension obligations	6,446	6,632
Deferred income taxes	6,223	5,637
Other long-term obligations	4,052	4,292
Total Liabilities	241,887	238,135
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock	310,976	307,932
Additional contributed capital	40,796	43,689
Retained earnings	525,624	509,766
Accumulated other comprehensive loss	(90,908)	(91,726)
Total shareholders’ equity before treasury stock	786,488	769,661
Treasury stock	(372,522)	(364,442)
Total shareholders’ equity	413,966	405,219
Total Liabilities and Shareholders’ Equity	$655,853	$643,354

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,738	$26,084
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,819	18,038
Pension and other post-retirement plan expense	2,023	752
Stock-based compensation	2,164	3,950
Asset impairment charges	1,016	—
Restructuring non-cash charges	300	1,100
Deferred income taxes	(627)	466
Gain on sales of fixed assets	—	(111)
(Gain) loss on foreign currency hedges, net of cash	(58)	79
Changes in assets and liabilities, net of acquisition:
Accounts receivable	2,085	385
Inventories	960	1,925
Operating lease assets	917	(2,454)
Other assets	2,446	(3,153)
Accounts payable	1,423	(3,534)
Accrued payroll and benefits	2,928	(3,921)
Income taxes payable	(2,454)	2,540
Operating lease liabilities	(818)	2,764
Accrued expenses and other liabilities	(2,372)	(3,962)
Pension and other post-retirement plans	(193)	(213)
Net cash provided by operating activities	49,297	40,735
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,441)	(15,299)
Proceeds from sale of assets	—	137
Payments for acquisitions, net of cash acquired	—	(73,588)
Net cash used in investing activities	(10,441)	(88,750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(3,322,550)	(995,500)
Proceeds from borrowings of long-term debt	3,329,150	1,058,200
Purchase of treasury stock	(8,080)	(8,045)
Dividends paid	(3,888)	(3,934)
Taxes paid on behalf of equity award participants	(1,911)	(2,653)
Net cash (used) in provided by financing activities	(7,279)	48,068
Effect of exchange rate changes on cash and cash equivalents	(78)	213
Net increase in cash and cash equivalents	31,499	266
Cash and cash equivalents at beginning of period	100,241	100,933
Cash and cash equivalents at end of period	$131,740	$101,199
Supplemental cash flow information:
Cash paid for interest	$2,124	$1,208
Cash paid for income taxes, net	$8,295	$7,622
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$816	$3,711

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2020:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2019	$307,932	$43,689	$509,766	$(91,726)	$(364,442)	$405,219
Net earnings	—	—	3,808	—	—	3,808
Changes in fair market value of derivatives, net of tax	—	—	—	(4,414)	—	(4,414)
Changes in unrealized pension cost, net of tax	—	—	—	1,285	—	1,285
Cumulative translation adjustment, net of tax	—	—	—	(139)	—	(139)
Cash dividends of $0.04 per share	—	—	(1,298)	—	—	(1,298)
Acquired 220,731 shares of treasury stock	—	—	—	—	(5,304)	(5,304)
Issued shares on vesting of restricted stock units	2,166	(4,069)	—	—	—	(1,903)
Stock compensation	—	212	—	—	—	212
Balances at March 31, 2020	$310,098	$39,832	$512,276	$(94,994)	$(369,746)	$397,466
Net earnings	—	—	4,857	—	—	4,857
Changes in fair market value of derivatives, net of tax	—	—	—	644	—	644
Changes in unrealized pension cost, net of tax	—	—	—	1,209	—	1,209
Cumulative translation adjustment, net of tax	—	—	—	(14)	—	(14)
Cash dividends of $0.04 per share	—	—	(1,292)	—	—	(1,292)
Acquired 122,000 shares of treasury stock	—	—	—	—	(2,776)	(2,776)
Issued shares on vesting of restricted stock units	855	(855)	—	—	—	—
Stock compensation	—	798	—	—	—	798
Balances at June 30, 2020	$310,953	$39,775	$515,841	$(93,155)	$(372,522)	$400,892
Net earnings	—	—	11,073	—	—	11,073
Changes in fair market value of derivatives, net of tax	—	—	—	909	—	909
Changes in unrealized pension cost, net of tax	—	—	—	1,239	—	1,239
Cumulative translation adjustment, net of tax	—	—	—	99	—	99
Cash dividends of $0.04 per share	—	—	(1,290)	—	—	(1,290)
Issued shares on vesting of restricted stock units	23	(31)	—	—	—	(8)
Stock compensation	—	1,052	—	—	—	1,052
Balances at September 30, 2020	$310,976	$40,796	$525,624	$(90,908)	$(372,522)	$413,966

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2019:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock	Total
Balances at December 31, 2018	$306,697	$42,820	$478,847	$(97,739)	$(352,696)	$377,929
Net earnings	—	—	11,419	—	—	11,419
Changes in fair market value of derivatives, net of tax	—	—	—	78	—	78
Changes in unrealized pension cost, net of tax	—	—	—	1,022	—	1,022
Cumulative translation adjustment, net of tax	—	—	—	91	—	91
Cash dividends of $0.04 per share	—	—	(1,315)	—	—	(1,315)
Acquired 31,500 shares of treasury stock	—	—	—	—	(849)	(849)
Issued shares on vesting of restricted stock units	967	(3,603)	—	—	—	(2,636)
Stock compensation	—	1,154	—	—	—	1,154
Balances at March 31, 2019	$307,664	$40,371	$488,951	$(96,548)	$(353,545)	$386,893
Net earnings	—	—	11,943	—	—	11,943
Changes in fair market value of derivatives, net of tax	—	—	—	(294)	—	(294)
Changes in unrealized pension cost, net of tax	—	—	—	1,026	—	1,026
Cumulative translation adjustment, net of tax	—	—	—	(87)	—	(87)
Cash dividends of $0.04 per share	—	—	(1,309)	—	—	(1,309)
Acquired 148,466 shares of treasury stock	—	—	—	—	(4,153)	(4,153)
Issued shares on vesting of restricted stock units	111	(111)	—	—	—	—
Stock compensation	—	1,526	—	—	—	1,526
Balances at June 30, 2019	$307,775	$41,786	$499,585	$(95,903)	$(357,698)	$395,545
Net earnings	—	—	2,722	—	—	2,722
Changes in fair market value of derivatives, net of tax	—	—	—	(740)	—	(740)
Changes in unrealized pension cost, net of tax	—	—	—	1,017	—	1,017
Cumulative translation adjustment, net of tax	—	—	—	(92)	—	(92)
Cash dividends of $0.04 per share	—	—	(1,304)	—	—	(1,304)
Acquired 106,760 shares of treasury stock	—	—	—	—	(3,043)	(3,043)
Issued shares on vesting of restricted stock units	26	(41)	—	—	—	(15)
Stock compensation	—	1,104	—	—	—	1,104
Balances at September 30, 2019	$307,801	$42,849	$501,003	$(95,718)	$(360,741)	$395,194

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands except for share and per share data)

September 30, 2020

NOTE 1 — Basis of Presentation

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

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of September 30, 2020 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Transportation	$65,277	$71,559	$164,940	$230,743
Industrial	24,204	19,750	65,260	57,406
Medical	10,201	10,537	32,609	29,176
Aerospace & Defense	11,038	9,025	29,416	23,536
Telecom & IT	3,057	4,780	8,824	13,098
Total	$113,777	$115,651	$301,049	$353,959

NOTE 3 – Accounts Receivable

The components of accounts receivable, net are as follows:

	As of
	September 30,	December 31,
	2020	2019
Accounts receivable, gross	$77,250	$78,269
Less: Allowance for credit losses	(819)	(261)
Accounts receivable, net	$76,431	$78,008

NOTE 4 – Inventories

Inventories, net consists of the following:

	As of
	September 30,	December 31,
	2020	2019
Finished goods	$9,046	$9,447
Work-in-process	15,237	14,954
Raw materials	23,607	23,363
Less: Inventory reserves	(6,398)	(5,527)
Inventories, net	$41,492	$42,237

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	As of
	September 30,	December 31,
	2020	2019
Land and land improvements	$1,095	$1,095
Buildings and improvements	69,007	68,350
Machinery and equipment	228,584	224,312
Less: Accumulated depreciation	(200,909)	(188,719)
Property, plant and equipment, net	$97,777	$105,038
Depreciation expense for the nine months ended September 30, 2020		$13,003
Depreciation expense for the nine months ended September 30, 2019		$12,657

NOTE 6 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other income (expense) in the Condensed Consolidated Statement of Earnings is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net pension expense	$666	$250	$1,996	$749

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Service cost	$—	$—	$8	$9
Interest cost	1,443	1,931	6	8
Expected return on plan assets(1)	(2,454)	(3,046)	(3)	(4)
Amortization of loss	1,622	1,311	44	41
Total expense, net	$611	$196	$55	$54

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Service cost	$—	$—	$23	$27
Interest cost	4,329	5,793	19	23
Expected return on plan assets(1)	(7,362)	(9,140)	(10)	(13)
Amortization of loss	4,866	3,934	131	125
Total expense, net	$1,833	$587	$163	$162

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

In February 2020, the CTS Board of Directors authorized management to explore termination of our U.S. based pension plan ("Plan") at management's discretion, subject to certain conditions. On June 1, 2020, we entered the Fifth Amendment to the Plan whereby we set an effective termination date of July 31, 2020. The Plan termination process is expected to take twelve to eighteen months and requires certain approvals from both the Internal Revenue Service and Pension Benefit Guaranty Corporation. Once we receive such approvals, an insurance company will be selected to purchase annuities and fulfill the obligations of the Plan including administering payments to participants. Upon settlement of the pension liabilities, we will reclassify the related pension losses currently recorded in accumulated other comprehensive loss into earnings.  We do not expect any cash contributions from the Company to the Plan as a result of this termination because plan assets exceed estimated liabilities.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Service cost	$1	$—	$1	$1
Interest cost	30	42	90	127
Amortization of gain	(20)	(42)	(64)	(125)
Total expense, net	$11	$—	$27	$3

NOTE 7 – Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$92,194	$(42,753)	$49,441
Technology and other intangibles	47,925	(21,240)	26,685
In process research and development	2,200	(2,200)	—
Other intangible assets, net	$142,319	$(66,193)	$76,126
Amortization expense for the three months ended September 30, 2020		$2,253
Amortization expense for the nine months ended September 30, 2020		$6,816

In the third quarter of 2020, due to the restructuring actions further outlined in Note 8, we performed an interim impairment assessment. This resulted in the recognition of $2,200 of impairment charges related to in process research and development, and a revaluation of associated contingent liabilities totaling $1,900. The net impact of $300 was recorded as restructuring expense in the Condensed Consolidated Statements of Earnings.

	As of
	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$92,194	$(38,682)	$53,512
Technology and other intangibles	47,925	(18,422)	29,503
In process research and development	2,200	—	2,200
Other intangible assets, net	$142,319	$(57,104)	$85,215
Amortization expense for the three months ended September 30, 2019		$1,999
Amortization expense for the nine months ended September 30, 2019		$5,381

Remaining amortization expense for other intangible assets as of September 30, 2020 is as follows:

Amortization expense
2020	$2,243
2021	8,893
2022	8,657
2023	6,651
2024	6,489
Thereafter	43,193
Total amortization expense	$76,126

NOTE 8 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statement of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
Restructuring charges	$1,041	$2,342

	Nine Months Ended
	September 30, 2020	September 30, 2019
Restructuring charges	$1,416	$5,337

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities. This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions ("September 2020 Plan"). The restructuring cost of the plan is estimated to range between $5,000 and $6,000, including workforce reduction charges, building and equipment relocation charges, other contract and asset related costs. In addition to these charges, we expect an additional $5,000 to $6,000 of other costs to be incurred related to the initiatives that would not qualify as restructuring charges. These costs would include certain related employee resource overlap and training costs as well as additional capital expenditures. Restructuring charges under this plan were $1,008 during the three and nine months ended September 30, 2020. The total restructuring liability related to the September 2020 Plan was $583 at September 30, 2020.

June 2016 Plan

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart, IN facility and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes were also implemented in various other locations. In 2017, we revised this plan to include an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which have now been consolidated into a single facility. Restructuring charges under this plan, which is substantially complete, were $0 and $671 during the three months ended September 30, 2020 and 2019, respectively. Restructuring charges under this plan were $(32) and $3,914 during the nine months ended September 30, 2020 and 2019, respectively. The total restructuring liability related to the June 2016 Plan was $23 at September 30, 2020 and $233 at December 31, 2019. Additional costs related to production line movements, equipment charges, and other costs will be expensed as incurred.

The following table displays the planned restructuring charges associated with the June 2016 Plan as well as a summary of the actual costs incurred through September 30, 2020:

		Actual costs
	Planned	incurred through
June 2016 Plan	Costs	September 30, 2020
Workforce reduction	$3,075	$3,312
Building and equipment relocation	9,025	10,530
Other charges(1)	1,300	2,156
Total restructuring charges	$13,400	$15,998

(1)	Other charges includes the effects of currency translation, non-cash asset write-downs and other charges.

April 2014 Plan

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint (“April 2014 Plan”). These restructuring actions were completed in 2015. Restructuring charges associated with this plan were $(248) for the three and nine months ended September 30, 2019. There were no restructuring charges incurred under this plan during the three and nine months ended September 30, 2020. The total restructuring liability related to the April 2014 Plan was $874 at September 30, 2020, and $703 at December 31, 2019.

Other Restructuring Activities

From time to time we undertake other restructuring activities that are not part of a formal plan. During the three and nine months ended September 30, 2020, we incurred restructuring charges of $33 and $440, respectively, primarily relating to workforce reduction actions.   During the three and nine months ended September 30, 2019, we incurred restructuring charges of $1,671 for exit and disposal activities at three facilities, of which $800 was related to a lease termination charge resulting from our acquisition of Quality Thermistor, Inc. (see Note 19, “Business Acquisitions”) and $871 was related to workforce and building relocation costs at two foreign facilities. The total remaining restructuring liability associated with these actions was $14 at September 30, 2020 and $1,057 at December 31, 2019.

The following table displays the restructuring liability activity included in Accrued expenses and other liabilities for all plans for the nine months ended September 30, 2020:

Restructuring liability at January 1, 2020	$1,993
Restructuring charges	1,416
Cost paid	(1,382)
Other activity(1)	(533)
Restructuring liability at September 30, 2020	$1,494

(1)	Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 9 – Accrued Liabilities

The components of Accrued expenses and other liabilities are as follows:

	As of
	September 30,	December 31,
	2020	2019
Accrued product related costs	$3,661	$2,950
Accrued income taxes	5,564	7,903
Accrued property and other taxes	1,914	1,574
Accrued professional fees	1,242	1,599
Accrued customer related liabilities	4,144	4,391
Dividends payable	1,291	1,299
Remediation reserves	9,337	11,444
Derivative liabilities	1,287	—
Other accrued liabilities	4,354	5,218
Total accrued expenses and other liabilities	$32,794	$36,378

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

A roll-forward of remediation reserves included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	September 30,	December 31,
	2020	2019
Balance at beginning of period	$11,444	$11,274
Remediation expense	1,265	2,602
Net remediation payments	(3,408)	(2,455)
Other activity(1)	36	23
Balance at end of the period	$9,337	$11,444

(1)	Other activity includes currency translation adjustments not recorded through remediation expense.

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

NOTE 11 - Debt

Long-term debt was comprised of the following:

	As of
	September 30,	December 31,
	2020	2019
Total credit facility	$300,000	$300,000
Balance outstanding	106,300	99,700
Standby letters of credit	1,740	1,800
Amount available, subject to covenant restrictions	$191,960	$198,500
Weighted-average interest rate	2.00%	3.25%
Commitment fee percentage per annum	0.25%	0.23%

On February 12, 2019, we entered an amended and restated five-year Credit Agreement with a group of banks (the "Credit Agreement") to extend the term of the facility. The Credit Agreement provides for a revolving credit facility of $300,000, which may be increased by $150,000 at the request of the Company, subject to the administrative agent's approval. This unsecured credit facility replaces the prior $300,000 unsecured credit facility, which would have expired August 10, 2020. Borrowings of $50,000 under the prior credit agreement were refinanced into the Credit Agreement.

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

The Credit Agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the credit facility. We were compliant with all debt covenants at September 30, 2020. The Credit Agreement requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, it contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the credit facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense for three and nine months ended September 30, 2020 and 2019 was approximately $42 and $126 and $42 and $121, respectively. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings.

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

The use of derivative financial instruments exposes the Company to credit risk, which relates to the risk of nonperformance by a counterparty to the derivative contracts. We manage our credit risk by entering derivative contracts with only highly rated financial institutions and by using netting agreements.

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

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2020, we had a net unrealized loss of $458 in accumulated other comprehensive (loss) income, of which $425 is expected to be reclassified to earnings within the next 12 months. At September 30, 2019 we had a net unrealized gain of $507 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $17,015 at September 30, 2020.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. As of September 30, 2020, we have agreements to fix interest rates on $50,000 of long-term debt through February 2024. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing losses that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $517.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2020, are shown in the following table:

	As of
	September 30,	December 31,
	2020	2019
Interest rate swaps reported in Other current assets	$—	$82
Interest rate swaps reported in Accrued liabilities	$(671)	$—
Interest rate swaps reported in Other long-term obligations	$(1,789)	$(78)
Foreign currency hedges reported in Other current assets	$—	$580
Foreign currency hedges reported in Accrued liabilities	$(615)	$—

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $0 and foreign currency derivative liabilities of $615 at September 30, 2020.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(78)	$—	$(5)	$—
Cost of goods sold	(407)	286	(678)	562
Selling, general and administrative expense	—	23	(5)	62
Total (loss) gain reclassified from AOCI to earnings	(485)	309	(688)	624
Gain recognized in other expense for hedge ineffectiveness	—	—	3	—
Total derivative (loss) gain on foreign exchange contracts recognized in earnings	$(485)	$309	$(685)	$624
Interest Rate Swaps:
(Expense) benefit recorded in Interest expense	$(171)	$117	$(242)	$430
Total (losses) gains on derivatives	$(656)	$426	$(927)	$1,054

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains for the three and nine months ended September 30, 2020 were $2,326 and $1,947, respectively and transaction losses for the three and nine months ended September 30, 2019 were $2,473 and $2,828, respectively, which have been included in other income (expense) in the Condensed Consolidated Statement of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2020 are as follows:

			Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2020	in OCI	to Earnings	2020
Changes in fair market value of hedges:
Gross	$(4,239)	$525	$656	$(3,058)
Income tax benefit (expense)	978	(122)	(150)	706
Net	(3,261)	403	506	(2,352)
Changes in unrealized pension cost:
Gross	(120,906)	—	1,606	(119,300)
Income tax benefit (expense)	33,278	—	(367)	32,911
Net	(87,628)	—	1,239	(86,389)
Cumulative translation adjustment:
Gross	(2,266)	99	—	(2,167)
Income tax benefit	—	—	—	—
Net	(2,266)	99	—	(2,167)
Total accumulated other comprehensive (loss) income	$(93,155)	$502	$1,745	$(90,908)

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2019, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2019	in OCI	to Earnings	2019
Changes in fair market value of hedges:
Gross	$1,036	$(529)	$(426)	$81
Income tax (expense) benefit	(234)	119	96	(19)
Net	802	(410)	(330)	62
Changes in unrealized pension cost:
Gross	(129,810)	—	1,313	(128,497)
Income tax benefit (expense)	35,297	—	(296)	35,001
Net	(94,513)	—	1,017	(93,496)
Cumulative translation adjustment:
Gross	(2,287)	(89)	—	(2,376)
Income tax benefit (expense)	95	(3)	—	92
Net	(2,192)	(92)	—	(2,284)
Total accumulated other comprehensive (loss) income	$(95,903)	$(502)	$687	$(95,718)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2020, are as follows:

			Loss
	As of	Loss	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2019	in OCI	to Earnings	2020
Changes in fair market value of hedges:
Gross	$659	$(4,647)	930	$(3,058)
Income tax (expense) benefit	(150)	1,059	(203)	706
Net	509	(3,588)	727	(2,352)
Changes in unrealized pension cost:
Gross	(124,140)	—	4,840	(119,300)
Income tax benefit (expense)	34,018	—	(1,107)	32,911
Net	(90,122)	—	3,733	(86,389)
Cumulative translation adjustment:
Gross	(2,211)	44	—	(2,167)
Income tax benefit (expense)	98	(98)	—	—
Net	(2,113)	(54)	—	(2,167)
Total accumulated other comprehensive (loss) income	$(91,726)	$(3,642)	$4,460	$(90,908)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2019, are as follows:

			Loss
	As of	Gain	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2018	in OCI	to Earnings	2019
Changes in fair market value of hedges:
Gross	$1,316	$(181)	$(1,054)	$81
Income tax (expense) benefit	(298)	41	238	(19)
Net	1,018	(140)	(816)	62
Changes in unrealized pension cost:
Gross	(132,454)	—	3,957	(128,497)
Income tax benefit (expense)	35,893	—	(892)	35,001
Net	(96,561)	—	3,065	(93,496)
Cumulative translation adjustment:
Gross	(2,291)	(85)	—	(2,376)
Income tax benefit	95	(3)	—	92
Net	(2,196)	(88)	—	(2,284)
Total accumulated other comprehensive (loss) income	$(97,739)	$(228)	$2,249	$(95,718)

NOTE 14 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2020	2019
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,067,574	56,929,298
Shares outstanding	32,267,951	32,472,406
Treasury stock
Shares held	24,799,623	24,456,892

On February 7, 2019, the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25,000 in stock repurchases, which replaced the previous program. During the nine months ended September 30, 2020 and 2019, 342,731 and 286,726 shares of common stock were repurchased for $8,080 and $8,045, respectively. Approximately $5,740 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Nine months ended
	September 30,	September 30,
	2020	2019
Balance at the beginning of the year	32,472,406	32,750,727
Repurchases	(342,731)	(286,726)
Restricted share issuances	138,276	137,888
Balance at the end of the period	32,267,951	32,601,889

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the nine months ended September 30, 2020 and 2019 were 68,198 and 20,273, respectively. There were no anti-dilutive awards outstanding for the three months ended September 30, 2020 and the three months ended September 30, 2019.

NOTE 15 - Stock-Based Compensation

At September 30, 2020, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance & Incentive Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Service-based RSUs	$580	$618	$1,939	$1,712
Performance-based RSUs	472	486	123	2,072
Cash-settled RSUs	67	53	102	166
Total	$1,119	$1,157	$2,164	$3,950
Income tax benefit	257	262	497	893
Net expense	$862	$895	$1,667	$3,057

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	September 30, 2020	Period
Service-based RSUs	$1,989	1.43
Performance-based RSUs	2,311	1.90
Total	$4,300	1.68

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2020:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance-based options outstanding	—	—	—	—	—
Maximum potential RSU and cash settled awards outstanding	495,246	179,528	75,200	35,952	5,522
Maximum potential awards outstanding	495,246	179,528	75,200	35,952	5,522
RSUs and cash settled awards vested and released	36,471	—	—	—	—
Awards available for grant	1,968,283	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the nine months ended September 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	364,396	$19.87
Granted	92,996	27.73
Vested and released	(91,762)	22.76
Forfeited	(13,997)	28.70
Outstanding at September 30, 2020	351,633	$20.84
Releasable at September 30, 2020	185,974	$14.63

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the nine months ended September 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	217,229	$27.73
Granted	126,521	28.37
Attained by performance	38,820	23.84
Released	(111,838)	23.74
Forfeited	(40,673)	29.34
Outstanding at September 30, 2020	230,059	$28.94
Releasable at September 30, 2020	—	$—

The following table summarizes each grant of performance awards outstanding at September 30, 2020.

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2018 - 2020 Performance RSUs	February 8, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	22,082	44,164
2018 - 2020 Performance RSUs	February 16, 2018	2020	35% RTSR, 35% sales growth, 30% operating cash flow	31,820	63,640
2019 - 2021 Performance RSUs	February 7, 2019	2021	35% RTSR, 35% sales growth, 30% operating cash flow	50,456	100,912
2019 Supplemental Performance RSUs	February 7, 2019	2021	Succession Planning Targets	6,945	13,890
2020 - 2022 QTI Performance RSUs	September 24, 2019	2022	50% EBITDA growth, 50% Sales growth	1,750	3,500
2020 - 2022 Performance RSUs	February 6, 2020	2022	25% RTSR, 40% sales growth, 35% operating cash flow	63,006	126,012
Focus 2025 Performance RSUs	April 23, 2020	2024	Cumulative revenues of $750 million over a trailing four-quarter period	54,000	54,000
Total				230,059	406,118

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2020 and December 31, 2019 we had 33,697 and 17,271 cash-settled RSUs outstanding, respectively. At September 30, 2020 and December 31, 2019, liabilities of $221 and $353, respectively, were included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 16 — Fair Value Measurements

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis.  Due to changes in interest rates and foreign exchange rates, these fair values fluctuated significantly during the second and third quarters and may continue to fluctuate based on market conditions and other factors.

The table below summarizes our financial liabilities that were measured at fair value on a recurring basis at September 30, 2020:

Quoted
Prices
	Liability	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	September 30,	Instruments	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(2,460)	$—	$(2,460)	$—
Foreign currency hedges	$(615)	$—	$(615)	$—

The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2019:

Quoted
Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$4	$—	$4	$—
Foreign currency hedges	$580	$—	$580	$—

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

NOTE 17 — Income Taxes

The effective tax rates for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Effective tax rate	22.2%	62.2%	24.4%	30.3%

Our effective income tax rate was 22.2% and 62.2% in the third quarters of 2020 and 2019, respectively. This decrease is primarily attributed to the change in the mix of earnings by jurisdiction and the 2019 increase to reserves for uncertain tax position associated with the company’s operations in China. The third quarter 2020 tax rate was higher than the U.S. statutory federal tax rate primarily due to foreign withholding taxes, state taxes and foreign earnings that are taxed at higher rates.

Our effective income tax rate was 24.4%% and 30.3% in the first nine months of 2020 and 2019, respectively. This decrease is primarily attributed to the change in the mix of earnings by jurisdiction, decreases in uncertain tax position offset by the establishment of valuation allowance on certain U.S. tax credits and the Company’s decision to no longer permanently reinvest the earnings of its Taiwan subsidiary. The tax rate in the first nine months of 2020 was higher than the U.S statutory federal tax rate primarily due to the establishment of valuation allowances on certain U.S. tax credits and the Company’s decision to no longer permanently reinvest the earnings of its Taiwan subsidiary. The tax rate in the first nine months of 2019 was higher than the U.S. statutory federal tax rate primarily due to an increase to reserves for uncertain tax positions associated with the Company’s operations in China and foreign earnings that are taxed at higher rates.

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

In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we have elected to account for any lease concessions resulting directly from COVID-19 as if the enforceable rights and obligations for the concessions existed in the respective contracts at lease inception and as such we will not account for any concession as a lease modification. Guidance from the FASB Staff Q&A provided methods to account for rent deferrals which include the option to treat the lease as if no changes to the lease contract were made or to treat deferred payments as variable lease payments. The FASB Staff Q&A allows entities to select the most practical approach and does not require the same approach be applied consistently to all leases. As a result, we have accounted for lease deferrals as if no changes to the lease contract were made and will continue to recognize lease expense, on a straight-line basis, during the deferral periods. During the three and nine months ended September 30, 2020, these rent concessions related to COVID-19 were not material.

Components of lease expense for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Operating lease cost	$1,189	$1,128	$3,578	$3,197
Short-term lease cost	471	43	808	292
Total lease cost	$1,660	$1,171	$4,386	$3,489

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$3,476	$2,887
Leased assets obtained in exchange for new operating lease liabilities	$1,299	$2,961

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2020	2019
Balance Sheet Classification:
Operating lease obligations	$3,149	$2,787
Long-term operating lease obligations	23,747	24,926
Total lease liabilities	$26,896	$27,713
Weighted-average remaining lease terms (years)	8.16	9.04
Weighted-average discount rate	6.45%	6.54%

Remaining maturity of our existing lease liabilities as of September 30, 2020 is as follows:

Operating Leases(1)
2020	$1,183
2021	4,728
2022	4,589
2023	4,213
2024	4,075
Thereafter	16,950
Total	$35,738
Less: interest	(8,842)
Present value of lease liabilities	$26,896

(1)	Operating lease payments include $3,822 of payments related to options to extend lease terms that are reasonably expected to be exercised.

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

ASU No. 2016-16 "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory"

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory". This ASU is meant to improve the accounting for the income tax effect of intra-entity transfers of assets other than inventory. Currently, U.S. GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers until the asset is sold to a third party. This ASU will now require companies to recognize the income tax effect of an intra-entity asset transfer (other than inventory) when the transaction occurs. This ASU is effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those annual reporting periods and is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We adopted this ASU on January 1, 2020 and it did not have a material impact on our financial statements.

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

Recently Issued Accounting Pronouncements

ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as it relates to our LIBOR indexed instruments. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March

12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Impact of COVID-19

The COVID-19 pandemic has resulted in a significant disruption to the global economy that has and is likely to have continued adverse impact on our business. We have experienced reductions in customer demand in several of our end markets. We expect that social distancing measures, high employee absenteeism, and reductions in production due to mandated labor capacity restrictions at some of our plants in Europe and North America, as well as the reduced operational capacity of our customers and suppliers, could impact our business in the fourth quarter and into 2021. As a result of these economic headwinds, we have implemented cost savings measures, some of which are temporary in nature. We continue to evaluate market conditions to determine the extent and duration of the temporary measures. The pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material. In the third quarter of 2020, we saw a significant recovery in revenue from the levels in the second quarter of 2020. However, we remain cautious about the revenue impact in the next several quarters.

Results of Operations: Third Quarter 2020 versus Third Quarter 2019

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2020, and September 30, 2019:

	Three Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales –	Net Sales –
	2020	2019	Change	2020	2019
Net sales	$113,777	$115,651	(2.0)%	100.0%	100.0%
Cost of goods sold	76,871	78,594	(0.0)	67.6	68.0
Gross margin	36,906	37,057	0.0	32.4	32.0
Selling, general and administrative expenses	16,883	17,774	(0.1)	14.8	15.4
Research and development expenses	5,723	6,806	(0.2)	5.0	5.9
Restructuring charges	1,041	2,342	(0.6)	0.9	2.0
Loss on sale of assets	—	11	(1.0)	—	—
Total operating expenses	23,647	26,933	(0.1)	20.8	23.3
Operating earnings	13,259	10,124	0.3	11.7	8.8
Total other income (expense), net	977	(2,924)	(1.3)	0.9	(2.5)
Earnings before income taxes	14,236	7,200	1.0	12.5	6.2
Income tax expense	3,163	4,478	(0.3)	2.8	3.9
Net earnings	$11,073	$2,722	307.0%	9.7%	2.4%
Earnings per share:
Diluted net earnings per share	$0.34	$0.08

Sales were $113,777 in the third quarter of 2020, a decrease of $1,874 or 2.0% from the third quarter of 2019. Sales were negatively impacted as a result of the COVID-19 pandemic and government activities to control its spread.  In the third quarter of 2020 we continued to see negative impacts from labor restrictions, as well as challenges from supply chain disruptions and weaker demand from certain customers, primarily in the transportation end market. These economic impacts are ongoing and continue to have an effect on our operations, which we are currently unable to quantify.

Sales to transportation markets decreased $6,282 or 8.8%. Sales to other markets increased $4,408 or 10.0%. The QTI acquisition, which was completed in July 2019, added $6,560 in sales for the quarter compared to $3,670 in the third quarter of 2019. Changes in foreign exchange rates increased sales by $718 year-over-year due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.

Gross margin as a percent of sales was 32.4% in the third quarter of 2020 compared to 32.0% in the third quarter of 2019. The increase in gross margin was driven primarily by various cost reduction measures.

Selling, general and administrative ("SG&A") expenses were $16,883 or 14.8% of sales in the third quarter of 2020 versus $17,774 or 15.4% of sales in the third quarter of 2019. The 2020 SG&A costs include savings from cost reduction measures we implemented during the third quarter, partially offset by amortization of intangibles and other operating costs associated with the QTI acquisition.

Research and development expenses were $5,723 or 5.0% of sales in the third quarter of 2020 compared to $6,806 or 5.9% of sales in the comparable quarter of 2019.

Restructuring charges were $1,041 or 0.9% of sales in the third quarter of 2020 and were as a result of certain initiatives initiated in the third quarter of 2020 to better align our cost structure with lower end-market demand. The restructuring actions are focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities. Restructuring charges were $2,342 or 2.0% of sales in the third quarter of 2019.

Operating earnings were $13,259 or 11.7% of sales in the third quarter of 2020 compared to operating earnings of $10,124 or 8.8% of sales in the third quarter of 2019.

Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2020	2019
Interest expense	$(857)	$(812)
Interest income	217	524
Other income (expense), net	1,617	(2,636)
Total income other (expense), net	$977	$(2,924)

Interest income declined as a result of lower interest rates and foreign cash balances. Other income in the third quarter of 2020 was principally driven by foreign currency translation gains, mainly due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro during the quarter, which were partially offset by pension expense.

	Three months ended
	September 30,	September 30,
	2020	2019
Effective tax rate	22.2%	62.2%

Our effective income tax rate was 22.2% and 62.2% in the third quarters of 2020 and 2019, respectively. This decrease is primarily attributed to the change in the mix of earnings by jurisdiction and the 2019 increase to reserves for uncertain tax position associated with the company’s operations in China.

Results of Operations: Nine Months ended September 30, 2020 versus Nine Months Ended September 30, 2019

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales –	Net Sales –
	2020	2019	Change	2020	2019
Net sales	$301,049	$353,959	(15.0)%	100.0%	100.0%
Cost of goods sold	204,677	235,084	(0.1)	68.0	66.4
Gross margin	96,372	118,875	(0.2)	32.0	33.6
Selling, general and administrative expenses	48,310	52,371	(0.1)	16.0	14.8
Research and development expenses	18,653	19,854	(0.1)	6.2	5.6
Restructuring charges	1,416	5,337	(0.7)	0.5	1.5
Gain on sale of assets	—	(111)	(1.0)	—	—
Total operating expenses	68,379	77,451	(0.1)	22.7	21.9
Operating earnings	27,993	41,424	(0.3)	9.3	11.7
Total other (expense), net	(1,874)	(3,995)	(0.5)	(0.6)	(1.1)
Earnings before income taxes	26,119	37,429	(0.3)	8.7	10.6
Income tax expense	6,381	11,345	(0.4)	2.1	3.2
Net earnings	$19,738	$26,084	(24.0)%	6.6%	7.4%
Earnings per share:
Diluted net earnings per share	$0.61	$0.79

Sales were $301,049 in the nine months ended September 30, 2020, a decrease of $52,910 or 15.0% from the nine months ended September 30, 2019. Sales were negatively impacted as a result of the COVID-19 pandemic and government activities to control its spread. In the first three quarters of the year, we were impacted by: (1) successively mandated closures of or labor restrictions at our plants in China, Europe and North America, (2) supply chain disruptions resulting from the closure of a number of our suppliers in China and in North America, and (3) weak demand from certain customers as a result of their mandated or elective plant closures. We remain cautious about the impact of these disruptions on our operations in the next several quarters, which we are currently unable to quantify.

Sales to transportation markets decreased $65,803 or 28.5%.  Sales to other markets increased $12,893 or 10.5%. The QTI acquisition, which was completed in July 2019, added $17,555 in sales for the nine months ended September 30, 2020 compared to $3,670 for the nine months ended September 30, 2019. Changes in foreign exchange rates decreased sales by $599 year-over-year due to the U.S. Dollar appreciating compared to the Chinese Renminbi.

Gross margin as a percent of sales was 32.0% for the nine months ended September 30, 2020 compared to 33.6% for nine months ended September 30, 2019. The decrease in gross margin was driven primarily by lower sales volumes, which was partially offset by various cost reduction measures.

Selling, general and administrative ("SG&A") expenses were $48,310 or 16.0% of sales for the nine months ended September 30, 2020 versus $52,371 or 14.8% of sales for the nine months ended September 30, 2019. The 2020 SG&A costs include savings from cost reduction measures we implemented during the second and third quarters, partially offset by amortization of intangibles and other operating costs associated with the QTI acquisition.

Research and development expenses were $18,653 or 6.2% of sales for the nine months ended September 30, 2020 compared to $19,854 or 5.6% of sales for the nine months ended September 30, 2019.

Restructuring charges were $1,416 or 0.5% of sales for the nine months ended September 30, 2020 and were primarily as a result of certain initiatives initiated in the third quarter of 2020 to better align our cost structure with lower end-market demand. The restructuring actions are focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities. Restructuring charges were $5,337 or 1.5% of sales for nine months ended September 30, 2019.

Operating earnings were $27,993 or 9.3% of sales for the nine months ended September 30, 2020 compared to operating earnings of $41,424 or 11.7% of sales for the nine months ended September 30, 2019.

Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Interest expense	$(2,617)	$(1,745)
Interest income	852	1,396
Other (expense), net	(109)	(3,646)
Total other (expense), net	$(1,874)	$(3,995)

Interest expense increased mainly as a result of an increase in debt related to the QTI acquisition and additional borrowings at the end of the first quarter to ensure adequate liquidity for the next several quarters. Interest income declined as a result of lower interest rates and foreign cash balances. The Other (expense) income, net for the nine months ended September 30, 2020 was principally driven by foreign currency translation gains, mainly due to the depreciation of the U.S. Dollar compared to the Chinese Renminbi and Euro, which were partially offset by pension expense.

	Nine months ended
	September 30,	September 30,
	2020	2019
Effective tax rate	24.4%	30.3%

Our effective income tax rate was 24.4% and 30.3% in the nine months ended September 30, 2020 and 2019, respectively. This decrease is primarily attributed to the change in the mix of earnings by jurisdiction, decreases in uncertain tax position offset by the establishment of valuation allowances on certain U.S. tax credits and the company's decision to no longer permanently reinvest the earnings of its Taiwan subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents were $131,740 at September 30, 2020, and $100,241 at December 31, 2019, of which $89,621 and $98,309, respectively, were held outside the United States. The increase in cash and cash equivalents of $31,499 was primarily driven by cash generated from operating activities of $49,297 and net proceeds from an increase in borrowings of long-term debt of $6,600, which were partially offset by treasury stock purchases of $8,080, capital expenditures of $10,441, dividends paid of $3,888, and taxes paid on behalf of equity award participants of $1,911. Total long-term debt was $106,300 as of September 30, 2020 and $99,700 as of December 31, 2019. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 20.4% at September 30, 2020, compared to 19.7% at December 31, 2019.

We increased our cash position during the first quarter to improve liquidity given the current economic environment.  Our net debt, defined as long-term debt less cash and cash equivalents, was $(25,440) at September 30, 2020.  We currently have $191,960 available for additional borrowings under our credit facility.

Working capital increased by $28,034 during the nine months ended September 30, 2020, primarily due to the increase in cash and cash equivalents from borrowings under our credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $49,297 during the nine months ended September 30, 2020. Components of net cash provided by operating activities included net earnings of $19,738, depreciation and amortization expense of $19,819, other net non-cash items of $4,818, and a net cash inflow from changes in assets and liabilities of $4,922.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $10,441, driven entirely by capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $7,279. The net cash outflow was the result of treasury stock purchases of $8,080, dividends paid of $3,888, and taxes paid on behalf of equity award participants in the amount of $1,911, which was partially offset by net proceeds from an increase in borrowings of long-term debt of $6,600.

Capital Resources

Long‑term debt is comprised of the following:

	As of
	September 30,	December 31,
	2020	2019
Total credit facility	$300,000	$300,000
Balance outstanding	106,300	99,700
Standby letters of credit	1,740	1,800
Amount available, subject to covenant restrictions	$191,960	$198,500
Weighted-average interest rate	2.00%	3.25%
Commitment fee percentage per annum	0.25%	0.23%

Our Credit Agreement provides for a revolving credit facility of $300,000 which may be increased by $150,000 at the request of the Company, subject to the administrative agent's approval.

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

We reserve for estimated credit losses based on historical experience, specific customer collection issues, current conditions and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual terms of our receivables and other financial assets. Over the last three years, accounts receivable reserves have been approximately 0.1% to 1.1% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations of the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience or our current forecasts.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.2% to 13.9% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. We recorded a charge of $2,200 during the third quarter due to the impairment of a specific asset group as a result of the restructuring actions being taken.

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

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Cummins Inc.	11.8%	14.9%	12.8%	17.2%
Toyota Motor Corporation	14.4%	11.3%	12.7%	11.2%

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 10 "Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems, and results of operations. We have experienced disruptions in production and supply due to mandated facility closures, labor capacity restrictions, and unpredictable fluctuations in demand for our products. We remain cautious about the potential impact on our operations in the next several quarters. The pandemic could lead to a continued disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2019 the Board of Directors authorized a stock repurchase program with a maximum dollar limit of $25 million. This program authorizes us to make repurchases of our common stock from time to time on the open market, but does not obligate us to make repurchases, and it has no expiration date.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet By
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
July 1, 2020 through July 31, 2020	—	$—	—	$5,740
August 1, 2020 through August 31, 2020	—	$—	—	$5,740
September 1, 2020 through September 30, 2020	—	$—	—	$5,740
Total	—	$—	—

Item 6. Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2020 and 2019; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ William M. Cahill	/s/ Ashish Agrawal
William M. Cahill	Ashish Agrawal
Chief Accounting Officer	Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

Dated: October 29, 2020	Dated: October 29, 2020