Form 10-Q
period 2021-03-31
CTS CORP
filed 2021-04-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2021: 32,348,360.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net sales	$128,427	$103,075
Cost of goods sold	85,836	70,176
Gross margin	42,591	32,899
Selling, general and administrative expenses	18,325	16,759
Research and development expenses	5,687	7,408
Restructuring charges	81	240
Operating earnings	18,498	8,492
Other (expense) income:
Interest expense	(555)	(851)
Interest income	202	331
Other expense, net	(3,356)	(1,982)
Total other expense, net	(3,709)	(2,502)
Earnings before income taxes	14,789	5,990
Income tax expense	2,799	2,182
Net earnings	$11,990	$3,808
Earnings per share:
Basic	$0.37	$0.12
Diluted	$0.37	$0.12
Basic weighted – average common shares outstanding:	32,319	32,466
Effect of dilutive securities	301	327
Diluted weighted – average common shares outstanding:	32,620	32,793
Cash dividends declared per share	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net earnings	$11,990	$3,808
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	124	(4,414)
Changes in unrealized pension cost, net of tax	1,422	1,285
Cumulative translation adjustment, net of tax	12	(139)
Other comprehensive earnings (loss)	$1,558	$(3,268)
Comprehensive earnings	$13,548	$540

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$103,392	$91,773
Accounts receivable, net	81,571	80,981
Inventories, net	47,558	45,870
Other current assets	14,115	14,607
Total current assets	246,636	233,231
Property, plant and equipment, net	94,848	97,437
Operating lease assets, net	23,620	23,281
Other Assets
Prepaid pension asset	56,502	56,642
Goodwill	109,468	109,497
Other intangible assets, net	76,931	79,121
Deferred income taxes	24,192	24,250
Other	2,468	2,590
Total other assets	269,561	272,100
Total Assets	$634,665	$626,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,315	$50,489
Operating lease obligations	3,271	3,294
Accrued payroll and benefits	12,688	12,978
Accrued expenses and other liabilities	37,436	38,171
Total current liabilities	106,710	104,932
Long-term debt	50,000	54,600
Long-term operating lease obligations	23,510	23,163
Long-term pension obligations	7,290	7,466
Deferred income taxes	6,892	7,010
Other long-term obligations	4,547	5,196
Total Liabilities	198,949	202,367
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	313,008	311,190
Additional contributed capital	39,616	41,654
Retained earnings	549,977	539,281
Accumulated other comprehensive loss	(94,363)	(95,921)
Total shareholders’ equity before treasury stock	808,238	796,204
Treasury stock	(372,522)	(372,522)
Total shareholders’ equity	435,716	423,682
Total Liabilities and Shareholders’ Equity	$634,665	$626,049

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,990	$3,808
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,800	6,532
Pension and other post-retirement plan expense	1,980	673
Stock-based compensation	1,219	228
Asset impairment charges	—	1,016
Deferred income taxes	63	333
(Gain) on foreign currency hedges, net of cash	(42)	(23)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,121)	6,176
Inventories	(2,052)	(4,005)
Operating lease assets	(340)	(473)
Other assets	168	799
Accounts payable	2,864	1,252
Accrued payroll and benefits	(210)	(237)
Operating lease liabilities	325	542
Accrued expenses and other liabilities	(1,398)	(4,627)
Pension and other post-retirement plans	(136)	(67)
Net cash provided by operating activities	20,110	11,927
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,638)	(4,570)
Net cash used in investing activities	(1,638)	(4,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(241,600)	(764,550)
Proceeds from borrowings of long-term debt	237,000	816,050
Purchase of treasury stock	—	(5,304)
Dividends paid	(1,291)	(1,299)
Taxes paid on behalf of equity award participants	(1,402)	(1,903)
Net cash (used in) provided by financing activities	(7,293)	42,994
Effect of exchange rate changes on cash and cash equivalents	440	363
Net increase in cash and cash equivalents	11,619	50,714
Cash and cash equivalents at beginning of period	91,773	100,241
Cash and cash equivalents at end of period	$103,392	$150,955
Supplemental cash flow information:
Cash paid for interest	$378	$678
Cash paid for income taxes, net	$3,510	$1,183
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,019	$1,843

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three months ended March 31, 2021:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$311,190	$41,654	$539,281	$(95,921)	$(372,522)	$423,682
Net earnings	—	—	11,990	—	—	11,990
Changes in fair market value of derivatives, net of tax	—	—	—	124	—	124
Changes in unrealized pension cost, net of tax	—	—	—	1,422	—	1,422
Cumulative translation adjustment, net of tax	—	—	—	12	—	12
Cash dividends of $0.04 per share	—	—	(1,294)	—	—	(1,294)
Issued shares on vesting of restricted stock units	1,818	(3,218)	—	—	—	(1,400)
Stock compensation	—	1,180	—	—	—	1,180
Balances at March 31, 2021	$313,008	$39,616	$549,977	$(94,363)	$(372,522)	$435,716

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands except for share and per share data)

March 31, 2021

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS”, "we", "our", "us" or the "Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020.

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

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of March 31, 2021 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended
	March 31, 2021	March 31, 2020
Transportation	$75,854	$61,534
Industrial	26,625	20,843
Medical	11,276	9,370
Aerospace & Defense	11,670	9,005
Telecom & IT	3,002	2,323
Total	$128,427	$103,075

NOTE 3 – Business Acquisitions

On December 30, 2020, we acquired 100% of the outstanding shares of Sensor Scientific, Inc. (“SSI”). SSI is a manufacturer of high-quality thermistors and temperature sensor assemblies serving original equipment manufacturers (“OEMs”) for applications that require precision and reliability in the medical, industrial and defense markets. SSI has complementary capabilities with our existing temperature sensing platform and the acquisition expands our presence in the medical end market. It also provides high quality ceramic processing capabilities and valuable customer partnerships that expands our temperature sensing product portfolio and builds on our strategy to focus on innovative products that sense, connect and move.

The purchase price, which includes assumed changes in working capital, of $10,309 has been allocated to the fair values of assets and liabilities acquired as of December 30, 2020. The allocation of the purchase price continues to be preliminary pending the completion of the valuation of intangible assets and finalization of management's estimates, which are expected to occur in the second quarter. The information included below represents our current estimate of the purchase price allocation.

The following table summarizes the consideration paid and the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition of SSI:

Consideration Paid
Cash paid, net of cash acquired of $470	$8,309
Contingent consideration	2,000
Purchase price	$10,309

Fair Values at December 30, 2020
Current assets	$2,550
Property, plant and equipment	67
Other assets	12
Goodwill	3,412
Intangible assets	5,340
Fair value of assets acquired	11,381
Less fair value of liabilities acquired	(1,072)
Purchase price	$10,309

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

All contingent consideration is payable in cash and is based on success factors related to the integration process as well as upon the achievement of a revenue performance target through the year ending December 31, 2022, with the possibility of prorated interim payments. The Company recorded $2,000 as the acquisition date fair value of the contingent consideration based on an estimate of the probability of achieving the performance targets. This represents the maximum amount of contingent consideration payable by the Company. This amount is also reflected as an addition to the purchase price and will be evaluated quarterly.

As of March 31, 2021, $150 of the contingent consideration became due based on revenue targets achieved and will be paid out in the second quarter. As of March 31, 2021, and December 31, 2020, $950 and $800 were recorded in accrued expenses and other liabilities and $1,050 and $1,200 in other long-term obligations, in each case, respectively.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$5,200	11.0
Technology and other intangibles	140	3.0
Total	$5,340

The amounts and assumptions included above remain estimates that may be adjusted by the Company once purchase accounting is complete.

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	March 31,	December 31,
	2021	2020
Accounts receivable, gross	$82,334	$81,745
Less: Allowance for credit losses	(763)	(764)
Accounts receivable, net	$81,571	$80,981

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	March 31,	December 31,
	2021	2020
Finished goods	$10,222	$10,647
Work-in-process	18,841	16,927
Raw materials	26,267	24,893
Less: Inventory reserves	(7,772)	(6,597)
Inventories, net	$47,558	$45,870

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	March 31,	December 31,
	2021	2020
Land and land improvements	$1,095	$1,095
Buildings and improvements	69,346	69,360
Machinery and equipment	235,310	233,743
Less: Accumulated depreciation	(210,903)	(206,761)
Property, plant and equipment, net	$94,848	$97,437
Depreciation expense for the three months ended March 31, 2021		$4,431
Depreciation expense for the three months ended March 31, 2020		$4,237

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statement of Earnings is as follows:

	Three months ended
	March 31,	March 31,
	2021	2020
Net pension expense	$1,957	$664

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Service cost	$—	$—	$6	$7
Interest cost	1,253	1,443	4	7
Expected return on plan assets(1)	(1,113)	(2,454)	(3)	(4)
Amortization of loss	1,767	1,622	43	43
Total expense, net	$1,907	$611	$50	$53

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

In February 2020, the CTS Board of Directors authorized management to explore termination of the U.S.-based pension plan ("Plan"), subject to certain conditions. On June 1, 2020, we entered the Fifth Amendment to the Plan whereby we set an effective termination date for the Plan of July 31, 2020. In February 2021, we received a determination letter from the Internal Revenue Service that allows us to proceed with the termination process for the Plan. In connection with the termination, the Plan has offered a window extending from March 29, 2021 through May 7, 2021 to certain eligible participants to elect lump sum payments. The distribution date is June 1, 2021. The completion of the Plan termination process, including the final purchase of annuities, is expected to occur in the second half of 2021.

Upon settlement of the pension liability, we will reclassify the related pension losses, currently recorded in accumulated other comprehensive loss, to the Condensed Consolidated Statements of Earnings. As of March 31, 2021, we had gross unrecognized losses related to the Plan of $123,238 in accumulated other comprehensive loss that are expected to be recognized in the income statement in 2021. Since the amount of the settlement depends on a number of factors determined as of the liquidation date, including lump sum payout estimates, the annuity pricing interest rate environment and asset performance, we are currently unable to determine the ultimate cost of the settlement. However, we estimate non-cash settlement charges of approximately $10,000 to $20,000 will be recognized in the second quarter of 2021 with the remaining amount of the gross accumulated other comprehensive loss balance to be recognized upon final settlement. We do not expect any cash contributions from the Company to the Plan as a result of this termination because Plan assets significantly exceed estimated liabilities.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Service cost	$—	$—
Interest cost	23	30
Amortization of gain	—	(21)
Total expense, net	$23	$9

NOTE 8 – Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$97,393	$(45,447)	$51,946
Technology and other intangibles	47,441	(22,456)	24,985
In process research and development	2,200	(2,200)	—
Other intangible assets, net	$147,034	$(70,103)	$76,931
Amortization expense for the three months ended March 31, 2021		$2,369

	As of
	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$97,355	$(44,002)	$53,353
Technology and other intangibles	47,301	(21,533)	25,768
In process research and development	2,200	(2,200)	—
Other intangible assets, net	$146,856	$(67,735)	$79,121
Amortization expense for the three months ended March 31, 2020		$2,295

Remaining amortization expense for other intangible assets as of March 31, 2021 is as follows:

Amortization expense
2021	$7,170
2022	9,173
2023	7,167
2024	7,005
2025	6,783
Thereafter	39,633
Total amortization expense	$76,931

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2020	$109,497
Decrease from purchase accounting adjustments	(29)
Goodwill as of March 31, 2021	109,468

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statement of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Restructuring charges	$81	$240

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is estimated to be in the range of $4,600 and $6,000, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. In addition to these charges, we expect an additional $4,000 to $5,100 of other costs to be incurred related to initiatives that would not qualify as restructuring charges. These costs would include certain employee overlap and training costs as well as additional capital expenditures. Restructuring charges under the September 2020 Plan were $(17) during the three months ended March 31, 2021, consisting of $36 of workforce reduction costs and $(53) of other contract termination and facility closure costs. The total restructuring liability related to the September 2020 Plan was $130 at March 31, 2021 and $512 at December 31, 2020.

June 2016 Plan

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart, IN facility and transitioning it into a research and development center supporting our global operations (the "June 2016 Plan"). Additional organizational changes were also implemented in various other locations. In 2017, we revised the June 2016 Plan to include an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, IL and our plant in Bolingbrook, IL, both of which have now been consolidated into a single facility. These restructuring actions were completed as of March 31, 2021. Restructuring charges under the June 2016 Plan were $(3) and $(32) during the three months ended March 31, 2021 and March 31, 2020, respectively. The total restructuring liability related to the June 2016 Plan was $0 at March 31, 2021 and $3 at December 31, 2020.

April 2014 Plan

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint (the “April 2014 Plan”). These restructuring actions were substantially completed during 2015. There were no restructuring charges incurred under the April 2014 Plan during the three months ended March 31, 2021 and March 31, 2020, respectively. The total restructuring liability related to the April 2014 Plan was $847 at March 31, 2021 and $839 at December 31, 2020. The remaining liability is expected to be settled in the second quarter of 2021.

Other Restructuring Activities

From time to time we undertake other restructuring activities that are not part of a formal plan. During the three months ended March 31, 2021 and March 31, 2020, we incurred restructuring charges of $101 and $272, respectively, primarily related to workforce reduction costs. The total restructuring liability associated with these actions was $83 at March 31, 2021 and $9 at December 31, 2020.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the three months ended March 31, 2021:

Restructuring liability at January 1, 2021	$1,363
Restructuring charges	81
Cost paid	(232)
Other activity(1)	(152)
Restructuring liability at March 31, 2021	$1,060

(1)	Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 10 – Accrued Expense and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	March 31,	December 31,
	2021	2020
Accrued product related costs	$4,013	$4,470
Accrued income taxes	6,461	7,320
Accrued property and other taxes	1,590	2,478
Accrued professional fees	1,199	1,663
Accrued customer related liabilities	4,536	3,815
Dividends payable	1,294	1,291
Remediation reserves	10,431	10,642
Derivative liabilities	673	671
Other accrued liabilities	7,239	5,821
Total accrued expenses and other liabilities	$37,436	$38,171

NOTE 11 – Commitments and Contingencies

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	March 31,	December 31,
	2021	2020
Balance at beginning of period	$10,642	$11,444
Remediation expense	199	2,769
Net remediation payments	(398)	(3,639)
Other activity(1)	(12)	68
Balance at end of the period	$10,431	$10,642

(1)	Other activity includes currency translation adjustments not recorded through remediation expense.

Unrelated to the environmental claims described above, certain other legal claims are pending against us with respect to matters arising out of the ordinary conduct of our business.

We provide product warranties when we sell our products and accrue for estimated liabilities at the time of sale. Warranty estimates are forecasts based on the best available information and historical claims experience. We accrue for specific warranty claims if we believe that the facts of a specific claim make it probable that a liability in excess of our historical experience has been or will be incurred, and provide disclosures for specific claims whenever it is reasonably possible that a material loss may be incurred which cannot be estimated.

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

Components of lease expense for the three months ended March 31, 2021 were as follows:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Operating lease cost	$1,232	$1,199
Short-term lease cost	278	167
Total lease cost	$1,510	$1,366

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$1,221	$1,130
Leased assets obtained in exchange for new operating lease liabilities	$1,157	$1,179

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2021	2020
Balance Sheet Classification:
Operating lease obligations	$3,271	$3,294
Long-term operating lease obligations	23,510	23,163
Total lease liabilities	$26,781	$26,457
Weighted-average remaining lease terms (years)	7.75	7.88
Weighted-average discount rate	6.41%	6.40%

Remaining maturity of our existing lease liabilities as of March 31, 2021 is as follows:

Operating Leases(1)
2021	$3,653
2022	4,713
2023	4,423
2024	4,285
2025	3,731
Thereafter	14,297
Total	$35,102
Less: interest	(8,321)
Present value of lease liabilities	$26,781

(1)	Operating lease payments include $3,822 of payments related to options to extend lease terms that are reasonably expected to be exercised.

NOTE 13 - Debt

Long-term debt was comprised of the following:

	As of
	March 31,	December 31,
	2021	2020
Total credit facility	$300,000	$300,000
Balance outstanding	50,000	54,600
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$248,260	$243,660
Weighted-average interest rate	1.30%	1.92%
Commitment fee percentage per annum	0.20%	0.23%

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

The Credit Agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the revolving credit facility. We were compliant with all debt covenants at March 31, 2021. The Credit Agreement requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, it contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the credit facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense for three months ended March  31, 2021 and March 31, 2020 was approximately $42 and $42, respectively. These costs are included in interest expense in our Condensed Consolidated Statement of Earnings.

We use interest rate swaps to convert the revolving credit facility's variable rate of interest into a fixed rate on a portion of the debt as described more fully in Note 14 "Derivative Financial Instruments". These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive earnings.

Note 14 - Derivative Financial Instruments

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

The effective portion of derivative gains and losses are recorded in accumulated other comprehensive (loss) income until the hedged transaction affects earnings upon settlement, at which time they are reclassified to cost of goods sold or net sales. If it is probable that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive (loss) income to other expense, net.

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2021.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At March 31, 2021, we had a net unrealized gain of $670 in accumulated other comprehensive (loss) income, of which $668 is expected to be reclassified to earnings within the next 12 months. At March 31, 2020, we had a net unrealized loss of $2,076 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $16,445 at March 31, 2021.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. As of March 31, 2021, we have agreements to fix interest rates on $50,000 of long-term debt through February 2024. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing losses that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $518.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2021, are shown in the following table:

	As of
	March 31,	December 31,
	2021	2020
Interest rate swaps reported in accrued liabilities	$(673)	$(671)
Interest rate swaps reported in other long-term obligations	$(1,072)	$(1,546)
Foreign currency hedges reported in other current assets	$856	$1,125

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $856 and foreign currency derivative liabilities of $0  at March 31, 2021.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Cost of goods sold	$221	$248
Selling, general and administrative expense	—	(5)
Total gain reclassified from AOCI to earnings	221	243
Gain (loss) recognized in other expense for hedge ineffectiveness	—	—
Total derivative gain on foreign exchange contracts recognized in earnings	$221	$243
Interest Rate Swaps:
(Expense) benefit recorded in Interest expense	$(176)	$38
Total gains on derivatives	$45	$281

NOTE 15 – Accumulated Other Comprehensive (Loss) Income

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three months ended March 31, 2021 and March 31, 2020 were $1,330 and $1,271, respectively, which have been included in other (expense) income in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended March 31, 2021 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2020	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(1,038)	$206	$(45)	$(877)
Income tax benefit (expense)	240	(47)	10	203
Net	(798)	159	(35)	(674)
Changes in unrealized pension cost:
Gross	(128,004)	—	1,847	(126,157)
Income tax benefit (expense)	34,917	—	(425)	34,492
Net	(93,087)	—	1,422	(91,665)
Cumulative translation adjustment:
Gross	(2,036)	12	—	(2,024)
Total accumulated other comprehensive (loss) income	$(95,921)	$171	$1,387	$(94,363)

The components of accumulated other comprehensive (loss) income for the three months ended March 31, 2020, are as follows:

			(Gain) Loss
	As of	(Loss) Gain	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2019	in OCI	to Earnings	2020
Changes in fair market value of derivatives:
Gross	$659	$(5,422)	$(281)	$(5,044)
Income tax (expense) benefit	(150)	1,225	64	1,139
Net	509	(4,197)	(217)	(3,905)
Changes in unrealized pension cost:
Gross	(124,140)	—	1,660	(122,480)
Income tax benefit (expense)	34,018	—	(375)	33,643
Net	(90,122)	—	1,285	(88,837)
Cumulative translation adjustment:
Gross	(2,211)	(41)	—	(2,252)
Income tax benefit (expense)	98	(98)	—	—
Net	(2,113)	(139)	—	(2,252)
Total accumulated other comprehensive (loss) income	$(91,726)	$(4,336)	$1,068	$(94,994)

NOTE 16 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 31,	December 31,
	2021	2020
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,147,983	57,076,410
Shares outstanding	32,348,360	32,276,787
Treasury stock
Shares held	24,799,623	24,799,623

On February 7, 2019, the Board of Directors authorized a stock repurchase program with a maximum dollar limit of $25,000 in stock repurchases. During the three months ended March 31, 2021, no shares of common stock were repurchased. During the three months ended March 31, 2020, 220,731 shares of common stock were repurchased for $5,304. Approximately $5,740 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Three months ended
	March 31,	March 31,
	2021	2020
Balance at the beginning of the year	32,276,787	32,472,406
Repurchases	—	(220,731)
Restricted share issuances	71,573	94,232
Balance at the end of the period	32,348,360	32,345,907

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three months ended March 31, 2021 and March 31, 2020 were 35,167 and 38,839, respectively.

NOTE 17 - Stock-Based Compensation

At March 31, 2021, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three months ended
	March 31,	March 31,
	2021	2020
Service-based RSUs	$686	$580
Performance-based RSUs	494	(368)
Cash-settled RSUs	39	16
Total	$1,219	$228
Income tax benefit	281	51
Net expense	$938	$177

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	March 31, 2021	Period
Service-based RSUs	$3,394	1.54
Performance-based RSUs	3,881	2.24
Total	$7,275	1.91

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of March 31, 2021:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential RSU and cash settled awards outstanding	656,205	52,500	75,200	35,952	5,522
Maximum potential awards outstanding	656,205	52,500	75,200	35,952	5,522
RSUs and cash settled awards vested and released	96,136	—	—	—	—
Awards available for grant	1,747,659	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the three months ended March 31, 2021:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	367,428	$21.28
Granted	65,450	32.77
Vested and released	(61,342)	28.48
Forfeited	(3,789)	27.20
Outstanding at March 31, 2021	367,747	$22.07
Releasable at March 31, 2021	194,974	$15.22

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the three months ended March 31, 2021:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	225,559	$28.97
Granted	69,872	33.98
Attained by performance	18,107	28.33
Released	(53,137)	28.33
Forfeited	(24,622)	27.02
Outstanding at March 31, 2021	235,779	$30.75
Releasable at March 31, 2021	—	$—

The following table summarizes each grant of performance awards outstanding at March 31, 2021:

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2019 - 2021 Performance RSUs	February 7, 2019	2021	35% RTSR, 35% sales growth, 30% operating cash flow	50,456	100,912
2019 Supplemental Performance RSUs	February 7, 2019	2021	Succession Planning Targets	6,945	13,890
2020 - 2022 QTI Performance RSUs	September 24, 2019	2022	50% EBITDA growth, 50% Sales growth	1,750	3,500
2020 - 2022 Performance RSUs	February 6, 2020	2022	25% RTSR, 40% sales growth, 35% operating cash flow	63,006	126,012
2021 - 2023 Performance RSUs	February 11, 2021	2023	25% RTSR, 40% sales growth, 35% operating cash flow	69,872	139,744
Focus 2025 Performance RSUs	April 23, 2020	2024	Cumulative revenues of $750 million over a trailing four-quarter period	43,750	43,750
Total				235,779	427,808

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At March 31, 2021 and December 31, 2020 we had 29,824 and 30,009 cash-settled RSUs outstanding, respectively. At March 31, 2021 and December 31, 2020, liabilities of $177 and $396, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 18 — Fair Value Measurements

The table below summarizes our financial liabilities that were measured at fair value on a recurring basis at March 31, 2021:

		Quoted
		Prices
	Liability	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	March 31,	Instruments	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(1,745)	$—	$(1,745)	$—
Foreign currency hedges	$856	$—	$856	$—
Contingent consideration	$1,850	$—	$—	$1,850

The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2020:

		Quoted
		Prices
	Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(2,217)	$—	$(2,217)	$—
Foreign currency hedges	$1,125	$—	$1,125	$—
Contingent consideration	$2,000	$—	$—	$2,000

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

The fair value of the contingent consideration requires significant judgment. The Company's fair value estimates used in the contingent consideration valuation are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and timing of events and activities that are expected to take place. Refer to Note 3 for further discussion on contingent consideration.

Our long-term debt consists of debt outstanding under the revolving credit facility which is recorded at its carrying value. There is a readily determinable market for our long-term debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our long-term debt under the revolving credit facility.

NOTE 19 — Income Taxes

The effective tax rates for the three months ended March 31, 2021 and March 31, 2020 are as follows:

	Three months ended
	March 31,	March 31,
	2021	2020
Effective tax rate	18.9%	36.4%

Our effective income tax rate was 18.9% and 36.4% in the first quarters of 2021 and 2020, respectively. This decrease is primarily attributed to the change in the mix of earnings by jurisdiction and the establishment of valuation allowance on certain tax credits in the first quarter of 2020. The first quarter 2021 tax rate was lower than the U.S. statutory federal tax rate primarily due to foreign earnings that are taxed at lower rates and tax benefits recorded upon vesting of restricted stock units. The first quarter 2020 tax rate was higher than the U.S. statutory federal tax rate primarily due to the establishment of valuation allowances on certain tax credits and a one-time tax expense resulting from a company restructuring.

NOTE 20 — Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

ASU No. 2019-12 "Simplifying the Accounting for Income Taxes"

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this ASU on January 1, 2021 and it did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as it relates to our LIBOR indexed instruments. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We are currently evaluating the impact of the transition from LIBOR to an alternative reference interest rate in our financial instruments including the potential election of certain practical expedients. Our LIBOR based revolving credit facility includes a provision for the determination of a successor LIBOR rate, and we are still evaluating the impact to potential future hedging activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

(in thousands, except percentages and per share amounts)

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Impact of COVID-19

The COVID-19 pandemic has resulted in a significant disruption to the global economy that has and is likely to have continued adverse impact on our business. The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our suppliers and customers, especially in the transportation end-market. These future developments are outside of our control, are highly uncertain and cannot be predicted. These and other potential impacts of the COVID-19 pandemic, along with the recent increases in consumer demand are resulting in critical raw material and semiconductor chip shortages as well as associated cost increases, that may adversely impact our results for the remainder of 2021, and that impact could be material. We continue to actively monitor the ongoing potential impacts of COVID-19 and the supply chain issues and will seek to mitigate and minimize their impact on our business. We remain cautious about the financial impact of COVID-19 on our business for the remainder of 2021.

Results of Operations: First Quarter 2021 versus First Quarter 2020

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2021, and March 31, 2020:

	Three Months Ended			Percent of	Percent of
	March 31,	March 31,	Percent	Net Sales –	Net Sales –
	2021	2020	Change	2021	2020
Net sales	$128,427	$103,075	24.6%	100.0%	100.0%
Cost of goods sold	85,836	70,176	22.3	66.8	68.1
Gross margin	42,591	32,899	29.5	33.2	31.9
Selling, general and administrative expenses	18,325	16,759	9.3	14.3	16.3
Research and development expenses	5,687	7,408	(23.2)	4.4	7.2
Restructuring charges	81	240	(66.3)	0.1	0.2
Total operating expenses	24,093	24,407	(1.3)	18.8	23.7
Operating earnings	18,498	8,492	117.8	14.4	8.2
Total other expense, net	(3,709)	(2,502)	48.2	(2.9)	(2.4)
Earnings before income taxes	14,789	5,990	146.9	11.5	5.8
Income tax expense	2,799	2,182	28.3	2.2	2.1
Net earnings	$11,990	$3,808	214.9%	9.3%	3.7%
Earnings per share:
Diluted net earnings per share	$0.37	$0.12

Net sales were $128,427 in the first quarter of 2021, an increase of $25,352 or 24.6% from the first quarter of 2020. Net sales momentum continued in the first quarter of 2021 as a result of overall improvement in the economy; however, we also experienced significant material inflationary pressures and interruptions in the supply chain particularly due to the global semiconductor chip shortage impacting the operations of our business. The impact of the pandemic and supply chain impacts are ongoing and are expected to continue to have an effect on our operations. We are currently unable to quantify these future impacts.

Net sales to transportation markets increased $14,320 or 23.3%. Net sales to other markets increased $11,032 or 26.6%. The Sensor Scientific, Inc. (“SSI”) acquisition, which was completed in December 2020, added $1,847 in net sales for the quarter. Changes in foreign exchange rates increased net sales by $2,496 year-over-year due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.

Gross margin as a percent of net sales was 33.2% in the first quarter of 2021 compared to 31.9% in the first quarter of 2020. The increase in gross margin was driven primarily by sales volume with raw material price increases adversely impacting the results.

Selling, general and administrative ("SG&A") expenses were $18,325 or 14.3% of net sales in the first quarter of 2021 versus $16,759 or 16.3% of net sales in the first quarter of 2020. Increased net sales drove the overall decrease in SG&A expenses as a percentage of net sales.

Research and development (“R&D”) expenses were $5,687 or 4.4% of net sales in the first quarter of 2021 compared to $7,408 or 7.2% of net sales in the comparable quarter of 2020. The reduction in overall R&D expenses is primarily due to changes in timing and mix of certain projects.

Restructuring charges were $81 or 0.1% of net sales in the first quarter of 2021 compared to $240 or 0.2% of net sales in the first quarter of 2020.

Operating earnings were $18,498 or 14.4% of net sales in the first quarter of 2021 compared to operating earnings of $8,492 or 8.2% of net sales in the first quarter of 2020. The change in operating earnings were driven by the items discussed above.

Other expense and income items are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Interest expense	$(555)	$(851)
Interest income	202	331
Other expense, net	(3,356)	(1,982)
Total other expense, net	$(3,709)	$(2,502)

Other expense in the first quarter of 2021 was principally driven by increased pension expense as well as unfavorable foreign exchange impact primarily from the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.

	Three months ended
	March 31,	March 31,
	2021	2020
Effective tax rate	18.9%	36.4%

Our effective income tax rate was 18.9% and 36.4% in the first quarters of 2021 and 2020, respectively. This decrease is primarily attributed to the change in the mix of earnings by jurisdiction and the establishment of valuation allowance on certain tax credits in the first quarter of 2020.

Liquidity and Capital Resources

Cash and cash equivalents were $103,392 at March 31, 2021, and $91,773 at December 31, 2020, of which $101,883 and $90,051, respectively, were held outside the United States. The increase in cash and cash equivalents of $11,619 was primarily driven by cash generated from operating activities of $20,110, which was partially offset by net payments on long-term debt of $4,600, capital expenditures of $1,638, dividends paid of $1,291, and taxes paid on behalf of equity award participants of $1,402. Total long-term debt was $50,000 as of March 31, 2021 and $54,600 as of December 31, 2020. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 10.3% at March 31, 2021, compared to 11.4% at December 31, 2020.

Working capital increased by $11,627 during the three months ended March 31, 2021, primarily due to the increase in cash and cash equivalents from strong operating cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities was $20,110 during the three months ended March 31, 2021. Components of net cash provided by operating activities included net earnings of $11,990, depreciation and amortization expense of $6,800, other net non-cash items of $3,220, and a net cash outflow from changes in assets and liabilities of $1,900.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $1,638, driven entirely by capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 was $7,293. The net cash outflow was the result of a decrease in borrowings of long-term debt of $4,600, dividends paid of $1,291 and taxes paid on behalf of equity award participants in the amount of $1,402.

Capital Resources

Long‑term debt is comprised of the following:

	As of
	March 31,	December 31,
	2021	2020
Total credit facility	$300,000	$300,000
Balance outstanding	50,000	54,600
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$248,260	$243,660
Weighted-average interest rate	1.30%	1.92%
Commitment fee percentage per annum	0.20%	0.23%

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

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our revolving credit facility. We believe that cash flows from operating activities and available borrowings under our revolving credit facility will be adequate to fund our working capital needs, capital expenditures, debt service and dividend requirements for at least the next twelve months. However, we may choose to pursue additional equity and debt financing to provide additional liquidity or to fund acquisitions.

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

Product Warranties

Provisions for estimated warranty expenses primarily related to our automotive products are made at the time products are sold. These estimates are established using a quoted industry rate. We adjust our warranty reserve for any known or anticipated warranty claims as new information becomes available. We evaluate our warranty obligations at least quarterly and adjust our accruals if it is probable that future costs will be different than our current reserve. Over the last three years, product warranty reserves have ranged from 0.5%

to 2.7% of total sales. We believe our reserve level is appropriate considering all facts and circumstances surrounding any outstanding quality claims and our historical experience selling our products to our customers.

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

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on historical usage, forecasts of product demand and related production requirements.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.2% to 14.0% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

In February 2020, the CTS Board of Directors authorized management to explore termination of our Plan at management's discretion, subject to certain conditions. On June 1, 2020, we amended the Plan whereby we set an effective termination date of July 31, 2020. In February 2021, we received a determination letter from the Internal Revenue Service that allows us to proceed with the termination process. In connection with the termination, the Plan has offered a window extending from March 29, 2021 through May 7, 2021 to certain eligible participants to elect to receive a lump sum payment. The distribution date is June 1, 2021.

The completion of the Plan termination process, including the final purchases of annuities, is expected to occur in the second half of 2021. As of March 31, 2021, we had gross unrecognized losses related to the Plan of $123,238 in accumulated other comprehensive loss that are expected to be recognized in the income statement in 2021. Since the amount of the settlement depends on a number of factors determined as of the liquidation date, including lump sum payout estimates, the annuity pricing interest rate environment and asset experience, we are currently unable to determine the ultimate cost of the settlement. However, we expect non-cash settlement charges of approximately $10,000 to $20,000 will be recognized in the second quarter of 2021 with the remaining amount of the gross accumulated other comprehensive loss balance to be recognized upon final settlement. We do not expect any cash contributions from the Company to the Plan as a result of this termination because Plan assets significantly exceed estimated liabilities.

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

Our latest assessment was performed using a quantitative approach as of October 1, 2020, and we determined that it was likely that the fair values of our reporting units were more than their carrying amounts, and therefore no impairment charges were recorded. We will monitor future results and will perform a test if indicators trigger an impairment review.

Impairment of Other Intangible and Long-Lived Assets

We evaluate the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered that may trigger an impairment review consist of, but are not limited to, the following:

•	Significant decline in market capitalization relative to net book value,
•	Significant under performance relative to expected historical or projected future operating results,
•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business, and
•	Significant negative industry or economic trends.

If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. We recorded a charge of $1,016 during the first quarter of 2020 due to the impairment of a specific asset group. No indicators of impairment were identified during the quarter ended March 31, 2021.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Accounting Standards Codification (“ASC”) No. 740 states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of its technical merits. We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended
	March 31,	March 31,
	2021	2020
Cummins Inc.	15.7%	16.5%
Toyota Motor Corporation	13.4%	11.9%

Forward‑Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management's expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: the ultimate impact of the COVID-19 pandemic on our business, results of operations or financial condition, changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the transportation, telecommunications, and information technology industries, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of our Annual Report on Form 10-K. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For a discussion of current market conditions resulting from the COVID-19 pandemic, refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition” hereof.

There have been no other material changes in our market risk from the disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CTS have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 11 "Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

There have been no significant changes to our risk factors from those contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity

Securities and Use of Proceeds

On February 7, 2019, the Board of Directors authorized a stock repurchase program with a maximum dollar limit of $25 million. This program authorizes us to make repurchases of our common stock from time to time on the open market, but does not obligate us to make repurchases, and it has no expiration date. There were no repurchases of the Company's equity securities during the three months ended March 31, 2021. As of March 31, 2021, approximately $5.7 million remained available under the repurchase program.

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

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2021 and 2020; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2020; (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: April 29, 2021	Dated: April 29, 2021