Form 10-Q
period 2021-06-30
CTS CORP
filed 2021-07-27
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 21, 2021: 32,426,574.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net sales	$129,585	$84,197	$258,012	$187,272
Cost of goods sold	81,889	57,630	167,725	127,806
Gross margin	47,696	26,567	90,287	59,466
Selling, general and administrative expenses	20,937	14,668	39,262	31,427
Research and development expenses	6,029	5,522	11,716	12,930
Restructuring charges	151	135	232	375
Operating earnings	20,579	6,242	39,077	14,734
Other (expense) income:
Interest expense	(508)	(909)	(1,063)	(1,760)
Interest income	257	304	459	635
Other (expense) income, net	(20,929)	256	(24,285)	(1,726)
Total other expense, net	(21,180)	(349)	(24,889)	(2,851)
(Loss) earnings before income taxes	(601)	5,893	14,188	11,883
Income tax (benefit) expense	(1,476)	1,036	1,323	3,218
Net earnings	$875	$4,857	$12,865	$8,665
Earnings per share:
Basic	$0.03	$0.15	$0.40	$0.27
Diluted	$0.03	$0.15	$0.39	$0.27
Basic weighted – average common shares outstanding:	32,397	32,262	32,358	32,364
Effect of dilutive securities	229	242	259	284
Diluted weighted – average common shares outstanding:	32,626	32,504	32,617	32,648
Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net earnings	$875	$4,857	$12,865	$8,665
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	268	644	392	(3,770)
Changes in unrealized pension cost, net of tax	17,024	1,209	18,446	2,494
Cumulative translation adjustment, net of tax	1	(14)	13	(153)
Other comprehensive earnings (loss)	$17,293	$1,839	$18,851	$(1,429)
Comprehensive earnings	$18,168	$6,696	$31,716	$7,236

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$117,397	$91,773
Accounts receivable, net	80,795	80,981
Inventories, net	48,972	45,870
Other current assets	16,180	14,607
Total current assets	263,344	233,231
Property, plant and equipment, net	93,017	97,437
Operating lease assets, net	23,150	23,281
Other Assets
Prepaid pension asset	56,903	56,642
Goodwill	109,898	109,497
Other intangible assets, net	74,584	79,121
Deferred income taxes	23,949	24,250
Other	2,453	2,590
Total other assets	267,787	272,100
Total Assets	$647,298	$626,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,753	$50,489
Operating lease obligations	3,360	3,294
Accrued payroll and benefits	14,433	12,978
Accrued expenses and other liabilities	36,765	38,171
Total current liabilities	102,311	104,932
Long-term debt	50,000	54,600
Long-term operating lease obligations	22,953	23,163
Long-term pension obligations	7,199	7,466
Deferred income taxes	6,924	7,010
Other long-term obligations	3,602	5,196
Total Liabilities	192,989	202,367
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	314,341	311,190
Additional contributed capital	40,007	41,654
Retained earnings	549,553	539,281
Accumulated other comprehensive loss	(77,070)	(95,921)
Total shareholders’ equity before treasury stock	826,831	796,204
Treasury stock	(372,522)	(372,522)
Total shareholders’ equity	454,309	423,682
Total Liabilities and Shareholders’ Equity	$647,298	$626,049

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Six Months Ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,865	$8,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,512	13,143
Pension and other post-retirement plan expense	23,823	1,348
Stock-based compensation	3,122	1,045
Asset impairment charges	—	1,016
Deferred income taxes	(4,875)	(466)
Gain on foreign currency hedges, net of cash	(26)	(133)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	316	17,850
Inventories	(2,994)	(2,328)
Operating lease assets	131	275
Other assets	(1,440)	1,460
Accounts payable	(3,433)	(12,294)
Accrued payroll and benefits	1,145	(512)
Operating lease liabilities	(143)	(189)
Accrued expenses and other liabilities	(3,028)	(5,026)
Pension and other post-retirement plans	(190)	(130)
Net cash provided by operating activities	38,785	23,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,970)	(7,245)
Payments for acquisitions, net of cash acquired	(255)	—
Net cash used in investing activities	(4,225)	(7,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(430,300)	(2,207,450)
Proceeds from borrowings of long-term debt	425,700	2,249,050
Purchase of treasury stock	—	(8,080)
Dividends paid	(2,585)	(2,598)
Payments of contingent consideration	(350)	—
Taxes paid on behalf of equity award participants	(1,480)	(1,903)
Net cash (used in) provided by financing activities	(9,015)	29,019
Effect of exchange rate changes on cash and cash equivalents	79	242
Net increase in cash and cash equivalents	25,624	45,740
Cash and cash equivalents at beginning of period	91,773	100,241
Cash and cash equivalents at end of period	$117,397	$145,981
Supplemental cash flow information:
Cash paid for interest	$716	$1,442
Cash paid for income taxes, net	$7,516	$4,114
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,288	$1,158

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and six months ended June 30, 2021:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$311,190	$41,654	$539,281	$(95,921)	$(372,522)	$423,682
Net earnings	—	—	11,990	—	—	11,990
Changes in fair market value of derivatives, net of tax	—	—	—	124	—	124
Changes in unrealized pension cost, net of tax	—	—	—	1,422	—	1,422
Cumulative translation adjustment, net of tax	—	—	—	12	—	12
Cash dividends of $0.04 per share	—	—	(1,294)	—	—	(1,294)
Issued shares on vesting of restricted stock units	1,818	(3,218)	—	—	—	(1,400)
Stock compensation	—	1,180	—	—	—	1,180
Balances at March 31, 2021	$313,008	$39,616	$549,977	$(94,363)	$(372,522)	$435,716
Net earnings	—	—	875	—	—	875
Changes in fair market value of derivatives, net of tax	—	—	—	268	—	268
Changes in unrealized pension cost, net of tax	—	—	—	17,024	—	17,024
Cumulative translation adjustment, net of tax	—	—	—	1	—	1
Cash dividends of $0.04 per share	—	—	(1,299)	—	—	(1,299)
Issued shares on vesting of restricted stock units	1,333	(1,413)	—	—	—	(80)
Stock compensation	—	1,804	—	—	—	1,804
Balances at June 30, 2021	$314,341	$40,007	$549,553	$(77,070)	$(372,522)	$454,309

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

June 30, 2021

NOTE 1 — Basis of Presentation and Summary of Significant Accounting Policies

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Pronouncements Recently Adopted

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

NOTE 2 – Revenue Recognition

The core principle of Accounting Standard Codification (“ASC”) 606 Revenue from Contracts with Customers is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle:

•	Identify the contract(s) with a customer
•	Identify the performance obligations
•	Determine the transaction price
•	Allocate the transaction price
•	Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of June 30, 2021 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Transportation	$71,556	$38,129	$147,410	$99,663
Industrial	29,260	20,213	55,885	41,056
Medical	12,802	13,038	24,078	22,408
Aerospace & Defense	12,779	9,373	24,449	18,378
Telecom & IT	3,188	3,444	6,190	5,767
Total	$129,585	$84,197	$258,012	$187,272

NOTE 3 – Business Acquisitions

On December 30, 2020, we acquired 100% of the outstanding shares of Sensor Scientific, Inc. (“SSI”). SSI is a manufacturer of high-quality thermistors and temperature sensor assemblies serving original equipment manufacturers (“OEMs”) for applications that require precision and reliability in the medical, industrial and defense markets. SSI has complementary capabilities with our existing temperature sensing platform and the acquisition expands our presence in the medical and industrial end markets. It also provides high quality ceramic processing capabilities and valuable customer partnerships that expands our temperature sensing product portfolio and builds on our strategy to focus on innovative products that sense, connect and move.

The purchase price, which includes assumed changes in working capital, of $10,309 has been allocated to the fair values of assets and liabilities acquired as of December 30, 2020. The allocation of the purchase price continues to be preliminary pending the completion of the final net working capital adjustment, which is expected to occur in the third quarter. The information included below represents our current estimate of the purchase price allocation and is not expected to materially change.

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

All contingent consideration is payable in cash and is based on success factors related to the integration process as well as upon the achievement of a revenue performance target through the year ending December 31, 2022, with the possibility of prorated interim payments. The Company recorded $2,000 as the acquisition date fair value of the contingent consideration based on an estimate of the probability of achieving the performance targets. This represents the maximum amount of contingent consideration payable by the Company. This amount is also reflected as an addition to the purchase price and will be evaluated quarterly. Refer to Note 17 for further information on contingent consideration.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$5,200	11.0
Technology and other intangibles	140	3.0
Total	$5,340

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	June 30,	December 31,
	2021	2020
Accounts receivable, gross	$81,681	$81,745
Less: Allowance for credit losses	(886)	(764)
Accounts receivable, net	$80,795	$80,981

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	June 30,	December 31,
	2021	2020
Finished goods	$11,527	$10,647
Work-in-process	16,434	16,927
Raw materials	29,070	24,893
Less: Inventory reserves	(8,059)	(6,597)
Inventories, net	$48,972	$45,870

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	June 30,	December 31,
	2021	2020
Land and land improvements	$1,095	$1,095
Buildings and improvements	69,373	69,360
Machinery and equipment	237,507	233,743
Less: Accumulated depreciation	(214,958)	(206,761)
Property, plant and equipment, net	$93,017	$97,437

Depreciation expense for the six months ended June 30, 2021 and June 30, 2020 was $8,795 and $8,580, respectively.

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net pension expense	$21,823	$666	$23,780	$1,330

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Service cost	$—	$—	$6	$8
Interest cost	1,218	1,443	4	6
Expected return on plan assets(1)	(1,058)	(2,454)	(3)	(3)
Amortization of loss	1,550	1,622	43	44
Settlement charges	20,063	—	—	—
Total expense, net	$21,773	$611	$50	$55
(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Service cost	$—	$—	$12	$15
Interest cost	2,471	2,886	8	13
Expected return on plan assets(1)	(2,171)	(4,908)	(6)	(7)
Amortization of loss	3,317	3,244	86	87
Settlement charges	20,063	—	—	—
Total expense, net	$23,680	$1,222	$100	$108
(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

In February 2020, the CTS Board of Directors authorized management to explore termination of the U.S.-based pension plan ("Plan"), subject to certain conditions. On June 1, 2020, we entered into the Fifth Amendment to the Plan whereby we set an effective termination date for the Plan of July 31, 2020. In February 2021, we received a determination letter from the Internal Revenue Service that allowed us to proceed with the termination process for the Plan. During the second quarter of 2021, the Company offered the option of receiving a lump sum payment to eligible participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 365 participants elected to receive the settlement, and lump sum payments of approximately $35,594 were made from Plan assets to these participants in June 2021.

As required under US GAAP, the Company recognizes a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost.  The amount of settlement gain or loss recognized is the pro rata amount of the existing unrealized gain or loss immediately prior to the settlement.  In general, both the projected benefit obligation and fair value of plan assets are required to be remeasured in order to determine the settlement gain or loss.

Upon the partial settlement of the pension liability due to the lump sum offering the Company recognized a non-cash and non-operating settlement charge of $20,063 related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's Condensed Consolidated Statements of Earnings.

Upon final settlement of the pension liability with the purchase of annuities, expected to occur in the third quarter, we will reclassify the remaining related unrecognized pension losses, currently recorded in accumulated other comprehensive loss, to the Condensed Consolidated Statements of Earnings. Since the final amount of the settlement depends on a number of factors determined as of the liquidation date, including the annuity pricing interest rate environment and asset performance, the unrecognized losses value may fluctuate from June 30, 2021. As of June 30, 2021, we had gross unrecognized pension losses related to the Plan of $101,125.

We do not expect any cash contributions from the Company to the Plan as a result of this termination as Plan assets continue to significantly exceed estimated liabilities.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	20	30	43	60
Amortization of gain	—	(21)	—	(42)
Total expense, net	$20	$9	$43	$18

NOTE 8 – Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$96,889	$(46,367)	$50,522
Technology and other intangibles	47,441	(23,379)	24,062
In process research and development	2,200	(2,200)	—
Other intangible assets, net	$146,530	$(71,946)	$74,584
Amortization expense for the three months ended June 30, 2021		$2,348
Amortization expense for the six months ended June 30, 2021		$4,717

	As of
	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$97,355	$(44,002)	$53,353
Technology and other intangibles	47,301	(21,533)	25,768
In process research and development	2,200	(2,200)	—
Other intangible assets, net	$146,856	$(67,735)	$79,121
Amortization expense for the three months ended June 30, 2020		$2,268
Amortization expense for the six months ended June 30, 2020		$4,563

Remaining amortization expense for other intangible assets as of June 30, 2021 is as follows:

Amortization Expense
2021	$4,696
2022	9,176
2023	7,170
2024	7,008
2025	6,787
Thereafter	39,747
Total amortization expense	$74,584

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2020	$109,497
Decrease from purchase accounting adjustments	(29)
Increase due to acquisition	430
Goodwill as of June 30, 2021	$109,898

In addition to the purchase accounting adjustments from the SSI transaction, goodwill increased due to an acquisition completed during the second quarter. The purchase price was approximately $510, with $255 paid in the second quarter of 2021 and an additional $255 to be paid in the second quarter of 2022. We expect small adjustments to the purchase price allocation to be completed in the third quarter.

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020
Restructuring charges	$151	$135

	Six Months Ended
	June 30, 2021	June 30, 2020
Restructuring charges	$232	$375

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is estimated to be in the range of $4,600 to $6,000, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. In addition to these charges, we expect an additional $4,000 to $5,100 of other costs to be incurred related to initiatives that would not qualify as restructuring charges. These costs would include certain employee overlap and training costs as well as additional capital expenditures. Restructuring charges under the September 2020 Plan were $(10) during the three months ended June 30, 2021, consisting of $(10) in workforce reduction adjustments. Restructuring charges for the six months ended June 30, 2021 were $(27), consisting of $26 in workforce reduction costs and $(53) of other contract termination and facility closure cost true ups. The total restructuring liability related to the September 2020 Plan was $38 at June 30, 2021 and $512 at December 31, 2020.

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

April 2014 Plan

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint (the “April 2014 Plan”). These restructuring actions were substantially completed during 2015 and the remaining liability was settled in the second quarter of 2021.

Other Restructuring Activities

From time to time we undertake other restructuring activities that are not part of a formal plan. Charges associated with these restructuring activities primarily relate to workforce reduction costs. During the three and six months ended June 30, 2021 we incurred restructuring charges of $161 and $262, respectively. During the three and six months ended June 30, 2020, we incurred restructuring charges of $135 and $407, respectively. The total restructuring liability associated with these actions was $163 at June 30, 2021 and $9 at December 31, 2020.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the six months ended June 30, 2021:

Restructuring liability at January 1, 2021	$1,363
Restructuring charges	232
Cost paid	(1,242)
Other activity(1)	(152)
Restructuring liability at June 30, 2021	$201

(1)	Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	June 30,	December 31,
	2021	2020
Accrued product related costs	$4,484	$4,470
Accrued income taxes	6,027	7,320
Accrued property and other taxes	1,525	2,478
Accrued professional fees	1,281	1,663
Accrued customer related liabilities	5,242	3,815
Dividends payable	1,297	1,291
Remediation reserves	10,265	10,642
Derivative liabilities	680	671
Other accrued liabilities	5,964	5,821
Total accrued expenses and other liabilities	$36,765	$38,171

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	June 30,	December 31,
	2021	2020
Balance at beginning of period	$10,642	$11,444
Remediation expense	421	2,769
Net remediation payments	(806)	(3,639)
Other activity(1)	8	68
Balance at end of the period	$10,265	$10,642

(1)	Other activity includes currency translation adjustments not recorded through remediation expense.

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

NOTE 12 - Debt

Long-term debt was comprised of the following:

	As of
	June 30,	December 31,
	2021	2020
Total credit facility	$300,000	$300,000
Balance outstanding	50,000	54,600
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$248,260	$243,660
Weighted-average interest rate	1.21%	1.92%
Commitment fee percentage per annum	0.20%	0.23%

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

The Credit Agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the revolving credit facility. We were compliant with all debt covenants at June 30, 2021. The Credit Agreement requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, it contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the credit facility fluctuate based upon the LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense for the three and six months ended June 30, 2021 and 2020 was approximately $42 and $42 and $84 and $84, respectively. These costs are included in interest expense in our Condensed Consolidated Statements of Earnings.

We use interest rate swaps to convert the revolving credit facility's variable rate of interest into a fixed rate on a portion of the debt as described more fully in Note 13 "Derivative Financial Instruments". These swaps are treated as cash flow hedges and consequently, the changes in fair value were recorded in other comprehensive earnings.

Note 13 - Derivative Financial Instruments

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2021.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2021, we had a net unrealized gain of $811 in accumulated other comprehensive (loss) income, of which $808 is expected to be reclassified to earnings within the next 12 months. At June 30, 2020, we had a net unrealized loss of $1,247 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $11,430 at June 30, 2021.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. As of June 30, 2021, we have agreements to fix interest rates on $50,000 of long-term debt through February 2024. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing losses that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $523.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2021, are shown in the following table:

	As of
	June 30,	December 31,
	2021	2020
Interest rate swaps reported in accrued expenses and other liabilities	$(680)	$(671)
Interest rate swaps reported in other long-term obligations	$(899)	$(1,546)
Foreign currency hedges reported in other current assets	$1,023	$1,125

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $1,023 and foreign currency derivative liabilities of $0 at June 30, 2021.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$—	$73	$—	$73
Cost of goods sold	329	(519)	550	(271)
Selling, general and administrative expense	—	—	—	(5)
Total gain (loss) reclassified from AOCI to earnings	329	(446)	550	(203)
Gain recognized in other expense for hedge ineffectiveness	—	3	—	3
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$329	$(443)	$550	$(200)

Interest Rate Swaps:
(Expense) recorded in Interest expense	$(187)	$(109)	$(363)	$(71)
Total gains (losses) on derivatives	$142	$(552)	$187	$(271)

NOTE 14 – Accumulated Other Comprehensive (Loss) Income

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three and six months ended June 30, 2021 were $928 and $(401), respectively, and transaction losses for the three and six months ended June 30, 2020 were $892 and $(379), respectively, which have been included in other (expense) income in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2021 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2021	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(877)	$490	$(142)	$(529)
Income tax benefit (expense)	203	(113)	33	123
Net	(674)	377	(109)	(406)
Changes in unrealized pension cost:
Gross	(126,157)	499	21,606	(104,052)
Income tax benefit (expense)	34,492	(115)	(4,966)	29,411
Net	(91,665)	384	16,640	(74,641)
Cumulative translation adjustment:
Gross	(2,024)	1	—	(2,023)
Total accumulated other comprehensive (loss) income	$(94,363)	$762	$16,531	$(77,070)

The components of accumulated other comprehensive (loss) income for the three months ended June 30, 2020, are as follows:

			Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2020	in OCI	to Earnings	2020
Changes in fair market value of derivatives:
Gross	$(5,044)	$250	$555	$(4,239)
Income tax (expense) benefit	1,139	(44)	(117)	978
Net	(3,905)	206	438	(3,261)
Changes in unrealized pension cost:
Gross	(122,480)	—	1,574	(120,906)
Income tax benefit (expense)	33,643	—	(365)	33,278
Net	(88,837)	—	1,209	(87,628)
Cumulative translation adjustment:
Gross	(2,252)	(14)	—	(2,266)
Total accumulated other comprehensive (loss) income	$(94,994)	$192	$1,647	$(93,155)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2021, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2020	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(1,038)	$696	(187)	$(529)
Income tax (expense) benefit	240	(160)	43	123
Net	(798)	536	(144)	(406)
Changes in unrealized pension cost:
Gross	(128,004)	499	23,453	(104,052)
Income tax benefit (expense)	34,917	(115)	(5,391)	29,411
Net	(93,087)	384	18,062	(74,641)
Cumulative translation adjustment:
Gross	(2,036)	13	—	(2,023)
Total accumulated other comprehensive (loss) income	$(95,921)	$933	$17,918	$(77,070)

The components of accumulated other comprehensive (loss) income for the six months ended June 30, 2020, are as follows:

			Loss
	As of	Gain	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2019	in OCI	to Earnings	2020
Changes in fair market value of derivatives:
Gross	$659	$(5,172)	$274	$(4,239)
Income tax (expense) benefit	(150)	1,181	(53)	978
Net	509	(3,991)	221	(3,261)
Changes in unrealized pension cost:
Gross	(124,140)	—	3,234	(120,906)
Income tax benefit (expense)	34,018	—	(740)	33,278
Net	(90,122)	—	2,494	(87,628)
Cumulative translation adjustment:
Gross	(2,211)	(55)	—	(2,266)
Income tax benefit	98	(98)	—	0
Net	(2,113)	(153)	—	(2,266)
Total accumulated other comprehensive (loss) income	$(91,726)	$(4,144)	$2,715	$(93,155)

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2021	2020
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,235,379	57,076,410
Shares outstanding	32,435,756	32,276,787
Treasury stock
Shares held	24,799,623	24,799,623

On May 13, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaces the repurchase program approved by the Board of Directors on February 7, 2019.  During the six months ended June 30, 2021, no shares of common stock were repurchased. During the six months ended June 30, 2020, 342,731 shares of common stock were repurchased for $8,080. Approximately $50,000 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Six Months Ended
	June 30,	June 30,
	2021	2020
Balance at the beginning of the year	32,276,787	32,472,406
Repurchases	—	(342,731)
Restricted share issuances	158,969	137,632
Balance at the end of the period	32,435,756	32,267,307

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three months ended June 30, 2021 and 2020 were 93 and 84,720, respectively. The number of outstanding awards that were anti-dilutive for the six months ended June 30, 2021 and 2020 were 46,810 and 61,780, respectively.

NOTE 16 - Stock-Based Compensation

At June 30, 2021, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Service-based RSUs	$738	$779	$1,425	$1,359
Performance-based RSUs	1,066	19	1,559	(349)
Cash-settled RSUs	99	19	138	35
Total	$1,903	$817	$3,122	$1,045
Income tax benefit	438	189	718	240
Net expense	$1,465	$628	$2,404	$805

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	June 30, 2021	Period (years)
Service-based RSUs	$2,564	1.43
Performance-based RSUs	3,692	1.98
Total	$6,256	1.75

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2021:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	645,035	35,100	45,200	14,545	4,722
RSUs and cash settled awards vested and released	116,967	—	—	—	—
Awards available for grant	1,737,998	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the six months ended June 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	367,428	$21.28
Granted	65,950	32.80
Vested and released	(151,280)	20.88
Forfeited	(7,889)	27.27
Outstanding at June 30, 2021	274,209	$24.11
Releasable at June 30, 2021	116,767	$15.83

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the six months ended June 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	225,559	$28.97
Granted	81,622	34.38
Attained by performance	18,107	28.33
Released	(53,137)	28.33
Forfeited	(25,872)	26.82
Outstanding at June 30, 2021	246,279	$31.08
Releasable at June 30, 2021	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2021 and December 31, 2020 we had 32,085 and 30,009 cash-settled RSUs outstanding, respectively. At June 30, 2021 and December 31, 2020, liabilities of $261 and $396, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial liabilities that were measured at fair value on a recurring basis at June 30, 2021:

		Quoted
		Prices
	(Liability) Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	June 30,	Instruments	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(1,579)	$—	$(1,579)	$—
Foreign currency hedges	$1,023	$—	$1,023	$—
Contingent consideration	$1,500	$—	$—	$1,500

The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2020:

		Quoted
		Prices
	(Liability) Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(2,217)	$—	$(2,217)	$—
Foreign currency hedges	$1,125	$—	$1,125	$—
Contingent consideration	$2,000	$—	$—	$2,000

We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. These derivative financial instruments are measured at fair value on a recurring basis. The fair value of our interest rate swaps, and foreign currency hedges were measured using standard valuation models using market-based observable inputs over the contractual terms, including forward yield curves, among others. There is a readily determinable market for these derivative instruments, but that market is not active and therefore they are classified within Level 2 of the fair value hierarchy.

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

A roll-forward of the contingent consideration is as follows:

Contingent
Consideration
Balance at December 31, 2020	$2,000
Settled in cash	(350)
Reclassified to payable in accrued expenses and other liabilities	(150)
Balance at June 30, 2021	$1,500
Less current portion in accrued expenses and other liabilities	(1,200)
Total long-term portion in other long-term obligations	$300

Our long-term debt consists of debt outstanding under the revolving credit facility which is recorded at its carrying value. There is a readily determinable market for our long-term debt, and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our long-term debt under the revolving credit facility.

NOTE 18 — Income Taxes

The effective tax rates for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Effective tax rate	245.6%	17.6%	9.3%	27.1%

Our effective income tax rate was 245.6% and 17.6% in the second quarters of 2021 and 2020, respectively. This increase is primarily attributed to a one-time settlement expense related to lump sum payments made for the CTS Corporation U.S. pension plan. The second quarter 2021 tax rate was higher than the U.S. statutory federal tax rate for the same reason noted above. The second quarter 2020 tax rate was lower than the U.S. statutory federal tax rate due to foreign earnings that are taxed at lower rates and a reduction in reserves related to uncertain tax positions.

Our effective income tax rate was 9.3% and 27.1% in the first half of 2021 and 2020, respectively. This decrease is primarily attributed to the change in mix of earnings by jurisdiction, a one-time settlement expense related to lump sum payments made for the CTS Corporation U.S. pension plan, and tax benefits recorded upon vesting of restricted stock units. The tax rate in the first half of 2021 was lower than the U.S. statutory federal tax rate for the same reason noted above. The tax rate in the first half of 2020 was higher than the U.S. statutory federal tax rate primarily due to the establishment of valuation allowances on certain U.S. tax credits and the Company’s decision to no longer reinvest the earnings of its Taiwan subsidiary offset by a reduction in reserves related to uncertain tax positions.

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

Impact of COVID-19

The COVID-19 pandemic has resulted in a significant disruption to the global economy that has and could have continued adverse impact on our business. The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak, the impact on capital and financial markets and the related impact on our suppliers and customers, especially in the transportation end-market. These future developments are outside of our control, are highly uncertain and cannot be predicted. These and other potential impacts of the COVID-19 pandemic, along with the recent increases in consumer demand continue to result in critical raw material and semiconductor chip shortages as well as associated cost increases, that may adversely impact our results for the remainder of 2021, and that impact could be material. We continue to actively monitor the ongoing potential impacts of COVID-19 and the supply chain issues and will seek to mitigate and minimize their impact on our business. We remain cautious about the financial impact of these potential disruptions on our business.

Results of Operations: Second Quarter 2021 versus Second Quarter 2020

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2021, and June 30, 2020:

	Three Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2021	2020	Change	2021	2020
Net sales	$129,585	$84,197	53.9%	100.0%	100.0%
Cost of goods sold	81,889	57,630	42.1	63.2	68.4
Gross margin	47,696	26,567	79.5	36.8	31.6
Selling, general and administrative expenses	20,937	14,668	42.7	16.2	17.4
Research and development expenses	6,029	5,522	9.2	4.7	6.6
Restructuring charges	151	135	11.9	0.1	0.2
Total operating expenses	27,117	20,325	33.4	20.9	24.1
Operating earnings	20,579	6,242	229.7	15.9	7.4
Total other expense, net	(21,180)	(349)	5,968.8	(16.3)	0.4
Earnings before income taxes	(601)	5,893	(110.2)	(0.5)	7.0
Income tax (benefit) expense	(1,476)	1,036	(242.5)	(1.1)	1.2
Net earnings	$875	$4,857	(82.0)%	0.7%	5.8%
Earnings per share:
Diluted net earnings per share	$0.03	$0.15

Net sales were $129,585 in the second quarter of 2021, an increase of $45,388 or 53.9% from the second quarter of 2020. Net sales growth was driven by the overall improvement in the economy; however, we also continued to experience significant inflation in material and freight costs as well as interruptions in the supply chain particularly due to the global semiconductor chip and resin shortages impacting the operations of our business. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations, which we are currently unable to quantify.

Net sales to transportation markets increased $33,427 or 87.7%. Net sales to other markets increased $11,961 or 26.0%. The SSI acquisition, which was completed in December 2020, added $1,639 in net sales for the quarter. Changes in foreign exchange rates increased net sales by $2,681 year-over-year due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.

Gross margin as a percent of net sales was 36.8% in the second quarter of 2021 compared to 31.6% in the second quarter of 2020. The increase in gross margin was driven primarily by sales volume. The second quarter of 2020 was most significantly impacted by the COVID-19 pandemic.

Selling, general and administrative ("SG&A") expenses were $20,937 or 16.2% of net sales in the second quarter of 2021 versus $14,668 or 17.4% of net sales in the second quarter of 2020. The 2020 SG&A costs included savings from cost reduction measures we had implemented while 2021 saw those measures fully restored as well as higher costs from incentive compensation.

Research and development (“R&D”) expenses were $6,029 or 4.7% of net sales in the second quarter of 2021 compared to $5,522 or 6.6% of net sales in the comparable quarter of 2020. The increase in overall R&D expenses is primarily due to changes in timing and mix of certain projects as well as cost actions implemented in Q2 2020.

Restructuring charges were $151 or 0.1% of net sales in the second quarter of 2021 compared to $135 or 0.2% of net sales in the second quarter of 2020.

Operating earnings were $20,579 or 15.9% of net sales in the second quarter of 2021 compared to operating earnings of $6,242 or 7.4% of net sales in the second quarter of 2020. The change in operating earnings was driven by the items discussed above.

Other expense and income items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2021	2020
Interest expense	$(508)	$(909)
Interest income	257	304
Other expense, net	(20,929)	256
Total other expense, net	$(21,180)	$(349)

Other expense, net in the second quarter of 2021 was primarily driven by $20,063 in settlement charges from our U.S. Pension plan termination process.

	Three Months Ended
	June 30,	June 30,
	2021	2020
Effective tax rate	245.6%	17.6%

Our effective income tax rate was 245.6% and 17.6% in the second quarters of 2021 and 2020, respectively. This increase is primarily attributable to the impact of the U.S. Pension Plan settlement charge taken in the second quarter of 2021.

Results of Operations: Six Months ended June 30, 2021 versus Six Months Ended June 30, 2020

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2021, and June 30, 2020:

	Six Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2021	2020	Change	2021	2020
Net sales	$258,012	$187,272	37.8%	100.0%	100.0%
Cost of goods sold	167,725	127,806	31.2	65.0	68.2
Gross margin	90,287	59,466	51.8	35.0	31.8
Selling, general and administrative expenses	39,262	31,427	24.9	15.2	16.8
Research and development expenses	11,716	12,930	(9.4)	4.5	6.9
Restructuring charges	232	375	(38.1)	0.1	0.2
Total operating expenses	51,210	44,732	14.5	19.8	23.9
Operating earnings	39,077	14,734	165.2	15.1	7.9
Total other (expense), net	(24,889)	(2,851)	773.0	(9.6)	(1.5)
Earnings before income taxes	14,188	11,883	19.4	5.5	6.3
Income tax expense	1,323	3,218	(58.9)	0.5	1.7
Net earnings	$12,865	$8,665	48.5%	5.0%	4.6%
Earnings per share:
Diluted net earnings per share	$0.39	$0.27

Net sales were $258,012 in the six months ended June 30, 2021, an increase of $70,740 or 37.8% from the six months ended June 30, 2020. Net sales growth was driven by the overall improvement in the economy; however, we also continued to experience significant inflation in material and freight costs as well as interruptions in the supply chain particularly due to the global semiconductor chip and resin shortages impacting the operations of our business. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations, which we are currently unable to quantify.

Net sales to transportation markets increased $47,748 or 47.9%. Net sales to other markets increased $22,993 or 26.2%. The SSI acquisition, which was completed in December 2020, added $3,487 in net sales for the six months ended June 30, 2021. Changes in foreign exchange rates increased net sales by $5,177 year-over-year due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.

Gross margin as a percent of net sales was 35.0% for the six months ended June 30, 2021 compared to 31.8% for the six months ended June 30, 2020. The increase in gross margin was driven primarily by sales volume. The first six months of 2020 were impacted significantly by the COVID-19 pandemic, particularly in Q2 2020.

SG&A expenses were $39,262 or 15.2% of net sales for the six months ended June 30, 2021 versus $31,427 or 16.8% of net sales for the six months ended June 30, 2020. The 2020 year to date SG&A costs include savings from cost reduction measures we had implemented while 2021 saw those measures fully restored as well as higher costs from incentive compensation.

R&D expenses were $11,716 or 4.5% of net sales for the six months ended June 30, 2021 compared to $12,930 or 6.9% of net sales in the comparable period of 2020. The decrease in overall R&D expenses is primarily due to changes in timing and mix of certain projects.

Restructuring charges were $232 or 0.1% of net sales for the six months ended June 30, 2021 compared to $375 or 0.2% of net sales for the six months ended June 30, 2020.

Operating earnings were $39,077 or 15.1% of net sales for the six months ended June 30, 2021 compared to operating earnings of $14,734 or 7.9% of net sales for the six months ended June 30, 2020. The change in operating earnings were driven by the items discussed above.

Other expense and income items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2021	2020
Interest expense	$(1,063)	$(1,760)
Interest income	459	635
Other expense, net	(24,285)	(1,726)
Total other expense, net	$(24,889)	$(2,851)

Other expense, net in the first six months of 2021 was primarily driven by $20,063 in settlement charges from our U.S. Pension plan termination process in the second quarter of 2021.

	Six Months Ended
	June 30,	June 30,
	2021	2020
Effective tax rate	9.3%	27.1%

Our effective income tax rate was 9.3% and 27.1% in the six months ended June 30, 2021 and 2020, respectively. This decrease is primarily attributable to the change in the mix of earnings by jurisdiction as well as $20,063 in settlement charges from our U.S. Pension plan termination process in the second quarter of 2021.

Liquidity and Capital Resources

Cash and cash equivalents were $117,397 at June 30, 2021, and $91,773 at December 31, 2020, of which $113,719 and $90,051, respectively, were held outside the United States. The increase in cash and cash equivalents of $25,624 was primarily driven by cash generated from operating activities of $38,785, which was partially offset by net payments on long-term debt of $4,600, capital expenditures of $3,970, dividends paid of $2,585, taxes paid on behalf of equity award participants of $1,480, payments of contingent consideration of $350, and payments for acquisitions of $255. Total long-term debt was $50,000 as of June 30, 2021 and $54,600 as of December 31, 2020. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 9.9% at June 30, 2021, compared to 11.4% at December 31, 2020.

Working capital increased by $32,734 during the six months ended June 30, 2021, primarily due to the increase in cash and cash equivalents from strong operating cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities was $38,785 during the six months ended June 30, 2021. Components of net cash provided by operating activities included net earnings of $12,865, depreciation and amortization expense of $13,512, non-cash pension and other post-retirement plan expenses of $23,823, and other net non-cash items of ($1,779), and a net cash outflow from changes in assets and liabilities of $9,636.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $4,225, driven primarily by capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 was $9,015. The net cash outflow was the result of a decrease in borrowings of long-term debt of $4,600, dividends paid of $2,585, taxes paid on behalf of equity award participants in the amount of $1,480, and payments of contingent consideration of $350.

Capital Resources

Long‑term debt is comprised of the following:

	As of
	June 30,	December 31,
	2021	2020
Total credit facility	$300,000	$300,000
Balance outstanding	50,000	54,600
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$248,260	$243,660
Weighted-average interest rate	1.21%	1.92%
Commitment fee percentage per annum	0.20%	0.23%

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.2% to 14.1% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

In February 2020, the CTS Board of Directors authorized management to explore termination of the U.S.-based pension plan ("Plan"), subject to certain conditions. On June 1, 2020, we entered into the Fifth Amendment to the Plan whereby we set an effective termination date for the Plan of July 31, 2020. In February 2021, we received a determination letter from the Internal Revenue Service that allowed us to proceed with the termination process for the Plan. During the second quarter of 2021, the Company offered the option of receiving a lump sum payment to eligible participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 365 participants elected to receive the settlement, and lump sum payments of approximately $35,594 were made from Plan assets to these participants in June 2021.

As required under US GAAP, the Company recognizes a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost.  The amount of settlement gain or loss recognized is the pro rata amount of the existing unrealized gain or loss immediately prior to the settlement.  In general, both the projected benefit obligation and fair value of plan assets are required to be remeasured in order to determine the settlement gain or loss.

Upon the partial settlement of the pension liability due to the lump sum offering the Company recognized a non-cash and non-operating settlement charge of $20,063 related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's Condensed Consolidated Statements of Earnings.

Upon final settlement of the pension liability with the purchase of annuities, expected to occur in the third quarter, we will reclassify the remaining related unrecognized pension losses, currently recorded in accumulated other comprehensive loss, to the Condensed Consolidated Statements of Earnings. Since the final amount of the settlement depends on a number of factors determined as of the liquidation date, including the annuity pricing interest rate environment and asset performance, the unrecognized losses value may fluctuate from June 30, 2021. As of June 30, 2021, we had gross unrecognized pension losses related to the Plan of $101,125.

We do not expect any cash contributions from the Company to the Plan as a result of this termination as Plan assets continue to significantly exceed estimated liabilities.

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

If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified during the quarter ended June 30, 2021.

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

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Cummins Inc.	14.3%	9.7%	15.0%	13.4%
Toyota Motor Corporation	13.3%	11.6%	13.3%	11.7%

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity

Securities and Use of Proceeds

On May 13, 2021, the Board of Directors authorized a stock repurchase program with a maximum dollar limit of $50 million. This program authorizes us to make repurchases of our common stock from time to time on the open market, but does not obligate us to make repurchases, and it has no expiration date. The authorization of the stock repurchase program replaced the stock repurchase program authorized by the Board of Directors on February 7, 2019. There were no repurchases of the Company's equity securities during the six months ended June 30, 2021. As of June 30, 2021, approximately $50 million remained available under the repurchase program.

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

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2021 and 2020; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: July 27, 2021	Dated: July 27, 2021