Form 10-Q
period 2021-09-30
CTS CORP
filed 2021-10-27
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2021: 32,224,552.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS - UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net sales	$122,382	$113,777	$380,394	$301,049
Cost of goods sold	76,720	76,871	244,446	204,677
Gross margin	45,662	36,906	135,948	96,372
Selling, general and administrative expenses	19,922	16,883	59,184	48,310
Research and development expenses	6,454	5,723	18,170	18,653
Restructuring charges	319	1,041	551	1,416
Operating earnings	18,967	13,259	58,043	27,993
Other (expense) income:
Interest expense	(514)	(857)	(1,577)	(2,617)
Interest income	230	217	689	852
Other (expense) income, net	(108,502)	1,617	(132,786)	(109)
Total other (expense) income, net	(108,786)	977	(133,674)	(1,874)
(Loss) earnings before income taxes	(89,819)	14,236	(75,631)	26,119
Income tax (benefit) expense	(25,923)	3,163	(24,600)	6,381
Net (loss) earnings	$(63,896)	$11,073	$(51,031)	$19,738
Loss (earnings) per share:
Basic	$(1.97)	$0.34	$(1.58)	$0.61
Diluted	$(1.97)	$0.34	$(1.58)	$0.61
Basic weighted – average common shares outstanding:	32,379	32,268	32,365	32,331
Effect of dilutive securities	—	241	—	270
Diluted weighted – average common shares outstanding:	32,379	32,509	32,365	32,601
Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net (loss) earnings	$(63,896)	$11,073	$(51,031)	$19,738
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	(292)	909	100	(2,861)
Changes in unrealized pension cost, net of tax	72,530	1,239	90,976	3,733
Cumulative translation adjustment, net of tax	(10)	99	2	(54)
Other comprehensive earnings	$72,228	$2,247	$91,078	$818
Comprehensive earnings	$8,332	$13,320	$40,047	$20,556

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$128,527	$91,773
Accounts receivable, net	78,210	80,981
Inventories, net	50,867	45,870
Other current assets	19,845	14,607
Total current assets	277,449	233,231
Property, plant and equipment, net	92,533	97,437
Operating lease assets, net	22,456	23,281
Other Assets
Prepaid pension asset	50,638	56,642
Goodwill	109,798	109,497
Other intangible assets, net	72,236	79,121
Deferred income taxes	24,663	24,250
Other	2,200	2,590
Total other assets	259,535	272,100
Total Assets	$651,973	$626,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,976	$50,489
Operating lease obligations	3,354	3,294
Accrued payroll and benefits	17,069	12,978
Accrued expenses and other liabilities	35,673	38,171
Total current liabilities	105,072	104,932
Long-term debt	50,000	54,600
Long-term operating lease obligations	22,262	23,163
Long-term pension obligations	7,114	7,466
Deferred income taxes	6,907	7,010
Other long-term obligations	3,244	5,196
Total Liabilities	194,599	202,367
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	314,351	311,190
Additional contributed capital	40,958	41,654
Retained earnings	484,368	539,281
Accumulated other comprehensive loss	(4,842)	(95,921)
Total shareholders’ equity before treasury stock	834,835	796,204
Treasury stock	(377,461)	(372,522)
Total shareholders’ equity	457,374	423,682
Total Liabilities and Shareholders’ Equity	$651,973	$626,049

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(51,031)	$19,738
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	20,231	19,819
Pension and other post-retirement plan expense	131,290	2,023
Stock-based compensation	4,106	2,164
Asset impairment charges	—	1,016
Restructuring non-cash charges	—	300
Deferred income taxes	(34,147)	(627)
Gain on foreign currency hedges, net of cash	(27)	(58)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	2,587	2,085
Inventories	(5,190)	960
Operating lease assets	825	917
Other assets	(5,334)	2,446
Accounts payable	(1,792)	1,423
Accrued payroll and benefits	3,810	2,928
Operating lease liabilities	(841)	(818)
Accrued expenses and other liabilities	(4,100)	(4,826)
Pension and other post-retirement plans	(270)	(193)
Net cash provided by operating activities	60,117	49,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,140)	(10,441)
Payments for acquisitions, net of cash acquired	(255)	—
Net cash used in investing activities	(8,395)	(10,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(597,200)	(3,322,550)
Proceeds from borrowings of long-term debt	592,600	3,329,150
Purchase of treasury stock	(4,939)	(8,080)
Dividends paid	(3,882)	(3,888)
Payments of contingent consideration	(500)	—
Taxes paid on behalf of equity award participants	(1,490)	(1,911)
Net cash used in financing activities	(15,411)	(7,279)
Effect of exchange rate changes on cash and cash equivalents	443	(78)
Net increase in cash and cash equivalents	36,754	31,499
Cash and cash equivalents at beginning of period	91,773	100,241
Cash and cash equivalents at end of period	$128,527	$131,740
Supplemental cash flow information:
Cash paid for interest	$1,047	$2,124
Cash paid for income taxes, net	$10,246	$8,295
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,153	$816

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2021:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$311,190	$41,654	$539,281	$(95,921)	$(372,522)	$423,682
Net earnings	—	—	11,990	—	—	11,990
Changes in fair market value of derivatives, net of tax	—	—	—	124	—	124
Changes in unrealized pension cost, net of tax	—	—	—	1,422	—	1,422
Cumulative translation adjustment, net of tax	—	—	—	12	—	12
Cash dividends of $0.04 per share	—	—	(1,294)	—	—	(1,294)
Issued shares on vesting of restricted stock units	1,818	(3,218)	—	—	—	(1,400)
Stock compensation	—	1,180	—	—	—	1,180
Balances at March 31, 2021	$313,008	$39,616	$549,977	$(94,363)	$(372,522)	$435,716
Net earnings	—	—	875	—	—	875
Changes in fair market value of derivatives, net of tax	—	—	—	268	—	268
Changes in unrealized pension cost, net of tax	—	—	—	17,024	—	17,024
Cumulative translation adjustment, net of tax	—	—	—	1	—	1
Cash dividends of $0.04 per share	—	—	(1,299)	—	—	(1,299)
Issued shares on vesting of restricted stock units	1,333	(1,413)	—	—	—	(80)
Stock compensation	—	1,804	—	—	—	1,804
Balances at June 30, 2021	$314,341	$40,007	$549,553	$(77,070)	$(372,522)	$454,309
Net loss	—	—	(63,896)	—	—	(63,896)
Changes in fair market value of derivatives, net of tax	—	—	—	(292)	—	(292)
Changes in unrealized pension cost, net of tax	—	—	—	72,530	—	72,530
Cumulative translation adjustment, net of tax	—	—	—	(10)	—	(10)
Cash dividends of $0.04 per share	—	—	(1,289)	—	—	(1,289)
Acquired 148,035 shares of treasury stock	—	—	—	—	(4,939)	(4,939)
Issued shares on vesting of restricted stock units	10	(20)	—	—	—	(10)
Stock compensation	—	971	—	—	—	971
Balances at September 30, 2021	$314,351	$40,958	$484,368	$(4,842)	$(377,461)	$457,374

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

September 30, 2021

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as it relates to our LIBOR indexed instruments. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. As a result of the reference rate reform, we have determined that we will modify our credit agreement and associated hedging relationships in order to effectively transition to an alternative reference rate prior to June 30, 2022. We continue evaluating the impact of the transition from LIBOR to an alternative reference interest rate in our financial instruments including the potential election of certain practical expedients.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Transportation	$62,342	$65,277	$209,750	$164,940
Industrial	31,879	24,204	87,764	65,260
Medical	12,409	10,201	36,487	32,609
Aerospace & Defense	11,275	11,038	35,724	29,416
Telecom & IT	4,477	3,057	10,669	8,824
Total	$122,382	$113,777	$380,394	$301,049

NOTE 3 – Business Acquisitions

On December 30, 2020, we acquired 100% of the outstanding shares of Sensor Scientific, Inc. (“SSI”). SSI is a manufacturer of high-quality thermistors and temperature sensor assemblies serving original equipment manufacturers (“OEMs”) for applications that require precision and reliability in the medical, industrial and defense markets. SSI has complementary capabilities with our existing temperature sensing platform and the acquisition expands our presence in the medical and industrial end markets. It also provides high quality ceramic processing capabilities and valuable customer partnerships that expand our temperature sensing product portfolio and build on our strategy to focus on innovative products that sense, connect and move.

The final purchase price, which includes changes in working capital, of $10,221 has been allocated to the fair values of assets and liabilities acquired as of December 30, 2020.

The following table summarizes the consideration paid and the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition of SSI:

Consideration Paid
Cash paid, net of cash acquired of $470	$8,221
Contingent consideration	2,000
Purchase price	$10,221

Fair Values at December 30, 2020
Current assets	$2,551
Property, plant and equipment	67
Other assets	14
Goodwill	3,321
Intangible assets	5,340
Fair value of assets acquired	11,293
Less fair value of liabilities acquired	(1,072)
Purchase price	$10,221

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

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$5,200	11.0
Technology and other intangibles	140	3.0
Total	$5,340

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	September 30,	December 31,
	2021	2020
Accounts receivable, gross	$79,628	$81,745
Less: Allowance for credit losses	(1,418)	(764)
Accounts receivable, net	$78,210	$80,981

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	September 30,	December 31,
	2021	2020
Finished goods	$11,194	$10,647
Work-in-process	18,725	16,927
Raw materials	30,637	24,893
Less: Inventory reserves	(9,689)	(6,597)
Inventories, net	$50,867	$45,870

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	September 30,	December 31,
	2021	2020
Land and land improvements	$1,095	$1,095
Buildings and improvements	69,463	69,360
Machinery and equipment	239,329	233,743
Less: Accumulated depreciation	(217,354)	(206,761)
Property, plant and equipment, net	$92,533	$97,437

Depreciation expense for the nine months ended September 30, 2021 and September 30, 2020 was $13,166 and $13,003, respectively.

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other (expense) income, net in the Condensed Consolidated Statements of (Loss) Earnings is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net pension expense	$107,447	$666	$131,227	$1,996

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Service cost	$—	$—	$6	$8
Interest cost	385	1,443	4	6
Expected return on plan assets(1)	429	(2,454)	(3)	(3)
Amortization of loss	377	1,622	43	44
Settlement charges	106,206	—	—	—
Total expense, net	$107,397	$611	$50	$55
(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Service cost	$—	$—	$18	$23
Interest cost	2,856	4,329	12	19
Expected return on plan assets(1)	(1,742)	(7,362)	(9)	(10)
Amortization of loss	3,694	4,866	129	131
Settlement charges	126,269	—	—	—
Total expense, net	$131,077	$1,833	$150	$163
(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

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

As required under U.S. GAAP, the Company recognizes a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost.  The amount of settlement gain or loss recognized is the pro rata amount of the existing unrealized gain or loss immediately prior to the settlement.  In general, both the projected benefit obligation and fair value of plan assets are required to be remeasured in order to determine the settlement gain or loss.

Upon the partial settlement of the pension liability due to the lump sum offering in the second quarter of 2021, the Company recognized a non-cash and non-operating settlement charge of $20,063 related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's Condensed Consolidated Statements of (Loss) Earnings.

On July 29, 2021, the Plan purchased a group annuity contract that transferred our benefit obligations for approximately 2,700 CTS participants and beneficiaries in the United States (“Transferred Participants”). As part of the purchase of the group annuity contract, Plan benefit obligations and related annuity administration services for Transferred Participants were irrevocably assumed and guaranteed by the insurance company effective as of August 3, 2021.  There will be no change to pension benefits for Transferred Participants. The purchase of the group annuity contract was fully funded directly by Plan assets.

As a result of the final settlement of the pension liability with the purchase of annuities, we reclassified the remaining related unrecognized pension losses of $106,206 that were previously recorded in accumulated other comprehensive loss to the Condensed Consolidated Statements of (Loss) Earnings.

The Plan assets of $50,638 as of September 30, 2021, will remain in the Plan until final administrative tasks are completed. This process is expected to be completed in the first quarter of 2022, whereby the Plan assets will liquidate and revert to CTS. At that time, the funds will be subject to income and excise taxes. We continue to evaluate potential plans to optimize tax implications as well as the use of the surplus cash.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Service cost	$—	$1	$—	$1
Interest cost	20	30	63	90
Amortization of gain	—	(20)	—	(64)
Total expense, net	$20	$11	$63	$27

NOTE 8 – Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$96,889	$(47,790)	$49,099
Technology and other intangibles	47,441	(24,304)	23,137
Other intangible assets, net	$144,330	$(72,094)	$72,236
Amortization expense for the three months ended September 30, 2021		$2,348
Amortization expense for the nine months ended September 30, 2021		$7,065

	As of
	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$97,355	$(44,002)	$53,353
Technology and other intangibles	47,301	(21,533)	25,768
Other intangible assets, net	$144,656	$(65,535)	$79,121
Amortization expense for the three months ended September 30, 2020		$2,253
Amortization expense for the nine months ended September 30, 2020		$6,816

Remaining amortization expense for other intangible assets as of September 30, 2021 is as follows:

Amortization expense
2021	$2,348
2022	9,176
2023	7,170
2024	7,008
2025	6,787
Thereafter	39,747
Total amortization expense	$72,236

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2020	$109,497
Decrease from purchase accounting adjustments	(129)
Increase due to acquisition	430
Goodwill as of September 30, 2021	$109,798

In addition to the purchase accounting adjustments from the SSI transaction, goodwill increased due to an acquisition completed during the second quarter. The purchase price was approximately $510, with $255 paid in the second quarter of 2021 and an additional $255 to be paid in the second quarter of 2022.

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of (Loss) Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
Restructuring charges	$319	$1,041

	Nine Months Ended
	September 30, 2021	September 30, 2020
Restructuring charges	$551	$1,416

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is now estimated to be in the range of $3,500 to $4,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $1,397 program to date. There were no substantial restructuring charges under the September 2020 Plan  during the three and nine months ended September 30, 2021. There was no restructuring liability related to the September 2020 Plan as of September 30, 2021. As of December 31, 2020 the liability related to the September 2020 Plan was  $512.

June 2016 Plan

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart, Indiana facility and transitioning it into a research and development center supporting our global operations (the "June 2016 Plan"). Additional organizational changes were also implemented in various other locations. In 2017, we revised the June 2016 Plan to include an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, Illinois and our plant in Bolingbrook, Illinois, both of which have now been consolidated into a single facility. These restructuring actions were completed as of March 31, 2021.

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

Other Restructuring Activities

From time to time we undertake other restructuring activities that are not part of a formal plan. Charges associated with these restructuring activities primarily relate to workforce reduction costs. During the three and nine months ended September 30, 2021, we incurred restructuring charges of $319 and $582, respectively. During the three and nine months ended September 30, 2020, we incurred restructuring charges of $33 and $440, respectively. The total restructuring liability associated with these actions was $263 at September 30, 2021 and $9 at December 31, 2020.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the nine months ended September 30, 2021:

Restructuring liability at January 1, 2021	$1,363
Restructuring charges	551
Cost paid	(1,466)
Other activity(1)	(185)
Restructuring liability at September 30, 2021	$263

(1)	Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	September 30,	December 31,
	2021	2020
Accrued product related costs	$3,430	$4,470
Accrued income taxes	6,213	7,320
Accrued property and other taxes	1,892	2,478
Accrued professional fees	1,594	1,663
Accrued customer related liabilities	4,459	3,815
Dividends payable	1,292	1,291
Remediation reserves	9,994	10,642
Derivative liabilities	684	671
Other accrued liabilities	6,115	5,821
Total accrued expenses and other liabilities	$35,673	$38,171

NOTE 11 – Commitments and Contingencies

Certain processes in the manufacture of our current and past products create by-products classified as hazardous waste. We have been notified by the U.S. Environmental Protection Agency, state environmental agencies and, in some cases, groups of potentially responsible parties, that we may be potentially liable for environmental contamination at several sites currently and formerly owned or operated by us. Two of those sites, Asheville, North Carolina and Mountain View, California, are designated National Priorities List sites under the U.S. Environmental Protection Agency’s Superfund program. We accrue a liability for probable remediation activities, claims and proceedings against us with respect to environmental matters if the amount can be reasonably estimated, and provide disclosures including the nature of a loss whenever it is probable or reasonably possible that a potentially material loss may have occurred but cannot be estimated. We record contingent loss accruals on an undiscounted basis.

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	September 30,	December 31,
	2021	2020
Balance at beginning of period	$10,642	$11,444
Remediation expense	848	2,769
Net remediation payments	(1,508)	(3,639)
Other activity(1)	12	68
Balance at end of the period	$9,994	$10,642

(1)	Other activity includes currency translation adjustments not recorded through remediation expense.

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

NOTE 12 - Debt

Long-term debt was comprised of the following:

	As of
	September 30,	December 31,
	2021	2020
Total credit facility	$300,000	$300,000
Balance outstanding	50,000	54,600
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$248,260	$243,660
Weighted-average interest rate	1.18%	1.92%
Commitment fee percentage per annum	0.20%	0.23%

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

The Credit Agreement requires, among other things, that we comply with a maximum total leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the revolving credit facility. We were compliant with all debt covenants at September 30, 2021. The Credit Agreement requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, it contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments. Interest rates on the credit facility fluctuate based upon LIBOR and the Company’s quarterly total leverage ratio.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense for the three and nine months ended September 30, 2021 and 2020 was approximately $42 and $42 and $126 and $126, respectively. These costs are included in interest expense in our Condensed Consolidated Statements of (Loss) Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of (Loss) Earnings for the three and nine months ended September 30, 2021.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2021, we had a net unrealized gain of $388 in accumulated other comprehensive (loss) income, of which $385 is expected to be reclassified to earnings within the next 12 months. At September 30, 2020, we had a net unrealized loss of $458 in accumulated other comprehensive (loss) income. The notional amount of foreign currency forward contracts outstanding was $6,282 at September 30, 2021.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. As of September 30, 2021, we have agreements to fix interest rates on $50,000 of long-term debt through February 2024. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing losses that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $527.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2021, are shown in the following table:

	As of
	September 30,	December 31,
	2021	2020
Interest rate swaps reported in accrued expenses and other liabilities	$(684)	$(671)
Interest rate swaps reported in other long-term obligations	$(726)	$(1,546)
Foreign currency hedges reported in other current assets	$474	$1,125

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20, Balance Sheet, Offsetting. On a gross basis, there were foreign currency derivative assets of $474 and foreign currency derivative liabilities of $0 at September 30, 2021.

The effect of derivative instruments on the Condensed Consolidated Statements of (Loss) Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$—	$(78)	$—	$(5)
Cost of goods sold	442	(407)	992	(678)
Selling, general and administrative expense	—	—	—	(5)
Total gain (loss) reclassified from AOCI to earnings	442	(485)	992	(688)
Gain recognized in other expense for hedge ineffectiveness	—	—	—	3
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$442	$(485)	$992	$(685)

Interest Rate Swaps:
(Expense) recorded in Interest expense	$(191)	$(171)	$(554)	$(242)
Total gains (losses) on derivatives	$251	$(656)	$438	$(927)

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three and nine months ended September 30, 2021 were $(1,011) and $(1,412), respectively, and transaction gains for the three and nine months ended September 30, 2020 were $2,326 and $1,947, respectively, which have been included in other (expense) income in the Condensed Consolidated Statements of (Loss) Earnings.

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2021 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2021	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(529)	$(128)	$(251)	$(908)
Income tax benefit (expense)	123	29	58	210
Net	(406)	(99)	(193)	(698)
Changes in unrealized pension cost:
Gross	(104,052)	(5,450)	106,622	(2,880)
Income tax benefit (expense)	29,411	1,254	(29,896)	769
Net	(74,641)	(4,196)	76,726	(2,111)
Cumulative translation adjustment:
Gross	(2,023)	(10)	—	(2,033)
Total accumulated other comprehensive (loss) income	$(77,070)	$(4,305)	$76,533	$(4,842)

The components of accumulated other comprehensive (loss) income for the three months ended September 30, 2020, are as follows:

			Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2020	in OCI	to Earnings	2020
Changes in fair market value of derivatives:
Gross	$(4,239)	$525	$656	$(3,058)
Income tax benefit (expense)	978	(122)	(150)	706
Net	(3,261)	403	506	(2,352)
Changes in unrealized pension cost:
Gross	(120,906)	—	1,606	(119,300)
Income tax benefit (expense)	33,278	—	(367)	32,911
Net	(87,628)	—	1,239	(86,389)
Cumulative translation adjustment:
Gross	(2,266)	99	—	(2,167)
Total accumulated other comprehensive (loss) income	$(93,155)	$502	$1,745	$(90,908)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2021, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2020	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(1,038)	$568	(438)	$(908)
Income tax benefit (expense)	240	(131)	101	210
Net	(798)	437	(337)	(698)
Changes in unrealized pension cost:
Gross	(128,004)	(4,951)	130,075	(2,880)
Income tax benefit (expense)	34,917	1,139	(35,287)	769
Net	(93,087)	(3,812)	94,788	(2,111)
Cumulative translation adjustment:
Gross	(2,036)	3	—	(2,033)
Total accumulated other comprehensive (loss) income	$(95,921)	$(3,372)	$94,451	$(4,842)

The components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2020, are as follows:

			Loss
	As of	Gain	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2019	in OCI	to Earnings	2020
Changes in fair market value of derivatives:
Gross	$659	$(4,647)	$930	$(3,058)
Income tax benefit (expense)	(150)	1,059	(203)	706
Net	509	(3,588)	727	(2,352)
Changes in unrealized pension cost:
Gross	(124,140)	—	4,840	(119,300)
Income tax benefit (expense)	34,018	—	(1,107)	32,911
Net	(90,122)	—	3,733	(86,389)
Cumulative translation adjustment:
Gross	(2,211)	44	—	(2,167)
Income tax benefit (expense)	98	(98)	—	0
Net	(2,113)	(54)	—	(2,167)
Total accumulated other comprehensive (loss) income	$(91,726)	$(3,642)	$4,460	$(90,908)

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2021	2020
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,235,807	57,076,410
Shares outstanding	32,288,149	32,276,787
Treasury stock
Shares held	24,947,658	24,799,623

On May 13, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaces the repurchase program approved by the Board of Directors on February 7, 2019.  During the nine months ended September 30, 2021, 148,035 shares of common stock were repurchased for $4,939. During the nine months ended September 30, 2020, 342,731 shares of common stock were repurchased for $8,080. Approximately $45,061 is available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Nine months ended
	September 30,	September 30,
	2021	2020
Balance at the beginning of the year	32,276,787	32,472,406
Repurchases	(148,035)	(342,731)
Restricted share issuances	159,397	138,276
Balance at the end of the period	32,288,149	32,267,951

Certain potentially dilutive restricted stock units are excluded from diluted (loss) earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the nine months ended September 30, 2021 and 2020 were 1,029 and 68,198, respectively. There were 462 anti-dilutive awards outstanding for the three months ended September 30, 2021 and no anti-dilutive awards outstanding the three months ended September 30, 2020.

NOTE 16 - Stock-Based Compensation

At September 30, 2021, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

These plans allow for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance units, and other stock awards subject to the terms of the specific plans under which the awards are granted.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of (Loss) Earnings related to stock-based compensation plans:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Service-based RSUs	$588	$580	$2,013	$1,939
Performance-based RSUs	383	472	1,942	123
Cash-settled RSUs	16	67	151	102
Total	$987	$1,119	$4,106	$2,164
Income tax benefit	227	257	945	497
Net expense	$760	$862	$3,161	$1,667

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	September 30, 2021	Period (years)
Service-based RSUs	$1,818	1.38
Performance-based RSUs	2,988	1.80
Total	$4,806	1.64

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2021:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential RSU and cash settled awards outstanding	611,278	35,100	45,200	14,545	4,722
Maximum potential awards outstanding	611,278	35,100	45,200	14,545	4,722
RSUs and cash settled awards vested and released	117,633	—	—	—	—
Awards available for grant	1,771,089	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the nine months ended September 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	367,428	$21.28
Granted	68,065	32.93
Vested and released	(151,946)	20.91
Forfeited	(15,506)	29.17
Outstanding at September 30, 2021	268,041	$24.00
Releasable at September 30, 2021	116,933	$15.86

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the nine months ended September 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	225,559	$28.97
Granted	83,237	34.44
Attained by performance	18,107	28.33
Released	(53,137)	28.33
Forfeited	(43,099)	27.71
Outstanding at September 30, 2021	230,667	$31.28
Releasable at September 30, 2021	196,748	$32.62

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2021 and December 31, 2020 we had 32,085 and 30,009 cash-settled RSUs outstanding, respectively. At September 30, 2021 and December 31, 2020, liabilities of $276 and $396, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial liabilities that were measured at fair value on a recurring basis at September 30, 2021:

		Quoted
		Prices
	(Liability) Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	September 30,	Instruments	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(1,410)	$—	$(1,410)	$—
Foreign currency hedges	$474	$—	$474	$—
Contingent consideration	$(1,350)	$—	$—	$(1,350)

The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2020:

		Quoted
		Prices
	(Liability) Asset	in Active	Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(2,217)	$—	$(2,217)	$—
Foreign currency hedges	$1,125	$—	$1,125	$—
Contingent consideration	$(2,000)	$—	$—	$(2,000)

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

A roll-forward of the contingent consideration is as follows:

Contingent
Consideration
Balance at December 31, 2020	$2,000
Settled in cash	(500)
Reclassified to payable in accrued expenses and other liabilities	(150)
Balance at September 30, 2021	$1,350
Less current portion in accrued expenses and other liabilities	(1,200)
Total long-term portion in other long-term obligations	$150

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

NOTE 18 — Income Taxes

The effective tax rates for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Effective tax rate	28.9%	22.2%	32.5%	24.4%

Our effective income tax rate was 28.9% and 22.2% in the third quarters of 2021 and 2020, respectively. This increase is primarily attributed to a one-time settlement expense related to the final annuity purchase made for the CTS Corporation U.S. pension plan. The third quarter 2021 tax rate was higher than the U.S. statutory federal tax rate for the same reason noted above. The third quarter 2020 tax rate was higher than the U.S. statutory federal tax rate due to foreign withholding taxes, state taxes, and foreign earnings that are taxed at higher rates.

Our effective income tax rate was 32.5% and 24.4% in the nine months ended September 30, 2021 and 2020, respectively. This increase is primarily attributed to the settlement expenses related to lump sum payments made for the CTS Corporation U.S. Pension Plan termination process in the second and third quarters of 2021. The tax rate in the first nine months of 2021 was higher than the U.S. statutory federal tax rate for the same reason noted above. The tax rate in the first nine months of 2020 was higher than the U.S. statutory federal tax rate primarily due to the establishment of valuation allowances on certain U.S. tax credits and the Company’s decision to no longer reinvest the earnings of its Taiwan subsidiary.

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

COVID-19 Impact and Supply Chain Uncertainties

The COVID-19 pandemic and subsequent supply chain uncertainties have had a significant negative impact on the global economy in 2020 and 2021. This has disrupted the financial markets, negatively impacted the global supply chain and increased the cost of materials and operations, particularly within the global automotive industry. Key semiconductor chip and other critical part shortages continue to force original equipment manufacturers (“OEMs”) to shut down production, often on short notice. With customers changing orders on short notice, we run the risk of carrying excess inventory in these situations. These developments are outside of our control, remain highly uncertain, and cannot be predicted. We continue to actively monitor the ongoing impacts of the COVID-19 pandemic and supply chain issues and will seek to mitigate and minimize their impact on our business. We anticipate these challenges to continue to impact our results in 2021 and into 2022 and we remain cautious about the financial impact of these potential disruptions on our business.

Results of Operations: Third Quarter 2021 versus Third Quarter 2020

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of (Loss) Earnings for the quarters ended September 30, 2021, and September 30, 2020:

	Three Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales –	Net Sales –
	2021	2020	Change	2021	2020
Net sales	$122,382	$113,777	7.6%	100.0%	100.0%
Cost of goods sold	76,720	76,871	(0.2)	62.7	67.6
Gross margin	45,662	36,906	23.7	37.3	32.4
Selling, general and administrative expenses	19,922	16,883	18.0	16.3	14.8
Research and development expenses	6,454	5,723	12.8	5.3	5.0
Restructuring charges	319	1,041	(69.4)	0.3	0.9
Total operating expenses	26,695	23,647	12.9	21.9	20.7
Operating earnings	18,967	13,259	43.1	15.5	11.7
Total other (expense) income, net	(108,786)	977	(11,234.7)	(88.9)	0.9
(Loss) earnings before income taxes	(89,819)	14,236	(730.9)	(73.4)	12.5
Income tax (benefit) expense	(25,923)	3,163	(919.6)	(21.2)	2.8
Net (loss) earnings	$(63,896)	$11,073	(677.0)%	(52.2)%	9.7%
(Loss) earnings per share:
Diluted net (loss) earnings per share	$(1.97)	$0.34

Net sales were $122,382 in the third quarter of 2021, an increase of $8,605 or 7.6% from the third quarter of 2020. Net sales growth was driven by the overall improvement in the economy.

Net sales to transportation markets decreased $2,936 or 4.5%. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations, primarily in the transportation end market. Net sales to other markets increased $11,541 or 23.8%. The Sensor Scientific, Inc. (“SSI”) acquisition, which was completed in December 2020, added $1,780 in net sales for the quarter. Changes in foreign exchange rates increased net sales by $1,279 year-over-year due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.

Gross margin as a percent of net sales was 37.3% in the third quarter of 2021 compared to 32.4% in the third quarter of 2020. The increase in gross margin was driven primarily by sales volume and mix. The third quarter of 2020 was impacted by the COVID-19 pandemic.

Selling, general and administrative ("SG&A") expenses were $19,922 or 16.3% of net sales in the third quarter of 2021 versus $16,883 or 14.8% of net sales in the third quarter of 2020. The 2020 SG&A expenses included savings from cost reduction measures we had implemented while 2021 saw those measures fully restored as well as higher costs from incentive compensation.

Research and development (“R&D”) expenses were $6,454 or 5.3% of net sales in the third quarter of 2021 compared to $5,723 or 5.0% of net sales in the comparable quarter of 2020. The increase in overall R&D expenses is primarily due to changes in timing and mix of certain projects as well as cost actions implemented in Q2 2020.

Restructuring charges were $319 or 0.3% of net sales in the third quarter of 2021 compared to $1,041 or 0.9% of net sales in the third quarter of 2020. Expenses were higher in the prior year due to the initiation of a restructuring plan in the third quarter of 2020.

Operating earnings were $18,967 or 15.5% of net sales in the third quarter of 2021 compared to operating earnings of $13,259 or 11.7% of net sales in the third quarter of 2020 driven by sales volume and mix.

Other expense and income items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2021	2020
Interest expense	$(514)	$(857)
Interest income	230	217
Other (expense) income, net	(108,502)	1,617
Total other (expense) income, net	$(108,786)	$977

Other (expense) income, net in the third quarter of 2021 was primarily driven by increased pension expense including $106,206 in settlement charge from our U.S. pension plan termination process.

	Three Months Ended
	September 30,	September 30,
	2021	2020
Effective tax rate	28.9%	22.2%

Our effective income tax rate was 28.9% and 22.2% in the third quarters of 2021 and 2020, respectively. This increase is primarily attributable to the impact of the U.S. pension plan settlement charge taken in the third quarter of 2021.

Results of Operations: Nine Months ended September 30, 2021 versus Nine Months Ended September 30, 2020

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of (Loss) Earnings for the nine months ended September 30, 2021, and September 30, 2020:

	Nine Months Ended			Percent of	Percent of
	September 30,	September 30,	Percent	Net Sales –	Net Sales –
	2021	2020	Change	2021	2020
Net sales	$380,394	$301,049	26.4%	100.0%	100.0%
Cost of goods sold	244,446	204,677	19.4	64.3	68.0
Gross margin	135,948	96,372	41.1	35.7	32.0
Selling, general and administrative expenses	59,184	48,310	22.5	15.6	16.0
Research and development expenses	18,170	18,653	(2.6)	4.8	6.2
Restructuring charges	551	1,416	(61.1)	0.1	0.5
Total operating expenses	77,905	68,379	13.9	20.5	22.7
Operating earnings	58,043	27,993	107.3	15.3	9.3
Total other expense, net	(133,674)	(1,874)	7033.1	(35.1)	(0.6)
(Loss) earnings before income taxes	(75,631)	26,119	(389.6)	(19.8)	8.7
Income tax (benefit) expense	(24,600)	6,381	(485.5)	(6.5)	2.1
Net (loss) earnings	$(51,031)	$19,738	(358.5)%	(13.4)%	6.6%
(Loss) earnings per share:
Diluted net (loss) earnings per share	$(1.58)	$0.61

Net sales were $380,394 in the nine months ended September 30, 2021, an increase of $79,345 or 26.4% from the nine months ended September 30, 2020. Net sales growth was driven by the overall improvement in the economy.

Net sales to transportation markets increased $44,812 or 27.2%. Net sales to other markets increased $34,533 or 25.4%. The SSI acquisition, which was completed in December 2020, added $5,226 in net sales for the nine months ended September 30, 2021. Changes in foreign exchange rates increased net sales by $6,456 year-over-year due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.

Gross margin as a percent of net sales was 35.7% for the nine months ended September 30, 2021 compared to 32.0% for the nine months ended September 30, 2020. The increase in gross margin was driven primarily by sales volume and mix. The first nine months of 2020 were also impacted significantly by the COVID-19 pandemic, particularly in the second quarter of 2020. We continue to experience significant inflation in material and freight costs as well as interruptions in the supply chain particularly due to the global semiconductor chip and resin shortages impacting the operations of our business. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations.

SG&A expenses were $59,184 or 15.6% of net sales for the nine months ended September 30, 2021 versus $48,310 or 16.0% of net sales for the nine months ended September 30, 2020. The 2020 year to date SG&A expenses include savings from cost reduction measures we had implemented while 2021 saw those measures fully restored as well as higher costs from incentive compensation.

R&D expenses were $18,170 or 4.8% of net sales for the nine months ended September 30, 2021 compared to $18,653 or 6.2% of net sales in the comparable period of 2020. The decrease in overall R&D expenses is primarily due to changes in timing and mix of certain projects.

Restructuring charges were $551 or 0.1% of net sales for the nine months ended September 30, 2021 compared to $1,416 or 0.5% of net sales for the nine months ended September 30, 2020. Expenses were higher in the prior year due to the initiation of a restructuring plan in the third quarter of 2020.

Operating earnings were $58,043 or 15.3% of net sales for the nine months ended September 30, 2021 compared to operating earnings of $27,993 or 9.3% of net sales for the nine months ended September 30, 2020. The change in operating earnings were driven by the items discussed above.

Other expense and income items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Interest expense	$(1,577)	$(2,617)
Interest income	689	852
Other expense, net	(132,786)	(109)
Total other expense, net	$(133,674)	$(1,874)

Other expense, net in the first nine months of 2021 was primarily driven by increased pension expense including $126,269 in settlement charges from our U.S. pension plan termination process in the second and third quarters of 2021.

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Effective tax rate	32.5%	24.4%

Our effective income tax rate was 32.5% and 24.4% in the nine months ended September 30, 2021 and 2020, respectively. This increase is primarily attributable to the change in the mix of earnings by jurisdiction as well as $126,269 in settlement charges from our U.S. pension plan termination process in the second and third quarters of 2021.

Liquidity and Capital Resources

Cash and cash equivalents were $128,527 at September 30, 2021, and $91,773 at December 31, 2020, of which $123,430 and $90,051, respectively, were held outside the United States. The increase in cash and cash equivalents of $36,754 was primarily driven by cash generated from operating activities of $60,117, which was partially offset by net payments on long-term debt of $4,600, capital expenditures of $8,140, dividends paid of $3,882, taxes paid on behalf of equity award participants of $1,490, payments of contingent consideration of $500, and payments for acquisitions of $255. Total long-term debt was $50,000 as of September 30, 2021 and $54,600 as of December 31, 2020. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 9.9% at September 30, 2021, compared to 11.4% at December 31, 2020.

Working capital increased by $44,078 during the nine months ended September 30, 2021, primarily due to the increase in cash and cash equivalents from strong operating cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities was $60,117 during the nine months ended September 30, 2021. Components of net cash provided by operating activities included net loss of ($51,031), depreciation and amortization expense of $20,231, non-cash pension and other post-retirement plan expenses of $131,290, and other net non-cash items of ($30,068), and a net cash outflow from changes in assets and liabilities of $10,305.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $8,395, driven primarily by capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $15,411. The net cash outflow was the result of a decrease in borrowings of long-term debt of $4,600, dividends paid of $3,882, taxes paid on behalf of equity award participants in the amount of $1,490, repurchase of treasury stock of $4,939, and payments of contingent consideration of $500.

Capital Resources

Long‑term debt is comprised of the following:

	As of
	September 30,	December 31,
	2021	2020
Total credit facility	$300,000	$300,000
Balance outstanding	50,000	54,600
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$248,260	$243,660
Weighted-average interest rate	1.18%	1.92%
Commitment fee percentage per annum	0.20%	0.23%

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

Revenue Recognition

Product revenue is recognized when the transfer of promised goods to a customer occurs in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods. We follow the five-step model to determine when this transfer has occurred: 1) identify the contract(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

We reserve for estimated credit losses based on historical experience, specific customer collection issues, current conditions and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual terms of our receivables and other financial assets. Over the last three years, accounts receivable reserves have been approximately 0.1% to 1.8% of total accounts receivable. We believe our reserve level is appropriate considering the quality of the portfolio. While credit losses have historically been within expectations of the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience or our current forecasts.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on historical usage, forecasts of product demand and related production requirements.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.2% to 16.0% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

As required under U.S. GAAP, the Company recognizes a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost.  The amount of settlement gain or loss recognized is the pro rata amount of the existing unrealized gain or loss immediately prior to the settlement.  In general, both the projected benefit obligation and fair value of plan assets are required to be remeasured in order to determine the settlement gain or loss.

Upon the partial settlement of the pension liability due to the lump sum offering in the second quarter of 2021, the Company recognized a non-cash and non-operating settlement charge of $20,063 related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's Condensed Consolidated Statements of (Loss) Earnings.

On July 29, 2021, the Plan purchased a group annuity contract that transferred our benefit obligations for approximately 2,700 CTS participants and beneficiaries in the United States (“Transferred Participants”). As part of the purchase of the group annuity contract, Plan benefit obligations and related annuity administration services for Transferred Participants were irrevocably assumed and guaranteed by the insurance company effective as of August 3, 2021.  There will be no change to pension benefits for Transferred Participants. The purchase of the group annuity contract was fully funded directly by Plan assets.

As a result of the final settlement of the pension liability with the purchase of annuities, we reclassified the remaining related unrecognized pension losses of $106,206 that were previously recorded in accumulated other comprehensive loss to the Condensed Consolidated Statements of (Loss) Earnings.

The Plan assets of $50,638 as of September 30, 2021, will remain in the Plan until final administrative tasks are completed. This process is expected to be completed in the first quarter of 2022, whereby the Plan assets will liquidate and revert to CTS. At that time the funds will be subject to income and excise taxes. We continue to evaluate potential plans to optimize tax implications as well as the use of the surplus cash.

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

If we believe that one or more indicators of impairment have occurred, we perform a recoverability test by comparing the carrying amount of an asset or asset group to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. No indicators of impairment were identified during the quarter ended September 30, 2021.

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

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Cummins Inc.	14.3%	11.8%	14.8%	12.8%
Toyota Motor Corporation	10.0%	14.4%	12.3%	12.7%

Forward‑Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management's expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: the ultimate impact of the COVID-19 pandemic on our business, results of operations or financial condition, including, without limitation, supply chain disruptions; changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition our business; rapid technological change; general market conditions in the transportation, telecommunications, and information technology industries, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect our intellectual property; pricing pressures and demand for our products; and risks associated with our international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of our Annual Report on Form 10-K. We undertake no obligation to publicly update our forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet By
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
July 1, 2021 through July 31, 2021	37,400	$34.23	37,400	$48,720
August 1, 2021 through August 31, 2021	34,669	$34.81	34,669	$47,513
September 1, 2021 through September 30, 2021	75,966	$32.28	75,966	$45,061
Total	148,035	$33.36	148,035

Item 6. Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Earnings for the three and nine months ended September 30, 2021 and 2020; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: October 27, 2021	Dated: October 27, 2021