Form 10-K
period 2021-12-31
CTS CORP
filed 2022-02-25
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes      ☐ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes   ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 30, 2021, was approximately $1,185,691,656. There were 32,152,367 shares of common stock, without par value, outstanding on February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 12, 2022 are incorporated by reference in Part III.

CTS CORPORATION 2

Safe Harbor

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management's expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause CTS’ actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: the ultimate impact of the COVID-19 pandemic on CTS’ business, results of operations or financial condition; changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; and risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of this Annual Report on Form 10-K and other filings made with SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

CTS CORPORATION 3

PART I

Item 1.  Business

CTS Corporation ("CTS", "we", "our", "us" or the "Company") is a global manufacturer of sensors, connectivity components, and actuators. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. Our principal executive offices are located in Lisle, Illinois.

We design, manufacture, and sell a broad line of sensors, connectivity components, and actuators primarily to original equipment manufacturers ("OEMs") and tier one suppliers for the aerospace and defense, industrial, medical, and transportation markets. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products, technologies, and talent within these categories.

We operate manufacturing facilities in North America, Asia, and Europe. Sales and marketing are accomplished through our sales engineers, independent manufacturers' representatives, and distributors.

See the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding the Company.

PRODUCTS BY MAJOR MARKETS

Our products perform specific electronic functions for a given product family and are intended for use in customer assemblies. Our major products consist principally of sensors and actuators used in passenger or commercial vehicles, connectivity components used in telecommunications infrastructure, information technology and other high-speed applications, switches, temperature sensors, and potentiometers supplied to multiple markets, and fabricated piezoelectric materials and substrates used primarily in the medical, industrial, and aerospace and defense markets.

The following table identifies major products by industry. Products are sold to several industry OEMs, tier one suppliers, and distributors.

Product Description	Transportation	Industrial	Medical	Aerospace and Defense
SENSE	•	•	•	•
(Controls, Pedals, Piezo Sensing Products, Sensors, Switches, Transducers)
CONNECT		•	•	•
(EMI/RFI Filters, Capacitors, Frequency Control, Resistors, RF filters)
MOVE	•	•
(Piezo Microactuators, Rotary Actuators)

The following table provides a breakdown of net sales by industry as a percent of consolidated net sales:

	2021	2020	2019
Industry
Transportation	55%	57%	64%
Industrial	27%	25%	20%
Medical	9%	9%	9%
Aerospace and Defense	9%	9%	7%
% of consolidated net sales	100%	100%	100%

In the above table, Telecommunications & IT are included in the Industrial end-market for all periods presented.

MARKETING AND DISTRIBUTION

Sales and marketing to customers is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Czech Republic, Denmark, Germany, Japan, Singapore, Taiwan, and the United States. Approximately 92% of 2021 net sales were attributable to our sales engineers.

CTS CORPORATION 4

Our sales engineers generally service our largest customers with application-specific products. A vast majority of our products are engineered solutions. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

In 2021, independent distributors accounted for approximately 6% of net sales. We use distributors for a small portion of our product portfolio that are standard and require less design support, to service smaller customers, and to provide supply chain fulfillment for certain customers. Our key distribution partners include large global and regional distributors such as Avnet, Inc., Digi-Key Electronics, Master Electronics, Future Electronics, and TTI, Inc. In addition, we also utilize the services of independent manufacturers' representatives for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from us. During 2021, approximately 2% of net sales were attributable to independent manufacturers' representatives.

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

Because of the COVID-19 pandemic, we have experienced supply chain disruptions as well as supply inflationary pressures in fiscal 2021. In particular, semiconductor and resin shortages have impacted our OEM customers’ ability to finish assembly of vehicles, which in turn have adversely impacted our results of operations and cash flows. These pressures are expected to continue in fiscal 2022.

PATENTS, TRADEMARKS, AND LICENSES

We maintain a program of obtaining and protecting U.S. and non-U.S. patents relating to products that we have designed and manufactured, as well as processes and equipment used in our manufacturing technology. We were issued 7 new U.S. patents and 19 non-U.S. patents in 2021 and currently hold 134 U.S. patents and 126 non-U.S. patents. We have 10 registered U.S. trademarks, 24 registered foreign trademarks and 4 international trademark registrations. We have licensed the right to use several of our patents. In 2021, license and royalty income was less than 1% of net sales.

MAJOR CUSTOMERS

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2021	2020	2019
Cummins Inc.	15.0%	13.1%	16.1%
Toyota Motor Corporation	12.4%	13.4%	11.6%

We sell parts to these two transportation customers for certain vehicle platforms under purchase agreements that have program lifetime volume estimates and are subject to purchase orders issued from time to time.

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our end market exposure.

CTS CORPORATION 5

Changes in the level of our customers' orders have, in the past, had a significant impact on our operating results. If a major customer reduces the amount of business it transacts with us, or substantially changes the terms of that business, there could be an adverse impact on our operating results.

ORDER BACKLOG

Order backlog is comprised of firm open purchase orders we have received from our customers and generally represents one to two months of sales for certain products. Our business is a mix of purchase order-based business, shorter-term contracts, and multi-year awards, such as with customers who serve the automotive end market. As such, order backlog does not provide a meaningful indication of future sales.

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

NON-U.S. REVENUES AND OPERATIONS

Our net sales to customers originating from our non-U.S. operations as a percentage of total net sales were as follows:

	Years Ended December 31,
	2021	2020	2019
Net sales from non-U.S. operations	42.0%	43.0%	40.3%

We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations, and expropriation. Our non-U.S. manufacturing facilities are located in China, Czech Republic, Denmark, Mexico, Philippines, and Taiwan. Additional information regarding the Company’s sales by geographic area and long-lived tangible assets in different geographic areas is included in Note 20 - Geographic Data of this Annual Report on Form 10-K.

CTS CORPORATION 6

HUMAN CAPITAL MANAGEMENT AND OUR CULTURE

We employed 3,820 people as of December 31, 2021, with 86% of these employees located outside the U.S. We employed 3,786 people as of December 31, 2020, with 87% of these employees located outside the U.S.

We are committed to building a diverse, inclusive and engaged workforce across our organization.  We have a global business, and our employees reflect the diversity of our geographic footprint.  We promote and maintain a culture of respect and appreciation of differences in our employees.  Our management teams and all of our employees are expected to exhibit the principles of fairness, honesty and integrity in the actions we undertake. Our employees must adhere to a Code of Ethics that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination or unethical actions. A copy of our Code of Ethics is available for review on our Company’s website ctscorp.com.

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

The safety and well-being of our employees is a priority and vital to our success. Our health and safety activities are overseen by our corporate environmental, health and safety function and are managed by employees in our locations, who coordinate on-site safety programs, resources, reporting and training in our locations. Our employees are regularly trained on safety-related topics and we monitor and measure the effectiveness of our programs at all of our locations.

Throughout the ongoing COVID-19 pandemic we have taken action to protect our employees’ safety and health, including equipping employees with personal protective equipment, establishing minimum staffing and social distancing policies,  sanitizing workspaces more frequently, adopting alternate work schedules including remote work arrangements, and instituting other measures aimed at minimizing the transmission of COVID-19 while sustaining production and related services. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in many aspects of our business, including customer facing activities.

We recognize that we have a responsibility to be a positive influence in the communities in which we do business around the world.  In the past most of our community involvement and charitable programs has been organized by our locations, which has helped to ensure that our efforts are working in support of the local communities in which our employees live and work.  However, in 2021, we further enhanced our commitment to community outreach and support through the launch of CTS CARES – our global program designed to support our charitable giving and community involvement initiatives. The CTS CARES platform advanced this past quarter as our employees across the globe participated in several community activities and contributed to community projects.

EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers.    The following serve as executive officers of CTS as of December 31, 2021.

Name	Age	Positions and Offices
Kieran O'Sullivan	59	President, Chief Executive Officer and Chairman of the Board
Ashish Agrawal	51	Vice President and Chief Financial Officer
Scott D’Angelo	51	Vice President, General Counsel and Secretary

Kieran O’Sullivan – 59 – President, Chief Executive Officer and Chairman of the Board. Mr. O’Sullivan joined CTS on January 7, 2013. Before joining CTS, Mr. O’Sullivan served as Executive Vice President of Continental AG’s Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006. Mr. O’Sullivan is a member of the board of directors of LCI Industries, a supplier of engineered components for manufacturers of recreational vehicles, manufactured homes, marine applications, and for the related aftermarkets, serving as the chairperson of the risk committee, and as a member of the corporate governance, nominating and sustainability and audit committees.

Ashish Agrawal - 51 - Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer of CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Group AB, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer, Americas, beginning in 2007. Prior to that, Mr. Agrawal was with General Electric Co. in various positions beginning in December 1994.

CTS CORPORATION 7

Scott D’Angelo - 51 - Vice President, General Counsel and Secretary. Mr. D’Angelo joined CTS in February 2021 and was elected General Counsel and Secretary on February 11, 2021. Prior to joining the Company, Mr. D’Angelo was a member of the International Commercial and Trade Practice Group of Baker McKenzie, LLP from March 2019, and served as Vice President, Deputy General Counsel & Chief Compliance Officer of Fortune Brands Home & Security, Inc., a leading home and security products company, from May 2015 and, prior to that, served in several senior roles with McDonald’s Corporation.

Information with respect to the Company’s Directors and corporate governance policies and practices may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ADDITIONAL INFORMATION

We are incorporated in the State of Indiana. Our principal corporate office is located at 4925 Indiana Avenue Lisle, Illinois 60532.

Our internet address is www.ctscorp.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Other than the documents that we file with or furnish to the SEC that are incorporated by reference herein, the information contained on or accessible through our website is not part of this or any other report we file or furnish to the SEC.

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

Item 1A.  Risk Factors

The following are certain risk factors that could affect our business, financial condition and operating results. These risk factors should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-K or in any other reports filed or furnished by us, because these factors could cause our actual results and financial condition to differ materially from those projected in any such forward-looking statements. Before you invest in us, you should know that making such an investment involves risks, including the risks described below. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. The risks that are highlighted below are not the only ones that we face. If any of the following risks occur, our business, financial condition and operating results could be negatively affected.

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

CTS CORPORATION 8

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

Factors negatively affecting the industries we serve and the demand for their products could negatively affect our business, financial condition and operating results. Any adverse occurrence, including among others, industry slowdown, recession, public health crisis, political instability, costly or constraining regulations, increased tariffs, reduced government budgets and spending, armed hostilities, terrorism, excessive inflation, including the current high inflationary environment, prolonged disruptions in one or more of our customers' production schedules or labor disturbances, that results in a decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results. These industries may be unionized and some of our customers have experienced labor disruptions in the past. Furthermore, these industries can be highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. The insolvency of customers that we serve may result in the failure to receive payment in full for products sold in the past and an abrupt reduction in demand for certain products. Weakness in demand, the insolvency of customers that we serve or their suppliers, and constriction of credit markets may negatively and materially affect our facility utilization, cost structure, financial condition, and operating results.

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

Unanticipated raw material or electronic component shortages may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with affected customers and our reputation as a reliable supplier. We may be required to pay higher prices for raw materials or electronic components in short supply and order these raw materials or electronic components in greater quantities to compensate for variable delivery times. We may also be required to pay higher prices for raw materials or electronic components due to inflationary trends regardless of supply, including the current high inflationary environment. We are also dependent on our suppliers' ability to supply and deliver raw materials on a timely basis at negotiated prices. Any delay or inability to deliver raw materials by our suppliers may require that we attempt to mitigate such failure or fail to make deliveries to our customers on a timely basis. As a result, raw material or electronic component shortages, price increases, or failure to perform by our suppliers could adversely affect our operating results for a particular period due to the resulting revenue shortfall and/or increased costs.

CTS CORPORATION 9

In particular, the COVID-19 pandemic and subsequent supply chain uncertainties have had a significant negative impact on the global economy in 2020 and 2021, including negatively impacting the global supply chain and increasing the cost of materials and operations, particularly within the global automotive industry. Key semiconductor chip and other critical part shortages continue to force original equipment manufacturers (“OEMs”) to shut down production, often on short notice. With customers changing orders on short notice, we run the risk of carrying excess inventory in these situations. In addition, the supply chain shortages have negatively impacted, and could continue to negatively impact, our manufacturing costs and logistics costs and, in turn, our gross margins.

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

CTS CORPORATION 10

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

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors, supplier quality issues, or component failure. Product defects could result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects could result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. As we grow our business, the risk of exposure to product liability litigation increases. We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability; however, costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage. Accordingly, our results of operations, cash flow and financial position could be adversely affected.

We are subject to government regulations, including environmental, health, and safety laws and regulations, that expose us to potential financial liability.

Our operations are regulated by a number of federal, state, local and foreign government regulations, including those pertaining to environmental, health, and safety (“EHS”) that govern, among other things, air and water emissions, worker protection, and the handling, storage and disposal of hazardous materials. Compliance with EHS laws and regulations is a major consideration for us because we use hazardous materials in our manufacturing processes. If we violate EHS laws and regulations, we could be liable for substantial fines, penalties, and costs of mandated remedial actions and we could suffer reputational damages due to any such violations. Our environmental permits could also be revoked or modified, which could require us to cease or limit production at one or more of our facilities, thereby materially adversely affecting our business, financial condition and operating results. EHS laws and regulations have generally become more stringent over time and could continue to do so, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially affect our business, financial condition and operating results.

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

CTS CORPORATION 11

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

Future dividends on our common stock may be restricted or eliminated.

Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock is limited under the terms of our credit agreements. Under the most restrictive terms of our credit agreements, our ability to pay cash dividends on our common stock is limited, as described under “Risks Related to Indebtedness and Financing.” There can be no assurance that we will continue to pay dividends in the future.

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

The discontinuation of London Interbank Offered Rate (“LIBOR”) and the replacement of LIBOR with an alternative reference rate may negatively impact our liquidity, financial condition, and results of operations.

CTS CORPORATION 12

Borrowings under our amended and restated unsecured Revolving Credit Facility may bear interest, at our election, at a rate per annum that is based upon the Secured Overnight Financing Rate (“SOFR”). Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for LIBOR, it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, our Revolving Credit Facility includes a credit adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. The possible volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment could result in higher borrowing costs for us, which would adversely affect our liquidity, financial condition, and results of operations.

In addition, our Revolving Credit Facility provides the ability to borrow in alternative currencies to the us dollar. These borrowings would also be at alternative reference rates to LIBOR that, in some cases, are still being developed. In each case, the funds are subject to an applicable rate as well as an applicable credit adjustment. If funds are drawn under these currencies, it may also result in higher borrowing costs for us, which would adversely affect our liquidity, financial condition, and results of operations.

Risks Related to COVID-19 Pandemic and Other External Factors

Public health issues such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business or financial results.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has affected our offices and manufacturing facilities throughout the world, as well as the facilities of our suppliers, customers and their customers. The COVID-19 pandemic caused widespread disruptions to our Company during the first half of 2020, and to a lesser extent, those disruptions continued during the second half of 2020 and throughout all of 2021. As of December 31, 2021, we continue to experience some disruptions, and at a minimum, particularly given the surge of COVID-19 cases resulting from the Omicron variant, we expect those disruptions to continue into 2022 and potentially beyond. These disruptions have included and may continue to include government regulations that inhibit our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply-chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers. During 2021 and into 2022, there have been resurgences in COVID-19 cases in several regions around the world, particularly related to new variant strains, including Delta and Omicron. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the impact of the recent resurgence of the crisis due to the Omicron variant, as well as any additional future resurgences from known or new variants, future government regulations and actions in response to the crisis, the timing, availability, effectiveness and adoption rates of vaccines and treatments, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. Given these uncertainties, we expect the pandemic to continue to have an impact on our business, operations, financial condition, liquidity and results of operations in 2022 and potentially beyond. There can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations in the future.

In addition, the COVID-19 pandemic has and continues to increase the likelihood and potential severity of other risks (some discussed separately within this Item 1A. Risk Factors), including but not limited to, the following:

•

Our efforts to comply with any legally required vaccine mandates amongst some or all of our employees, could lead to increased labor attrition, along with potential difficulties in attracting and recruiting personnel, which could have a negative impact on our business and operations. In addition, employees in certain geographies could choose to take legal action against the Company if we institute vaccine mandates.

•

A scarcity of resources or other hardships caused by the COVID-19 pandemic may result in increased nationalism, protectionism and political tensions which may cause governments and/or other entities to take actions that may have a significant negative impact on the ability of the Company, its suppliers and its customers to conduct business.

•

Certain subsets of our employee population continue to work in a “hybrid” or remote work environment in an effort to mitigate the spread of COVID-19. This change may exacerbate certain risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

•

Travel restrictions to certain countries have limited our executive management’s ability to visit certain operations during the last two years and such restrictions could remain in place for all of 2022 and beyond.

•

Given the current inflationary wage environment and strong demand for skilled labor in many of the countries and regions in which we operate, the ability to identify and attract new talent, as well as retain existing talent, may prove to be difficult. In

CTS CORPORATION 13

particular, as a result of the COVID-19 pandemic, many workers around the world have re-assessed their career plans and priorities, which could lead to increased difficulty of the Company in retaining its experienced team members.

•

If there is a general market downturn and continued high degree of volatility in the financial markets, we may experience a material re-valuation and non-cash charge to our income statement relating to any of our critical accounting estimates, including, but not limited to, our inventory reserves or goodwill and long-lived assets.

Natural disasters and adverse weather conditions may adversely impact our capability to supply product to our customers.

Natural disasters, such as storms, flooding and associated power outages, and adverse weather conditions (including that caused by climate change) occurring at any of our locations or supplier locations may lead to disruption of our manufacturing operations and supply chain, adversely impacting our capability to supply product to our customers. In the event of a natural disaster or adverse weather conditions, it may not be possible for us to find an alternate manufacturing location for certain product lines, further impacting our capability to recover from such a disruption.

Climate related events and climate change legislation could adversely impact our business.

The effects of climate change and the ongoing efforts to mitigate its impact, including through climate change-related legislation and regulation, could have a material adverse effect on our business, financial condition, and results of operations.  The physical effects of climate change, including extreme weather and natural disasters (including those risks discussed under the heading “Natural disasters and adverse weather conditions may adversely impact our capability to supply products to our customers”) may disrupt our operations and those of our customers and suppliers.  In addition, changes to laws or regulations enacted to address the potential impacts of climate change could have a material adverse impact on our business, financial condition, and results of operations.  For example, continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit greenhouse gas emissions.  Any future increased regulation concerning greenhouse gas emissions and other climate-change related laws and regulations, may require equipment modifications, operational changes, taxes, or the purchase of emission credits to reduce the emission of greenhouse gases from our operations, which may result in us incurring substantial capital expenditures and compliance, operating, maintenance and remediation costs.  In addition, any such future regulatory changes could result in transition risks to our business, including but not limited to (i) the nature and timing of any requirement to lower greenhouse gas emissions and adopt more energy-efficient energy use, which could result in changes or disruptions to the way we operate our business, (ii) the risk of lower demand for our products related to customers who experience business declines or disruptions due to the impact of any requirement to lower greenhouse gas emissions, (iii) financial risks where compliance with such regulations requires unforeseen capital expenditures, (iv) legal risks associated with the implementation of any new technologies required to comply with such regulations, which could impede our ability to innovate new products, meet customer and market demand or compete on pricing and quality in the market, and/or (v) reputational risks associated with our customers’ and investors’ perceptions of our business. We are not able to predict how any future definitive agreements, pacts and/or regulations, if and when they are adopted and required, and the commitments necessary to comply with such requirements, will affect our business, financial condition, and results of operations.

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

We may face risks associated with violations of the Foreign Corrupt Practices Act and similar anti-bribery laws (collectively, "Anti-Bribery Laws"). Anti-Bribery Laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our Code of Ethics mandates compliance with these Anti-Bribery Laws. We operate in many parts of the world where strict compliance with Anti-Bribery Laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the detrimental actions by our employees or agents. If we are found to be liable for violations of Anti-Bribery Laws (either due to our own acts or

CTS CORPORATION 14

inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

We depend on our senior executive officers and other key personnel to run our business. We do not have long-term employment contracts with our key personnel. The loss of any of these officers or other key personnel could adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is at times intense, and has been particularly competitive during the COVID-19 pandemic, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research and development activities and deliver marketable products successfully.

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

CTS CORPORATION 15

Global privacy, data protection and data security laws are highly complex, evolving rapidly, and may increase our costs to comply.

To conduct our operations, we may need to move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security.  For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, the state of California’s California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, and more recently, the Standing Committee of the National People’s Congress of the People’s Republic of China’s Personal Information Protection Law (“PIPL”), which became effective on November 1, 2021, impose significant requirements and additional obligations for companies on how they collect, process and transfer personal data by enacting consumer privacy rights and imposing significant fines for non-compliance.  The potential for fines and other related costs in the event of a breach of or non-compliance with the GDPR, CCPA, PIPL or other existing or proposed data protection, data security and privacy laws and requirements may have an adverse effect on our financial results.

We are exposed to, and may be adversely affected by, potential security breaches or other disruptions to our information technology systems and data security.

We rely on our information technology systems and networks, including cloud-based systems, in connection with many of our business activities, some of which are managed directly by us, while others are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, suppliers, employees, and other sensitive matters.  We have both an increasing reliance on IT systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as expanded remote work policies.  If these technologies, systems, products or services are damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving denial of service attacks, unauthorized access, malicious software, or other intrusions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts of any such circumstances could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage; and legal claims or legal proceedings, including regulatory investigations, actions and fines; and damage to our reputation. There has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically. Moreover, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds.

These trends increase the likelihood of such events occurring as well as the costs associated with protecting against such attacks. It is possible for vulnerabilities in our IT systems to remain undetected for an extended period of time up to and including several years. We, and the service providers that we depend on to support our systems and business operations, are regularly the target of, and periodically respond to, cyberattacks, including phishing and denial-of-service attacks.  As a result, we  continuously monitor our systems to protect our technology infrastructure and data from misappropriation or corruption. In addition, we further attempt to mitigate these risks by employing a number of other measures, including employee training, a breach response plan, and maintenance of backup and protective systems. In addition, while we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. Notwithstanding those measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our financial results.

Item 1B.  Unresolved Staff Comments

None.

CTS CORPORATION 16

Item 2.  Properties

As of December 31, 2021, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased
Albuquerque, New Mexico	114,525	Leased
Boise, Idaho	15,000	Leased
Calamba, Philippines	14,800	Leased
Fairfield, New Jersey	9,100	Leased
Hopkinton, Massachusetts	32,000	Owned
Juarez, Mexico	114,600	Leased
Kaohsiung, Taiwan	75,900	Owned (1)
Kvistgaard, Denmark	30,680	Leased
Lisle, Illinois	31,000	Leased
Matamoros, Mexico	51,000	Owned
Tecate, Mexico	25,000	Leased
Tecate, Mexico	12,000	Owned
Nogales, Mexico	64,000	Leased
Nupaky, Czech Republic	55,919	Leased
Ostrava, Czech Republic	67,600	Leased
Tianjin, China	225,000	Owned (2)
Zhongshan, China	112,600	Leased
Total manufacturing	1,050,724
(1)	Ground lease through 2026; restrictions on use and transfer apply.
(2)	Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Non-Manufacturing Facilities	Square Footage	Owned/Leased	Description
Brownsville, Texas	N/A	Owned	Land
Brownsville, Texas	10,000	Leased	Warehouse
El Paso, Texas	22,400	Leased	Office and warehouse
Matamoros, Mexico	23,000	Leased	Warehouse and administrative offices
Tecate, Mexico	9,500	Owned	Warehouse
Elkhart, Indiana	319,000	Owned	Idle facility
Elkhart, Indiana	93,000	Owned	Administrative offices and research
Farmington Hills, Michigan	1,800	Leased	Sales office
Lisle, Illinois	74,925	Leased	Administrative offices and research
Nagoya, Japan	800	Leased	Sales office
Singapore	5,600	Leased	Sales office
Yokohama, Japan	1,400	Leased	Sales office
Total non-manufacturing	561,425

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

CTS CORPORATION 17

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 22, 2022, there were approximately 894 shareholders of record.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2021 – October 31, 2021	88,000	$31.63	88,000	$42,278
November 1, 2021 – November 30, 2021	2,942	$35.00	2,942	$42,175
December 1, 2021 – December 31, 2021	27,745	$34.61	27,745	$41,214
Total	118,687	$32.41	118,687

On May 13, 2021, the Board of Directors authorized a stock repurchase program with a maximum dollar limit of $50 million. This program authorizes us to make repurchases of our common stock from time to time on the open market, including pursuant to Rule 10b5-1 plans, but does not obligate us to make repurchases, and it has no expiration date. Approximately $41,214 is still available for future purchases under this program.

Shareholder Performance Graph

The following graph shows a five-year comparison of the cumulative total shareholder return on CTS common stock with the cumulative total returns of a general market index and a peer group index (Russell 2000 Index and Dow Jones Electrical Components & Equipment Industry Group). The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2016.

Comparison of 5 Year Cumulative Total Shareholder Return
$200
$180
$160
$140
$120
$100
2016
2017
2018
2019
2020
2021
NYSE:CTS
Russell 2000 Index
Dow Jones U.S. Electrical Components & Equipment Index

Item 6.  Reserved

CTS CORPORATION 18

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We manufacture sensors, actuators, and connectivity components in North America, Europe, and Asia. CTS provides engineered products to OEMs and tier one suppliers in the aerospace and defense, industrial, medical, and transportation markets.

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

COVID-19 Impact and Supply Chain Uncertainties

The COVID-19 pandemic and subsequent supply chain uncertainties have had a significant negative impact on the global economy in 2020 and 2021. This has disrupted the financial markets, negatively impacted the global supply chain and increased the cost of materials and operations, particularly within the global automotive industry. Key semiconductor chip and other critical part shortages continue to force OEMs to shut down production, often on short notice. With customers changing orders on short notice, we run the risk of carrying excess inventory in these situations. These developments are outside of our control, remain highly uncertain, and cannot be predicted. In addition, the supply chain shortages continue to put pressure on our manufacturing costs and equally our gross margins. We continue to actively monitor the ongoing impacts of the COVID-19 pandemic and supply chain issues and will seek to mitigate and minimize their impact on our business, when possible. We anticipate these challenges to continue to impact our results in 2022 and we remain cautious about the financial impact of these potential disruptions on our business.

Results of Operations: Year Ended December 31, 2021 versus Year Ended December 31, 2020

(Amounts in thousands, except percentages and per share amounts):

The following table highlights changes in significant components of the Consolidated Statements of (Loss) Earnings for the years ended December 31, 2021, and December 31, 2020:

	Years Ended December 31,			Percent of Net Sales
	2021	2020	Percent Change	2021	2020
Net sales	$512,925	$424,066	21.0%	100%	100%
Cost of goods sold	328,306	285,003	15.2	64.0	67.2
Gross margin	184,619	139,063	32.8	36.0	32.8
Selling, general and administrative expenses	82,597	67,787	21.8	16.1	16.0
Research and development expenses	23,856	24,317	(1.9)	4.7	5.7
Restructuring charges	1,687	1,830	(7.8)	0.3	0.4
Total operating expenses	108,140	93,934	15.1	21.1	22.2
Operating earnings	76,479	45,129	69.5	14.9	10.6
Total other (expense) income, net	(137,359)	350	(39,345.4)	(26.8)	0.1
(Loss) earnings before taxes	(60,880)	45,479	(233.9)	(11.9)	10.7
Income tax (benefit) expense	(19,014)	10,793	(276.2)	(3.7)	2.5
Net (loss) earnings	$(41,866)	$34,686	(220.7)%	(8.2)%	8.2%
Diluted (loss) earnings per share:
Diluted net (loss) earnings per share	$(1.30)	$1.06

CTS CORPORATION 19

Net sales were $512,925 for the year ended December 31, 2021, an increase of $88,859, or 21.0% from 2020. Net sales growth was driven by the overall improvement in the economy including our focus on end-customer diversification. Net sales to transportation markets increased $42,634 or 17.7%. Net sales to other markets increased $46,224, or 25.3%. The Sensor Scientific, Inc. acquisition, which was completed in December 2020, added sales of $7,112 in 2021. Changes in foreign exchange rates increased net sales by $6,938 year-over-year primarily due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.

Gross margin as a percent of sales was 36.0% in 2021 versus 32.8% in 2020. The increase in gross margin was driven primarily by sales volume and mix. We continue to experience significant inflation in material and freight costs as well as interruptions in the supply chain particularly due to the global semiconductor chip and resin shortages impacting the operations of our business. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations that we are continuing to mitigate.

Selling, general and administrative ("SG&A") expenses were $82,597, or 16.1% of sales for the year ended December 31, 2021, versus $67,787 or 16.0% of sales in 2020. Total SG&A expenses tracked higher with higher costs associated with increased net sales including primarily the restoration of cost saving measures, including incentive compensation in 2021.

Research and development (“R&D”) expenses were $23,856, or 4.7% of sales in 2021 compared to $24,317, or 5.7% of sales in 2020. The decrease in overall R&D expenses was primarily due to changes in timing and mix of certain projects.

Restructuring charges were $1,687, or 0.3% of net sales in 2021, compared to $1,830, or 0.4% of net sales in 2020. We continue to implement certain restructuring actions to improve our cost structure to remain competitive.

Other income and expense items are summarized in the following table:

	Years Ended December 31,
	2021	2020
Interest expense	$(2,111)	$(3,272)
Interest income	840	1,047
Other (expense) income	(136,088)	2,575
Total other (expense) income, net	$(137,359)	$350

Other expense, net in 2021 was primarily driven by increased pension expense including $126,269 in settlement charges from our U.S. pension plan termination process in the second and third quarters of 2021 as well as foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Czech Koruna and Mexican Peso.

	Years Ended December 31,
	2021	2020
Effective tax rate	31.2%	23.7%

The effective income tax rate in 2021 was 31.2% compared to 23.7% in the prior year. This increase is primarily attributable to the impact of the U.S. pension plan settlement charges taken in 2021.

Liquidity and Capital Resources

Cash and cash equivalents were $141,465 at December 31, 2021 and $91,773 at December 31, 2020, of which $124,635 and $90,051 respectively, were held outside the United States. The increase in cash and cash equivalents of $49,692 was primarily driven by cash generated from operating activities of $86,141 partially offset by $(20,712) and $(15,896) in financing and investing activities, respectively.

Total debt as of December 31, 2021 and December 31, 2020, was $50,000 and $54,600, respectively. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders’ equity, was 9.7% at December 31, 2021, compared to 11.4% at December 31, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities was $86,141 during the year ended December 31, 2021. Components of net cash provided by operating activities included net loss of $(41,866), depreciation and amortization expense of $26,930, non-cash pension and other post-retirement plan expenses of $132,650, and other net non-cash items totaling $(24,912), and a net cash outflow from changes in assets and liabilities of $(6,661).

CTS CORPORATION 20

Net cash provided by operating activities was $76,783 during the year ended December 31, 2020. Components of net cash provided by operating activities included net earnings of $34,686, depreciation and amortization expense of $26,670, stock-based compensation of $3,417, other net non-cash items totaling $930, and a net cash inflow from changes in assets and liabilities of $10,064.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $15,896, driven primarily by capital expenditures.

Net cash used in investing activities for the year ended December 31, 2020 was $23,167, driven by capital expenditures of $14,858 and the payment for the Sensor Scientific, Inc. (“SSI”) acquisition of $8,309. See Note 3, "Business Acquisitions" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2021, was $20,712. The net cash outflow was the result of net payments of long-term debt of $4,600, treasury stock purchases of $8,786, dividend payments of $5,173, taxes paid on behalf of equity award participants of $1,503, and a contingent consideration payment of $650.

Net cash used in financing activities for the year ended December 31, 2020, was $61,333. The net cash outflow was the result of net payments of long-term debt of $45,100, treasury stock purchases of $8,080, dividend payments of $5,179, taxes paid on behalf of equity award participants of $1,917, and a contingent consideration payment of $1,057.

Capital Resources

Long-term debt was comprised of the following:

	As of December 31,
	2021	2020
Total credit facility availability	$400,000	$300,000
Balance outstanding	50,000	54,600
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$348,260	$243,660
Weighted-average interest rate	1.16%	1.92%

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility availability to $400,000 which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sublimits for letters of credit, and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This new unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired February 12, 2024.

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio.

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors, including those related to the COVID-19 pandemic discussed in this Form 10-K. See “Item 1A. Risk Factors” for additional discussion of these and other risks that our business faces.

As of December 31, 2021, our material cash requirements for our known contractual and other obligations were as follows:

CTS CORPORATION 21

•

Long-term debt, including interest – Outstanding principal on our Revolving Credit Facility was $50,000 at December 31, 2021, with no amounts payable within 12 months. Additionally, we had future interest payments based on our hedged borrowings under our Revolving Credit Facility of $3,720 through maturity in December 2026, with approximately $1,162 payable within 12 months. Interest payments under the Revolving Credit Facility are determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time and are inclusive of our hedge impact. See Note 13, “Debt,” in our Annual Report on 10K for further details of our debt.

•

Operating lease payments – We enter into various noncancelable lease agreements for land, buildings and equipment under non-cancellable operating leases used in our operations. Operating lease obligations were $31,894, with $4,826 payable within 12 months. See Note 12, “Leases,” in our Annual Report on 10K for further detail of our obligations and the timing of expected future payments.

•

Retirement obligations – Expected future payments relating to our defined benefit postretirement plans were $6,609, with $825 payable in 12 months. See Note 7, “Retirement Plan,” in our Annual Report on 10K for further detail of our obligations and the timing of expected future payments.

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our Revolving Credit Facility. We believe that cash flows from operating activities and available borrowings under our Revolving Credit Facility will be adequate to fund our working capital needs, capital expenditures, and debt service requirements for at least the next twelve months and for the foreseeable future thereafter. However, we may choose to pursue additional equity and debt financing to provide additional liquidity or to fund acquisitions.

We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition or changes in our financial condition.

Critical Accounting Estimates and Policies

The Securities and Exchange Commission ("SEC") has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Critical Accounting Estimates

Goodwill, Intangibles and Other Long-Lived Assets

Purchase Accounting

We use the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates, discount rates, customer attrition rates, asset lives, contributory asset charges, and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors.

Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination and is reviewed annually for impairment or more frequently if impairment indicators arise. Finite-lived intangible assets are reviewed for impairment if facts and circumstances warrant.

Impairment Assessment – Goodwill

Goodwill of a reporting unit is tested for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to, the following:

• Significant decline in market capitalization relative to net book value,

• Significant adverse change in regulatory factors or in the business climate,

• Unanticipated competition,

CTS CORPORATION 22

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

• Testing for recoverability of a significant asset group within a reporting unit, and

• Allocation of a portion of goodwill to a business to be disposed.

If we believe that one or more indicators of impairment have occurred, we perform an impairment test.

We have the option to perform a qualitative assessment (commonly referred to as a "step zero" test) to determine whether further quantitative analysis for impairment of goodwill and indefinite-lived intangible assets is necessary. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If, after assessing the totality of events or circumstances we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we do not need to perform a quantitative analysis.

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

For 2021, we elected to perform the quantitative assessment. Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2021. We will monitor future results and will perform a test if indicators trigger an impairment review.

Impairment Assessment – Other Intangible Assets and Other Long-Lived Assets

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of consolidated income tax provision.

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

CTS CORPORATION 23

Critical Accounting Policies

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for price adjustments. We base these estimates on the most likely value method considering all reasonably available information, including our historical experience and current expectations, and are reflected in the transaction price when sales are recorded.

Product Warranties

Provisions for estimated warranty expenses are made at the time products are sold. The expense and corresponding accrual primarily relate to our products sold to our transportation markets. These estimates are established using a quoted industry rate and are based on customer specific circumstances. We adjust our warranty reserve for any known or anticipated warranty claims as new information becomes available. We evaluate our warranty obligations at least quarterly and adjust our accruals if it is probable that future costs will be different than our current reserve.

Over the last three years, product warranty reserves have ranged from 0.5% to 2.7% of net sales. We believe our reserve level is appropriate considering all facts and circumstances surrounding any outstanding quality claims and our historical experience selling our products to our customers.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on historical consumption trends as well as forecasts of product demand including related production requirements. Once reserves are established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory. Our reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, market conditions, and product life cycles. Changes in actual demand or market conditions could adversely impact our reserve calculations.

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

In February 2021, we received a determination letter from the Internal Revenue Service that allowed us to proceed with the termination process for the Plan. As a result, we offered a lump sum payment to eligible participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments in the second quarter of 2021 and purchased a group annuity contract that transferred our remaining obligations for the remaining participants in the third quarter.

For a further discussion of the process and related financial impact please see Note 7 to Item 8 of this Annual Report on Form 10-K.

Environmental Contingencies

U.S. GAAP requires a liability to be recorded for contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. We record environmental contingent loss accruals on an undiscounted basis.  Significant judgment is required to determine the existence and amounts of our environmental liabilities. We regularly consult with attorneys and consultants to determine the relevant facts and circumstances before we record a liability. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could, and have, resulted in higher or lower costs.

CTS CORPORATION 24

Recent Accounting Pronouncements

The information set forth under Note 1 to Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

(in thousands)

Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and commodity prices. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes, and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

Interest Rate Risk

We are exposed to risk of changes in interest rates on our Revolving Credit Facility. There was $50,000 and $54,600 outstanding under our revolving credit facility at December 31, 2021 and 2020, respectively. As of December 31, 2021, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through February 2024. A 100bps change in interest rates would not impact our total interest expense.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in China, Czech Republic, Mexico, and Taiwan. During 2021, net sales from outside the U.S. were approximately 42% of total net sales. During 2020, net sales to customers from outside the U.S. were approximately 43% of total net sales.

The company’s foreign exchange exposures result primarily from, sale of products in foreign currencies, foreign currency denominated purchases, and employee-related and other costs of running operations in foreign countries. Changes in foreign exchange rates could affect the company’s sales, costs, balance sheet values and earnings.

As of December 31, 2021, we had foreign currency forward contracts outstanding with a notional value of $18,017 to hedge our exposure against the Mexican Peso.

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

Due to the impact from the COVID-19 pandemic, freight costs increased significantly in 2021. While the Company is exposed to significant changes in certain commodity prices and expects higher freight costs for most of 2022, the Company actively monitors these exposures and may take various actions from time to time to mitigate any negative impacts relating thereto.

CTS CORPORATION 25

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana Corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of (loss) earnings, comprehensive earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (and financial statement schedules included under Item 15(a)) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Goodwill Impairment Assessment

The Company’s consolidated goodwill balance was $109.8 million as of December 31, 2021. As described in Note 1 and Note 8 to the consolidated financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually. A quantitative impairment assessment was performed as of October 1, 2021 for each of the three reporting units. The quantitative impairment assessment involves the comparison of the fair value of a reporting unit to its carrying value. The Company determines the fair value of each reporting unit using a combination of discounted cash flow analysis and market-based valuation methodologies, which requires significant management judgment. We have identified the quantitative goodwill impairment assessment as a critical audit matter.

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

Chicago, Illinois

February 25, 2022

CTS CORPORATION 27

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of (Loss) Earnings

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net sales	$512,925	$424,066	$468,999
Cost of goods sold	328,306	285,003	311,424
Gross margin	184,619	139,063	157,575
Selling, general and administrative expenses	82,597	67,787	70,408
Research and development expenses	23,856	24,317	25,967
Restructuring charges	1,687	1,830	7,448
Gain on sale of assets	—	—	(63)
Operating earnings	76,479	45,129	53,815
Other (expense) income:
Interest expense	(2,111)	(3,272)	(2,648)
Interest income	840	1,047	1,737
Other (expense) income	(136,088)	2,575	(2,638)
Total other (expense) income, net	(137,359)	350	(3,549)
(Loss) earnings before taxes	(60,880)	45,479	50,266
Income tax (benefit) expense	(19,014)	10,793	14,120
Net (loss) earnings	$(41,866)	$34,686	$36,146
Net (loss) earnings per share:
Basic	$(1.30)	$1.07	$1.11
Diluted	$(1.30)	$1.06	$1.09
Basic weighted-average common shares outstanding	32,327	32,317	32,700
Effect of dilutive securities	—	267	405
Diluted weighted-average common shares outstanding	32,327	32,584	33,105
Cash dividends declared per share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 28

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss) earnings	$(41,866)	$34,686	$36,146
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	311	(1,307)	(509)
Changes in unrealized pension cost, net of tax	91,081	(2,965)	6,439
Cumulative translation adjustment, net of tax	4	77	83
Other comprehensive earnings (loss)	$91,396	$(4,195)	$6,013
Comprehensive earnings	$49,530	$30,491	$42,159

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 29

CTS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$141,465	$91,773
Accounts receivable, net	82,191	80,981
Inventories, net	49,506	45,870
Other current assets	15,927	14,607
Total current assets	289,089	233,231
Property, plant and equipment, net	96,876	97,437
Operating lease assets, net	21,594	23,281
Other assets
Prepaid pension asset	49,382	56,642
Goodwill	109,798	109,497
Other intangible assets, net	69,888	79,121
Deferred income taxes	25,415	24,250
Other assets	2,420	2,590
Total other assets	256,903	272,100
Total Assets	$664,462	$626,049
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$55,537	$50,489
Operating lease obligations	3,393	3,294
Accrued payroll and benefits	18,418	12,978
Accrued expenses and other liabilities	36,718	38,171
Total current liabilities	114,066	104,932
Long-term debt	50,000	54,600
Long-term operating lease obligations	21,354	23,163
Long-term pension obligations	6,886	7,466
Deferred income taxes	5,894	7,010
Other long-term obligations	2,684	5,196
Total Liabilities	200,884	202,367
Commitments and Contingencies (Note 11)
Shareholders' Equity
Common stock	314,620	311,190
Additional contributed capital	42,549	41,654
Retained earnings	492,242	539,281
Accumulated other comprehensive loss	(4,525)	(95,921)
Total shareholders' equity before treasury stock	844,886	796,204
Treasury stock	(381,308)	(372,522)
Total shareholders' equity	463,578	423,682
Total Liabilities and Shareholders' Equity	$664,462	$626,049

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 30

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(41,866)	$34,686	$36,146
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	26,930	26,670	24,619
Pensions and other post-retirement plan expense	132,650	2,698	1,009
Stock-based compensation	6,105	3,417	5,015
Asset impairment charges	—	1,016	—
Restructuring non-cash charges	—	300	1,704
Deferred income taxes	(30,982)	(2,048)	2,413
Gain on sales of fixed assets	—	—	(63)
(Gain) loss on foreign current hedges, net of tax	(35)	(20)	97
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(928)	(343)	3,784
Inventories	(3,570)	(578)	4,371
Operating lease assets	1,687	1,363	(2,578)
Other assets	(2,076)	3,701	(2,605)
Accounts payable	3,136	3,860	(4,658)
Accrued payroll and benefits	5,023	2,518	(5,940)
Operating lease liabilities	(1,709)	(1,257)	2,921
Accrued expenses and other liabilities	(7,937)	1,056	(1,543)
Pension and other post-retirement plans	(287)	(256)	(287)
Net cash provided by operating activities	86,141	76,783	64,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,641)	(14,858)	(21,733)
Proceeds from sale of assets	—	—	137
Payments for acquisitions, net of cash acquired	(255)	(8,309)	(73,906)
Net cash used in investing activities	(15,896)	(23,167)	(95,502)
CASH FLOWS FROM FINANCING ACTVITIES:
Payments of long-term debt	(808,800)	(3,792,550)	(1,885,800)
Proceeds from borrowings of long-term debt	804,200	3,747,450	1,935,500
Purchase of treasury stock	(8,786)	(8,080)	(11,746)
Dividends paid	(5,173)	(5,179)	(5,238)
Taxes paid on behalf of equity award participants	(1,503)	(1,917)	(2,657)
Contingent consideration payments	(650)	(1,057)	—
Net cash (used in) provided by financing activities	(20,712)	(61,333)	30,059
Effect of exchange rate on cash and cash equivalents	159	(751)	346
Net increase (decrease) in cash and cash equivalents	49,692	(8,468)	(692)
Cash and cash equivalents at beginning of year	91,773	100,241	100,933
Cash and cash equivalents at end of year	$141,465	$91,773	$100,241
Supplemental cash flow information:
Cash paid for interest	$1,950	$2,597	$1,961
Cash paid for income taxes, net	$16,887	$11,967	$11,113
Non-cash financing and investing activities:
Capital expenditures incurred not paid	$2,348	$729	$4,077

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 31

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in thousands)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at January 1, 2019	$306,697	$42,820	$478,847	$(97,739)	$(352,696)	$377,929
Net earnings	—	—	36,146	—	—	36,146
Changes in fair market value of derivatives, net of tax	—	—	—	(509)	—	(509)
Changes in unrealized pension cost, net of tax	—	—	—	6,439	—	6,439
Cumulative translation adjustment, net of tax	—	—	—	83	—	83
Cash dividends of $0.16 per share	—	—	(5,227)	—	—	(5,227)
Acquired 420,770 shares of treasury stock	—	—	—	—	(11,746)	(11,746)
Issued shares on vesting of restricted stock units	1,235	(3,891)	—	—	—	(2,656)
Stock compensation	—	4,760	—	—	—	4,760
Balances at December 31, 2019	$307,932	$43,689	$509,766	$(91,726)	$(364,442)	$405,219
Net earnings	—	—	34,686	—	—	34,686
Changes in fair market value of derivatives, net of tax	—	—	—	(1,307)	—	(1,307)
Changes in unrealized pension cost, net of tax	—	—	—	(2,965)	—	(2,965)
Cumulative translation adjustment, net of tax	—	—	—	77	—	77
Cash dividends of $0.16 per share	—	—	(5,171)	—	—	(5,171)
Acquired 342,731 shares for treasury stock	—	—	—	—	(8,080)	(8,080)
Issued shares on vesting of restricted stock units	3,258	(5,175)	—	—	—	(1,917)
Stock compensation	—	3,140	—	—	—	3,140
Balances at December 31, 2020	$311,190	$41,654	$539,281	$(95,921)	$(372,522)	$423,682
Net loss	—	—	(41,866)	—	—	(41,866)
Changes in fair market value of derivatives, net of tax	—	—	—	311	—	311
Changes in unrealized pension cost, net of tax	—	—	—	91,081	—	91,081
Cumulative translation adjustment, net of tax	—	—	—	4	—	4
Cash dividends of $0.16 per share	—	—	(5,173)	—	—	(5,173)
Acquired 266,722 shares for treasury stock	—	—	—	—	(8,786)	(8,786)
Issued shares on vesting of restricted stock units	3,430	(4,932)	—	—	—	(1,502)
Stock compensation	—	5,827	—	—	—	5,827
Balances at December 31, 2021	$314,620	$42,549	$492,242	$(4,525)	$(381,308)	$463,578

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

Trade receivables subject us to the potential for credit risk with major customers. We sell our products to customers principally in the aerospace and defense, industrial, medical, and transportation markets, primarily in North America, Europe, and Asia. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not require collateral. The allowance for credit losses is based on management's estimates of the collectability of its accounts receivable after analyzing historical credit losses, customer concentrations, customer creditworthiness, current economic trends, specific customer collection issues, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual terms of our receivables. Uncollectible trade receivables are charged against the allowance for credit losses when all reasonable efforts to collect the amounts due have been exhausted.

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2021	2020	2019
Cummins Inc.	15.0%	13.1%	16.1%
Toyota Motor Corporation	12.4%	13.4%	11.6%

We sell parts to these two transportation customers for certain vehicle platforms under purchase agreements that have no volume commitments and are subject to purchase orders issued on a periodic basis.

No other customer accounted for 10% or more of total net sales during these periods.

Inventories: We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out ("FIFO") method, or net realizable value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on historical consumption trends as well as forecasts of product demand including related production requirements. Once reserves are established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory. Our reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, market conditions, and product life cycles. Changes in actual demand or market conditions could adversely impact our reserve calculations.

Retirement Plans: We have various defined benefit and defined contribution retirement plans. Our policy is to annually fund the defined benefit pension plans at or above the minimum required by law. We: 1) recognize the funded status of a benefit plan

CTS CORPORATION 33

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

During 2020, the Company commenced the termination process for its primary U.S. Pension Plan (“U.S. Plan”) and expects to complete the termination process in the first half of 2022. See Note 7, "Retirement Plans" for further information.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of (Loss) Earnings. Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets.

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

Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2021.

In addition to goodwill, we also had an acquired in-process research and development ("IPR&D") intangible asset that was treated as indefinite-lived intangible assets and therefore was not subject to amortization until the completion or abandonment of the associated research and development efforts. In the third quarter of 2020, due to the restructuring actions further outlined in Note 9, we identified a triggering event associated with a specific asset group including IPR&D due to executed restructuring actions. This resulted in the recognition of $2,200 of impairment charges, and a revaluation of associated contingent liabilities totaling $1,900. The net impact of $300 was recorded as restructuring charges in the Consolidated Statements of (Loss) Earnings in 2020.

Other Intangible Assets and Long-lived Assets: We account for long-lived assets (excluding indefinite-lived intangible assets) in accordance with the provisions of ASC 360, Property, Plant, and Equipment. This statement requires that long-lived assets, which includes fixed assets and finite-lived intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment test is warranted, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets. Assets to be

CTS CORPORATION 34

disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2020, we recorded a charge of $1,016 due to the impairment of a specific asset group that was recorded in selling, general and administrative expenses in the Consolidated Statements of (Loss) Earnings.

Intangible assets (excluding indefinite-lived intangible assets) consist primarily of technology, customer lists and relationships, patents, and trade names. These assets are recorded at cost and usually amortized on a straight-line basis over their estimated lives. We assess useful lives based on the period over which the asset is expected to contribute to cash flows.

Revenue Recognition: Product revenue is recognized upon the transfer of promised goods to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods net of reserves.  We follow the five step model to determine when this transfer has occurred: 1) identify the contract(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; 5) recognize revenue when (or as) the entity satisfies a performance obligation. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for product returns, price adjustments, and stock rotation adjustments. We base these estimates on the most likely value method considering all reasonably available information, including our historical experience and current expectations, and are reflected in the transaction price when sales are recorded.

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

We occasionally enter into agreements with our customers whereby we receive a contractual guarantee based on achieving milestones to be reimbursed the costs we incur in the product development process or to construct molds, dies, and other tools that are used to make many of the products we sell. The costs we incur are included in other current assets on the Consolidated Balance Sheets until reimbursement is received from the customer. Reimbursements received from customers are netted against such costs and included in our Consolidated Statements of (Loss) Earnings if the amount received is in excess of the costs that we incur.  The following is a summary of amounts to be received from customers as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Cost of molds, dies and other tools included in other current assets	$4,497	$4,895

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

CTS CORPORATION 35

Debt Issuance Costs: We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the term of the debt.

Stock-Based Compensation: We recognize expense related to the fair value of stock-based compensation awards, consisting of restricted stock units ("RSUs"), cash-settled restricted stock units, performance share units ("PSUs"), and stock options, in the Consolidated Statements of (Loss) Earnings.

We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model. A number of assumptions are used by the Black-Scholes option pricing model to compute the grant date fair value of an award, including expected price volatility, option term, risk-free interest rate, and dividend yield. These assumptions are established at each grant date based upon current information at that time. Expected volatilities are based on historical volatilities of CTS common stock. The expected option term is derived from historical data of exercise behavior. Actual option terms can differ from the expected option terms as a result of different groups of employees exhibiting different exercise behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The fair value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods of the awards in the Consolidated Statements of (Loss) Earnings.

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

See Note 17, "Stock-Based Compensation" for further information.

(Loss) Earnings Per Share: Basic (loss) earnings per share excludes any dilution and is computed by dividing net (loss) earnings available to common shareholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings per share is calculated by dividing net earnings by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised, and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to performance share units for which the performance conditions would have been met as of the end of the period and therefore would be considered contingently issuable. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share. There was no anti-dilutive impact for the year ended December 31, 2021 as result of a net loss incurred in the period. If there is a net loss for the period, then basic (loss) earnings per share equals diluted (loss) earnings per share.

Our antidilutive securities consist of the following:

	Years Ended December 31,
(units)	2021	2020	2019
Antidilutive securities	—	26,140	22,040

Foreign Currencies: The financial statements of our non-U.S. subsidiaries, except the United Kingdom ("U.K.") subsidiary, are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net (loss) earnings.

CTS CORPORATION 36

Foreign currency (losses) gains recorded in the Consolidated Statements of (Loss) Earnings includes the following:

	Years Ended December 31,
	2021	2020	2019
Foreign currency (losses) gains	$(3,305)	$5,316	$(1,797)

The assets and liabilities of our U.K. subsidiary are translated into U.S. dollars at the current exchange rate at period end, with the resulting translation adjustments made directly to the "accumulated other comprehensive loss" component of shareholders' equity. Our Consolidated Statements of (Loss) Earnings accounts are translated at the average rates during the period.

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

Accounting Pronouncements Recently Adopted

ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as it relates to our LIBOR indexed instruments. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

We amended and restated our credit and underlying interest rate swap agreements effective December 15, 2021. We have elected to continue to apply hedge accounting as we have determined that the hedge remains effective. See Note 13 for further discussion of the credit agreement modification.

ASU No. 2019-12, "Simplifying the Accounting for Income Taxes"

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
CTS CORPORATION 37

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

To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely value method based on an analysis of historical experience and current facts and circumstances, which may require significant judgment. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Years Ended December 31,
	2021	2020
Transportation	$284,080	$241,445
Industrial	133,371	104,224
Medical	48,159	39,070
Aerospace & Defense	47,315	39,327
Total	$512,925	$424,066

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

CTS CORPORATION 38

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

All contingent consideration is payable in cash and is based on success factors related to the integration process as well as upon the achievement of a revenue performance target through the year ending December 31, 2022. The Company recorded $2,000 as the acquisition date fair value of the contingent consideration based on an estimate of the probability of achieving the performance targets. This represents the maximum amount of contingent consideration payable. This amount is also reflected as an addition to the purchase price and will be evaluated quarterly. Refer to Note 18 for further information on contingent consideration.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$5,200	11.0
Trademarks, tradenames, and other intangibles	140	3.0
Total	$5,340

Quality Thermistor, Inc.

On July 31, 2019, we acquired 100% of the outstanding shares of Quality Thermistor, Inc. (“QTI”) for $75 million plus a contingent earn out of up to $5 million based on sales performance objectives. The purchase price includes adjustments for debt assumed and changes in working capital. QTI, doing business as QTI Sensing Solutions, is a leading designer and manufacturer of high-quality temperature sensors serving original equipment manufacturers with mission-critical applications in the industrial, aerospace, defense and medical markets. This acquisition provides us with a new core temperature sensing technology that expands our sensing product portfolio, while increasing our presence in the industrial and medical markets.

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

The contingent earn-out was payable in cash upon the achievement of a revenue performance target for the year ending December 31, 2019. The Company recorded contingent consideration for the earn out of $1,056 as of December 31, 2019 based on the achievement of the revenue performance target for the full year 2019 results and the balance was paid out in the first quarter of 2020. This amount was reflected as an addition to purchase price and was settled in the first quarter of 2020.

CTS CORPORATION 39

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$31,000	15.0
Trademarks, tradenames, and other intangibles	1,800	5.0
Total	$32,800

Results of operations for QTI are included in our consolidated financial statements beginning on July 31, 2019. The amount of net sales and net loss from QTI since the acquisition date that have been included in the Consolidated Statements of (Loss) Earnings are as follows:

For the period July 31, 2019 through December 31, 2019
Net sales	$9,252
Net loss	$(465)

NOTE 4 — Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of December 31,
	2021	2020
Accounts receivable, gross	$83,848	$81,745
Less: Allowance for credit losses	(1,657)	(764)
Accounts receivable, net	$82,191	$80,981

NOTE 5 — Inventories, net

Inventories, net consist of the following:

	As of December 31,
	2021	2020
Finished goods	$11,955	$10,647
Work-in-process	18,878	16,927
Raw materials	28,078	24,893
Less: Inventory reserves	(9,405)	(6,597)
Inventories, net	$49,506	$45,870

NOTE 6 — Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2021	2020
Land and land improvements	$1,095	$1,095
Buildings and improvements	69,614	69,360
Machinery and equipment	247,708	233,743
Less: Accumulated depreciation	(221,541)	(206,761)
Property, plant and equipment, net	$96,876	$97,437

CTS CORPORATION 40

Depreciation expense recorded in the Consolidated Statements of (Loss) Earnings includes the following:

	For the Years Ended
	2021	2020	2019
Depreciation expense	$17,517	$17,615	$16,849

NOTE 7 — Retirement Plans

We have 2 active noncontributory defined benefit pension plans ("pension plans") covering less than 1% of our active employees. Pension plans covering salaried employees provide pension benefits that are based on the employees´ years of service and compensation prior to retirement. Pension plans covering hourly employees generally provide benefits of stated amounts for each year of service. All benefits for the U.S.-based pension plan were frozen in 2017 and 2013 for union and non-union employees, respectively.

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

The measurement dates for the pension plans for our U.S. and non-U.S. locations were December 31, 2021, and 2020.

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

As a result of the final settlement of the pension liability with the purchase of annuities, we reclassified the remaining related unrecognized pension losses of $106,206 that were previously recorded in accumulated other comprehensive loss to the Consolidated Statements of (Loss) Earnings.

In January 2022, we transferred approximately $17,500 of funds from Plan assets to a qualified replacement plan (QRP) managed by the Company. This plan requires that these assets be used to fund future annual Company contributions to our U.S. 401(k) program. The Plan assets of $49,382 as of December 31, 2021, net of the $17,500 noted above, will remain in the Plan until final administrative tasks are completed. This process is expected to be completed in the first half of 2022, whereby the remaining Plan assets will liquidate and revert to CTS. At that time, the funds will be subject to income and excise taxes.

CTS CORPORATION 41

The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the pension plans for U.S. and non-U.S. locations at the measurement dates.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2021	2020	2021	2020
Accumulated benefit obligation	$1,008	$230,205	$1,957	$1,983
Change in projected benefit obligation:
Projected benefit obligation at January 1	$230,205	$220,339	$2,686	$2,633
Service cost	—	—	26	31
Interest cost	2,861	5,773	17	28
Benefits paid	(12,206)	(14,590)	(476)	(285)
Actuarial (gain) loss	(3,533)	18,683	44	95
Plan settlements	(216,319)	—	—	—
Foreign exchange impact	—	—	38	184
Projected benefit obligation at December 31	$1,008	$230,205	$2,335	$2,686
Change in plan assets:
Assets at fair value at January 1	$285,675	$281,276	$1,595	$1,419
Actual return on assets	(7,967)	18,886	28	95
Company contributions	199	103	252	268
Benefits paid	(12,206)	(14,590)	(476)	(285)
Plan settlements	(216,319)	—	—	—
Foreign exchange impact	—	—	22	98
Assets at fair value at December 31	$49,382	$285,675	$1,421	$1,595
Funded status (plan assets less projected benefit obligations)	$48,374	$55,470	$(914)	$(1,091)

*Actual return on plan assets is net of expected investment expenses and certain administrative expenses.

The measurement dates for the post-retirement life insurance plan were December 31, 2021, and 2020. The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the post-retirement life insurance plan at those measurement dates.

	Post-Retirement Life Insurance Plan
	2021	2020
Accumulated benefit obligation	$5,231	$5,376
Change in projected benefit obligation:
Projected benefit obligation at January 1	$5,376	$4,766
Service cost	1	1
Interest cost	80	122
Benefits paid	(151)	(154)
Actuarial (gain) loss	(75)	641
Projected benefit obligation at December 31	$5,231	$5,376
Change in plan assets:
Assets at fair value at January 1	$—	$—
Actual return on assets	—	—
Company contributions	151	154
Benefits paid	(151)	(154)
Other	—	—
Assets at fair value at December 31	$—	$—
Funded status (plan assets less projected benefit obligations)	$(5,231)	$(5,376)

The components of the prepaid (accrued) cost of the domestic and foreign pension plans are classified in the following lines in the Consolidated Balance Sheets at December 31:

CTS CORPORATION 42

	U.S. Pension Plans		Non-U.S. Pension Plans
	2021	2020	2021	2020
Prepaid pension asset	$49,382	$56,642	$—	$—
Accrued expenses and other liabilities	(100)	(100)	—	—
Long-term pension obligations	(908)	(1,072)	(914)	(1,091)
Net prepaid (accrued) cost	$48,374	$55,470	$(914)	$(1,091)

The components of the accrued cost of the post-retirement life insurance plan are classified in the following lines in the Consolidated Balance Sheets at December 31:

	Post-Retirement Life Insurance Plan
	2021	2020
Accrued expenses and other liabilities	$(489)	$(451)
Long-term pension obligations	(4,742)	(4,924)
Total accrued cost	$(5,231)	$(5,375)

We have also recorded the following amounts to accumulated other comprehensive loss for the U.S. and non-U.S. pension plans, net of tax:

	U.S. Pension Plans	Non-U.S. Pension Plans
	Unrecognized Loss	Unrecognized Loss
Balance at January 1, 2020	$88,830	$1,900
Amortization of retirement benefits, net of tax	(4,995)	(146)
Net actuarial gain	7,402	14
Foreign exchange impact	—	133
Balance at January 1, 2021	$91,237	$1,901
Amortization of retirement benefits, net of tax	(2,851)	(152)
Net actuarial gain (loss)	3,777	27
Settlement charges	(91,851)	—
Foreign exchange impact	—	27
Balance at December 31, 2021	$312	$1,803

We have recorded the following amounts to accumulated other comprehensive loss for the post-retirement life insurance plan, net of tax:

Unrecognized Gain
Balance at January 1, 2020	$(608)
Amortization of retirement benefits, net of tax	64
Net actuarial gain	493
Balance at January 1, 2021	$(51)
Amortization of retirement benefits, net of tax	0
Net actuarial loss	(58)
Balance at December 31, 2021	$(109)

The accumulated actuarial gains and losses included in other comprehensive earnings are amortized in the following manner:

The component of unamortized net gains or losses related to our qualified pension plans is amortized based on the expected future life expectancy of the plan participants (estimated to be approximately 14 years at December 31, 2021), because substantially all of the participants in those plans are inactive. The component of unamortized net gains or losses related to our post-retirement life insurance plan is amortized based on the estimated remaining future service period of the plan participants (estimated to be approximately 3 years at December 31, 2021). The Company uses a market-related approach to value plan assets, reflecting changes in the fair value of plan assets over a five-year period. The variance resulting from the difference between the expected and actual return on plan assets is included in the amortization calculation upon reflection in the market-related value of plan assets.

CTS CORPORATION 43

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with accumulated benefit obligation in excess of fair value of plan assets is shown below:

	As of December 31,
	2021	2020
Projected benefit obligation	$3,343	$3,859
Accumulated benefit obligation	$2,965	$3,155
Fair value of plan assets	$1,421	$1,595

Net pension expense includes the following components:

	Years Ended December 31,			Years Ended December 31,
	U.S. Pension Plans			Non-U.S. Pension Plans
	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$26	$31	$37
Interest cost	2,861	5,773	7,724	17	28	31
Expected return on plan assets(1)	(474)	(9,817)	(12,187)	(17)	(16)	(17)
Amortization of unrecognized loss	3,703	6,488	5,246	184	174	170
Settlement charges	126,269	—	—	—	—	—
Net expense	$132,359	$2,444	$783	$210	$217	$221
Weighted-average actuarial assumptions(2)
Benefit obligation assumptions:
Discount rate	2.46%	2.26%	3.15%	0.63%	0.63%	1.00%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%	3.00%
Pension income/expense assumptions:
Discount rate	2.10%	3.15%	4.30%	0.63%	0.63%	1.13%
Expected return on plan assets(1)	1.44%	3.76%	4.61%	0.63%	0.63%	1.13%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%	3.00%

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
(2)

During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted. 2020 assumptions reflect termination basis accounting.

Net post-retirement expense includes the following components:

	Post-Retirement Life Insurance Plan
	Years Ended December 31,
	2021	2020	2019
Service cost	$1	$1	$1
Interest cost	80	122	170
Amortization of unrecognized gain	—	(84)	(166)
Net expense	$81	$39	$5
Weighted-average actuarial assumptions(1)
Benefit obligation assumptions:
Discount rate	2.66%	2.27%	3.09%
Rate of compensation increase	N/A	N/A	N/A
Pension income/post-retirement expense assumptions:
Discount rate	2.27%	3.09%	4.26%
Rate of compensation increase	N/A	N/A	N/A

(1)	During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

CTS CORPORATION 44

Our pension plan asset allocation at December 31, 2021, and 2020, and target allocation for 2022 by asset category are as follows:

	Target Allocations	Percentage of Plan Assets at December 31,
Asset Category	2022	2021	2020
Equity securities	0%	0%	13%
Fixed income/Debt securities	100%	100%	83%
Other	0%	0%	4%
Total	100%	100%	100%

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

As part of the planned termination of the U.S. Plan, a new investment allocation strategy was put in place to protect the funded status of the U.S. plan assets subsequent to Board approval of the U.S. Plan termination. The target allocation for U.S. plan assets for 2022 is 100% fixed income investments including cash and cash equivalents.

The following table summarizes the fair values of our pension plan assets:

	As of December 31,
	2021	2020
Equity securities - U.S. holdings(1)	$8	$7
Bond funds - government(4) (6)	—	53,239
Bond funds - other(5) (6)	31,380	173,853
Cash and cash equivalents(2)	19,415	53,379
Partnerships(3)	—	6,792
Total fair value of plan assets	$50,803	$287,270

The fair values at December 31, 2021, are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - U.S. holdings(1)	$8	$—	$—	$8
Bond funds - other(5)	31,380	—	—	31,380
Cash and cash equivalents(2)	19,415	—	—	19,415
Total	$50,803	$—	$—	$50,803

The fair values at December 31, 2020, are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Leveled	Total
Equity securities - U.S. holdings(1)	$7	$—	$—	$—	$7
Bond funds - government(4) (6)	—	—	—	53,239	53,239
Bond funds - other(5) (6)	—	—	—	173,853	173,853
Cash and cash equivalents(2)	53,379	—	—	—	53,379
Partnerships(3)	—	—	6,792	—	6,792
Total	$53,386	$—	$6,792	$227,092	$287,270

CTS CORPORATION 45

(1)

Comprised of common stocks of companies in various industries. The Pension Plan fund manager may shift investments from value to growth strategies or vice-versa, from small cap to large cap stocks or vice-versa, in order to meet the Pension Plan's investment objectives, which are to provide for a reasonable amount of long-term growth of capital without undue exposure to volatility and protect the assets from erosion of purchasing power.

(2)	Comprised of investment grade short-term investment and money-market funds.
(3)	Comprised of partnerships that invest in various U.S. and international industries.
(4)	Comprised of long-term government bonds with a minimum maturity of 10 years and zero-coupon Treasury securities ("Treasury Strips") with maturities greater than 20 years.
(5)

Comprised predominately of investment grade U.S. corporate bonds with various maturities and U.S. high-yield corporate bonds; emerging market debt (local currency sovereign bonds, U.S. dollar-denominated sovereign bonds and U.S. dollar-denominated corporate bonds); and U.S. bank loans.

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

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable.

The table below reconciles the Level 3 partnership assets within the fair value hierarchy:

Amount
Fair value of Level 3 partnership assets at January 1, 2020	$7,539
Capital contributions	44
Realized and unrealized loss	(269)
Capital distributions	(522)
Fair value of Level 3 partnership assets at December 31, 2020	$6,792
Capital contributions	13
Realized and unrealized loss	(2,075)
Capital distributions	(4,730)
Fair value of Level 3 partnership assets at December 31, 2021	$—

The partnership fund manager used a market approach in estimating the fair value of the plan's Level 3 assets. The market approach estimates fair value by first determining the entity's earnings before interest, taxes, depreciation, and amortization and then multiplying that value by an estimated multiple. When establishing an appropriate multiple, the fund manager considered recent comparable private company transactions and multiples paid. The entity's net debt was then subtracted from the calculated amount to arrive at an estimated fair value for the entity.

We expect to make $100 of contributions to the U.S. plans and $235 of contributions to the non-U.S. plans during 2022.

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan, for the next five years subsequent to 2021 and in the aggregate for the following five years are as follows:

	U.S. Pension Plans	Non-U.S. Pension Plans	Post- Retirement Life Insurance Plan
2022	$100	$54	$489
2023	96	58	455
2024	92	73	425
2025	88	81	398
2026	84	89	373
2027-2030	349	667	1,571
Total	$809	$1,022	$3,711

CTS CORPORATION 46

Defined Contribution Plans

We sponsor a 401(k) plan that covers substantially all of our U.S. employees as well as offer similar defined contribution plans at certain foreign locations. Contributions and costs were generally determined as a percentage of the covered employee's annual salary. We ceased matching employee contributions in the second quarter of 2020 in light of COVID-19 concerns, and we reimplemented the match in February 2021.

Effective January 1, 2022, in connection with the U.S. Plan termination process, we amended our 401(k) plan and transitioned to a non-elective contribution for all U.S. employees that is also determined as a percentage of the covered employee's salary, provides for immediate vesting and is provided regardless of individual contribution plans. In addition, we began offering a Roth 401(k) option to employees.

Expenses related to defined contribution plans include the following:

	Years Ended December 31,
	2021	2020	2019
401(k) and other defined contribution plan expense	$3,242	$1,636	$3,125

NOTE 8 — Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Amortization Period (in years)
Other intangible assets:
Customer lists / relationships	$96,889	$(49,213)	$47,676	8.9
Technology and other intangibles	47,441	(25,229)	22,212	6.8
Other intangible assets, net	$144,330	$(74,442)	$69,888	8.3
Amortization expense for the year ended December 31, 2021		$9,413

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$97,355	$(44,002)	$53,353
Technology and other intangibles	47,301	(21,533)	25,768
Other intangible assets, net	$144,656	$(65,535)	$79,121
Amortization expense for the year ended December 31, 2020		$9,055
Amortization expense for the year ended December 31, 2019		$7,770

In the third quarter of 2020, due to the restructuring actions further outlined in Note 9, we performed an interim impairment assessment. This resulted in the recognition of $2,200 of impairment charges related to in process research and development, and a revaluation of associated contingent liabilities totaling $1,900. The net impact of $300 was recorded as restructuring expense in the Consolidated Statements of (Loss) Earnings.

CTS CORPORATION 47

The estimated amortization expense for the next five years and thereafter is as follows:

Amortization expense
2022	$9,176
2023	7,170
2024	7,008
2025	6,787
2026	6,752
Thereafter	32,995
Total future amortization expense	$69,888

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2019	$106,056
Increase due to acquisition	3,441
Goodwill as of December 31, 2020	$109,497
Increase due to acquisition	430
Decrease from purchase accounting adjustments	(129)
Goodwill as of December 31, 2021	$109,798

In addition to the purchase accounting adjustments from the SSI transaction, goodwill increased in 2021 due to an acquisition completed during the second quarter. The purchase price was $510, with $255 paid in the second quarter of 2021 and an additional $255 to be paid in the second quarter of 2022.

We performed our annual impairment test as of October 1, 2021, our measurement date, and concluded that there was no impairment in any of our reporting units. The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for the purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

NOTE 9 — Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Consolidated Statements of (Loss) Earnings. Total restructuring charges were:

	Years Ended December 31,
	2021	2020	2019
Restructuring charges	$1,687	$1,830	$7,448

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities. This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions ("September 2020 Plan"). The restructuring cost of the September 2020 Plan is now estimated to be in the range of $3,500 to $4,500, including workforce reduction charges, building and equipment relocation charges, other contract and asset related costs. We have incurred $1,397 in program costs to date, There were no substantial restructuring charges under the September 2020 Plan during the three and twelve months ended December 31, 2021. Due to the robust demand environment and COVID-19 limitations, some projects are delayed. As of December 31, 2021 there was no liability related to the September 2020 Plan.

June 2016 Plan

In June 2016, we announced plans to restructure operations by phasing out production at our Elkhart, Indiana facility and transitioning it into a research and development center supporting our global operations ("June 2016 Plan"). Additional organizational changes were also implemented in various other locations. In 2017, we revised the June 2016 Plan to include an additional $1,100 in planned costs related to the relocation of our corporate headquarters in Lisle, Illinois and our plant in Bolingbrook, Illinois, both of which have now

CTS CORPORATION 48

been consolidated into a single facility. These restructuring actions were completed during the year ended December 31, 2021. Restructuring charges under the June 2016 Plan, were $(3), $(32), and $4,284 during the years ended December 31, 2021, 2020, and 2019, respectively.

April 2014 Plan

In April 2014, we announced plans to restructure our operations and consolidate our Canadian operations into other existing facilities as part of our overall plan to simplify our business model and rationalize our global footprint ("April 2014 Plan"). These restructuring actions were substantially completed during 2015 and the remaining liability was settled during the first half of the year ended December 31, 2021.

Other Restructuring Activities

From time to time we incur other restructuring activities that are not part of a formal plan. During the years ended December 31, 2021 and 2020, we incurred restructuring charges of $1,717 and $442, respectively, for exit and disposal activities at three sites, building and equipment relocation, and workforce reduction costs across the company. The remaining restructuring liability associated with these actions was $962 and $9 at December 31, 2021 and December 31, 2020, respectively.

The following table displays the restructuring liability activity for all plans the year ended December 31, 2021:

Restructuring liability at January 1, 2021	$1,363
Restructuring charges	1,687
Cost paid	(1,903)
Other activities(1)	(185)
Restructuring liability at December 31, 2021	$962

(1)	Other charges include the effects of currency translation, non-cash asset write-downs, travel, legal and other charges.

The total liability of $962 is included in Accrued expenses and other liabilities at December 31, 2021.

NOTE 10 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of December 31,
	2021	2020
Accrued product-related costs	$3,188	$4,470
Accrued income taxes	6,761	7,320
Accrued property and other taxes	2,370	2,478
Accrued professional fees	1,629	1,663
Accrued customer-related liabilities	3,254	3,815
Dividends payable	1,289	1,291
Remediation reserves	10,979	10,642
Derivative liabilities	437	671
Other accrued liabilities	6,811	5,821
Total accrued expenses and other liabilities	$36,718	$38,171

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

CTS CORPORATION 49

A roll-forward of remediation reserves included in accrued expenses and other liabilities in the Consolidated Balance Sheets is comprised of the following:

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$10,642	$11,444	$11,274
Remediation expense	2,254	2,769	2,602
Remediation payments	(1,929)	(3,639)	(2,455)
Other activity (1)	12	68	23
Balance at end of the period	$10,979	$10,642	$11,444

(1)	Other activity includes currency translation adjustments not recorded through remediation expense

Unrelated to the environmental claims described above, certain other legal claims are pending against us with respect to matters arising out of the ordinary conduct of our business.

We provide product warranties when we sell our products and accrue for estimated liabilities at the time of sale. Warranty estimates are forecasts based on the best available information and historical claims experience. We accrue for specific warranty claims if we believe that the facts of a specific claim make it probable that a liability in excess of our historical experience has been incurred and provide disclosures for specific claims whenever it is reasonably possible that a material loss may be incurred which cannot be estimated.

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

In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we elected to account for any lease concessions resulting directly from the COVID-19 pandemic as if the enforceable rights and obligations for the concessions existed in the respective contracts at lease inception and as such we will not account for any concession as a lease modification. Guidance from the FASB Staff Q&A provided methods to account for rent deferrals which include the option to treat the lease as if no changes to the lease contract were made or to treat deferred payments as variable lease payments. The FASB Staff Q&A allows entities to select the most practical approach and does not require the same approach be applied consistently to all leases. As a result, we have accounted for lease deferrals as if no changes to the lease contract were made and will continue to recognize lease expense, on a straight-line basis, during the deferral periods. During the year ended December 31, 2020, these rent concessions related to the COVID-19 pandemic were not material.

CTS CORPORATION 50

Components of lease expense for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$5,144	$4,763	$4,342
Short-term lease cost	1,403	1,015	1,013
Total lease cost	$6,547	$5,778	$5,355

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease obligations	$3,666	$4,654	$3,957
Leased assets obtained in exchange for new operating lease obligations	$1,253	$1,678	$5,000

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2021	2020
Operating lease obligations	$3,393	$3,294
Long-term operating lease obligations	21,354	23,163
Total lease liabilities	$24,747	$26,457
Weighted-average remaining lease terms (years)	7.21	7.88
Weighted-average discount rate	6.27%	6.40%

Remaining maturity of our existing lease liabilities as of December 31, 2021 is as follows:

Operating Leases(1)
2022	$4,826
2023	4,567
2024	4,402
2025	3,759
2026	2,815
Thereafter	11,525
Total	$31,894
Less: interest	(7,147)
Present value of lease payments	$24,747

(1)	Operating lease payments include $651 of payments related to options to extend lease terms that are reasonably expected to be exercised.

NOTE 13 — Debt

Long-term debt was comprised of the following:

	As of December 31,
	2021	2020
Total credit facility availability	$400,000	$300,000
Balance outstanding	50,000	54,600
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$348,260	$243,660
Weighted-average interest rate	1.16%	1.92%

CTS CORPORATION 51

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility to $400,000 which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sublimits for letters of credit, and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This new unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired February 12, 2024.

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio.

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at December 31, 2021. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $169 for the years ended December 31, 2021, $168 in 2020 and $163 in 2019. These costs are included in interest expense in our Consolidated Statements of (Loss) Earnings.

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

The effective portion of derivative gains and losses are recorded in accumulated other comprehensive (loss) income until the hedged transaction affects earnings upon settlement, at which time they are reclassified to the income statement. If it is probable that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive (loss) income to other income (expense).

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Consolidated Statement of (Loss) Earnings for the year ended December 31, 2021.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value.

CTS CORPORATION 52

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At December 31, 2021, we had a net unrealized gain of $121 in accumulated other comprehensive (loss) income, of which $121 in gains are expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $18,017 at December 31, 2021.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate.

As of December 31, 2021, we have agreements to fix interest rates on $50,000 of long-term debt through February 2024. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing losses that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $336.

The location and fair values of derivative instruments designated as hedging instruments in the Consolidated Balance Sheets as of December 31, 2021, are shown in the following table:

	As of December 31,
	2021	2020
Interest rate swaps reported in Other current assets	$—	$—
Interest rate swaps reported in Accrued expenses and other liabilities	$(437)	$(671)
Interest rate swaps reported in Other long-term obligations	$(353)	$(1,546)
Foreign currency hedges reported in Other current assets	$135	$1,125

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $141 and foreign currency derivative liabilities of $6 at December 31, 2021.

The effect of derivative instruments on the Consolidated Statements of (Loss) Earnings is as follows:

	Years Ended December 31,
	2021	2020	2019
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$—	$(128)	$—
Cost of goods sold	1,384	(754)	860
Selling, general and administrative expense	—	(5)	92
Total amounts reclassified from AOCI to earnings	1,384	(887)	952
Gain recognized in other expense for hedge ineffectiveness	—	3	—
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$1,384	$(884)	$952
Interest Rate Swaps:
(Expense) benefit recorded in interest expense	$(744)	$(432)	$491
Total gains (losses) on derivatives	$640	$(1,316)	$1,443

CTS CORPORATION 53

NOTE 15 — Accumulated Other Comprehensive (Loss) Income

Shareholders’ equity includes certain items classified as accumulated other comprehensive (loss) income (“AOCI”) in the Consolidated Balance Sheets, including:

•

Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings.  Further information related to our derivative financial instruments is included in Note 14, “Derivative Financial Instruments” and Note 18, “Fair Value Measurements”.

•

Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to earnings from AOCI are included in net periodic pension income (expense). Further information related to our pension obligations is included in Note 7, “Retirement Plans”.

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

The components of accumulated other comprehensive (loss) income for the year ended December 31, 2021 are as follows:

	As of December 31, 2020	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2021
Changes in fair market value of derivatives:
Gross	$(1,038)	$1,043	$(640)	$(635)
Income tax benefit (expense)	240	(240)	147	147
Net	(798)	803	(493)	(488)
Changes in unrealized pension cost:
Gross	(128,004)	(4,951)	130,211	(2,744)
Income tax benefit (expense)	34,917	1,139	(35,318)	738
Net	(93,087)	(3,812)	94,893	(2,006)
Cumulative translation adjustment:
Gross	(2,036)	4	—	(2,032)
Income tax benefit (expense)	—	—	—	—
Net	(2,036)	4	—	(2,032)
Total accumulated other comprehensive (loss) income	$(95,921)	$(3,005)	$94,400	$(4,526)

CTS CORPORATION 54

The components of accumulated other comprehensive (loss) income for the year ended December 31, 2020 are as follows:

	As of December 31, 2019	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2020
Changes in fair market value of derivatives:
Gross	$659	$(3,015)	$1,318	$(1,038)
Income tax (expense) benefit	(150)	684	(294)	240
Net	509	(2,331)	1,024	(798)
Changes in unrealized pension cost:
Gross	(124,140)	—	(3,864)	(128,004)
Income tax benefit	34,018	—	899	34,917
Net	(90,122)	—	(2,965)	(93,087)
Cumulative translation adjustment:
Gross	(2,211)	175	—	(2,036)
Income tax benefit (expense)	98	(98)	—	—
Net	(2,113)	77	—	(2,036)
Total accumulated other comprehensive (loss) income	$(91,726)	$(2,254)	$(1,941)	$(95,921)

NOTE 16 — Shareholders' Equity

Share count and par value data related to shareholders' equity are as follows:

	As of December 31,
	2021	2020
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,245,060	57,076,410
Shares outstanding	32,178,715	32,276,787
Treasury stock
Shares held	25,066,345	24,799,623

On May 13, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaces the repurchase program approved by the Board of Directors on February 7, 2019.  During the year ended December 31, 2021, 266,722 shares of common stock were repurchased for approximately $8,786. Approximately $41,214 is still available for future purchases under this program.

A roll forward of common shares outstanding is as follows:

	As of December 31,
	2021	2020
Balance at beginning of the year	32,276,787	32,472,406
Repurchases	(266,722)	(342,731)
Restricted stock unit issuances	168,650	147,112
Balance at end of period	32,178,715	32,276,787

NOTE 17 — Stock-Based Compensation

At December 31, 2021, we had five stock-based compensation plans: the Non-Employee Directors' Stock Retirement Plan ("Directors' Plan"), the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan"), the 2009 Omnibus Equity and Performance Incentive Plan ("2009

CTS CORPORATION 55

Plan"), the 2014 Performance & Incentive Plan ("2014 Plan"), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan. The 2018 Plan allows for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance units, and other stock awards subject to the terms of the 2018 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Earnings related to stock-based compensation plans:

	Years Ended December 31,
	2021	2020	2019
Service-Based RSUs	$2,714	$2,601	$2,207
Performance-Based RSUs	3,113	539	2,553
Cash-settled awards	278	277	255
Total	$6,105	$3,417	$5,015
Income tax benefit	1,404	786	1,133
Net	$4,701	$2,631	$3,882

The fair value of all equity awards that vested during the periods ended December 31, 2021, 2020, and 2019 were $7,063, $5,680, and $6,589, respectively. We recorded a tax deduction related to equity awards that vested during the year ended December 31, 2021, in the amount of $1,624.

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized compensation expense at December 31, 2021	Weighted- average period
Service-Based RSUs	$2,021	1.23 years
Performance-Based RSUs	3,704	1.77 years
Total	$5,725	1.58 years

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of December 31, 2021:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available to be granted	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance stock options outstanding	—	—	—	—	—
Maximum potential RSU and cash settled awards outstanding	638,268	35,100	45,200	14,545	4,722
Maximum potential awards outstanding	638,268	35,100	45,200	14,545	4,722
RSUs and cash settled awards vested and released	127,313	—	—	—	—
Awards available to be granted	1,734,419	—	—	—	—

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

CTS CORPORATION 56

A summary of RSU activity for the year ended December 31, 2021 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	367,428	$21.28
Granted	93,565	33.81
Released	(161,626)	21.41
Forfeited	(16,151)	29.11
Outstanding at December 31, 2021	283,216	$24.91	17.88	$10,320
Releasable at December 31, 2021	132,667	$17.53	29.92	$4,872

	Years Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value	$33.81	$27.94	$28.61
Intrinsic value of RSUs released	$5,408	$2,503	$2,155

A summary of non-vested RSU activity for the year ended December 31, 2021 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	163,854	$28.14
Granted	93,565	33.81
Vested	(90,719)	28.39
Forfeited	(16,151)	29.11
Nonvested at December 31, 2021	150,549	$31.42

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

A summary of PSU activity for the year ended December 31, 2021 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	225,559	$28.97
Granted	90,337	34.38
Added by performance factor	18,107	28.33
Released	(53,145)	28.33
Forfeited	(43,091)	27.71
Outstanding at December 31, 2021	237,767	$31.35	1.74	$8,731
Releasable at December 31, 2021	—	$—		$—

CTS CORPORATION 57

The following table summarizes each grant of performance awards outstanding at December 31, 2021:

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2019-2021 Performance RSUs	February 7, 2019	2021	35% RTSR, 35% sales growth, 30% operating cash flow	46,928	93,856
2019 Supplemental Performance RSUs	February 7, 2019	2021	Succession Planning Targets	6,945	13,890
2020 - 2022 QTI Performance RSUs	September 24, 2019	2022	50% EBITDA growth, 50% Sales growth	1,750	3,500
2020 - 2022 Performance RSUs	February 6, 2020	2022	25% RTSR, 40% sales growth, 35% operating cash flow	59,475	118,950
2021 - 2023 Performance RSUs	Varies	2023	25% RTSR, 40% sales growth, 35% operating cash flow	69,669	139,338
Focus 2025 Performance RSUs	Varies	2024	Cumulative revenues of $750 million over a trailing four-quarter period	53,000	53,000
Total				237,767	422,534

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At December 31, 2021, and 2020, we had 32,085 and 30,009 cash-settled RSUs outstanding, respectively. At December 31, 2021, and 2020, liabilities of $400 and $396, respectively were included in Accrued expenses and other liabilities on our Consolidated Balance Sheets.

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

The table below summarizes the financial liabilities and assets that were measured at fair value on a recurring basis as of December 31, 2021 and the gain (loss) recorded during the year ended December 31, 2021:

	(Liability) Asset Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Loss) Gain for Year Ended December 31, 2021
Interest rate swap	$(790)	$—	$(790)	$—	$(744)
Foreign currency hedges	$135	$—	$135	$—	$1,384
Contingent consideration	$(1,200)	$—	$—	$(1,200)	$—

The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2020 and the (loss) recorded during the year ended December 31, 2020:

	(Liability) Asset Carrying Value at December 31, 2020	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Loss) for Year Ended December 31, 2020
Interest rate swap	$(2,217)	$—	$(2,217)	$—	$(432)
Foreign currency hedges	$1,125	$—	$1,125	$—	$(887)
Contingent consideration	$(2,000)	$—	$—	$(2,000)	$—

CTS CORPORATION 58

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

A roll-forward of the contingent consideration is as follows:

Contingent
Consideration
Balance at December 31, 2020	$2,000
Settled in cash	(650)
Reclassified to payable in accrued expenses and other liabilities	(150)
Balance at December 31, 2021 in accrued expenses and other liabilities	$1,200

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

NOTE 19 — Income Taxes

(Loss) earnings before income taxes consist of the following:

	Years Ended December 31,
	2021	2020	2019
U.S.	$(128,699)	$(7,101)	$15,103
Non-U.S.	67,819	52,580	35,163
Total	$(60,880)	$45,479	$50,266

Significant components of income tax provision/(benefit) are as follows:

	Years Ended December 31,
	2021	2020	2019
Current:
U.S.	$36	$211	$(391)
Non-U.S.	11,932	11,275	10,666
Total Current	11,968	11,486	10,275
Deferred:
U.S.	(35,979)	(2,815)	558
Non-U.S.	4,997	2,122	3,287
Total Deferred	(30,982)	(693)	3,845
Total provision for income taxes	$(19,014)	$10,793	$14,120

CTS CORPORATION 59

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Post-retirement benefits	$1,226	$1,259
Inventory reserves	69	477
Loss carry-forwards	5,070	5,128
Credit carry-forwards	19,665	17,401
Accrued expenses	4,917	5,693
Research expenditures	19,226	18,893
Operating lease liabilities	5,643	6,012
Stock compensation	1,970	1,969
Foreign exchange loss	2,052	2,166
Other	769	872
Gross deferred tax assets	60,607	59,870
Depreciation and amortization	13,386	13,004
Pensions	10,958	12,557
Operating lease assets	5,307	5,703
Subsidiaries' unremitted earnings	1,947	3,046
Gross deferred tax liabilities	31,598	34,310
Net deferred tax assets	29,009	25,560
Deferred tax asset valuation allowance	(9,489)	(8,320)
Total net deferred tax assets	$19,520	$17,240

The deferred tax assets and deferred tax liabilities, classified as non-current, are as follows below:

	As of December 31,
	2021	2020
Non-current deferred tax assets	$25,414	$24,250
Non-current deferred tax liabilities	$(5,894)	$(7,010)
Total net deferred tax assets	$19,520	$17,240

At each reporting date, we weigh all available positive and negative evidence to assess whether it is more-likely-than-not that the Company's deferred tax assets, including deferred tax assets associated with accumulated loss carryforwards and tax credits in the various jurisdictions in which it operates, will be realized. As of December 31, 2021, and 2020, we recorded deferred tax assets related to certain U.S. state and non-U.S. income tax loss carryforwards of $5,070 and $5,128, respectively, and U.S. and non-U.S. tax credits of $19,665 and $17,401, respectively. The deferred tax assets expire in various years primarily between 2022 and 2041.

Generally, we assess if it is more-likely-than-not that our net deferred tax assets will be realized during the available carry-forward periods. As a result, we have determined that valuation allowances of $9,489 and $8,320 should be provided for certain deferred tax assets at December 31, 2021, and 2020, respectively. As of December 31, 2021, the valuation allowances relate to certain U.S. state and non-U.S. loss carry-forwards and certain U.S. state tax credits that management does not anticipate will be utilized.

A valuation allowance of $1,286 was recorded in 2021 against the U.S. federal foreign tax credit carryforwards of $9,229. These credits begin to expire in varying amounts between 2028 and 2031. No valuation allowance was recorded in 2021 against the U.S. federal research and development tax credits of $8,024. These credits begin to expire in varying amounts between 2022 and 2041. We assessed the anticipated realization of those tax credits utilizing future taxable income projections. Based on those projections, management believes it is more-likely-than-not that we will realize the benefits of these credit carryforwards.

CTS CORPORATION 60

The following table reconciles taxes at the U.S. federal statutory rate to the effective income tax rate:

	Years Ended December 31,
	2021	2020	2019
Taxes at the U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.3%	(0.1)%	0.4%
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	3.1%	(0.9)%	1.3%
Foreign source earnings, net of associated foreign tax credits	0.1%	(0.7)%	0.3%
Benefit of tax credits	0.8%	(0.7)%	(1.5)%
Non-deductible expenses	(1.6)%	(0.5)%	4.1%
Stock compensation - excess tax benefits	0.7%	(0.1)%	(1.1)%
Adjustment to valuation allowances	(3.1)%	1.6%	(0.4)%
Other changes in tax laws and rates	—	—	0.1%
Change in unrecognized tax benefits	0.4%	(0.7)%	3.3%
Impacts of unremitted foreign earnings	(4.5)%	5.2%	1.3%
Release of disproportionate tax effects of OCI	8.8%	—	—
Other	1.2%	(0.4)%	(0.7)%
Effective income tax rate	31.2%	23.7%	28.1%

  In 2020, the Company began the termination of the U.S.-based pension plan. As a result of the final settlement of the pension liability in 2021, we reclassified the disproportionate tax effect related to the pension plan of $5,375 that were previously recorded in accumulated other comprehensive loss to income tax expense.  Further information related to our pension terminations is included in Note 7 – Retirement Plans.

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

We recognize the financial statement benefit of a tax position when it is more-likely-than-not, based on its technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2021, we have approximately $2,196 of unrecognized tax benefits, which if recognized, would impact the effective tax rate. We do not anticipate significant changes in our unrecognized tax benefit within the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefits is provided below:

	As of December 31,
	2021	2020
Balance at January 1	$3,128	$5,016
Increase related to current year tax positions	70	880
Decrease related to prior year tax positions	(237)	(1,156)
Decrease related to lapse in statute of limitation	(125)	—
Decrease related to settlements with taxing authorities	(640)	(1,612)
Balance at December 31	$2,196	$3,128

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, and 2020, $39 and $301, respectively, of interest and penalties were accrued.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2018 through 2020; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss

CTS CORPORATION 61

carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2010 through 2020 based on local statutes.

NOTE 20 — Geographic Data

Financial information relating to our operations by geographic area were as follows:

	Years Ended December 31,
Net Sales	2021	2020	2019
United States	$297,322	$241,823	$279,904
China	106,700	88,129	87,342
Singapore	37,742	31,985	32,957
Czech Republic	36,252	27,143	33,214
Taiwan	27,768	21,849	19,810
Other non-U.S.	7,141	13,137	15,772
Consolidated net sales	$512,925	$424,066	$468,999

Sales are attributed to countries based upon the origin of the sale.

	Years Ended December 31,
Long-Lived Tangible Assets	2021	2020
United States	$37,409	$39,368
China	30,461	30,240
Mexico	13,311	12,441
Czech Republic	9,728	9,856
Taiwan	5,679	5,071
Other non-U.S	288	461
Consolidated long-lived assets	$96,876	$97,437

CTS CORPORATION 62

CTS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	(Write-offs) / Recoveries	Balance at End of Period
Year ended December 31, 2021 Allowance for credit losses	$764	$1,020	$4	$(131)	$1,657
Year ended December 31, 2020 Allowance for credit losses	$261	$513	$152	$(162)	$764
Year ended December 31, 2019 Allowance for credit losses	$384	$141	$(9)	$(255)	$261

CTS CORPORATION 63

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CTS CORPORATION 64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 25, 2022

CTS CORPORATION 65

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of CTS common stock that could be issued under all of our equity compensation plans as of December 31, 2021:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights (2)	(b) Weighted- Average Grant Date Fair Value of Outstanding Options, RSUs, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	820,021	$27.85	1,734,419
Equity compensation plans not approved by security holders(1)	4,722	—	—
Total	824,743		1,734,419

(1)

In 1990, we adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, we annually credited an account for each non-employee director with 800 CTS common stock units. We also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2021, the deferred stock accounts contained a total of 4,722 CTS common stock units.

(2)	Based on achievement of the maximum targets for performance-based equity grants.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION 66

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to the aggregate fees billed to us by our principal accountant, Grant Thornton LLP (PCAOB ID No. 248), may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION 67

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of CTS Corporation and Subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings:  Years ended December 31, 2021, December 31, 2020, and December 31, 2019

Consolidated Statements of Comprehensive Earnings:  Years ended December 31, 2020, December 31, 2020, and December 31, 2019

Consolidated Balance Sheets: December 31, 2021, and December 31, 2020

Consolidated Statements of Cash Flows:  Years ended December 31, 2021, December 31, 2020, and December 31, 2019

Consolidated Statements of Shareholders' Equity:  Years Ended December 31, 2021, December 31, 2020, and December 31, 2019

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

CTS CORPORATION 68

(10)(h)

Credit Agreement Between CTS Corporation and CTS International B.V. and BMO Harris Bank N.A. dated February 12, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 15, 2019).

(10)(i)

Credit Agreement by and among CTS Corporation, the Lenders from time to time parties thereto, and BMO Harris Bank N.A, as L/C Issuer and Administrative Agent dated December 15, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 17, 2021).

(10)(j)	CTS Corporation Pension Plan Exhibit (Amended and Restated Effective As of July 1, 2015) (incorporated by reference to Exhibit 10(s) to the Form 10-K filed with the SEC on February 23, 2018).

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

(10)(p)	CTS Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on February 18, 2015)

(10)(q)	CTS Corporation 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on May 22, 2018).

(21)	Subsidiaries.

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of (Loss) Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

*	Management contract or compensatory plan or arrangement.

CTS CORPORATION 69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 25, 2022	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 25, 2022	By:	/s/ Thomas M. White
Thomas M. White Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2022	By:	/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2022	By:	/s/ Robert A. Profusek
Robert A. Profusek Lead Director

Date: February 25, 2022	By:	/s/ Gordon Hunter
Gordon Hunter Director

Date: February 25, 2022	By:	/s/ William S. Johnson
William S. Johnson Director

Date: February 25, 2022	By:	/s/ Alfonso G. Zulueta
Alfonso G. Zulueta Director

Date: February 25, 2022	By:	/s/ Ye Jane Li
Ye Jane Li Director

Date: February 25, 2022	By:	/s/ Donna M. Costello
Donna M. Costello Director

CTS CORPORATION 70