Form 10-Q
period 2022-03-31
CTS CORP
filed 2022-04-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2022: 32,088,422.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net sales	$147,695	$128,427
Cost of goods sold	93,355	85,836
Gross margin	54,340	42,591
Selling, general and administrative expenses	21,788	18,325
Research and development expenses	6,194	5,687
Restructuring charges	312	81
Operating earnings	26,046	18,498
Other (expense) income:
Interest expense	(546)	(555)
Interest income	180	202
Other income (expense), net	66	(3,356)
Total other expense, net	(300)	(3,709)
Earnings before income taxes	25,746	14,789
Income tax expense	5,507	2,799
Net earnings	$20,239	$11,990
Earnings per share:
Basic	$0.63	$0.37
Diluted	$0.63	$0.37
Basic weighted – average common shares outstanding:	32,123	32,319
Effect of dilutive securities	204	301
Diluted weighted – average common shares outstanding:	32,327	32,620
Cash dividends declared per share	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net earnings	$20,239	$11,990
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	1,235	124
Changes in unrealized pension cost, net of tax	94	1,422
Cumulative translation adjustment, net of tax	(249)	12
Other comprehensive earnings	$1,080	$1,558
Comprehensive earnings	$21,319	$13,548

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$126,118	$141,465
Accounts receivable, net	95,107	82,191
Inventories, net	52,454	49,506
Other current assets	18,366	15,927
Total current assets	292,045	289,089
Property, plant and equipment, net	97,041	96,876
Operating lease assets, net	23,212	21,594
Other Assets
Prepaid pension asset	31,882	49,382
Goodwill	117,524	109,798
Other intangible assets, net	79,849	69,888
Deferred income taxes	23,828	25,415
Other	19,365	2,420
Total other assets	272,448	256,903
Total Assets	$684,746	$664,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$60,010	$55,537
Operating lease obligations	3,522	3,393
Accrued payroll and benefits	12,954	18,418
Accrued expenses and other liabilities	38,554	36,718
Total current liabilities	115,040	114,066
Long-term debt	50,000	50,000
Long-term operating lease obligations	22,712	21,354
Long-term pension obligations	6,464	6,886
Deferred income taxes	5,865	5,894
Other long-term obligations	4,487	2,684
Total Liabilities	204,568	200,884
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	316,496	314,620
Additional contributed capital	41,158	42,549
Retained earnings	511,197	492,242
Accumulated other comprehensive loss	(3,445)	(4,525)
Total shareholders’ equity before treasury stock	865,406	844,886
Treasury stock	(385,228)	(381,308)
Total shareholders’ equity	480,178	463,578
Total Liabilities and Shareholders’ Equity	$684,746	$664,462

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,239	$11,990
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,749	6,800
Pension and other post-retirement plan expense	91	1,980
Stock-based compensation	1,950	1,219
Deferred income taxes	1,195	63
Gain on foreign currency hedges, net of cash	(15)	(42)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(9,969)	(1,121)
Inventories	(615)	(2,052)
Operating lease assets	(224)	(340)
Other assets	(253)	168
Accounts payable	3,936	2,864
Accrued payroll and benefits	(5,733)	(210)
Operating lease liabilities	93	325
Accrued expenses and other liabilities	2,219	(1,398)
Pension and other post-retirement plans	(377)	(136)
Net cash provided by operating activities	19,286	20,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,400)	(1,638)
Payments for acquisition, net of cash received	(24,484)	—
Net cash used in investing activities	(27,884)	(1,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(150,000)	(241,600)
Proceeds from borrowings of long-term debt	150,000	237,000
Purchase of treasury stock	(3,920)	—
Dividends paid	(1,289)	(1,291)
Payment of contingent consideration	(150)	—
Taxes paid on behalf of equity award participants	(1,413)	(1,402)
Net cash used in financing activities	(6,772)	(7,293)
Effect of exchange rate changes on cash and cash equivalents	23	440
Net (decrease) increase in cash and cash equivalents	(15,347)	11,619
Cash and cash equivalents at beginning of period	141,465	91,773
Cash and cash equivalents at end of period	$126,118	$103,392
Supplemental cash flow information:
Cash paid for interest	$480	$378
Cash paid for income taxes, net	$2,548	$3,510
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,339	$1,019

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three months ended March 31, 2022:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2021	$314,620	$42,549	$492,242	$(4,525)	$(381,308)	$463,578
Net earnings	—	—	20,239	—	—	20,239
Changes in fair market value of derivatives, net of tax	—	—	—	1,235	—	1,235
Changes in unrealized pension cost, net of tax	—	—	—	94	—	94
Cumulative translation adjustment, net of tax	—	—	—	(249)	—	(249)
Cash dividends of $0.04 per share	—	—	(1,284)	—	—	(1,284)
Acquired 116,176 shares of treasury stock	—	—	—	—	(3,920)	(3,920)
Issued shares on vesting of restricted stock units	1,876	(3,289)	—	—	—	(1,413)
Stock compensation	—	1,898	—	—	—	1,898
Balances at March 31, 2022	$316,496	$41,158	$511,197	$(3,445)	$(385,228)	$480,178

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands except for share and per share data)

March 31, 2022

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS”, "we", "our", "us" or the "Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2 – Revenue Recognition

The core principle of Accounting Standard Codification (“ASC”) Topic 606 Revenue from Contracts with Customers is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle:

•	Identify the contract(s) with a customer
•	Identify the performance obligations
•	Determine the transaction price
•	Allocate the transaction price
•	Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of March 31, 2022 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended
	March 31, 2022	March 31, 2021
Transportation	$79,134	$75,854
Industrial	40,007	29,627
Medical	15,867	11,276
Aerospace & Defense	12,687	11,670
Total	$147,695	$128,427

NOTE 3 – Business Acquisitions

TEWA Temperature Sensors SP. Zo.o. Acquisition

On February 28, 2022, we acquired 100% of the outstanding shares of TEWA Temperature Sensors SP. Zo.o. (“TEWA”). TEWA is a designer and manufacturer of high-quality temperature sensors. TEWA has complementary capabilities with our existing temperature sensing platform and the acquisition supports our end market diversification strategy by expanding our presence in Europe.

The purchase price, which includes assumed changes in working capital, of $24,484, net of cash acquired of $2,945, has been allocated to the fair values of assets and liabilities acquired as of February 28, 2022. The allocation of the purchase price continues to be preliminary pending the completion of the valuation of intangible assets and finalization of management's estimates. The final purchase price allocation may result in a materially different allocation than that recorded as of March 31, 2022.

The following table summarizes the consideration paid and the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

Fair Values at February 28, 2022
Current assets	$6,702
Property, plant and equipment	2,175
Other assets	28
Goodwill	7,726
Intangible assets	12,348
Fair value of assets acquired	28,979
Less fair value of liabilities acquired	(4,495)
Purchase price	$24,484

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $1,164 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up is being amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with $580 recognized in the first quarter of 2022.

Intangible assets acquired have been assigned a provisional value of $12,348 and an estimated weighted average amortization period of 12 years. They are included as customer lists/relationships in our Condensed Consolidated Balance Sheets and subsequent notes. Due to the timing of the acquisition, the identification and valuation of all intangible assets remains incomplete; however, management used historical experience and projections to estimate the potential value at March 31, 2022. The amount and assumptions included above remain an estimate that will be adjusted once purchase accounting is complete.

Ferroperm Piezoceramics A/S Announced Acquisition

On April 12, 2022, we entered into a Share Sale and Purchase Agreement (“SPA”) with Meggitt International, Ltd., a private limited company incorporated in England and Wales (“Seller”), and Meggitt International Holdings, Ltd., a private limited company incorporated in England and Wales (“Guarantor”), to acquire (the “Ferroperm Acquisition”) Meggitt A/S (a/k/a Ferroperm Piezoceramics A/S), a company incorporated in Denmark (“Ferroperm”). Seller and Guarantor are wholly-owned subsidiaries of Meggitt PLC, a public limited company incorporated in England and Wales.  Ferroperm is a wholly-owned subsidiary of Seller, and a leading provider of advanced materials focused on high performance piezoelectric ceramics with a majority of its sales in the medical end-market.

Pursuant to the SPA, the Company has agreed to purchase all of the issued and outstanding shares of Ferroperm from Seller for DKK 525 million in cash (approximately $76,800 based on the exchange rate between DKK and USD of 6.836 as of April 12, 2022), subject to customary net debt and working capital adjustments.  The Ferroperm Acquisition is subject to the receipt of certain governmental approvals and the satisfaction of other closing conditions.  The SPA contains customary conditions, representations, warranties, indemnities and covenants by, among, and for the benefit of the parties. At the time of the SPA, we hedged approximately DKK 400 million of the purchase price in order to manage the Company’s foreign currency risk. The hedge does not qualify for hedge accounting.

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	March 31,	December 31,
	2022	2021
Accounts receivable, gross	$96,499	$83,848
Less: Allowance for credit losses	(1,392)	(1,657)
Accounts receivable, net	$95,107	$82,191

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	March 31,	December 31,
	2022	2021
Finished goods	$10,891	$11,955
Work-in-process	19,525	18,878
Raw materials	31,032	28,078
Less: Inventory reserves	(8,994)	(9,405)
Inventories, net	$52,454	$49,506

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	March 31,	December 31,
	2022	2021
Land and land improvements	$1,099	$1,095
Buildings and improvements	71,176	69,614
Machinery and equipment	247,174	247,708
Less: Accumulated depreciation	(222,408)	(221,541)
Property, plant and equipment, net	$97,041	$96,876

Depreciation expense for the three months ended March 31, 2022 and March 31, 2021 was $4,368 and $4,431, respectively.

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other income (expense), net in the Condensed Consolidated Statement of Earnings is as follows:

	Three months ended
	March 31,	March 31,
	2022	2021
Net pension expense	$65	$1,957

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Service cost	$—	$—	$6	$6
Interest cost	5	1,253	4	4
Expected return on plan assets(1)	—	(1,113)	(3)	(3)
Amortization of loss	8	1,767	45	43
Total expense, net	$13	$1,907	$52	$50

(1)	Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

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

Upon the partial settlement of the pension liability due to the lump sum offering in the second quarter of 2021, the Company recognized a non-cash and non-operating settlement charge of $20,063 related to pension losses, reclassified from accumulated other comprehensive loss to other income (expense) in the Company's Condensed Consolidated Statements of Earnings.

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

As a result of the final settlement of the pension liability with the purchase of annuities, we reclassified the remaining related unrecognized pension losses of $106,206 that were previously recorded in accumulated other comprehensive loss to the Consolidated Statements of Earnings as a non-cash and non-operating settlement charge in the third quarter of 2021.

In January 2022, we transferred approximately $17,500 of funds from Plan assets to a qualified replacement plan (“QRP”) managed by the Company. The QRP requires that these assets be used to fund future annual Company contributions to our U.S. 401(k) program. The Plan assets of $31,882 as of March 31, 2022, will remain in the Plan until final administrative tasks are completed. This process is expected to be completed in the second quarter of 2022, whereby the remaining Plan assets will liquidate and revert to CTS. At that time, the funds will be subject to income and excise taxes.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Service cost	$—	$—
Interest cost	26	23
Amortization of gain	—	—
Total expense, net	$26	$23

NOTE 8 – Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$109,237	$(50,676)	$58,561
Technology and other intangibles	47,441	(26,153)	21,288
Other intangible assets, net	$156,678	$(76,829)	$79,849
Amortization expense for the three months ended March 31, 2022		$2,381

	As of
	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$96,889	$(49,213)	$47,676
Technology and other intangibles	47,441	(25,229)	22,212
Other intangible assets, net	$144,330	$(74,442)	$69,888
Amortization expense for the three months ended March 31, 2021		$2,369

Remaining amortization expense for other intangible assets as of March 31, 2022 is as follows:

Amortization expense
2022	$7,581
2023	8,149
2024	7,987
2025	7,765
2026	7,731
Thereafter	40,636
Total amortization expense	$79,849

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2021	$109,798
Increase from acquisition	7,726
Goodwill as of March 31, 2022	117,524

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statement of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Restructuring charges	$312	$81

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is now estimated to be in the range of $3,500 and $4,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $1,397 in program costs to date. There were no substantial restructuring charges under the September 2020 Plan during the three months ended March 31, 2022. Due to the robust market demand and COVID-19 limitations, some projects are delayed. As of March 31, 2022 there was no liability related to the September 2020 Plan.

Other Restructuring Activities

From time to time we undertake other restructuring activities that are not part of a formal plan. During the three months ended March 31, 2022 and March 31, 2021, we incurred restructuring charges of $312 and $81, respectively, primarily related to workforce reduction costs. The total restructuring liability associated with these actions was $816 at March 31, 2022 and $962 at December 31, 2021.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the three months ended March 31, 2022:

Restructuring liability at January 1, 2022	$962
Restructuring charges	312
Cost paid	(458)
Other activity(1)	—
Restructuring liability at March 31, 2022	$816

(1)	Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	March 31,	December 31,
	2022	2021
Accrued product related costs	$3,102	$3,188
Accrued income taxes	8,170	6,761
Accrued property and other taxes	2,890	2,370
Accrued professional fees	1,876	1,629
Accrued customer related liabilities	4,250	3,254
Dividends payable	1,285	1,289
Remediation reserves	11,106	10,979
Derivative liabilities	—	437
Other accrued liabilities	5,875	6,811
Total accrued expenses and other liabilities	$38,554	$36,718

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	March 31,	December 31,
	2022	2021
Balance at beginning of period	$10,979	$10,642
Remediation expense	511	2,254
Net remediation payments	(383)	(1,929)
Other activity(1)	(1)	12
Balance at end of the period	$11,106	$10,979

(1)	Other activity includes currency translation adjustments not recorded through remediation expense.

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

NOTE 12 - Debt

Long-term debt is comprised of the following:

	As of
	March 31,	December 31,
	2022	2021
Total credit facility	$400,000	$400,000
Balance outstanding	50,000	50,000
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$348,260	$348,260
Weighted-average interest rate	1.25%	1.16%

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

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at March 31, 2022. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three months ended March 31, 2022 and March 31, 2021 was approximately $48 and $42, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

The effective portion of derivative gains and losses are recorded in accumulated other comprehensive loss until the hedged transaction affects earnings upon settlement, at which time they are reclassified to cost of goods sold or net sales. If it is probable that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive loss to other income (expense), net.

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2022.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At March 31, 2022, we had a net unrealized gain of $514 in accumulated other comprehensive loss, of which $511 is expected to be reclassified to earnings within the next 12 months. At March 31, 2021, we had a net unrealized gain of $670 in accumulated other comprehensive loss. The notional amount of foreign currency forward contracts outstanding was $13,734 at March 31, 2022.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. As of March 31, 2022, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $33.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2022, are shown in the following table:

	As of
	March 31,	December 31,
	2022	2021
Interest rate swaps reported in Other current assets	$43	$—
Interest rate swaps reported in Other assets	$262	$—
Interest rate swaps reported in Accrued expenses and other liabilities	$—	$(437)
Interest rate swaps reported in Other long-term obligations	$—	$(353)
Foreign currency hedges reported in Other current assets	$660	$135

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $660 and foreign currency derivative liabilities of $0 at March 31, 2022.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Cost of goods sold	$146	$221
Selling, general and administrative expense	—	—
Total gain reclassified from AOCI to earnings	146	221
Total derivative gain on foreign exchange contracts recognized in earnings	$146	$221
Interest Rate Swaps:
Benefit (expense) recorded in Interest expense	$171	$(176)
Total net gains on derivatives	$317	$45

NOTE 14 – Accumulated Other Comprehensive Loss

Shareholders’ equity includes certain items classified as accumulated other comprehensive loss (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three months ended March 31, 2022 and March 31, 2021 were $288 and $1,330, respectively, which have been included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive loss for the three months ended March 31, 2022 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2021	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$(634)	$1,577	$26	$969
Income tax benefit (expense)	147	(363)	(5)	(221)
Net	(487)	1,214	21	748
Changes in unrealized pension cost:
Gross	(2,744)	—	120	(2,624)
Income tax benefit (expense)	738	—	(26)	712
Net	(2,006)	—	94	(1,912)
Cumulative translation adjustment:
Gross	(2,032)	(249)	—	(2,281)
Income tax benefit	—	—	—	—
Net	(2,032)	(249)	—	(2,281)
Total accumulated other comprehensive (loss) income	$(4,525)	$965	$115	$(3,445)

The components of accumulated other comprehensive loss for the three months ended March 31, 2021, are as follows:

			(Gain) Loss
	As of	(Loss) Gain	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2020	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(1,038)	$206	$(45)	$(877)
Income tax benefit (expense)	240	(47)	10	203
Net	(798)	159	(35)	(674)
Changes in unrealized pension cost:
Gross	(128,004)	—	1,847	(126,157)
Income tax benefit (expense)	34,917	—	(425)	34,492
Net	(93,087)	—	1,422	(91,665)
Cumulative translation adjustment:
Gross	(2,036)	12	—	(2,024)
Income tax benefit (expense)	—	—	—	—
Net	(2,036)	12	—	(2,024)
Total accumulated other comprehensive (loss) income	$(95,921)	$171	$1,387	$(94,363)

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 31,	December 31,
	2022	2021
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,305,743	57,245,060
Shares outstanding	32,123,222	32,178,715
Treasury stock
Shares held	25,182,521	25,066,345

On May 13, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaces the repurchase program approved by the Board of Directors on February 7, 2019. During the three months ended March 31, 2022, 116,176 shares of common stock were repurchased for $3,920. During the three months ended March 31, 2021, there were no shares of common stock that were repurchased. As of March 31, 2022, approximately $37,295 remains available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Three months ended
	March 31,	March 31,
	2022	2021
Balance at the beginning of the year	32,178,715	32,276,787
Repurchases	(116,176)	—
Restricted share issuances	60,683	71,573
Balance at the end of the period	32,123,222	32,348,360

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three months ended March 31, 2022 and 2021 were 38,384 and 35,167, respectively.

NOTE 16- Stock-Based Compensation

At March 31, 2022, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three months ended
	March 31,	March 31,
	2022	2021
Service-based RSUs	$676	$686
Performance-based RSUs	1,222	494
Cash-settled RSUs	52	39
Total	$1,950	$1,219
Income tax benefit	449	281
Net expense	$1,501	$938

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	March 31, 2022	Period
Service-based RSUs	$3,433	1.56
Performance-based RSUs	6,118	2.08
Total	$9,551	1.89

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of March 31, 2022:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential RSU and cash settled awards outstanding	728,468	35,100	45,200	14,545	4,722
Maximum potential awards outstanding	728,468	35,100	45,200	14,545	4,722
RSUs and cash settled awards vested and released	110,669	—	—	—	—
Awards available for grant	1,660,863	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the three months ended March 31, 2022:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	283,216	$24.91
Granted	65,486	33.59
Vested and released	(51,485)	30.69
Forfeited	(3,753)	29.44
Outstanding at March 31, 2022	293,464	$25.78
Releasable at March 31, 2022	132,667	$17.53

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the three months ended March 31, 2022:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	237,767	$31.33
Granted	79,202	37.17
Attained by performance	5,128	29.50
Released	(51,848)	30.64
Forfeited	(9,653)	30.84
Outstanding at March 31, 2022	260,596	$33.23
Releasable at March 31, 2022	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At March 31, 2022 and December 31, 2021 we had 44,430 and 32,085 cash-settled RSUs outstanding, respectively. At March 31, 2022 and December 31, 2021, liabilities of $212 and $400, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2022:

		Quoted Prices in Active

	Asset (Liability)		Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	March 31,	Instruments	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$305	$—	$305	$—
Foreign currency hedges	$660	$—	$660	$—
Contingent consideration	$(1,050)	$—	$—	$(1,050)
Qualified replacement plan assets	$16,766	$16,766	$—	$—

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021:

		Quoted Prices in Active

	Asset (Liability)		Significant
	Carrying	Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(790)	$—	$(790)	$—
Foreign currency hedges	$135	$—	$135	$—
Contingent consideration	$(1,200)	$—	$—	$(1,200)

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

A roll-forward of the contingent consideration is as follows:

Contingent
Consideration
Balance at December 31, 2021	$1,200
Settled in cash	(150)
Balance at March 31, 2022 in accrued expenses and other liabilities	$1,050

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

The QRP assets consist of investment funds maintained for future contributions to the Company’s U.S. 401(k) program. See Note 7 for further information on the QRP. The investments are Level 1 marketable securities and are recorded in Other assets on our Condensed Consolidated Balance Sheets.

NOTE 18 — Income Taxes

The effective tax rates for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended
	March 31,	March 31,
	2022	2021
Effective tax rate	21.4%	18.9%

Our effective income tax rate was 21.4% and 18.9% in the first quarters of 2022 and 2021, respectively. The increase in effective income tax is primarily attributed to an increase in foreign withholding taxes.  The first quarter 2022 effective income tax rate was higher than the U.S. statutory federal tax rate primarily due to the impact of foreign withholding taxes and state taxes.  The first quarter 2021 effective tax rate was lower than the U.S. statutory federal tax rate primarily due to foreign earnings that are taxed at lower rates and tax benefits recorded upon vesting of restricted stock units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

(in thousands of dollars, except percentages and per share amounts)

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We manufacture sensors, actuators, and connectivity components in North America, Europe, and Asia. CTS provides engineered products to original equipment manufacturers (“OEMs”) and tier one suppliers in the aerospace and defense, industrial, medical, and transportation markets.

There is an increasing proliferation of sensing, connectivity, and motion applications within various markets we serve. Our success is dependent on the ability to execute our strategy to support these trends. We are subject to challenges including, without limitation, periodic market softness, competition from other suppliers, changes in technology, and the ability to add new customers, launch new products or penetrate new markets.

COVID-19 Impact and Supply Chain Uncertainties

The COVID-19 pandemic and subsequent supply chain uncertainties have had a significant negative impact on the global economy in 2020, 2021, and into 2022. These events have disrupted the financial markets, negatively impacted the global supply chain and increased the cost of materials and operations, particularly within the global automotive industry. Key semiconductor chip and other critical part shortages continue to force OEMs to shut down production, often on short notice. With customers changing orders on short notice, we run the risk of carrying excess inventory in these situations. These developments are outside of our control, remain highly uncertain, and cannot be predicted. In addition, the supply chain shortages continue to put pressure on our manufacturing costs and our gross margins. We continue to actively monitor the ongoing impacts of the COVID-19 pandemic and supply chain issues and will seek to mitigate and minimize their impact on our business, when possible. We anticipate these challenges to continue to impact our results for the remainder of 2022 and we remain cautious about the financial impact of these potential disruptions on our business.

Results of Operations: First Quarter 2022 versus First Quarter 2021

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2022, and March 31, 2021:

	Three Months Ended			Percent of	Percent of
	March 31,	March 31,	Percent	Net Sales –	Net Sales –
	2022	2021	Change	2022	2021
Net sales	$147,695	$128,427	15.0%	100.0%	100.0%
Cost of goods sold	93,355	85,836	8.8	63.2	66.8
Gross margin	54,340	42,591	27.6	36.8	33.2
Selling, general and administrative expenses	21,788	18,325	18.9	14.8	14.3
Research and development expenses	6,194	5,687	8.9	4.2	4.4
Restructuring charges	312	81	285.2	0.2	0.1
Total operating expenses	28,294	24,093	17.4	19.2	18.8
Operating earnings	26,046	18,498	40.8	17.6	14.4
Total other expense, net	(300)	(3,709)	(91.9)	(0.2)	(2.9)
Earnings before income taxes	25,746	14,789	74.1	17.4	11.5
Income tax expense	5,507	2,799	96.7	3.7	2.2
Net earnings	$20,239	$11,990	68.8%	13.7%	9.3%
Earnings per share:
Diluted net earnings per share	$0.63	$0.37

Net sales were $147,695 in the first quarter of 2022, an increase of $19,268 or 15.0% from the first quarter of 2021. Net sales to non-transportation markets increased $15,988 or 30.4% while net sales to transportation markets increased $3,280 or 4.3%. The TEWA Temperature Sensors SP.Zo.o. ("TEWA") acquisition, which was completed in February 2022, added $1,439 in net sales for the quarter. Changes in foreign exchange rates decreased net sales by $329 year-over-year primarily due to the U.S. Dollar appreciating compared to the Euro.

Gross margin as a percent of net sales was 36.8% in the first quarter of 2022 compared to 33.2% in the first quarter of 2021. The increase in gross margin was driven primarily by sales volume and mix. We continue to experience significant inflation in material and freight costs as well as interruptions in the supply chain particularly due to the global semiconductor chip and resin shortages impacting the operations of our business. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations that we are continuing to attempt to mitigate.

Selling, general and administrative ("SG&A") expenses were $21,788 or 14.8% of net sales in the first quarter of 2022 versus $18,325 or 14.3% of net sales in the first quarter of 2021. The increase in SG&A expenses was caused by expenses related to acquisition activity and partly due to increase in incentive compensation expenses.

Research and development (“R&D”) expenses were $6,194 or 4.2% of net sales in the first quarter of 2022 compared to $5,687 or 4.4% of net sales in the comparable quarter of 2021. The increase in overall R&D expenses is in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $312 or 0.2% of net sales in the first quarter of 2022 compared to $81 or 0.1% of net sales in the first quarter of 2021. We continue to implement certain restructuring actions to improve our cost structure to remain competitive.

Operating earnings were $26,046 or 17.6% of net sales in the first quarter of 2022 compared to operating earnings of $18,498 or 14.4% of net sales in the first quarter of 2021. The change in operating earnings were driven by the items discussed above.

Other income and expense items are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Interest expense	$(546)	$(555)
Interest income	180	202
Other income (expense), net	66	(3,356)
Total other expense, net	$(300)	$(3,709)

The reduction in other expense, net was primarily driven by decreased pension expense due to the U.S. Pension plan termination, effective in 2021.

	Three months ended
	March 31,	March 31,
	2022	2021
Effective tax rate	21.4%	18.9%

Our effective income tax rate was 21.4% and 18.9% in the first quarters of 2022 and 2021, respectively. This increase is primarily attributed to the change in the mix of earnings by jurisdiction.

Liquidity and Capital Resources

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our Revolving Credit Facility. We believe that cash flows from operating activities and available borrowings under our Revolving Credit Facility will be adequate to fund our working capital needs, capital expenditures, investments, and debt service requirements for at least the next twelve months and for the foreseeable future thereafter. However, we may choose to pursue additional equity and debt financing to provide additional liquidity or to fund acquisitions.

Cash and cash equivalents were $126,118 at March 31, 2022, and $141,465 at December 31, 2021, of which $115,206 and $124,635, respectively, were held outside the United States. Total long-term debt was $50,000 as of March 31, 2022 and $50,000 as of December 31, 2021. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 9.4% at March 31, 2022, compared to 9.7% at December 31, 2021.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $19,286 during the three months ended March 31, 2022. Components of net cash provided by operating activities included net earnings of $20,239, depreciation and amortization expense of $6,749, other net non-cash items of $3,221, and a net cash outflow from changes in assets and liabilities of $10,923.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $27,884, driven by the payment for the TEWA acquisition of $24,484 and capital expenditures of $3,400. See Note 3 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $6,772. The net cash outflow was the result of treasury stock purchases of $3,920, dividends paid of $1,289, taxes paid on behalf of equity award participants of $1,413, and a contingent consideration payment of $150.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	March 31,	December 31,
	2022	2021
Total credit facility	$400,000	$400,000
Balance outstanding	50,000	50,000
Standby letters of credit	1,740	1,740
Amount available, subject to covenant restrictions	$348,260	$348,260

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

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at March 31, 2022.

Acquisitions

On February 28, 2022, we acquired TEWA, a designer and manufacturer of high-quality temperature sensors. The net cash payment of $24,484 for this acquisition was funded by the Company's cash on hand.

On April 12, 2022, we entered into a Share Sale and Purchase Agreement (“SPA”) with Meggitt International, Ltd., a private limited company incorporated in England and Wales (“Seller”), and Meggitt International Holdings, Ltd., a private limited company incorporated in England and Wales (“Guarantor”), to acquire (the “Ferroperm Acquisition”) Meggitt A/S (a/k/a Ferroperm Piezoceramics A/S), a company incorporated in Denmark (“Ferroperm”). Seller and Guarantor are wholly-owned subsidiaries of Meggitt PLC, a public limited company incorporated in England and Wales.  Ferroperm is a wholly-owned subsidiary of Seller, and a leading provider of advanced materials focused on high performance piezoelectric ceramics with a majority of its sales in the medical end-market.

Pursuant to the SPA, the Company has agreed to purchase all of the issued and outstanding shares of Ferroperm from Seller for DKK 525 million in cash (approximately $76,800 based on the exchange rate between DKK and USD of 6.836 as of April 12, 2022), subject to customary net debt and working capital adjustments.  The Ferroperm Acquisition is subject to the receipt of certain governmental approvals and the satisfaction of other closing conditions.  The SPA contains customary conditions, representations, warranties, indemnities and covenants by, among, and for the benefit of the parties. At the time of the SPA, we hedged approximately DKK 400 million of the purchase price in order to manage the Company’s foreign currency risk. The hedge does not qualify for hedge accounting.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the condensed consolidated financial statements, the Company uses estimates and makes judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates, and judgments are based on historical experience, current trends, and other factors the Company believes are relevant at the time it prepares the Condensed Consolidated Financial Statements.

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During and as of the three months ended March 31, 2022, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended
	March 31,	March 31,
	2022	2021
Cummins Inc.	15.7%	15.7%
Toyota Motor Corporation	11.5%	13.4%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our non-transportation end market exposure.

Forward‑Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause CTS’ actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: the ultimate impact of the COVID-19 pandemic on CTS’ business, results of operations or financial condition; changes in the economy generally and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; and risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the potential impact the conflict between Russia and Ukraine may have on our business, results of operations and financial condition). Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 11 "Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

There have been no significant changes to our risk factors from those contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity

On May 13, 2021, the Board of Directors authorized a stock repurchase program with a maximum dollar limit of $50 million. This program authorizes us to make repurchases of our common stock from time to time on the open market, but does not obligate us to make repurchases, and it has no expiration date.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
January 1, 2022 through January 31, 2022	28,000	$33.66	28,000	$40,272
February 1, 2022 through February 28, 2022	59,027	$33.28	59,027	$38,307
March 1, 2022 through March 31, 2022	29,149	$34.75	29,149	$37,295
Total	116,176	$33.74	116,176

Item 6. Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2022 and 2021; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 and 2021; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: April 28, 2022	Dated: April 28, 2022