Form 10-Q
period 2022-06-30
CTS CORP
filed 2022-07-26
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 21, 2022: 31,865,314.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net sales	$144,982	$129,585	$292,677	$258,012
Cost of goods sold	93,134	81,889	186,489	167,725
Gross margin	51,848	47,696	106,188	90,287
Selling, general and administrative expenses	22,238	20,937	44,026	39,262
Research and development expenses	6,294	6,029	12,488	11,716
Restructuring charges	630	151	942	232
Operating earnings	22,686	20,579	48,732	39,077
Other (expense) income:
Interest expense	(602)	(508)	(1,148)	(1,063)
Interest income	263	257	443	459
Other expense, net	(5,425)	(20,929)	(5,359)	(24,285)
Total other expense, net	(5,764)	(21,180)	(6,064)	(24,889)
Earnings (loss) before income taxes	16,922	(601)	42,668	14,188
Income tax expense (benefit)	4,324	(1,476)	9,831	1,323
Net earnings	$12,598	$875	$32,837	$12,865
Earnings per share:
Basic	$0.39	$0.03	$1.02	$0.40
Diluted	$0.39	$0.03	$1.02	$0.39
Basic weighted – average common shares outstanding:	32,039	32,397	32,096	32,358
Effect of dilutive securities	204	229	218	259
Diluted weighted – average common shares outstanding:	32,243	32,626	32,314	32,617
Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net earnings	$12,598	$875	$32,837	$12,865
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	705	268	1,940	392
Changes in unrealized pension cost, net of tax	2,082	17,024	2,176	18,446
Cumulative translation adjustment, net of tax	(2,012)	1	(2,261)	13
Other comprehensive earnings	$775	$17,293	$1,855	$18,851
Comprehensive earnings	$13,373	$18,168	$34,692	$31,716

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$98,739	$141,465
Accounts receivable, net	98,949	82,191
Inventories, net	64,158	49,506
Other current assets	16,704	15,927
Total current assets	278,550	289,089
Property, plant and equipment, net	99,637	96,876
Operating lease assets, net	22,452	21,594
Other Assets
Prepaid pension asset	33,860	49,382
Goodwill	139,617	109,798
Other intangible assets, net	112,824	69,888
Deferred income taxes	23,401	25,415
Other	19,293	2,420
Total other assets	328,995	256,903
Total Assets	$729,634	$664,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$60,662	$55,537
Operating lease obligations	3,612	3,393
Accrued payroll and benefits	14,931	18,418
Accrued expenses and other liabilities	36,171	36,718
Total current liabilities	115,376	114,066
Long-term debt	91,027	50,000
Long-term operating lease obligations	21,851	21,354
Long-term pension obligations	6,361	6,886
Deferred income taxes	6,174	5,894
Other long-term obligations	2,898	2,684
Total Liabilities	243,687	200,884
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	316,502	314,620
Additional contributed capital	42,585	42,549
Retained earnings	522,506	492,242
Accumulated other comprehensive loss	(2,670)	(4,525)
Total shareholders’ equity before treasury stock	878,923	844,886
Treasury stock	(392,976)	(381,308)
Total shareholders’ equity	485,947	463,578
Total Liabilities and Shareholders’ Equity	$729,634	$664,462

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Six Months Ended
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$32,837	$12,865
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,765	13,512
Non-cash inventory charges	1,113	—
Pension and other post-retirement plan expense	182	23,823
Stock-based compensation	3,566	3,122
Deferred income taxes	1,277	(4,875)
Gain on foreign currency hedges, net of cash	(12)	(26)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12,861)	316
Inventories	(7,177)	(2,994)
Operating lease assets	1,515	131
Other assets	2,513	(1,440)
Accounts payable	5,087	(3,433)
Accrued payroll and benefits	(4,458)	1,145
Operating lease liabilities	(1,658)	(143)
Accrued expenses and other liabilities	93	(3,028)
Pension and other post-retirement plans	(430)	(190)
Net cash provided by operating activities	35,352	38,785
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,991)	(3,970)
Payments for acquisitions, net of cash acquired	(96,528)	(255)
Net cash used in investing activities	(103,519)	(4,225)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(300,000)	(430,300)
Proceeds from borrowings of long-term debt	341,027	425,700
Purchase of treasury stock	(11,668)	—
Dividends paid	(2,576)	(2,585)
Payments of contingent consideration	(900)	(350)
Taxes paid on behalf of equity award participants	(1,491)	(1,480)
Net cash provided by (used in) financing activities	24,392	(9,015)
Effect of exchange rate changes on cash and cash equivalents	1,049	79
Net (decrease) increase in cash and cash equivalents	(42,726)	25,624
Cash and cash equivalents at beginning of period	141,465	91,773
Cash and cash equivalents at end of period	$98,739	$117,397
Supplemental cash flow information:
Cash paid for interest	$969	$716
Cash paid for income taxes, net	$7,606	$7,516
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,397	$1,288

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and six months ended June 30, 2022:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2021	$314,620	$42,549	$492,242	$(4,525)	$(381,308)	$463,578
Net earnings	—	—	20,239	—	—	20,239
Changes in fair market value of derivatives, net of tax	—	—	—	1,235	—	1,235
Changes in unrealized pension cost, net of tax	—	—	—	94	—	94
Cumulative translation adjustment, net of tax	—	—	—	(249)	—	(249)
Cash dividends of $0.04 per share	—	—	(1,284)	—	—	(1,284)
Acquired 116,176 shares of treasury stock	—	—	—	—	(3,920)	(3,920)
Issued shares on vesting of restricted stock units	1,876	(3,289)	—	—	—	(1,413)
Stock compensation	—	1,898	—	—	—	1,898
Balances at March 31, 2022	$316,496	$41,158	$511,197	$(3,445)	$(385,228)	$480,178
Net earnings	—	—	12,598	—	—	12,598
Changes in fair market value of derivatives, net of tax	—	—	—	705	—	705
Changes in unrealized pension cost, net of tax	—	—	—	2,082	—	2,082
Cumulative translation adjustment, net of tax	—	—	—	(2,012)	—	(2,012)
Cash dividends of $0.04 per share	—	—	(1,289)	—	—	(1,289)
Acquired 216,252 shares of treasury stock	—	—	—	—	(7,748)	(7,748)
Issued shares on vesting of restricted stock units	6	(84)	—	—	—	(78)
Stock compensation	—	1,511	—	—	—	1,511
Balances at June 30, 2022	$316,502	$42,585	$522,506	$(2,670)	$(392,976)	$485,947

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

June 30, 2022

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
•
Allocate the transaction price
•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of June 30, 2022 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Transportation	$74,690	$71,556	$153,824	$147,410
Industrial	41,402	32,448	81,409	62,075
Medical	17,030	12,802	32,897	24,078
Aerospace & Defense	11,860	12,779	24,547	24,449
Total	$144,982	$129,585	$292,677	$258,012

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

The purchase price, which includes assumed changes in working capital, of $24,484, net of cash acquired of $2,945, has been allocated to the fair values of assets and liabilities acquired as of February 28, 2022. The allocation of the purchase price continues to be preliminary pending the completion of the valuation of intangible assets and finalization of management's estimates. The final purchase price allocation may result in a materially different allocation than that recorded as of June 30, 2022.

The following table summarizes the consideration paid and the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

Fair Values at February 28, 2022
Current assets	$6,451
Property, plant and equipment	2,177
Other assets	28
Goodwill	6,106
Intangible assets	12,503
Fair value of assets acquired	27,265
Less fair value of liabilities acquired	(2,781)
Purchase price	$24,484

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $1,113 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up is being amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with $580 recognized in the first quarter of 2022 and the remaining in the second quarter of 2022.

Intangible assets acquired have been assigned a provisional value of $12,503 and an estimated weighted average amortization period of 12 years. They are included as customer lists/relationships in our Condensed Consolidated Balance Sheets and subsequent notes. Due to the timing of the acquisition, the identification and valuation of all intangible assets remains incomplete; however, management used historical experience and projections to estimate the potential value at June 30, 2022. The amount and assumptions included above remain an estimate that will be adjusted once purchase accounting is complete.

Ferroperm Piezoceramics A/S Acquisition

On June 30, 2022, we acquired 100% of the outstanding shares of Ferroperm Piezoceramics A/S (“Ferroperm”). Ferroperm specializes in the design and manufacture of high performance piezoceramic components for use in complex and demanding medical, industrial, and aerospace applications. Ferroperm has complementary capabilities with our existing medical diagnostics and imaging product lines. The acquisition supports our end market diversification strategy and expanding our presence in European end markets.

The purchase price of $72,044, which includes assumed changes in working capital, net of cash acquired of $5,578, has been allocated to the fair values of assets and liabilities acquired as of June 30, 2022. The allocation of the purchase price continues to be preliminary pending the completion of the valuation of intangible assets and finalization of management's estimates. The final purchase price allocation may result in a materially different allocation than that recorded as of June 30, 2022.

The following table summarizes the consideration paid and the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

Fair Values at June 30, 2022
Accounts Receivable	$3,073
Inventory	6,848
Other current assets	1,001
Property, plant and equipment	3,953
Other assets	158
Goodwill	24,285
Intangible assets	36,393
Fair value of assets acquired	75,711
Less fair value of liabilities acquired	(3,667)
Purchase price	$72,044

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $3,012 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up will be amortized as a non-cash charge to cost of goods sold as the acquired inventory is sold.

Intangible assets acquired have been assigned a provisional value of $36,393 and an estimated weighted average amortization period of 12 years. They are included as customer lists/relationships in our Condensed Consolidated Balance Sheets and subsequent notes. Due to the timing of the acquisition, the identification and valuation of all intangible assets remains incomplete; however, management used historical experience and projections to estimate the potential value at June 30, 2022. The amount and assumptions included above remain an estimate that will be adjusted once purchase accounting is complete.

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	June 30,	December 31,
	2022	2021
Accounts receivable, gross	$100,260	$83,848
Less: Allowance for credit losses	(1,311)	(1,657)
Accounts receivable, net	$98,949	$82,191

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	June 30,	December 31,
	2022	2021
Finished goods	$15,476	$11,955
Work-in-process	21,367	18,878
Raw materials	37,520	28,078
Less: Inventory reserves	(10,205)	(9,405)
Inventories, net	$64,158	$49,506

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	June 30,	December 31,
	2022	2021
Land and land improvements	$1,100	$1,095
Buildings and improvements	74,424	69,614
Machinery and equipment	250,718	247,708
Less: Accumulated depreciation	(226,605)	(221,541)
Property, plant and equipment, net	$99,637	$96,876

Depreciation expense for the six months ended June 30, 2022 and June 30, 2021 was $8,847 and $8,795, respectively.

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statements of Earnings is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net pension expense	$65	$21,823	$130	$23,780

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Service cost	$—	$—	$6	$6
Interest cost	5	1,218	4	4
Expected return on plan assets(1)	—	(1,058)	(3)	(3)
Amortization of loss	8	1,550	45	43
Settlement charges	—	20,063	—	—
Total expense, net	$13	$21,773	$52	$50

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Service cost	$—	$—	$12	$12
Interest cost	10	2,471	8	8
Expected return on plan assets(1)	—	(2,171)	(6)	(6)
Amortization of loss	16	3,317	90	86
Settlement charges	—	20,063	—	—
Total expense, net	$26	$23,680	$104	$100

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

In February 2020, the Board of Directors authorized management to explore termination of the U.S.-based pension plan ("Plan"), subject to certain conditions. On June 1, 2020, we entered into the Fifth Amendment to the Plan whereby we set an effective termination date for the Plan of July 31, 2020. In February 2021, we received a determination letter from the Internal Revenue Service that allowed us to proceed with the termination process for the Plan. During the second quarter of 2021, the Company offered the option of receiving a lump sum payment to eligible participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 365 participants elected to receive the settlement, and lump sum payments of approximately $35,594 were made from Plan assets to these participants in June 2021.

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

In January 2022, we transferred approximately $17,500 of funds from Plan assets to a qualified replacement plan (“QRP”) managed by the Company. The QRP requires that these assets be used to fund future annual Company contributions to our U.S. 401(k) program. The Plan assets of $33,860 as of June 30, 2022, will remain in the Plan until final administrative tasks are completed. This process is now expected to be completed in the third quarter of 2022, whereby the remaining Plan assets will liquidate and revert to CTS. At that time, the funds will be subject to income and excise taxes.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	26	20	52	43
Amortization of gain	—	—	—	—
Total expense, net	$26	$20	$52	$43

NOTE 8 – Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$144,735	$(52,274)	$92,461
Technology and other intangibles	47,441	(27,078)	20,363
Other intangible assets, net	$192,176	$(79,352)	$112,824
Amortization expense for the three months ended June 30, 2022		$2,536
Amortization expense for the six months ended June 30, 2022		$4,918

	As of
	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$96,889	$(49,213)	$47,676
Technology and other intangibles	47,441	(25,229)	22,212
Other intangible assets, net	$144,330	$(74,442)	$69,888
Amortization expense for the three months ended June 30, 2021		$2,348
Amortization expense for the six months ended June 30, 2021		$4,717

Remaining amortization expense for other intangible assets as of June 30, 2022 is as follows:

Amortization expense
2022	$6,538
2023	11,107
2024	10,945
2025	10,723
2026	10,689
Thereafter	62,822
Total amortization expense	$112,824

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2021	$109,798
Increase from acquisitions	30,381
Foreign exchange impact	(562)
Goodwill as of June 30, 2022	$139,617

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statement of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
Restructuring charges	$630	$151

	Six Months Ended
	June 30, 2022	June 30, 2021
Restructuring charges	$942	$232

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is now estimated to be in the range of $3,500 and $4,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $1,555 in program costs to date. We recorded $158 in workforce reduction costs during the three and six months ended June 30, 2022 under the 2020 Plan. Due to the robust market demand and COVID-19 limitations, some projects have been delayed. The total restructuring liability associated with these actions was $158 as of June 30, 2022. There was no liability related to the September 2020 Plan as of December 31, 2021.

Other Restructuring Activities

From time to time we undertake other restructuring activities that are not part of a formal plan. During the three and six months ended June 30, 2022, we incurred restructuring charges of $470 and $782, respectively. During the three and six months ended June 30, 2021, we incurred restructuring charges of $161 and $262, respectively. The total restructuring liability associated with these actions was $723 at June 30, 2022 and $962 at December 31, 2021.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the six months ended June 30, 2022:

Restructuring liability at January 1, 2022	$962
Restructuring charges	942
Cost paid	(1,023)
Other activity(1)	—
Restructuring liability at June 30, 2022	$881

(1)
Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring expense.

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	June 30,	December 31,
	2022	2021
Accrued product related costs	$2,623	$3,188
Accrued income taxes	7,843	6,761
Accrued property and other taxes	2,361	2,370
Accrued professional fees	1,698	1,629
Accrued customer related liabilities	4,767	3,254
Dividends payable	1,287	1,289
Remediation reserves	11,348	10,979
Derivative liabilities	—	437
Other accrued liabilities	4,244	6,811
Total accrued expenses and other liabilities	$36,171	$36,718

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	June 30,	December 31,
	2022	2021
Balance at beginning of period	$10,979	$10,642
Remediation expense	1,382	2,254
Net remediation payments	(1,019)	(1,929)
Other activity(1)	6	12
Balance at end of the period	$11,348	$10,979

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

NOTE 12 - Debt

Long-term debt is comprised of the following:

	As of
	June 30,	December 31,
	2022	2021
Total credit facility	$400,000	$400,000
Balance outstanding	91,027	50,000
Standby letters of credit	1,640	1,740
Amount available, subject to covenant restrictions	$307,333	$348,260
Weighted-average interest rate	1.57%	1.16%

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sublimits for letters of credit, and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility.

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

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at June 30, 2022. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three and six months ended June 30, 2022 was $48 and $97, respectively. Amortization expense for the three and six months ended June 30, 2021 was $42 and $84, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

Note 13 - Derivative Financial Instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We selectively use derivative financial instruments including foreign currency forward contracts as well as interest rate and cross-currency swaps to manage our exposure to these risks.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2022.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2022, we had a net unrealized gain of $401 in accumulated other comprehensive (loss) income, all of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $9,379 at June 30, 2022.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of June 30, 2022, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $523.

Cross-Currency Swap

The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On June 27, 2022, the Company entered into a cross currency interest rate swap agreement that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027.

Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market.

Prior to designation as a net investment hedge, a gain of $111 was recorded in other expense within the Condensed Consolidated Statements of Earnings for three and six months ended June 30, 2022.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2022, are shown in the following table:

	As of
	June 30,	December 31,
	2022	2021
Interest rate swaps reported in Other current assets	$679	$—
Interest rate swaps reported in Other assets	$684	$—
Interest rate swaps reported in Accrued Expenses and other liabilities	$—	$(437)
Interest rate swaps reported in Other long-term obligations	$—	$(353)
Foreign currency hedges reported in Other current assets	$514	$135
Net investment hedge reported in Other assets	$111	$—

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $514 and foreign currency derivative liabilities of $0 at June 30, 2022.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Cost of goods sold	162	329	308	550
Total gain reclassified from AOCI to earnings	162	329	308	550
Total derivative gain on foreign exchange contracts recognized in earnings	$162	$329	$308	$550
Interest Rate Swaps:
Income (expense) recorded in Interest expense	$(101)	$(187)	$(273)	$(363)
Total net gains on derivatives	$61	$142	$35	$187

Derivative Contracts Not Designated as Hedges

In the second quarter of 2022, the Company used derivative contracts to manage foreign currency exchange risk related to funds to be used for the purchase price of the Ferroperm acquisition. These contracts were not designated as hedges and therefore changes in the fair values of these instruments were recognized directly in earnings. All contracts were settled in conjunction with the acquisition. As a result of these contracts, the Company recognized a $1,776 loss in other expense in the Condensed Consolidated Statements of Earnings.

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three and six months ended June 30, 2022 were $3,817 and $3,529, respectively. Transaction losses and (gains) for the three and six months ended June 30, 2021 were $928 and $(401), respectively. The impact of these changes have been included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive loss for the three months ended June 30, 2022 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2022	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$969	$976	$(61)	$1,884
Income tax benefit (expense)	(221)	(224)	14	(431)
Net	748	752	(47)	1,453
Changes in unrealized pension cost:
Gross	(2,624)	1,977	143	(504)
Income tax benefit (expense)	712	—	(38)	674
Net	(1,912)	1,977	105	170
Cumulative translation adjustment:
Gross	(2,281)	(2,012)	—	(4,293)
Income tax benefit (expense)	—	—	—	—
Net	(2,281)	(2,012)	—	(4,293)
Total accumulated other comprehensive (loss) income	$(3,445)	$717	$58	$(2,670)

The components of accumulated other comprehensive loss for the three months ended June 30, 2021, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2021	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(877)	$490	$(142)	$(529)
Income tax (expense) benefit	203	(113)	33	123
Net	(674)	377	(109)	(406)
Changes in unrealized pension cost:
Gross	(126,157)	499	21,606	(104,052)
Income tax benefit (expense)	34,492	(115)	(4,966)	29,411
Net	(91,665)	384	16,640	(74,641)
Cumulative translation adjustment:
Gross	(2,024)	1	—	(2,023)
Income tax benefit (expense)	—	—	—	—
Net	(2,024)	1	—	(2,023)
Total accumulated other comprehensive (loss) income	$(94,363)	$762	$16,531	$(77,070)

The components of accumulated other comprehensive loss for the six months ended June 30, 2022, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2021	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$(635)	$2,554	(35)	$1,884
Income tax (expense) benefit	147	(587)	9	(431)
Net	(488)	1,967	(26)	1,453
Changes in unrealized pension cost:
Gross	(2,744)	1,977	263	(504)
Income tax benefit (expense)	738	—	(64)	674
Net	(2,006)	1,977	199	170
Cumulative translation adjustment:
Gross	(2,032)	(2,261)	—	(4,293)
Income tax benefit (expense)	—	—	—	—
Net	(2,032)	(2,261)	—	(4,293)
Total accumulated other comprehensive (loss) income	$(4,526)	$1,683	$173	$(2,670)

The components of accumulated other comprehensive loss for the six months ended June 30, 2021, are as follows:

			(Gain) Loss
	As of	Gain	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2020	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(1,038)	$696	(187)	$(529)
Income tax (expense) benefit	240	(160)	43	123
Net	(798)	536	(144)	(406)
Changes in unrealized pension cost:
Gross	(128,004)	499	23,453	(104,052)
Income tax benefit (expense)	34,917	(115)	(5,391)	29,411
Net	(93,087)	384	18,062	(74,641)
Cumulative translation adjustment:
Gross	(2,036)	13	—	(2,023)
Income tax benefit (expense)	—	—	—	—
Net	(2,036)	13	—	(2,023)
Total accumulated other comprehensive (loss) income	$(95,921)	$933	$17,918	$(77,070)

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2022	2021
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,310,174	57,245,060
Shares outstanding	31,911,401	32,178,715
Treasury stock
Shares held	25,398,773	25,066,345

On May 13, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaces the repurchase program approved by the Board of Directors on February 7, 2019. During the three and six months ended June 30, 2022, 216,252 and 332,428 shares of common stock were repurchased for $7,748 and $11,668, respectively. During the three and six months ended June 30, 2021, there were no shares of common stock that were repurchased. As of June 30, 2022, approximately $29,546 remains available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Six months ended
	June 30,	June 30,
	2022	2021
Balance at the beginning of the year	32,178,715	32,276,787
Repurchases	(332,428)	—
Restricted share issuances	65,114	158,969
Balance at the end of the period	31,911,401	32,435,756

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three months ended June 30, 2022 and 2021 were 2,500 and 93, respectively. The number of outstanding awards that were anti-dilutive for the six months ended June 30, 2022 and 2021 were 2,500 and 46,810, respectively

NOTE 16- Stock-Based Compensation

At June 30, 2022, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Service-based RSUs	$691	$738	$1,368	$1,425
Performance-based RSUs	820	1,066	2,041	1,559
Cash-settled RSUs	105	99	157	138
Total	$1,616	$1,903	$3,566	$3,122
Income tax benefit	372	438	820	718
Net expense	$1,244	$1,465	$2,746	$2,404

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	June 30, 2022	Period (years)
Service-based RSUs	$2,711	1.44
Performance-based RSUs	5,117	1.89
Total	$7,828	1.73

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2022:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	716,826	35,100	45,200	14,545	4,722
RSUs and cash settled awards vested and released	117,828	—	—	—	—
Awards available for grant	1,665,346	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the three months ended June 30, 2022:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	283,216	$24.91
Granted	68,124	33.70
Vested and released	(58,144)	29.96
Forfeited	(7,838)	30.35
Outstanding at June 30, 2022	285,358	$25.83
Releasable at June 30, 2022	132,834	$17.55

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the three months ended June 30, 2022:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	237,767	$31.35
Granted	81,702	37.15
Attained by performance	5,136	29.50
Released	(51,848)	30.64
Forfeited	(14,351)	32.62
Outstanding at June 30, 2022	258,406	$33.20
Releasable at June 30, 2022	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2022 and December 31, 2021, we had 46,524 and 32,085 cash-settled RSUs outstanding, respectively. At June 30, 2022 and December 31, 2021, liabilities of $299 and $400, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2022:

	Asset (Liability) Carrying Value at June 30, 2022	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,363	$—	$1,363	$—
Foreign currency hedges	$514	$—	$514	$—
Cross-currency swap	$111	$—	$111	$—
Qualified replacement plan assets	$16,149	$16,149	$—	$—
Contingent consideration	$(300)	$—	$—	$(300)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021:

	(Liability) Asset Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(790)	$—	$(790)	$—
Foreign currency hedges	$135	$—	$135	$—
Contingent consideration	$(1,200)	$—	$—	$(1,200)

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. The Company entered into a cross currency swap agreement in order to manage its exposure to changes in interest rates related to foreign debt. These derivative financial instruments are measured at fair value on a recurring basis. The fair value of our interest rate swaps and foreign currency hedges were measured using standard valuation models using market-based observable inputs over the contractual terms, including forward yield curves, among others. There is a readily determinable market for these derivative instruments, but that market is not active and therefore they are classified within Level 2 of the fair value hierarchy.

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2021	$1,200
Settled in cash	(900)
Balance at June 30, 2022 in accrued expenses and other liabilities	$300

Our long-term debt consists of the Revolving Credit Facility, which is recorded at its carrying value. There is a readily determinable market for our long-term debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our long-term debt under the Revolving Credit Facility.

The QRP assets consist of investment funds maintained for future contributions to the Company’s U.S. 401(k) program. See Note 7 for further information on the QRP. The investments are Level 1 marketable securities and are recorded in Other assets on our Condensed Consolidated Balance Sheets.

NOTE 18 — Income Taxes

The effective tax rates for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Effective tax rate	25.6%	245.6%	23.0%	9.3%

Our effective income tax rate was 25.6% and 245.6% in the second quarters of 2022 and 2021, respectively. The decrease in effective income tax is primarily attributed to a one-time non-cash settlement expense related to lump sum payments for the CTS Corporation U.S. pension plan that occurred in the second quarter of 2021. The second quarter 2022 effective income tax rate was higher than the U.S. statutory federal tax rate primarily due to the impact of foreign withholding taxes and state taxes. The second quarter 2021 effective tax rate was higher, primarily due to the one-time non-cash settlement expense in the U.S. pension plan outlined above.

Our effective income tax rate was 23.0% and 9.3% in the first half of 2022 and 2021, respectively. The increase is primarily attributed to a one-time non-cash settlement expense related to lump sum payments made for the CTS Corporation U.S. pension plan that occurred in Q2 2021. The tax rate in the first half of 2022 was higher than the U.S. statutory federal tax rate primarily due to the impact of foreign withholding taxes and state taxes. The tax rate in the first half of 2021 was lower than the U.S. statutory federal tax rate, primarily due to the one-time non-cash settlement expense in the U.S. pension plan outlined above.

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

Overview

CTS Corporation ("CTS", "we", "our" or "us") is a leading designer and manufacturer of products that Sense, Connect and Move. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products, technologies and talent within these categories.

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

On February 28, 2022, we acquired 100% of the outstanding shares of TEWA Temperature Sensors SP. Zo.o. (“TEWA”) for $24,484. TEWA is a designer and manufacturer of high-quality temperature sensors. TEWA has complementary capabilities with our existing temperature sensing platform and the acquisition supports our end market diversification strategy by expanding our presence in Europe.

On June 30, 2022, we acquired 100% of the outstanding shares of Ferroperm Piezoceramics A/S (“Ferroperm”) for $72,044. Ferroperm specializes in the design and manufacture of high performance piezoceramic components for use in complex and demanding medical, industrial, and aerospace applications. Ferroperm has complementary capabilities with our existing medical diagnostics and imaging product lines and the acquisition also supports our end market diversification strategy by expanding our presence in Europe end markets.

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

Results of Operations: Second Quarter 2022 versus Second Quarter 2021

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2022, and June 30, 2021:

	Three Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2022	2021	Change	2022	2021
Net sales	$144,982	$129,585	11.9%	100.0%	100.0%
Cost of goods sold	93,134	81,889	13.7	64.2	63.2
Gross margin	51,848	47,696	8.7	35.8	36.8
Selling, general and administrative expenses	22,238	20,937	6.2	15.3	16.2
Research and development expenses	6,294	6,029	4.4	4.3	4.7
Restructuring charges	630	151	317.2	0.4	0.1
Total operating expenses	29,162	27,117	7.5	20.1	20.9
Operating earnings	22,686	20,579	10.2	15.6	15.9
Total other expense, net	(5,764)	(21,180)	(72.8)	(4.0)	(16.3)
Earnings (loss) before income taxes	16,922	(601)	n/a	11.7	(0.5)
Income tax expense (benefit)	4,324	(1,476)	n/a	3.0	(1.1)
Net earnings	$12,598	$875	n/a	8.7%	0.7%
Earnings per share:
Diluted net earnings per share	$0.39	$0.03

Net sales were $144,982 in the second quarter of 2022, an increase of $15,397 or 11.9% from the second quarter of 2021. Net sales to non-transportation markets increased $12,263 or 21.1% while net sales to transportation markets increased $3,134 or 4.4%. The TEWA acquisition, which was completed in February 2022, added $4,065 in net sales for the quarter. Changes in foreign exchange rates decreased net sales by $2,186 year-over-year primarily due to the U.S. Dollar appreciating compared to the Euro.

Gross margin as a percent of net sales was 35.8% in the second quarter of 2022 compared to 36.8% in the second quarter of 2021. The decrease in gross margin was driven primarily by increased material and freight costs. We continue to experience significant inflation in material and freight costs as well as interruptions in the supply chain particularly due to the global semiconductor chip shortages impacting the operations of our business. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations that we are continuing to attempt to mitigate.

Selling, general and administrative ("SG&A") expenses were $22,238 or 15.3% of net sales in the second quarter of 2022 versus $20,937 or 16.2% of net sales in the second quarter of 2021. The increase in SG&A expenses was primarily caused by expenses related to acquisition activity.

Research and development (“R&D”) expenses were $6,294 or 4.3% of net sales in the second quarter of 2022 compared to $6,029 or 4.7% of net sales in the comparable quarter of 2021. The increase in overall R&D expenses is in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $630 or 0.4% of net sales in the second quarter of 2022 compared to $151 or 0.1% of net sales in the second quarter of 2021. We continue to implement certain restructuring actions to improve our cost structure to remain competitive.

Operating earnings were $22,686 or 15.6% of net sales in the second quarter of 2022 compared to operating earnings of $20,579 or 15.9% of net sales in the second quarter of 2021. The change in operating earnings were primarily driven by the items discussed above.

Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2022	2021
Interest expense	$(602)	$(508)
Interest income	263	257
Other expense, net	(5,425)	(20,929)
Total other expense, net	$(5,764)	$(21,180)

The reduction in other expense, net was primarily driven by decreased pension expense due to the U.S. pension plan termination, effective in 2021. Other expense, net for 2022 is primarily driven by $1,776 in derivative losses associated with the acquisition of Ferroperm as well as foreign currency losses primarily related to the Chinese Renminbi.

	Three Months Ended
	June 30,	June 30,
	2022	2021
Effective tax rate	25.6%	245.6%

Our effective income tax rate was 25.6% and 245.6% in the second quarters of 2022 and 2021, respectively. The decrease in effective income tax is primarily attributed to a one-time non-cash settlement expense related to lump sum payments for the CTS Corporation U.S. pension plan that occurred in the second quarter of 2021.

Results of Operations: Six Months ended June 30, 2022 versus Six Months Ended June 30, 2021

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2022, and June 30, 2021:

	Six Months Ended			Percent of	Percent of
	June 30,	June 30,	Percent	Net Sales –	Net Sales –
	2022	2021	Change	2022	2021
Net sales	$292,677	$258,012	13.4%	100.0%	100.0%
Cost of goods sold	186,489	167,725	11.2	63.7	65.0
Gross margin	106,188	90,287	17.6	36.3	35.0
Selling, general and administrative expenses	44,026	39,262	12.1	15.0	15.2
Research and development expenses	12,488	11,716	6.6	4.3	4.5
Restructuring charges	942	232	306.0	0.3	0.1
Total operating expenses	57,456	51,210	12.2	19.6	19.8
Operating earnings	48,732	39,077	24.7	16.7	15.1
Total other (expense), net	(6,064)	(24,889)	(75.6)	(2.1)	(9.6)
Earnings before income taxes	42,668	14,188	200.7	14.6	5.5
Income tax expense	9,831	1,323	643.1	3.4	0.5
Net earnings	$32,837	$12,865	155.2%	11.2%	5.0%
Earnings per share:
Diluted net earnings per share	$1.02	$0.39

Net sales were $292,677 in the six months ended June 30, 2022, an increase of $34,665 or 13.4% from the six months ended June 30, 2021. Net sales to non-transportation markets increased $28,251 or 25.5% while net sales to transportation markets increased $6,414 or 4.4%. The TEWA acquisition, which was completed in February 2022, added $5,504 in net sales for the year to date period. Changes in foreign exchange rates decreased net sales by $2,515 year-over-year primarily due to the U.S. Dollar appreciating compared to the Euro.

Gross margin as a percent of net sales was 36.3% for the six months ended June 30, 2022 compared to 35.0% for the six months ended June 30, 2021. The increase in gross margin was driven primarily by sales volume and mix offset by increased material and freight costs. We continue to experience significant inflation in material and freight costs as well as interruptions in the supply chain particularly due to the global semiconductor chip shortages impacting the operations of our business. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations that we are continuing to attempt to mitigate.

SG&A expenses were $44,026 or 15.0% of net sales for the six months ended June 30, 2022 versus $39,262 or 15.2% of net sales for the six months ended June 30, 2021. The increase in SG&A expenses was caused by expenses related to acquisition activity.

R&D expenses were $12,488 or 4.3% of net sales for the six months ended June 30, 2022 compared to $11,716 or 4.5% of net sales for the six months ended June 30, 2021. The increase in overall R&D expenses is in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $942 or 0.3% of net sales for the six months ended June 30, 2022 compared to $232 or 0.1% of net sales for the six months ended June 30, 2021. We continue to implement certain restructuring actions to improve our cost structure to remain competitive.

Operating earnings were $48,732 or 16.7% of net sales for the six months ended June 30, 2022 compared to operating earnings of $39,077 or 15.1% of net sales for the six months ended June 30, 2021. The change in operating earnings were primarily driven by the items discussed above.

Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2022	2021
Interest expense	$(1,148)	$(1,063)
Interest income	443	459
Other expense, net	(5,359)	(24,285)
Total other expense, net	$(6,064)	$(24,889)

The reduction in other expense, net was primarily driven by decreased pension expense due to the U.S. pension plan termination, effective in 2021. Other expense, net for 2022 is primarily driven by $1,776 in derivative losses associated with the acquisition of Ferroperm as well as foreign currency losses primarily related to the Chinese Renminbi.

	Six Months Ended
	June 30,	June 30,
	2022	2021
Effective tax rate	23.0%	9.3%

Our effective income tax rate was 23.0% and 9.3% for the six months ended June 30, 2022 and 2021, respectively. The increase is primarily attributed to a one-time non-cash settlement expense related to lump sum payments made for the CTS Corporation U.S. pension plan that occurred in Q2 2021.

Liquidity and Capital Resources

We have historically funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our Revolving Credit Facility (as defined below). We believe that cash flows from operating activities and available borrowings under our Revolving Credit Facility will be adequate to fund our working capital needs, capital expenditures, investments, and debt service requirements for at least the next twelve months and for the foreseeable future thereafter. However, we may choose to pursue additional equity and debt financing to provide additional liquidity or to fund acquisitions.

Cash and cash equivalents were $98,739 at June 30, 2022, and $141,465 at December 31, 2021, of which $86,968 and $124,635, respectively, were held outside the United States. Total long-term debt was $91,027 as of June 30, 2022 and $50,000 as of December 31, 2021. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 15.8% at June 30, 2022, compared to 9.7% at December 31, 2021.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $35,352 during the six months ended June 30, 2022. Components of net cash provided by operating activities included net earnings of $32,837, depreciation and amortization expense of $13,765, other net non-cash items of $6,126, and a net cash outflow from changes in assets and liabilities of $17,376.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $(103,519), driven by the acquisition payments for the TEWA and Ferroperm acquisitions of $96,528 and capital expenditures of $6,991. See Note 3 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $24,392. The net cash inflow was the result of treasury stock purchases of $11,668, dividends paid of $2,576, taxes paid on behalf of equity award participants of $1,491, and contingent consideration payments of $900.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	June 30,	December 31,
	2022	2021
Total credit facility	$400,000	$400,000
Balance outstanding	91,027	50,000
Standby letters of credit	1,640	1,740
Amount available, subject to covenant restrictions	$307,333	$348,260

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility availability to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sublimits for letters of credit, and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This new unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired February 12, 2024.

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

The Revolving Credit Facility includes a swing-line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at June 30, 2022.

Acquisitions

On February 28, 2022, we acquired TEWA, a designer and manufacturer of high-quality temperature sensors. The net cash payment of $24,484 for this acquisition was funded by the Company's cash on hand.

On June 30, 2022, we acquired Ferroperm, a designer and manufacturer of high performance piezoceramic components for use in complex and demanding medical, industrial, and aerospace applications. The net cash payment of $72,044 for this acquisition was funded by a combination of cash on hand and borrowings under our Revolving Credit Facility.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During and as of the three and six months ended June 30, 2022, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Cummins Inc.	15.9%	14.3%	15.9%	15.0%
Toyota Motor Corporation	11.3%	13.3%	11.4%	13.3%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our non-transportation end market exposure.

Forward‑Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause CTS’ actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: the ultimate impact of the COVID-19 pandemic on CTS’ business, results of operations or financial condition; changes in the economy generally, including recessionary conditions, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; and risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the potential impact the conflict between Russia and Ukraine may have on our business, results of operations and financial condition). Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended June 30, 2022, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
April 1, 2022 through April 30, 2022	50,796	$34.38	50,796	$35,548
May 1, 2022 through May 31, 2022	75,425	$37.02	75,425	$32,756
June 1, 2022 through June 30, 2022	90,031	$35.65	90,031	$29,546
Total	216,252		216,252

Item 6. Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: July 26, 2022	Dated: July 26, 2022