Form 10-Q
period 2022-09-30
CTS CORP
filed 2022-10-26
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2022: 31,879,888.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net sales	$151,911	$122,382	$444,588	$380,394
Cost of goods sold	98,565	76,720	285,054	244,446
Gross margin	53,346	45,662	159,534	135,948
Selling, general and administrative expenses	24,003	19,922	68,029	59,184
Research and development expenses	6,207	6,454	18,695	18,170
Restructuring charges	492	319	1,434	551
Operating earnings	22,644	18,967	71,376	58,043
Other (expense) income:
Interest expense	(342)	(514)	(1,490)	(1,577)
Interest income	167	230	610	689
Other expense, net	(5,171)	(108,502)	(10,530)	(132,786)
Total other expense, net	(5,346)	(108,786)	(11,410)	(133,674)
Earnings (loss) before income taxes	17,298	(89,819)	59,966	(75,631)
Income tax expense (benefit)	5,500	(25,923)	15,331	(24,600)
Net earnings (loss)	$11,798	$(63,896)	$44,635	$(51,031)
Earnings (loss) per share:
Basic	$0.37	$(1.97)	$1.39	$(1.58)
Diluted	$0.37	$(1.97)	$1.38	$(1.58)
Basic weighted – average common shares outstanding:	31,865	32,379	32,018	32,365
Effect of dilutive securities	225	—	220	—
Diluted weighted – average common shares outstanding:	32,090	32,379	32,238	32,365
Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net earnings (loss)	$11,798	$(63,896)	$44,635	$(51,031)
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	1,727	(292)	3,667	100
Changes in unrealized pension cost, net of tax	(1,835)	72,530	341	90,976
Cumulative translation adjustment, net of tax	(6,071)	(10)	(8,332)	2
Other comprehensive (loss) earnings	$(6,179)	$72,228	$(4,324)	$91,078
Comprehensive earnings	$5,619	$8,332	$40,311	$40,047

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$147,908	$141,465
Accounts receivable, net	97,004	82,191
Inventories, net	63,465	49,506
Other current assets	18,020	15,927
Total current assets	326,397	289,089
Property, plant and equipment, net	95,906	96,876
Operating lease assets, net	22,630	21,594
Other Assets
Prepaid pension asset	5	49,382
Goodwill	138,945	109,798
Other intangible assets, net	106,207	69,888
Deferred income taxes	22,992	25,415
Other	21,597	2,420
Total other assets	289,746	256,903
Total Assets	$734,679	$664,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$65,687	$55,537
Operating lease obligations	3,532	3,393
Accrued payroll and benefits	16,979	18,418
Accrued expenses and other liabilities	35,741	36,718
Total current liabilities	121,939	114,066
Long-term debt	85,478	50,000
Long-term operating lease obligations	22,097	21,354
Long-term pension obligations	6,248	6,886
Deferred income taxes	5,515	5,894
Other long-term obligations	2,790	2,684
Total Liabilities	244,067	200,884
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	316,520	314,620
Additional contributed capital	44,659	42,549
Retained earnings	533,036	492,242
Accumulated other comprehensive loss	(8,849)	(4,525)
Total shareholders’ equity before treasury stock	885,366	844,886
Treasury stock	(394,754)	(381,308)
Total shareholders’ equity	490,612	463,578
Total Liabilities and Shareholders’ Equity	$734,679	$664,462

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$44,635	$(51,031)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21,727	20,231
Non-cash inventory charges	3,342	—
Pension and other post-retirement plan (income) expense	(1,866)	131,290
Stock-based compensation	5,807	4,106
Deferred income taxes	661	(34,147)
Gain on foreign currency hedges, net of cash	(123)	(27)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,560)	2,587
Inventories	(10,386)	(5,190)
Operating lease assets	1,338	825
Other assets	2,249	(5,334)
Accounts payable	11,393	(1,792)
Accrued payroll and benefits	(2,029)	3,810
Operating lease liabilities	(1,492)	(841)
Accrued expenses and other liabilities	503	(4,100)
Pension and other post-retirement plans	33,540	(270)
Net cash provided by operating activities	95,739	60,117
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,260)	(8,140)
Payments for acquisitions, net of cash acquired	(96,528)	(255)
Net cash used in investing activities	(105,788)	(8,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(517,939)	(597,200)
Proceeds from borrowings of long-term debt	553,417	592,600
Purchases of treasury stock	(13,446)	(4,939)
Dividends paid	(3,855)	(3,882)
Payments of contingent consideration	(1,050)	(500)
Taxes paid on behalf of equity award participants	(1,504)	(1,490)
Net cash provided by (used in) financing activities	15,623	(15,411)
Effect of exchange rate changes on cash and cash equivalents	869	443
Net increase in cash and cash equivalents	6,443	36,754
Cash and cash equivalents at beginning of period	141,465	91,773
Cash and cash equivalents at end of period	$147,908	$128,527
Supplemental cash flow information:
Cash paid for interest	$1,519	$1,307
Cash paid for income taxes, net	$12,607	$10,246
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,925	$1,153

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2022:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2021	$314,620	$42,549	$492,242	$(4,525)	$(381,308)	$463,578
Net earnings	—	—	20,239	—	—	20,239
Changes in fair market value of derivatives, net of tax	—	—	—	1,235	—	1,235
Changes in unrealized pension cost, net of tax	—	—	—	94	—	94
Cumulative translation adjustment, net of tax	—	—	—	(249)	—	(249)
Cash dividends of $0.04 per share	—	—	(1,284)	—	—	(1,284)
Acquired 116,176 shares of treasury stock	—	—	—	—	(3,920)	(3,920)
Issued shares on vesting of restricted stock units	1,876	(3,289)	—	—	—	(1,413)
Stock compensation	—	1,898	—	—	—	1,898
Balances at March 31, 2022	$316,496	$41,158	$511,197	$(3,445)	$(385,228)	$480,178
Net earnings	—	—	12,598	—	—	12,598
Changes in fair market value of derivatives, net of tax	—	—	—	705	—	705
Changes in unrealized pension cost, net of tax	—	—	—	2,082	—	2,082
Cumulative translation adjustment, net of tax	—	—	—	(2,012)	—	(2,012)
Cash dividends of $0.04 per share	—	—	(1,289)	—	—	(1,289)
Acquired 216,252 shares of treasury stock	—	—	—	—	(7,748)	(7,748)
Issued shares on vesting of restricted stock units	6	(84)	—	—	—	(78)
Stock compensation	—	1,511	—	—	—	1,511
Balances at June 30, 2022	$316,502	$42,585	$522,506	$(2,670)	$(392,976)	$485,947
Net earnings	—	—	11,798	—	—	11,798
Changes in fair market value of derivatives, net of tax	—	—	—	1,727	—	1,727
Changes in unrealized pension cost, net of tax	—	—	—	(1,835)	—	(1,835)
Cumulative translation adjustment, net of tax	—	—	—	(6,071)	—	(6,071)
Cash dividends of $0.04 per share	—	—	(1,268)	—	—	(1,268)
Acquired 52,000 shares of treasury stock	—	—	—	—	(1,778)	(1,778)
Issued shares on vesting of restricted stock units	18	(30)	—	—	—	(12)
Stock compensation	—	2,104	—	—	—	2,104
Balances at September 30, 2022	$316,520	$44,659	$533,036	$(8,849)	$(394,754)	$490,612

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2021:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$311,190	$41,654	$539,281	$(95,921)	$(372,522)	$423,682
Net earnings	—	—	11,990	—	—	11,990
Changes in fair market value of derivatives, net of tax	—	—	—	124	—	124
Changes in unrealized pension cost, net of tax	—	—	—	1,422	—	1,422
Cumulative translation adjustment, net of tax	—	—	—	12	—	12
Cash dividends of $0.04 per share	—	—	(1,294)	—	—	(1,294)
Issued shares on vesting of restricted stock units	1,818	(3,218)	—	—	—	(1,400)
Stock compensation	—	1,180	—	—	—	1,180
Balances at March 31, 2021	$313,008	$39,616	$549,977	$(94,363)	$(372,522)	$435,716
Net earnings	—	—	875	—	—	875
Changes in fair market value of derivatives, net of tax	—	—	—	268	—	268
Changes in unrealized pension cost, net of tax	—	—	—	17,024	—	17,024
Cumulative translation adjustment, net of tax	—	—	—	1	—	1
Cash dividends of $0.04 per share	—	—	(1,299)	—	—	(1,299)
Issued shares on vesting of restricted stock units	1,333	(1,413)	—	—	—	(80)
Stock compensation	—	1,804	—	—	—	1,804
Balances at June 30, 2021	$314,341	$40,007	$549,553	$(77,070)	$(372,522)	$454,309
Net earnings	—	—	(63,896)	—	—	(63,896)
Changes in fair market value of derivatives, net of tax	—	—	—	(292)	—	(292)
Changes in unrealized pension cost, net of tax	—	—	—	72,530	—	72,530
Cumulative translation adjustment, net of tax	—	—	—	(10)	—	(10)
Cash dividends of $0.04 per share	—	—	(1,289)	—	—	(1,289)
Acquired 148,035 shares of treasury stock					(4,939)	(4,939)
Issued shares on vesting of restricted stock units	10	(20)	—	—	—	(10)
Stock compensation	—	971	—	—	—	971
Balances at September 30, 2021	$314,351	$40,958	$484,368	$(4,842)	$(377,461)	$457,374

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands except for share and per share data)

September 30, 2022

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
•
Allocate the transaction price
•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of September 30, 2022 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Transportation	$78,377	$62,342	$232,200	$209,750
Industrial	43,857	36,356	125,267	98,433
Medical	16,380	12,409	49,277	36,487
Aerospace & Defense	13,297	11,275	37,844	35,724
Total	$151,911	$122,382	$444,588	$380,394

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

The purchase price of $24,485, which includes assumed changes in working capital, net of cash acquired of $2,945, has been allocated to the fair values of assets and liabilities acquired as of February 28, 2022. The allocation of the purchase price continues to be preliminary pending the completion of the valuation of intangible assets and finalization of management's estimates. The final purchase price allocation may result in a materially different allocation than that recorded as of September 30, 2022.

The following table summarizes the consideration paid and the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

Fair Values at February 28, 2022
Current assets	$5,650
Property, plant and equipment	644
Other assets	27
Goodwill	7,669
Intangible assets	12,503
Fair value of assets acquired	26,493
Less fair value of liabilities acquired	(2,008)
Purchase price	$24,485

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $1,113 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with all of it recognized in the nine months ended September 30, 2022.

Intangible assets acquired have been assigned a provisional value of $12,503 with an estimated weighted average amortization period of 12 years. They are included as customer lists/relationships in our Condensed Consolidated Balance Sheets and subsequent notes. Due to the timing of the acquisition, the identification and valuation of all intangible assets remains incomplete; however, management used historical experience and projections to estimate the potential value at September 30, 2022. The amount and assumptions included above remain an estimate that will be adjusted once purchase accounting is complete.

Ferroperm Piezoceramics A/S Acquisition

On June 30, 2022, we acquired 100% of the outstanding shares of Ferroperm Piezoceramics A/S (“Ferroperm”). Ferroperm specializes in the design and manufacture of high performance piezoceramic components for use in complex and demanding medical, industrial, and aerospace applications. Ferroperm has complementary capabilities with our existing medical diagnostics and imaging product lines. The acquisition supports our end market diversification strategy and expands our presence in European end markets.

The purchase price of $72,043, which includes assumed changes in working capital, net of cash acquired of $5,578, has been allocated to the fair values of assets and liabilities acquired as of June 30, 2022. The allocation of the purchase price continues to be preliminary pending the completion of the valuation of intangible assets and finalization of management's estimates. The final purchase price allocation may result in a materially different allocation than that recorded as of September 30, 2022.

The following table summarizes the consideration paid and the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

Fair Values at June 30, 2022
Accounts Receivable	$3,073
Inventory	6,848
Other current assets	1,001
Property, plant and equipment	3,953
Other assets	158
Goodwill	24,298
Intangible assets	36,448
Fair value of assets acquired	75,779
Less fair value of liabilities acquired	(3,736)
Purchase price	$72,043

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $3,012 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up is being amortized as a non-cash charge to cost of goods sold as the acquired inventory is sold with $2,229 recognized in the third quarter of 2022 and the remaining is expected to be recognized in the fourth quarter of 2022.

Intangible assets acquired have been assigned a provisional value of $36,448 with an estimated weighted average amortization period of 12 years. They are included as customer lists/relationships in our Condensed Consolidated Balance Sheets and subsequent notes. Due to the timing of the acquisition, the identification and valuation of all intangible assets remains incomplete; however, management used historical experience and projections to estimate the potential value at September 30, 2022. The amount and assumptions included above remain an estimate that will be adjusted once purchase accounting is complete.

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	September 30,	December 31,
	2022	2021
Accounts receivable, gross	$98,388	$83,848
Less: Allowance for credit losses	(1,384)	(1,657)
Accounts receivable, net	$97,004	$82,191

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	September 30,	December 31,
	2022	2021
Finished goods	$13,539	$11,955
Work-in-process	22,328	18,878
Raw materials	38,460	28,078
Less: Inventory reserves	(10,862)	(9,405)
Inventories, net	$63,465	$49,506

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	September 30,	December 31,
	2022	2021
Land and land improvements	$1,100	$1,095
Buildings and improvements	71,644	69,614
Machinery and equipment	253,659	247,708
Less: Accumulated depreciation	(230,497)	(221,541)
Property, plant and equipment, net	$95,906	$96,876

Depreciation expense for the nine months ended September 30, 2022 and September 30, 2021 was $13,548 and $13,166, respectively.

NOTE 7 – Retirement Plans

Pension Plans

Net pension (income) expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statements of Earnings is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net pension (income) expense	$(2,076)	$107,447	$(1,944)	$131,227

The components of net pension (income) expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Service cost	$—	$—	$6	$6
Interest cost	5	385	4	4
Expected return on plan assets(1)	(2,139)	429	(3)	(3)
Amortization of loss	8	377	43	43
Settlement charges	—	106,206	—	—
Total (income) expense, net	$(2,126)	$107,397	$50	$50

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Service cost	$—	$—	$18	$18
Interest cost	15	2,856	12	12
Expected return on plan assets(1)	(2,139)	(1,742)	(9)	(9)
Amortization of loss	24	3,694	135	129
Settlement charges	—	126,269	—	—
Total (income) expense, net	$(2,100)	$131,077	$156	$150

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

As a result of the final settlement of the pension liability with the purchase of annuities, we reclassified the remaining related unrecognized pension losses of $106,206 that were previously recorded in accumulated other comprehensive loss to the Company’s Consolidated Statements of Earnings as a non-cash and non-operating settlement charge in the third quarter of 2021.

In January 2022, we transferred approximately $17,500 of funds from Plan assets to a qualified replacement plan (“QRP”) managed by the Company. The QRP requires that these assets be used to fund future annual Company contributions to our U.S. 401(k) program. The remaining Plan assets were transferred to the Company in the third quarter of 2022 as part of the final termination process. Approximately $34,016 was transferred to the Company, which resulted in $6,803 of excise tax being recorded during the quarter. The excise tax was recorded as Other Expense in the Company's Condensed Consolidated Statements of Earnings and remained in Accounts Payable in the Company's Condensed Consolidated Balance Sheets as of September 30, 2022.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	26	20	78	63
Amortization of gain	—	—	—	—
Total expense, net	$26	$20	$78	$63

Defined Contribution Plans

We sponsor a 401(k) plan that covers substantially all of our U.S. employees as well as offer similar defined contribution plans at certain foreign locations. In the third quarter of 2022, our investment committee, in consultation with the plan’s advisors, determined the 401(k) plan’s position in CTS stock would be liquidated and funds would be reinvested in other investments. CTS stock represented approximately 2% of the 401(k) plan’s investments as of December 31, 2021. The process is expected to begin and to be completed in the fourth quarter of 2022.

NOTE 8 – Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$141,339	$(54,569)	$86,770
Technology and other intangibles	47,441	(28,004)	19,437
Other intangible assets, net	$188,780	$(82,573)	$106,207
Amortization expense for the three months ended September 30, 2022		$3,262
Amortization expense for the nine months ended September 30, 2022		$8,179

	As of
	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$96,889	$(49,213)	$47,676
Technology and other intangibles	47,441	(25,229)	22,212
Other intangible assets, net	$144,330	$(74,442)	$69,888
Amortization expense for the three months ended September 30, 2021		$2,348
Amortization expense for the nine months ended September 30, 2021		$7,065

Remaining amortization expense for other intangible assets as of September 30, 2022 is as follows:

Amortization expense
2022	$3,316
2023	10,825
2024	10,663
2025	10,441
2026	10,407
Thereafter	60,555
Total amortization expense	$106,207

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2021	$109,798
Increase from acquisitions	31,967
Foreign exchange impact	(2,820)
Goodwill as of September 30, 2022	$138,945

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statement of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
Restructuring charges	$492	$319

	Nine Months Ended
	September 30, 2022	September 30, 2021
Restructuring charges	$1,434	$551

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is now estimated to be in the range of $3,500 to $4,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $1,793 in program costs to date. We recorded $238 and $396 in workforce reduction costs during the three and nine months ended September 30, 2022, respectively, under the 2020 Plan. Due to the robust market demand and COVID-19 limitations, some projects have been delayed. The total restructuring liability associated with these actions was $396 as of September 30, 2022. There was no liability related to the September 2020 Plan as of December 31, 2021.

Other Restructuring Activities

From time to time we undertake other restructuring activities that are not part of a formal plan. During the three and nine months ended September 30, 2022, we incurred restructuring charges of $252 and $1,034, respectively. During the three and nine months ended September 30, 2021, we incurred restructuring charges of $319 and $582, respectively. The total restructuring liability associated with these actions was $588 at September 30, 2022 and $962 at December 31, 2021.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the nine months ended September 30, 2022:

Restructuring liability at January 1, 2022	$962
Restructuring charges	1,434
Cost paid	(1,412)
Restructuring liability at September 30, 2022	$984

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	September 30,	December 31,
	2022	2021
Accrued product related costs	$3,068	$3,188
Accrued income taxes	9,118	6,761
Accrued property and other taxes	1,916	2,370
Accrued professional fees	2,031	1,629
Accrued customer related liabilities	3,261	3,254
Dividends payable	1,274	1,289
Remediation reserves	10,635	10,979
Derivative liabilities	—	437
Other accrued liabilities	4,438	6,811
Total accrued expenses and other liabilities	$35,741	$36,718

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	September 30,	December 31,
	2022	2021
Balance at beginning of period	$10,979	$10,642
Remediation expense	1,710	2,254
Net remediation payments	(2,080)	(1,929)
Other activity(1)	26	12
Balance at end of the period	$10,635	$10,979

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

NOTE 12 - Debt

Long-term debt is comprised of the following:

	As of
	September 30,	December 31,
	2022	2021
Total credit facility	$400,000	$400,000
Balance outstanding	85,478	50,000
Standby letters of credit	1,640	1,740
Amount available, subject to covenant restrictions	$312,882	$348,260
Weighted-average interest rate	2.22%	1.16%

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

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at September 30, 2022. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three and nine months ended September 30, 2022 was $48 and $145, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $42 and $126, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2022.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2022, we had a net unrealized gain of $616 in accumulated other comprehensive (loss) income, $520 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $14,701 at September 30, 2022.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of September 30, 2022, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $968.

Cross-Currency Swap

The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. In order to hedge the Krone-based purchase price of the Ferroperm acquisition, the Company entered into a cross currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027.

Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. At September 30, 2022 we had a net unrealized gain of $1,561 in accumulated other comprehensive (loss) income. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market.

Prior to designation as a net investment hedge, a gain of $111 was recorded in other expense within the Condensed Consolidated Statements of Earnings during the second quarter of 2022.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2022, are shown in the following table:

	As of
	September 30,	December 31,
	2022	2021
Interest rate swaps reported in Other current assets	$1,258	$—
Interest rate swaps reported in Other assets	$2,072	$—
Interest rate swaps reported in Accrued Expenses and other liabilities	$—	$(437)
Interest rate swaps reported in Other long-term obligations	$—	$(353)
Foreign currency hedges reported in Other current assets	$789	$135
Net investment hedge reported in Other assets	$1,675	$—

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $789 and foreign currency derivative liabilities of $0 at September 30, 2022.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Cost of goods sold	216	442	524	992
Total gain reclassified from AOCI to earnings	216	442	524	992
Total derivative gain on foreign exchange contracts recognized in earnings	$216	$442	$524	$992
Interest Rate Swaps:
Income (expense) recorded in Interest expense	$79	$(191)	$(194)	$(554)
Cross-Currency Swap:
Income (expense) recorded in Interest expense	$175	$—	$175	$—
Total net gains on derivatives	$470	$251	$505	$438

Derivative Contracts Not Designated as Hedges

In the second quarter of 2022, the Company used derivative contracts to manage foreign currency exchange risk related to funds to be used for the purchase price of the Ferroperm acquisition. These contracts were not designated as hedges and therefore changes in the fair values of these instruments were recognized directly in earnings. All contracts were settled in conjunction with the closing of the Ferroperm acquisition. As a result of these contracts, the Company recognized a $1,776 loss in other expense in the Condensed Consolidated Statements of Earnings during the second quarter of 2022.

NOTE 14 – Accumulated Other Comprehensive Loss

Shareholders’ equity includes certain items classified as accumulated other comprehensive loss (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest into a fixed rate, foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies, as well as a cross-currency swap that synthetically converts our U.S. Dollar variable rate debt to Krone denominated variable rate debt. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings. Further information related to our derivative financial instruments is included in Note 13 - Derivative Financial Instruments and Note 17 – Fair Value Measurements.
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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three and nine months ended September 30, 2022 were $451 and $3,980, respectively. Transaction losses for the three and nine months ended September 30, 2021 were $1,011 and $1,412, respectively. The impact of these changes have been included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive loss for the three months ended September 30, 2022 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2022	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$1,884	$2,539	$(295)	$4,128
Income tax benefit (expense)	(431)	(585)	68	(948)
Net	1,453	1,954	(227)	3,180
Changes in unrealized pension cost:
Gross	(504)	161	(1,954)	(2,297)
Income tax benefit (expense)	674	(492)	450	632
Net	170	(331)	(1,504)	(1,665)
Cumulative translation adjustment:
Gross	(4,293)	(6,071)	—	(10,364)
Income tax benefit (expense)	—	—	—	—
Net	(4,293)	(6,071)	—	(10,364)
Total accumulated other comprehensive (loss) income	$(2,670)	$(4,448)	$(1,731)	$(8,849)

The components of accumulated other comprehensive loss for the three months ended September 30, 2021, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2021	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(529)	$(128)	$(251)	$(908)
Income tax benefit (expense)	123	29	58	210
Net	(406)	(99)	(193)	(698)
Changes in unrealized pension cost:
Gross	(104,052)	(5,450)	106,622	(2,880)
Income tax benefit (expense)	29,411	1,254	(29,896)	769
Net	(74,641)	(4,196)	76,726	(2,111)
Cumulative translation adjustment:
Gross	(2,023)	(10)	—	(2,033)
Income tax benefit (expense)	—	—	—	—
Net	(2,023)	(10)	—	(2,033)
Total accumulated other comprehensive (loss) income	$(77,070)	$(4,305)	$76,533	$(4,842)

The components of accumulated other comprehensive loss for the nine months ended September 30, 2022, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2021	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$(635)	$5,093	(330)	$4,128
Income tax benefit (expense)	147	(1,171)	76	(948)
Net	(488)	3,922	(254)	3,180
Changes in unrealized pension cost:
Gross	(2,744)	2,139	(1,692)	(2,297)
Income tax benefit (expense)	738	(492)	386	632
Net	(2,006)	1,647	(1,306)	(1,665)
Cumulative translation adjustment:
Gross	(2,032)	(8,332)	—	(10,364)
Income tax benefit (expense)	—	—	—	—
Net	(2,032)	(8,332)	—	(10,364)
Total accumulated other comprehensive (loss) income	$(4,526)	$(2,763)	$(1,560)	$(8,849)

The components of accumulated other comprehensive loss for the nine months ended September 30, 2021, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2020	in OCI	to Earnings	2021
Changes in fair market value of derivatives:
Gross	$(1,038)	$568	(438)	$(908)
Income tax benefit (expense)	240	(131)	101	210
Net	(798)	437	(337)	(698)
Changes in unrealized pension cost:
Gross	(128,004)	(4,951)	130,075	(2,880)
Income tax benefit (expense)	34,917	1,139	(35,287)	769
Net	(93,087)	(3,812)	94,788	(2,111)
Cumulative translation adjustment:
Gross	(2,036)	3	—	(2,033)
Income tax benefit (expense)	—	—	—	—
Net	(2,036)	3	—	(2,033)
Total accumulated other comprehensive (loss) income	$(95,921)	$(3,372)	$94,451	$(4,842)

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2022	2021
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,310,837	57,245,060
Shares outstanding	31,860,064	32,178,715
Treasury stock
Shares held	25,450,773	25,066,345

On May 13, 2021, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaces the repurchase program approved by the Board of Directors on February 7, 2019. During the three and nine months ended September 30, 2022, 52,000 and 384,428 shares of common stock were repurchased for $1,778 and $13,446, respectively. During the three and nine months ended September 30, 2021, there were 148,035 shares of common stock that were repurchased for $4,939. As of September 30, 2022, approximately $27,768 remains available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Nine months ended
	September 30,	September 30,
	2022	2021
Balance at the beginning of the year	32,178,715	32,276,787
Repurchases	(384,428)	(148,035)
Restricted share issuances	65,777	159,397
Balance at the end of the period	31,860,064	32,288,149

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three and nine months ended September 30, 2022 were 393 and 950, respectively. The number of outstanding awards that were anti-dilutive for the three and nine months ended September 30, 2021 were 462 and 1,029, respectively.

NOTE 16- Stock-Based Compensation

At September 30, 2022, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Service-based RSUs	$766	$588	$2,134	$2,013
Performance and Market-based RSUs	1,338	383	3,379	1,942
Cash-settled RSUs	137	16	294	151
Total	$2,241	$987	$5,807	$4,106
Income tax benefit	515	227	1,336	945
Net expense	$1,726	$760	$4,471	$3,161

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	September 30, 2022	Period (years)
Service-based RSUs	$2,013	1.41
Performance and Market-based RSUs	5,282	1.82
Total	$7,295	1.70

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2022:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	718,268	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	249,742	—	—	—	—
Awards available for grant	1,531,990	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the nine months ended September 30, 2022:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	283,216	$24.91
Granted	70,124	33.71
Vested and released	(77,945)	26.71
Forfeited	(7,838)	30.35
Outstanding at September 30, 2022	267,557	$26.54
Releasable at September 30, 2022	117,467	$18.29

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the nine months ended September 30, 2022:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	237,767	$31.35
Granted	83,602	37.08
Attained by performance	5,136	29.50
Released	(51,848)	30.64
Forfeited	(15,601)	31.83
Outstanding at September 30, 2022	259,056	$33.26
Releasable at September 30, 2022	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2022 and December 31, 2021, we had 48,508 and 32,085 cash-settled RSUs outstanding, respectively. At September 30, 2022 and December 31, 2021, liabilities of $437 and $400, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2022:

	Asset (Liability) Carrying Value at September 30, 2022	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$3,330	$—	$3,330	$—
Foreign currency hedges	$789	$—	$789	$—
Cross-currency swap	$1,675	$—	$1,675	$—
Qualified replacement plan assets	$15,635	$15,635	$—	$—
Contingent consideration	$(300)	$—	$—	$(300)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021:

	(Liability) Asset Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(790)	$—	$(790)	$—
Foreign currency hedges	$135	$—	$135	$—
Contingent consideration	$(1,200)	$—	$—	$(1,200)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2021	$1,200
Settled in cash	(900)
Balance at September 30, 2022 in accrued expenses and other liabilities	$300

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

NOTE 18 — Income Taxes

The effective tax rates for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Effective tax rate	31.8%	28.9%	25.6%	32.5%

Our effective income tax rate was 31.8% and 28.9% in the third quarters of 2022 and 2021, respectively. The increase in effective income tax is primarily attributed to a nondeductible cost associated with the termination of the U.S. pension plan incurred in the third quarter of 2022. The third quarter 2022 effective income tax rate was higher than the U.S. statutory federal tax rate primarily due to the impact of a nondeductible cost associated with the termination of the U.S. pension plan. The third quarter 2021 effective tax rate was higher, primarily due to the non-cash settlement expense related to the final annuity purchase made for the U.S. pension plan termination.

Our effective income tax rate was 25.6% and 32.5% in the nine months ending September 30, 2022 and 2021, respectively. The decrease is primarily attributed to a non-cash settlement expense related to the termination of the U.S. pension plan made in the second and third quarters of 2021. The tax rate in the first nine months of 2022 was higher than the U.S. statutory federal tax rate primarily due to the impact of a nondeductible cost associated with the termination of the U.S. pension plan. The tax rate in the first nine months of 2021 was higher than the U.S. statutory federal tax rate primarily due to settlement expenses related to the termination of the U.S. pension plan made in the second and third quarters of 2021.

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

On February 28, 2022, we acquired 100% of the outstanding shares of TEWA Temperature Sensors SP. Zo.o. (“TEWA”) for $24,485. TEWA is a designer and manufacturer of high-quality temperature sensors. TEWA has complementary capabilities with our existing temperature sensing platform and the acquisition supports our end market diversification strategy by expanding our presence in Europe.

On June 30, 2022, we acquired 100% of the outstanding shares of Ferroperm Piezoceramics A/S (“Ferroperm”) for $72,043. Ferroperm specializes in the design and manufacture of high performance piezoceramic components for use in complex and demanding medical, industrial, and aerospace applications. Ferroperm has complementary capabilities with our existing medical diagnostics and imaging product lines and the acquisition also supports our end market diversification strategy by expanding our presence in European end markets.

COVID-19 Impact and Supply Chain Uncertainties

The COVID-19 pandemic and subsequent supply chain uncertainties have had a significant negative impact on the global economy in 2020, 2021, and into 2022. These events have disrupted the financial markets, negatively impacted the global supply chain and increased the cost of materials and operations, particularly within the global automotive industry. Key semiconductor chip and other critical part shortages continue to force OEMs to shut down production, often on short notice. With customers changing orders on short notice, we run the risk of carrying excess inventory in these situations. These developments are outside of our control, remain highly uncertain, and cannot be predicted. In addition, the supply chain shortages continue to put pressure on our manufacturing costs and our gross margins. We continue to actively monitor the ongoing impacts of the COVID-19 pandemic and supply chain issues and will seek to mitigate and minimize their impact on our business, when possible. We anticipate these challenges to continue to impact our results for the remainder of 2022 and we remain cautious about the financial impact of these potential disruptions on our business into 2023.

Results of Operations: Third Quarter 2022 versus Third Quarter 2021

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2022, and September 30, 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021	Percent Change	Percentage of Net Sales – 2022	Percentage of Net Sales – 2021
Net sales	$151,911	$122,382	24.1%	100.0%	100.0%
Cost of goods sold	98,565	76,720	28.5	64.9	62.7
Gross margin	53,346	45,662	16.8	35.1	37.3
Selling, general and administrative expenses	24,003	19,922	20.5	15.8	16.3
Research and development expenses	6,207	6,454	(3.8)	4.1	5.3
Restructuring charges	492	319	54.2	0.3	0.3
Total operating expenses	30,702	26,695	15.0	20.2	21.9
Operating earnings	22,644	18,967	19.4	14.9	15.5
Total other expense, net	(5,346)	(108,786)	(95.1)	(3.5)	(88.9)
Earnings (loss) before income taxes	17,298	(89,819)	n/a	11.4	(73.4)
Income tax expense (benefit)	5,500	(25,923)	n/a	3.6	(21.2)
Net earnings (loss)	$11,798	$(63,896)	n/a	7.8%	(52.2)%
Earnings (loss) per share:
Diluted net earnings (loss) per share	$0.37	$(1.97)

Net sales were $151,911 in the third quarter of 2022, an increase of $29,529 or 24.1% from the third quarter of 2021. Net sales to non-transportation markets increased $13,492 or 22.5% while net sales to transportation markets increased $16,035 or 25.7%. The TEWA and Ferroperm acquisitions added $8,588 in net sales for the quarter. Changes in foreign exchange rates decreased net sales by $4,137 year-over-year primarily due to the U.S. Dollar appreciating compared to the Euro.

Gross margin was $53,346 in the third quarter of 2022, an increase of $7,684 or 16.8% from the third quarter of 2021. The year over year increase in gross margin was driven by sales volume and mix partially offset by increased material and freight costs, changes in foreign exchange rates of $1,041 year-over-year, and $2,229 in inventory step-up amortization charges taken relating to the Ferroperm acquisition. We continue to experience significant inflation in material and freight costs as well as interruptions in the supply chain particularly due to the global semiconductor chip shortages impacting the operations of our business. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations that we are continuing to attempt to mitigate.

Selling, general and administrative ("SG&A") expenses were $24,003 or 15.8% of net sales in the third quarter of 2022 versus $19,922 or 16.3% of net sales in the third quarter of 2021. The increase in SG&A expenses was primarily caused by expenses related to acquisition activity.

Research and development (“R&D”) expenses were $6,207 or 4.1% of net sales in the third quarter of 2022 compared to $6,454 or 5.3% of net sales in the comparable quarter of 2021. We continue investing in research and product development to drive organic growth, and the slight reduction was due to timing of spend and customer reimbursements.

Restructuring charges were $492 or 0.3% of net sales in the third quarter of 2022 compared to $319 or 0.3% of net sales in the third quarter of 2021. We continue to implement certain restructuring actions to improve our cost structure to remain competitive.

Operating earnings were $22,644 or 14.9% of net sales in the third quarter of 2022 compared to operating earnings of $18,967 or 15.5% of net sales in the third quarter of 2021. The change in operating earnings were primarily driven by the items discussed above.

Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2022	2021
Interest expense	$(342)	$(514)
Interest income	167	230
Other expense, net	(5,171)	(108,502)
Total other expense, net	$(5,346)	$(108,786)

The reduction in other expense, net was primarily driven by decreased pension expense due to the U.S. pension plan termination, effective in 2021. Other expense, net for the third quarter of 2022 is primarily driven by $6,803 in excise taxes incurred as part of the U.S. pension plan termination as well as foreign currency losses primarily related to the Chinese Renminbi offset partially by income from the U.S. pension plan investments realized prior to the final termination.

	Three Months Ended
	September 30,	September 30,
	2022	2021
Effective tax rate	31.8%	28.9%

Our effective income tax rate was 31.8% and 28.9% in the third quarters of 2022 and 2021, respectively. The increase in effective income tax rate is primarily attributed to a nondeductible cost associated with the termination of the U.S. pension plan incurred in the third quarter of 2022.

Results of Operations: Nine Months ended September 30, 2022 versus Nine Months Ended September 30, 2021

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2022, and September 30, 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Percent Change	Percentage of Net Sales – 2022	Percentage of Net Sales – 2021
Net sales	$444,588	$380,394	16.9%	100.0%	100.0%
Cost of goods sold	285,054	244,446	16.6	64.1	64.3
Gross margin	159,534	135,948	17.3	35.9	35.7
Selling, general and administrative expenses	68,029	59,184	14.9	15.3	15.6
Research and development expenses	18,695	18,170	2.9	4.2	4.8
Restructuring charges	1,434	551	160.3	0.3	0.1
Total operating expenses	88,158	77,905	13.2	19.8	20.5
Operating earnings	71,376	58,043	23.0	16.1	15.3
Total other (expense), net	(11,410)	(133,674)	(91.5)	(2.6)	(35.1)
Earnings (loss) before income taxes	59,966	(75,631)	(179.3)	13.5	(19.8)
Income tax expense (benefit)	15,331	(24,600)	(162.3)	3.4	(6.5)
Net earnings (loss)	$44,635	$(51,031)	(187.5)%	10.0%	(13.4)%
Earnings (loss) per share:
Diluted net earnings (loss) per share	$1.38	$(1.58)

Net sales were $444,588 in the nine months ended September 30, 2022, an increase of $64,194 or 16.9% from the nine months ended September 30, 2021. Net sales to non-transportation markets increased $41,743 or 24.5% while net sales to transportation markets increased $22,449 or 10.7%. The TEWA and Ferroperm acquisitions added $14,092 in net sales for the year to date period. Changes in foreign exchange rates decreased net sales by $6,650 year-over-year primarily due to the U.S. Dollar appreciating compared to the Euro.

Gross margin was $159,534 for the nine months ended September 30, 2022, an increase of $23,586 or 17.3% from the nine months ended September 30, 2021. The increase in gross margin was driven primarily by sales volume and mix partially offset by increased material and freight costs, changes in foreign exchange rates of $1,909 year-over-year, and $3,342 in inventory step-up amortization charges taken relating to the TEWA and Ferroperm acquisitions. We continue to experience significant inflation in material and freight costs as well as interruptions in the supply chain particularly due to the global semiconductor chip shortages impacting the operations of our business. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations that we are continuing to attempt to mitigate.

SG&A expenses were $68,029 or 15.3% of net sales for the nine months ended September 30, 2022 versus $59,184 or 15.6% of net sales for the nine months ended September 30, 2021. The increase in SG&A expenses was caused by expenses related to acquisition activity.

R&D expenses were $18,695 or 4.2% of net sales for the nine months ended September 30, 2022 compared to $18,170 or 4.8% of net sales for the nine months ended September 30, 2021. The increase in overall R&D expenses is in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $1,434 or 0.3% of net sales for the nine months ended September 30, 2022 compared to $551 or 0.1% of net sales for the nine months ended September 30, 2021. We continue to implement certain restructuring actions to improve our cost structure to remain competitive.

Operating earnings were $71,376 or 16.1% of net sales for the nine months ended September 30, 2022 compared to operating earnings of $58,043 or 15.3% of net sales for the nine months ended September 30, 2021. The change in operating earnings were primarily driven by the items discussed above.

Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Interest expense	$(1,490)	$(1,577)
Interest income	610	689
Other expense, net	(10,530)	(132,786)
Total other expense, net	$(11,410)	$(133,674)

The reduction in other expense, net was primarily driven by decreased pension expense due to the U.S. pension plan termination, effective in 2021. Other expense, net for the nine months ended September 30, 2022 is primarily driven by $6,803 in excise taxes incurred as part of the U.S. pension plan termination and $1,776 in derivative losses associated with the acquisition of Ferroperm, as well as foreign currency losses primarily related to the Chinese Renminbi offset partially by income from the U.S. pension plan investments realized prior to the final termination.

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Effective tax rate	25.6%	32.5%

Our effective income tax rate was 25.6% and 32.5% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in our effective income tax rate is primarily attributed to a one-time non-cash settlement expense related to the termination of the U.S. pension plan made in the second and third quarters of 2021.

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

Cash and cash equivalents were $147,908 at September 30, 2022, and $141,465 at December 31, 2021, of which $96,180 and $124,635, respectively, were held outside the United States. Total long-term debt was $85,478 as of September 30, 2022 and $50,000 as of December 31, 2021. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders' equity, was 14.8% at September 30, 2022, compared to 9.7% at December 31, 2021.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $95,739 during the nine months ended September 30, 2022. Components of net cash provided by operating activities included net earnings of $44,635, depreciation and amortization expense of $21,727, other net non-cash items of $7,821, and a net cash inflow from changes in assets and liabilities of $21,556 primarily driven by $34,016 received from the U.S. pension plan termination.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $105,788, driven by the acquisition payments for the TEWA and Ferroperm acquisitions of $96,528 and capital expenditures of $9,260. See Note 3 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $15,623. The net cash inflow was the result of net cash from debt of $35,478 associated with recently completed acquisitions, partially offset by treasury stock purchases of $13,446, dividends paid of $3,855, taxes paid on behalf of equity award participants of $1,504, and contingent consideration payments of $1,050.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	September 30,	December 31,
	2022	2021
Total credit facility	$400,000	$400,000
Balance outstanding	85,478	50,000
Standby letters of credit	1,640	1,740
Amount available, subject to covenant restrictions	$312,882	$348,260

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

The Revolving Credit Facility includes a swing-line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at September 30, 2022.

Acquisitions

On February 28, 2022, we acquired TEWA, a designer and manufacturer of high-quality temperature sensors. The net cash payment of $24,485 for this acquisition was funded by the Company's cash on hand.

On June 30, 2022, we acquired Ferroperm, a designer and manufacturer of high performance piezoceramic components for use in complex and demanding medical, industrial, and aerospace applications. The net cash payment of $72,043 for this acquisition was funded by a combination of cash on hand and borrowings under our Revolving Credit Facility.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During and as of the three and nine months ended September 30, 2022, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cummins Inc.	15.6%	14.3%	16.1%	14.8%
Toyota Motor Corporation	11.6%	10.0%	11.5%	12.3%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended September 30, 2022, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
July 1, 2022 through July 31, 2022	46,400	$33.58	46,400	$27,988
August 1, 2022 through August 31, 2022	5,600	$39.22	5,600	$27,768
September 1, 2022 through September 30, 2022	—	$—	—	$27,768
Total	52,000		52,000

Item 6. Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings (Loss); (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: October 26, 2022	Dated: October 26, 2022