Form 10-K
period 2022-12-31
CTS CORP
filed 2023-02-24
CIK 26058

hu`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 30, 2022, was approximately $1,069,446,384. There were 31,668,025 shares of common stock, without par value, outstanding on February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 11, 2023 are incorporated by reference in Part III.

CTS CORPORATION 2

Safe Harbor

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties and other factors, which could cause CTS’ actual results, performance or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: the ultimate impact of the COVID-19 pandemic on CTS’ business, results of operations or financial condition, including supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions, including our acquisitions of TEWA Temperature Sensors and Ferroperm Piezoceramics; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; and risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the potential impact U.S./China relations and the conflict between Russia and Ukraine may have on our business, results of operations and financial condition). Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of this Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

We operate manufacturing facilities in North America, Asia, and Europe. Sales and marketing are accomplished through our sales engineers while also using independent manufacturers' representatives and distributors as an extension of our sales capability.

On February 28, 2022, we acquired 100% of the outstanding shares of TEWA for $24,515. TEWA is a designer and manufacturer of high-quality temperature sensors. TEWA has complementary capabilities with our existing temperature sensing platform, and the acquisition supports our end market diversification strategy and expands our presence in Europe.

On June 30, 2022, we acquired 100% of the outstanding shares of Ferroperm for $72,340. Ferroperm specializes in the design and manufacture of high performance piezoceramic components for use in complex and demanding medical, industrial, and aerospace applications. Ferroperm has complementary capabilities with our existing medical diagnostics and imaging product lines. The acquisition supports our end market diversification strategy and expands our presence in European end markets.

On February 6, 2023, we acquired 100% of the outstanding shares of maglab AG ("maglab") for $4,164 in cash subject to additional earnout payments based on future performance. Maglab has deep expertise in magnetic system design and current measurement solutions for use in e-mobility, industrial automation, and renewable energy applications. Maglab's domain expertise coupled with CTS’ commercial, technical and operational capabilities position us to advance our status as a recognized innovator in electric motor sensing and controls markets.

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

The following table identifies major products by industry. Products are sold to several industry OEMs, tier one suppliers, and distributors.

Product Description	Transportation	Industrial	Medical	Aerospace and Defense
SENSE	•	•	•	•
(Controls, Pedals, Piezo Sensing Products, Sensors, Switches, Transducers)
CONNECT		•	•	•
(EMI/RFI Filters, Capacitors, Frequency Control, Resistors, RF filters)
MOVE	•	•	•
(Piezo Microactuators, Rotary Actuators)

CTS CORPORATION 4

The following table provides a breakdown of net sales by industry as a percent of consolidated net sales:

	2022	2021	2020
Industry
Transportation	52%	55%	57%
Industrial	29%	27%	25%
Medical	10%	9%	9%
Aerospace and Defense	9%	9%	9%
% of consolidated net sales	100%	100%	100%

In the above table, previously reported Telecommunications & IT are included in the Industrial end-market for all periods presented.

MARKETING AND DISTRIBUTION

Sales and marketing to customers is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Czech Republic, Denmark, Germany, Japan, Singapore, Taiwan, and the United States. Approximately 88% of 2022 net sales were attributable to our sales engineers.

Our sales engineers generally service our largest customers with application-specific products. A vast majority of our products are engineered solutions. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

In 2022, independent distributors accounted for approximately 9% of net sales. We use distributors for a small portion of our product portfolio that are standard and require less design support, to service smaller customers, and to provide supply chain fulfillment for certain customers. Our key distribution partners include large global and regional distributors such as Avnet, Inc., Digi-Key Electronics, Master Electronics, Future Electronics, and TTI, Inc. In addition, we also utilize the services of independent manufacturers' representatives for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from us. During 2022, approximately 3% of net sales were attributable to independent manufacturers' representatives.

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

Due to the COVID-19 pandemic, we have experienced supply chain disruptions and inflationary pressures. In particular, semiconductor and resin shortages have increased our material prices, and they have impacted our OEM customers’ ability to finish assembly of vehicles, which in turn have adversely impacted our results of operations and cash flows. These pressures are expected to continue in fiscal 2023.

PATENTS, TRADEMARKS, AND LICENSES

We continue our practice of innovation and protect our intellectual property by obtaining patents in the U.S. and abroad. Our patents cover inventions relating to products that our engineers have designed, as well as for methods and technology related to our manufacturing processes. We obtained 22 patents in 2022, including 7 U.S. patents and 15 non-U.S. patents. We currently own 314

CTS CORPORATION 5

patents worldwide including 132 active U.S. patents. We own 9 registered U.S. trademarks, most of which are registered in jurisdictions throughout the world. We have also licensed certain patents and our license and royalty income for 2022 was less than 1% of net sales.

MAJOR CUSTOMERS

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2022	2021	2020
Cummins Inc.	15.3%	15.0%	13.1%
Toyota Motor Corporation	11.5%	12.4%	13.4%

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

NON-U.S. REVENUES AND OPERATIONS

Our net sales to customers originating from our non-U.S. operations as a percentage of total net sales were as follows:

	Years Ended December 31,
	2022	2021	2020
Net sales from non-U.S. operations	44.4%	42.0%	43.0%

We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and transportation risks, economic downturns and inflation, government regulations, and expropriation. Our non-U.S. manufacturing facilities are located in China, Czech Republic, Denmark, Mexico, Philippines, Poland, and Taiwan. Additional information regarding the Company’s sales by geographic area and long-lived tangible assets in different geographic areas is included in Note 20 - "Geographic Data" of this Annual Report on Form 10-K.

HUMAN CAPITAL MANAGEMENT AND OUR CULTURE

CTS is a leading provider of sensing and motion devices as well as connectivity components and we believe our employees are a critical asset to meeting our mission of enabling an intelligent and seamless world. We take great pride in the products we build, and the manner

CTS CORPORATION 6

in which we operate as a company and as individuals. We pull together, drawing on our strengths, guided by our culture which is built on our values.

•
Play to Win – being ambitious, seizing opportunities, challenging to get best results, acting with humility, intelligence, and integrity
•
Responsiveness – being nimble and acting fast, understanding customers’ needs, respecting the views and needs of others, working with a sense of urgency
•
Simplicity – being straightforward, easy to deal with, reducing bureaucracy and complexity, delivering solutions efficiently and effectively
•
Solution Oriented – staying curious and resourceful, embracing challenges, understanding the challenges, finding new and better ways to work together

We have a global business, and our employees reflect the diversity of our geographic footprint. Below is a summary of our employees by location and gender as of December 31, 2022.

North America	2,288
Asia	1,352
Europe	569
Total	4,209

Female	58%
Male	42%

CTS is committed to fostering an environment where all employees are respected and treated equally. Empowering our employees’ distinctive talents delivers customer value and advances our culture and engagement. We strive to create an inclusive workplace where everyone feels valued, respected, appreciated, and embraced because of their differences – a place where every employee can be themselves so they can reach their highest potential and help us achieve our business goals. Our commitment to the aforementioned goals is evidenced through the formation and leadership from our global diversity council.

Our employees must adhere to a Code of Ethics that sets standards for appropriate behavior. We require annual training on preventing, identifying, reporting, and stopping any type of unlawful discrimination or unethical actions. A copy of our Code of Ethics is available for review on our Company’s website, www.ctscorp.com.

We have developed key recruitment and retention strategies that guide our human capital management approach as part of the overall management of our business. These strategies are advanced through a number of programs and initiatives outlined below:

Talent Planning Process

We have a global talent review and succession planning process designed to align our talent plans with the current and future strategies of the business. This includes the identification of key positions, assessment of internal talent and potential successors and plans for talent acquisition and development. Each year, employees are expected to have defined performance objectives so that they focus time and resources appropriately, understand their impact to the success of our strategy, and know how their performance will be assessed. On an annual basis managers complete a mid-year and year-end performance evaluation with their employees.

Employee Compensation

We strive to align compensation with the external market of companies from a similar industry or that are similarly sized and maintain equity within the organization. In addition, we offer a broad range of company-paid benefits, which we believe are competitive in our industry. Our compensation programs are designed to align the compensation of our employees with their performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. We engage with outside consulting firms to benchmark all of our employee compensation and benefits aligning to market median.

Training and Development

Employee development and company growth goes hand in hand. At CTS we focus our learning and development activities on areas that we believe will most effectively support the delivery of our business objectives. In the competitive environment in which we operate, employees need to replenish their knowledge and acquire new skills to do their jobs better. CTS provides growth and development

CTS CORPORATION 7

opportunities through programs such as Education Reimbursement, Situational Leadership, Leadership Essentials, and the Accelerated Leadership Program.

Health and Safety

The safety and well-being of our employees is a priority and vital to our success. Our health and safety activities are overseen by our corporate environmental, health and safety function and are managed by employees in our locations, who coordinate on-site safety programs, resources, reporting and training. Our employees are regularly trained on safety-related topics, and we monitor and measure the effectiveness of our programs at all of our locations.

CTS Cares

We recognize that we have a responsibility to be a positive influence in the communities in which we do business around the world, and CTS Cares is the platform which connects CTS employees to the causes that we care about. We have a rich history of philanthropy and community involvement. Our employees routinely leverage their individual skills and capabilities to give back to their local communities. We value and are proud of the contributions that our employees make. CTS Cares supports our global community.

EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers. The following serve as executive officers of CTS as of December 31, 2022.

Name	Age	Positions and Offices
Kieran O'Sullivan	60	President, Chief Executive Officer and Chairman of the Board
Ashish Agrawal	52	Vice President and Chief Financial Officer
Scott D’Angelo	52	Vice President, General Counsel and Secretary
Martin Baumeister	56	Senior Vice President
Mike Murray	52	Senior Vice President

Kieran O’Sullivan – 60 – President, Chief Executive Officer and Chairman of the Board. Mr. O’Sullivan joined CTS on January 7, 2013. Before joining CTS, Mr. O’Sullivan served as Executive Vice President of Continental AG’s Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006. Mr. O’Sullivan is a member of the board of directors of LCI Industries, a supplier of engineered components for manufacturers of recreational vehicles, manufactured homes, marine applications, and for the related aftermarkets, serving as the chairperson of the risk committee, and as a member of the corporate governance, nominating and sustainability and audit committees.

Ashish Agrawal – 52 – Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer of CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Group AB, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer, Americas, beginning in 2007. Prior to that, Mr. Agrawal was with General Electric Co. in various positions beginning in December 1994.

Scott D’Angelo – 52 – Vice President, General Counsel and Secretary. Mr. D’Angelo joined CTS in February 2021 and was elected General Counsel and Secretary on February 11, 2021. Prior to joining CTS, Mr. D’Angelo was a member of the International Commercial and Trade Practice Group of Baker McKenzie, LLP from March 2019, and served as Vice President, Deputy General Counsel & Chief Compliance Officer of Fortune Brands Home & Security, Inc., a leading home and security products company, from May 2015 and, prior to that, served in several senior roles with McDonald’s Corporation.

Martin Baumeister – 56 – Senior Vice President. Mr. Baumeister joined CTS on January 14, 2020. Immediately prior to joining CTS, Mr. Baumeister served as Executive Director - Product Line Electronics Americas at Vitesco Technologies since October 2019. Prior to that role, Mr. Baumeister served as Executive Director Electronics Americas when Continental separated that subsidiary into an independent entity from July 2018, and served as Executive Director - Global Customer Head from February 2015.

Mike Murray – 52 – Senior Vice President, Mr. Murray joined CTS on January 22, 2018. Prior to joining CTS, Mr. Murray gained global experience working and living in China and Hong Kong in senior roles at Laird PLC and Littelfuse, Inc. Most recently, he served as Laird’s Vice President of Global Operations for the Performance Materials Business Unit beginning in January 2014.

CTS CORPORATION 8

Information with respect to the Company’s Directors and corporate governance policies and practices may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Investors and others should note that we announce material financial information to our investors using the Investors section of our website (ctscorp.com/investors), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with our investors and the public about the Company, our services and other issues. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in the Company to review the information we post on the social media channels and blogs listed on our investor relations website.

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

In addition, our customers may request that manufacturing of their products be transitioned from one of our facilities to another to achieve cost reductions and other objectives. Such transfers may result in short term inefficiencies and costs due to resulting excess

CTS CORPORATION 9

capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, we make key decisions based on our estimates of customer requirements, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements. Changes in demand for our customers’ products may reduce our ability to estimate future customer requirements accurately. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our products or our customers' products. We often increase staffing and capacity and incur other expenses to meet the anticipated demand of our customers, which causes reductions in our gross margins if customer orders are delayed or canceled. On occasion, customers may require rapid increases in production, which may stress our resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed over the short-term, a reduction in customer demand could harm our gross margin and operating income until such time as adjustments can be made to activity and operating levels or to structural costs.

Deterioration of general economic, political, credit and/or capital market conditions could adversely affect our financial performance, our ability to grow or sustain our business, financial condition and results of operations, and our ability to access the capital markets.

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect our business and the businesses of our customers, suppliers and consumers. Recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability in the markets where we compete could negatively affect our revenues and financial performance, and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by the Russia-Ukraine conflict (as discussed below), global supply chain disruptions and inflation have adversely impacted and could continue to adversely impact our business and financial results.

The capital and credit markets provide us with liquidity to operate and grow our business beyond the liquidity that operating cash flows provide. A global or regional economic downturn or disruption of the credit markets could increase our future borrowing costs and impair our ability to access capital and credit markets necessary for our operations and to execute our strategic plan. If our access to capital on terms commercially acceptable to us were to become significantly constrained, or if costs of capital increased significantly, then our financial condition, results of operations and cash flows could be adversely affected.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing Russia-Ukraine conflict or other geopolitical tensions and conflict.

The ongoing conflict between Russia and Ukraine (which we refer to as the “Russia-Ukraine conflict”), has adversely affected the global economy, and the geopolitical tensions and conflicts it generates may continue to negatively impact our operations. It has resulted in heightened economic sanctions from the U.S., the U.K., the European Union and the international community. Even though we have no physical assets in Russia, the impact of the Russia-Ukraine conflict could have a material adverse effect on our business, financial condition, results of operations, supply chain, availability of critical supplies, intellectual property, partners, or customers. Further escalation of geopolitical tensions related to the Russia-Ukraine conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, and volatility in foreign exchange rates, interest rates and financial markets, any of which may adversely affect our business and supply chain. More broadly, there could be additional negative impacts to our financial results if the Russia-Ukraine conflict worsens, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures, including with respect to energy and supply chain cost increases or shortages, or the geographic proximity of the conflict relative to the rest of Europe. Similar geopolitical tensions and political conflicts, including tensions between the U.S. and China as well as between China and Taiwan, could adversely impact our employees, financial performance, and global operations, including by, among other things, jeopardizing the safety of our employees and facilities, disrupting our and our partners’ production, supply chain and logistics and communications, and causing market volatility, which could adversely impact our sales. In addition, the effects of the ongoing Russia-Ukraine conflict as well as escalating tensions between China and Taiwan and other geopolitical conflicts could amplify or affect many of our other risks described elsewhere in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

The impacts of supply chain constraints and inflationary pressures could adversely impact our operating results.

Our business has been, and may continue to be, impacted by supply chain constraints, including as a result of raw materials and electronic component shortages, including, in particular, shortages of semiconductor chips and resin, longer lead times, port congestion, increased freight costs and the uncertain economic environment worldwide. These supply chain constraints have and may in the future prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with affected customers and our reputation as a reliable supplier. We may be required to pay higher prices for raw materials or electronic components in short supply and order these raw materials or electronic components in greater quantities to compensate for variable delivery times. We may also be required to pay higher prices for

CTS CORPORATION 10

raw materials or electronic components due to inflationary trends regardless of supply, including the current high inflationary environment. In addition, current proposed or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and other components for our business. The supply and price of our key raw materials and electronic components can be affected by a number of factors beyond our control, including market demand, inflation, alternative sources for suppliers, global geopolitical events, global or regional disease outbreaks or pandemics, trade agreements among producing and consuming nations and governmental regulations (including tariffs).

Similarly, if the costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of these matters through price increases, cost savings to offset cost increases, hedging arrangements, or other measures, our results of operations and financial condition could be adversely impacted. If our competitors maintain or substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by prices that do not offset the inflationary pressures, which may impact our gross margins. Even if we are able to raise the prices of our products, we may not be able to sustain such price increases. Temporary or sustained price increases may also lead to a decrease in demand for our products as competitors may not adjust their prices which could lead to a decline in sales volume and loss of market share. Our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations.

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

On an ongoing basis we explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. For example, during 2022, we acquired both TEWA Temperature Sensors SP. Zo.o. (“TEWA”) and Meggitt A/S (a/k/a Ferroperm Piezoceramics A/S, “Ferroperm”). We may have difficulty finding suitable opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for any number of reasons including a failure to secure financing. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage newly acquired businesses such as TEWA and Ferroperm, including their operations or employees. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management's attention

CTS CORPORATION 11

from our existing business to integrate the operations and personnel of the acquired or combined business; possible adverse effects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which could reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. Even if we are initially successful in integrating a new operation, we may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or realize other anticipated benefits of an acquisition and could adversely affect our business and operating results.

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

We have announced and initiated restructuring plans or capital projects at various times in the recent past designed to revise and consolidate certain aspects of our operations for the purpose of improving our cost structure and operational efficiency. We may incur restructuring and impairment charges in the future if circumstances warrant, which could be material. Additionally, if we are unsuccessful in implementing restructuring plans or in executing capital projects, we may experience disruptions in our operations and higher ongoing costs, which may materially adversely affect our business, financial condition and operating results.

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

CTS CORPORATION 12

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

We have been notified by the U.S. Environmental Protection Agency (the “EPA”), state environmental agencies and, in some cases, groups of potentially responsible parties, that we are potentially liable for environmental contamination at several sites currently and formerly owned or operated by us, including sites designated as National Priorities List sites under the EPA’s Superfund program. Superfund liability is joint and several and we may be held responsible for more than our share of contamination at a site. On February 8, 2023, we received a demand letter from the EPA seeking reimbursement of its past response costs and interest thereon in the amount of $9,955 relating to the CTS of Asheville, Inc. Superfund Site, from the three potentially responsible parties associated with the site, including the Company. See Note 11 "Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Although we estimate our potential environmental liability and reserve for such matters, including the Asheville site, we cannot assure you that our reserves will be sufficient to cover the actual costs that we incur as a result of these matters.

Future events, such as the notification of potential liability at new sites, the discovery of additional contamination or changes to an approved remedy at an existing site, changes to existing EHS laws and regulations or their interpretation, and more rigorous regulatory action by government authorities, may require additional expenditures by us, which could have a negative impact on our operations.

Changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations could cause volatility or have a material adverse effect on our business and financial results.

Future changes to U.S. or foreign tax and trade policies, impositions of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, may lead to the continuation or escalation of such risks and uncertainty.

In addition, changes to existing tax laws or the adoption of new tax laws, particularly in the U.S. and EU, could have a material adverse impact to our effective tax rate and future cash tax liabilities. The current economic and political environment may result in significant tax law changes in the numerous jurisdictions in which we operate. In addition, our effective tax rate could be materially affected by certain tax proposals developed by the Organization for Economic Cooperation and Development and European Commission regarding the taxation of multinational businesses.

Continued economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult. The final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance. Additionally, modifications of laws and policies governing foreign trade and investment, including trade agreements and tariffs such as the United States-Mexico-Canada Agreement, or the European Union-United Kingdom Trade and Cooperating Agreement, could adversely affect our supply chain, business and results of operations. The implementation of additional tariffs and retaliatory tariffs from trade partners or related uncertainties could further increase the cost of certain of our imported materials, thereby adversely affecting our profitability.

Failure to comply with existing laws and regulations or changes in these laws, regulations, or interpretations thereof, specifically tax and environmental laws or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations, the amount and timing of future taxable income and the interaction of such laws and regulations among jurisdictions. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded.

CTS CORPORATION 13

Negative or unexpected tax consequences could adversely affect our results of operations.

We operate globally and changes in tax laws could adversely affect our results. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures enacted by individual countries, which could significantly impact our effective tax rate, tax liabilities, and ability to utilize deferred tax assets.

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

The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price.

Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, development and launch of innovative new products, market share projections, product pricing, sales, volume and product mix, foreign exchange rates and volatility, tax rates, interest rates, commodity prices, cost savings, accruals for estimated liabilities, including litigation reserves, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase of our stock, make acquisitions, pay dividends and meet debt obligations. There is no assurance that we will fully realize the anticipated cost savings and other benefits of our restructuring activities in the time frames we desire or at all. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.

CTS CORPORATION 14

Risks Related to COVID-19 Pandemic and Other External Factors

Public health issues such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business or financial results.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has affected our offices and manufacturing facilities throughout the world, as well as the facilities of our suppliers, customers and their customers for the past several years. As of December 31, 2022, we continue to experience some disruptions, mainly to our operations in China. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as any additional future resurgences from known or new variants, future government regulations and actions in response to the crisis, the timing, availability, effectiveness and adoption rates of vaccines and treatments, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. Given these uncertainties, we expect the pandemic to continue to have an impact on our business, operations, financial condition, liquidity and results of operations in 2023 and potentially beyond. There can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations in the future.

Loss, operational disruptions or closure of a key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results.

Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, fires, hurricanes, floods, acts of war, terrorist attacks, cyberattacks and other disruptions in information systems, disease outbreaks or pandemics, and other natural disasters or catastrophic events that damage, disrupt or destroy one of our key facilities or the key facilities of our significant suppliers. If any of our key facilities or the key facilities of our significant suppliers experience a significant operational disruption or catastrophic loss, it could delay, disrupt or reduce production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties. Such significant disruptions could be due to, among other things:

•
the loss or disruption of the timely availability of adequate supplies of essential raw materials for us and our suppliers, including single-source suppliers;
•
our ability to integrate new suppliers into our operations;
•
material financial issues facing our suppliers, such as bankruptcy or similar proceedings;
•
transportation and logistics challenges, including as a result of port and border closures and other governmental restrictions and the availability and capacity of shipping channels;
•
the loss or disruption of other manufacturing, distribution and supply capabilities;
•
the loss or disruption of the energy sources or energy suppliers in Europe due to supply shortages as a result of the Russia-Ukraine conflict, including price increases in the energy market;
•
labor shortages, strikes or work stoppages;
•
illness to our employees or their families or governmental restrictions on such employees' ability to travel or perform necessary business functions; or
•
as a result of the need for us or our suppliers to operate our respective businesses with substantial modifications to employee travel and employee work locations.

Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Our business and results of operations could also be adversely impacted by under-investment in physical assets or production capacity.

Climate-related events and climate change legislation could adversely impact our business.

The effects of climate change and the ongoing efforts to mitigate its impact, including through climate change-related legislation and regulation, could have a material adverse effect on our business, financial condition, and results of operations. The physical effects of climate change, including extreme weather and natural disasters (including those risks discussed under the heading “Loss, operational disruptions or closure of a key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results”) may disrupt our operations and those of our customers and suppliers. In addition, changes to laws or regulations enacted to address the potential impacts of climate change could have a material

CTS CORPORATION 15

adverse impact on our business, financial condition, and results of operations. For example, continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit greenhouse gas emissions. Any future increased regulation concerning greenhouse gas emissions and other climate-change related laws and regulations, may require equipment modifications, operational changes, payment of increased or additional taxes, or the purchase of emission credits to reduce the emission of greenhouse gases from our operations, which may result in us incurring substantial capital expenditures and compliance, operating, maintenance and remediation costs. In addition, any such future regulatory changes could result in transition risks to our business, including but not limited to (i) the nature and timing of any requirement to lower greenhouse gas emissions and adopt more energy-efficient energy use, which could result in changes or disruptions to the way we operate our business, (ii) the risk of lower demand for our products related to customers who experience business declines or disruptions due to the impact of any requirement to lower greenhouse gas emissions, (iii) financial risks where compliance with such regulations requires unforeseen capital expenditures, (iv) legal risks associated with the implementation of any new technologies required to comply with such regulations, which could impede our ability to innovate new products, meet customer and market demand or compete on pricing and quality in the market, and/or (v) reputational risks associated with our customers’ and investors’ perceptions of our business. We are not able to predict how any future definitive agreements, pacts and/or regulations, if and when they are adopted and required, and the commitments necessary to comply with such requirements, will affect our business, financial condition, and results of operations.

General Risk Factors

Unfavorable outcomes of legal or regulatory matters may adversely affect our business and financial condition and damage our reputation.

We are from time to time involved in or subject to a variety of litigation, claims, legal or regulatory proceedings or matters related to our business, warranty claims, our intellectual property rights, alleged infringement or misappropriation by us of intellectual property rights of others, tax, environmental, privacy, insurance, ERISA and employment matters. Such matters, even those that are ultimately non-meritorious, can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel, and may generate adverse publicity that damages our reputation. The assessment of the outcome of such matters, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control and are based on the information available to management at that time. The outcome of such matters, including amounts ultimately received or paid upon judgment or settlement, may differ materially from management’s outlook or estimates, including any amounts accrued in the financial statements. Actual outcomes, including judgments, awards, settlements or orders, could have a material adverse effect on our business, financial condition, operating results, or cash flows and damage our reputation.

We face risks relating to our international operations.

Because we have significant international operations, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may materially adversely affect us, including: political and economic instability in countries in which our products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings repatriation and expatriation restrictions; exposure to different legal standards, including related to intellectual property; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes we pay; inflation or deflation; greater difficulty in collecting accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters, and business operations; and communication among and with management of international operations. In addition, these same factors may also place us at a competitive disadvantage compared to some of our foreign competitors.

We may face risks associated with violations of the Foreign Corrupt Practices Act and similar anti-bribery laws (collectively, "Anti-Bribery Laws"). Anti-Bribery Laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our Code of Ethics mandates compliance with these Anti-Bribery Laws. We operate in many parts of the world where strict compliance with Anti-Bribery Laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the detrimental actions by our employees or agents. If we are found to be liable for violations of Anti-Bribery Laws (either due to our own acts or inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Public health or safety concerns and governmental restrictions that impact the availability of raw materials, labor, or the movement of goods in some of the countries in which we operate could have a material adverse effect on our business, financial condition, and operating results.

CTS CORPORATION 16

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

If we are unable to protect our intellectual property or we infringe or are alleged to infringe, on others' intellectual property rights, our business, financial condition and operating results could be materially adversely affected.

The success of our business depends, in part, upon our ability to protect our trade secrets, trademarks, copyrights and patents, obtain or license patents and operate without infringing on the intellectual property rights of others. We rely on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical and other measures to protect our proprietary rights in our products and technology. The steps we have taken to prevent misappropriation of our technology may be inadequate. In addition, the laws of some foreign countries in which we operate do not protect our proprietary rights to the same extent as do the laws of the United States. Although we continue to evaluate and implement protective measures, there can be no assurance that these efforts will be successful. Our inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our technology, cause us to lose sales or otherwise harm our business.

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

We depend on our senior executive officers and other key personnel to run our business. We do not have long-term employment contracts with our key personnel. The loss of any of these officers or other key personnel could adversely affect our operations. Our future success depends on our ability to identify, attract, and retain qualified personnel on a timely basis. If we were to experience turnover of senior management or if a member of our senior management were to become ill or incapacitated, our stock price, our results of operations, our commercial and supply chain operations and our vendor or customer relationships could each be adversely impacted, and such events may make recruiting for future management positions more difficult. The labor market for many of our employees is very competitive, and wages and compensation costs continue to increase. Our ability to attract and retain key talent has been, and may continue to be, impacted by challenges in the labor market, particularly in the U.S., which has recently been experiencing wage inflation, labor shortages, a continued shift toward remote work. If we face labor shortages and/or increased labor costs as a result of increased competition for employees, higher employee turnover rates, or increases in employee benefits costs, our operating expenses could increase, which could negatively impact our growth and results of operations. Labor shortages, and higher employee turnover rates could also lead to disruptions in our business. In addition, we must successfully integrate any new management personnel that we hire within our organization, or who join our organization as a result of an acquisition, in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

Ineffective internal control over our financial reporting may harm our business.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). Our controls necessary for continued compliance with Sarbanes-Oxley may not operate effectively or at all times and may result in a material

CTS CORPORATION 17

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

To conduct our operations, we may need to move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security ("Data Protection Laws"). Data Protection Laws typically impose significant requirements and additional obligations for companies on how they collect, process and transfer personal data by enacting consumer privacy rights and imposing significant fines for non-compliance. The potential for fines and other related costs in the event of a breach of or non-compliance with existing or proposed Data Protection Laws may have an adverse effect on our financial results. Further, the regulatory framework around data custody, data privacy and breaches vary by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

We are exposed to, and may be adversely affected by, potential security breaches or other disruptions to our information technology systems and data security.

We rely on our information technology systems and networks, including cloud-based systems, in connection with many of our business activities, some of which are managed directly by us, while others are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, suppliers, employees, and other sensitive matters. We have both an increasing reliance on IT systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as expanded remote work policies. If these technologies, systems, products or services are damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving denial of service attacks, unauthorized access, malicious software, or other intrusions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts of any such circumstances could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage; and legal claims or legal proceedings, including regulatory investigations, actions and fines; and damage to our reputation. There has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically. Moreover, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetrate wire transfer or other frauds. Furthermore, geopolitical turmoil has heightened the risk of cyberattacks.

These trends increase the likelihood of such events occurring as well as the costs associated with protecting against such attacks. It is possible for vulnerabilities in our IT systems to remain undetected for an extended period of time up to and including several years. We, and the service providers that we depend on to support our systems and business operations, are regularly the target of, and periodically respond to, cyberattacks, including phishing and denial-of-service attacks. As a result, we continuously monitor our systems to protect our technology infrastructure and data from misappropriation or corruption. In addition, we further attempt to mitigate these risks by employing a number of other measures, including employee training, a breach response plan, and maintenance of backup and protective systems. Further, while we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. Notwithstanding those measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our financial results.

Environmental, social, and governance ("ESG") issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Companies across all industries are facing increasing scrutiny relating to their ESG practices and policies. Increased focus and activism related to ESG may hinder our access to capital or negatively impact our stock price, as investors may reconsider their capital investment based on their assessment of our ESG practices and policies. In particular, investor advocacy groups, institutional investors, stockholders, employees, consumers, customers, regulators, proxy advisory services and other market participants have increasingly focused on ESG practices and policies of companies, including sustainability performance and risk mitigation efforts, and their effect on companies from an investor, consumer, customer or employee perspective. If our ESG practices do not meet investor or other stakeholder expectations

CTS CORPORATION 18

and standards or evolving regulatory requirements, our stock price, sales, ability to access capital markets, reputation and employee retention, among other things, may be negatively affected.

Shareholder activism efforts or unsolicited offers from a third-party could cause a material disruption to our business and financial results.

We may be subject to various legal and business challenges due to actions instituted by shareholder activists or an unsolicited third-party offer. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers, prospective and current employees and others. Proposed or future laws and regulations may increase the chance we become the target of shareholder activist campaigns, including ESG-related actions. If shareholder activist campaigns are initiated against us, our response to such actions could be costly and time-consuming, which could divert the attention and resources of our Board of Directors, Chief Executive Officer and senior management from the pursuit of our business strategies, which could harm our business, negatively impact our stock price, and have an adverse effect on our business and financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Square Footage	Owned/Leased
Albuquerque, New Mexico	114,525	Leased
Boise, Idaho	15,000	Leased
Calamba, Philippines	14,800	Leased
Hopkinton, Massachusetts	32,000	Owned
Juarez, Mexico	42,834	Leased
Kaohsiung, Taiwan	75,900	Leased(1)
Kvistgaard, Denmark	13,659	Leased
Kvistgaard, Denmark	50,569	Leased
Lisle, Illinois	31,000	Leased
Matamoros, Mexico	51,000	Owned
Tecate, Mexico	26,460	Leased
Tecate, Mexico	24,500	Owned
Nogales, Mexico	67,000	Leased
Nupaky, Czech Republic	55,919	Leased
Ostrava, Czech Republic	67,473	Leased
Tianjin, China	225,000	Owned(2)
Zhongshan, China	112,600	Leased
Lublin, Poland	24,886	Leased
Leczna, Poland	8,503	Leased
Total manufacturing	1,053,628

(1)
Ground lease through 2026; restrictions on use and transfer apply.
(2)
Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

CTS CORPORATION 19

A small portion of the China, Czech Republic, and Denmark locations above also maintain sales offices.

Non-Manufacturing Facilities	Square Footage	Owned/Leased	Description
Boise, ID	13,150	Leased	Warehouse
Brownsville, Texas	N/A	Owned	Land
Brownsville, Texas	10,000	Leased	Warehouse
El Paso, Texas	22,400	Leased	Office and Warehouse
Matamoros, Mexico	20,173	Leased	Warehouse and administrative offices
Elkhart, Indiana	319,000	Owned	Idle facility
Elkhart, Indiana	93,000	Owned	Administrative offices and research
Farmington Hills, Michigan	1,790	Leased	Sales office
Kaohsiung, Taiwan	8,951	Leased	Administrative offices and research
Lisle, Illinois	74,925	Leased	Administrative offices and research
Nagoya, Japan	800	Leased	Sales office
Singapore	5,597	Leased	Sales office
Yokohama, Japan	1,403	Leased	Sales office
Total non-manufacturing	571,189

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

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 17, 2023, there were approximately 831 shareholders of record.

CTS CORPORATION 20

On May 13, 2021, the Board of Directors (the "Board") authorized a stock repurchase program with a maximum dollar limit of $50 million. This program authorizes us to make repurchases of our common stock from time to time on the open market, including pursuant to Rule 10b5-1 plans, but does not obligate us to make repurchases, and it has no expiration date.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 – October 31, 2022	10,100	$38.00	10,100	$27,385
November 1, 2022 – November 30, 2022	69,800	$41.34	69,800	$24,499
December 1, 2022 – December 31, 2022	119,198	$39.70	119,198	$19,767
Total	199,098		199,098

On February 9, 2023, the Board approved a new share repurchase program that authorizes the Company to repurchase up to $50 million of its common stock. The repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board in May 2021.

Shareholder Performance Graph

The following graph shows a five-year comparison of the cumulative total shareholder return on CTS common stock with the cumulative total returns of a general market index and a peer group index (Russell 2000 Index and Dow Jones Electrical Components & Equipment Industry Group). The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2017.

Comparison of 5 Year Cumulative Total Shareholder Return
$175
$150
$125
$100
$75
$50
2017
2018
2019
2020
2021
2022
NYSE:CTS
Russell 2000 Index
Dow Jones U.S. Electrical Components & Equipment Index

Item 6. Reserved

CTS CORPORATION 21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

On February 28, 2022, we acquired 100% of the outstanding shares of TEWA for $24,515. TEWA is a designer and manufacturer of high-quality temperature sensors. TEWA has complementary capabilities with our existing temperature sensing platform, and the acquisition supports our end market diversification strategy and expands our presence in Europe.

On June 30, 2022, we acquired 100% of the outstanding shares of Ferroperm for $72,340. Ferroperm specializes in the design and manufacture of high performance piezoceramic components for use in complex and demanding medical, industrial, and aerospace applications. Ferroperm has complementary capabilities with our existing medical diagnostics and imaging product lines. The acquisition supports our end market diversification strategy and expands our presence in European end markets.

On February 6, 2023, we acquired 100% of the outstanding shares of maglab AG ("maglab") for $4,164 in cash subject to additional earnout payments based on future performance. Maglab has deep expertise in magnetic system design and current measurement solutions for use in e-mobility, industrial automation, and renewable energy applications. Maglab's domain expertise coupled with CTS’ commercial, technical and operational capabilities position us to advance our status as a recognized innovator in electric motor sensing and controls markets.

COVID-19 Impact and Supply Chain Uncertainties

The COVID-19 pandemic and subsequent supply chain uncertainties have had a significant negative impact on the global economy in 2022 and 2021. These events have disrupted the financial markets, negatively impacted the global supply chain and increased the cost of materials and operations, particularly within the global automotive industry. Key semiconductor chip and other critical part shortages continue to force OEMs to shut down production, often on short notice. With customers changing orders on short notice, we run the risk of carrying excess inventory in these situations. These developments are outside of our control, remain highly uncertain, and cannot be predicted. In addition, the supply chain shortages continue to put pressure on our manufacturing costs and our gross margins. We continue to actively monitor the ongoing impacts of the COVID-19 pandemic and supply chain issues and will seek to mitigate and minimize their impact on our business, when possible. We anticipate the supply chain disruptions to continue to impact our results in 2023 and we remain cautious about the financial impact of these potential disruptions on our business.

Results of Operations: Year Ended December 31, 2022 versus Year Ended December 31, 2021

(Amounts in thousands, except percentages and per share amounts):

CTS CORPORATION 22

The following table highlights changes in significant components of the Consolidated Statements of Earnings (Loss) for the years ended December 31, 2022, and December 31, 2021:

	Years Ended December 31,			Percent of Net Sales
	2022	2021	Percent Change	2022	2021
Net sales	$586,869	$512,925	14.4%	100%	100%
Cost of goods sold	376,331	328,306	14.6	64.1	64.0
Gross margin	210,538	184,619	14.0	35.9	36.0
Selling, general and administrative expenses	91,520	82,597	10.8	15.6	16.1
Research and development expenses	24,100	23,856	1.0	4.1	4.7
Restructuring charges	1,912	1,687	13.3	0.3	0.3
Total operating expenses	117,532	108,140	8.7	20.0	21.1
Operating earnings	93,006	76,479	21.6	15.8	14.9
Total other (expense) income, net	(12,269)	(137,359)	(91.1)	(2.1)	(26.8)
Earnings (loss) before taxes	80,737	(60,880)	n/a	13.8	(11.9)
Income tax expense (benefit)	21,162	(19,014)	n/a	3.6	(3.7)
Net earnings (loss)	$59,575	$(41,866)	n/a	10.2%	(8.2)%
Diluted earnings (loss) per share:
Diluted net earnings (loss) per share	$1.85	$(1.30)

Net sales were $586,869 for the year ended December 31, 2022, an increase of $73,944, or 14.4% from 2021. Net sales growth was driven by increased demand for our products in all end markets we serve. Net sales to transportation markets increased $19,615 or 6.9%. Net sales to other markets increased $54,329, or 23.7%. The TEWA and Ferroperm acquisitions added sales of $23,489 in 2022. Changes in foreign exchange rates decreased net sales by $10,985 year-over-year primarily due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro.

Gross margin was $210,538 for the year ended December 31, 2022, an increase of $25,919 or 14.0% from the year ended December 31, 2021. The increase in gross margin was driven by sales volume and mix partially offset by increased material freight costs, changes in foreign exchange rates of $3,577 and $4,048 in inventory step-up amortization charges taken relating to the TEWA and Ferroperm acquisitions. We continue to experience significant inflation in material and freight costs as well as interruptions in the supply chain, particularly due to the global semiconductor chip shortages. The impact of the supply chain shortages and OEM shutdowns are expected to continue to have an adverse effect on our operations that we are continuing to attempt to mitigate.

Selling, general and administrative ("SG&A") expenses were $91,520, or 15.6% of sales for the year ended December 31, 2022, versus $82,597 or 16.1% of sales in 2021. The increase in SG&A expenses was driven by the acquisitions and increased incentive compensation.

Research and development (“R&D”) expenses were $24,100, or 4.1% of sales in 2022 compared to $23,856, or 4.7% of sales in 2021, in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $1,912, or 0.3% of net sales in 2022, compared to $1,687, or 0.3% of net sales in 2021. We continue to implement certain restructuring actions to improve our cost structure and competitive position.

Other income and expense items are summarized in the following table:

	Years Ended December 31,
	2022	2021
Interest expense	$(2,192)	$(2,111)
Interest income	1,326	840
Other expense	(11,403)	(136,088)
Total other (expense), net	$(12,269)	$(137,359)

The reduction in other expense, net was primarily driven by decreased pension expense due to the U.S. pension plan termination, effective in 2021. Other expense, net for the year ended December 31, 2022 was primarily driven by $6,803 in excise taxes incurred as part of the U.S. pension plan termination, $1,776 in derivative losses associated with the acquisition of Ferroperm, and foreign currency losses primarily related to the Euro and Chinese Renminbi offset partially by income from the U.S. pension plan investments realized prior to the final termination. Other expense, net in 2021 was primarily driven by increased pension expense including $126,269 in

CTS CORPORATION 23

settlement charges from our U.S. pension plan termination process in the second and third quarters of 2021 as well as foreign currency translation losses, mainly due to the appreciation of the U.S. Dollar compared to the Czech Koruna and Mexican Peso.

	Years Ended December 31,
	2022	2021
Effective tax rate	26.2%	31.2%

The effective income tax rate in 2022 was 26.2% compared to 31.2% in the prior year. The decrease in our effective income tax rate is primarily attributed to a one-time non-cash settlement expense related to the termination of the U.S. pension plan incurred in the second and third quarters of 2021.

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

Cash and cash equivalents were $156,910 at December 31, 2022 and $141,465 at December 31, 2021, of which $90,244 and $124,635 respectively, were held outside the United States. Total debt as of December 31, 2022 and December 31, 2021 was $83,670 and $50,000, respectively. Total debt as a percentage of total capitalization, defined as long-term debt as a percentage of total debt and shareholders’ equity, was 14.2% at December 31, 2022, compared to 9.7% at December 31, 2021.

Cash Flows from Operating Activities

Net cash provided by operating activities was $121,197 during the year ended December 31, 2022. Components of net cash provided by operating activities included net earnings of $59,575, depreciation and amortization expense of $29,753, other net non-cash items totaling $10,260, and a net cash inflow from changes in assets and liabilities of $21,609 primarily driven by $34,016 received from the U.S. pension plan termination.

Net cash provided by operating activities was $86,141 during the year ended December 31, 2021. Components of net cash provided by operating activities included net loss of $(41,866), depreciation and amortization expense of $26,930, non-cash pension and other post-retirement plan expenses of $132,650, and other net non-cash items totaling $24,912, and a net cash outflow from changes in assets and liabilities of $6,661.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $111,188, driven by the acquisition payments for the TEWA and Ferroperm acquisitions of $96,855 and capital expenditures of $14,333. See Note 3 "Business Acquisitions" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Net cash used in investing activities for the year ended December 31, 2021, was $15,896, driven primarily by capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022, was $4,336. The net cash inflow was the result of net cash from debt of $33,638 associated with completed acquisitions, partially offset by treasury stock purchases of $21,447, dividend payments of $5,131, taxes paid on behalf of equity award participants of $1,524, and contingent consideration payments of $1,200.

Net cash used in financing activities for the year ended December 31, 2021, was $20,712. The net cash outflow was the result of net payments of long-term debt of $4,600, treasury stock purchases of $8,786, dividend payments of $5,173, taxes paid on behalf of equity award participants of $1,503, and contingent consideration payments of $650.

CTS CORPORATION 24

Capital Resources

Long-term debt was comprised of the following:

	As of December 31,
	2022	2021
Total credit facility availability	$400,000	$400,000
Balance outstanding	83,670	50,000
Standby letters of credit	1,640	1,740
Amount available, subject to covenant restrictions	$314,690	$348,260
Weighted-average interest rate	2.96%	1.16%

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

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at December 31, 2022

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors, including those related to the COVID-19 pandemic discussed in this Annual Report on Form 10-K. See “Item 1A. Risk Factors” for additional discussion of these and other risks that our business faces.

As of December 31, 2022, our material cash requirements for our known contractual and other obligations were as follows:

•
Long-term debt, including interest – Outstanding principal on our Revolving Credit Facility was $83,670 at December 31, 2022, with no amounts payable within 12 months. Additionally, we have minimum contractual future interest payments on our hedged borrowings under our Revolving Credit Facility estimated to be $6,295 through maturity, with approximately $1,464 payable within 12 months based on the December 31, 2022 exchange rate. We may paydown certain portions of these obligations early. See Note 13 and 14, "Debt" and “Derivatives,” respectively, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further details of our debt and hedging activities.
•
Operating lease payments – We enter into various noncancelable lease agreements for land, buildings and equipment under non-cancellable operating leases used in our operations. Operating lease obligations were $32,559, with $5,357 payable within 12 months. See Note 12, “Leases,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.
•
Retirement obligations – Expected future contributions relating to our defined benefit postretirement plans were $6,240, with $759 payable in 12 months. See Note 7, “Retirement Plan,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition or changes in our financial condition.

Acquisitions

On February 28, 2022, we acquired TEWA, a designer and manufacturer of high-quality temperature sensors. The net cash payment of $24,515 for this acquisition was funded by the Company's cash on hand.

CTS CORPORATION 25

On June 30, 2022, we acquired Ferroperm, a designer and manufacturer of high performance piezoceramic components for use in complex and demanding medical, industrial, and aerospace applications. The net cash payment of $72,340 for this acquisition was funded by a combination of cash on hand and borrowings under our Revolving Credit Facility.

On February 6, 2023, we acquired 100% of the outstanding shares of maglab for $4,164 in cash subject to additional earnout payments based on future performance. The acquisition was funded from cash on hand.

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

Critical Accounting Estimates

Goodwill, Intangibles and Other Long-Lived Assets

Purchase Accounting

We use the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of the acquired assets and liabilities assumed will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates, discount rates, customer attrition rates, asset lives, contributory asset charges, and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors.

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

CTS CORPORATION 26

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

For 2022, we elected to perform the qualitative assessment. Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2022. We will monitor future results and will perform a test if indicators trigger an impairment review.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Accounting Standards Codification (“ASC”) 740 states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of its technical merits. We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Critical Accounting Policies

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) ASC 606 Revenue from Contracts with Customers, net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for price adjustments. We base these estimates on the most likely value method considering all reasonably available information, including our historical experience and current expectations, and are reflected in the transaction price when sales are recorded.

CTS CORPORATION 27

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

Over the last three years, product warranty reserves have ranged from 0.4% to 2.7% of net sales. We believe our reserve level is appropriate considering all facts and circumstances surrounding any outstanding quality claims and our historical experience selling our products to our customers.

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.8% to 16.0% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

Recent Accounting Pronouncements

The information set forth under Note 1 - "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K is incorporated herein by reference.

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

Interest Rate Risk

We are exposed to risk of changes in interest rates on our Revolving Credit Facility. There was $83,670 and $50,000 outstanding under our Revolving Credit Facility at December 31, 2022 and 2021, respectively. As of December 31, 2022, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through December 2026 and $22,500 of our long-term debt through June 2027. The remaining long-term debt is unhedged as of December 31, 2022. A 100 basis point change in interest rates would not materially impact our total interest expense.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in China, Czech Republic, Denmark, Mexico, and Taiwan. During 2022, net sales from outside the U.S. were approximately 44% of total net sales. During 2021, net sales to customers from outside the U.S. were approximately 42% of total net sales.

CTS CORPORATION 28

The Company’s foreign exchange exposures result primarily from the sale of products in foreign currencies, foreign currency denominated purchases, and employee-related and other costs of running operations in foreign countries. Changes in foreign exchange rates could affect the Company’s sales, costs, balance sheet values and earnings; therefore, we have entered into foreign currency forward contracts with notional values of $12,602 and $17,732 as of December 31, 2022 to hedge our exposure against the Euro and Mexican Peso, respectively.

In addition, we entered into a cross currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027. Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency-swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market. At December 31, 2022 we had a net unrealized loss of $557 in accumulated other comprehensive (loss) income.

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

Due to the impact from the COVID-19 pandemic, freight costs increased significantly in 2022. While the Company is exposed to significant changes in certain commodity prices and expects higher freight costs into 2023, the Company actively monitors these exposures and may take various actions from time to time to mitigate any negative impacts relating thereto.

CTS CORPORATION 29

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of TEWA Temperature Sensors SP. Zo.o.

As described further in Note 3 to the financial statements, the Company acquired TEWA Temperature Sensors SP. Zo.o. (“TEWA”) on February 28, 2022 for a total purchase price of $24.5 million. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of approximately $13.7 million, which is primarily comprised of customer relationships of $13 million. The Company estimated the fair value of the customer relationships using the multi-period excess earnings method, which is an income approach that required management to make significant estimates and assumptions related to future revenues and cash flows and the selection of the discount rate. We identified the measurement of the acquisition-date fair value of the acquired customer relationships as a critical audit matter.

The principal considerations for our determination that the acquisition-date fair value of the acquired customer relationships is a critical audit matter was the high degree of auditor judgment and an increased extent of effort, which included utilizing specialists, to test

CTS CORPORATION 30

management’s internally developed assumptions for which there was limited observable market information. These assumptions were: 1) the forecasted revenue growth rates for existing customers, 2) the estimated customer attrition rate, and 3) the discount rate.

Our audit procedures related to the critical audit matter included the following, among others:

•
We tested certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the key assumptions such as the forecasted revenues, customer attrition rate, and the discount rate.
•
We evaluated the Company’ forecasted revenue growth rates for existing customers by comparing the forecasted growth assumptions to peer and historical results.
•
We tested, with the assistance of specialists, the Company’s selected customer attrition rate by comparing it to TEWA’s historical customer attrition data.
•
We assessed, with the assistance of specialists, the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable peers and performing a sensitivity analysis based on that data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Chicago, Illinois

February 24, 2023

CTS CORPORATION 31

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss)

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Net sales	$586,869	$512,925	$424,066
Cost of goods sold	376,331	328,306	285,003
Gross margin	210,538	184,619	139,063
Selling, general and administrative expenses	91,520	82,597	67,787
Research and development expenses	24,100	23,856	24,317
Restructuring charges	1,912	1,687	1,830
Operating earnings	93,006	76,479	45,129
Other (expense) income:
Interest expense	(2,192)	(2,111)	(3,272)
Interest income	1,326	840	1,047
Other (expense) income	(11,403)	(136,088)	2,575
Total other (expense) income, net	(12,269)	(137,359)	350
Earnings (loss) before taxes	80,737	(60,880)	45,479
Income tax expense (benefit)	21,162	(19,014)	10,793
Net earnings (loss)	$59,575	$(41,866)	$34,686
Net earnings (loss) per share:
Basic	$1.86	$(1.30)	$1.07
Diluted	$1.85	$(1.30)	$1.06
Basic weighted-average common shares outstanding	31,968	32,327	32,317
Effect of dilutive securities	270	—	267
Diluted weighted-average common shares outstanding	32,238	32,327	32,584
Cash dividends declared per share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 32

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net earnings (loss)	$59,575	$(41,866)	$34,686
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	3,499	311	(1,307)
Changes in unrealized pension cost, net of tax	1,203	91,081	(2,965)
Cumulative translation adjustment, net of tax	(848)	4	77
Other comprehensive earnings (loss)	$3,854	$91,396	$(4,195)
Comprehensive earnings	$63,429	$49,530	$30,491

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 33

CTS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$156,910	$141,465
Accounts receivable, net	90,935	82,191
Inventories, net	62,260	49,506
Other current assets	15,655	15,927
Total current assets	325,760	289,089
Property, plant and equipment, net	97,300	96,876
Operating lease assets, net	22,702	21,594
Other assets
Prepaid pension asset	—	49,382
Goodwill	152,361	109,798
Other intangible assets, net	108,053	69,888
Deferred income taxes	23,461	25,415
Other assets	18,850	2,420
Total other assets	302,725	256,903
Total Assets	$748,487	$664,462
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$53,211	$55,537
Operating lease obligations	3,936	3,393
Accrued payroll and benefits	20,063	18,418
Accrued expenses and other liabilities	35,322	36,718
Total current liabilities	112,532	114,066
Long-term debt	83,670	50,000
Long-term operating lease obligations	21,754	21,354
Long-term pension obligations	5,048	6,886
Deferred income taxes	16,010	5,894
Other long-term obligations	3,249	2,684
Total Liabilities	242,263	200,884
Commitments and Contingencies (Note 11)
Shareholders' Equity
Common stock	316,803	314,620
Additional contributed capital	46,144	42,549
Retained earnings	546,703	492,242
Accumulated other comprehensive loss	(671)	(4,525)
Total shareholders' equity before treasury stock	908,979	844,886
Treasury stock	(402,755)	(381,308)
Total shareholders' equity	506,224	463,578
Total Liabilities and Shareholders' Equity	$748,487	$664,462

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 34

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$59,575	$(41,866)	$34,686
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	29,753	26,930	26,670
Non-cash inventory charges	4,048	—	—
Pensions and other post-retirement plan (income) expense	(1,792)	132,650	2,698
Stock-based compensation	7,726	6,105	3,417
Asset impairment charges	—	—	1,016
Restructuring non-cash charges	—	—	300
Deferred income taxes	492	(30,982)	(2,048)
Gain on foreign current hedges, net of tax	(214)	(35)	(20)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,913)	(928)	(343)
Inventories	(8,211)	(3,570)	(578)
Operating lease assets	1,266	1,687	1,363
Other assets	5,625	(2,076)	3,701
Accounts payable	(2,293)	3,136	3,860
Accrued payroll and benefits	450	5,023	2,518
Operating lease liabilities	(1,431)	(1,709)	(1,257)
Accrued expenses and other liabilities	(1,381)	(7,937)	1,056
Pension and other post-retirement plans	33,497	(287)	(256)
Net cash provided by operating activities	121,197	86,141	76,783
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,333)	(15,641)	(14,858)
Payments for acquisitions, net of cash acquired	(96,855)	(255)	(8,309)
Net cash used in investing activities	(111,188)	(15,896)	(23,167)
CASH FLOWS FROM FINANCING ACTVITIES:
Payments of long-term debt	(722,942)	(808,800)	(3,792,550)
Proceeds from borrowings of long-term debt	756,580	804,200	3,747,450
Purchase of treasury stock	(21,447)	(8,786)	(8,080)
Dividends paid	(5,131)	(5,173)	(5,179)
Taxes paid on behalf of equity award participants	(1,524)	(1,503)	(1,917)
Contingent consideration payments	(1,200)	(650)	(1,057)
Net cash provided by (used in) financing activities	4,336	(20,712)	(61,333)
Effect of exchange rate on cash and cash equivalents	1,100	159	(751)
Net increase (decrease) in cash and cash equivalents	15,445	49,692	(8,468)
Cash and cash equivalents at beginning of year	141,465	91,773	100,241
Cash and cash equivalents at end of year	$156,910	$141,465	$91,773
Supplemental cash flow information:
Cash paid for interest	$2,016	$1,950	$2,597
Cash paid for income taxes, net	$20,080	$16,887	$11,967
Non-cash financing and investing activities:
Capital expenditures incurred not paid	$2,480	$2,348	$729

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 35

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in thousands)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at January 1, 2020	$307,932	$43,689	$509,766	$(91,726)	$(364,442)	$405,219
Net earnings	—	—	34,686	—	—	34,686
Changes in fair market value of derivatives, net of tax	—	—	—	(1,307)	—	(1,307)
Changes in unrealized pension cost, net of tax	—	—	—	(2,965)	—	(2,965)
Cumulative translation adjustment, net of tax	—	—	—	77	—	77
Cash dividends of $0.16 per share	—	—	(5,171)	—	—	(5,171)
Acquired 342,731 shares of treasury stock	—	—	—	—	(8,080)	(8,080)
Issued shares on vesting of restricted stock units	3,258	(5,175)	—	—	—	(1,917)
Stock compensation	—	3,140	—	—	—	3,140
Balances at December 31, 2020	$311,190	$41,654	$539,281	$(95,921)	$(372,522)	$423,682
Net earnings	—	—	(41,866)	—	—	(41,866)
Changes in fair market value of derivatives, net of tax	—	—	—	311	—	311
Changes in unrealized pension cost, net of tax	—	—	—	91,081	—	91,081
Cumulative translation adjustment, net of tax	—	—	—	4	—	4
Cash dividends of $0.16 per share	—	—	(5,173)	—	—	(5,173)
Acquired 266,722 shares for treasury stock	—	—	—	—	(8,786)	(8,786)
Issued shares on vesting of restricted stock units	3,430	(4,932)	—	—	—	(1,502)
Stock compensation	—	5,827	—	—	—	5,827
Balances at December 31, 2021	$314,620	$42,549	$492,242	$(4,525)	$(381,308)	$463,578
Net earnings	—	—	59,575	—	—	59,575
Changes in fair market value of derivatives, net of tax	—	—	—	3,499	—	3,499
Changes in unrealized pension cost, net of tax	—	—	—	1,203	—	1,203
Cumulative translation adjustment, net of tax	—	—	—	(848)	—	(848)
Cash dividends of $0.16 per share	—	—	(5,114)	—	—	(5,114)
Acquired 583,526 shares for treasury stock	—	—	—	—	(21,447)	(21,447)
Issued shares on vesting of restricted stock units	2,183	(3,708)	—	—	—	(1,525)
Stock compensation	—	7,303	—	—	—	7,303
Balances at December 31, 2022	$316,803	$46,144	$546,703	$(671)	$(402,755)	$506,224

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 36

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

Trade receivables subject us to the potential for credit risk with major customers. We sell our products to customers principally in the aerospace and defense, industrial, medical, and transportation markets, primarily in North America, Europe, and Asia. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not require collateral. The allowance for credit losses is based on management's estimates of the collectability of our accounts receivable after analyzing historical credit losses, customer concentrations, customer creditworthiness, current economic trends, specific customer collection issues, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual terms of our receivables. Uncollectible trade receivables are charged against the allowance for credit losses when all reasonable efforts to collect the amounts due have been exhausted.

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2022	2021	2020
Cummins Inc.	15.3%	15.0%	13.1%
Toyota Motor Corporation	11.5%	12.4%	13.4%

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

CTS CORPORATION 37

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed primarily over the estimated useful lives of the various classes of assets using the straight-line method. Useful lives for buildings and improvements range from 10 to 45 years, machinery and equipment from three to 15 years, and software from 2 to 15 years. Depreciation on leasehold improvements is computed over the lesser of the lease term or estimated useful lives of the assets. Amounts expended for maintenance and repairs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. Upon disposition, any related gains or losses are included in operating earnings.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Earnings (Loss). Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets.

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

Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2022.

In addition to goodwill, we also had an acquired in-process research and development ("IPR&D") intangible asset that was treated as indefinite-lived intangible assets and therefore was not subject to amortization until the completion or abandonment of the associated research and development efforts. In the third quarter of 2020, due to the restructuring actions further outlined in Note 9 - "Costs Associated with Exit and Restructuring Activities", we identified a triggering event associated with a specific asset group including IPR&D due to executed restructuring actions. This resulted in the recognition of $2,200 of impairment charges, and a revaluation of associated contingent liabilities totaling $1,900. The net impact of $300 was recorded as restructuring charges in the Consolidated Statements of Earnings (Loss) in 2020.

Other Intangible Assets and Long-lived Assets: We account for long-lived assets (excluding indefinite-lived intangible assets) in accordance with the provisions of ASC 360, Property, Plant, and Equipment. This statement requires that long-lived assets, which includes fixed assets and finite-lived intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment test is warranted, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2020, we recorded a charge of $1,016 due to the impairment of a specific asset group that was recorded in selling, general and administrative expenses in the Consolidated Statements of Earnings (Loss).

Intangible assets (excluding indefinite-lived intangible assets) consist primarily of technology, customer lists and relationships, patents, and trade names. These assets are recorded at cost and usually amortized on a straight-line basis over their estimated lives. We assess useful lives based on the period over which the asset is expected to contribute to cash flows.

CTS CORPORATION 38

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

We occasionally enter into agreements with our customers whereby we receive a contractual guarantee based on achieving milestones to be reimbursed the costs we incur in the product development process or to construct molds, dies, and other tools that are used to make many of the products we sell. The costs we incur are included in other current assets on the Consolidated Balance Sheets until reimbursement is received from the customer. Reimbursements received from customers are netted against such costs and included in our Consolidated Statements of Earnings (Loss) if the amount received is in excess of the costs that we incur. The following is a summary of amounts to be received from customers as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Cost of molds, dies and other tools included in other current assets	$2,569	$4,497

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

We estimate the fair value of our cash, cash equivalents, accounts receivable and accounts payable as cost due to the short-term nature of these instruments. Please refer to Note 13 - "Debt" and Note 14 - "Accumulated Other Comprehensive (Loss) Income" for information on the method of determining fair value for our debt and financial derivatives, respectively.

Debt Issuance Costs: We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the term of the debt. Debt issuance costs are capitalized and reflected as an asset in deferred financing costs in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs are recorded in interest expense.

Stock-Based Compensation: We recognize expense related to the fair value of stock-based compensation awards, consisting of restricted stock units ("RSUs"), cash-settled restricted stock units, and performance share units ("PSUs") in the Consolidated Statements of Earnings (Loss).

The grant date fair values of our service-based and performance-based RSUs are the closing price of our common stock on the date of grant. The grant date fair value of our market-based RSUs is determined by using a simulation, or Monte Carlo, approach. Under this approach, stock returns from a comparative group of companies are simulated over the performance period, considering both stock price

CTS CORPORATION 39

volatility and the correlation of returns. The simulated results are then used to estimate the future payout based on the performance and payout relationship established by the conditions of the award. The future payout is discounted to the measurement date using the risk-free interest rate.

Our RSU awards primarily have a graded vesting schedule. We recognize expense on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. Compensation expense for PSUs is measured by determining the fair value of the award using the closing share price on the grant date and is recognized ratably from the grant date to the vesting date for the number of awards expected to vest. The amount of compensation expense recognized for PSUs is dependent upon a quarterly assessment of the likelihood of achieving the performance conditions and is subject to adjustment based on management's assessment of the Company's performance relative to the target number of shares performance criteria. Forfeitures are recorded as they occur.

See Note 17, "Stock-Based Compensation" for further information.

Earnings (Loss) Per Share: Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings per share is calculated by dividing net earnings by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised, and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to performance share units for which the performance conditions would have been met as of the end of the period and therefore would be considered contingently issuable. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share. There was no anti-dilutive impact for the year ended December 31, 2021 as result of a net loss incurred in the period. If there is a net loss for the period, then basic earnings (loss) per share equals diluted earnings (loss) per share.

Our antidilutive securities consist of the following:

	Years Ended December 31,
(units)	2022	2021	2020
Antidilutive securities	21,687	—	26,140

Foreign Currencies: The financial statements of the majority of our non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings (loss).

Foreign currency (losses) gains recorded in the Consolidated Statements of Earnings (Loss) includes the following:

	Years Ended December 31,
	2022	2021	2020
Foreign currency (losses) gains	$(4,875)	$(3,305)	$5,316

The assets and liabilities of our non U.S. dollar functional subsidiaries are translated into U.S. dollars at the current exchange rate at period end, with the resulting translation adjustments made directly to the "accumulated other comprehensive loss" component of shareholders' equity. Our Consolidated Statements of Earnings (Loss) accounts are translated at the average rates during the period.

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

Accounting Pronouncements Recently Adopted

ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"

CTS CORPORATION 40

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as it relates to our LIBOR indexed instruments. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

We amended and restated our credit and underlying interest rate swap agreements effective December 15, 2021. We have elected to continue to apply hedge accounting as we have determined that the hedge remains effective. See Note 13 - "Debt" for further discussion of the credit agreement modification.

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
•
Allocate the transaction price
•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of December 31, 2022 or 2021 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Years Ended December 31,
	2022	2021
Transportation	$303,695	$284,080
Industrial	168,088	133,371
Medical	64,890	48,159
Aerospace & Defense	50,196	47,315
Total	$586,869	$512,925

NOTE 3 - Business Acquisitions

TEWA Temperature Sensors SP. Zo.o. Acquisition

CTS CORPORATION 41

On February 28, 2022, we acquired 100% of the outstanding shares of TEWA Temperature Sensors SP. Zo.o. (“TEWA”). TEWA is a designer and manufacturer of high-quality temperature sensors. TEWA has complementary capabilities with our existing temperature sensing platform, and the acquisition supports our end market diversification strategy and expands our presence in Europe.

The purchase price of $24,515, which includes assumed changes in working capital, net of cash acquired of $2,979, has been allocated to the fair values of assets and liabilities acquired as of February 28, 2022. The allocation of the purchase price continues to be preliminary pending the completion of the working capital settlement in the first quarter of 2023. The purchase price will be reduced by $794 due to final settlements in the first quarter of 2023.

The following table summarizes the consideration paid and the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

Fair Values at February 28, 2022
Accounts Receivable	$2,521
Inventory	3,136
Other current assets	69
Property, plant and equipment	654
Other assets	27
Goodwill	9,267
Intangible assets	13,650
Fair value of assets acquired	29,324
Less fair value of liabilities acquired	(4,809)
Purchase price	$24,515

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $1,180 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with all of it recognized in the twelve months ended December 31, 2022.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$13,000	12.0
Trademarks, tradenames, and other intangibles	650	3.0
Total	$13,650

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

The purchase price of $72,340, which includes assumed changes in working capital, net of cash acquired of $5,578, has been allocated to the fair values of assets and liabilities acquired as of June 30, 2022. The allocation of the purchase price continues to be preliminary pending the completion of the valuation of intangible assets. The final purchase price allocation may result in a materially different allocation than that recorded as of December 31, 2022.

The following table summarizes the consideration paid, the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

CTS CORPORATION 42

Fair Values at June 30, 2022
Accounts Receivable	$3,073
Inventory	6,848
Other current assets	1,003
Property, plant and equipment	3,953
Other assets	158
Goodwill	33,274
Intangible assets	36,448
Fair value of assets acquired	84,757
Less fair value of liabilities acquired	(12,417)
Purchase price	$72,340

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $3,012 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with all of it recognized in the twelve months ended December 31, 2022.

Intangible assets acquired have been assigned a provisional value of $36,448 with an estimated weighted average amortization period of 12 years. They are included as customer lists/relationships in our Condensed Consolidated Balance Sheets and subsequent notes. Due to the timing of the acquisition, the identification and valuation of all intangible assets remains incomplete; however, management used historical experience and projections to estimate the potential value at December 31, 2022. The amount and assumptions included above remain an estimate that will be adjusted once purchase accounting is complete.

Maglab AG Acquisition

On February 6, 2023, we acquired 100% of the outstanding shares of maglab AG ("maglab") for $4,164 in cash subject to additional earnout payments based on future performance. Maglab has deep expertise in magnetic system design and current measurement solutions for use in e-mobility, industrial automation, and renewable energy applications. Maglab's domain expertise coupled with CTS’ commercial, technical and operational capabilities position us to advance our status as a recognized innovator in electric motor sensing and controls markets.

NOTE 4 — Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of December 31,
	2022	2021
Accounts receivable, gross	$92,171	$83,848
Less: Allowance for credit losses	(1,236)	(1,657)
Accounts receivable, net	$90,935	$82,191

NOTE 5 — Inventories, net

Inventories, net consist of the following:

	As of December 31,
	2022	2021
Finished goods	$12,865	$11,955
Work-in-process	22,819	18,878
Raw materials	37,362	28,078
Less: Inventory reserves	(10,786)	(9,405)
Inventories, net	$62,260	$49,506

CTS CORPORATION 43

NOTE 6 — Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2022	2021
Land and land improvements	$1,100	$1,095
Buildings and improvements	71,938	69,614
Machinery and equipment	258,159	247,708
Less: Accumulated depreciation	(233,897)	(221,541)
Property, plant and equipment, net	$97,300	$96,876

Depreciation expense recorded in the Consolidated Statements of Earnings (Loss) includes the following:

	For the Years Ended
	2022	2021	2020
Depreciation expense	$18,126	$17,517	$17,615

NOTE 7 — Retirement Plans

As of December 31, 2022, we have two active noncocntributory defined benefit pension plans ("pension plans") covering less than 1% of our active employees. These two plans consist of a U.S. supplemental retirement plan ("SERP") and a Taiwan pension plan. The SERP is comprised entirely of participants who were past employees of the Company.

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

The measurement dates for the pension plans for our U.S. and non-U.S. locations were December 31, 2022 and 2021.

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

Upon the partial settlement of the pension liability due to the lump sum offering in the second quarter of 2021, the Company recognized a non-cash and non-operating settlement charge of $20,063 related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's Condensed Consolidated Statements of Earnings (Loss).

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

CTS CORPORATION 44

As a result of the final settlement of the pension liability with the purchase of annuities, we reclassified the remaining related unrecognized pension losses of $106,206 that were previously recorded in accumulated other comprehensive loss to the Consolidated Statements of Earnings (Loss) in the third quarter of 2021.

In January 2022, we transferred approximately $17,500 of funds from Plan assets to a qualified replacement plan (QRP) managed by the Company. This plan requires that these assets be used to fund future annual Company contributions to our U.S. 401(k) program. The remaining Plan assets were transferred to the Company in the third quarter of 2022 as part of the final termination process. As a result, approximately $34,016 was transferred to the Company, which resulted in $6,803 of excise tax being recorded in Other Expense in the Company's Condensed Consolidated Statements of Earnings (Loss).

The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the pension plans for U.S. and non-U.S. locations at the measurement dates.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2022	2021	2022	2021
Accumulated benefit obligation	$814	$1,008	$1,771	$1,957
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,008	$230,205	$2,335	$2,686
Service cost	—	—	20	26
Interest cost	18	2,861	13	17
Benefits paid	(103)	(12,206)	(238)	(476)
Actuarial (gain) loss	(109)	(3,533)	239	44
Plan settlements	—	(216,319)	—	—
Foreign exchange impact	—	—	(223)	38
Projected benefit obligation at December 31	$814	$1,008	$2,146	$2,335
Change in plan assets:
Assets at fair value at January 1	$49,382	$285,675	$1,421	$1,595
Actual return on assets	2,134	(7,967)	116	28
Company contributions	103	199	213	252
Benefits paid	(103)	(12,206)	(238)	(476)
Plan settlements	—	(216,319)	—	—
Qualified replacement plan transfer	(17,500)	—	—	—
Asset reversion	(34,016)	—	—	—
Foreign exchange impact	—	—	(136)	22
Assets at fair value at December 31	$—	$49,382	$1,376	$1,421
Funded status (plan assets less projected benefit obligations)	$(814)	$48,374	$(770)	$(914)

CTS CORPORATION 45

The measurement dates for the post-retirement life insurance plan were December 31, 2022 and 2021. The following table provides a reconciliation of benefit obligation, plan assets, and the funded status of the post-retirement life insurance plan at those measurement dates.

	Post-Retirement Life Insurance Plan
	2022	2021
Accumulated benefit obligation	$4,018	$5,231
Change in projected benefit obligation:
Projected benefit obligation at January 1	$5,231	$5,376
Service cost	1	1
Interest cost	102	80
Benefits paid	(147)	(151)
Actuarial (gain) loss	(1,169)	(75)
Projected benefit obligation at December 31	$4,018	$5,231
Change in plan assets:
Assets at fair value at January 1	$—	$—
Actual return on assets	—	—
Company contributions	147	151
Benefits paid	(147)	(151)
Other	—	—
Assets at fair value at December 31	$—	$—
Funded status (plan assets less projected benefit obligations)	$(4,018)	$(5,231)

The components of the prepaid (accrued) cost of the domestic and foreign pension plans are classified in the following lines in the Consolidated Balance Sheets at December 31:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2022	2021	2022	2021
Prepaid pension asset	$—	$49,382	$—	$—
Accrued expenses and other liabilities	(99)	(100)	—	—
Long-term pension obligations	(715)	(908)	(770)	(914)
Net (accrued) prepaid cost	$(814)	$48,374	$(770)	$(914)

The components of the accrued cost of the post-retirement life insurance plan are classified in the following lines in the Consolidated Balance Sheets at December 31:

	Post-Retirement Life Insurance Plan
	2022	2021
Accrued expenses and other liabilities	$(455)	$(489)
Long-term pension obligations	(3,563)	(4,742)
Total accrued cost	$(4,018)	$(5,231)

CTS CORPORATION 46

We have also recorded the following amounts to accumulated other comprehensive loss for the U.S. and non-U.S. pension plans, net of tax:

	U.S. Pension Plans	Non-U.S. Pension Plans
	Unrecognized Loss	Unrecognized Loss
Balance at January 1, 2021	$91,237	$1,901
Amortization of retirement benefits, net of tax	(2,851)	(152)
Net actuarial gain	3,777	27
Settlement charges	(91,851)	—
Foreign exchange impact	—	27
Balance at January 1, 2022	$312	$1,803
Amortization of retirement benefits, net of tax	—	(155)
Net actuarial gain (loss)	(108)	132
Foreign exchange impact	—	(172)
Balance at December 31, 2022	$204	$1,608

We have recorded the following amounts to accumulated other comprehensive loss for the post-retirement life insurance plan, net of tax:

Unrecognized Gain
Balance at January 1, 2021	$(51)
Amortization of retirement benefits, net of tax	—
Net actuarial loss	(58)
Balance at January 1, 2022	$(109)
Amortization of retirement benefits, net of tax	—
Net actuarial loss	(900)
Balance at December 31, 2022	$(1,009)

The accumulated actuarial gains and losses included in other comprehensive earnings are amortized in the following manner:

The component of unamortized net gains or losses related to our qualified pension plan is amortized based on the expected future life expectancy of the plan participants (estimated to be approximately 11 years at December 31, 2022), because substantially all of the participants in those plans are inactive. The component of unamortized net gains or losses related to our post-retirement life insurance plan is amortized based on the estimated remaining future service period of the plan participants (estimated to be approximately 3 years at December 31, 2022). The Company uses a market-related approach to value plan assets, reflecting changes in the fair value of plan assets over a five-year period. The variance resulting from the difference between the expected and actual return on plan assets is included in the amortization calculation upon reflection in the market-related value of plan assets.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with accumulated benefit obligation in excess of fair value of plan assets is shown below:

	As of December 31,
	2022	2021
Projected benefit obligation	$2,961	$3,343
Accumulated benefit obligation	$2,585	$2,965
Fair value of plan assets	$1,377	$1,421

CTS CORPORATION 47

Net pension expense includes the following components:

	Years Ended December 31,			Years Ended December 31,
	U.S. Pension Plans			Non-U.S. Pension Plans
	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$20	$26	$31
Interest cost	18	2,861	5,773	13	17	28
Expected return on plan assets(1)	(2,134)	(474)	(9,817)	(9)	(17)	(16)
Amortization of unrecognized loss	30	3,703	6,488	167	184	174
Settlement charges	—	126,269	—	—	—	—
Net expense	$(2,086)	$132,359	$2,444	$191	$210	$221
Weighted-average actuarial assumptions(2)
Benefit obligation assumptions:
Discount rate	5.04%	2.46%	2.26%	1.75%	0.63%	0.63%
Rate of compensation increase	N/A	N/A	N/A	5.00%	3.00%	3.00%
Pension income/expense assumptions:
Discount rate	2.46%	2.10%	3.15%	0.63%	0.63%	0.63%
Expected return on plan assets(1)	N/A	1.44%	3.76%	0.63%	0.63%	0.63%
Rate of compensation increase	N/A	N/A	N/A	5.00%	3.00%	3.00%

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
(2)
During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted. 2020 assumptions reflect termination basis accounting for our Plan.

Net post-retirement expense includes the following components:

	Post-Retirement Life Insurance Plan
	Years Ended December 31,
	2022	2021	2020
Service cost	$1	$1	$1
Interest cost	102	80	122
Amortization of unrecognized gain	—	—	(84)
Net expense	$103	$81	$39
Weighted-average actuarial assumptions(1)
Benefit obligation assumptions:
Discount rate	5.11%	2.66%	2.27%
Rate of compensation increase	N/A	N/A	N/A
Pension income/post-retirement expense assumptions:
Discount rate	2.66%	2.27%	3.09%
Rate of compensation increase	N/A	N/A	N/A
(1)
During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

All pension plan assets were allocated to fixed income/debt securities as of December 31, 2021. Historically, we employed a liability-driven investment strategy whereby a mix of equity and fixed-income investments are used to pursue a de-risking strategy which over time seeks to reduce interest rate mismatch risk and other risks while achieving a return that matches or exceeds the growth in projected pension plan liabilities. Risk tolerance was established through careful consideration of plan liabilities and funded status. The investment portfolio primarily contained a diversified mix of equity and fixed-income investments. Other assets such as private equity were used modestly to enhance long-term returns while improving portfolio diversification. Investment risk was measured and monitored on an

CTS CORPORATION 48

ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and asset/liability studies at regular intervals.

As a result of the termination of the Plan and final reversion activities in 2022, no assets remained in the Plan as of December 31, 2022.

The following table summarizes the fair values of our pension plan assets:

As of December 31,
2021
Equity securities - U.S. holdings(1)	$8
Bond funds - other(3) (4)	31,380
Cash and cash equivalents(2)	19,415
Total fair value of plan assets	$50,803

The fair values at December 31, 2021, are classified within the following categories in the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Leveled	Total
Equity securities - U.S. holdings(1)	$8	$—	$—	$—	$8
Bond funds - other(3) (4)	31,380	—	—	—	31,380
Cash and cash equivalents(2)	19,415	—	—	—	19,415
Total	$50,803	$—	$—	$—	$50,803

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
(4)
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
•
Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable.

The table below reconciles the Level 3 partnership assets within the fair value hierarchy:

Amount
Fair value of Level 3 partnership assets at January 1, 2021	$6,792
Capital contributions	13
Realized and unrealized loss	(2,075)
Capital distributions	(4,730)
Fair value of Level 3 partnership assets at December 31, 2021	$—
Capital contributions	—
Realized and unrealized loss	—
Capital distributions	—
Fair value of Level 3 partnership assets at December 31, 2022	$—

CTS CORPORATION 49

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

We expect to make $99 of contributions to the U.S. plans and $220 of contributions to the non-U.S. plans during 2023.

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan, for the next five years subsequent to 2022 and in the aggregate for the following five years are as follows:

	U.S. Pension Plans	Non-U.S. Pension Plans	Post- Retirement Life Insurance Plan
2023	$99	$51	$455
2024	95	64	425
2025	91	74	398
2026	88	82	373
2027	84	117	351
2028-2031	335	638	1,488
Total	$792	$1,026	$3,490

Defined Contribution Plans

We sponsor a 401(k) plan that covers substantially all of our U.S. employees as well as offer similar defined contribution plans at certain foreign locations. Contributions and costs were generally determined as a percentage of the covered employee's annual salary. We ceased matching employee contributions in the second quarter of 2020 in light of COVID-19 concerns, and we reimplemented the match in February 2021. During 2022, our investment committee, in consultation with the plan’s advisors, determined the 401(k) plan’s position in CTS stock would be liquidated and funds would be reinvested in other investments. This was completed in the fourth quarter of 2022.

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

Expenses related to defined contribution plans include the following:

	Years Ended December 31,
	2022	2021	2020
401(k) and other defined contribution plan expense	$3,878	$3,242	$1,636

CTS CORPORATION 50

NOTE 8 — Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Amortization Period (in years)
Other intangible assets:
Customer lists / relationships	$148,899	$(59,603)	$89,296	9.4
Technology and other intangibles	45,255	(26,498)	18,757	7.4
Other intangible assets, net	$194,154	$(86,101)	$108,053	8.2
Amortization expense for the year ended December 31, 2022		$11,627

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$96,889	$(49,213)	$47,676
Technology and other intangibles	47,441	(25,229)	22,212
Other intangible assets, net	$144,330	$(74,442)	$69,888
Amortization expense for the year ended December 31, 2021		$9,413
Amortization expense for the year ended December 31, 2020		$9,055

The estimated amortization expense for the next five years and thereafter is as follows:

Amortization expense
2023	$11,161
2024	10,999
2025	10,610
2026	10,543
2027	10,484
Thereafter	54,256
Total future amortization expense	$108,053

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2020	$109,497
Increase due to acquisition	430
Decrease from purchase accounting adjustments	(129)
Goodwill as of December 31, 2021	$109,798
Increase due to acquisitions	42,541
Foreign exchange impact	22
Goodwill as of December 31, 2022	$152,361

Refer to Note 3 - "Business Acquisitions" for further information on the increase due to acquisitions in 2022.

We performed our annual impairment test as of October 1, 2022, our measurement date, and concluded that there was no impairment in any of our reporting units. The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for the purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently

CTS CORPORATION 51

uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

NOTE 9 — Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Consolidated Statements of Earnings (Loss). Total restructuring charges were:

	Years Ended December 31,
	2022	2021	2020
Restructuring charges	$1,912	$1,687	$1,830

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities. This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions ("September 2020 Plan"). The restructuring cost of the September 2020 Plan is now estimated to be in the range of $3,500 to $4,500, including workforce reduction charges, building and equipment relocation charges, other contract and asset related costs. We have incurred $2,059 in program costs to date. We recorded $266 and $662 in workforce reduction costs during the three and twelve months ended December 31, 2022. The total restructuring liability associated with these actions was $634 as of December 30, 2022. There was no liability related to the September 2020 Plan as of December 31, 2021.

Other Restructuring Activities

From time to time we incur other restructuring activities that are not part of a formal plan. During the years ended December 31, 2022 and 2021, we incurred restructuring charges of $1,250 and $1,717, respectively, for exit and disposal activities at four sites, building and equipment relocation, and workforce reduction costs across the Company. The remaining restructuring liability associated with these actions was $235 and $962 at December 31, 2022 and December 31, 2021, respectively.

The following table displays the restructuring liability activity for all plans for the year ended December 31, 2022:

Restructuring liability at January 1, 2022	$962
Restructuring charges	1,912
Cost paid	(2,003)
Other activities(1)	(2)
Restructuring liability at December 31, 2022	$869

(1)
Other charges include the effects of currency translation, non-cash asset write-downs, travel, legal and other charges.

The total liability of $869 is included in accrued expenses and other liabilities at December 31, 2022.

NOTE 10 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	December 31,
	2022	2021
Accrued product-related costs	$2,368	$3,188
Accrued income taxes	9,630	6,761
Accrued property and other taxes	2,142	2,370
Accrued professional fees	1,472	1,629
Accrued customer-related liabilities	2,837	3,254
Dividends payable	1,272	1,289
Remediation reserves	11,048	10,979
Derivative liabilities	357	437
Other accrued liabilities	4,196	6,811
Total accrued expenses and other liabilities	$35,322	$36,718

CTS CORPORATION 52

NOTE 11 — Contingencies

Certain processes in the manufacture of our current and past products create by-products classified as hazardous waste. We have been notified by the U.S. Environmental Protection Agency ("EPA"), state environmental agencies, and in some cases, groups of potentially responsible parties, that we may be potentially liable for environmental contamination at several sites currently and formerly owned or operated by us. Two of those sites, Asheville, North Carolina and Mountain View, California, are designated National Priorities List sites under the U.S. Environmental Protection Agency’s Superfund program. We accrue a liability for probable remediation activities, claims and proceedings against us with respect to environmental matters if the amount can be reasonably estimated, and provide disclosures including the nature of a loss whenever it is probable or reasonably possible that a potentially material loss may have occurred but cannot be estimated. We record contingent loss accruals on an undiscounted basis.

A roll-forward of remediation reserves included in accrued expenses and other liabilities in the Consolidated Balance Sheets is comprised of the following:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$10,979	$10,642	$11,444
Remediation expense	2,750	2,254	2,769
Remediation payments	(2,661)	(1,929)	(3,639)
Other activity (1)	(20)	12	68
Balance at end of the period	$11,048	$10,979	$10,642
(1)
Other activity includes currency translation adjustments not recorded through remediation expense

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the CTS of Asheville, Inc. Superfund Site (“Site”). On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Site in the amount of $9,955 from the three potentially responsible parties associated with the site, including the Company. The Company is analyzing its potential exposure for the costs sought in the EPA Letter and will respond thereto in due course; however, at this time, we are unable to reasonably estimate the liability from the EPA Letter, and therefore, we did not record an accrual for the EPA Letter in our December 31, 2022 financial statements.

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

CTS CORPORATION 53

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

Components of lease expense for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$4,997	$5,144	$4,763
Short-term lease cost	1,338	1,403	1,015
Total lease cost	$6,335	$6,547	$5,778

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease obligations	$5,163	$3,666	$4,654
Leased assets obtained in exchange for new operating lease obligations	$5,990	$1,253	$1,678

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2022	2021
Operating lease obligations	$3,936	$3,393
Long-term operating lease obligations	21,754	21,354
Total lease liabilities	$25,690	$24,747
Weighted-average remaining lease terms (years)	6.46	7.21
Weighted-average discount rate	6.08%	6.27%

Remaining maturity of our existing lease liabilities as of December 31, 2022 is as follows:

Operating Leases(1)
2023	$5,357
2024	5,200
2025	4,669
2026	3,023
2027	2,888
Thereafter	11,422
Total	$32,559
Less: interest	(6,869)
Present value of lease payments	$25,690
(1)
Operating lease payments include $1,759 of payments related to options to extend lease terms that are reasonably expected to be exercised.

CTS CORPORATION 54

NOTE 13 — Debt

Long-term debt was comprised of the following:

	As of December 31,
	2022	2021
Total credit facility availability	$400,000	$400,000
Balance outstanding	83,670	50,000
Standby letters of credit	1,640	1,740
Amount available, subject to covenant restrictions	$314,690	$348,260
Weighted-average interest rate	2.96%	1.16%

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

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at December 31, 2022. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $194 for the year ended December 31, 2022, $169 in 2021 and $168 in 2020. These costs are included in interest expense in our Consolidated Statements of Earnings (Loss).

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

The effective portion of derivative gains and losses are recorded in accumulated other comprehensive (loss) income until the hedged transaction affects earnings upon settlement, at which time they are reclassified to costs of goods sold or net sales. If it is probable that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive (loss) income to other income (expense),net.

CTS CORPORATION 55

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Consolidated Statement of Earnings (Loss) for the year ended December 31, 2022.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At December 31, 2022, we had a net unrealized gain of $915 in accumulated other comprehensive (loss) income, of which $849 in gains are expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $30,033 at December 31, 2022.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate.

As of December 31, 2022, we have agreements to fix interest rates on $50,000 of long-term debt through December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing losses that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $1,561.

The location and fair values of derivative instruments designated as hedging instruments in the Consolidated Balance Sheets as of December 31, 2022, are shown in the following table:

	As of December 31,
	2022	2021
Interest rate swaps reported in Other current assets	$1,561	$—
Interest rate swaps reported in Other assets	$1,434	$—
Interest rate swaps reported in Accrued expenses and other liabilities	$—	$(437)
Interest rate swaps reported in Other long-term obligations	$—	$(353)
Cross-currency swap reported in Accrued expenses and other liabilities	$(357)	$—
Foreign currency hedges reported in Other current assets	$945	$135

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $1,090 and foreign currency derivative liabilities of $145 at December 31, 2022.

CTS CORPORATION 56

The effect of derivative instruments on the Consolidated Statements of Earnings (Loss) is as follows:

	Years Ended December 31,
	2022	2021	2020
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$—	$—	$(128)
Cost of goods sold	924	1,384	(754)
Selling, general and administrative expense	—	—	(5)
Total amounts reclassified from AOCI to earnings	924	1,384	(887)
Gain recognized in other expense for hedge ineffectiveness	—	—	3
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$924	$1,384	$(884)
Interest Rate Swaps:
Income (Expense) recorded in interest expense	$77	$(744)	$(432)
Cross-Currency Swaps:
Income recorded in interest expense	$461	—	—
Total gains (losses) on derivatives	$1,462	$640	$(1,316)

Cross-Currency Swap

The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As part of the strategy to limit foreign exchange exposure, the Company entered into a cross currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027. Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross currency-swap are considered level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market. At December 31, 2022 we had a net unrealized loss of $557 in accumulated other comprehensive (loss) income.

Prior to designation as a net investment hedge, a gain of $111 was recorded in other expense within the Condensed Consolidated Statements of Earnings during the second quarter of 2022.

Derivative Contracts Not Designated as Hedges

In the second quarter of 2022, the Company used derivative contracts to manage foreign currency exchange risk related to funds to be used for the purchase price of the Ferroperm acquisition. These contracts were not designated as hedges and therefore changes in the fair values of these instruments were recognized directly in earnings. All contracts were settled in conjunction with the closing of the Ferroperm acquisition. As a result of these contracts, the Company recognized a $1,776 loss in other expense in the Consolidated Statements of Earnings (Loss) in 2022.

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
•
Cumulative translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to U.S. dollars

CTS CORPORATION 57

using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

The components of accumulated other comprehensive (loss) income for the year ended December 31, 2022 are as follows:

	As of December 31, 2021	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2022
Changes in fair market value of derivatives:
Gross	$(635)	$5,547	$(1,001)	$3,911
Income tax benefit (expense)	147	(1,276)	230	(899)
Net	(488)	4,271	(771)	3,012
Changes in unrealized pension cost:
Gross	(2,744)	3,308	(1,743)	(1,179)
Income tax benefit (expense)	738	(760)	398	376
Net	(2,006)	2,548	(1,345)	(803)
Cumulative translation adjustment:
Gross	(2,032)	(848)	—	(2,880)
Income tax benefit (expense)	—	—	—	—
Net	(2,032)	(848)	—	(2,880)
Total accumulated other comprehensive (loss) income	$(4,526)	$5,971	$(2,116)	$(671)

The components of accumulated other comprehensive (loss) income for the year ended December 31, 2021 are as follows:

	As of December 31, 2020	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2021
Changes in fair market value of derivatives:
Gross	$(1,038)	$1,043	$(640)	$(635)
Income tax (expense) benefit	240	(240)	147	147
Net	(798)	803	(493)	(488)
Changes in unrealized pension cost:
Gross	(128,004)	(4,951)	130,211	(2,744)
Income tax (expense) benefit	34,917	1,139	(35,318)	738
Net	(93,087)	(3,812)	94,893	(2,006)
Cumulative translation adjustment:
Gross	(2,036)	4	—	(2,032)
Income tax benefit (expense)	—	—	—	—
Net	(2,036)	4	—	(2,032)
Total accumulated other comprehensive (loss) income	$(95,921)	$(3,005)	$94,400	$(4,526)

CTS CORPORATION 58

NOTE 16 — Shareholders' Equity

Share count and par value data related to shareholders' equity are as follows:

	As of December 31,
	2022	2021
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,330,761	57,245,060
Shares outstanding	31,680,890	32,178,715
Treasury stock
Shares held	25,649,871	25,066,345

On May 13, 2021, the Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaced the repurchase program approved by the Board of Directors on February 7, 2019. During the year ended December 31, 2022, 583,526 shares of common stock were repurchased for approximately $21,447. Approximately $19,767 is still available for future purchases under this program.

On February 9, 2023, the Board approved a new share repurchase program that authorizes the Company to repurchase up to $50 million of its common stock. The repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board in May 2021.

A roll forward of common shares outstanding is as follows:

	As of December 31,
	2022	2021
Balance at beginning of the year	32,178,715	32,276,787
Repurchases	(583,526)	(266,722)
Restricted stock unit issuances	85,701	168,650
Balance at end of period	31,680,890	32,178,715

NOTE 17 — Stock-Based Compensation

At December 31, 2022, we had five stock-based compensation plans: the Non-Employee Directors' Stock Retirement Plan ("Directors' Plan"), the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan"), the 2009 Omnibus Equity and Performance Incentive Plan ("2009 Plan"), the 2014 Performance & Incentive Plan ("2014 Plan"), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan. The 2018 Plan allows for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance units, and other stock awards subject to the terms of the 2018 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Consolidated Statements of Earnings (Loss) related to stock-based compensation plans:

	Years Ended December 31,
	2022	2021	2020
Service-Based RSUs	$2,834	$2,714	$2,601
Performance-Based RSUs	4,469	3,113	539
Cash-settled awards	423	278	277
Total	$7,726	$6,105	$3,417
Income tax benefit	1,777	1,404	786
Net	$5,949	$4,701	$2,631

CTS CORPORATION 59

The fair value of all equity awards that vested during the periods ended December 31, 2022, 2021, and 2020 were $4,535, $7,063, and $5,680, respectively. We recorded a tax deduction related to equity awards that vested during the year ended December 31, 2022, in the amount of $1,624.

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized compensation expense at December 31, 2022	Weighted- average period
Service-Based RSUs	$2,003	1.26
Performance-Based RSUs	4,501	1.69
Total	$6,504	1.56

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of December 31, 2022:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available to be granted	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance stock options outstanding	—	—	—	—	—
Maximum potential RSU and cash settled awards outstanding	724,769	35,100	30,000	14,545	4,722
Maximum potential awards outstanding	724,769	35,100	30,000	14,545	4,722
RSUs and cash settled awards vested and released	251,360	—	—	—	—
Awards available to be granted	1,523,871	—	—	—	—

Service-Based Restricted Stock Units

Service-based RSUs entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees, and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. RSUs granted to non-employee directors generally vest one year after being granted. Upon vesting, the non-employee directors elect to either receive the stock associated with the RSU immediately or defer receipt of the stock to a future date. The fair value of the RSUs is equivalent to the trading value of our common stock on the grant date.

A summary of RSU activity for the year ended December 31, 2022 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	283,216	$24.91
Granted	86,624	35.38
Released	(79,563)	26.78
Forfeited	(8,153)	30.46
Outstanding at December 31, 2022	282,124	$27.44	17.79	$11,069
Releasable at December 31, 2022	135,467	$20.73	30.35	$5,340

	Years Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value	$35.38	$33.81	$27.94
Intrinsic value of RSUs released	$2,794	$5,408	$2,503

CTS CORPORATION 60

A summary of non-vested RSU activity for the year ended December 31, 2022 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	150,549	$31.42
Granted	86,624	35.38
Vested	(82,363)	31.73
Forfeited	(8,153)	30.46
Nonvested at December 31, 2022	146,657	$33.64

Performance-Based Restricted Stock Units

We grant performance-based restricted stock unit awards ("PSUs") to certain executives and key employees. PSUs are usually awarded in the range from zero percent to 200% of a targeted number of shares. The award rate for the 2018-2020, 2019-2021, and 2020-2022 PSUs was dependent upon our achievement of sales growth targets, cash flow targets, and relative total shareholder return ("RTSR") using a matrix based on the percentile ranking of our stock price performance compared to a peer group over a three-year period. Other PSUs are granted from time to time based on other performance criteria. The initial fair value of the PSUs is equivalent to the trading value of our common stock on the grant date. The fair value is subsequently adjusted quarterly based on management's assessment of the Company's performance relative to the target number of shares performance criteria.

A summary of PSU activity for the year ended December 31, 2022 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	237,767	$31.35
Granted	84,852	37.15
Added by performance factor	5,136	29.50
Released	(51,848)	30.64
Forfeited	(15,601)	31.83
Outstanding at December 31, 2022	260,306	$33.30	1.84	$10,261
Releasable at December 31, 2022	—	$—		$—

The following table summarizes each grant of performance awards outstanding at December 31, 2022:

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2020 - 2022 QTI Performance RSUs	September 24, 2019	2022	50% EBITDA growth, 50% Sales growth	1,750	3,500
2020 - 2022 Performance RSUs	February 6, 2020	2022	25% RTSR, 40% sales growth, 35% operating cash flow	59,475	118,950
2021 - 2023 Performance RSUs	Varies	2023	25% RTSR, 40% sales growth, 35% operating cash flow	67,569	135,138
2022 - 2024 Performance RSUs	February 10, 2022	2024	35% RTSR, 35% sales growth, 30% operating cash flow	77,862	155,724
Focus 2025 Performance RSUs	Varies	2024	Cumulative revenues of $750 million over a trailing four-quarter period	53,650	53,650
Total				260,306	466,962

CTS CORPORATION 61

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At December 31, 2022, and 2021, we had 46,641 and 32,085 cash-settled RSUs outstanding, respectively. At December 31, 2022, and 2021, liabilities of $566 and $400, respectively were included in accrued expenses and other liabilities on our Consolidated Balance Sheets.
NOTE 18 — Fair Value Measurements

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and the gain recorded during the year ended December 31, 2022:

	Asset (Liability) Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain for Year Ended December 31, 2022
Interest rate swap	$2,995	$—	$2,995	$—	$77
Foreign currency hedges	$945	$—	$945	$—	$924
Cross-currency swap	$(357)	$—	$(357)	$—	$461
Qualified replacement plan assets	$15,249	$15,249	$—	$—	$—

The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2021 and the (loss) recorded during the year ended December 31, 2021:

	(Liability) Asset Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Loss) Gain for Year Ended December 31, 2021
Interest rate swap	$(790)	$—	$(790)	$—	$(744)
Foreign currency hedges	$135	$—	$135	$—	$1,384
Contingent consideration	$(1,200)	$—	$—	$(1,200)	$—

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. In addition, the Company entered into a cross currency swap agreement in order to manage its exposure to changes in interest rates related to foreign debt. These derivative financial instruments are measured at fair value on a recurring basis.

The fair value of our interest rate swaps, and foreign currency hedges were measured using standard valuation models using market-based observable inputs over the contractual terms, including forward yield curves, among others. There is a readily determinable market for these derivative instruments, but that market is not active and therefore they are classified within Level 2 of the fair value hierarchy. The QRP assets consist of investment funds maintained for future contributions to the Company’s U.S. 401(k) program. The investments are Level 1 marketable securities and are recorded in Other Assets on our Condensed Consolidated Balance Sheets. Refer to Note 7 - "Retirement Plans" for further information on the QRP.

The fair value of the contingent consideration required significant judgment. The Company's fair value estimates used in the contingent consideration valuation are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and timing of events and activities that are expected to take place.

A roll-forward of the contingent consideration is as follows:

CTS CORPORATION 62

Contingent
Consideration
Balance at December 31, 2021 in accrued expenses and other liabilities	$1,200
Settled in cash	(1,050)
Change in fair value	(150)
Balance at December 31, 2022 in accrued expenses and other liabilities	$—

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

NOTE 19 — Income Taxes

Earnings (Loss) before income taxes consist of the following:

	Years Ended December 31,
	2022	2021	2020
U.S.	$1,005	$(128,699)	$(7,101)
Non-U.S.	79,732	67,819	52,580
Total	$80,737	$(60,880)	$45,479

Significant components of income tax provision/(benefit) are as follows:

	Years Ended December 31,
	2022	2021	2020
Current:
U.S.	$1,365	$36	$211
Non-U.S.	19,305	11,932	11,275
Total Current	20,670	11,968	11,486
Deferred:
U.S.	249	(35,979)	(2,815)
Non-U.S.	243	4,997	2,122
Total Deferred	492	(30,982)	(693)
Total provision for income taxes	$21,162	$(19,014)	$10,793

CTS CORPORATION 63

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
Post-retirement benefits	$947	$1,226
Inventory reserves	251	69
Loss carry-forwards	4,547	5,070
Credit carry-forwards	10,467	19,665
Accrued expenses	4,543	4,917
Research and development expenditures	19,448	19,226
Operating lease liabilities	5,865	5,643
Stock compensation	2,426	1,970
Foreign exchange loss	2,075	2,052
Other	835	769
Gross deferred tax assets	51,404	60,607
Depreciation and amortization	23,067	13,386
Pensions	—	10,958
Qualified replacement plan	3,507	—
Operating lease assets	5,531	5,307
Subsidiaries' unremitted earnings	2,562	1,947
Other	900	—
Gross deferred tax liabilities	35,567	31,598
Net deferred tax assets	15,837	29,009
Deferred tax asset valuation allowance	(8,386)	(9,489)
Total net deferred tax assets	$7,451	$19,520

The deferred tax assets and deferred tax liabilities, classified as non-current, are as follows below:

	As of December 31,
	2022	2021
Non-current deferred tax assets	$23,461	$25,414
Non-current deferred tax liabilities	$(16,010)	$(5,894)
Total net deferred tax assets	$7,451	$19,520

At each reporting date, we weigh all available positive and negative evidence to assess whether it is more-likely-than-not that the Company's deferred tax assets, including deferred tax assets associated with accumulated loss carryforwards and tax credits in the various jurisdictions in which it operates, will be realized. As of December 31, 2022, and 2021, we recorded deferred tax assets related to certain U.S. state and non-U.S. income tax loss carryforwards of $4,547 and $5,070, respectively, and U.S. and non-U.S. tax credits of $10,467 and $19,665, respectively. The deferred tax assets expire in various years primarily between 2023 and 2042.

Generally, we assess if it is more-likely-than-not that our net deferred tax assets will be realized during the available carry-forward periods. As a result, we have determined that valuation allowances of $8,386 and $9,489 should be provided for certain deferred tax assets at December 31, 2022, and 2021, respectively. As of December 31, 2022, the valuation allowances relate to certain U.S. state and non-U.S. loss carry-forwards and certain U.S. state tax credits that management does not anticipate will be utilized.

A valuation allowance of $172 was recorded in 2022 against the U.S. federal foreign tax credit carryforwards of $362. These credits begin to expire in varying amounts between 2028 and 2032. No valuation allowance was recorded in 2022 against the U.S. federal research and development tax credits of $8,082. These credits begin to expire in varying amounts between 2023 and 2042. We assessed the anticipated realization of those tax credits utilizing future taxable income projections. Based on those projections, management believes it is more-likely-than-not that we will realize the benefits of these credit carryforwards.

CTS CORPORATION 64

The following table reconciles taxes at the U.S. federal statutory rate to the effective income tax rate:

	Years Ended December 31,
	2022	2021	2020
Taxes at the U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	0.2%	4.3%	(0.1)%
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	(3.2)%	3.1%	(0.9)%
Foreign source earnings, net of associated foreign tax credits	(0.6)%	0.1%	(0.7)%
Benefit of tax credits	(0.2)%	0.8%	(0.7)%
Non-deductible expenses	2.6%	(1.6)%	(0.5)%
Stock compensation - excess tax benefits	(0.2)%	0.7%	(0.1)%
Adjustment to valuation allowances	1.4%	(3.1)%	1.6%
Change in unrecognized tax benefits	(0.1)%	0.4%	(0.7)%
Impacts of unremitted foreign earnings	2.7%	(4.5)%	5.2%
Release of disproportionate tax effects of OCI	—	8.8%	—
Excise tax paid upon U.S. pension termination	1.8%	—	—
Other	0.8%	1.2%	(0.4)%
Effective income tax rate	26.2%	31.2%	23.7%

In 2020, the Company began the termination of the U.S.-based pension plan. As a result of the final settlement of the pension liability in 2021, we reclassified the disproportionate tax effect related to the pension plan of $5,375 that was previously recorded in accumulated other comprehensive loss to income tax expense. In 2022, the remaining assets of the pension plan were liquidated and reverted back to CTS. These funds are subject to both income and excise taxes. The excise taxes of $6,803 are nondeductible for U.S. tax purposes. Further information related to our pension terminations is included in Note 7 – "Retirement Plans."

Following the enactment of the 2017 Tax Cut and Jobs Act ("Tax Act") and the associated one-time transition tax, in general, repatriation of foreign earnings to the U.S. can be completed with no incremental U.S. tax. However, there are limited other taxes that continue to apply such as foreign withholding and certain state taxes. The Company records a deferred tax liability for the estimated foreign earnings and state tax cost associated with the undistributed foreign earnings that are not permanently reinvested. In 2020 the Company made the decision to no longer permanently reinvest the earnings of its Taiwan subsidiary.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. We elected to recognize the tax on GILTI as an expense in the period the tax is incurred.

We recognize the financial statement benefit of a tax position when it is more-likely-than-not, based on its technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2022, we have approximately $2,079 of unrecognized tax benefits, which if recognized, would impact the effective tax rate. We anticipate reducing our unrecognized tax benefits by approximately $222 in the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefits is provided below:

	As of December 31,
	2022	2021
Balance at January 1	$2,196	$3,128
Increase related to current year tax positions	48	70
Decrease related to prior year tax positions	(165)	(237)
Decrease related to lapse in statute of limitation	—	(125)
Decrease related to settlements with taxing authorities	—	(640)
Balance at December 31	$2,079	$2,196

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022, and 2021, $39 and $39, respectively, of interest and penalties were accrued.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2019 through 2021; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carryforwards and tax credit carryforwards are utilized. The open years for the non-U.S. tax returns range from 2013 through 2021 based on local statutes.

CTS CORPORATION 65

NOTE 20 — Geographic Data

Financial information relating to our operations by geographic area were as follows:

	Years Ended December 31,
Net Sales	2022	2021	2020
United States	$326,561	$297,322	$241,823
China	115,980	106,700	88,129
Singapore	48,288	37,742	31,985
Czech Republic	35,990	36,252	27,143
Taiwan	30,199	27,768	21,849
Other non-U.S.	29,851	7,141	13,137
Consolidated net sales	$586,869	$512,925	$424,066

Sales are attributed to countries based upon the origin of the sale.

	Years Ended December 31,
Long-Lived Tangible Assets	2022	2021
United States	$32,694	$37,409
China	28,255	30,461
Mexico	17,050	13,311
Czech Republic	8,519	9,728
Taiwan	6,446	5,679
Other non-U.S	4,336	288
Consolidated long-lived assets	$97,300	$96,876

CTS CORPORATION 66

CTS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Write-offs / Recoveries	Balance at End of Period
Year ended December 31, 2022 Allowance for credit losses	$1,657	$97	$(22)	$(496)	$1,236
Year ended December 31, 2021 Allowance for credit losses	$764	$1,020	$4	$(131)	$1,657
Year ended December 31, 2020 Allowance for credit losses	$261	$513	$152	$(162)	$764

CTS CORPORATION 67

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of TEWA Temperature Sensors SP. Zo.o. and Ferroperm Piezoceramics A/S, which we acquired in 2022. At December 31, 2022 and for the period from acquisitions through December 31, 2022, total assets and revenues subject to our internal control over financial reporting represented 15% of our consolidated total assets and 4% of our consolidated total net revenues.

Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CTS CORPORATION 68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of TEWA Temperature Sensors SP. Zo.o. and Ferroperm Piezoceramics A/S, both wholly-owned subsidiaries, whose combined financial statements reflect total assets and revenues constituting 15 and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, TEWA Temperature Sensors SP. Zo.o. and Ferroperm Piezoceramics A/S were both acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of both TEWA Temperature Sensors SP. Zo.o. and Ferroperm Piezoceramics A/S.

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

February 24, 2023

CTS CORPORATION 69

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to Directors and Corporate Governance may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of CTS common stock that could be issued under all of our equity compensation plans as of December 31, 2022:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	(b) Weighted- Average Excercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(3)
Equity compensation plans approved by security holders	979,568	$30.20	1,523,871
Equity compensation plans not approved by security holders(1)	4,722	—	—
Total	984,290		1,523,871

(1)
In 1990, we adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, we annually credited an account for each non-employee director with 800 CTS common stock units. We also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2022, the deferred stock accounts contained a total of 4,722 CTS common stock units.
(2)
Based on achievement of the maximum targets for performance-based equity grants. As a result, this aggregate reported number may overstate actual dilution. The weighted-average exercise price disclosed in column (b) does not take either the deferred stock account holdings or these performance-based equity grants into account.
(3)
All of these shares may be issued with respect to award vehicles other than just stock options or stock appreciation rights or other rights to acquire shares.

CTS CORPORATION 70

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to the aggregate fees billed to us by our principal accountant, Grant Thornton LLP (PCAOB ID No. 248), may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION 71

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) (1) Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

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

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

(3)(ii)	Amended Bylaws (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K, filed with the SEC on November 22, 2022).

(4)(1)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

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

CTS CORPORATION 72

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

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Loss), (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

CTS CORPORATION 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 24, 2023	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 24, 2023	By:	/s/ Thomas M. White
Thomas M. White Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2023	By:	/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2023	By:	/s/ Robert A. Profusek
Robert A. Profusek Lead Director

Date: February 24, 2023	By:	/s/ William S. Johnson
William S. Johnson Director

Date: February 24, 2023	By:	/s/ Alfonso G. Zulueta
Alfonso G. Zulueta Director

Date: February 24, 2023	By:	/s/ Ye Jane Li
Ye Jane Li Director

Date: February 24, 2023	By:	/s/ Donna M. Costello
Donna M. Costello Director

Date: February 24, 2023	By:	/s/ Randy Stone
Randy Stone Director

CTS CORPORATION 74