Form 10-Q
period 2023-03-31
CTS CORP
filed 2023-04-27
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 21, 2023: 31,540,012.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net sales	$145,994	$147,695
Cost of goods sold	94,342	93,355
Gross margin	51,652	54,340
Selling, general and administrative expenses	21,979	21,788
Research and development expenses	6,586	6,194
Restructuring charges	912	312
Operating earnings	22,175	26,046
Other income (expense):
Interest expense	(694)	(546)
Interest income	1,063	180
Other income, net	165	66
Total other income (expense), net	534	(300)
Earnings before income taxes	22,709	25,746
Income tax expense	4,365	5,507
Net earnings	$18,344	$20,239
Earnings per share:
Basic	$0.58	$0.63
Diluted	$0.58	$0.63
Basic weighted – average common shares outstanding:	31,634	32,123
Effect of dilutive securities	259	204
Diluted weighted – average common shares outstanding:	31,893	32,327
Cash dividends declared per share	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net earnings	$18,344	$20,239
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	379	1,235
Changes in unrealized pension cost, net of tax	(34)	94
Cumulative translation adjustment, net of tax	1,024	(249)
Other comprehensive earnings	$1,369	$1,080
Comprehensive earnings	$19,713	$21,319

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$143,537	$156,910
Accounts receivable, net	97,707	90,935
Inventories, net	63,470	62,260
Other current assets	17,930	15,655
Total current assets	322,644	325,760
Property, plant and equipment, net	96,280	97,300
Operating lease assets, net	21,869	22,702
Other Assets
Goodwill	155,651	152,361
Other intangible assets, net	109,706	108,053
Deferred income taxes	23,246	23,461
Other	17,611	18,850
Total other assets	306,214	302,725
Total Assets	$747,007	$748,487
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,410	$53,211
Operating lease obligations	4,032	3,936
Accrued payroll and benefits	11,800	20,063
Accrued expenses and other liabilities	36,534	35,322
Total current liabilities	105,776	112,532
Long-term debt	80,261	83,670
Long-term operating lease obligations	20,808	21,754
Long-term pension obligations	5,017	5,048
Deferred income taxes	15,786	16,010
Other long-term obligations	5,223	3,249
Total Liabilities	232,871	242,263
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	318,785	316,803
Additional contributed capital	42,423	46,144
Retained earnings	563,787	546,703
Accumulated other comprehensive income (loss)	698	(671)
Total shareholders’ equity before treasury stock	925,693	908,979
Treasury stock	(411,557)	(402,755)
Total shareholders’ equity	514,136	506,224
Total Liabilities and Shareholders’ Equity	$747,007	$748,487

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,344	$20,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,918	6,749
Pension and other post-retirement plan expense	31	91
Stock-based compensation	1,586	1,950
Deferred income taxes	(236)	1,195
Gain (loss) on foreign currency hedges, net of cash	192	(15)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,906)	(9,969)
Inventories	(784)	(615)
Operating lease assets	833	(224)
Other assets	(133)	(253)
Accounts payable	857	3,936
Accrued payroll and benefits	(8,818)	(5,733)
Operating lease liabilities	(851)	93
Accrued expenses and other liabilities	(797)	2,219
Pension and other post-retirement plans	(50)	(377)
Net cash provided by operating activities	11,186	19,286
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,540)	(3,400)
Payments for acquisitions, net of cash acquired	(3,356)	(24,484)
Net cash used in investing activities	(7,896)	(27,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(204,084)	(150,000)
Proceeds from borrowings of long-term debt	200,675	150,000
Purchases of treasury stock	(8,802)	(3,920)
Dividends paid	(1,272)	(1,289)
Payments of contingent consideration	—	(150)
Taxes paid on behalf of equity award participants	(3,142)	(1,413)
Net cash used in financing activities	(16,625)	(6,772)
Effect of exchange rate changes on cash and cash equivalents	(38)	23
Net decrease in cash and cash equivalents	(13,373)	(15,347)
Cash and cash equivalents at beginning of period	156,910	141,465
Cash and cash equivalents at end of period	$143,537	$126,118
Supplemental cash flow information:
Cash paid for interest	$926	$480
Cash paid for income taxes, net	$4,199	$2,548
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,400	$1,339

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three months ended March 31, 2023:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2022	$316,803	$46,144	$546,703	$(671)	$(402,755)	$506,224
Net earnings	—	—	18,344	—	—	18,344
Changes in fair market value of derivatives, net of tax	—	—	—	379	—	379
Changes in unrealized pension cost, net of tax	—	—	—	(34)	—	(34)
Cumulative translation adjustment, net of tax	—	—	—	1,024	—	1,024
Cash dividends of $0.04 per share	—	—	(1,260)	—	—	(1,260)
Acquired 198,271 shares of treasury stock	—	—	—	—	(8,802)	(8,802)
Issued shares on vesting of restricted stock units	1,982	(5,125)	—	—	—	(3,143)
Stock compensation	—	1,404	—	—	—	1,404
Balances at March 31, 2023	$318,785	$42,423	$563,787	$698	$(411,557)	$514,136

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands except for share and per share data)

March 31, 2023

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS”, "we", "our", "us" or the "Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022.

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
•
Allocate the transaction price
•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of March 31, 2023 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended
	March 31, 2023	March 31, 2022
Transportation	$74,310	$79,134
Industrial	40,673	40,007
Medical	17,311	15,867
Aerospace & Defense	13,700	12,687
Total	$145,994	$147,695

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

The final purchase price of $23,721, net of cash acquired of $2,979, has been allocated to the fair values of assets and liabilities acquired as of February 28, 2022. The purchase price was reduced by $794 for the final settlement of net working capital in the quarter. The following table summarizes the consideration paid, the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Fair Values at February 28, 2022
Accounts Receivable	$2,521
Inventory	3,136
Other current assets	69
Property, plant and equipment	654
Other assets	27
Goodwill	8,473
Intangible assets	13,650
Fair value of assets acquired	28,530
Less fair value of liabilities acquired	(4,809)
Purchase price	$23,721

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $1,180 step-up of inventory to its fair value as of the acquisition date. The step-up was amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with $580 recognized in the first quarter of 2022.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$13,000	12.0
Technology and other intangibles	650	3.0
Total	$13,650

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

The final purchase price of $72,340, net of cash acquired of $5,578, has been allocated to the fair values of assets and liabilities acquired as of June 30, 2022. The valuation of intangible assets and associated deferred tax liability was finalized in the quarter. The following table summarizes the final consideration paid, the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Fair Values at June 30, 2022
Accounts Receivable	$3,073
Inventory	6,848
Other current assets	1,003
Property, plant and equipment	3,953
Other assets	158
Goodwill	31,985
Intangible assets	38,100
Fair value of assets acquired	85,120
Less fair value of liabilities acquired	(12,780)
Purchase price	$72,340

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $3,012 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold in the third and fourth quarters of 2022.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$31,800	16.0
Technology and other intangibles	6,300	14.0
Total	$38,100

Maglab AG Acquisition

On February 6, 2023, we acquired 100% of the outstanding shares of Maglab AG (”Maglab”). Maglab has deep expertise in magnetic system design and current measurement solutions for use in e-mobility, industrial automation, and renewable energy applications. Maglab’s domain expertise coupled with CTS’ commercial, technical and operational capabilities position us to advance our status as a recognized innovator in electric motor sensing and controls markets.

The purchase price, which includes estimated changes in working capital, of $7,714 has been allocated to the fair values of assets and liabilities acquired as of February 6, 2023. The allocation of the purchase price continues to be preliminary pending the completion of the valuation of intangible assets and finalization of management’s estimates. The information included below represents our current estimate of the purchase price allocation.

The following tables summarize the purchase price, the fair values of the assets acquired and the liabilities assumed as of the date of acquisition of Maglab:

Consideration Paid
Cash paid, net of cash acquired of $14	$4,150
Contingent consideration	3,564
Purchase price	$7,714

Fair Values at February 6, 2023
Accounts Receivable	$348
Inventory	43
Other Current Assets	41
Property, plant and equipment	35
Goodwill	5,527
Intangible assets	1,955
Fair value of assets acquired	7,949
Less fair value of liabilities acquired	(235)
Purchase price	$7,714

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

Intangible assets acquired have been assigned a provisional value of $1,955 with an estimated weighted average amortization period of 12 years. They are included as customer lists/relationships in our Condensed Consolidated Balance Sheets and subsequent notes. Due to the timing of the acquisition, the identification and valuation of all intangible assets remains incomplete; however, management used historical experience and projections to estimate the potential value at March 31, 2023. The amount and assumptions included above remain an estimate that will be adjusted once purchase accounting is complete.

All contingent consideration is payable in cash and is based on success factors related to the integration process as well as upon the achievement of annual revenue and customer order targets through the fiscal year ending December 31, 2025. The Company recorded $3,564 as the acquisition date fair value of the contingent consideration based on the estimate of the probability of achieving the performance targets. This amount is also reflected as an addition to the purchase price.

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	March 31,	December 31,
	2023	2022
Accounts receivable, gross	$98,797	$92,171
Less: Allowance for credit losses	(1,090)	(1,236)
Accounts receivable, net	$97,707	$90,935

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	March 31,	December 31,
	2023	2022
Finished goods	$13,428	$12,865
Work-in-process	21,892	22,819
Raw materials	39,504	37,362
Less: Inventory reserves	(11,354)	(10,786)
Inventories, net	$63,470	$62,260

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	March 31,	December 31,
	2023	2022
Land and land improvements	$1,100	$1,100
Buildings and improvements	73,383	71,938
Machinery and equipment	258,610	258,159
Less: Accumulated depreciation	(236,813)	(233,897)
Property, plant and equipment, net	$96,280	$97,300

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 was $4,407 and $4,368, respectively.

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statements of Earnings is as follows:

	Three months ended
	March 31,	March 31,
	2023	2022
Net pension expense	$67	$65

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Service cost	$—	$—	$6	$6
Interest cost	10	5	10	4
Expected return on plan assets(1)	—	—	(7)	(3)
Amortization of loss	5	8	43	45
Total expense, net	$15	$13	$52	$52

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Service cost	$—	$—
Interest cost	48	26
Amortization of gain	(84)	—
Total (income) expense, net	$(36)	$26

NOTE 8 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2022	$152,361
Changes from acquisition purchase accounting	3,444
Foreign exchange impact	(154)
Goodwill as of March 31, 2023	$155,651

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$141,952	$(56,891)	$85,061
Technology and other intangibles	53,971	(29,326)	24,645
Other intangible assets, net	$195,923	$(86,217)	$109,706
Amortization expense for the three months ended March 31, 2023		$2,511

The changes in the gross carrying amounts of intangible assets are primarily due to business acquisition and purchase accounting activity in the quarter as discussed in Note 3.

	As of
	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$148,899	$(59,603)	$89,296
Technology and other intangibles	45,255	(26,498)	18,757
Other intangible assets, net	$194,154	$(86,101)	$108,053
Amortization expense for the three months ended March 31, 2022		$2,381

Remaining amortization expense for other intangible assets as of March 31, 2023 is as follows:

Amortization expense
2023	$8,449
2024	10,959
2025	10,482
2026	10,328
2027	10,270
Thereafter	59,218
Total amortization expense	$109,706

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Restructuring charges	$912	$312

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is estimated to be in the range of $3,500 to $4,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $2,279 in program costs to date. We recorded $220 in workforce reduction costs during the three months ended March 31, 2023, under the 2020 Plan. The total restructuring liability associated with these actions was $485 as of March 31, 2023. The total restructuring liability associated with these actions was $634 as of December 31, 2022.

Other Restructuring Activities

From time to time, we may incur charges that are not considered part of a formal plan. During the three months ended March 31, 2023, we incurred restructuring charges of $692. The total restructuring liability associated with other restructuring activity was $615 at March 31, 2023 and $235 at December 31, 2022.

During the first quarter of 2023 we announced the shutdown of our Juarez manufacturing facility. As a part of this activity, operations from the Juarez plant will be consolidated into our expanded Matamoros facility. We expect the completion of these activities to occur in 2024. The total restructuring cost of the activities associated with the closure and consolidation is estimated to be in the range of $1,500 to $3,000, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. During the three months ended March 31, 2023, we incurred costs of $102 that are associated with the planned Juarez shutdown activities. The restructuring liability associated with the shutdown is $56 as of March 31, 2023. These balances were included in our other restructuring activity amounts referenced in the preceding paragraph.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the three months ended March 31, 2023:

Restructuring liability at January 1, 2023	$869
Restructuring charges	912
Costs paid	(681)
Restructuring liability at March 31, 2023	$1,100

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	March 31,	December 31,
	2023	2022
Accrued product related costs	$2,092	$2,368
Accrued income taxes	9,210	9,630
Accrued property and other taxes	2,279	2,142
Accrued professional fees	1,587	1,472
Accrued customer related liabilities	2,648	2,837
Dividends payable	1,263	1,272
Remediation reserves	11,058	11,048
Derivative liabilities	649	357
Other accrued liabilities	5,748	4,196
Total accrued expenses and other liabilities	$36,534	$35,322

NOTE 11 – Commitments and Contingencies

Certain processes in the manufacture of our current and past products create by-products classified as hazardous waste. We have been notified by the U.S. Environmental Protection Agency (”EPA”), state environmental agencies, and in some cases, groups of potentially responsible parties, that we may be potentially liable for environmental contamination at several sites currently and formerly owned or operated by us. Two of those sites, Asheville, North Carolina and Mountain View, California, are designated National Priorities List sites under the EPA’s Superfund program. We accrue a liability for probable remediation activities, claims and proceedings against us with respect to environmental matters if the amount can be reasonably estimated, and provide disclosures including the nature of a loss whenever it is probable or reasonably possible that a potentially material loss may have occurred but cannot be estimated. We record contingent loss accruals on an undiscounted basis.

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	March 31,	December 31,
	2023	2022
Balance at beginning of period	$11,048	$10,979
Remediation expense	562	2,750
Net remediation payments	(555)	(2,661)
Other activity(1)	3	(20)
Balance at end of the period	$11,058	$11,048

(1)
Other activity includes currency translation adjustments not recorded through remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the CTS of Asheville, Inc. Superfund Site (“Ashveville Site”). On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The Company is analyzing its potential exposure for the costs sought in the EPA Letter and will respond thereto in due course; however, at this time, we are unable to reasonably estimate the liability from the EPA Letter, and therefore, we did not record an accrual for the EPA Letter as of March 31, 2023.

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

NOTE 12 - Debt

Long-term debt is comprised of the following:

	As of
	March 31,	December 31,
	2023	2022
Total credit facility	$400,000	$400,000
Balance outstanding	80,261	83,670
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$318,099	$314,690
Weighted-average interest rate	5.47%	2.96%

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sublimits for letters of credit and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility.

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

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at March 31, 2023. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three months ended March 31, 2023 and 2022 were $48 and $48, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2023.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At March 31, 2023, we had a net unrealized gain of $2,123 in accumulated other comprehensive (loss) income, $2,078 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $24,165 at March 31, 2023.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of March 31, 2023, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $1,451.

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

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive (loss) income until the net investment is sold, diluted or liquidated. At March 31, 2023 we had a net unrealized loss of $860 in accumulated other comprehensive (loss) income. Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2023, are shown in the following table:

	As of
	March 31,	December 31,
	2023	2022
Interest rate swaps reported in Other current assets	$1,451	$1,561
Interest rate swaps reported in Other assets	$827	$1,434
Cross-currency swap reported in Accrued expenses and other liabilities	$(649)	$(357)
Foreign currency hedges reported in Other current assets	$1,952	$945

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $2,143 and foreign currency derivative liabilities of $191 at March 31, 2023.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(34)	$—
Cost of goods sold	255	146
Total net gain reclassified from AOCI to earnings	221	146
Total derivative gain on foreign exchange contracts recognized in earnings	$221	$146
Interest Rate Swaps:
Income recorded in Interest expense	$377	$171
Cross-Currency Swap:
Income recorded in Interest expense	$158	$—
Total net gains on derivatives	$756	$317

NOTE 14 – Accumulated Other Comprehensive Loss

Shareholders’ equity includes certain items classified as accumulated other comprehensive loss (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest into a fixed rate, foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies, as well as a cross-currency swap that synthetically converts our U.S. Dollar variable rate debt to Krone-denominated variable rate debt. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings. Further information related to our derivative financial instruments is included in Note 13 - Derivative Financial Instruments and Note 17 – Fair Value Measurements.
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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three months ended March 31, 2023 and March 31, 2022 were $68 and $288, respectively. The impact of these changes have been included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive loss for the three months ended March 31, 2023, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2022	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$3,911	$1,090	$(598)	$4,403
Income tax benefit (expense)	(899)	(251)	138	(1,012)
Net	3,012	839	(460)	3,391
Changes in unrealized pension cost:
Gross	(1,179)	—	(47)	(1,226)
Income tax benefit	376	—	13	389
Net	(803)	—	(34)	(837)
Cumulative translation adjustment:
Gross	(2,880)	1,024	—	(1,856)
Income tax benefit (expense)	—	—	—	—
Net	(2,880)	1,024	—	(1,856)
Total accumulated other comprehensive (loss) income	$(671)	$1,863	$(494)	$698

The components of accumulated other comprehensive loss for the three months ended March 31, 2022, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2021	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$(634)	$1,577	$26	$969
Income tax benefit (expense)	147	(363)	(5)	(221)
Net	(487)	1,214	21	748
Changes in unrealized pension cost:
Gross	(2,744)	—	120	(2,624)
Income tax benefit (expense)	738	—	(26)	712
Net	(2,006)	—	94	(1,912)
Cumulative translation adjustment:
Gross	(2,032)	(249)	—	(2,281)
Income tax benefit (expense)	—	—	—	—
Net	(2,032)	(249)	—	(2,281)
Total accumulated other comprehensive (loss) income	$(4,525)	$965	$115	$(3,445)

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 31,	December 31,
	2023	2022
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,429,297	57,330,761
Shares outstanding	31,581,155	31,680,890
Treasury stock
Shares held	25,848,142	25,649,871

On February 9, 2023, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaces the repurchase program approved by the Board of Directors on May 13, 2021. During the three months ended March 31, 2023, 198,271 shares of common stock were repurchased for $8,802 across both share repurchase programs. During the three months ended March 31, 2022, 116,176 shares of common stock were repurchased for $3,920. As of March 31, 2023, approximately $45,399 remains available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Three months ended
	March 31,	March 31,
	2023	2022
Balance at the beginning of the year	31,680,890	32,178,715
Repurchases	(198,271)	(116,176)
Restricted share issuances	98,536	60,683
Balance at the end of the period	31,581,155	32,123,222

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three months ended March 31, 2023 and March 31, 2022 were 37,676 and 38,384, respectively.

NOTE 16- Stock-Based Compensation

At March 31, 2023, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

These plans allow or allowed (as applicable) for grants of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance units, and other stock awards subject to the terms of the specific plans under which the awards are granted.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three months ended
	March 31,	March 31,
	2023	2022
Service-based RSUs	$770	$676
Performance-based RSUs	634	1,222
Cash-settled RSUs	182	52
Total	$1,586	$1,950
Income tax benefit	365	449
Net expense	$1,221	$1,501

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	March 31, 2023	Period (years)
Service-based RSUs	$4,003	1.59
Performance-based RSUs	6,366	2.06
Total	$10,369	1.88

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of March 31, 2023:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	825,641	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	427,202	—	—	—	—
Awards available for grant	1,247,157	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the three months ended March 31, 2023:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	282,124	$27.44
Granted	64,046	43.77
Vested and released	(55,738)	32.29
Forfeited	(1,005)	33.06
Outstanding at March 31, 2023	289,427	$30.10
Releasable at March 31, 2023	135,467	$20.73

Performance-Based Restricted Stock Units

The following table summarizes the performance-based RSU activity for the three months ended March 31, 2023:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	260,306	$33.30
Granted	71,832	43.80
Attained by performance	53,035	32.11
Released	(113,385)	32.11
Forfeited	(875)	32.26
Outstanding at March 31, 2023	270,913	$36.25
Releasable at March 31, 2023	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At March 31, 2023 and December 31, 2022, we had 50,847 and 46,641 Cash-Settled RSUs outstanding, respectively. At March 31, 2023 and December 31, 2022, liabilities of $451 and $566, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2023:

	Asset (Liability) Carrying Value at March 31, 2023	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$2,278	$—	$2,278	$—
Foreign currency hedges	$1,952	$—	$1,952	$—
Cross-currency swap	$(649)	$—	$(649)	$—
Qualified replacement plan assets	$14,562	$14,562	$—	$—
Contingent consideration	$(3,564)	$—	$—	$(3,564)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022:

	Asset (Liability) Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$2,995	$—	$2,995	$—
Foreign currency hedges	$945	$—	$945	$—
Cross-currency swap	$(357)	$—	$(357)	$—
Qualified replacement plan assets	$15,249	$15,249	$—	$—

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts to hedge the effect of foreign currency changes on certain revenues and costs denominated in foreign currencies. The Company entered into a cross-currency swap agreement in order to manage its exposure to changes in interest rates related to foreign debt. These derivative financial instruments are measured at fair value on a recurring basis. The fair value of our interest rate swaps and foreign currency hedges were measured using standard valuation models using market-based observable inputs over the contractual terms, including forward yield curves, among others. There is a readily determinable market for these derivative instruments, but that market is not active and therefore they are classified within Level 2 of the fair value hierarchy.

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2022	$—
Acquisition date fair value of contingent consideration	3,564
Balance at March 31, 2023	$3,564

As of March 31, 2023, approximately $1,424 was recorded in accrued expenses and other liabilities with the remainder in other long-term obligations.

Our long-term debt consists of the Revolving Credit Facility, which is recorded at its carrying value. There is a readily determinable market for our long-term debt and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt approximates its carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our long-term debt under the Revolving Credit Facility.

The qualified replacement plan assets consist of investment funds maintained for future contributions to the Company’s U.S. 401(k) program. The investments are Level 1 marketable securities and are recorded in Other Assets on our Condensed Consolidated Balance Sheets.

NOTE 18 — Income Taxes

The effective tax rates for the three months ended March 31, 2023 and March 31, 2022 are as follows:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Effective tax rate	19.2%	21.4%

The decrease in effective income tax is primarily attributed to tax benefits recorded upon vesting of restricted stock units. The first quarter 2023 effective income tax rate was lower than the U.S. statutory federal tax rate for the same reason as noted above. The first quarter 2022 effective tax rate was higher than the U.S. statutory federal tax rate primarily due to foreign withholding taxes and state taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

(in thousands of dollars, except percentages and per share amounts)

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There is an increasing proliferation of sensing and motion applications within various markets we serve. In addition, the increasing connectivity of various devices to the internet results in greater demand for communication bandwidth and data storage, increasing the need for our connectivity products. Our success is dependent on the ability to execute our strategy to support these trends. We are subject to a number of challenges including, without limitation, periodic market softness, competition from other suppliers, changes in technology, and the ability to add new customers, launch new products or penetrate new markets. Many of these, and other risks and uncertainties relating to the Company and our business, are discussed in further detail in Item 1A. of our Annual Report on Form 10-K and other filings made with the SEC.

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

Supply Chain Uncertainties

The COVID-19 pandemic and subsequent supply chain uncertainties have had a significant negative impact on the global economy in 2022 and 2021. These events disrupted the financial markets, negatively impacted the global supply chain and increased the cost of materials and operations, particularly within the global automotive industry. While supply chain conditions have eased, material shortages could still impact our or our customers’ production schedules. With customers changing orders on short notice, we run the risk of carrying excess inventory in these situations. These developments are outside of our control, remain uncertain, and cannot be predicted. We continue to actively monitor the ongoing impacts of the supply chain uncertainties and will seek to mitigate and minimize their impact on our business, when possible.

Results of Operations: First Quarter 2023 versus First Quarter 2022

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022	Percent Change	Percentage of Net Sales – 2023	Percentage of Net Sales – 2022
Net sales	$145,994	$147,695	(1.2)%	100.0%	100.0%
Cost of goods sold	94,342	93,355	1.1	64.6	63.2
Gross margin	51,652	54,340	(4.9)	35.4	36.8
Selling, general and administrative expenses	21,979	21,788	0.9	15.1	14.8
Research and development expenses	6,586	6,194	6.3	4.5	4.2
Restructuring charges	912	312	192.3	0.6	0.2
Total operating expenses	29,477	28,294	4.2	20.2	19.2
Operating earnings	22,175	26,046	(14.9)	15.2	17.6
Total other expense, net	534	(300)	(278.0)	0.4	(0.2)
Earnings before income taxes	22,709	25,746	(11.8)	15.6	17.4
Income tax expense	4,365	5,507	(20.7)	3.0	3.7
Net earnings	$18,344	$20,239	(9.4)	12.6%	13.7%
Earnings per share:
Diluted net earnings per share	$0.58	$0.63

Net sales were $145,994 in the first quarter of 2023, a decrease of $(1,701) or (1.2)% from the first quarter of 2022. Net sales to non-transportation markets increased $3,123 or 4.6% while net sales to transportation markets decreased $(4,824) or (6.1)%. Changes in foreign exchange rates decreased net sales by $2,321 year-over-year primarily due to the U.S. Dollar appreciating compared to the Renminbi and Euro.

Gross margin was $51,652 in the first quarter of 2023, a decrease of $(2,688), or (4.9)% from the first quarter of 2022. The year over year decrease in gross margin was driven by increased material and freight costs and unfavorable impacts from foreign exchange rates of $1,778 year-over-year. We continue to experience inflation in material costs as well as interruptions in some areas of the supply chain.

Selling, general and administrative ("SG&A") expenses of $21,979 or 15.1% of net sales in the first quarter of 2023 were consistent with SG&A expenses of $21,788 or 14.8% of net sales in the first quarter of 2022.

Research and development (“R&D”) expenses were $6,586 or 4.5% of net sales in the first quarter of 2023 compared to $6,194 or 4.2% of net sales in the first quarter of 2022, in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $912 or 0.6% of net sales in the first quarter of 2023 compared to $312 or 0.2% of net sales in the first quarter of 2022. We continue to implement certain restructuring actions to improve our cost structure.

Other income and expense items are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Interest expense	$(694)	$(546)
Interest income	1,063	180
Other expense, net	165	66
Total other expense, net	$534	$(300)

The reduction in total other expense, net was primarily driven by higher interest income from our short-term investments classified as cash equivalents in line with market rate increases seen recently.

	Three Months Ended
	March 31,	March 31,
	2023	2022
Effective tax rate	19.2%	21.4%

Our effective income tax rate was 19.2% and 21.4% in the first quarters of 2023 and 2022, respectively. The decrease in effective income tax rate is primarily due to tax benefits recorded upon vesting of restricted stock units.

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

Cash and cash equivalents were $143,537 at March 31, 2023, and $156,910 at December 31, 2022, of which $98,249 and $90,244, respectively, were held outside the United States. Total long-term debt was $80,261 as of March 31, 2023 and $83,670 as of December 31, 2022.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $11,186 during the three months ended March 31, 2023. Components of net cash provided by operating activities included net earnings of $18,344, depreciation and amortization expense of $6,918, other net non-cash items of $7,821, and a net cash outflow from changes in assets and liabilities of $15,649 primarily driven by 2022’s annual bonus payout and an increase in accounts receivables.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $7,896, driven by the acquisition payments for the Maglab acquisition and finalization of the TEWA Temperature Sensors SP. Zo.o. (“TEWA”) net working capital adjustment of $3,356 and capital expenditures of $4,540. See Note 3 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $(16,625). The net cash outflow was the result of treasury stock purchases of $8,802, dividends paid of $1,272, taxes paid on behalf of equity award participants of $3,142, and net cash used in the paydown of long-term debt of $3,409.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	March 31,	December 31,
	2023	2022
Total credit facility	$400,000	$400,000
Balance outstanding	80,261	83,670
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$318,099	$314,690

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility availability to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sublimits for letters of credit, and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This new unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired on February 12, 2024.

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

The Revolving Credit Facility includes a swing-line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at March 31, 2023.

Acquisitions

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During and as of the three months ended March 31, 2023, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Cummins Inc.	14.1%	15.7%
Toyota Motor Corporation	10.7%	11.5%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our non-transportation end market exposure.

Forward‑Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions, including our acquisitions of TEWA Temperature Sensors, Ferroperm Piezoceramics and maglab, A.G.; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises (including the ultimate impact of the COVID-19 pandemic on CTS’ business, results of operations or financial condition), natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; and risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the potential impact U.S./China relations and the conflict between Russia and Ukraine may have on our business, results of operations and financial condition). Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation with respect to matters arising from the ordinary conduct of our business, and currently certain claims are pending against us. In the opinion of management, we believe we have established adequate accruals pursuant to U.S. generally accepted accounting principles for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based on presently available information. However, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operations, financial condition, or cash flows.

See Note 11 "Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no significant changes to our risk factors from those contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity

On February 9, 2023, the Board approved a new share repurchase program that authorizes the Company to repurchase up to $50 million of its common stock. The repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board in May 2021.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
January 1, 2023 through January 31, 2023	72,401	$43.57	72,401	$16,612
February 1, 2023 through February 28, 2023	57,000	$45.21	57,000	$48,513
March 1, 2023 through March 31, 2023	68,870	$45.22	68,870	$45,399
Total	198,271		198,271

Item 6. Exhibits

10(a)	Form Restricted Stock Unit Agreement (service-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering grants made in 2021, 2022 and 2023.

10(b)	Form Restricted Stock Unit Agreement (performance-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering certain grants made in 2020.

10(c)	Form Restricted Stock Unit Agreement (performance-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering grants made in 2021.

10(d)	Form Restricted Stock Unit Agreement (performance-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering grants made in 2022.

10(e)	Form Restricted Stock Unit Agreement (performance-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering grants made in 2023.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: April 27, 2023	Dated: April 27, 2023