Form 10-Q
period 2023-06-30
CTS CORP
filed 2023-07-25
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2023: 31,355,377.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net sales	$145,182	$144,982	$291,176	$292,677
Cost of goods sold	94,440	93,134	188,782	186,489
Gross margin	50,742	51,848	102,394	106,188
Selling, general and administrative expenses	23,694	22,238	45,673	44,026
Research and development expenses	6,721	6,294	13,307	12,488
Restructuring charges	1,895	630	2,807	942
Operating earnings	18,432	22,686	40,607	48,732
Other income (expense):
Interest expense	(818)	(602)	(1,512)	(1,148)
Interest income	1,072	263	2,135	443
Other income, net	(2,606)	(5,425)	(2,441)	(5,359)
Total other expense, net	(2,352)	(5,764)	(1,818)	(6,064)
Earnings before income taxes	16,080	16,922	38,789	42,668
Income tax expense	3,183	4,324	7,548	9,831
Net earnings	$12,897	$12,598	$31,241	$32,837
Earnings per share:
Basic	$0.41	$0.39	$0.99	$1.02
Diluted	$0.41	$0.39	$0.98	$1.02
Basic weighted – average common shares outstanding:	31,488	32,039	31,560	32,096
Effect of dilutive securities	197	204	224	218
Diluted weighted – average common shares outstanding:	31,685	32,243	31,784	32,314
Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net earnings	$12,897	$12,598	$31,241	$32,837
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	830	705	1,209	1,940
Changes in unrealized pension cost, net of tax	4	2,082	(30)	2,176
Cumulative translation adjustment, net of tax	2,159	(2,012)	3,183	(2,261)
Other comprehensive earnings	$2,993	$775	$4,362	$1,855
Comprehensive earnings	$15,890	$13,373	$35,603	$34,692

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$150,878	$156,910
Accounts receivable, net	97,519	90,935
Inventories, net	62,556	62,260
Other current assets	18,924	15,655
Total current assets	329,877	325,760
Property, plant and equipment, net	94,956	97,300
Operating lease assets, net	25,768	22,702
Other Assets
Goodwill	155,931	152,361
Other intangible assets, net	108,717	108,053
Deferred income taxes	22,831	23,461
Other	17,826	18,850
Total other assets	305,305	302,725
Total Assets	$755,906	$748,487
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,119	$53,211
Operating lease obligations	4,293	3,936
Accrued payroll and benefits	14,389	20,063
Accrued expenses and other liabilities	35,381	35,322
Total current liabilities	107,182	112,532
Long-term debt	77,040	83,670
Long-term operating lease obligations	24,534	21,754
Long-term pension obligations	5,017	5,048
Deferred income taxes	15,780	16,010
Other long-term obligations	4,958	3,249
Total Liabilities	234,511	242,263
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	319,111	316,803
Additional contributed capital	43,488	46,144
Retained earnings	575,422	546,703
Accumulated other comprehensive income (loss)	3,691	(671)
Total shareholders’ equity before treasury stock	941,712	908,979
Treasury stock	(420,317)	(402,755)
Total shareholders’ equity	521,395	506,224
Total Liabilities and Shareholders’ Equity	$755,906	$748,487

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Six Months Ended
	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$31,241	$32,837
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,175	13,765
Non-cash inventory charges	—	1,113
Pension and other post-retirement plan expense	61	182
Stock-based compensation	3,235	3,566
Asset impairment charges	1,324	—
Deferred income taxes	(553)	1,277
Gain on foreign currency hedges, net of cash	228	(12)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,737)	(12,861)
Inventories	(349)	(7,177)
Operating lease assets	(3,066)	1,515
Other assets	(599)	2,513
Accounts payable	1,004	5,087
Accrued payroll and benefits	(6,423)	(4,458)
Operating lease liabilities	3,136	(1,658)
Accrued expenses and other liabilities	(2,017)	93
Pension and other post-retirement plans	(53)	(430)
Net cash provided by operating activities	34,607	35,352
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,487)	(6,991)
Payments for acquisitions, net of cash acquired	(3,359)	(96,528)
Net cash used in investing activities	(11,846)	(103,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(249,732)	(300,000)
Proceeds from borrowings of long-term debt	243,102	341,027
Purchase of treasury stock	(17,562)	(11,668)
Dividends paid	(2,535)	(2,576)
Payments of contingent consideration	—	(900)
Taxes paid on behalf of equity award participants	(3,240)	(1,491)
Net cash (used in) provided by financing activities	(29,967)	24,392
Effect of exchange rate changes on cash and cash equivalents	1,174	1,049
Net decrease in cash and cash equivalents	(6,032)	(42,726)
Cash and cash equivalents at beginning of period	156,910	141,465
Cash and cash equivalents at end of period	$150,878	$98,739
Supplemental cash flow information:
Cash paid for interest	$1,720	$969
Cash paid for income taxes, net	$9,732	$7,606
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,565	$1,397

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and six months ended June 30, 2023:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2022	$316,803	$46,144	$546,703	$(671)	$(402,755)	$506,224
Net earnings	—	—	18,344	—	—	18,344
Changes in fair market value of derivatives, net of tax	—	—	—	379	—	379
Changes in unrealized pension cost, net of tax	—	—	—	(34)	—	(34)
Cumulative translation adjustment, net of tax	—	—	—	1,024	—	1,024
Cash dividends of $0.04 per share	—	—	(1,260)	—	—	(1,260)
Acquired 198,271 shares of treasury stock	—	—	—	—	(8,802)	(8,802)
Issued shares on vesting of restricted stock units	1,982	(5,125)	—	—	—	(3,143)
Stock compensation	—	1,404	—	—	—	1,404
Balances at March 31, 2023	$318,785	$42,423	$563,787	$698	$(411,557)	$514,136
Net earnings	—	—	12,897	—	—	12,897
Changes in fair market value of derivatives, net of tax	—	—	—	830	—	830
Changes in unrealized pension cost, net of tax	—	—	—	4	—	4
Cumulative translation adjustment, net of tax	—	—	—	2,159	—	2,159
Cash dividends of $0.04 per share	—	—	(1,262)	—	—	(1,262)
Acquired 197,716 shares of treasury stock	—	—	—	—	(8,760)	(8,760)
Issued shares on vesting of restricted stock units	326	(423)	—	—	—	(97)
Stock compensation	—	1,488	—	—	—	1,488
Balances at June 30, 2023	$319,111	$43,488	$575,422	$3,691	$(420,317)	$521,395

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and six months ended June 30, 2022:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2021	$314,620	$42,549	$492,242	$(4,525)	$(381,308)	$463,578
Net earnings	—	—	20,239	—	—	20,239
Changes in fair market value of derivatives, net of tax	—	—	—	1,235	—	1,235
Changes in unrealized pension cost, net of tax	—	—	—	94	—	94
Cumulative translation adjustment, net of tax	—	—	—	(249)	—	(249)
Cash dividends of $0.04 per share	—	—	(1,284)	—	—	(1,284)
Acquired 116,176 shares of treasury stock	—	—	—	—	(3,920)	(3,920)
Issued shares on vesting of restricted stock units	1,876	(3,289)	—	—	—	(1,413)
Stock compensation	—	1,898	—	—	—	1,898
Balances at March 31, 2022	$316,496	$41,158	$511,197	$(3,445)	$(385,228)	$480,178
Net earnings	—	—	12,598	—	—	12,598
Changes in fair market value of derivatives, net of tax	—	—	—	705	—	705
Changes in unrealized pension cost, net of tax	—	—	—	2,082	—	2,082
Cumulative translation adjustment, net of tax	—	—	—	(2,012)	—	(2,012)
Cash dividends of $0.04 per share	—	—	(1,289)	—	—	(1,289)
Acquired 216,252 shares of treasury stock	—	—	—	—	(7,748)	(7,748)
Issued shares on vesting of restricted stock units	6	(84)	—	—	—	(78)
Stock compensation	—	1,511	—	—	—	1,511
Balances at June 30, 2022	$316,502	$42,585	$522,506	$(2,670)	$(392,976)	$485,947

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands except for share and per share data)

June 30, 2023

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
•
Allocate the transaction price
•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of June 30, 2023 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Transportation	$82,142	$74,690	$156,418	$153,824
Industrial	32,711	41,402	73,384	81,409
Medical	17,006	17,030	34,351	32,897
Aerospace & Defense	13,323	11,860	27,023	24,547
Total	$145,182	$144,982	$291,176	$292,677

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

The final purchase price of $23,721, net of cash acquired of $2,979, has been allocated to the fair values of assets and liabilities acquired as of February 28, 2022. The purchase price was reduced by $794 for the final settlement of net working capital during the first quarter of 2023. The following table summarizes the consideration paid, the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

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

The Company recorded a $1,180 step-up of inventory to its fair value as of the acquisition date. The step-up was amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with the full $1,180 recognized in the first half of 2022.

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

The final purchase price of $72,340, net of cash acquired of $5,578, has been allocated to the fair values of assets and liabilities acquired as of June 30, 2022. The valuation of intangible assets and associated deferred tax liability was finalized in the first quarter of 2023. The following table summarizes the final consideration paid, the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

Fair Values at June 30, 2023
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

Maglab AG Acquisition

On February 6, 2023, we acquired 100% of the outstanding shares of Maglab AG ("Maglab"). Maglab has deep expertise in magnetic system design and current measurement solutions for use in e-mobility, industrial automation, and renewable energy applications. Maglab's domain expertise coupled with CTS’ commercial, technical and operational capabilities position us to advance our status as a recognized innovator in electric motor sensing and controls markets.

The final purchase price of $7,717 has been allocated to the fair values of assets and liabilities acquired as of February 6, 2023. The purchase price was increased by $3 for the final settlement of net working capital in the quarter. The following table summarizes the final consideration paid, the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

Consideration Paid
Cash paid, net of cash acquired of $14	$4,153
Contingent consideration	3,564
Purchase price	$7,717

Fair Values at February 6, 2023
Accounts receivable	$348
Inventory	43
Other current assets	41
Property, plant and equipment	35
Goodwill	4,997
Intangible assets	2,860
Fair value of assets acquired	8,324
Less fair value of liabilities acquired	(607)
Purchase price	$7,717

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$2,800	13.0
Technology and other intangibles	60	3.0
Total	$2,860

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
NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	June 30,	December 31,
	2023	2022
Accounts receivable, gross	$98,666	$92,171
Less: Allowance for credit losses	(1,147)	(1,236)
Accounts receivable, net	$97,519	$90,935

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	June 30,	December 31,
	2023	2022
Finished goods	$13,103	$12,865
Work-in-process	22,076	22,819
Raw materials	38,621	37,362
Less: Inventory reserves	(11,244)	(10,786)
Inventories, net	$62,556	$62,260

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	June 30,	December 31,
	2023	2022
Land and land improvements	$536	$1,100
Buildings and improvements	72,956	71,938
Machinery and equipment	260,012	258,159
Less: Accumulated depreciation	(238,548)	(233,897)
Property, plant and equipment, net	$94,956	$97,300

Depreciation expense for the three months ended June 30, 2023 and June 30, 2022 was $4,400 and $4,479, respectively. Depreciation expense for the six months ended June 30, 2023 and June 30, 2022 was $8,807 and $8,847, respectively.

We recorded a charge of $1,324 during the second quarter of 2023 due to the impairment of a specific asset group as a result of certain restructuring actions being taken. See Note 9 “Costs Associated with Exit and Restructuring Activities.”

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statements of Earnings is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net pension expense	$66	$65	$133	$130

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Service cost	$—	$—	$5	$6
Interest cost	10	5	9	4
Expected return on plan assets(1)	—	—	(6)	(3)
Amortization of loss	5	8	43	45
Total expense, net	$15	$13	$51	$52

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Service cost	$—	$—	$11	$12
Interest cost	19	10	19	8
Expected return on plan assets(1)	—	—	(13)	(6)
Amortization of loss	11	16	86	90
Total expense, net	$30	$26	$103	$104

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	48	26	96	52
Amortization of gain	(84)	—	(168)	—
Total (income) expense, net	$(36)	$26	$(72)	$52

NOTE 8 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2022	$152,361
Changes from acquisition purchase accounting	2,914
Foreign exchange impact	656
Goodwill as of June 30, 2023	$155,931

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$143,844	$(59,005)	$84,839
Technology and other intangibles	53,972	(30,094)	23,878
Other intangible assets, net	$197,816	$(89,099)	$108,717

	As of
	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$148,899	$(59,603)	$89,296
Technology and other intangibles	45,255	(26,498)	18,757
Other intangible assets, net	$194,154	$(86,101)	$108,053

Amortization expense for the three months ended June 30, 2023 and June 30, 2022 was $2,857 and $2,536, respectively. Amortization expense for the six months ended June 30, 2023 and June 30, 2022 was $5,368 and $4,918, respectively.

The changes in the gross carrying amounts of intangible assets are primarily due to business acquisition and purchase accounting activity in the quarter as discussed in Note 3 “Business Acquisitions.”

Remaining amortization expense for other intangible assets as of June 30, 2023 is as follows:

Amortization expense
2023	$5,648
2024	11,146
2025	10,658
2026	10,501
2027	10,443
Thereafter	60,321
Total amortization expense	$108,717

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
Restructuring charges	$1,895	$630

	Six Months Ended
	June 30, 2023	June 30, 2022
Restructuring charges	$2,807	$942

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is estimated to be in the range of $3,500 to $4,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $3,767 in program costs to date. During the three months ended June 30, 2023, we recorded $1,488 in restructuring costs comprised of $164 and $1,324 in workforce reduction and asset impairment charges, respectively. During the six months ended June 30, 2023, we recorded $1,708 in restructuring costs, comprised of $384 and $1,324 in workforce reduction and asset impairment charges, respectively. The total restructuring liability associated with these actions was $49 as of June 30, 2023. The total restructuring liability associated with these actions was $634 as of December 31, 2022.

Other Restructuring Activities

From time to time, we undertake other restructuring activities that are not part of a formal plan. During the three and six months ended June 30, 2023, we incurred restructuring charges of $407 and $1,099, respectively. During the three and six months ended June 30, 2022, we incurred restructuring charges of $470 and $782, respectively. The total restructuring liability associated with these actions was $375 at June 30, 2023 and $235 at December 31, 2022.

During the first quarter of 2023, we announced the shutdown of our Juarez manufacturing facility. As a part of this activity, operations from the Juarez plant will be consolidated into our expanded Matamoros facility. We expect the completion of these activities to occur in 2024. The total restructuring cost of the activities associated with the closure and consolidation is estimated to be in the range of $1,500 and $3,000, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. During the three and six months ended June 30, 2023, we incurred costs associated with the planned activities of the Juarez shutdown of $151 and $253, respectively. The restructuring liability associated with the shutdown is $83 as of June 30, 2023. These balances are included in our other restructuring activity amounts referenced in the preceding paragraph.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the six months ended June 30, 2023:

Restructuring liability at January 1, 2023	$869
Restructuring charges	2,807
Costs paid	(1,891)
Other activity(1)	(1,361)
Restructuring liability at June 30, 2023	$424
(1)
Other activity includes non-cash asset impairment charges.

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	June 30,	December 31,
	2023	2022
Accrued product related costs	$2,251	$2,368
Accrued income taxes	7,548	9,630
Accrued property and other taxes	1,938	2,142
Accrued professional fees	1,057	1,472
Accrued customer related liabilities	2,418	2,837
Dividends payable	1,256	1,272
Remediation reserves	12,811	11,048
Derivative liabilities	702	357
Other accrued liabilities	5,400	4,196
Total accrued expenses and other liabilities	$35,381	$35,322

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	June 30,	December 31,
	2023	2022
Balance at beginning of period	$11,048	$10,979
Remediation expense	2,756	2,750
Net remediation payments	(990)	(2,661)
Other activity(1)	(3)	(20)
Balance at end of the period	$12,811	$11,048

(1)
Other activity includes currency translation adjustments not recorded through remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the CTS of Asheville, Inc. Superfund Site (“Asheville Site”). On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The Company expects its potential exposure to be between $1,900 and $9,955. We have determined that no point within this range is more likely than another and therefore we have recorded a loss estimate of $1,900 as of June 30, 2023 in the Consolidated Statements of Earnings.

Unrelated to the environmental claims described above, from time to time, the Company has been threatened with, or named as a defendant in, various legal or regulatory actions in the ordinary course of business. The Company records a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated. Although the potential liability with respect to certain of such legal or regulatory actions cannot be reasonably estimated, none of such matters is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s legal costs associated with defending itself are recorded to expense as incurred.

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

NOTE 12 - Debt

Long-term debt is comprised of the following:

	As of
	June 30,	December 31,
	2023	2022
Total credit facility	$400,000	$400,000
Balance outstanding	77,040	83,670
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$321,320	$314,690
Weighted-average interest rate	5.74%	2.96%

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

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at June 30, 2023. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three and six months ended June 30, 2023 was $48 and $97, respectively. Amortization expense for the three and six months ended June 30, 2022 was $48 and $97, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

The effective portion of derivative gains and losses are recorded in accumulated other comprehensive loss until the hedged transaction affects earnings upon settlement, at which time they are reclassified to cost of goods sold or net sales. If it is probable that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive income (loss) to other income (expense), net.

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2023.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2023, we had a net unrealized gain of $2,387 in accumulated other comprehensive (loss) income, $2,387 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $16,538 at June 30, 2023.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of June 30, 2023, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $1,629.

Cross-Currency Swap

The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. In order to hedge the Krone-based purchase price of the Ferroperm acquisition, the Company entered into a cross-currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027.

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. At June 30, 2023, we had a net unrealized loss of $1,003 in accumulated other comprehensive (loss) income. Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2023 are shown in the following table:

	As of
	June 30,	December 31,
	2023	2022
Interest rate swaps reported in Other current assets	$1,629	$1,561
Interest rate swaps reported in Other assets	$1,463	$1,434
Cross-currency swap reported in Accrued expenses and other liabilities	$(701)	$(357)
Foreign currency hedges reported in Other current assets	$2,095	$945

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $2,233 and foreign currency derivative liabilities of $138 at June 30, 2023.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(63)	$—	$(97)	$—
Cost of goods sold	589	162	844	308
Total gain reclassified from AOCI to earnings	526	162	747	308
Total derivative gain on foreign exchange contracts recognized in earnings	$526	$162	$747	$308
Interest Rate Swaps:
Income (expense) recorded in Interest expense	$441	$(101)	$817	$(273)
Cross-Currency Swap:
Income recorded in Interest expense	$136	$—	$295	$—
Total net gains on derivatives	$1,103	$61	$1,859	$35

NOTE 14 – Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity includes certain items classified as accumulated other comprehensive loss (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest into a fixed rate, foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies, as well as a cross-currency swap that synthetically converts our U.S. Dollar variable rate debt to Krone denominated variable rate debt. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings. Further information related to our derivative financial instruments is included in Note 13 – “Derivative Financial Instruments” and Note 17 – “Fair Value Measurements”.
•
Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to income from AOCI are included in net periodic pension income (expense). Further information related to our pension obligations is included in Note 7 – “Retirement Plans”.
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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three and six months ended June 30, 2023 were $2,750 and $2,683, respectively. Transaction losses for the three and six months ended June 30, 2022 were $3,817 and $3,529, respectively. The impact of these changes have been included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended June 30, 2023 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2023	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$4,403	$2,046	$(967)	$5,482
Income tax benefit (expense)	(1,012)	(471)	222	(1,261)
Net	3,391	1,575	(745)	4,221
Changes in unrealized pension cost:
Gross	(1,226)	—	7	(1,219)
Income tax benefit (expense)	389	—	(3)	386
Net	(837)	—	4	(833)
Cumulative translation adjustment:
Gross	(1,856)	2,159	—	303
Income tax benefit (expense)	—	—	—	—
Net	(1,856)	2,159	—	303
Total accumulated other comprehensive (loss) income	$698	$3,734	$(741)	$3,691

The components of accumulated other comprehensive income (loss) for the three months ended June 30, 2022 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2022	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$969	$976	$(61)	$1,884
Income tax benefit (expense)	(221)	(224)	14	(431)
Net	748	752	(47)	1,453
Changes in unrealized pension cost:
Gross	(2,624)	1,977	143	(504)
Income tax benefit (expense)	712	—	(38)	674
Net	(1,912)	1,977	105	170
Cumulative translation adjustment:
Gross	(2,281)	(2,012)	—	(4,293)
Income tax benefit (expense)	—	—	—	—
Net	(2,281)	(2,012)	—	(4,293)
Total accumulated other comprehensive (loss) income	$(3,445)	$717	$58	$(2,670)

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2023 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2022	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$3,911	$3,135	(1,564)	$5,482
Income tax benefit (expense)	(899)	(721)	359	(1,261)
Net	3,012	2,414	(1,205)	4,221
Changes in unrealized pension cost:
Gross	(1,179)	—	(40)	(1,219)
Income tax benefit (expense)	376	—	10	386
Net	(803)	—	(30)	(833)
Cumulative translation adjustment:
Gross	(2,880)	3,183	—	303
Income tax benefit (expense)	—	—	—	—
Net	(2,880)	3,183	—	303
Total accumulated other comprehensive (loss) income	$(671)	$5,597	$(1,235)	$3,691

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2022 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2021	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$(635)	$2,554	(35)	$1,884
Income tax benefit (expense)	147	(587)	9	(431)
Net	(488)	1,967	(26)	1,453
Changes in unrealized pension cost:
Gross	(2,744)	1,977	263	(504)
Income tax benefit (expense)	738	—	(64)	674
Net	(2,006)	1,977	199	170
Cumulative translation adjustment:
Gross	(2,032)	(2,261)	—	(4,293)
Income tax benefit (expense)	—	—	—	—
Net	(2,032)	(2,261)	—	(4,293)
Total accumulated other comprehensive (loss) income	$(4,526)	$1,683	$173	$(2,670)

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2023	2022
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,440,235	57,330,761
Shares outstanding	31,394,377	31,680,890
Treasury stock
Shares held	26,045,858	25,649,871

On February 9, 2023, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaces the repurchase program approved by the Board of Directors on May 13, 2021. During the three and six months ended June 30, 2023, 197,716 and 395,987 shares of common stock were repurchased for $8,760 and $17,562, respectively. During the three and six months ended June 30, 2022, 216,252 and 332,428 shares of common stock were repurchased for $7,748 and $11,668, respectively. As of June 30, 2023, approximately $36,633 remains available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Six months ended
	June 30,	June 30,
	2023	2022
Balance at the beginning of the year	31,680,890	32,178,715
Repurchases	(395,987)	(332,428)
Restricted share issuances	109,474	65,114
Balance at the end of the period	31,394,377	31,911,401

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the six months ended June 30, 2023 was 5,000. The number of outstanding awards that were anti-dilutive for the three and six months ended June 30, 2022 were 2,500 and 2,500, respectively. There were no anti-dilutive shares for the three months ended June 30, 2023.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Service-based RSUs	$765	$691	$1,535	$1,368
Performance-based RSUs	723	820	1,357	2,041
Cash-settled RSUs	161	105	343	157
Total	$1,649	$1,616	$3,235	$3,566
Income tax benefit	379	372	744	820
Net expense	$1,270	$1,244	$2,491	$2,746

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	June 30, 2023	Period (years)
Service-based RSUs	$2,993	1.47
Performance-based RSUs	5,252	1.88
Total	$8,245	1.73

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2023:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	787,638	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	441,812	—	—	—	—
Awards available for grant	1,270,550	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the six months ended June 30, 2023:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	282,124	$27.44
Granted	64,046	43.77
Vested and released	(68,848)	32.30
Forfeited	(7,540)	36.97
Outstanding at June 30, 2023	269,782	$29.81
Releasable at June 30, 2023	131,867	$20.30

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the six months ended June 30, 2023:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	260,306	$33.20
Granted	71,832	43.80
Attained by performance	53,035	32.11
Released	(113,385)	32.11
Forfeited	(10,429)	37.59
Outstanding at June 30, 2023	261,359	$36.19
Releasable at June 30, 2023	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2023 and December 31, 2022, we had 49,347 and 46,641 Cash-Settled RSUs outstanding, respectively. At June 30, 2023 and December 31, 2022, liabilities of $547 and $566, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2023:

	Asset (Liability) Carrying Value at June 30, 2023	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$3,092	$—	$3,092	$—
Foreign currency hedges	$2,095	$—	$2,095	$—
Cross-currency swap	$(701)	$—	$(701)	$—
Qualified replacement plan assets	$14,218	$14,218	$—	$—
Contingent consideration	$(3,564)	$—	$—	$(3,564)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022:

	Asset (Liability) Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$2,995	$—	$2,995	$—
Foreign currency hedges	$945	$—	$945	$—
Cross-currency swap	$(357)	$—	$(357)	$—
Qualified replacement plan assets	$15,249	$15,249	$—	$—

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

The fair value of the contingent consideration requires significant judgment. The Company's fair value estimates used in the contingent consideration valuation are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and timing of events and activities that are expected to take place. Refer to Note 3 “Business Acquisitions” for further discussion on contingent consideration.

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2022	$—
Acquisition date fair value of contingent consideration	3,564
Balance at June 30, 2023	$3,564

As of June 30, 2023, approximately $1,424 was recorded in accrued expenses and other liabilities with the remainder in other long-term obligations.

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

NOTE 18 — Income Taxes

The effective income tax rates for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Effective tax rate	19.8%	25.6%	19.5%	23.0%

Our effective income tax rate was 19.8% and 25.6% in the second quarters of 2023 and 2022, respectively. The decrease in the effective income tax rate is primarily attributed to tax benefits from amended U.S. federal income tax returns. The second quarter 2023 effective income tax rate was lower than the U.S. statutory federal tax rate primarily due to the same reason as noted above. The second quarter 2022 effective income tax rate was higher than the U.S. statutory federal tax rate primarily due to the impact of foreign withholding taxes and state taxes.

Our effective income tax rate was 19.5% and 23.0% in the six months ended June 30, 2023 and 2022, respectively. The decrease is primarily attributed to tax benefits recorded upon vesting of restricted stock and tax benefits from amended U.S. federal income tax returns. The tax rate in the first six months of 2023 was lower than the U.S. statutory federal tax rate primarily for the same reason as noted above. The tax rate in the first six months of 2022 was higher than the U.S. statutory federal tax rate primarily due to the impact of foreign withholding taxes and state taxes.

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

On February 6, 2023, we acquired 100% of the outstanding shares of Maglab AG ("Maglab") for $4,167 in cash subject to additional earnout payments based on future performance. Maglab has deep expertise in magnetic system design and current measurement solutions for use in e-mobility, industrial automation, and renewable energy applications. Maglab's domain expertise coupled with CTS’ commercial, technical and operational capabilities position us to advance our status as a recognized innovator in electric motor sensing and controls markets.

Supply Chain Uncertainties

The COVID-19 pandemic and subsequent supply chain uncertainties had a significant negative impact on the global economy in 2022 and 2021. These events disrupted the financial markets, negatively impacted the global supply chain and increased the cost of materials and operations, particularly within the global automotive industry. While supply chain conditions have eased, material shortages could still impact our or our customers’ production schedules. With customers changing orders on short notice, we run the risk of carrying excess inventory in these situations. These developments are outside of our control, remain uncertain, and cannot be predicted. We continue to actively monitor the ongoing impacts of the supply chain uncertainties and will seek to mitigate and minimize their impact on our business, when possible.

Results of Operations: Second Quarter 2023 versus Second Quarter 2022

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2023 and June 30, 2022:

	Three Months Ended
	June 30, 2023	June 30, 2022	Percent Change	Percentage of Net Sales – 2023	Percentage of Net Sales – 2022
Net sales	$145,182	$144,982	0.1%	100.0%	100.0%
Cost of goods sold	94,440	93,134	1.4	65.0	64.2
Gross margin	50,742	51,848	(2.1)	35.0	35.8
Selling, general and administrative expenses	23,694	22,238	6.5	16.3	15.3
Research and development expenses	6,721	6,294	6.8	4.6	4.3
Restructuring charges	1,895	630	200.8	1.3	0.4
Total operating expenses	32,310	29,162	10.8	22.3	20.1
Operating earnings	18,432	22,686	(18.8)	12.7	15.6
Total other expense, net	(2,352)	(5,764)	(59.2)	(1.6)	(4.0)
Earnings before income taxes	16,080	16,922	(5.0)	11.1	11.7
Income tax expense	3,183	4,324	(26.4)	2.2	3.0
Net earnings	$12,897	$12,598	2.4	8.9%	8.7%
Earnings per share:
Diluted net earnings per share	$0.41	$0.39

Net sales were $145,182 in the second quarter of 2023, an increase of $200 or 0.1% from the second quarter of 2022. Net sales to the transportation market increased $7,452 or 10.0% while net sales to non-transportation markets decreased $7,252 or 10.3%, primarily due to inventory reduction related softness in distribution and the industrial end market. Changes in foreign exchange rates decreased net sales by $1,092 year-over-year.

Gross margin was $50,742 in the second quarter of 2023, a decrease of $1,106 or 2.1% from the second quarter of 2022. The year over year decrease was driven by end market sales mix, increased material and freight costs and unfavorable impacts from foreign exchange rates of $1,720 year-over-year.

Selling, general and administrative ("SG&A") expenses were $23,694 or 16.3% of net sales in the second quarter of 2023 versus $22,238 or 15.3% of net sales in the second quarter of 2022. The increase in SG&A expenses was primarily caused by higher environmental costs in the second quarter of 2023. See Note 11 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on the environmental liability.

Research and development (“R&D”) expenses were $6,721 or 4.6% of net sales in the second quarter of 2023 compared to $6,294 or 4.3% of net sales in the comparable quarter of 2022, in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $1,895 or 1.3% of net sales in the second quarter of 2023 compared to $630 or 0.4% of net sales in the second quarter of 2022. We continue to implement certain restructuring actions to improve our cost structure.

Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2023	2022
Interest expense	$(818)	$(602)
Interest income	1,072	263
Other expense, net	(2,606)	(5,425)
Total other expense, net	$(2,352)	$(5,764)

The reduction in total other expense, net was primarily driven by higher interest income from our short-term investments classified as cash equivalents in line with market rate increases seen recently. Other expense, net for 2022 also includes $1,776 in derivative losses associated with the acquisition of Ferroperm Piezoceramics A/S (“Ferroperm”).

	Three Months Ended
	June 30,	June 30,
	2023	2022
Effective tax rate	19.8%	25.6%

Our effective income tax rate was 19.8% and 25.6% in the second quarters of 2023 and 2022, respectively. The decrease in the effective income tax rate is primarily attributed to tax benefits from amended U.S. federal income tax returns.

Results of Operations: Six Months ended June 30, 2023 versus Six Months Ended June 30, 2022

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2023, and June 30, 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022	Percent Change	Percentage of Net Sales – 2023	Percentage of Net Sales – 2022
Net sales	$291,176	$292,677	(0.5)%	100.0%	100.0%
Cost of goods sold	188,782	186,489	1.2	64.8	63.7
Gross margin	102,394	106,188	(3.6)	35.2	36.3
Selling, general and administrative expenses	45,673	44,026	3.7	15.7	15.0
Research and development expenses	13,307	12,488	6.6	4.6	4.3
Restructuring charges	2,807	942	198.0	1.0	0.3
Total operating expenses	61,787	57,456	7.5	21.2	19.6
Operating earnings	40,607	48,732	(16.7)	13.9	16.7
Total other expense, net	(1,818)	(6,064)	(70.0)	(0.6)	(2.1)
Earnings before income taxes	38,789	42,668	(9.1)	13.3	14.6
Income tax expense	7,548	9,831	(23.2)	2.6	3.4
Net earnings	$31,241	$32,837	(4.9)%	10.7%	11.2%
Earnings per share:
Diluted net earnings per share	$0.98	$1.02

Net sales were $291,176 in the six months ended June 30, 2023, a decrease of $1,501 or 0.5% from the six months ended June 30, 2022. Net sales to the transportation market increased $2,594 or 1.7% while net sales to non-transportation markets decreased $4,095 or 2.9%. Changes in foreign exchange rates decreased net sales by $3,413 year-over-year.

Gross margin was $102,394 for the six months ended June 30, 2023, a decrease of $3,794 or 3.6% from the six months ended June 30, 2022. The year over year decrease in gross margin was driven by end market sales mix, increased material and freight costs and unfavorable impacts from foreign exchange rates of $3,497 year-over-year.

SG&A expenses were $45,673 or 15.7% of net sales for the six months ended June 30, 2023 versus $44,026 or 15.0% of net sales for the six months ended June 30, 2022. The increase in SG&A expenses was caused by higher environmental costs in the second quarter of 2023 as well as expenses related to acquisition activity. See Note 11 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on the environmental costs.

R&D expenses were $13,307 or 4.6% of net sales for the six months ended June 30, 2023 compared to $12,488 or 4.3% of net sales for the six months ended June 30, 2022, in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $2,807 or 1.0% of net sales for the six months ended June 30, 2023 compared to $942 or 0.3% of net sales for the six months ended June 30, 2022. We continue to implement certain restructuring actions to improve our cost structure.

Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2023	2022
Interest expense	$(1,512)	$(1,148)
Interest income	2,135	443
Other expense, net	(2,441)	(5,359)
Total other expense, net	$(1,818)	$(6,064)

The reduction in total other expense, net was primarily driven by higher interest income from our short-term investments classified as cash equivalents in line with market rate increases seen recently. Other expense, net for 2022 also includes $1,776 in derivative losses associated with the acquisition of Ferroperm.

	Six Months Ended
	June 30,	June 30,
	2023	2022
Effective tax rate	19.5%	23.0%

Our effective income tax rate was 19.5% and 23.0% for the six months ended June 30, 2023 and 2022, respectively. The decrease is primarily attributed to tax benefits recorded upon vesting of restricted stock and tax benefits from amended U.S. federal income tax returns.

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

Cash and cash equivalents were $150,878 at June 30, 2023, and $156,910 at December 31, 2022, of which $102,830 and $90,244, respectively, were held outside the United States. Total long-term debt was $77,040 as of June 30, 2023 and $83,670 as of December 31, 2022.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $34,607 during the six months ended June 30, 2023. Components of net cash provided by operating activities included net earnings of $31,241, depreciation and amortization expense of $14,175, other net non-cash items of $4,295, and a net cash outflow from changes in assets and liabilities of $15,104 primarily driven by the annual bonus payout for 2022 and an increase in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $(11,846), driven by payments for the Maglab acquisition and finalization of the TEWA Temperature Sensors SP. Zo.o. (“TEWA”) net working capital adjustment of $3,359 and capital expenditures of $8,487. See Note 3 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $(29,967). The net cash outflow was the result of treasury stock purchases of $17,562, net cash used in the paydown of long-term debt of $6,630, taxes paid on behalf of equity award participants of $3,240, and dividends paid of $2,535.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	June 30,	December 31,
	2023	2022
Total credit facility	$400,000	$400,000
Balance outstanding	77,040	83,670
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$321,320	$314,690

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

The Revolving Credit Facility includes a swing-line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at June 30, 2023.

Acquisitions

On February 6, 2023, we acquired 100% of the outstanding shares of Maglab for $4,167 in cash subject to additional earnout payments based on future performance. The acquisition was funded from cash on hand.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During and as of the three and six months ended June 30, 2023, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cummins Inc.	18.6%	15.9%	16.4%	15.9%
Toyota Motor Corporation	12.6%	11.3%	11.7%	11.4%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended June 30, 2023, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
April 1, 2023 through April 30, 2023	56,716	$45.80	56,716	$42,801,450
May 1, 2023 through May 31, 2023	78,000	$42.50	78,000	$39,486,452
June 1, 2023 through June 30, 2023	63,000	$45.29	63,000	$36,633,072
Total	197,716		197,716

Item 5. Other Information

From time to time, our directors and officers may purchase or sell shares of our common stock in the market, including pursuant to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1 Plans”).

Kieran O’Sullivan, President, Chief Executive Officer and Chairman of the Board, entered into a Rule 10b5-1 Plan on May 23, 2023 for the sale of up to 65,000 shares of our common stock, which plan is scheduled to terminate no later than May 23, 2025.

Ashish Agrawal, Vice President and Chief Financial Officer, entered into a Rule 10b5-1 Plan on June 2, 2023 for the sale of up to 25,000 shares of our common stock, which plan is scheduled to terminate no later than August 30, 2024.

Item 6. Exhibits

3(1)	Amended and Restated Bylaws of CTS Corporation.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: July 25, 2023	Dated: July 25, 2023