Form 10-Q
period 2023-09-30
CTS CORP
filed 2023-10-26
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2023: 31,158,030.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net sales	$134,552	$151,911	$425,728	$444,588
Cost of goods sold	88,151	98,565	276,933	285,054
Gross margin	46,401	53,346	148,795	159,534
Selling, general and administrative expenses	18,666	24,003	64,339	68,029
Research and development expenses	6,321	6,207	19,628	18,695
Restructuring charges	3,226	492	6,033	1,434
Operating earnings	18,188	22,644	58,795	71,376
Other income (expense):
Interest expense	(997)	(342)	(2,509)	(1,490)
Interest income	952	167	3,087	610
Other income (expense), net	594	(5,171)	(1,847)	(10,530)
Total other income (expense), net	549	(5,346)	(1,269)	(11,410)
Earnings before income taxes	18,737	17,298	57,526	59,966
Income tax expense	4,766	5,500	12,314	15,331
Net earnings	$13,971	$11,798	$45,212	$44,635
Earnings per share:
Basic	$0.45	$0.37	$1.44	$1.39
Diluted	$0.44	$0.37	$1.43	$1.38
Basic weighted – average common shares outstanding:	31,302	31,865	31,474	32,018
Effect of dilutive securities	209	225	216	220
Diluted weighted – average common shares outstanding:	31,511	32,090	31,690	32,238
Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net earnings	$13,971	$11,798	$45,212	$44,635
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	(392)	1,727	816	3,667
Changes in unrealized pension cost, net of tax	22	(1,835)	(7)	341
Cumulative translation adjustment, net of tax	(3,996)	(6,071)	(812)	(8,332)
Other comprehensive earnings	$(4,366)	$(6,179)	$(3)	$(4,324)
Comprehensive earnings	$9,605	$5,619	$45,209	$40,311

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$160,112	$156,910
Accounts receivable, net	89,556	90,935
Inventories, net	65,384	62,260
Other current assets	19,272	15,655
Total current assets	334,324	325,760
Property, plant and equipment, net	92,880	97,300
Operating lease assets, net	27,545	22,702
Other Assets
Goodwill	154,130	152,361
Other intangible assets, net	103,828	108,053
Deferred income taxes	23,725	23,461
Other	17,530	18,850
Total other assets	299,213	302,725
Total Assets	$753,962	$748,487
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$49,848	$53,211
Operating lease obligations	4,444	3,936
Accrued payroll and benefits	13,330	20,063
Accrued expenses and other liabilities	35,804	35,322
Total current liabilities	103,426	112,532
Long-term debt	76,665	83,670
Long-term operating lease obligations	26,016	21,754
Long-term pension obligations	4,963	5,048
Deferred income taxes	15,288	16,010
Other long-term obligations	4,937	3,249
Total Liabilities	231,295	242,263
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	319,125	316,803
Additional contributed capital	44,718	46,144
Retained earnings	588,144	546,703
Accumulated other comprehensive income (loss)	(675)	(671)
Total shareholders’ equity before treasury stock	951,312	908,979
Treasury stock	(428,645)	(402,755)
Total shareholders’ equity	522,667	506,224
Total Liabilities and Shareholders’ Equity	$753,962	$748,487

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$45,212	$44,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,425	21,727
Non-cash inventory charges	—	3,342
Pension and other post-retirement plan expense	102	(1,866)
Stock-based compensation	4,641	5,807
Asset impairment charges	1,324	—
Deferred income taxes	(1,338)	661
Loss (gain) on foreign currency hedges, net of cash	326	(123)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	197	(13,560)
Inventories	(3,972)	(10,386)
Operating lease assets	(4,843)	1,338
Other assets	(1,089)	2,249
Accounts payable	(1,826)	11,393
Accrued payroll and benefits	(7,342)	(2,029)
Operating lease liabilities	4,769	(1,492)
Accrued expenses and other liabilities	(750)	503
Pension and other post-retirement plans	(94)	33,540
Net cash provided by operating activities	56,742	95,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,236)	(9,260)
Payments for acquisitions, net of cash acquired	(3,359)	(96,528)
Net cash used in investing activities	(14,595)	(105,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(593,307)	(517,939)
Proceeds from borrowings of long-term debt	586,301	553,417
Purchase of treasury stock	(25,890)	(13,446)
Dividends paid	(3,792)	(3,855)
Payments of contingent consideration	—	(1,050)
Taxes paid on behalf of equity award participants	(3,249)	(1,504)
Net cash (used in) provided by financing activities	(39,937)	15,623
Effect of exchange rate changes on cash and cash equivalents	992	869
Net increase in cash and cash equivalents	3,202	6,443
Cash and cash equivalents at beginning of period	156,910	141,465
Cash and cash equivalents at end of period	$160,112	$147,908
Supplemental cash flow information:
Cash paid for interest	$2,350	$1,519
Cash paid for income taxes, net	$15,129	$12,607
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,687	$1,925

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2023:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2022	$316,803	$46,144	$546,703	$(671)	$(402,755)	$506,224
Net earnings	—	—	18,344	—	—	18,344
Changes in fair market value of derivatives, net of tax	—	—	—	379	—	379
Changes in unrealized pension cost, net of tax	—	—	—	(34)	—	(34)
Cumulative translation adjustment, net of tax	—	—	—	1,024	—	1,024
Cash dividends of $0.04 per share	—	—	(1,260)	—	—	(1,260)
Acquired 198,271 shares of treasury stock	—	—	—	—	(8,802)	(8,802)
Issued shares on vesting of restricted stock units	1,982	(5,125)	—	—	—	(3,143)
Stock compensation	—	1,404	—	—	—	1,404
Balances at March 31, 2023	$318,785	$42,423	$563,787	$698	$(411,557)	$514,136
Net earnings	—	—	12,897	—	—	12,897
Changes in fair market value of derivatives, net of tax	—	—	—	830	—	830
Changes in unrealized pension cost, net of tax	—	—	—	4	—	4
Cumulative translation adjustment, net of tax	—	—	—	2,159	—	2,159
Cash dividends of $0.04 per share	—	—	(1,262)	—	—	(1,262)
Acquired 197,716 shares of treasury stock	—	—	—	—	(8,760)	(8,760)
Issued shares on vesting of restricted stock units	326	(423)	—	—	—	(97)
Stock compensation	—	1,488	—	—	—	1,488
Balances at June 30, 2023	$319,111	$43,488	$575,422	$3,691	$(420,317)	$521,395
Net earnings	—	—	13,971	—	—	13,971
Changes in fair market value of derivatives, net of tax	—	—	—	(392)	—	(392)
Changes in unrealized pension cost, net of tax	—	—	—	22	—	22
Cumulative translation adjustment, net of tax	—	—	—	(3,996)	—	(3,996)
Cash dividends of $0.04 per share	—	—	(1,249)	—	—	(1,249)
Acquired 188,658 shares of treasury stock	—	—	—	—	(8,328)	(8,328)
Issued shares on vesting of restricted stock units	14	(23)	—	—	—	(9)
Stock compensation	—	1,253	—	—	—	1,253
Balances at September 30, 2023	$319,125	$44,718	$588,144	$(675)	$(428,645)	$522,667

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

September 30, 2023

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
•
Allocate the transaction price
•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of September 30, 2023 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Transportation	$75,880	$78,377	$232,298	$232,200
Industrial	28,666	43,857	102,050	125,267
Medical	17,757	16,380	52,108	49,277
Aerospace & Defense	12,249	13,297	39,272	37,844
Total	$134,552	$151,911	$425,728	$444,588

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

The final purchase price of $23,721, net of cash acquired of $2,979, has been allocated to the fair values of assets and liabilities acquired as of February 28, 2022. The purchase price was reduced by $794 for the final settlement of net working capital during the first quarter of 2023. The purchase accounting was completed in the first quarter of 2023. The following table summarizes the consideration paid, the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

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

The Company recorded a $3,012 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with $2,229 recognized in the third quarter of 2022 and the remaining recognized in the fourth quarter of 2022.

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

The final purchase price of $7,717 has been allocated to the fair values of assets and liabilities acquired as of February 6, 2023. The purchase price was increased by $3 for the final settlement of net working capital during the second quarter of 2023. The following table summarizes the final consideration paid, the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

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

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	September 30,	December 31,
	2023	2022
Accounts receivable, gross	$90,581	$92,171
Less: Allowance for credit losses	(1,025)	(1,236)
Accounts receivable, net	$89,556	$90,935

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	September 30,	December 31,
	2023	2022
Finished goods	$17,815	$12,865
Work-in-process	22,459	22,819
Raw materials	36,734	37,362
Less: Inventory reserves	(11,624)	(10,786)
Inventories, net	$65,384	$62,260

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	September 30,	December 31,
	2023	2022
Land and land improvements	$536	$1,100
Buildings and improvements	73,172	71,938
Machinery and equipment	258,321	258,159
Less: Accumulated depreciation	(239,149)	(233,897)
Property, plant and equipment, net	$92,880	$97,300

Depreciation expense for the three months ended September 30, 2023 and September 30, 2022 was $4,422 and $4,700, respectively. Depreciation expense for the nine months ended September 30, 2023 and September 30, 2022 was $13,229 and $13,548, respectively.

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

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statements of Earnings is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net pension expense	$79	$(2,076)	$212	$(1,944)

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Service cost	$—	$—	$6	$6
Interest cost	10	5	10	4
Expected return on plan assets(1)	12	(2,139)	(7)	(3)
Amortization of loss	5	8	43	43
Total expense (income), net	$27	$(2,126)	$52	$50

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Service cost	$—	$—	$17	$18
Interest cost	29	15	29	12
Expected return on plan assets(1)	12	(2,139)	(20)	(9)
Amortization of loss	16	24	129	135
Total expense (income), net	$57	$(2,100)	$155	$156

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	48	26	144	78
Amortization of gain	(85)	—	(253)	—
Total (income) expense, net	$(37)	$26	$(109)	$78

NOTE 8 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2022	$152,361
Changes from acquisition purchase accounting	2,914
Foreign exchange impact	(1,145)
Goodwill as of September 30, 2023	$154,130

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$141,837	$(60,806)	$81,031
Technology and other intangibles	53,723	(30,926)	22,797
Other intangible assets, net	$195,560	$(91,732)	$103,828

	As of
	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$148,899	$(59,603)	$89,296
Technology and other intangibles	45,255	(26,498)	18,757
Other intangible assets, net	$194,154	$(86,101)	$108,053

Amortization expense for the three months ended September 30, 2023 and September 30, 2022 was $2,828 and $3,262, respectively. Amortization expense for the nine months ended September 30, 2023 and September 30, 2022 was $8,196 and $8,179, respectively.

The changes in the gross carrying amounts of intangible assets are primarily due to business acquisition and purchase accounting activity as discussed in Note 3 “Business Acquisitions” as well as foreign exchange impacts.

Remaining amortization expense for other intangible assets as of September 30, 2023 is as follows:

Amortization expense
2023	$2,896
2024	10,963
2025	10,491
2026	10,339
2027	10,281
Thereafter	58,858
Total amortization expense	$103,828

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
Restructuring charges	$3,226	$492

	Nine Months Ended
	September 30, 2023	September 30, 2022
Restructuring charges	$6,033	$1,434

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is estimated to be in the range of $3,900 to $4,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $3,852 in program costs to date. During the three months ended September 30, 2023, we recorded $85 in restructuring costs related to workforce reduction charges. During the nine months ended September 30, 2023, we recorded $1,793 in restructuring costs, comprised of $469 and $1,324 in workforce reduction and asset impairment charges, respectively. The total restructuring liability associated with these actions was $83 as of September 30, 2023. The total restructuring liability associated with these actions was $634 as of December 31, 2022.

Other Restructuring Activities

From time to time, we undertake other restructuring activities that are not part of a formal plan. During the three and nine months ended September 30, 2023, we incurred restructuring charges of $3,141 and $4,238, respectively. During the three and nine months ended September 30, 2022, we incurred restructuring charges of $252 and $1,034, respectively. The total restructuring liability associated with these actions was $2,741 at September 30, 2023 and $235 at December 31, 2022.

Closure and Consolidation of Juarez Manufacturing Facility and Operations

During the first quarter of 2023, we announced the shutdown of our Juarez manufacturing facility. As a part of this activity, operations from the Juarez plant will be consolidated into our expanded Matamoros facility. We expect the completion of these activities to occur in 2024. The total restructuring cost of the activities associated with the closure and consolidation is now estimated to be in the range of $3,000 and $4,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. In addition to these charges, we expect an additional $1,500 to $2,500 of other costs to be incurred related to initiatives that would not qualify as restructuring charges. During the three and nine months ended September 30, 2023, we incurred costs associated with the planned activities of $2,618 and $2,871, respectively. The restructuring liability associated with the shutdown is $2,474 as of September 30, 2023. These balances are included in our other restructuring activity amounts referenced in the preceding paragraph.

The following table displays the total restructuring liability activity included in accrued expenses and other liabilities for all plans for the nine months ended September 30, 2023:

Restructuring liability at January 1, 2023	$869
Restructuring charges	6,033
Costs paid	(2,713)
Other activity(1)	(1,365)
Restructuring liability at September 30, 2023	$2,824
(1)
Other activity includes the effects of currency translation, non-cash asset write-downs and other charges that do not flow through restructuring charges.

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	September 30,	December 31,
	2023	2022
Accrued product related costs	$2,331	$2,368
Accrued income taxes	6,840	9,630
Accrued property and other taxes	2,373	2,142
Accrued professional fees	1,261	1,472
Accrued customer related liabilities	1,676	2,837
Dividends payable	1,248	1,272
Remediation reserves	12,006	11,048
Derivative liabilities	17	357
Other accrued liabilities	8,052	4,196
Total accrued expenses and other liabilities	$35,804	$35,322

The increase in Other accrued liabilities is primarily due to additional accruals related to 2023 exit and disposal activities as well as a contingent liability accrual associated with the 2023 Maglab acquisition. Refer to Note 9 “Costs Associated with Exit and Restructuring Activities” and Note 3 “Business Acquisitions”, respectively, for further discussion on these items.

NOTE 11 – Commitments and Contingencies

Certain processes in the manufacture of our current and past products create by-products classified as hazardous waste. We have been notified by the U.S. Environmental Protection Agency (“EPA”), state environmental agencies, and in some cases, groups of potentially responsible parties, that we may be potentially liable for environmental contamination at several sites currently and formerly owned or operated by us. Two of those sites, Asheville, North Carolina and Mountain View, California, are designated National Priorities List sites under the EPA’s Superfund program. We accrue a liability for probable remediation activities, claims and proceedings against us with respect to environmental matters if the amount can be reasonably estimated, and provide disclosures including the nature of a loss whenever it is probable or reasonably possible that a potentially material loss may have occurred but cannot be estimated. We record contingent loss accruals on an undiscounted basis.

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	September 30,	December 31,
	2023	2022
Balance at beginning of period	$11,048	$10,979
Remediation expense	3,140	2,750
Net remediation payments	(2,179)	(2,661)
Other activity(1)	(3)	(20)
Balance at end of the period	$12,006	$11,048

(1)
Other activity includes currency translation adjustments not recorded through remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the CTS of Asheville, Inc. Superfund Site (“Asheville Site”). On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The Company expects its potential exposure to be between $1,900 and $9,955. We have determined that no point within this range is more likely than another and therefore we have recorded a loss estimate of $1,900 as of September 30, 2023 in the Consolidated Balance Sheets.

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

NOTE 12 - Debt

Long-term debt is comprised of the following:

	As of
	September 30,	December 31,
	2023	2022
Total credit facility	$400,000	$400,000
Balance outstanding	76,665	83,670
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$321,695	$314,690
Weighted-average interest rate	5.93%	2.96%

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sub-limits for letters of credit, and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility.

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

The Revolving Credit Facility includes a swing line sub-limit of $20,000 and a letter of credit sub-limit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at September 30, 2023. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three and nine months ended September 30, 2023 was $48 and $145, respectively. Amortization expense for the three and nine months ended September 30, 2022 was $48 and $145, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2023.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2023, we had a net unrealized gain of $1,692 in accumulated other comprehensive (loss) income, $1,724 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $26,046 at September 30, 2023.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of September 30, 2023, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $1,532.

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

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. At September 30, 2023, we had a net unrealized loss of $316 in accumulated other comprehensive (loss) income. Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2023 are shown in the following table:

	As of
	September 30,	December 31,
	2023	2022
Interest rate swaps reported in Other current assets	$1,532	$1,561
Interest rate swaps reported in Other assets	$1,744	$1,434
Cross-currency swap reported in Accrued expenses and other liabilities	$(17)	$(357)
Foreign currency hedges reported in Other current assets	$1,295	$945

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $1,454 and foreign currency derivative liabilities of $159 at September 30, 2023.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(37)	$—	$(134)	$—
Cost of goods sold	949	216	1,793	524
Total gain reclassified from AOCI to earnings	912	216	1,659	524
Total derivative gain on foreign exchange contracts recognized in earnings	$912	$216	$1,659	$524
Interest Rate Swaps:
Income (expense) recorded in Interest expense	$481	$79	$1,298	$(194)
Cross-Currency Swap:
Income recorded in Interest expense	$119	$175	$414	$175
Total net gains on derivatives	$1,512	$470	$3,371	$505

NOTE 14 – Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity includes certain items classified as accumulated other comprehensive loss (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest into a fixed rate, foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies, as well as a cross-currency swap that synthetically converts our U.S. Dollar variable rate debt to Krone denominated variable rate debt. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings. Further information related to our derivative financial instruments is included in Note 13 “Derivative Financial Instruments” and Note 17 “Fair Value Measurements”.
•
Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to income from AOCI are included in net periodic pension income (expense). Further information related to our pension obligations is included in Note 7 “Retirement Plans”.
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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains (losses) for the three and nine months ended September 30, 2023 were $365 and ($2,317), respectively. Transaction losses for the three and nine months ended September 30, 2022 were $451 and $3,980, respectively. The impact of these changes have been included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended September 30, 2023 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2023	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$5,482	$882	$(1,392)	$4,972
Income tax benefit (expense)	(1,261)	(203)	321	(1,143)
Net	4,221	679	(1,071)	3,829
Changes in unrealized pension cost:
Gross	(1,219)	—	25	(1,194)
Income tax benefit (expense)	386	—	(3)	383
Net	(833)	—	22	(811)
Cumulative translation adjustment:
Gross	303	(3,996)	—	(3,693)
Income tax benefit (expense)	—	—	—	—
Net	303	(3,996)	—	(3,693)
Total accumulated other comprehensive (loss) income	$3,691	$(3,317)	$(1,049)	$(675)

The components of accumulated other comprehensive income (loss) for the three months ended September 30, 2022 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2022	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$1,884	$2,539	$(295)	$4,128
Income tax benefit (expense)	(431)	(585)	68	(948)
Net	1,453	1,954	(227)	3,180
Changes in unrealized pension cost:
Gross	(504)	161	(1,954)	(2,297)
Income tax benefit (expense)	674	(492)	450	632
Net	170	(331)	(1,504)	(1,665)
Cumulative translation adjustment:
Gross	(4,293)	(6,071)	—	(10,364)
Income tax benefit (expense)	—	—	—	—
Net	(4,293)	(6,071)	—	(10,364)
Total accumulated other comprehensive (loss) income	$(2,670)	$(4,448)	$(1,731)	$(8,849)

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2022	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$3,911	$4,017	(2,956)	$4,972
Income tax benefit (expense)	(899)	(924)	680	(1,143)
Net	3,012	3,093	(2,276)	3,829
Changes in unrealized pension cost:
Gross	(1,179)	—	(15)	(1,194)
Income tax benefit (expense)	376	—	7	383
Net	(803)	—	(8)	(811)
Cumulative translation adjustment:
Gross	(2,880)	(813)	—	(3,693)
Income tax benefit (expense)	—	—	—	—
Net	(2,880)	(813)	—	(3,693)
Total accumulated other comprehensive (loss) income	$(671)	$2,280	$(2,284)	$(675)

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2021	in OCI	to Earnings	2022
Changes in fair market value of derivatives:
Gross	$(635)	$5,093	(330)	$4,128
Income tax benefit (expense)	147	(1,171)	76	(948)
Net	(488)	3,922	(254)	3,180
Changes in unrealized pension cost:
Gross	(2,744)	2,139	(1,692)	(2,297)
Income tax benefit (expense)	738	(492)	386	632
Net	(2,006)	1,647	(1,306)	(1,665)
Cumulative translation adjustment:
Gross	(2,032)	(8,332)	—	(10,364)
Income tax benefit (expense)	—	—	—	—
Net	(2,032)	(8,332)	—	(10,364)
Total accumulated other comprehensive (loss) income	$(4,526)	$(2,763)	$(1,560)	$(8,849)

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2023	2022
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,440,235	57,330,761
Shares outstanding	31,206,185	31,680,890
Treasury stock
Shares held	26,234,516	25,649,871

On February 9, 2023, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program has no set expiration date and replaces the repurchase program approved by the Board of Directors on May 13, 2021. During the three and nine months ended September 30, 2023, 188,658 and 584,645 shares of common stock were repurchased for $8,328 and $25,890, respectively. During the three and nine months ended September 30, 2022, 52,000 and 384,428 shares of common stock were repurchased for $1,778 and $13,446, respectively. As of September 30, 2023, approximately $28,403 remains available for future purchases.

A roll-forward of common shares outstanding is as follows:

	Nine months ended
	September 30,	September 30,
	2023	2022
Balance at the beginning of the year	31,680,890	32,178,715
Repurchases	(584,645)	(384,428)
Restricted share issuances	109,940	65,777
Balance at the end of the period	31,206,185	31,860,064

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the nine months ended September 30, 2023 was 911. The number of outstanding awards that were anti-dilutive for the three and nine months ended September 30, 2022 were 393 and 950, respectively. There were no anti-dilutive shares for the three months ended September 30, 2023.

NOTE 16- Stock-Based Compensation

At September 30, 2023, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Service-based RSUs	$728	$766	$2,263	$2,134
Performance-based RSUs	525	1,338	1,883	3,379
Cash-settled RSUs	152	137	495	294
Total	$1,405	$2,241	$4,641	$5,807
Income tax benefit	379	515	1,067	1,336
Net expense	$1,026	$1,726	$3,574	$4,471

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	September 30, 2023	Period (years)
Service-based RSUs	$2,339	1.45
Performance-based RSUs	4,026	1.76
Total	$6,365	1.65

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2023:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	785,582	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	443,106	—	—	—	—
Awards available for grant	1,271,312	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the nine months ended September 30, 2023:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	282,124	$27.44
Granted	66,396	43.71
Vested and released	(69,515)	32.32
Forfeited	(8,181)	37.02
Outstanding at September 30, 2023	270,824	$29.89
Releasable at September 30, 2023	131,867	$20.30

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the nine months ended September 30, 2023:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	260,306	$33.20
Granted	71,832	43.80
Attained by performance	53,035	32.11
Released	(113,385)	32.11
Forfeited	(12,679)	34.96
Outstanding at September 30, 2023	259,109	$36.30
Releasable at September 30, 2023	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2023 and December 31, 2022, we had 48,499 and 46,641 Cash-Settled RSUs outstanding, respectively. At September 30, 2023 and December 31, 2022, liabilities of $673 and $566, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2023:

	Asset (Liability) Carrying Value at September 30, 2023	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$3,276	$—	$3,276	$—
Foreign currency hedges	$1,295	$—	$1,295	$—
Cross-currency swap	$(17)	$—	$(17)	$—
Qualified replacement plan assets	$13,775	$13,775	$—	$—
Contingent consideration	$(3,564)	$—	$—	$(3,564)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022:

	Asset (Liability) Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$2,995	$—	$2,995	$—
Foreign currency hedges	$945	$—	$945	$—
Cross-currency swap	$(357)	$—	$(357)	$—
Qualified replacement plan assets	$15,249	$15,249	$—	$—

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2022	$—
Acquisition date fair value of contingent consideration	3,564
Balance at September 30, 2023	$3,564

As of September 30, 2023, approximately $1,424 of contingent consideration was recorded in accrued expenses and other liabilities with the remainder in other long-term obligations.

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

NOTE 18 — Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Effective tax rate	25.4%	31.8%	21.4%	25.6%

Our effective income tax rate was 25.4% and 31.8% in the third quarters of 2023 and 2022, respectively. The decrease in the quarterly effective income tax rate is primarily attributed to a nondeductible cost associated with the termination of the U.S. pension plan incurred in the third quarter of 2022. The third quarter 2023 effective income tax rate was higher than the U.S. statutory federal tax rate primarily due to the mix of foreign earnings that are taxed at higher rates. The third quarter 2022 effective income tax rate was higher than the U.S. statutory federal income tax rate primarily due to the impact of a nondeductible cost associated with the termination of the U.S. pension plan.

Our effective income tax rate was 21.4% and 25.6% in the nine months ended September 30, 2023 and 2022, respectively. The decrease is primarily attributed to 2023 tax benefits recorded upon vesting of restricted stock and tax benefits from amended U.S. federal income tax returns, as well as U.S. tax credits and deductions. The effective income tax rate in the nine months of 2023 was higher than the U.S. statutory federal income tax rate primarily due the mix of foreign earnings that are taxed at higher rates partially offset by tax benefits recorded upon vesting of restricted stock and tax benefits from amended U.S. federal income tax returns. The effective income tax rate in the first nine months of 2022 was higher than the U.S. statutory federal tax rate primarily due to the impact of a nondeductible cost associated with the termination of the U.S. pension plan.

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

Results of Operations: Third Quarter 2023 versus Third Quarter 2022

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2023 and September 30, 2022:

	Three Months Ended
	September 30, 2023	September 30, 2022	Percent Change	Percentage of Net Sales – 2023	Percentage of Net Sales – 2022
Net sales	$134,552	$151,911	(11.4)%	100.0%	100.0%
Cost of goods sold	88,151	98,565	(10.6)	65.5	64.9
Gross margin	46,401	53,346	(13.0)	34.5	35.1
Selling, general and administrative expenses	18,666	24,003	(22.2)	13.9	15.9
Research and development expenses	6,321	6,207	1.8	4.7	4.1
Restructuring charges	3,226	492	555.7	2.4	0.3
Total operating expenses	28,213	30,702	(8.1)	21.0	20.2
Operating earnings	18,188	22,644	(19.7)	13.5	14.9
Total other income (expense), net	549	(5,346)	(110.3)	0.4	(3.5)
Earnings before income taxes	18,737	17,298	8.3	13.9	11.4
Income tax expense	4,766	5,500	(13.3)	3.5	3.6
Net earnings	$13,971	$11,798	18.4	10.4%	7.8%
Earnings per share:
Diluted net earnings per share	$0.44	$0.37

Net sales were $134,552 in the third quarter of 2023, a decrease of $17,359 or 11.4% from the third quarter of 2022. Net sales to the transportation market decreased $2,498 or 3.2% while net sales to non-transportation markets decreased $14,861 or 20.2%, primarily due to inventory reduction related softness among distributor customers as they continued to reduce inventory.

Gross margin was $46,401 in the third quarter of 2023, a decrease of $6,945 or 13.0% from the third quarter of 2022. The year over year decrease was primarily driven by lower sales volumes and unfavorable impacts from foreign exchange rates of $1,810 year-over-year.

Selling, general and administrative ("SG&A") expenses were $18,666 or 13.9% of net sales in the third quarter of 2023 versus $24,003 or 15.9% of net sales in the third quarter of 2022. The decrease in SG&A expenses was primarily caused by adjustments to incentive compensation accruals as well as some cost reduction measures implemented due to the softening sales environment.

Research and development (“R&D”) expenses were $6,321 or 4.7% of net sales in the third quarter of 2023 compared to $6,207 or 4.1% of net sales in the comparable quarter of 2022, in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $3,226 or 2.4% of net sales in the third quarter of 2023 compared to $492 or 0.3% of net sales in the third quarter of 2022. The charges in the third quarter of 2023 were primarily related to costs associated with our plant closure and consolidation activities. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2023	2022
Interest expense	$(997)	$(342)
Interest income	952	167
Other income (expense), net	594	(5,171)
Total other income (expense), net	$549	$(5,346)

Interest income increased due to investments of available cash into short term, cash equivalent, high yield deposit accounts.

Other income (expense), net for the three months ended September 30, 2023 is primarily driven by income from the qualified replacement plan assets as well as foreign currency gains primarily related to the Danish Krone.

Other expense, net for the third quarter of 2022 was primarily driven by $6,803 in excise taxes incurred as part of the U.S. pension plan termination as well as foreign currency losses primarily related to the Chinese Renminbi offset partially by income from the U.S. pension plan investments realized prior to its final termination.

	Three Months Ended
	September 30,	September 30,
	2023	2022
Effective tax rate	25.4%	31.8%

Our effective income tax rate was 25.4% and 31.8% in the third quarters of 2023 and 2022, respectively. The decrease in the effective income tax rate is primarily attributed to a nondeductible cost associated with the termination of the U.S. pension plan incurred in the third quarter of 2022.

Results of Operations: Nine Months ended September 30, 2023 versus Nine Months Ended September 30, 2022

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2023, and September 30, 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Percent Change	Percentage of Net Sales – 2023	Percentage of Net Sales – 2022
Net sales	$425,728	$444,588	(4.2)%	100.0%	100.0%
Cost of goods sold	276,933	285,054	(2.8)	65.0	64.1
Gross margin	148,795	159,534	(6.7)	35.0	35.9
Selling, general and administrative expenses	64,339	68,029	(5.4)	15.1	15.3
Research and development expenses	19,628	18,695	5.0	4.6	4.2
Restructuring charges	6,033	1,434	320.7	1.4	0.3
Total operating expenses	90,000	88,158	2.1	21.1	19.8
Operating earnings	58,795	71,376	(17.6)	13.8	16.1
Total other expense, net	(1,269)	(11,410)	(88.9)	(0.3)	(2.6)
Earnings before income taxes	57,526	59,966	(4.1)	13.5	13.5
Income tax expense	12,314	15,331	(19.7)	2.9	3.4
Net earnings	$45,212	$44,635	1.3%	10.6%	10.0%
Earnings per share:
Diluted net earnings per share	$1.43	$1.38

Net sales were $425,728 in the nine months ended September 30, 2023, a decrease of $18,860 or 4.2% from the nine months ended September 30, 2022. Net sales to the transportation market remained flat while net sales to non-transportation markets decreased $18,958 or 8.9%, primarily due to inventory reduction related softness among distributor customers as they continued to reduce inventory. Changes in foreign exchange rates decreased net sales by $3,367 year-over-year.

Gross margin was $148,795 for the nine months ended September 30, 2023, a decrease of $10,739 or 6.7% from the nine months ended September 30, 2022. The year over year decrease in gross margin was primarily driven by lower sales volumes and unfavorable impacts from foreign exchange rates of $5,307 year-over-year.

SG&A expenses were $64,339 or 15.1% of net sales for the nine months ended September 30, 2023 versus $68,029 or 15.3% of net sales for the nine months ended September 30, 2022. The decrease in SG&A expenses was primarily caused by adjustments to incentive compensation accruals partially offset by higher environmental costs and expenses related to acquisition activity. See Note 11

“Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on the environmental costs.

R&D expenses were $19,628 or 4.6% of net sales for the nine months ended September 30, 2023 compared to $18,695 or 4.2% of net sales for the nine months ended September 30, 2022, in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $6,033 or 1.4% of net sales for the nine months ended September 30, 2023 compared to $1,434 or 0.3% of net sales for the nine months ended September 30, 2022. The restructuring charges in the nine months ended September 30, 2023 were primarily related to costs associated with our plant closure and consolidation activities. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Interest expense	$(2,509)	$(1,490)
Interest income	3,087	610
Other expense, net	(1,847)	(10,530)
Total other expense, net	$(1,269)	$(11,410)

Interest income increased due to investments of available cash into short term, cash equivalent, high yield deposit accounts.

Other expense, net for the nine months ended September 30, 2023 is primarily driven by foreign currency losses primarily related to the Chinese Renminbi offset partially by income from the qualified replacement plan assets.

Other expense, net for the nine months ended September 30, 2022 was primarily driven by $6,803 in excise taxes incurred as part of the U.S. pension plan termination and $1,776 in derivative losses associated with the acquisition of Ferroperm, as well as foreign currency losses primarily related to the Chinese Renminbi offset partially by income from the U.S. pension plan investments realized prior to its final termination.

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Effective tax rate	21.4%	25.6%

Our effective income tax rate was 21.4% and 25.6% for the nine months ended September 30, 2023 and 2022, respectively. The decrease is primarily attributed to 2023 tax benefits recorded upon vesting of restricted stock and tax benefits from amended U.S. federal income tax returns, as well as U.S. tax credits and deductions.

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

Cash and cash equivalents were $160,112 at September 30, 2023, and $156,910 at December 31, 2022, of which $111,750 and $90,244, respectively, were held outside the United States. Total long-term debt was $76,665 as of September 30, 2023 and $83,670 as of December 31, 2022.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $56,742 during the nine months ended September 30, 2023. Components of net cash provided by operating activities included net earnings of $45,212, depreciation and amortization expense of $21,425, other net non-cash items of $5,055, and a net cash outflow from changes in assets and liabilities of $14,950 primarily driven by the annual bonus payout for 2022 and an increase in inventory primarily from pre-determined inventory builds associated with plant closure and consolidation activities. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $(14,595), driven by payments for the Maglab acquisition and finalization of the TEWA Temperature Sensors SP. Zo.o. (“TEWA”) net working capital adjustment of $3,359 and capital expenditures of $11,236. See Note 3 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $(39,937). The net cash outflow was the result of treasury stock purchases of $25,890, net cash used in the paydown of long-term debt of $7,006, taxes paid on behalf of equity award participants of $3,249, and dividends paid of $3,792.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	September 30,	December 31,
	2023	2022
Total credit facility	$400,000	$400,000
Balance outstanding	76,665	83,670
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$321,695	$314,690

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility availability to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sub-limits for letters of credit, and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This new unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired February 12, 2024.

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

The Revolving Credit Facility includes a swing-line sublimit of $20,000 and a letter of credit sub-limit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at September 30, 2023.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During and as of the three and nine months ended September 30, 2023, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cummins Inc.	16.9%	15.6%	16.5%	16.1%
Toyota Motor Corporation	12.2%	11.6%	11.8%	11.5%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our non-transportation end market exposure.

Forward‑Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises (including the effects of the COVID-19 pandemic on CTS’ business, results of operations or financial condition), natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; and risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the potential impact U.S./China relations and the conflict between Russia and Ukraine may have on our business, results of operations and financial condition). Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended September 30, 2023, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity, Use of Proceeds, and Issuer Purchases of Equity

On February 9, 2023, the Board approved a new share repurchase program that authorizes the Company to repurchase up to $50 million of its common stock. The repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board in May 2021.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
July 1, 2023 through July 31, 2023	60,000	$42.85	60,000	$34,061,996
August 1, 2023 through August 31, 2023	68,731	$45.05	68,731	$30,965,666
September 1, 2023 through September 30, 2023	59,927	$42.77	59,927	$28,402,510
Total	188,658		188,658

Item 5. Other Information

On October 20, 2023, Mr. Michael E. Murray tendered his resignation, effective November 3, 2023, as Senior Vice President of CTS Corporation, to pursue other business opportunities.

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

On October 26, 2023, the Board of Directors of the Company approved an amendment to Article XI, Section 1 of the Company’s Amended and Restated Bylaws changing the provision requiring the Board to set the record date for a meeting of shareholders or for purposes of other corporate actions on a date not exceeding fifty (50) days in advance of the meeting of shareholders or other applicable corporate action to seventy (70) days in advance of the meeting of shareholders or other corporate action. A copy of the Amended and Restated Bylaws of the Company, dated October 26, 2023, as amended to date, is attached hereto as Exhibit 3(1).

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

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: October 26, 2023	Dated: October 26, 2023