Form 10-K
period 2023-12-31
CTS CORP
filed 2024-02-23
CIK 26058

hu`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 30, 2023, was approximately $1,338,342,292. There were 30,789,099 shares of common stock, without par value, outstanding on February 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 9, 2024 are incorporated by reference in Part III.

CTS CORPORATION 2

Safe Harbor

Forward-Looking Statements

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, any financial or other guidance, statements that reflect our current expectations concerning future results and events, and any other statements that are not based solely on historical fact. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the potential impact U.S./China relations and the conflict between Russia and Ukraine may have on our business, results of operations and financial condition); the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of this Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

PRODUCTS BY MAJOR MARKETS

Our products perform specific electronic functions for a given product family and are intended for use in products assembled by our customers. The following table identifies major products by industry. Products are sold to several industry OEMs, tier one suppliers, and distributors.

Product Description	Transportation	Industrial	Medical	Aerospace and Defense
SENSE	•	•	•	•
(Controls, Pedals, Piezo Sensing Products, Sensors, Switches, Transducers)
CONNECT		•	•	•
(EMI/RFI Filters, Capacitors, Frequency Control Products, Resistors, RF filters)
MOVE	•	•	•
(Piezo Microactuators, Rotary Actuators)

The following table provides a breakdown of net sales by end-market as a percent of consolidated net sales:

Industry	2023	2022	2021
Transportation	55%	52%	55%
Industrial	24%	29%	27%
Medical	12%	11%	9%
Aerospace and Defense	9%	8%	9%
% of consolidated net sales	100%	100%	100%

In the above table, net sales to the telecommunications and information technology end markets are included in the industrial end-market for all periods presented. The end-market sales for 2022 were adjusted by immaterial amounts to align the classification of certain customers in connection with our recent acquisitions with our enterprise-level end market information.

MARKETING AND DISTRIBUTION

Sales and marketing to customers is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Czech Republic, Denmark, Germany, Japan, Singapore, Taiwan, and the United States. Approximately 91% of 2023 net sales were attributable to our sales engineers.

CTS CORPORATION 4

Our sales engineers generally service our largest customers with application-specific products. A vast majority of our products are engineered solutions. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

In 2023, independent distributors accounted for approximately 6% of net sales. We use distributors for a small portion of our product portfolio that are standard and require less design support, to service smaller customers, and to provide supply chain fulfillment for certain customers. Our key distribution partners include large global and regional distributors such as Avnet, Inc., Digi-Key Electronics, Master Electronics, Future Electronics, and TTI, Inc. In addition, we also utilize the services of independent manufacturers' representatives for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from us. During 2023, approximately 3% of net sales were attributable to independent manufacturers' representatives.

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

These raw materials and parts are purchased from a number of suppliers. Although we purchase all of our semiconductors, REEs, conductive inks, and silver pastes from a limited number of suppliers, alternative sources are generally available.

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

PATENTS, TRADEMARKS, AND LICENSES

In 2023, CTS continued its practice of innovation and protecting its intellectual property by obtaining patents in the U.S. and abroad. CTS’s patents cover inventions relating to products that its engineers have designed, as well as for methods and technology related to CTS’s manufacturing processes. CTS obtained 23 patents in 2023, including four U.S. patents, 13 patents in Asia, and six patents in Europe. CTS currently owns approximately 285 patents worldwide including 131 active U.S. patents. We own seven registered U.S. trademarks, most of which are also registered in jurisdictions throughout the world. We have also licensed certain patents and our license and royalty income for 2023 was less than 1% of net sales.

MAJOR CUSTOMERS

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2023	2022	2021
Cummins, Inc.	15.0%	15.3%	15.0%
Toyota Motor Corporation	12.5%	11.5%	12.4%

We sell parts to these two transportation customers for certain vehicle platforms under purchase agreements that have program lifetime volume estimates and are subject to purchase orders issued from time to time.

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our exposure.

Changes in the level of our customers' orders have, in the past, had a significant impact on our operating results. If a major customer reduces the amount of business it transacts with us, or substantially changes the terms of that business, there could be an adverse impact on our operating results.

CTS CORPORATION 5

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

Some customers have reduced or plan to reduce their number of suppliers, while increasing their volume of purchases. In certain other cases customers may choose to use multiple vendors to source products, which could impact our volumes and revenues. Customers demand lower cost and higher quality, reliability, and delivery standards from us as well as from our competitors. These trends create opportunities for us, but also increase the risk of loss of business to competitors. We are subject to competitive risks that are typical in our end markets, including technical obsolescence.

We believe we compete most successfully in custom engineered products manufactured to meet specific applications of major OEMs.

NON-U.S. REVENUES AND OPERATIONS

Our net sales to customers originating from our non-U.S. operations as a percentage of total net sales were as follows:

	Years Ended December 31,
	2023	2022	2021
Net sales from non-U.S. operations	45.0%	44.4%	42.0%

We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and fulfilment risks, economic downturns and inflation, government regulations, and expropriation. See “Item 1A. Risk Factors” for additional discussion of these and other risks that our business faces.

Our non-U.S. manufacturing facilities are located in China, Czech Republic, Denmark, Mexico, Philippines, Poland, and Taiwan. Additional information regarding the Company’s sales by geographic area and long-lived tangible assets in different geographic areas is included in Note 20 - "Geographic Data," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

HUMAN CAPITAL MANAGEMENT AND OUR CULTURE

CTS is a leading provider of sensing and motion devices as well as connectivity components and we believe our employees are a critical asset to meeting our mission of enabling an intelligent and seamless world. We take great pride in the products we build, and the manner in which we operate as a company and as individuals. We work together, drawing on our strengths, guided by our culture, which is built on the following core values:

•
Play to Win – being ambitious, seizing opportunities, challenging to get the best results, acting with humility, intelligence, and integrity
•
Responsiveness – being nimble and acting fast, understanding customers’ needs, respecting the views and needs of others, working with a sense of urgency
•
Simplicity – being straightforward, easy to deal with, reducing bureaucracy and complexity, delivering solutions efficiently and effectively
•
Solution Oriented – staying curious and resourceful, understanding and embracing challenges, finding new and better ways to work together

CTS CORPORATION 6

We have a global business, and our employees reflect the diversity of our geographic footprint. Below is a summary of our employees by location and gender as of December 31, 2023.

North America	2,294
Asia	1,262
Europe	525
Total	4,081

Female	58%
Male	42%

CTS strives to foster an environment where all employees are respected and treated equally. Empowering our employees’ distinctive talents delivers customer value and advances our culture and engagement. We strive to create an inclusive workplace where everyone feels valued, respected, appreciated, and embraced because of their differences – a place where every employee can be themselves so they can reach their highest potential and help us achieve our business goals.

Our employees must adhere to a Code of Ethics that sets standards for appropriate behavior. We provide our employees with annual training on a variety of compliance-related topics including preventing, identifying and reporting any type of unlawful discrimination or unethical actions. A copy of our Code of Ethics is available for review in the investors section of our Company’s website at https://investors.ctscorp.com.

We have developed key recruitment and retention strategies that guide our human capital management approach as part of the overall management of our business. We advance these strategies through a number of programs and initiatives including the following:

Talent Planning Process

We have a global talent review and succession planning process designed to align our talent plans with the current and future strategies of the business. This includes the identification of key positions, assessment of internal talent and potential successors and plans for talent acquisition and development. Each year, employees are expected to have defined performance objectives so that they focus time and resources appropriately, understand their impact to the success of our strategy, and understand how their performance will be assessed. Each year managers are expected to complete a mid-year and year-end performance evaluations with their employees.

Employee Compensation

We strive to align compensation with an external group of peer companies in our industry and/or similar to our size while also maintaining consistency and equity within our organization. In addition, we offer a broad range of company-paid benefits, which we believe are competitive in our industry. Our compensation programs are designed to align the compensation of our employees with their performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. We engage with outside consulting firms to benchmark all of our employee compensation and benefits aligning to market median.

Training and Development

Employee development and company growth go hand in hand. At CTS, we focus our learning and development activities on areas that we believe will most effectively support the achievement of our business objectives. In the competitive environment in which we operate, employees need to replenish their knowledge and acquire new skills to do their jobs better. CTS provides growth and development opportunities through programs such as Education Reimbursement, Situational Leadership, Leadership Essentials, and the Accelerated Leadership Program. In addition, we have a mentorship program for key employees to leverage internal leadership and expertise.

Health and Safety

The safety and well-being of our employees is a priority and vital to our success. Our health and safety activities are overseen by our corporate environmental, health and safety function and are managed by employees in our locations, who coordinate on-site safety programs, resources, reporting and training. Our employees are regularly trained on safety-related topics, and we monitor and measure the effectiveness of our programs at our locations.

CTS Cares

We recognize that we have a responsibility to be a positive influence in the communities in which we do business around the world, and CTS Cares is the platform that connects CTS employees to the causes that we care about. We have a rich history of philanthropy and

CTS CORPORATION 7

community involvement. Our employees routinely leverage their individual skills and capabilities to give back to their local communities. We value and are proud of the contributions that our employees make. CTS Cares supports our global community.

EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers. The following persons serve as executive officers of CTS as of December 31, 2023.

Name	Age	Positions and Offices
Kieran O'Sullivan	61	President, Chief Executive Officer and Chairman of the Board
Ashish Agrawal	53	Vice President and Chief Financial Officer
Scott D’Angelo	53	Vice President, General Counsel and Secretary
Martin Baumeister	57	Senior Vice President

Kieran O’Sullivan – 61 – President, Chief Executive Officer and Chairman of the Board. Mr. O’Sullivan joined CTS on January 7, 2013. Before joining CTS, Mr. O’Sullivan served as Executive Vice President of Continental AG’s Global Infotainment and Connectivity Business and led the NAFTA Interior Division, having joined Continental AG, a global automotive supplier, in 2006. Mr. O’Sullivan is a member of the board of directors of LCI Industries, a supplier of engineered components for manufacturers of recreational vehicles, manufactured homes, marine applications, and for the related aftermarkets, serving as the chairperson of the risk committee, and as a member of the corporate governance, nominating and sustainability and audit committees.

Ashish Agrawal – 53 – Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer of CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Group AB, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer, Americas, beginning in 2007. Prior to that, Mr. Agrawal was with General Electric Co. in various positions beginning in December 1994.

Scott D’Angelo – 53 – Vice President, General Counsel and Secretary. Mr. D’Angelo joined CTS in February 2021 and was elected General Counsel and Secretary on February 11, 2021. Prior to joining CTS, Mr. D’Angelo was a member of the International Commercial and Trade Practice Group of Baker McKenzie, LLP from March 2019, and served as Vice President, Deputy General Counsel & Chief Compliance Officer of Fortune Brands Home & Security, Inc., a leading home and security products company, from May 2015 and, prior to that, served in several senior roles with McDonald’s Corporation.

Martin Baumeister – 57 – Senior Vice President. Mr. Baumeister joined CTS on January 14, 2020. Immediately prior to joining CTS, Mr. Baumeister served as Executive Director - Product Line Electronics Americas at Vitesco Technologies since October 2019. Prior to that role, Mr. Baumeister served as Executive Director Electronics Americas when Continental separated that subsidiary into an independent entity from July 2018, and served as Executive Director - Global Customer Head from February 2015.

Information with respect to the Company’s Directors and corporate governance policies and practices may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ADDITIONAL INFORMATION

We are incorporated in the State of Indiana. Our principal corporate office is located at 4925 Indiana Avenue, Lisle, Illinois 60532.

CTS CORPORATION 8

Our internet address is www.ctscorp.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Other than the documents that we file with or furnish to the SEC that are incorporated by reference herein, the information contained on or accessible through our website is not part of this or any other report we file or furnish to the SEC.

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

We generally receive volume estimates, but not firm volume commitments from our customers, and may experience reduced or extended lead times in customer orders. Customers may cancel orders, change production quantities and delay production for a number of reasons including the use of additional suppliers. Uncertain economic and geopolitical conditions may result in some of our customers delaying the delivery of some of the products we manufacture for them and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a number of customers may harm our results of operations by reducing the volumes of products we manufacture and sell, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer orders, or by reducing our asset utilization, resulting in lower profitability.

In addition, our customers may request that manufacturing of their products be transitioned from one of our facilities to another to achieve cost reductions and other objectives. Such transfers may result in short-term inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, we make key decisions based on our estimates of customer requirements, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements. Changes in demand for our customers’ products may reduce our ability to estimate future customer requirements accurately. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our products or our customers' products. We often increase staffing and capacity and incur other expenses to meet the anticipated demand of our customers, which causes reductions in our gross margins if customer orders are delayed or canceled. On occasion, customers may require rapid increases in production, which may stress our

CTS CORPORATION 9

resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed over the short-term, a reduction in customer demand could harm our gross margin and operating income until such time as adjustments can be made to activity and operating levels or to structural costs.

Deterioration of general economic, political, credit and/or capital market conditions could adversely affect our financial performance, our ability to grow or sustain our business, financial condition and results of operations, and our ability to access the capital markets.

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect our business and the businesses of our customers and suppliers. Recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability in the markets where we compete could negatively affect our revenues and financial performance, and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by the Russia-Ukraine conflict (as discussed below), global supply chain disruptions and inflation have adversely impacted and could continue to adversely impact our business and financial results.

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

The ongoing conflict between Russia and Ukraine (which we refer to as the “Russia-Ukraine conflict”) has adversely affected the global economy, and the geopolitical tensions and conflicts it generates may continue to negatively impact our operations. It has resulted in heightened economic sanctions from the U.S., the U.K., the European Union (the "E.U.") and the international community. Even though we have no physical assets in Russia, the impact of the Russia-Ukraine conflict could have a material adverse effect on our business, financial condition, results of operations, supply chain, availability of critical supplies, intellectual property, partners, or customers. Further escalation of geopolitical tensions related to the Russia-Ukraine conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, and volatility in foreign exchange rates, interest rates and financial markets, any of which may adversely affect our business and supply chain. More broadly, there could be additional negative impacts to our financial results if the Russia-Ukraine conflict worsens, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures, including with respect to energy and supply chain cost increases or shortages, or the geographic proximity of the conflict relative to the rest of Europe. Similar geopolitical tensions and political and/or armed conflicts, including tensions between the U.S. and China, China and Taiwan, and the conflict between Israel and Palestine could adversely impact our employees, financial performance, and global operations, including by, among other things, jeopardizing the safety of our employees and facilities, disrupting our and our partners’ production, supply chain and logistics and communications, and causing market volatility, which could adversely impact our sales and/or amplify or affect many of our other risks described elsewhere in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

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

CTS CORPORATION 10

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

We may pursue acquisition opportunities that are intended to complement or expand our business as well as divestitures that could impact our business operations. We may not be able to complete these transactions, and these transactions, if executed, may pose risks that could materially adversely affect our business, financial condition and operating results.

On an ongoing basis we explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. For example, during 2022 and 2023, we acquired TEWA Temperature Sensors SP. Zo.o. (“TEWA”), Meggitt A/S (a/k/a Ferroperm Piezoceramics A/S, “Ferroperm”) and maglab AG ("Maglab"). We may have difficulty finding suitable acquisition opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for any number of reasons including a failure to secure financing. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage newly acquired businesses such as TEWA, Ferroperm and Maglab, including their operations or employees. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management's attention from our existing business to integrate the operations and personnel of the acquired or combined business; possible adverse effects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which could reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. Even if we are initially successful in integrating a new operation, we may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or realize other anticipated benefits of an acquisition and could adversely affect our business and operating results.

CTS CORPORATION 11

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

Our operations are regulated by a number of federal, state, local and foreign government regulations, including those pertaining to environmental, health, and safety (“EHS”) that govern, among other things, air and water emissions, worker protection, and the handling, storage and disposal of hazardous materials. Compliance with EHS laws and regulations is a major consideration for us because we use

CTS CORPORATION 12

hazardous materials in our manufacturing processes. If we violate EHS laws and regulations, we could be liable for substantial fines, penalties, and costs of mandated remedial actions and we could suffer reputational damage due to any such violations. Our environmental permits could also be revoked or modified, which could require us to cease or limit production at one or more of our facilities, thereby materially adversely affecting our business, financial condition and operating results. EHS laws and regulations have generally become more stringent over time and could continue to do so, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially affect our business, financial condition and operating results.

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

In addition, changes to existing tax laws or the adoption of new tax laws, particularly in the U.S. and the E.U., could have a material adverse impact on our effective tax rate, future cash tax liabilities and the ability to utilize deferred tax assets. The current economic and political environment may result in significant tax law changes in the numerous jurisdictions in which we operate. In addition, our effective tax rate could be materially affected by certain tax proposals developed by the Organization for Economic Cooperation and Development and European Commission regarding the taxation of multinational businesses. Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could materially and adversely affect our results of operations. In addition, acquisitions or divestitures may cause our effective tax rate to change.

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

Risks Related to Technology and Data Privacy

CTS CORPORATION 13

We are exposed to, and may be adversely affected by, cybersecurity threats, incidents or other disruptions to our information technology systems and data.

We rely on our information technology systems and networks, including cloud-based systems, in connection with many of our business activities, some of which are managed directly by us, while others are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting information pertaining to our business, customers, suppliers, employees, and other operations. We have both an increasing reliance on information technology systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as expanded remote work policies. If these technologies, systems, products or services are threatened, disputed, damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity incidents, such as those involving denial of service attacks, ransomware, unauthorized access, malicious software, or other intrusions or disruptions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts of any such circumstances could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage; and legal claims or legal proceedings, including regulatory investigations, actions and fines; and damage to our reputation and, as a result, have a material adverse effect on our business operations and financial performance.

Cybersecurity incidents could have a disruptive effect on our business.

From time to time, we and the service providers that we depend on to host our data and support our systems and business operations, are the target of, and periodically respond to, cybersecurity threats, including phishing and denial-of-service attacks, which, if successful, could result in a loss of business or customer information, systems interruption or the disruption of our operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems and data change frequently, have continued to increase in recent years and such efforts may be difficult to detect for long periods of time. As a result, we monitor our systems to protect our technology infrastructure and data. In addition, we further attempt to mitigate these risks by employing a number of other measures, including employee training, a breach response plan, and maintenance of backup and protective systems. Further, while we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. Notwithstanding these measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity threats, any of which could have a material adverse effect on our business operations and financial performance. We have in the past been subject to cybersecurity incidents which have not had a material impact on our business or financial condition and expect that we will be subject to additional cybersecurity incidents in the future.

We are exposed to risks and costs associated with complying with privacy laws and protecting personal data and other sensitive information.

We are subject to various risks and costs associated with the collection, handling, storage and transmission of information, including costs related to compliance with U.S. and foreign data protection and privacy laws and other contractual obligations, as well as risks associated with the compromise of our systems collecting such information. Many jurisdictions, including the E.U., the U.K., China and certain states within the U.S., have passed laws that require companies to meet specific requirements regarding the processing, use, and disclosure of personal data. We collect internal and customer data and other information, including personally identifiable information for a variety of business purposes, including managing our workforce and providing requested products and services. We could be exposed to investigations, fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect personal data or other sensitive information or failure to maintain compliance with the various U.S. and foreign data collection and privacy laws or applicable data security standards.

Failure to keep pace with developments in technology could adversely affect our operations or competitive position.

The technologies and systems we use to operate our business may require refinements and upgrades, and third parties may cease support of systems that are currently in use. The development and maintenance of these technologies may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost-effective and timely manner. As a result, our business operations could be disrupted and we could be exposed to cybersecurity threats, adversely affecting our business operations and financial performance.

Because third parties provide us with a number of operational and technical services, third-party cybersecurity incidents could expose us to liability, harm our reputation, damage our competitiveness and adversely affect our financial performance.

CTS CORPORATION 14

Third parties provide us with certain operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about or on behalf of us, our employees or partners. Any third-party cybersecurity incident could compromise the security, integrity or availability of or result in the theft, unauthorized access or processing, or disruption of access to data, which could negatively impact our operations. We rely on the internal processes and controls of third-party software and application vendors to maintain the security of all software code, systems, and data provided to or used by or on behalf of the Company. Any cybersecurity incidents involving third parties on which we rely could negatively affect our reputation, our competitive position and our financial performance, and we could face regulatory scrutiny, investigations, lawsuits and further potential liability.

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

Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, development and launch of innovative new products, market share projections, product pricing, sales, volume and product mix, foreign exchange rates and volatility, tax rates, interest rates, commodity prices, cost savings, accruals for estimated liabilities, including litigation reserves, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, pay dividends and meet debt obligations. There is no assurance that we will fully realize the anticipated cost savings and other benefits of our restructuring activities in the time frames we desire or at all. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.

Risks Related to Other External Factors

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

CTS CORPORATION 15

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

CTS CORPORATION 16

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

CTS CORPORATION 17

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

We depend on our senior executive officers and other key personnel to run our business. We do not have long-term employment contracts with our key personnel. The loss of any of these officers or other key personnel could adversely affect our operations. Our future success depends on our ability to identify, attract, and retain qualified personnel on a timely basis. If we were to experience turnover of senior management or if a member of our senior management were to become ill or incapacitated, our stock price, our results of operations, our commercial and supply chain operations and our vendor or customer relationships could each be adversely impacted, and such events may make recruiting for future management positions more difficult. The labor market for many of our employees is very competitive, and wages and compensation costs continue to increase. Our ability to attract and retain key talent has been, and may continue to be, impacted by challenges in the labor market, particularly in the U.S., which has recently been experiencing wage inflation, labor shortages, and the impacts of remote work. If we face labor shortages and/or increased labor costs as a result of increased competition for employees, higher employee turnover rates, or increases in employee benefits costs, our operating expenses could increase, which could negatively impact our growth and results of operations. Labor shortages, and higher employee turnover rates could also lead to disruptions in our business. In addition, we must successfully integrate any new management personnel that we hire within our organization, or who join our organization as a result of an acquisition, in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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

Companies across all industries are facing increasing scrutiny relating to their ESG practices and policies. Increased focus and activism related to ESG may hinder our access to capital or negatively impact our stock price, as investors may reconsider their capital investment based on their assessment of our ESG practices and policies. In particular, investor advocacy groups, institutional investors, stockholders, employees, consumers, customers, regulators, proxy advisory services and other market participants have increasingly focused on ESG practices and policies of companies, including sustainability performance and risk mitigation efforts, and their effect on companies from an investor, consumer, customer or employee perspective. If our ESG practices do not meet investor or other stakeholder expectations and standards or evolving regulatory requirements, our stock price, sales, ability to access capital markets, reputation and employee retention, among other things, may be negatively affected.

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

CTS CORPORATION 18

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

We may not continue to repurchase our common stock or make repurchases our common stock at favorable prices.

In February 2024, our Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock. Any purchases will depend on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program may be extended, modified, suspended or discontinued at any time. A reduction in, or the completion of, our repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

On August 16, 2022, the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) was enacted. The Inflation Reduction Act imposes on publicly-traded companies a new, nondeductible excise tax equal to 1% of the fair market value of any stock of a company that is repurchased after December 31, 2022, during its taxable year. Because this excise tax would be payable by us, and not by a redeeming holder, the imposition of this excise tax could cause a reduction in the cash available on hand to implement the repurchase program.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company’s cybersecurity risk management strategy is comprised of several key elements. We assess our information technology and data management/storage systems and related policies and practices and to help guide and prioritize our cybersecurity and information technology-related investments, activities and risk management strategy. We leverage a variety of technologies to attempt to mitigate the risk of cybersecurity threats and incidents. The Company has a multi-layer approach to its technology solutions, including employing applications used for perimeter, network, end point and application security as well as for data recovery, in each case tailored to the Company’s systems, data, risk profile and mitigation strategy. From time to time we use third-party service providers and software to augment and test our technology solutions and further support our risk mitigation strategy.

We have a cybersecurity training program that covers a variety of topics designed to educate our employees about the importance of cybersecurity awareness, highlight typical cybersecurity-related risks and issues (such as phishing attacks and other methods used to attempt to infiltrate our systems) and test that awareness using knowledge assessments and simulations. The training is administered to employees on a rolling basis, and we use a third-party provider for the content periodically update the training to incorporate new cybersecurity-related developments.

The oversight of our cybersecurity risk is integrated into our enterprise-wide risk management process. We annually review cybersecurity risk as part of our enterprise risk management process and evaluate whether to integrate those findings into our overall cybersecurity strategy. We have a Cybersecurity Strategy Committee, which is a cross-functional team of business representatives led by our Vice President of IT & Digitization, which is responsible for spearheading the ongoing development and execution of our cybersecurity strategy. The Cybersecurity Strategy Committee meets regularly and at other times as needed, and periodically updates the Company’s management on its progress and activities.

Like many other companies, from time to time, we detect attempts by third parties to gain access to our systems and networks, and the frequency of such attempts could increase in the future. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, there can be no assurance that our efforts to prevent or mitigate

CTS CORPORATION 19

cybersecurity incidents will be successful. Please see “Risks Related to Technology and Data Privacy” in “Risk Factors” in Section 1A of this Annual Report on Form 10-K.

Governance

Our cybersecurity program is overseen by a Vice President of IT & Digitization and information technology team (collectively, the “IT Team”) responsible for identifying, assessing, monitoring, managing and communicating the Company’s cybersecurity risks. The IT team includes members with experience developing and implementing enterprise-wide cybersecurity strategies and initiatives, managing risks relating thereto, and evaluating industry standards and regulations.

While our Board has the ultimate oversight responsibility for the risk management process, the Audit Committee is responsible for oversight of our cybersecurity strategy and risks. The Audit Committee is provided with quarterly and as needed updates on the Company’s cybersecurity strategy and risks. In addition, the Board is provided with an annual cybersecurity update that addresses similar topics to those discussed with the Audit Committee on a quarterly basis.

In the event of a reported potential cybersecurity incident, our IT Team decides whether such incident triggers our Cybersecurity Threat Evaluation and Response Plan (the “Response Plan”). If triggered, the Company’s cybersecurity response team, as needed under the circumstances (the “Cyber Response Team”), is convened. Members of the Cyber Response Team, as appropriate and as set forth in the Response Plan, are responsible for developing, recommending and implementing measures to address the cybersecurity incident, including when appropriate, assessing, containing and mitigating its impact, notifying members of the Company’s management, the Audit Committee and the full Board of the cybersecurity incident, and coordinating external communications, in each case as appropriate under the circumstances. The IT Team is responsible for implementing and monitoring the effectiveness of any remediation plan adopted as a result of the cybersecurity incident.

Item 2. Properties

As of December 31, 2023, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Owned/Leased
Albuquerque, New Mexico	Leased
Boise, Idaho	Leased
Calamba, Philippines	Leased
Kaohsiung, Taiwan	Leased(1)
Kvistgaard, Denmark	Leased
Leczna, Poland	Leased
Lisle, Illinois	Leased
Lublin, Poland	Leased
Matamoros, Mexico	Owned
Matamoros, Mexico	Leased
Tecate, Mexico	Leased
Nogales, Mexico	Leased
Nupaky, Czech Republic	Leased
Ostrava, Czech Republic	Leased
Tianjin, China	Owned(2)
Zhongshan, China	Leased

(1)
Ground lease through 2026; restrictions on use and transfer apply.
(2)
Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

CTS CORPORATION 20

A small portion of the China, Czech Republic, and Denmark locations above also maintain sales offices.

Non-Manufacturing Facilities	Owned/Leased	Description
Boise, Idaho	Leased	Warehouse
Brownsville, Texas	Owned	Land
Brownsville, Texas	Leased	Warehouse
El Paso, Texas	Leased(1)	Office and Warehouse
Elkhart, Indiana	Owned	Idle facility
Elkhart, Indiana	Owned	Administrative and research offices
Farmington Hills, Michigan	Leased	Sales office
Hopkinton, Massachusetts	Owned	Idle facility
Juarez, Mexico	Leased(1)	Idle facility
Kaohsiung, Taiwan	Leased	Administrative and research offices
Lisle, Illinois	Leased	Administrative and research offices
Matamoros, Mexico	Leased	Warehouse and administrative offices
Nagoya, Japan	Leased	Sales office
Nogales, Mexico	Leased	Warehouse and administrative offices
Singapore	Leased	Sales office
Tecate, Mexico	Leased	Warehouse and administrative offices
Tecate, Mexico	Owned	Idle facility
Yokohama, Japan	Leased	Sales office
Zug, Switzerland	Leased	Administrative, sales and research offices

(1)
These facilities relate to the ongoing restructuring activities involving the Juarez and Matamoros site consolidation..

We regularly assess our facilities for manufacturing capacity, available labor, and proximity to our markets and major customers. Management believes our manufacturing facilities are suitable and adequate and have sufficient capacity to meet our current needs including approximately 1 million square feet of manufacturing and 750 thousand square feet of non-manufacturing spaces. The extent of utilization varies from plant to plant and with economic conditions. We also review the operating costs of our facilities and may from time-to-time relocate a portion of our manufacturing activities in order to reduce operating costs and improve asset utilization and cash flow.

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

See Note 11, "Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 16, 2024, there were approximately 771 shareholders of record.

On February 9, 2023, the Board approved a share repurchase program that authorized the Company to repurchase up to $50 million of its common stock. The repurchase program had no set expiration date and superseded and replaced the repurchase program approved by the Board in May 2021.

CTS CORPORATION 21

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2023 – October 31, 2023	97,982	$40.38	97,982	$24,445,949
November 1, 2023 – November 30, 2023	171,665	$39.53	171,665	$17,660,741
December 1, 2023 – December 31, 2023	115,817	$41.03	115,817	$12,908,355
Total	385,464		385,464

On February 2, 2024, the Board approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock. The new share repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board in February 2023.

Shareholder Performance Graph

The following graph shows a five-year comparison of the cumulative total shareholder return on CTS common stock with the cumulative total returns of a general market index and a peer group index (Russell 2000 Index and Dow Jones Electrical Components & Equipment Industry Group). The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2018. Historical stock price performance should not be relied upon as an indication of future stock price performance. The performance graph in this Annual Form 10-K shall be deemed furnished, and not filed, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 6. Reserved

CTS CORPORATION 22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

We manufacture sensors, actuators and connectivity components in North America, Europe, and Asia. CTS provides engineered products to OEMs and tier one suppliers in the aerospace and defense, industrial, medical, and transportation markets.

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

Results of Operations: Year Ended December 31, 2023 versus Year Ended December 31, 2022

(Amounts in thousands, except percentages and per share amounts):

The following table highlights changes in significant components of the Consolidated Statements of Earnings for the years ended December 31, 2023, and December 31, 2022:

	Years Ended December 31,			Percent of Net Sales
	2023	2022	Percent Change	2023	2022
Net sales	$550,422	$586,869	(6.2)%	100%	100%
Cost of goods sold	359,563	376,331	(4.5)	65.3	64.1
Gross margin	190,859	210,538	(9.3)	34.7	35.9
Selling, general and administrative expenses	83,816	91,520	(8.4)	15.2	15.6
Research and development expenses	24,918	24,100	3.4	4.5	4.1
Restructuring charges	7,074	1,912	270.0	1.3	0.3
Total operating expenses	115,808	117,532	(1.5)	21.0	20.0
Operating earnings	75,051	93,006	(19.3)	13.6	15.8
Total other income (expense), net	102	(12,269)	(100.8)	0.0	(2.1)
Earnings before taxes	75,153	80,737	(6.9)	13.7	13.8
Income tax expense	14,621	21,162	(30.9)	2.7	3.6
Net earnings	$60,532	$59,575	1.6%	11.0%	10.2%
Diluted earnings per share:
Diluted net earnings per share	$1.92	$1.85

Net sales were $550,422 for the year ended December 31, 2023, a decrease of $36,447, or 6.2% from 2022. The decline in net sales was primarily driven by decreased volume of industrial and commercial vehicle products. Net sales to the non-transportation markets decreased $34,203 or 12.1%, while net sales to the transportation markets decreased $2,245 or 0.8%.

CTS CORPORATION 23

The TEWA Temperature Sensors SP. Zo.o. (“TEWA”) and Meggitt A/S (a/k/a Ferroperm Piezoceramics A/S, “Ferroperm”) acquisitions, both completed in 2022, added net sales of $37,460 and $23,477 in 2023 and 2022, respectively, while the Maglab acquisition added net sales of $1,755 in 2023. Changes in foreign exchange rates decreased net sales by $2,459 year-over-year primarily due to the U.S. Dollar appreciating compared to the Chinese Renminbi.

Gross margin was $190,859 for the year ended December 31, 2023, a decrease of $19,679 or 9.3% from the year ended December 31, 2022. The decrease in gross margin was driven by lower sales volumes as well as changes in foreign exchange rates of $6,247 primarily due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Peso.

Selling, general and administrative ("SG&A") expenses were $83,816, or 15.2% of sales for the year ended December 31, 2023, versus $91,520 or 15.6% of sales in 2022. The decrease in SG&A expenses was primarily driven by lower incentive compensation associated with lower financial performance as well as cost reduction measures implemented due to challenging market conditions.

Research and development (“R&D”) expenses were $24,918, or 4.5% of sales in 2023 compared to $24,100, or 4.1% of sales in 2022, in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $7,074, or 1.3% of net sales in 2023, compared to $1,912, or 0.3% of net sales in 2022. The restructuring charges in the year ended December 31, 2023 were primarily related to costs associated with our plant closure and consolidation activities. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Other income and expense items are summarized in the following table:

	Years Ended December 31,
	2023	2022
Interest expense	$(3,331)	$(2,192)
Interest income	4,625	1,326
Other expense	(1,192)	(11,403)
Total other (expense), net	$102	$(12,269)

Interest income increased due to investments of available cash into short-term, cash equivalent, high yield deposit accounts.

Other expense, net for 2023 is primarily driven by foreign currency losses primarily related to the Chinese Renminbi offset partially by income from the qualified replacement plan assets.

Other expense, net for 2022 was primarily driven by $6,803 in excise taxes incurred as part of the U.S. pension plan termination and $1,776 in derivative losses associated with the acquisition of Ferroperm, as well as foreign currency losses primarily related to the Chinese Renminbi offset partially by income from the U.S. pension plan investments realized prior to its final termination.

	Years Ended December 31,
	2023	2022
Effective tax rate	19.5%	26.2%

The effective income tax rate in 2023 was 19.5% compared to 26.2% in the prior year. The decrease is primarily attributed to 2023 tax benefits associated with foreign tax credits related to a 2023 tax law change, research and development credits, and lower discrete tax impacts associated with executive incentive compensation and pension termination costs.

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

CTS CORPORATION 24

Cash and cash equivalents were $163,876 at December 31, 2023 and $156,910 at December 31, 2022, of which $99,940 and $90,244, respectively, were held outside the United States. Total debt as of December 31, 2023 and December 31, 2022 was $67,500 and $83,670, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities was $88,811 during the year ended December 31, 2023. Components of net cash provided by operating activities included net earnings of $60,532, depreciation and amortization expense of $28,710, other net non-cash items totaling $3,108, offset by a net cash outflow from changes in assets and liabilities of $(3,539) primarily driven by reductions in accounts payable and accrued payroll and benefits as a result of lower sales and incentive compensation accruals.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $18,097, driven by capital expenditures of $14,738 and $3,359 of acquisition payments, primarily from the Maglab acquisition as well as final working capital adjustments from the TEWA and Ferroperm acquisitions. See Note 3, "Business Acquisitions," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Net cash used in investing activities for the year ended December 31, 2022 was $111,188, driven by the acquisition payments for the TEWA and Ferroperm acquisitions of $96,855 and capital expenditures of $14,333. See Note 3, "Business Acquisitions," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Cash Flows from Financing Activities

Net cash used by financing activities for the year ended December 31, 2023, was $65,399. The net cash outflow was the result of treasury stock purchases of $40,926, net cash for debt paydowns of $16,170, dividend payments of $5,040, and taxes paid on behalf of equity award participants of $3,263.

Net cash provided by financing activities for the year ended December 31, 2022, was $4,336. The net cash inflow was the result of net cash from debt of $33,638 associated with completed acquisitions, partially offset by treasury stock purchases of $21,447, dividend payments of $5,131, taxes paid on behalf of equity award participants of $1,524, and contingent consideration payments of $1,200.

Capital Resources

Long-term debt was comprised of the following:

	As of December 31,
	2023	2022
Total credit facility availability	$400,000	$400,000
Balance outstanding	67,500	83,670
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$330,860	$314,690
Weighted-average interest rate	6.07%	2.96%

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

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based

CTS CORPORATION 25

on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 1.49% to 2.49%.

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at December 31, 2023.

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, we have $99,940 of foreign cash balances and our ability to repatriate these funds timely and in a tax efficient manner may be restricted. See “Item 1A. Risk Factors” for additional discussion of risks that our business faces.

As of December 31, 2023, our material cash requirements for our known contractual and other obligations were as follows:

•
Long-term debt, including interest – Outstanding principal on our Revolving Credit Facility was $67,500 at December 31, 2023, with no amounts payable within 12 months. Additionally, we have minimum contractual future interest payments on our hedged borrowings under our Revolving Credit Facility estimated to be $4,655 through maturity, with approximately $1,955 payable within 12 months based on the December 31, 2023 exchange rate. We may paydown certain portions of these obligations early. As of December 31, 2023, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through December 2026 and a cross-currency swap on $17,500 of our long-term debt through June 2027. See Note 13, “Debt” and Note 14, “Derivatives,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further details of our debt and hedging activities.
•
Operating lease payments – We enter into various noncancelable lease agreements for land, buildings and equipment used in our operations. Operating lease obligations were $37,856, with $6,215 payable within 12 months. See Note 12, “Leases,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.
•
Retirement obligations – Expected future contributions relating to our defined benefit postretirement plans were $5,781, with $750 payable in 12 months. See Note 7, “Retirement Plans,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

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

CTS CORPORATION 26

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

Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.

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

For 2023, we elected to perform the qualitative assessment. Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2023. We will monitor future results and will perform a test if indicators trigger an impairment review.

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

CTS CORPORATION 27

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of our consolidated income tax provision.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers, net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for price adjustments. We base these estimates on the most likely value method considering all reasonably available information, including our historical experience and current expectations, and are reflected in the transaction price when sales are recorded.

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

CTS CORPORATION 28

Over the last three years, our reserves for excess and obsolete inventories have ranged from 13.7% to 17.4% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

Recent Accounting Pronouncements

The information set forth under Note 1 - "Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

(in thousands, except percentages)

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

Interest Rate Risk

We are exposed to risk of changes in interest rates on our Revolving Credit Facility. There was $67,500 and $83,670 outstanding under our Revolving Credit Facility at December 31, 2023 and 2022, respectively. As of December 31, 2023, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through December 2026 and a cross-currency swap on $17,500 of our long-term debt through June 2027. A 100-basis point change in interest rates would not materially impact our total interest expense.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in China, Czech Republic, Denmark, Mexico, and Taiwan. During 2023, net sales from outside the U.S. were approximately 45% of total net sales. During 2022, net sales to customers from outside the U.S. were approximately 44% of total net sales.

The Company’s foreign exchange exposures result primarily from the sale of products in foreign currencies, foreign currency denominated purchases, and employee-related and other costs of running operations in foreign countries. Changes in foreign exchange rates could affect the Company’s sales, costs, balance sheet values and earnings; therefore, we have entered into foreign currency forward contracts with notional values of $13,548 and $31,787 as of December 31, 2023 to hedge our exposure against the Euro and Mexican Peso, respectively.

In addition, we entered into a cross currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027. Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency-swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market. At December 31, 2023, we had a net unrealized loss of $1,138 in accumulated other comprehensive income (loss).

Commodity Price Risk

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our most significant raw materials and purchased components include conductive

CTS CORPORATION 29

inks and contactors, passive connectivity components, integrated circuits and semiconductors, certain rare earth elements ("REEs"), ceramic powders, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, silver, gold, platinum, lead, aluminum, and steel-based raw materials and components.

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

As the Company is exposed to significant changes in certain commodity prices, we actively monitor these exposures and may take various actions from time to time to mitigate any negative impacts relating thereto.

CTS CORPORATION 30

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings (loss), comprehensive earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2024, expressed an unqualified opinion.

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

Ferroperm Piezoceramics A/S acquisition – valuation of acquired customer relationships

As described further in Note 3 to the financial statements, the Company acquired Ferroperm Piezoceramics A/S (“Ferroperm”) on June 30, 2022 for a total purchase price of $72.4 million. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of approximately $38.1 million, which is primarily comprised of customer relationships of $31.8 million. The Company estimated the fair value of the customer relationships using the multi-period excess earnings method, which is an income approach that required management to make significant estimates and assumptions related to future revenues and cash flows and the selection of the discount rate. We identified the measurement of the acquisition-date fair value of the acquired customer relationships as a critical audit matter.

The principal considerations for our determination that the acquisition-date fair value of the acquired customer relationships is a critical audit matter were the high degree of auditor judgment and an increased extent of effort, which included utilizing specialists, to test management’s internally developed assumptions for which there was limited observable market information. These assumptions were: 1) the forecasted revenue growth rates for existing customers, 2) the estimated customer attrition rate and 3) the discount rate.

Our audit procedures related to the critical audit matter included the following, among others.

•
We tested certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the key assumptions such as the forecasted revenues, customer attrition rate, and discount rate.

CTS CORPORATION 31

•
We evaluated the Company’s forecasted revenue growth rates for existing customers by comparing the forecasted growth assumptions to peer and historical results.
•
We compared, with the assistance of specialists, the Company’s selected customer attrition rate to Ferroperm’s historical customer attrition data.
•
We assessed, with the assistance of specialists, the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable peers and performing a sensitivity analysis based on that data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Chicago, Illinois

February 23, 2024

CTS CORPORATION 32

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss)

(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net sales	$550,422	$586,869	$512,925
Cost of goods sold	359,563	376,331	328,306
Gross margin	190,859	210,538	184,619
Selling, general and administrative expenses	83,816	91,520	82,597
Research and development expenses	24,918	24,100	23,856
Restructuring charges	7,074	1,912	1,687
Operating earnings	75,051	93,006	76,479
Other (expense) income:
Interest expense	(3,331)	(2,192)	(2,111)
Interest income	4,625	1,326	840
Other (expense) income	(1,192)	(11,403)	(136,088)
Total other income (expense), net	102	(12,269)	(137,359)
Earnings (loss) before taxes	75,153	80,737	(60,880)
Income tax expense (benefit)	14,621	21,162	(19,014)
Net earnings (loss)	$60,532	$59,575	$(41,866)
Net earnings (loss) per share:
Basic	$1.93	$1.86	$(1.30)
Diluted	$1.92	$1.85	$(1.30)
Basic weighted-average common shares outstanding	31,359	31,968	32,327
Effect of dilutive securities	220	270	—
Diluted weighted-average common shares outstanding	31,579	32,238	32,327
Cash dividends declared per share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 33

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net earnings (loss)	$60,532	$59,575	$(41,866)
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	(505)	3,499	311
Changes in unrealized pension cost, net of tax	120	1,203	91,081
Cumulative translation adjustment, net of tax	5,320	(848)	4
Other comprehensive earnings	$4,935	$3,854	$91,396
Comprehensive earnings	$65,467	$63,429	$49,530

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 34

CTS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$163,876	$156,910
Accounts receivable, net	78,569	90,935
Inventories, net	60,031	62,260
Other current assets	16,873	15,655
Total current assets	319,349	325,760
Property, plant and equipment, net	92,592	97,300
Operating lease assets, net	26,425	22,702
Other assets
Goodwill	157,638	152,361
Other intangible assets, net	103,957	108,053
Deferred income taxes	25,183	23,461
Other assets	16,023	18,850
Total other assets	302,801	302,725
Total Assets	$741,167	$748,487
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$43,499	$53,211
Operating lease obligations	4,394	3,936
Accrued payroll and benefits	14,585	20,063
Accrued expenses and other liabilities	34,561	35,322
Total current liabilities	97,039	112,532
Long-term debt	67,500	83,670
Long-term operating lease obligations	24,965	21,754
Long-term pension obligations	4,655	5,048
Deferred income taxes	14,729	16,010
Other long-term obligations	5,457	3,249
Total Liabilities	214,345	242,263
Commitments and Contingencies (Note 11)
Shareholders' Equity
Common stock	319,269	316,803
Additional contributed capital	45,097	46,144
Retained earnings	602,232	546,703
Accumulated other comprehensive income (loss)	4,264	(671)
Total shareholders' equity before treasury stock	970,862	908,979
Treasury stock	(444,040)	(402,755)
Total shareholders' equity	526,822	506,224
Total Liabilities and Shareholders' Equity	$741,167	$748,487

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 35

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$60,532	$59,575	$(41,866)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	28,710	29,753	26,930
Non-cash inventory charges	—	4,048	—
Pensions and other post-retirement plan expense (income)	135	(1,792)	132,650
Stock-based compensation	5,181	7,726	6,105
Restructuring non-cash charges	1,484	—	—
Deferred income taxes	(4,046)	492	(30,982)
Change in fair value of contingent consideration liability	200	—	—
Loss (gain) on foreign currency hedges, net of cash	154	(214)	(35)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	12,590	(5,913)	(928)
Inventories	2,353	(8,211)	(3,570)
Operating lease assets	(3,723)	1,266	1,687
Other assets	767	5,625	(2,076)
Accounts payable	(9,751)	(2,293)	3,136
Accrued payroll and benefits	(6,518)	450	5,023
Operating lease liabilities	3,668	(1,431)	(1,709)
Accrued expenses and other liabilities	(2,815)	(1,381)	(7,937)
Pension and other post-retirement plans	(110)	33,497	(287)
Net cash provided by operating activities	88,811	121,197	86,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,738)	(14,333)	(15,641)
Payments for acquisitions, net of cash acquired	(3,359)	(96,855)	(255)
Net cash used in investing activities	(18,097)	(111,188)	(15,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(774,529)	(722,942)	(808,800)
Proceeds from borrowings of long-term debt	758,359	756,580	804,200
Purchase of treasury stock	(40,926)	(21,447)	(8,786)
Dividends paid	(5,040)	(5,131)	(5,173)
Taxes paid on behalf of equity award participants	(3,263)	(1,524)	(1,503)
Contingent consideration payments	—	(1,200)	(650)
Net cash (used in) provided by financing activities	(65,399)	4,336	(20,712)
Effect of exchange rate on cash and cash equivalents	1,651	1,100	159
Net increase in cash and cash equivalents	6,966	15,445	49,692
Cash and cash equivalents at beginning of year	156,910	141,465	91,773
Cash and cash equivalents at end of year	$163,876	$156,910	$141,465
Supplemental cash flow information:
Cash paid for interest	$3,126	$2,016	$1,950
Cash paid for income taxes, net	$20,235	$20,080	$16,887
Non-cash financing and investing activities:
Capital expenditures incurred not paid	$2,083	$2,480	$2,348
Excise taxes on purchase of treasury stock incurred not paid	$359	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 36

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in thousands, except share and per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at January 1, 2021	$311,190	$41,654	$539,281	$(95,921)	$(372,522)	$423,682
Net earnings	—	—	(41,866)	—	—	(41,866)
Changes in fair market value of derivatives, net of tax	—	—	—	311	—	311
Changes in unrealized pension cost, net of tax	—	—	—	91,081	—	91,081
Cumulative translation adjustment, net of tax	—	—	—	4	—	4
Cash dividends of $0.16 per share	—	—	(5,173)	—	—	(5,173)
Acquired 266,722 shares of treasury stock	—	—	—	—	(8,786)	(8,786)
Issued shares on vesting of restricted stock units	3,430	(4,932)	—	—	—	(1,502)
Stock compensation	—	5,827	—	—	—	5,827
Balances at December 31, 2021	$314,620	$42,549	$492,242	$(4,525)	$(381,308)	$463,578
Net earnings	—	—	59,575	—	—	59,575
Changes in fair market value of derivatives, net of tax	—	—	—	3,499	—	3,499
Changes in unrealized pension cost, net of tax	—	—	—	1,203	—	1,203
Cumulative translation adjustment, net of tax	—	—	—	(848)	—	(848)
Cash dividends of $0.16 per share	—	—	(5,114)	—	—	(5,114)
Acquired 583,526 shares for treasury stock	—	—	—	—	(21,447)	(21,447)
Issued shares on vesting of restricted stock units	2,183	(3,708)	—	—	—	(1,525)
Stock compensation	—	7,303	—	—	—	7,303
Balances at December 31, 2022	$316,803	$46,144	$546,703	$(671)	$(402,755)	$506,224
Net earnings	—	—	60,532	—	—	60,532
Changes in fair market value of derivatives, net of tax	—	—	—	(505)	—	(505)
Changes in unrealized pension cost, net of tax	—	—	—	120	—	120
Cumulative translation adjustment, net of tax	—	—	—	5,320	—	5,320
Cash dividends of $0.16 per share	—	—	(5,003)	—	—	(5,003)
Acquired 970,109 shares for treasury stock	—	—	—	—	(41,285)	(41,285)
Issued shares on vesting of restricted stock units	2,466	(5,729)	—	—	—	(3,263)
Stock compensation	—	4,682	—	—	—	4,682
Balances at December 31, 2023	$319,269	$45,097	$602,232	$4,264	$(444,040)	$526,822

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

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2023	2022	2021
Cummins Inc.	15.0%	15.3%	15.0%
Toyota Motor Corporation	12.5%	11.5%	12.4%

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

CTS CORPORATION 38

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed primarily over the estimated useful lives of the various classes of assets using the straight-line method. Useful lives for buildings and improvements range from 10 to 45 years, machinery and equipment from three to 15 years, and software from two to 15 years. Depreciation on leasehold improvements is computed over the lesser of the lease term or estimated useful lives of the assets. Amounts expended for maintenance and repairs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. Upon disposition, any related gains or losses are included in operating earnings.

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

Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2023.

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

CTS CORPORATION 39

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

We occasionally enter into agreements with our customers whereby we receive a contractual guarantee based on achieving milestones to be reimbursed the costs we incur in the product development process or to construct molds, dies, and other tools that are used to make many of the products we sell. The costs we incur are included in other current assets on the Consolidated Balance Sheets until reimbursement is received from the customer. Reimbursements received from customers are netted against such costs and included in our Consolidated Statements of Earnings (Loss) if the amount received is in excess of the costs that we incur. The following is a summary of amounts to be received from customers as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Cost of molds, dies and other tools included in other current assets	$3,505	$2,569

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

We estimate the fair value of our cash, cash equivalents, accounts receivable and accounts payable as cost due to the short-term nature of these instruments. Please refer to Note 13, - "Debt" and Note 14, - "Accumulated Other Comprehensive Income (Loss)," for information on the method of determining fair value for our debt and financial derivatives, respectively.

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

CTS CORPORATION 40

Earnings (Loss) Per Share: Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings per share is calculated by dividing net earnings by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised, and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to performance share units for which the performance conditions would have been met as of the end of the period and therefore would be considered contingently issuable. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share. There was no anti-dilutive impact for the year ended December 31, 2021 as a result of a net loss incurred in the period. If there is a net loss for the period, then basic earnings (loss) per share equals diluted earnings (loss) per share.

Our antidilutive securities consist of the following:

	Years Ended December 31,
(units)	2023	2022	2021
Antidilutive securities	18,486	21,687	—

Foreign Currencies: The financial statements of the majority of our non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings (loss).

Foreign currency (losses) gains recorded in the Consolidated Statements of Earnings (Loss) includes the following:

	Years Ended December 31,
	2023	2022	2021
Foreign currency losses	$(1,982)	$(4,875)	$(3,305)

The assets and liabilities of our non-U.S. dollar functional subsidiaries are translated into U.S. dollars at the current exchange rate at period end, with the resulting translation adjustments made directly to the "accumulated other comprehensive income (loss)" component of shareholders' equity. Our Consolidated Statements of Earnings (Loss) accounts are translated at the average rates during the period.

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

Recently issued accounting pronouncements not yet adopted

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure"

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures"

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

CTS CORPORATION 41

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
•
Allocate the transaction price
•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of December 31, 2023 or 2022 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Years Ended December 31,
	2023	2022	2021
Transportation	$301,451	$303,696	$284,080
Industrial	129,440	170,867	133,371
Medical	68,252	64,278	48,159
Aerospace & Defense	51,279	48,028	47,315
Total	$550,422	$586,869	$512,925

In the above table, Telecommunications and Information Technology net sales are included in the Industrial end-market for all periods presented. The end-market sales for 2022 were adjusted by immaterial amounts to align the classification of certain customers in connection with our recent acquisitions with our enterprise-level end market information.

NOTE 3 - Business Acquisitions

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

Supplemental pro forma disclosures are not included as the amounts are deemed to be immaterial.

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

CTS CORPORATION 43

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

Supplemental pro forma disclosures are not included as the amounts are deemed to be immaterial.

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

CTS CORPORATION 44

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$2,800	13.0
Technology and other intangibles	60	3.0
Total	$2,860

All contingent consideration is payable in cash and is based on success factors related to the integration process as well as upon the achievement of annual revenue and customer order targets through the fiscal year ending December 31, 2025. The Company recorded $3,564 as the acquisition date fair value of the contingent consideration based on the estimate of the probability of achieving the performance targets. This amount is also reflected as an addition to the purchase price. The contingent consideration has a maximum payout of $6,300.

Supplemental pro forma disclosures are not included as the amounts are deemed to be immaterial.

NOTE 4 — Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of December 31,
	2023	2022
Accounts receivable, gross	$79,500	$92,171
Less: Allowance for credit losses	(931)	(1,236)
Accounts receivable, net	$78,569	$90,935

NOTE 5 — Inventories, net

Inventories, net consist of the following:

	As of December 31,
	2023	2022
Finished goods	$20,279	$12,865
Work-in-process	19,213	22,819
Raw materials	33,187	37,362
Less: Inventory reserves	(12,648)	(10,786)
Inventories, net	$60,031	$62,260

NOTE 6 — Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2023	2022
Land and land improvements	$536	$1,100
Buildings and improvements	74,188	71,938
Machinery and equipment	261,435	258,159
Less: Accumulated depreciation	(243,567)	(233,897)
Property, plant and equipment, net	$92,592	$97,300

Depreciation expense recorded in the Consolidated Statements of Earnings (Loss) includes the following:

	For the Years Ended
	2023	2022	2021
Depreciation expense	$17,686	$18,126	$17,517

CTS CORPORATION 45

NOTE 7 — Retirement Plans

As of December 31, 2023, we have two active noncontributory defined benefit pension plans ("Pension Plans") covering less than 1% of our active employees. These Pension Plans consist of a U.S. supplemental retirement plan ("SERP") and a Taiwan pension plan. The SERP is comprised entirely of participants who are former employees of the Company.

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

The measurement dates for the Pension Plans for our U.S. and non-U.S. locations and the post-retirement life insurance plan was December 31, 2023 and 2022.

In February 2020, our Board of Directors authorized management to explore termination of the U.S.-based pension plan ("Plan"), subject to certain conditions. On June 1, 2020, we entered into the fifth amendment to the Plan whereby we set an effective termination date for the Plan of July 31, 2020. In February 2021, we received a determination letter from the Internal Revenue Service that allowed us to proceed with the termination process for the Plan. During the second quarter of 2021, the Company offered the option of receiving a lump sum payment to eligible participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 365 participants elected to receive the settlement, and lump sum payments of approximately $35,594 were made from Plan assets to these participants in June 2021.

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

As a result of the final settlement of the pension liability with the purchase of annuities, we reclassified the remaining related unrecognized pension losses of $106,206 that were previously recorded in accumulated other comprehensive income (loss) to the Consolidated Statements of Earnings (Loss) in the third quarter of 2021.

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

The following table provides a reconciliation of the benefit obligation, plan assets, and the funded status of the pension plans for U.S. and non-U.S. locations at the measurement dates.

CTS CORPORATION 46

	U.S. Pension Plans		Non-U.S. Pension Plan
	2023	2022	2023	2022
Accumulated benefit obligation	$788	$814	$1,083	$1,771
Change in projected benefit obligation:
Projected benefit obligation at January 1	$814	$1,008	$2,146	$2,335
Service cost	—	—	22	20
Interest cost	38	18	37	13
Benefits paid	(103)	(103)	(387)	(238)
Actuarial (gain) loss	39	(109)	(394)	239
Foreign exchange impact	—	—	(2)	(223)
Projected benefit obligation at December 31	$788	$814	$1,422	$2,146
Change in plan assets:
Assets at fair value at January 1	$—	$49,382	$1,376	$1,421
Actual return on assets	—	2,134	28	116
Company contributions	103	103	184	213
Benefits paid	(103)	(103)	(387)	(238)
Qualified replacement plan transfer	—	(17,500)	—	—
Asset reversion	—	(34,016)	—	—
Foreign exchange impact	—	—	(2)	(136)
Assets at fair value at December 31	$—	$—	$1,199	$1,376
Funded status (plan assets less projected benefit obligations)	$(788)	$(814)	$(223)	$(770)

The following table provides a reconciliation of the benefit obligation, plan assets, and the funded status of the post-retirement life insurance plan at those measurement dates.

	Post-Retirement Life Insurance Plan
	2023	2022
Accumulated benefit obligation	$4,145	$4,018
Change in projected benefit obligation:
Projected benefit obligation at January 1	$4,018	$5,231
Service cost	1	1
Interest cost	192	102
Benefits paid	(146)	(147)
Actuarial (gain) loss	80	(1,169)
Projected benefit obligation at December 31	$4,145	$4,018
Change in plan assets:
Assets at fair value at January 1	$—	$—
Company contributions	146	147
Benefits paid	(146)	(147)
Other	—	—
Assets at fair value at December 31	$—	$—
Funded status (plan assets less projected benefit obligations)	$(4,145)	$(4,018)

The components of the accrued cost of the domestic and foreign pension plans are classified in the following lines in the Consolidated Balance Sheets at December 31:

	U.S. Pension Plans		Non-U.S. Pension Plan
	2023	2022	2023	2022
Accrued expenses and other liabilities	(99)	(99)	—	—
Long-term pension obligations	(689)	(715)	(222)	(770)
Net accrued cost	$(788)	$(814)	$(222)	$(770)

The components of the accrued cost of the post-retirement life insurance plan are classified in the following lines in the Consolidated Balance Sheets at December 31:

CTS CORPORATION 47

	Post-Retirement Life Insurance Plan
	2023	2022
Accrued expenses and other liabilities	$(478)	$(455)
Long-term pension obligations	(3,667)	(3,563)
Total accrued cost	$(4,145)	$(4,018)

We have also recorded the following amounts to accumulated other comprehensive income (loss) for the U.S. and non-U.S. pension plans, net of tax:

	U.S. Pension Plans	Non-U.S. Pension Plan
	Unrecognized Loss	Unrecognized Loss
Balance at January 1, 2022	$312	$1,803
Amortization of retirement benefits, net of tax	—	(155)
Net actuarial (loss) gain	(108)	132
Foreign exchange impact	—	(172)
Balance at January 1, 2023	$204	$1,608
Amortization of retirement benefits, net of tax	—	(134)
Net actuarial gain (loss)	13	(396)
Foreign exchange impact	—	77
Balance at December 31, 2023	$217	$1,155

We have recorded the following amounts to accumulated other comprehensive income (loss) for the post-retirement life insurance plan, net of tax:

Unrecognized Gain
Balance at January 1, 2022	$(109)
Amortization of retirement benefits, net of tax	—
Net actuarial loss	(900)
Balance at January 1, 2023	$(1,009)
Amortization of retirement benefits, net of tax	259
Net actuarial gain	61
Balance at December 31, 2023	$(689)

The accumulated actuarial gains and losses included in other comprehensive earnings are amortized in the following manner:

The component of unamortized net gains or losses related to our qualified pension plan is amortized based on the future life expectancy of the plan participants (estimated to be approximately 11 years at December 31, 2023), because substantially all of the participants in those plans are former employees who are now retired. The component of unamortized net gains or losses related to our post-retirement life insurance plan is amortized based on the estimated remaining future service period of the plan participants (estimated to be approximately three years at December 31, 2023). The Company uses a market-related approach to value plan assets, reflecting changes in the fair value of plan assets over a five-year period. The variance resulting from the difference between the expected and actual return on plan assets is included in the amortization calculation upon reflection in the market-related value of plan assets.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with accumulated benefit obligation in excess of the fair value of plan assets is shown below:

	As of December 31,
	2023	2022
Projected benefit obligation	$2,210	$2,961
Accumulated benefit obligation	$1,871	$2,585
Fair value of plan assets	$1,199	$1,377

CTS CORPORATION 48

Net pension expense includes the following components:

	Years Ended December 31,			Years Ended December 31,
	U.S. Pension Plans			Non-U.S. Pension Plan
	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$22	$20	$26
Interest cost	38	18	2,861	37	13	17
Expected return on plan assets(1)	—	(2,134)	(474)	(13)	(9)	(17)
Amortization of unrecognized loss	22	30	3,703	172	167	184
Settlement charges	—	—	126,269	—	—	—
Net expense	$60	$(2,086)	$132,359	$218	$191	$210
Weighted-average actuarial assumptions(2)
Benefit obligation assumptions:
Discount rate	4.83%	5.04%	2.46%	1.63%	1.75%	0.63%
Rate of compensation increase	N/A	N/A	N/A	3.00%	5.00%	3.00%
Pension income/expense assumptions:
Discount rate	5.04%	2.46%	2.10%	1.75%	0.63%	0.63%
Expected return on plan assets(1)	N/A	N/A	1.44%	1.75%	0.63%	0.63%
Rate of compensation increase	N/A	N/A	N/A	5.00%	5.00%	3.00%

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
(2)
During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

Net post-retirement expense includes the following components:

	Post-Retirement Life Insurance Plan
	Years Ended December 31,
	2023	2022	2021
Service cost	$1	$1	$1
Interest cost	192	102	80
Amortization of unrecognized gain	(336)	—	—
Net expense	$(143)	$103	$81
Weighted-average actuarial assumptions(1)
Benefit obligation assumptions:
Discount rate	4.90%	5.11%	2.66%
Rate of compensation increase	N/A	N/A	N/A
Pension income/post-retirement expense assumptions:
Discount rate	5.11%	2.66%	2.27%
Rate of compensation increase	N/A	N/A	N/A
(1)
During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

The fair value of assets in the non-U.S. pension plan are 100% categorized as cash and cash equivalents, which use Level 1 inputs in the fair value determination.

We expect to make $99 of contributions to the U.S. plans and $171 of contributions to the non-U.S. plan during 2024.

Expected benefit payments under the Pension Plans and the postretirement benefit plan, for the five years subsequent to 2023 (i.e., 2024-2028, inclusive), and in the aggregate for the five years thereafter (i.e., 2029-2033, inclusive) are as follows:

CTS CORPORATION 49

	U.S. Pension Plan	Non-U.S. Pension Plan	Post- Retirement Life Insurance Plan
2024	$99	$50	$478
2025	94	56	439
2026	90	61	406
2027	85	96	377
2028	80	64	351
2029-2033	219	444	1,467
Total	$667	$771	$3,518

Defined Contribution Plans

We sponsor a 401(k) plan that covers substantially all of our U.S. employees as well as offer similar defined contribution plans to employees at certain foreign locations. Contributions and costs were generally determined as a percentage of the covered employee's annual salary. During 2022, our investment committee, in consultation with the plan’s advisors, determined the 401(k) plan’s position in CTS common stock would be liquidated and the resulting funds would be reinvested in other investments. That process was completed in the fourth quarter of 2022.

Effective January 1, 2022, in connection with the U.S. Plan termination process, we amended our 401(k) plan and transitioned to a non-elective contribution for all U.S. employees that is also determined as a percentage of the covered employee's salary, provides for immediate vesting and is provided regardless of whether the individual employee contributes to the applicable plan. In addition, we began offering a Roth 401(k) option to employees.

Expenses related to defined contribution plans include the following:

	Years Ended December 31,
	2023	2022	2021
401(k) and other defined contribution plan expense	$3,858	$3,878	$3,242

NOTE 8 — Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Amortization Period (in years)
Other intangible assets:
Customer lists / relationships	$144,671	$(63,006)	$81,665	9.6
Technology and other intangibles	54,052	(31,760)	22,292	7.4
Other intangible assets, net	$198,723	$(94,766)	$103,957	8.1
Amortization expense for the year ended December 31, 2023		$11,024

CTS CORPORATION 50

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$148,899	$(59,603)	$89,296
Technology and other intangibles	45,255	(26,498)	18,757
Other intangible assets, net	$194,154	$(86,101)	$108,053
Amortization expense for the year ended December 31, 2022		$11,627
Amortization expense for the year ended December 31, 2021		$9,413

The changes in the gross carrying amounts of intangible assets are primarily due to a business acquisition and purchase accounting activity as discussed in Note 3, "Business Acquisitions," as well as foreign exchange impacts.

The estimated amortization expense for the next five years and thereafter is as follows:

Amortization expense
2024	$11,210
2025	10,716
2026	10,556
2027	10,498
2028	10,463
Thereafter	50,514
Total future amortization expense	$103,957

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2021	$109,798
Increase due to acquisitions	42,541
Decrease from purchase accounting adjustments	22
Goodwill as of December 31, 2022	$152,361
Increase due to acquisitions	2,914
Foreign exchange impact	2,363
Goodwill as of December 31, 2023	$157,638

Refer to Note 3 - "Business Acquisitions," for further information on the increase due to acquisitions.

We performed our annual impairment test as of October 1, 2023, our measurement date, and concluded that there was no impairment in any of our reporting units. The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for the purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

NOTE 9 — Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Consolidated Statements of Earnings (Loss). Total restructuring charges were:

	Years Ended December 31,
	2023	2022	2021
Restructuring charges	$7,074	$1,912	$1,687

September 2020 Plan

CTS CORPORATION 51

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities. This plan included transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions ("September 2020 Plan"). The restructuring cost of the September 2020 Plan is now estimated to be in the range of $3,900 to $4,500, including workforce reduction charges, building and equipment relocation charges, other contract and asset-related costs. We have incurred $3,896 in program costs to date. During the twelve months ended December 31, 2023, we recorded $1,837 in restructuring charges comprised of $513 and $1,324 in workforce reduction and asset impairment charges respectively. The total restructuring liability associated with these actions as of December 31, 2023 was $83. The total restructuring liability as of December 31, 2022 was $634.

Closure and Consolidation of Juarez Manufacturing Facility and Operations

During the first quarter of 2023, we announced the shutdown of our Juarez manufacturing facility. As a part of this activity, operations from the Juarez plant are being consolidated into our expanded Matamoros facility (collectively, the "Matamoros Consolidation"). We expect the Matamoros Consolidation to be completed in 2024. The total restructuring cost of the Matamoros Consolidation is now estimated to be in the range of $4,000 and $5,000, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. In addition to these charges, we expect to incur an additional $1,500 to $2,500 of other costs relating to the Matamoros Consolidation that would not qualify as restructuring charges, but represent duplicative expenses arising from the transition process such as excess rent, utilities, personnel-related and other costs.

During the year ended December 31, 2023, we incurred $3,699 in restructuring costs associated with the Matamoros Consolidation, comprised of $2,572, $200, $63, and $864 in workforce reduction, building and equipment relocation costs, asset impairment and other charges, respectively. We also incurred $571 in other related costs. The restructuring liability associated with the Matamoros Consolidation was $194 and $17 as of December 31, 2023 and December 31, 2022.

Other Restructuring Activities

During the year ended December 31, 2023, we incurred total other restructuring charges of $1,539, comprised of $942, $279 and $318 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. The remaining restructuring liability associated with these actions was $246 and $218 at December 31, 2023 and December 31, 2022, respectively.

The following table displays the restructuring liability activity for all plans for the year ended December 31, 2023:

Restructuring liability at January 1, 2023	$869
Restructuring charges	7,074
Cost paid	(6,056)
Other activities(1)	(1,364)
Restructuring liability at December 31, 2023	$523

(1)
Other charges include the effects of currency translation, non-cash asset write-downs, travel, legal and other charges.

The total liability of $523 is included in accrued expenses and other liabilities at December 31, 2023.

NOTE 10 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	December 31,
	2023	2022
Accrued product-related costs	$2,183	$2,368
Accrued income taxes	6,899	9,630
Accrued property and other taxes	1,542	2,142
Accrued professional fees	1,232	1,472
Accrued customer-related liabilities	2,167	2,837
Dividends payable	1,233	1,272
Remediation reserves	12,044	11,048
Derivative liabilities	747	357
Other accrued liabilities	6,514	4,196
Total accrued expenses and other liabilities	$34,561	$35,322

CTS CORPORATION 52

The increase in Other accrued liabilities is primarily due to a contingent liability accrual associated with the 2023 Maglab acquisition. Refer to Note 3 “Business Acquisitions”, for further discussion.

NOTE 11 — Contingencies

Certain processes in the manufacture of our current and past products may create by-products classified as hazardous waste. As a result, we have been notified by the U.S. Environmental Protection Agency (“EPA”), state environmental agencies and in some cases, groups of potentially responsible parties, that we may be potentially liable for environmental contamination at several sites currently or formerly owned or operated by us. Currently, none of these costs and accruals relate to sites that provide revenue generating activities for the Company. Two of those sites, Asheville, North Carolina (the "Asheville Site") and Mountain View, California, are designated National Priorities List sites under the EPA’s Superfund program. We accrue a liability for probable remediation activities, claims, and proceedings against us with respect to environmental matters if the amount can be reasonably estimated, and provide disclosures including the nature of a loss whenever it is probable or reasonably possible that a potentially material loss may have occurred but cannot be estimated. We record contingent loss accruals on an undiscounted basis.

A roll-forward of remediation reserves included in accrued expenses and other liabilities in the Consolidated Balance Sheets is composed of the following:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$11,048	$10,979	$10,642
Remediation expense	3,502	2,750	2,254
Remediation payments	(2,497)	(2,661)	(1,929)
Other activity (1)	(9)	(20)	12
Balance at end of the period	$12,044	$11,048	$10,979

(1) Other activity includes currency translation adjustments not recorded through remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The Company expects its potential exposure to be between $1,900 and $9,955. We have determined that no point within this range is more likely than another and therefore we have recorded a loss estimate of $1,900 as of December 31, 2023 in the Consolidated Balance Sheets.

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

CTS CORPORATION 53

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

Components of lease expense for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$5,762	$4,997	$5,144
Short-term lease cost	1,495	1,338	1,403
Total lease cost	$7,257	$6,335	$6,547

For the years ended December 2023, 2022 and 2021 the Company recorded sublease income of $532, $562 and $589, respectively.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease obligations	$5,797	$5,163	$3,666
Leased assets obtained in exchange for new operating lease obligations	$7,831	$5,990	$1,253

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2023	2022
Operating lease obligations	$4,394	$3,936
Long-term operating lease obligations	24,965	21,754
Total lease liabilities	$29,359	$25,690
Weighted-average remaining lease terms (years)	6.22	6.46
Weighted-average discount rate	6.30%	6.08%

Remaining maturity of our existing lease liabilities as of December 31, 2023 is as follows:

Operating Leases(1)
2024	$6,215
2025	5,715
2026	4,052
2027	3,947
2028	4,037
Thereafter	13,890
Total	$37,856
Less: interest	(8,497)
Present value of lease payments	$29,359
(1)
Operating lease payments include $1,386 of payments related to options to extend lease terms that are reasonably expected to be exercised.

CTS CORPORATION 54

NOTE 13 — Debt

Long-term debt was comprised of the following:

	As of December 31,
	2023	2022
Total credit facility availability	$400,000	$400,000
Balance outstanding	67,500	83,670
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$330,860	$314,690
Weighted-average interest rate	6.07%	2.96%

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

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 1.49% to 2.49%. Refer to Note 14, "Derivatives," for further discussion on the impact of interest rate swaps.

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at December 31, 2023. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $194 for the year ended December 31, 2023, $194 in 2022 and $169 in 2021. These costs are included in interest expense in our Consolidated Statements of Earnings (Loss).

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

The effective portion of derivative gains and losses are recorded in accumulated other comprehensive income (loss) income until the hedged transaction affects earnings upon settlement, at which time they are reclassified to costs of goods sold or net sales. If it is probable

CTS CORPORATION 55

that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive income (loss) to other income (expense), net.

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Consolidated Statement of Earnings (Loss) for the year ended December 31, 2023.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At December 31, 2023, we had a net unrealized gain of $1,426 in accumulated other comprehensive income (loss), of which $1,285 in gains are expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $45,335 at December 31, 2023.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate.

As of December 31, 2023, we have agreements to fix interest rates on $50,000 of long-term debt through December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing losses that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $1,121.

The location and fair values of derivative instruments designated as hedging instruments in the Consolidated Balance Sheets as of December 31, 2023, are shown in the following table:

	As of December 31,
	2023	2022
Interest rate swaps reported in Other current assets	$1,121	$1,561
Interest rate swaps reported in Other assets	$706	$1,434
Cross-currency swap reported in Accrued expenses and other liabilities	$(747)	$(357)
Foreign currency hedges reported in Other current assets	$1,087	$945

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $1,283 and foreign currency derivative liabilities of $196 at December 31, 2023.

CTS CORPORATION 56

The effect of derivative instruments on the Consolidated Statements of Earnings (Loss) is as follows:

	Years Ended December 31,
	2023	2022	2021
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(130)	$—	$—
Cost of goods sold	2,795	924	1,384
Selling, general and administrative expense	—	—	—
Total amounts reclassified from AOCI to earnings	2,665	924	1,384
Gain recognized in other expense for hedge ineffectiveness	—	—	—
Total derivative gains on foreign exchange contracts recognized in earnings	$2,665	$924	$1,384
Interest Rate Swaps:
Income (Expense) recorded in interest expense	$1,789	$77	$(744)
Cross-Currency Swaps:
Income recorded in interest expense	$515	461	—
Total gains on derivatives	$4,969	$1,462	$640

Cross-Currency Swap

The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As part of the strategy to limit foreign exchange exposure, the Company entered into a cross currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027. Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. At December 31, 2023, the variable rate debt associated with the cross-currency swap was $17,500 due to ongoing principle payments. Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross currency-swap are considered Level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market. At December 31, 2023 we had a net unrealized loss of $1,138 in accumulated other comprehensive income (loss).

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

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity includes certain items classified as accumulated other comprehensive income (loss) (“AOCI”) in the Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest into a fixed rate and foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings. Further information related to our derivative financial instruments is included in Note 14, “Derivative Financial Instruments,” and Note 18, “Fair Value Measurements.”
•
Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to earnings from AOCI are included in net periodic pension income (expense). Further information related to our pension obligations is included in Note 7, “Retirement Plans.”

CTS CORPORATION 57

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

The components of accumulated other comprehensive income (loss) for the year ended December 31, 2023 are as follows:

	As of December 31, 2022	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2023
Changes in fair market value of derivatives:
Gross	$3,911	$3,798	$(4,453)	$3,256
Income tax benefit (expense)	(899)	(874)	1,024	(749)
Net	3,012	2,924	(3,429)	2,507
Changes in unrealized pension cost:
Gross	(1,179)	278	(224)	(1,125)
Income tax benefit (expense)	376	27	39	442
Net	(803)	305	(185)	(683)
Cumulative translation adjustment:
Gross	(2,880)	5,325	—	2,445
Income tax benefit (expense)	—	—	—	—
Net	(2,880)	5,325	—	2,445
Total accumulated other comprehensive income (loss)	$(671)	$8,554	$(3,614)	$4,269

The components of accumulated other comprehensive income (loss) for the year ended December 31, 2022 are as follows:

	As of December 31, 2021	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2022
Changes in fair market value of derivatives:
Gross	$(635)	$5,547	$(1,001)	$3,911
Income tax (expense) benefit	147	(1,276)	230	(899)
Net	(488)	4,271	(771)	3,012
Changes in unrealized pension cost:
Gross	(2,744)	3,308	(1,743)	(1,179)
Income tax (expense) benefit	738	(760)	398	376
Net	(2,006)	2,548	(1,345)	(803)
Cumulative translation adjustment:
Gross	(2,032)	(848)	—	(2,880)
Income tax benefit (expense)	—	—	—	—
Net	(2,032)	(848)	—	(2,880)
Total accumulated other comprehensive income (loss)	$(4,526)	$5,971	$(2,116)	$(671)

CTS CORPORATION 58

NOTE 16 — Shareholders' Equity

Share count and par value data related to shareholders' equity are as follows:

	As of December 31,
	2023	2022
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,444,228	57,330,761
Shares outstanding	30,824,248	31,680,890
Treasury stock
Shares held	26,619,980	25,649,871

On February 9, 2023, our Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program had no set expiration date and replaced the repurchase program approved by the Board of Directors on May 13, 2021. The purchases under the program were made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program could have been extended, modified, suspended or discontinued at any time.

During the year ended December 31, 2023, 970,109 shares of common stock were repurchased for approximately $41,337, including 96,401 shares that were repurchased for approximately $4,245 under the May 2021 program. As of December 31, 2023 approximately $12,908 was still available for future purchases under the February 2023 program.

As of 2023, we are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of December 31, 2023, we accrued $359 for 2023 repurchases within Accrued expenses and other liabilities in the Consolidated Balance Sheet.

On February 2, 2024, our Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock. The repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board of Directors in February 2023. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program may be extended, modified, suspended or discontinued at any time.

A roll forward of common shares outstanding is as follows:

	As of December 31,
	2023	2022
Balance at beginning of the year	31,680,890	32,178,715
Repurchases	(970,109)	(583,526)
Restricted stock unit issuances	113,467	85,701
Balance at end of period	30,824,248	31,680,890

NOTE 17 — Stock-Based Compensation

At December 31, 2023, we had five stock-based compensation plans: the Non-Employee Directors' Stock Retirement Plan ("Directors' Plan"), the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan"), the 2009 Omnibus Equity and Performance Incentive Plan ("2009 Plan"), the 2014 Performance & Incentive Plan ("2014 Plan"), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan. The 2018 Plan allows for grants of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, and other stock awards subject to the terms of the 2018 Plan.

CTS CORPORATION 59

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Consolidated Statements of Earnings (Loss) related to stock-based compensation plans:

	Years Ended December 31,
	2023	2022	2021
Service-Based RSUs	$2,869	$2,834	$2,714
Performance-Based RSUs	1,813	4,469	3,113
Cash-settled awards	499	423	278
Total	$5,181	$7,726	$6,105
Income tax benefit	1,192	1,777	1,404
Net	$3,989	$5,949	$4,701

The fair value of all equity awards that vested during the periods ended December 31, 2023, 2022, and 2021 were $8,282, $4,535, and $7,063, respectively. We recorded a tax deduction related to equity awards that vested during the year ended December 31, 2023, in the amount of $1,858.

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized compensation expense at December 31, 2023	Weighted- average period
Service-Based RSUs	$2,328	1.32
Performance-Based RSUs	2,245	1.58
Total	$4,573	1.45

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of December 31, 2023:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available to be granted	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance stock options outstanding	—	—	—	—	—
Maximum potential RSU and cash settled awards outstanding	663,052	35,100	30,000	14,545	4,722
Maximum potential awards outstanding	663,052	35,100	30,000	14,545	4,722
RSUs and cash settled awards vested and released	446,973	—	—	—	—
Awards available to be granted	1,389,975	—	—	—	—

Service-Based Restricted Stock Units

Service-based RSUs entitle the holder to receive one share of common stock for each unit when the unit vests. RSUs are issued to officers, key employees, and non-employee directors as compensation. Generally, the RSUs vest over a three-year period. RSUs granted to non-employee directors generally vest one year after being granted. Upon vesting, the non-employee directors may elect to either receive the stock associated with the RSU immediately or defer receipt of the stock to a future date. The fair value of the RSUs is equivalent to the trading value of our common stock on the grant date.

CTS CORPORATION 60

A summary of RSU activity for the year ended December 31, 2023 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	282,124	$27.44
Granted	92,174	42.73
Released	(73,382)	32.78
Forfeited	(19,950)	37.31
Outstanding at December 31, 2023	280,966	$30.36	18.18	$12,289
Releasable at December 31, 2023	144,267	$22.21	30.02	$6,310

	Years Ended December 31,
	2023	2022	2021
Weighted-average fair value upon release	$45.19	$35.38	$33.81
Intrinsic value of RSUs released	$3,316	$2,794	$5,408

A summary of non-vested RSU activity for the year ended December 31, 2023 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	146,657	$33.64
Granted	92,174	42.73
Vested	(82,182)	34.08
Forfeited	(19,950)	37.31
Nonvested at December 31, 2023	136,699	$38.97

Performance-Based Restricted Stock Units

We grant PRSUs to certain executives and key employees. PRSUs are usually awarded in the range from zero percent to 200% of a targeted number of shares. The award rate for the 2021-2023, 2022-2024, and 2023-2025 PSUs is dependent upon our achievement of targets for sales growth, cash flow, and relative total shareholder return ("RTSR"). We use a matrix based on the percentile ranking of our stock price performance compared to a peer group over a three-year period to calculate the achievement of the RTSR targets. Other PRSUs are granted from time to time based on other performance criteria. The initial fair value of the PRSUs is equivalent to the trading value of our common stock on the grant date. The fair value is subsequently adjusted quarterly based on management's assessment of the Company's performance relative to the target number of shares performance criteria.

A summary of PRSU activity for the year ended December 31, 2023 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	260,306	$33.20
Granted	71,832	43.80
Added by performance factor	53,035	32.11
Released	(113,385)	32.11
Forfeited	(51,132)	33.14
Outstanding at December 31, 2022	220,656	$36.96	1.83	$9,651
Releasable at December 31, 2022	—	$—		$—

CTS CORPORATION 61

The following table summarizes each grant of PRSUs outstanding at December 31, 2023:

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2021 - 2023 Performance RSUs	February 9, 2021	2023	25% RTSR, 40% sales growth, 35% operating cash flow	58,541	117,082
2022 - 2024 Performance RSUs	February 10, 2022	2024	35% RTSR, 35% sales growth, 30% operating cash flow	65,508	131,016
Focus 2025 Performance RSUs	Varies	2024	Cumulative revenues of $750 million over a trailing four-quarter period	32,900	32,900
2023-2025 Performance RSUs	February 9, 2023	2025	60% sales growth, 40% operating cash flow, RTSR modifier	63,707	127,414
Total				220,656	408,412

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At December 31, 2023, and 2022, we had 42,062 and 46,641 cash-settled RSUs outstanding, respectively. At December 31, 2023 and 2022, liabilities of $676 and $566, respectively were included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 18 — Fair Value Measurements

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and the gain recorded during the year ended December 31, 2023:

	Asset (Liability) Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain (Loss) for Year Ended December 31, 2023
Interest rate swap	$1,827	$—	$1,827	$—	$1,789
Foreign currency hedges	$1,087	$—	$1,087	$—	$2,665
Cross-currency swap	$(747)	$—	$(747)	$—	$515
Qualified replacement plan assets	$13,392	$13,392	$—	$—	$710
Contingent consideration	$(3,764)	$—	$—	$(3,764)	$(200)

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

CTS CORPORATION 62

denominated in foreign currencies. In addition, the Company entered into a cross currency swap agreement in order to manage its exposure to changes in interest rates related to foreign debt. These derivative financial instruments are measured at fair value on a recurring basis.

The fair value of our interest rate swaps, and foreign currency hedges were measured using standard valuation models using market-based observable inputs over the contractual terms, including forward yield curves, among others. There is a readily determinable market for these derivative instruments, but that market is not active and therefore they are classified within Level 2 of the fair value hierarchy. The QRP assets consist of investment funds maintained for future contributions to the Company’s U.S. 401(k) plan. The investments are Level 1 marketable securities and are recorded in Other Assets on our Consolidated Balance Sheets. Gains and losses from these investments are recorded in other income and expense in the Consolidated Statements of Earnings. Refer to Note 7, "Retirement Plans," for further information on the QRP.

The fair value of the contingent consideration required significant judgment. The Company's fair value estimates used in the contingent consideration valuation are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and customer order targets. These estimates are highly judgmental and changes to the estimate of expected future contingent consideration payments may occur, from time to time, due to various reasons, including actual results differing from estimates and/or from adjustments to the revenue or customer order target assumptions used as the basis for the liability.

A roll-forward of the contingent consideration is as follows:

Contingent
Consideration
Balance at December 31, 2022	$—
Acquisition date fair value of contingent consideration	3,564
Change in fair value	200
Balance at December 31, 2023	$3,764

As of December 31, 2023, approximately $1,076 of contingent consideration was recorded in accrued expenses and other liabilities with the remainder in other long-term obligations in the Consolidated Balance Sheets.

Our long-term debt consists of debt outstanding under the Revolving Credit Facility, which is recorded at its carrying value. There is a readily determinable market for our long-term debt, and it is classified within Level 2 of the fair value hierarchy as the market is not deemed to be active. The fair value of long-term debt approximates carrying value and was determined by valuing a similar hypothetical coupon bond and attributing that value to our long-term debt under the Revolving Credit Facility.

NOTE 19 — Income Taxes

Earnings (Loss) before income taxes consist of the following:

	Years Ended December 31,
	2023	2022	2021
U.S.	$(9,265)	$1,005	$(128,699)
Non-U.S.	84,418	79,732	67,819
Total	$75,153	$80,737	$(60,880)

CTS CORPORATION 63

Significant components of income tax provision/(benefit) are as follows:

	Years Ended December 31,
	2023	2022	2021
Current:
U.S.	$(668)	$1,365	$36
Non-U.S.	16,279	19,305	11,932
Total Current	15,611	20,670	11,968
Deferred:
U.S.	(1,475)	249	(35,979)
Non-U.S.	485	243	4,997
Total Deferred	(990)	492	(30,982)
Total provision for income taxes	$14,621	$21,162	$(19,014)

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Post-retirement benefits	$976	$947
Inventory reserves	1,323	1,361
Loss carry-forwards	3,911	4,547
Credit carry-forwards	13,415	10,467
Accrued expenses	4,852	4,543
Research and development expenditures	18,980	19,448
Operating lease liabilities	6,715	5,865
Stock compensation	2,371	2,426
Foreign exchange loss	2,010	2,075
Other	762	835
Gross deferred tax assets	55,315	52,514
Depreciation and amortization	23,349	23,067
Statutory inventory adjustments	1,359	1,110
Qualified replacement plan	3,080	3,507
Operating lease assets	6,355	5,531
Subsidiaries' unremitted earnings	1,599	2,562
Other	749	900
Gross deferred tax liabilities	36,491	36,677
Net deferred tax assets	18,824	15,837
Deferred tax asset valuation allowance	(8,370)	(8,386)
Total net deferred tax assets	$10,454	$7,451

The deferred tax assets and deferred tax liabilities, classified as non-current, are as follows:

	As of December 31,
	2023	2022
Non-current deferred tax assets	$25,183	$23,461
Non-current deferred tax liabilities	$(14,729)	$(16,010)
Total net deferred tax assets	$10,454	$7,451

At each reporting date, we weigh all available positive and negative evidence to assess whether it is more-likely-than-not that the Company's deferred tax assets, including deferred tax assets associated with accumulated loss carry-forwards and tax credits in the various jurisdictions in which it operates, will be realized. As of December 31, 2023, and 2022, we recorded deferred tax assets related to certain U.S. state and non-U.S. income tax loss carry-forwards of $3,911 and $4,547, respectively, and U.S. and non-U.S. tax credits of $13,415 and $10,467, respectively. The deferred tax assets expire in various years primarily between 2024 and 2043.

Generally, we assess if it is more-likely-than-not that our net deferred tax assets will be realized during the available carry-forward periods. As a result, we have determined that valuation allowances of $8,370 and $8,386 should be provided for certain deferred tax

CTS CORPORATION 64

assets at December 31, 2023 and 2022, respectively. As of December 31, 2023, the valuation allowances relate to certain U.S. state and non-U.S. loss carry-forwards and certain U.S. state tax credits that management does not anticipate will be utilized.

A valuation allowance for 2023 and 2022 of $172 and $172 was recorded against the U.S. federal foreign tax credit carry-forwards of $1,854 and $362, respectively. These credits begin to expire in varying amounts between 2028 and 2033. A valuation allowance of $449 was recorded in 2023 against the U.S. federal research and development tax credits of $9,362. No valuation allowance was recorded in 2022 against the U.S. federal research and development tax credits of $8,082. These credits begin to expire in varying amounts between 2024 and 2043. We assessed the anticipated realization of those tax credits utilizing future taxable income projections. Based on those projections, management believes it is more-likely-than-not that we will realize the benefits of these tax credit carry-forwards.

The following table reconciles taxes at the U.S. federal statutory rate to the effective income tax rate:

	Years Ended December 31,
	2023	2022	2021
Taxes at the U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.1)%	0.2%	4.3%
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	(4.4)%	(3.2)%	3.1%
Foreign source earnings, net of associated foreign tax credits	2.7%	(0.6)%	0.1%
Benefit of tax credits	(2.4)%	(0.2)%	0.8%
Non-deductible expenses	0.9%	2.6%	(1.6)%
Stock compensation - excess tax benefits	(0.7)%	(0.2)%	0.7%
Adjustment to valuation allowances	1.2%	1.4%	(3.1)%
Change in unrecognized tax benefits	(0.2)%	(0.1)%	0.4%
Impacts of unremitted foreign earnings	2.0%	2.7%	(4.5)%
Release of disproportionate tax effects of OCI	—	—	8.8%
Excise tax paid upon U.S. pension termination	—	1.8%	—
Other	(0.5)%	0.8%	1.2%
Effective income tax rate	19.5%	26.2%	31.2%

In 2020, the Company began the termination of the U.S.-based pension plan. As a result of the final settlement of the pension liability in 2021, we reclassified the disproportionate tax effect related to the pension plan of $5,375 that was previously recorded in accumulated other comprehensive income (loss) to income tax expense. In 2022, the remaining assets of the pension plan were liquidated and reverted back to CTS. These funds are subject to both income and excise taxes. The excise taxes of $6,803 are nondeductible for U.S. tax purposes. Further information related to our pension termination is included in Note 7, "Retirement Plans."

Under current U.S. tax regulations, in general, repatriation of foreign earnings to the U.S. can be completed with no incremental U.S. tax. However, there are limited other taxes that continue to apply such as foreign withholding and certain state taxes. The Company records a deferred tax liability for the estimated foreign earnings and state tax cost associated with the undistributed foreign earnings that are not permanently reinvested.

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any Global Intangible Low-Taxed Income (“GILTI”) inclusions as an expense in the period the tax was incurred.

We recognize the financial statement benefit of a tax position when it is more-likely-than-not, based on its technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2023, we have approximately $1,943 of unrecognized tax benefits, which if recognized, would impact the effective tax rate. We do not anticipate any significant changes in our unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefits is provided below:

	As of December 31,
	2023	2022
Balance at January 1	$2,079	$2,196
Increase related to current year tax positions	208	48
Decrease related to prior year tax positions	(122)	(165)
Decrease related to lapse in statute of limitation	(222)	—
Balance at December 31	$1,943	$2,079

CTS CORPORATION 65

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, $39 and $39, respectively, of interest and penalties were accrued.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2020 through 2022; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carry-forwards and tax credit carry-forwards are utilized. The open years for the non-U.S. tax returns range from 2014 through 2022 based on local statutes.

NOTE 20 — Geographic Data

Financial information relating to our operations by geographic area were as follows:

	Years Ended December 31,
Net Sales	2023	2022	2021
United States	$302,530	$326,561	$297,322
China	108,683	115,980	106,700
Czech Republic	42,068	35,990	36,252
Singapore	29,912	48,288	37,742
Denmark	29,208	17,864	6,979
Taiwan	22,619	30,199	27,768
Other non-U.S.	15,402	11,987	162
Consolidated net sales	$550,422	$586,869	$512,925

Sales are attributed to countries based upon the origin of the sale.

	Years Ended December 31,
Long-Lived Tangible Assets	2023	2022
United States	$28,533	$32,694
China	25,847	28,255
Mexico	19,693	17,050
Czech Republic	7,840	8,519
Taiwan	6,321	6,446
Other non-U.S	4,358	4,336
Consolidated long-lived assets	$92,592	$97,300

CTS CORPORATION 66

CTS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Write-offs / Recoveries	Balance at End of Period
Year ended December 31, 2023 Allowance for credit losses	$1,236	$125	$—	$(430)	$931
Year ended December 31, 2022 Allowance for credit losses	$1,657	$97	$(22)	$(496)	$1,236
Year ended December 31, 2021 Allowance for credit losses	$764	$1,020	$4	$(131)	$1,657

CTS CORPORATION 67

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).

Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CTS CORPORATION 68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 23, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 23, 2024

CTS CORPORATION 69

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to our directors and our corporate governance policies and practices may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of CTS common stock that could be issued under all of our equity compensation plans as of December 31, 2023:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted- Average Excercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(3)
Equity compensation plans approved by security holders	742,697	$33.28	1,389,975
Equity compensation plans not approved by security holders(1)	4,722	—	—
Total	747,419		1,389,975

(1)
In 1990, we adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, we annually credited an account for each non-employee director with 800 CTS common stock units. We also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2023, the deferred stock accounts contained a total of 4,722 CTS common stock units.
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

CTS CORPORATION 70

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to the aggregate fees billed to us by our principal accountant, Grant Thornton LLP (PCAOB ID No. 248), may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

(3)(ii)	Amended Bylaws (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the SEC on October 26, 2023).

(4)(1)

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023).

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

(10)(i)	CTS Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on February 18, 2015)

(10)(j)	CTS Corporation 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on May 22, 2018).

CTS CORPORATION 72

(10)(k)

Form Restricted Stock Unit Agreement (service-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering grants made in 2021, 2022 and 2023, (incorporated by reference to Exhibit 10(a) to Form 10-Q filed with the SEC on April 27, 2023).

(10)(l)

Form Restricted Stock Unit Agreement (performance-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering certain grants made in 2020, (incorporated by reference to Exhibit 10(b) to Form 10-Q filed with the SEC on April 27, 2023).

(10)(m)

Form Restricted Stock Unit Agreement (performance-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering grants made in 2021, (incorporated by reference to Exhibit 10(c) to Form 10-Q filed with the SEC on April 27, 2023).

(10)(n)

Form Restricted Stock Unit Agreement (performance-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering grants made in 2022, (incorporated by reference to Exhibit 10(d) to Form 10-Q filed with the SEC on April 27, 2023).

(10)(o)

Form Restricted Stock Unit Agreement (performance-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, covering grants made in 2023, (incorporated by reference to Exhibit 10(e) to Form 10-Q filed with the SEC on April 27, 2023).

(21)	Subsidiaries.

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Clawback Policy

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Loss), (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

CTS CORPORATION 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 23, 2024	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 23, 2024	By:	/s/ Thomas M. White
Thomas M. White Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2024	By:	/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2024	By:	/s/ Robert A. Profusek
Robert A. Profusek Lead Director

Date: February 23, 2024	By:	/s/ William S. Johnson
William S. Johnson Director

Date: February 23, 2024	By:	/s/ Alfonso G. Zulueta
Alfonso G. Zulueta Director

Date: February 23, 2024	By:	/s/ Donna M. Costello
Donna M. Costello Director

Date: February 23, 2024	By:	/s/ Randy Stone
Randy Stone Director

Date: February 23, 2024	By:	/s/ Amy Dodrill
Amy Dodrill Director

CTS CORPORATION 74