Form 10-Q
period 2024-03-31
CTS CORP
filed 2024-05-01
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2024: 30,569,672.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net sales	$125,750	$145,994
Cost of goods sold	80,660	94,342
Gross margin	45,090	51,652
Selling, general and administrative expenses	22,260	21,979
Research and development expenses	6,601	6,586
Restructuring charges	1,693	912
Operating earnings	14,536	22,175
Other income (expense):
Interest expense	(801)	(694)
Interest income	1,386	1,063
Other (expense) income, net	(1,463)	165
Total other (expense) income, net	(878)	534
Earnings before income taxes	13,658	22,709
Income tax expense	2,539	4,365
Net earnings	$11,119	$18,344
Earnings per share:
Basic	$0.36	$0.58
Diluted	$0.36	$0.58
Basic weighted – average common shares outstanding:	30,742	31,634
Effect of dilutive securities	252	259
Diluted weighted – average common shares outstanding:	30,994	31,893
Cash dividends declared per share	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net earnings	$11,119	$18,344
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	730	379
Changes in unrealized pension cost, net of tax	65	(34)
Cumulative translation adjustment, net of tax	(2,121)	1,024
Other comprehensive (loss) earnings	$(1,326)	$1,369
Comprehensive earnings	$9,793	$19,713

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$162,425	$163,876
Accounts receivable, net	80,663	78,569
Inventories, net	57,784	60,031
Other current assets	17,346	16,873
Total current assets	318,218	319,349
Property, plant and equipment, net	91,626	92,592
Operating lease assets, net	25,290	26,425
Other Assets
Goodwill	156,330	157,638
Other intangible assets, net	99,949	103,957
Deferred income taxes	25,563	25,183
Other	15,864	16,023
Total other assets	297,706	302,801
Total Assets	$732,840	$741,167
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$45,609	$43,499
Operating lease obligations	4,399	4,394
Accrued payroll and benefits	13,363	14,585
Accrued expenses and other liabilities	32,577	34,561
Total current liabilities	95,948	97,039
Long-term debt	67,500	67,500
Long-term operating lease obligations	23,824	24,965
Long-term pension obligations	4,615	4,655
Deferred income taxes	14,423	14,729
Other long-term obligations	5,245	5,457
Total Liabilities	211,555	214,345
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	321,858	319,269
Additional contributed capital	40,440	45,097
Retained earnings	612,124	602,232
Accumulated other comprehensive income (loss)	2,938	4,264
Total shareholders’ equity before treasury stock	977,360	970,862
Treasury stock	(456,075)	(444,040)
Total shareholders’ equity	521,285	526,822
Total Liabilities and Shareholders’ Equity	$732,840	$741,167

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,119	$18,344
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,325	6,918
Pension and other post-retirement plan expense	84	31
Stock-based compensation	1,221	1,586
Deferred income taxes	(621)	(236)
Change in fair value of contingent consideration liability	(253)	—
(Loss) gain on foreign currency hedges, net of cash	(299)	192
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,985)	(5,906)
Inventories	1,656	(784)
Operating lease assets	1,135	833
Other assets	792	(133)
Accounts payable	2,835	857
Accrued payroll and benefits	(1,273)	(8,818)
Operating lease liabilities	(1,136)	(851)
Accrued expenses and other liabilities	(1,247)	(797)
Pension and other post-retirement plans	(42)	(50)
Net cash provided by operating activities	18,311	11,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,035)	(4,540)
Payments for acquisitions, net of cash acquired	—	(3,356)
Net cash used in investing activities	(4,035)	(7,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(167,500)	(204,084)
Proceeds from borrowings of long-term debt	167,500	200,675
Purchases of treasury stock	(11,958)	(8,802)
Dividends paid	(1,233)	(1,272)
Taxes paid on behalf of equity award participants	(3,117)	(3,142)
Net cash used in financing activities	(16,308)	(16,625)
Effect of exchange rate changes on cash and cash equivalents	581	(38)
Net decrease in cash and cash equivalents	(1,451)	(13,373)
Cash and cash equivalents at beginning of period	163,876	156,910
Cash and cash equivalents at end of period	$162,425	$143,537
Supplemental cash flow information:
Cash paid for interest	$739	$926
Cash paid for income taxes, net	$3,799	$4,199
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,733	$1,400
Excise taxes on purchase of treasury stock incurred not paid	$77	$—

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars, except shares and per share amounts)

The following summarizes the changes in total equity for the three months ended March 31, 2024:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2023	$319,269	$45,097	$602,232	$4,264	$(444,040)	$526,822
Net earnings	—	—	11,119	—	—	11,119
Changes in fair market value of derivatives, net of tax	—	—	—	730	—	730
Changes in unrealized pension cost, net of tax	—	—	—	65	—	65
Cumulative translation adjustment, net of tax	—	—	—	(2,121)	—	(2,121)
Cash dividends of $0.04 per share	—	—	(1,227)	—	—	(1,227)
Acquired 271,939 shares of treasury stock	—	—	—	—	(12,035)	(12,035)
Issued shares on vesting of restricted stock units	2,589	(5,705)	—	—	—	(3,116)
Stock compensation	—	1,048	—	—	—	1,048
Balances at March 31, 2024	$321,858	$40,440	$612,124	$2,938	$(456,075)	$521,285

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars, except shares and per share amounts)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands except for share and per share data)

March 31, 2024

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS”, “we”, “our”, “us” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 2 – Revenue Recognition

The core principle of Accounting Standard Codification (“ASC”) (Topic 606): Revenue from Contracts with Customers is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle:

•
Identify the contract(s) with a customer
•
Identify the performance obligations

•
Determine the transaction price
•
Allocate the transaction price
•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of March 31, 2024 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended
	March 31, 2024	March 31, 2023
Transportation	$66,516	$74,289
Industrial	31,064	40,249
Medical	16,901	17,033
Aerospace & Defense	11,269	14,423
Total	$125,750	$145,994

The end-market sales for the first quarter of 2023 were adjusted by immaterial amounts to align the classification of certain customers in connection with our most recent acquisitions with our enterprise-level end market information.

NOTE 3 – Business Acquisitions

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

The final purchase price of $7,717 has been allocated to the fair values of assets and liabilities acquired as of February 6, 2023. The purchase price was increased by $3 for the final settlement of net working capital during the second quarter of 2023. The following table summarizes the final purchase price, the fair values of the assets acquired, and the liabilities assumed as of the date of acquisition:

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

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	March 31,	December 31,
	2024	2023
Accounts receivable, gross	$81,389	$79,500
Less: Allowance for credit losses	(726)	(931)
Accounts receivable, net	$80,663	$78,569

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	March 31,	December 31,
	2024	2023
Finished goods	$15,311	$20,279
Work-in-process	21,985	19,213
Raw materials	34,325	33,187
Less: Inventory reserves	(13,837)	(12,648)
Inventories, net	$57,784	$60,031

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	March 31,	December 31,
	2024	2023
Land and land improvements	$536	$536
Buildings and improvements	74,501	74,188
Machinery and equipment	263,188	261,435
Less: Accumulated depreciation	(246,599)	(243,567)
Property, plant and equipment, net	$91,626	$92,592

Depreciation expense for the three months ended March 31, 2024 and March 31, 2023 was $4,500 and $4,407, respectively.

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statements of Earnings is as follows:

	Three months ended
	March 31,	March 31,
	2024	2023
Net pension expense	$52	$67

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Service cost	$—	$—	$3	$6
Interest cost	9	10	6	10
Expected return on plan assets(1)	—	—	(5)	(7)
Amortization of loss	6	5	33	43
Total expense, net	$15	$15	$37	$52

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Service cost	$—	$—
Interest cost	48	48
Amortization of gain	(16)	(84)
Total expense (income), net	$32	$(36)

NOTE 8 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2023	$157,638
Foreign exchange impact	(1,308)
Goodwill as of March 31, 2024	$156,330

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$143,652	$(65,022)	$78,630
Technology and other intangibles	53,904	(32,585)	21,319
Other intangible assets, net	$197,556	$(97,607)	$99,949

	As of
	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$144,671	$(63,006)	$81,665
Technology and other intangibles	54,052	(31,760)	22,292
Other intangible assets, net	$198,723	$(94,766)	$103,957

Amortization expense for the three months ended March 31, 2024 and March 31, 2023 was $2,825 and $2,511, respectively. The changes in the gross carrying amounts of intangible assets are due to foreign exchange impacts in the quarter.

Remaining amortization expense for other intangible assets as of March 31, 2024 is as follows:

Amortization expense
2024	$8,491
2025	10,639
2026	10,483
2027	10,424
2028	10,389
Thereafter	49,523
Total amortization expense	$99,949

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Restructuring charges	$1,693	$912

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the "September 2020 Plan"). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is estimated to be in the range of $4,000 to $4,200, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $3,912 in program costs to date and expect the September 2020 Plan to be completed during the second quarter of 2024. During the three months ended March 31, 2024, we recorded $7 in workforce reduction costs and $9 in building and equipment relocation charges under the 2020 Plan. There is no restructuring liability associated with these actions as of March 31, 2024. The total restructuring liability associated with these actions was $83 as of December 31, 2023.

Closure and Consolidation of Juarez Manufacturing Facility and Operations

During the first quarter of 2023, we announced the shutdown of our Juarez manufacturing facility. As a part of this activity, operations from the Juarez plant are being consolidated into our expanded Matamoros facility (collectively, the “Matamoros Consolidation”). We expect the Matamoros Consolidation to be completed later this year. The total restructuring cost of the Matamoros Consolidation is now estimated to be in the range of $4,750 and $5,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. The total restructuring costs incurred as part of the Matamoros Consolidation are $4,687. In addition to these charges, we expect to incur an additional $1,200 and $2,000 of other costs relating to the Matamoros Consolidation that would not qualify as restructuring charges, but represent duplicative expenses arising from the transition process, such as excess rent, utilities, personnel-related expenses and other costs. We have incurred $1,051 in other costs relating to the Matamoros Consolidation.

During the three months ended March 31, 2024, we incurred $988 in restructuring costs associated with the Matamoros Consolidation, comprised of $215, $751, and $22 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. We also incurred $480 in other related costs. The restructuring liability associated with the Matamoros Consolidation was $204 and $194 as of March 31, 2024 and December 31, 2023, respectively.

Other Restructuring Activities

During the period ended March 31, 2024, we incurred total other restructuring charges of $689, comprised of $385, $286, and $18 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. The workforce reduction charges incurred are for restructuring activities used to adjust our business in response to reduced demand across certain locations and products. Restructuring charges incurred in relation to building and equipment relocation costs and other charges are for activities intended to consolidate operations across our site locations. The remaining liability associated with our other restructuring actions was $467 and $246 at March 31, 2024 and December 31, 2023, respectively.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the three months ended March 31, 2024:

Restructuring liability at January 1, 2024	$523
Restructuring charges	1,693
Costs paid	(1,537)
Other activity(1)	(8)
Restructuring liability at March 31, 2024	$671

(1) Other charges include the effects of currency translation, non-cash asset write-downs, travel, legal and other charges.

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	March 31,	December 31,
	2024	2023
Accrued product-related costs	$2,069	$2,183
Accrued income taxes	6,218	6,899
Accrued property and other taxes	1,427	1,542
Accrued professional fees	1,296	1,232
Accrued customer-related liabilities	2,316	2,167
Dividends payable	1,226	1,233
Remediation reserves	11,942	12,044
Derivative liabilities	289	747
Other accrued liabilities	5,794	6,514
Total accrued expenses and other liabilities	$32,577	$34,561

NOTE 11 – Commitments and Contingencies

Certain processes in the manufacture of our current and past products may create by-products classified as hazardous waste. As a result, we have been notified by the U.S. Environmental Protection Agency (“EPA”), state environmental agencies and in some cases, groups of potentially responsible parties, that we may be potentially liable for environmental contamination at several sites currently or formerly owned or operated by us. Currently, none of these costs and accruals relate to sites that provide revenue generating activities for the Company. Two of those sites, Asheville, North Carolina (the “Asheville Site”) and Mountain View, California, are designated National Priorities List sites under the EPA’s Superfund program. We accrue a liability for probable remediation activities, claims, and proceedings against us with respect to environmental matters if the amount can be reasonably estimated, and provide disclosures including the nature of a loss whenever it is probable or reasonably possible that a potentially material loss may have occurred but cannot be estimated. We record contingent loss accruals on an undiscounted basis.

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	March 31,	December 31,
	2024	2023
Balance at beginning of period	$12,044	$11,048
Remediation expense	245	3,502
Net remediation payments	(348)	(2,497)
Other activity(1)	1	(9)
Balance at end of the period	$11,942	$12,044

(1)
Other activity includes currency translation adjustments not recorded through remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The Company expects its potential exposure to be between $1,900 and $9,955. We have determined that no point within this range is more likely than another and therefore we have recorded a loss estimate of $1,900 as of March 31, 2024 and December 31, 2023 in the Consolidated Balance Sheets.

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

NOTE 12 - Debt

Long-term debt is comprised of the following:

	As of
	March 31,	December 31,
	2024	2023
Total credit facility	$400,000	$400,000
Balance outstanding	67,500	67,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$330,860	$330,860
Weighted-average interest rate	6.60%	6.07%

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sub limits for letters of credit and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired February 12, 2024.

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 1.49% to 2.49%. Refer to Note 13, "Derivative Financial Instruments," for further discussion on the impact of interest rate swaps.

The Revolving Credit Facility includes a swingline sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at March 31, 2024. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three months ended March 31, 2024 and March 31, 2023 were $48 and $48, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2024.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At March 31, 2024, we had a net unrealized gain of $1,880 in accumulated other comprehensive income (loss), $1,845 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $36,092 at March 31, 2024.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of March 31, 2024, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $1,193.

Cross-Currency Swap

The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. In order to hedge the Krone-based purchase price for the acquisition of Ferroperm Piezoceramics, A.S. (“Ferroperm”), the Company entered into a cross currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone-denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027.

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive (loss) income until the net investment is sold, diluted or liquidated. At March 31, 2024 we had a net unrealized loss of $679 in accumulated other comprehensive income (loss). Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2024, are shown in the following table:

	As of
	March 31,	December 31,
	2024	2023
Interest rate swaps reported in Other current assets	$1,193	$1,121
Interest rate swaps reported in Other assets	$1,128	$706
Cross-currency swap reported in Accrued expenses and other liabilities	$(289)	$(747)
Foreign currency hedges reported in Other current assets	$1,831	$1,087

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $1,831 and no foreign currency derivative liabilities at March 31, 2024.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$26	$(34)
Cost of goods sold	758	255
Total net gain reclassified from AOCI to earnings	784	221
Total derivative gain on foreign exchange contracts recognized in earnings	$784	$221
Interest Rate Swaps:
Income recorded in Interest expense	$405	$377
Cross-Currency Swap:
Income recorded in Interest expense	$94	$158
Total net gains on derivatives	$1,283	$756

NOTE 14 – Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity includes certain items classified as accumulated other comprehensive income (loss) (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

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
•
Cumulative translation adjustments relate to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. Dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income (loss).

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three months ended March 31, 2024 and March 31, 2023 were $1,507 and $68, respectively. The impact of these changes have been included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2024, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2023	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$3,252	$2,138	$(1,189)	$4,201
Income tax benefit (expense)	(749)	(492)	274	(967)
Net	2,503	1,646	(915)	3,234
Changes in unrealized pension cost:
Gross	(1,126)	—	69	(1,057)
Income tax benefit	442	—	(5)	437
Net	(684)	—	64	(620)
Cumulative translation adjustment:
Gross	2,445	(2,121)	—	324
Income tax benefit (expense)	—	—	—	—
Net	2,445	(2,121)	—	324
Total accumulated other comprehensive income (loss)	$4,264	$(475)	$(851)	$2,938

The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2023, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2022	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$3,911	$1,090	$(598)	$4,403
Income tax benefit (expense)	(899)	(251)	138	(1,012)
Net	3,012	839	(460)	3,391
Changes in unrealized pension cost:
Gross	(1,179)	—	(47)	(1,226)
Income tax benefit (expense)	376	—	13	389
Net	(803)	—	(34)	(837)
Cumulative translation adjustment:
Gross	(2,880)	1,024	—	(1,856)
Income tax benefit (expense)	—	—	—	—
Net	(2,880)	1,024	—	(1,856)
Total accumulated other comprehensive income (loss)	$(671)	$1,863	$(494)	$698

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 31,	December 31,
	2024	2023
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,541,018	57,444,228
Shares outstanding	30,649,099	30,824,248
Treasury stock
Shares held	26,891,919	26,619,980

On February 9, 2023, the Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program had no set expiration date and replaced the repurchase program approved by the Board of Directors on May 13, 2021. The purchases under the program were made from time to time in the open market (including, without limitation, through the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock.

On February 2, 2024, our Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100,000 of its common stock. The repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board of Directors in February 2023. The purchases may be made from time to time in the open market (including, without limitation, through the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program may be extended, modified, suspended or discontinued at any time.

During the three months ended March 31, 2024, 271,939 shares of common stock were repurchased for $12,078 across both share repurchase programs. During the three months ended March 31, 2023, 198,271 shares of common stock were repurchased for $8,802. As of March 31, 2024, approximately $92,369 remains available for future purchases.

As of 2023, we are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of March 31, 2024 and December 31, 2023, we had $436 and $359, respectively, recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll-forward of common shares outstanding is as follows:

	Three months ended
	March 31,	March 31,
	2024	2023
Balance at the beginning of the year	30,824,248	31,680,890
Repurchases	(271,939)	(198,271)
Restricted share issuances	96,790	98,536
Balance at the end of the period	30,649,099	31,581,155

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three months ended March 31, 2024 and March 31, 2023 were 30,030 and 37,676, respectively.

NOTE 16- Stock-Based Compensation

At March 31, 2024, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan (“2018 Plan”). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three months ended
	March 31,	March 31,
	2024	2023
Service-based RSUs	$894	$770
Performance-based RSUs	154	634
Cash-settled RSUs	173	182
Total	$1,221	$1,586
Income tax benefit	279	365
Net expense	$942	$1,221

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	March 31, 2024	Period (years)
Service-based RSUs	$5,049	1.63
Performance-based RSUs	4,653	2.26
Total	$9,702	1.93

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of March 31, 2024:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	720,123	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	620,116	—	—	—	—
Awards available for grant	1,159,761	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the three months ended March 31, 2024:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	280,966	$30.36
Granted	86,240	43.19
Vested and released	(54,372)	37.21
Forfeited	(2,648)	41.74
Outstanding at March 31, 2024	310,186	$32.63
Releasable at March 31, 2024	141,167	$21.76

Performance-Based Restricted Stock Units

The following table summarizes the performance-based RSU activity for the three months ended March 31, 2024:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	220,656	$36.96
Granted	72,549	43.49
Attained by performance	55,272	33.37
Released	(112,907)	33.85
Forfeited	(7,297)	34.77
Outstanding at March 31, 2024	228,273	$39.86
Releasable at March 31, 2024	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At March 31, 2024 and December 31, 2023, we had 48,372 and 42,062 Cash-Settled RSUs outstanding, respectively. At March 31, 2024 and December 31, 2023, liabilities of $581 and $676, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2024:

	Asset (Liability) Carrying Value at March 31, 2024	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$2,321	$—	$2,321	$—
Foreign currency hedges	$1,831	$—	$1,831	$—
Cross-currency swap	$(289)	$—	$(289)	$—
Qualified replacement plan assets	$12,950	$12,950	$—	$—
Contingent consideration	$(3,511)	$—	$—	$(3,511)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2023:

	Asset (Liability) Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,827	$—	$1,827	$—
Foreign currency hedges	$1,087	$—	$1,087	$—
Cross-currency swap	$(747)	$—	$(747)	$—
Qualified replacement plan assets	$13,392	$13,392	$—	$—
Contingent consideration	$(3,764)	$—	$—	$(3,764)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2023	$3,764
Change in fair value	(253)
Balance at March 31, 2024	$3,511

As of March 31, 2024, approximately $1,076 was recorded in accrued expenses and other liabilities with the remainder in other long-term obligations.

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

NOTE 18 — Income Taxes

The effective tax rates for the three months ended March 31, 2024 and March 31, 2023 are as follows:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Effective tax rate	18.6%	19.2%

The decrease in the effective income tax rate is primarily attributed to tax benefits recorded from a change in the mix of earnings by jurisdiction and a decrease in the impact of foreign withholding taxes. The first quarter 2024 and 2023 effective income tax rates were lower than the U.S. statutory federal income tax rate primarily due to tax benefits recorded upon vesting of RSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

(in thousands of dollars, except percentages and per share amounts)

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations: First Quarter 2024 versus First Quarter 2023

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023	Percent Change	Percentage of Net Sales – 2024	Percentage of Net Sales – 2023
Net sales	$125,750	$145,994	(13.9)%	100.0%	100.0%
Cost of goods sold	80,660	94,342	(14.5)	64.1	64.6
Gross margin	45,090	51,652	(12.7)	35.9	35.4
Selling, general and administrative expenses	22,260	21,979	1.3	17.7	15.1
Research and development expenses	6,601	6,586	0.2	5.2	4.5
Restructuring charges	1,693	912	85.6	1.3	0.6
Total operating expenses	30,554	29,477	3.7	24.3	20.2
Operating earnings	14,536	22,175	(34.4)	11.6	15.2
Total other (expense) income, net	(878)	534	(264.4)	(0.7)	0.4
Earnings before income taxes	13,658	22,709	(39.9)	10.9	15.6
Income tax expense	2,539	4,365	(41.8)	2.0	3.0
Net earnings	$11,119	$18,344	(39.4)%	8.8%	12.6%
Earnings per share:
Diluted net earnings per share	$0.36	$0.58

Net sales were $125,750 in the first quarter of 2024, a decrease of $20,244 or 13.9% from the first quarter of 2023. Net sales to non-transportation markets decreased $12,471 or 17.4% while net sales to transportation markets decreased $7,773 or 10.5%. The decline in net sales was primarily driven by decreased volumes from our distribution and OEM customers in the industrial end market, lower volumes of commercial vehicle related products, and lower sales to transportation customers in China. Changes in foreign exchange rates also decreased net sales by $630 year-over-year primarily due to the U.S. Dollar appreciating compared to the Chinese Renminbi.

Gross margin was $45,090 in the first quarter of 2024, a decrease of $6,562 or 12.7% from the first quarter of 2023. The decrease in gross margin was driven by lower sales volumes. Changes in foreign exchange rates decreased gross margin by $797 year-over-year primarily due to the U.S. Dollar appreciating compared to the Mexican Peso. Income from our hedges materially offset the negative foreign exchange impact. See Note 13 “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Our gross margin percentage increased from 35.4% for the first quarter of 2023 to 35.9% for the first quarter of 2024 primarily due to improved product mix and the impact of certain cost saving actions previously taken as discussed in Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Selling, general and administrative ("SG&A") expenses were $22,260 or 17.7% of net sales in the first quarter of 2024, versus $21,979 or 15.1% of net sales in the first quarter of 2023. The increase in SG&A expenses as a percentage of net sales was primarily driven by lower net sales in the first quarter of 2024.

Research and development (“R&D”) expenses were $6,601 or 5.2% of net sales in the first quarter of 2024 compared to $6,586 or 4.5% of net sales in the first quarter of 2023. Our R&D expenses are in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $1,693 or 1.3% of net sales in the first quarter of 2024 compared to $912 or 0.6% of net sales in the first quarter of 2023. The restructuring charges in the quarter ended March 31, 2024 were primarily related to costs associated with our plant closure and consolidation activities. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Interest expense	$(801)	$(694)
Interest income	1,386	1,063
Other (expense) income, net	(1,463)	165
Total other (expense) income, net	$(878)	$534

Other expense, net for 2024 is primarily driven by foreign currency losses primarily related to the Chinese Renminbi.

	Three Months Ended
	March 31,	March 31,
	2024	2023
Effective tax rate	18.6%	19.2%

Our effective income tax rate was 18.6% and 19.2% in the first quarters of 2024 and 2023, respectively. The decrease in the effective income tax rate is primarily due to tax benefits recorded from a change in the mix of earnings by jurisdiction and a decrease in the impact of foreign withholding taxes.

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

Cash and cash equivalents were $162,425 at March 31, 2024, and $163,876 at December 31, 2023, of which $110,183 and $99,940, respectively, were held outside the United States. Total long-term debt was $67,500 as of March 31, 2024 and $67,500 as of December 31, 2023.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $18,311 during the three months ended March 31, 2024. Components of net cash provided by operating activities included net earnings of $11,119, depreciation and amortization expense of $7,325, other net non-cash items of $132, and a net cash outflow from changes in assets and liabilities of $265.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $4,035, driven by capital expenditures.

Net cash used in investing activities for the three months ended March 31, 2023 was $7,896, driven by payments for the Maglab acquisition and finalization of the TEWA Temperature Sensors SP. Zo.o. (“TEWA”) net working capital adjustment of $3,356 and capital expenditures of $4,540. See Note 3 “Business Acquisitions” in the Notes to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $16,308. The net cash outflow was the result of treasury stock purchases of $11,958 (net of excise taxes unpaid), dividends paid of $1,233, and taxes paid on behalf of equity award participants of $3,117.

Net cash used in financing activities for the three months ended March 31, 2023 was $16,625. The net cash outflow was the result of treasury stock purchases of $8,802, dividends paid of $1,272, taxes paid on behalf of equity award participants of $3,142, and net cash used in the paydown of long-term debt of $3,409.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	March 31,	December 31,
	2024	2023
Total credit facility	$400,000	$400,000
Balance outstanding	67,500	67,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$330,860	$330,860

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility availability to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sub limits for letters of credit, and swingline loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This new unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired on February 12, 2024.

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

The Revolving Credit Facility includes a swingline sublimit of $20,000 and a letter of credit sub limit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at March 31, 2024.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During and as of the three months ended March 31, 2024, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Cummins Inc.	13.6%	14.1%
Toyota Motor Corporation	13.3%	10.7%

No other customer accounted for 10% or more of total net sales during these periods.

Forward‑Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements , but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the potential impact U.S./China relations and the conflict between Russia and Ukraine may have on our business, results of operations and financial condition); the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there have been no material changes in our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 11 "Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no significant changes to our risk factors from those contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity and Use of Proceeds

On February 9, 2023, the Board approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its common stock. The repurchase program had no set expiration date and superseded and replaces the repurchase program approved by the Board in May 2021.

On February 2, 2024, the Board approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock. The new share repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board in February 2023.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
	Purchased	Paid per Share	Programs	Plans or Programs
January 1, 2024 – January 31, 2024	83,939	$42.90	83,939	$9,307,307
February 1, 2024 – February 29, 2024	98,000	$44.81	98,000	$96,454,603
March 1, 2024 – March 31, 2024	90,000	$45.39	90,000	$92,369,338
Total	271,939		271,939

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 1, 2024	Dated: May 1, 2024