Form 10-Q
period 2024-06-30
CTS CORP
filed 2024-07-30
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2024: 30,365,139.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net sales	$130,162	$145,182	$255,912	$291,176
Cost of goods sold	83,790	94,440	164,450	188,782
Gross margin	46,372	50,742	91,462	102,394
Selling, general and administrative expenses	21,332	23,694	43,591	45,673
Research and development expenses	6,086	6,721	12,687	13,307
Restructuring charges	1,190	1,895	2,884	2,807
Operating earnings	17,764	18,432	32,300	40,607
Other income (expense):
Interest expense	(833)	(818)	(1,635)	(1,512)
Interest income	1,441	1,072	2,827	2,135
Other expense, net	(603)	(2,606)	(2,066)	(2,441)
Total other income (expense), net	5	(2,352)	(874)	(1,818)
Earnings before income taxes	17,769	16,080	31,426	38,789
Income tax expense	3,062	3,183	5,600	7,548
Net earnings	$14,707	$12,897	$25,826	$31,241
Earnings per share:
Basic	$0.48	$0.41	$0.84	$0.99
Diluted	$0.48	$0.41	$0.84	$0.98
Basic weighted – average common shares outstanding:	30,511	31,488	30,627	31,560
Effect of dilutive securities	219	197	224	224
Diluted weighted – average common shares outstanding:	30,730	31,685	30,851	31,784
Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net earnings	$14,707	$12,897	$25,826	$31,241
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	(1,675)	830	(944)	1,209
Changes in unrealized pension cost, net of tax	35	4	99	(30)
Cumulative translation adjustment, net of tax	(523)	2,159	(2,644)	3,183
Other comprehensive (loss) earnings	$(2,163)	$2,993	$(3,489)	$4,362
Comprehensive earnings	$12,544	$15,890	$22,337	$35,603

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$161,246	$163,876
Accounts receivable, net	85,380	78,569
Inventories, net	51,670	60,031
Other current assets	16,566	16,873
Total current assets	314,862	319,349
Property, plant and equipment, net	91,759	92,592
Operating lease assets, net	24,181	26,425
Other Assets
Goodwill	156,061	157,638
Other intangible assets, net	96,827	103,957
Deferred income taxes	26,619	25,183
Other	15,313	16,023
Total other assets	294,820	302,801
Total Assets	$725,622	$741,167
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$40,864	$43,499
Operating lease obligations	4,371	4,394
Accrued payroll and benefits	15,286	14,585
Accrued expenses and other liabilities	31,926	34,561
Total current liabilities	92,447	97,039
Long-term debt	65,000	67,500
Long-term operating lease obligations	22,741	24,965
Long-term pension obligations	4,583	4,655
Deferred income taxes	14,314	14,729
Other long-term obligations	3,786	5,457
Total Liabilities	202,871	214,345
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	321,894	319,269
Additional contributed capital	41,586	45,097
Retained earnings	625,614	602,232
Accumulated other comprehensive income (loss)	775	4,264
Total shareholders’ equity before treasury stock	989,869	970,862
Treasury stock	(467,118)	(444,040)
Total shareholders’ equity	522,751	526,822
Total Liabilities and Shareholders’ Equity	$725,622	$741,167

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$25,826	$31,241
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,651	14,175
Pension and other post-retirement plan expense	171	61
Stock-based compensation	2,544	3,235
Asset impairment charges	—	1,324
Deferred income taxes	(1,236)	(553)
Change in fair value of contingent consideration liability	(572)	—
(Loss) gain on foreign currency hedges, net of cash	(278)	228
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,884)	(6,737)
Inventories	7,665	(349)
Operating lease assets	2,244	(3,066)
Other assets	25	(599)
Accounts payable	(2,048)	1,004
Accrued payroll and benefits	899	(6,423)
Operating lease liabilities	(2,248)	3,136
Accrued expenses and other liabilities	(1,736)	(2,017)
Pension and other post-retirement plans	(83)	(53)
Net cash provided by operating activities	37,940	34,607
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,672)	(8,487)
Payments for acquisitions, net of cash acquired	—	(3,359)
Net cash used in investing activities	(8,672)	(11,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(335,000)	(249,732)
Proceeds from borrowings of long-term debt	332,500	243,102
Purchases of treasury stock	(22,892)	(17,562)
Dividends paid	(2,460)	(2,535)
Payment of contingent consideration	(1,076)	—
Taxes paid on behalf of equity award participants	(3,131)	(3,240)
Net cash used in financing activities	(32,059)	(29,967)
Effect of exchange rate changes on cash and cash equivalents	161	1,174
Net decrease in cash and cash equivalents	(2,630)	(6,032)
Cash and cash equivalents at beginning of period	163,876	156,910
Cash and cash equivalents at end of period	$161,246	$150,878
Supplemental cash flow information:
Cash paid for interest	$1,554	$1,720
Cash paid for income taxes, net	$8,064	$9,732
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,943	$1,565
Excise taxes on purchase of treasury stock incurred not paid	$460	$—

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands, except shares and per share amounts)

The following summarizes the changes in total equity for the three and six months ended June 30, 2024:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2023	$319,269	$45,097	$602,232	$4,264	$(444,040)	$526,822
Net earnings	—	—	11,119	—	—	11,119
Changes in fair market value of derivatives, net of tax	—	—	—	730	—	730
Changes in unrealized pension cost, net of tax	—	—	—	65	—	65
Cumulative translation adjustment, net of tax	—	—	—	(2,121)	—	(2,121)
Cash dividends of $0.04 per share	—	—	(1,227)	—	—	(1,227)
Acquired 271,939 shares of treasury stock	—	—	—	—	(12,035)	(12,035)
Issued shares on vesting of restricted stock units	2,589	(5,705)	—	—	—	(3,116)
Stock compensation	—	1,048	—	—	—	1,048
Balances at March 31, 2024	$321,858	$40,440	$612,124	$2,938	$(456,075)	$521,285
Net earnings	—	—	14,707	—	—	14,707
Changes in fair market value of derivatives, net of tax	—	—	—	(1,675)	—	(1,675)
Changes in unrealized pension cost, net of tax	—	—	—	35	—	35
Cumulative translation adjustment, net of tax	—	—	—	(523)	—	(523)
Cash dividends of $0.04 per share	—	—	(1,217)	—	—	(1,217)
Acquired 228,000 shares of treasury stock	—	—	—	—	(11,043)	(11,043)
Issued shares on vesting of restricted stock units	36	(49)	—	—	—	(13)
Stock compensation	—	1,195	—	—	—	1,195
Balances at June 30, 2024	$321,894	$41,586	$625,614	$775	$(467,118)	$522,751

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands, except shares and per share amounts)

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

(in thousands, except for share and per share data)

June 30, 2024

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

Recently issued accounting pronouncements not yet adopted

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”

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

NOTE 2 – Revenue Recognition

The core principle of Accounting Standard Codification (“ASC”) (Topic 606) Revenue from Contracts with Customers is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle:

•
Identify the contract(s) with a customer
•
Identify the performance obligations
•
Determine the transaction price
•
Allocate the transaction price

•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of June 30, 2024 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Transportation	$64,221	$82,021	$130,738	$156,310
Industrial	32,175	34,082	63,238	74,331
Medical	17,832	17,083	34,733	34,115
Aerospace & Defense	15,934	11,996	27,203	26,420
Total	$130,162	$145,182	$255,912	$291,176

The end-market sales for 2023 were adjusted by immaterial amounts to align the classification of certain customers in connection with our most recent acquisitions with our enterprise-level end market information.

NOTE 3 – Business Acquisitions

Maglab AG Acquisition

On February 6, 2023, we acquired 100% of the outstanding shares of Maglab AG (“Maglab”). Maglab has deep expertise in magnetic system design and current measurement solutions for use in e-mobility, industrial automation, and renewable energy applications. Maglab's domain expertise coupled with CTS’ commercial, technical and operational capabilities position us to advance our status as a recognized innovator in electric motor sensing and controls markets.

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

SyQwest, LLC Acquisition

On July 29, 2024, we acquired substantially all of the assets of SyQwest, LLC (“SyQwest”), a leading designer and manufacturer of a broad set of sonar and acoustic sensing solutions primarily for naval applications, for $125 million, net of cash and debt and up to $15 million in future contingent consideration. The SyQwest acquisition will strengthen our strategy and scale in the defense end market.

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	June 30,	December 31,
	2024	2023
Accounts receivable, gross	$86,092	$79,500
Less: Allowance for credit losses	(712)	(931)
Accounts receivable, net	$85,380	$78,569

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	June 30,	December 31,
	2024	2023
Finished goods	$13,645	$20,279
Work-in-process	20,628	19,213
Raw materials	32,232	33,187
Less: Inventory reserves	(14,835)	(12,648)
Inventories, net	$51,670	$60,031

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	June 30,	December 31,
	2024	2023
Land and land improvements	$536	$536
Buildings and improvements	74,178	74,188
Machinery and equipment	265,155	261,435
Less: Accumulated depreciation	(248,110)	(243,567)
Property, plant and equipment, net	$91,759	$92,592

Depreciation expense for the three months ended June 30, 2024 and June 30, 2023 was $4,518 and $4,400, respectively. Depreciation expense for the six months ended June 30, 2024 and June 30, 2023 was $9,018 and $8,807, respectively.

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net pension expense	$54	$66	$106	$133

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Service cost	$—	$—	$4	$5
Interest cost	9	10	6	9
Expected return on plan assets(1)	—	—	(5)	(6)
Amortization of loss	6	5	34	43
Total expense, net	$15	$15	$39	$51

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Service cost	$—	$—	$7	$11
Interest cost	18	19	12	19
Expected return on plan assets(1)	—	—	(10)	(13)
Amortization of loss	12	11	67	86
Total expense, net	$30	$30	$76	$103

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Service cost	$—	$—	$—	$—
Interest cost	48	48	96	96
Amortization of gain	(16)	(84)	(31)	(168)
Total expense (income), net	$32	$(36)	$65	$(72)

NOTE 8 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2023	$157,638
Foreign exchange impact	(1,577)
Goodwill as of June 30, 2024	$156,061

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$143,337	$(66,956)	$76,381
Technology and other intangibles	53,855	(33,409)	20,446
Other intangible assets, net	$197,192	$(100,365)	$96,827

	As of
	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$144,671	$(63,006)	$81,665
Technology and other intangibles	54,052	(31,760)	22,292
Other intangible assets, net	$198,723	$(94,766)	$103,957

Amortization expense for the three months ended June 30, 2024 and June 30, 2023 was $2,807 and $2,857, respectively. Amortization expense for the six months ended June 30, 2024 and June 30, 2023 was $5,633 and $5,368, respectively.

The changes in the gross carrying amounts of intangible assets are due to foreign exchange impacts in the quarter.

Future amortization expense for other intangible assets as of June 30, 2024 is as follows:

Amortization expense
Remaining 2024	$5,476
2025	10,613
2026	10,458
2027	10,399
2028	10,364
Thereafter	49,517
Total amortization expense	$96,827

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
Restructuring charges	$1,190	$1,895

	Six Months Ended
	June 30, 2024	June 30, 2023
Restructuring charges	$2,884	$2,807

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the “September 2020 Plan”). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is estimated to be in the range of $4,100 to $4,200, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $4,024 in program costs to date. During the three months ended June 30, 2024, we recorded $112 in restructuring charges comprised of building and equipment relocation charges. During the six months ended June 30, 2024, we recorded $128 in restructuring charges, comprised of $7 and $121 in workforce reduction and building and equipment relocation charges, respectively. The total restructuring liability associated with these actions was $100 as of June 30, 2024. The total restructuring liability associated with these actions was $83 as of December 31, 2023.

Closure and Consolidation of Juarez Manufacturing Facility and Operations

During the first quarter of 2023, we announced the shutdown of our Juarez manufacturing facility. As a part of this activity, operations from the Juarez plant are being consolidated into our expanded Matamoros facility (collectively, the “Matamoros Consolidation”). The Matamoros Consolidation is substantially complete as of June 30, 2024 with remaining activity expected to be completed later this year. The total restructuring cost of the Matamoros Consolidation is now estimated to be in the range of $5,100 and $5,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. The total restructuring costs incurred as part of the Matamoros Consolidation are $5,009 to date.

During the three months ended June 30, 2024, we incurred $322 in restructuring charges associated with the Matamoros Consolidation, comprised of $55, $135, and $132 in workforce reduction, building and equipment relocation costs and asset impairment and other charges, respectively. During the six months ended June 30, 2024, we incurred $1,310 in restructuring costs associated with the Matamoros Consolidation, comprised of $270, $885, and $155 in workforce reduction, building and equipment relocation costs and asset impairment and other charges, respectively. The restructuring liability associated with the Matamoros Consolidation was $54 and $194 as of June 30, 2024 and December 31, 2023, respectively.

In addition to these charges, we have incurred an additional $1,268 of other costs relating to the Matamoros Consolidation that would not qualify as restructuring charges, but represent duplicative expenses arising from the transition process, such as excess rent, utilities, personnel-related expenses and other costs. This includes $217 in the second quarter and $697 in the first six months of 2024 with the remaining incurred in the 2nd half of 2023.

Other Restructuring Activities

During the three month period ended June 30, 2024, we incurred total other restructuring charges of $757, comprised of $690 and $66 in workforce reduction and asset impairment and other charges, respectively. During the six month period ended June 30, 2024, we incurred total other restructuring charges of $1,477, comprised of $1,075, $287, and $85 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. The workforce reduction charges incurred are for restructuring activities used to adjust our business in response to reduced demand across certain locations and products, while charges incurred in relation to building and equipment relocation costs and other charges are for activities intended to consolidate operations across our site locations. The remaining liability associated with our other restructuring actions was $697 and $246 at June 30, 2024 and December 31, 2023, respectively.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the six months ended June 30, 2024:

Restructuring liability at January 1, 2024	$523
Restructuring charges	2,884
Costs paid	(2,544)
Other activity(1)	(12)
Restructuring liability at June 30, 2024	$851
(1)
Other charges include the effects of currency translation, non-cash asset write-downs, travel, legal and other charges.

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	June 30,	December 31,
	2024	2023
Accrued product-related costs	$1,971	$2,183
Accrued income taxes	5,911	6,899
Accrued property and other taxes	1,273	1,542
Accrued professional fees	1,894	1,232
Accrued customer-related liabilities	1,562	2,167
Dividends payable	1,217	1,233
Remediation reserves	12,130	12,044
Derivative liabilities	463	747
Other accrued liabilities	5,505	6,514
Total accrued expenses and other liabilities	$31,926	$34,561

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	June 30,	December 31,
	2024	2023
Balance at beginning of period	$12,044	$11,048
Remediation expense	749	3,502
Net remediation payments	(664)	(2,497)
Other activity(1)	1	(9)
Balance at end of the period	$12,130	$12,044

(1)
Other activity includes currency translation adjustments not recorded through remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The Company expects its potential exposure to be between $1,900 and $9,955. We have determined that no point within this range is more likely than another and therefore we have recorded a loss estimate of $1,900 as of June 30, 2024 and December 31, 2023 in the Consolidated Balance Sheets.

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

NOTE 12 - Debt

Long-term debt is comprised of the following:

	As of
	June 30,	December 31,
	2024	2023
Total credit facility	$400,000	$400,000
Balance outstanding	65,000	67,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$333,360	$330,860
Weighted-average interest rate	6.59%	6.07%

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sublimits for letters of credit and swing line loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired February 12, 2024.

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 1.49% to 2.49%. Refer to Note 13, “Derivative Financial Instruments,” for further discussion on the impact of interest rate swaps.

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at June 30, 2024. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three and six months ended June 30, 2024 was $48 and $97, respectively. Amortization expense for the three and six months ended June 30, 2023 was $48 and $97, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2024.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2024, we had a net unrealized loss of $216 in accumulated other comprehensive (loss) income, $63 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $35,383 at June 30, 2024.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of June 30, 2024, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $1,183.

Cross-Currency Swap

The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. In order to hedge the Krone-based purchase price for the acquisition of Ferroperm Piezoceramics, A.S. (“Ferroperm”), the Company entered into a cross-currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027.

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive income (loss) until the net investment is sold, diluted or liquidated. At June 30, 2024, we had a net unrealized loss of

$567 in accumulated other comprehensive income (loss). Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2024, are shown in the following table:

	As of
	June 30,	December 31,
	2024	2023
Interest rate swaps reported in Other current assets	$1,183	$1,121
Interest rate swaps reported in Other assets	$1,061	$706
Cross-currency swap reported in Accrued expenses and other liabilities	$(146)	$(747)
Foreign currency hedges reported in Other current assets	$—	$1,087
Foreign currency hedges reported in Accrued expenses and other liabilities	$(319)	$—

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $188 and foreign currency derivative liabilities of $507 at June 30, 2024.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$70	$(63)	$96	$(97)
Cost of goods sold	384	589	1,141	844
Total net gain reclassified from AOCI to earnings	454	526	1,237	747
Total derivative gain on foreign exchange contracts recognized in earnings	$454	$526	$1,237	$747
Interest Rate Swaps:
Income recorded in Interest expense	$371	$441	$776	$817
Cross-Currency Swap:
Income recorded in Interest expense	$95	$136	$189	$295
Total net gains on derivatives	$920	$1,103	$2,202	$1,859

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three and six months ended June 30, 2024 were $629 and $2,136, respectively. Transaction losses for the three and six months ended June 30, 2023 were $2,750 and $2,683, respectively. The impact of these changes are included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended June 30, 2024, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2024	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$4,201	$(1,350)	$(825)	$2,026
Income tax benefit (expense)	(967)	310	190	(467)
Net	3,234	(1,040)	(635)	1,559
Changes in unrealized pension cost:
Gross	(1,057)	—	40	(1,017)
Income tax benefit (expense)	437	—	(5)	432
Net	(620)	—	35	(585)
Cumulative translation adjustment:
Gross	324	(523)	—	(199)
Income tax benefit (expense)	—	—	—	—
Net	324	(523)	—	(199)
Total accumulated other comprehensive income (loss)	$2,938	$(1,563)	$(600)	$775

The components of accumulated other comprehensive income (loss) for the three months ended June 30, 2023 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2023	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$4,403	$2,046	$(967)	$5,482
Income tax benefit (expense)	(1,012)	(471)	222	(1,261)
Net	3,391	1,575	(745)	4,221
Changes in unrealized pension cost:
Gross	(1,226)	—	7	(1,219)
Income tax benefit (expense)	389	—	(3)	386
Net	(837)	—	4	(833)
Cumulative translation adjustment:
Gross	(1,856)	2,159	—	303
Income tax benefit (expense)	—	—	—	—
Net	(1,856)	2,159	—	303
Total accumulated other comprehensive income (loss)	$698	$3,734	$(741)	$3,691

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2024 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2023	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$3,252	$788	(2,014)	$2,026
Income tax benefit (expense)	(749)	(181)	463	(467)
Net	2,503	607	(1,551)	1,559
Changes in unrealized pension cost:
Gross	(1,126)	—	109	(1,017)
Income tax benefit (expense)	442	—	(10)	432
Net	(684)	—	99	(585)
Cumulative translation adjustment:
Gross	2,445	(2,644)	—	(199)
Income tax benefit (expense)	—	—	—	—
Net	2,445	(2,644)	—	(199)
Total accumulated other comprehensive (loss) income	$4,264	$(2,037)	$(1,452)	$775

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2023 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2022	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$3,911	$3,135	(1,564)	$5,482
Income tax benefit (expense)	(899)	(721)	359	(1,261)
Net	3,012	2,414	(1,205)	4,221
Changes in unrealized pension cost:
Gross	(1,179)	—	(40)	(1,219)
Income tax benefit (expense)	376	—	10	386
Net	(803)	—	(30)	(833)
Cumulative translation adjustment:
Gross	(2,880)	3,183	—	303
Income tax benefit (expense)	—	—	—	—
Net	(2,880)	3,183	—	303
Total accumulated other comprehensive (loss) income	$(671)	$5,597	$(1,235)	$3,691

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2024	2023
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,541,709	57,444,228
Shares outstanding	30,421,790	30,824,248
Treasury stock
Shares held	27,119,919	26,619,980

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

During the three and six months ended June 30, 2024, 228,000 and 499,939 shares of common stock were repurchased for $11,129 and $23,207, respectively, across both share repurchase programs. During the three and six months ended June 30, 2023, 197,716 and

395,987 shares of common stock were repurchased for $8,760 and $17,562, respectively. As of June 30, 2024, approximately $81,241 remains available for future purchases.

As of 2023, we are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of June 30, 2024 and December 31, 2023, we had $460 and $359, respectively, recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll-forward of common shares outstanding is as follows:

	Six Months Ended
	June 30,	June 30,
	2024	2023
Balance at the beginning of the year	30,824,248	31,680,890
Repurchases	(499,939)	(395,987)
Restricted share issuances	97,481	109,474
Balance at the end of the period	30,421,790	31,394,377

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three and six months ended June 30, 2024 was 2,391 and 6,461, respectively. The number of outstanding awards that were anti-dilutive for the six months ended June 30, 2023 was 5,000. There were no anti-dilutive shares for the three months ended June 30, 2023.

NOTE 16- Stock-Based Compensation

At June 30, 2024, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan (“2018 Plan”). Future grants can only be made under the 2018 Plan.

These plans allow or allowed (as applicable) for grants of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock awards subject to the terms of the specific plans under which the awards are granted.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Service-based RSUs	$981	$765	$1,875	$1,535
Performance and Market-based RSUs	215	723	370	1,357
Cash-settled RSUs	136	161	299	343
Total	$1,332	$1,649	$2,544	$3,235
Income tax benefit	306	379	585	744
Net expense	$1,026	$1,270	$1,959	$2,491

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	June 30, 2024	Period (years)
Service-based RSUs	$4,260	1.50
Performance and Market-based RSUs	3,708	2.15
Total	$7,968	1.80

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2024:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	723,377	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	621,161	—	—	—	—
Awards available for grant	1,155,462	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the six months ended June 30, 2024:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	280,966	$30.36
Granted	92,296	43.70
Vested and released	(55,417)	37.19
Forfeited	(5,357)	42.11
Outstanding at June 30, 2024	312,488	$32.89
Releasable at June 30, 2024	141,167	$21.76

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the six months ended June 30, 2024:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	220,656	$36.96
Granted	75,498	43.77
Attained by performance	55,272	33.37
Released	(112,907)	33.85
Forfeited	(10,395)	37.33
Outstanding at June 30, 2024	228,124	$39.96
Releasable at June 30, 2024	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2024 and December 31, 2023, we had 48,372 and 42,062 cash-settled RSUs outstanding, respectively. At June 30, 2024 and December 31, 2023, liabilities of $717 and $676, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024:

	Asset (Liability) Carrying Value at June 30, 2024	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$2,244	$—	$2,244	$—
Foreign currency hedges	$(319)	$—	$(319)	$—
Cross-currency swap	$(146)	$—	$(146)	$—
Qualified replacement plan assets	$12,600	$12,600	$—	$—
Contingent consideration	$(2,116)	$—	$—	$(2,116)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023:

	Asset (Liability) Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,827	$—	$1,827	$—
Foreign currency hedges	$1,087	$—	$1,087	$—
Cross-currency swap	$(747)	$—	$(747)	$—
Qualified replacement plan assets	$13,392	$13,392	$—	$—
Contingent consideration	$(3,764)	$—	$—	$(3,764)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2023	$3,764
Change in fair value	(572)
Cash paid	(1,076)
Balance at June 30, 2024	$2,116

As of June 30, 2024, approximately $1,268 was recorded in accrued expenses and other liabilities with the remainder in other long-term obligations.

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

NOTE 18 — Income Taxes

The effective income tax rates for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Effective tax rate	17.2%	19.8%	17.8%	19.5%

Our effective income tax rate was 17.2% and 19.8% in the second quarters of 2024 and 2023, respectively. The decrease in the effective income tax rate is primarily attributable to a mix of earnings taxed at lower rates. The second quarter 2024 effective income tax rate was lower than the U.S. statutory federal tax rate for the same reason as noted above. The second quarter 2023 effective income tax rate was lower than the U.S. statutory federal tax rate primarily due to tax benefits from amended U.S. federal income tax returns.

Our effective income tax rate was 17.8% and 19.5% in the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective income tax rate is primarily attributable to a mix of earnings taxed at lower rates. The effective income tax rate in the first six months of 2024 was lower than the U.S. statutory federal tax rate for the same reason as noted above. The effective income tax rate in the first six months of 2023 was lower than the U.S. statutory federal tax rate primarily due to tax benefits recorded upon vesting of restricted stock units and tax benefits from amended U.S. federal income tax returns.

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

On July 29, 2024, we acquired substantially all of the assets of SyQwest, LLC (“SyQwest”), a leading designer and manufacturer of a broad set of sonar and acoustic sensing solutions primarily for naval applications, for $125 million, net of cash and debt and up to $15 million in future contingent consideration. The SyQwest acquisition will strengthen our strategy and scale in the defense end market.

Results of Operations: Second Quarter 2024 versus Second Quarter 2023

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2024 and June 30, 2023:

	Three Months Ended
	June 30, 2024	June 30, 2023	Percent Change	Percentage of Net Sales – 2024	Percentage of Net Sales – 2023
Net sales	$130,162	$145,182	(10.3)%	100.0%	100.0%
Cost of goods sold	83,790	94,440	(11.3)	64.4	65.0
Gross margin	46,372	50,742	(8.6)	35.6	35.0
Selling, general and administrative expenses	21,332	23,694	(10.0)	16.4	16.3
Research and development expenses	6,086	6,721	(9.4)	4.7	4.6
Restructuring charges	1,190	1,895	(37.2)	0.9	1.3
Total operating expenses	28,608	32,310	(11.5)	22.0	22.3
Operating earnings	17,764	18,432	(3.6)	13.6	12.7
Total other income (expense), net	5	(2,352)	(100.2)	—	(1.6)
Earnings before income taxes	17,769	16,080	10.5	13.7	11.1
Income tax expense	3,062	3,183	(3.8)	2.4	2.2
Net earnings	$14,707	$12,897	14.0%	11.3%	8.9%
Earnings per share:
Diluted net earnings per share	$0.48	$0.41

Net sales were $130,162 in the second quarter of 2024, a decrease of $15,020 or 10.3% from the second quarter of 2023. Net sales to the transportation market decreased $17,800 or 21.7% while net sales to non-transportation markets increased $2,780 or 4.4%. The overall decline in net sales was primarily driven by decreased volumes from our commercial vehicle related products and lower sales to transportation customers in China. Changes in foreign exchange rates decreased net sales by $552 year-over-year primarily due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro.

Gross margin was $46,372 in the second quarter of 2024, a decrease of $4,370 or 8.6% from the second quarter of 2023. The year over year decrease was driven by lower sales volumes.

Our gross margin percentage increased from 35.0% for the second quarter of 2023 to 35.6% for the second quarter of 2024 primarily due to improved product mix and the impact of certain cost saving actions previously taken as discussed in Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Additionally, changes in foreign exchange rates had a net benefit on our gross margin of approximately $414 primarily from our Mexican Peso hedges. See Note 13 “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Selling, general and administrative (“SG&A”) expenses were $21,332 or 16.4% of net sales in the second quarter of 2024 versus $23,694 or 16.3% of net sales in the second quarter of 2023. Research and development (“R&D”) expenses were $6,086 or 4.7% of net sales in the second quarter of 2024 compared to $6,721 or 4.6% of net sales in the comparable quarter of 2023.

Restructuring charges were $1,190 or 1.3% of net sales in the second quarter of 2024 compared to $1,895 or 1.3% of net sales in the second quarter of 2023. The restructuring charges in the quarter ended June 30, 2024 were primarily related to actions undertaken to better align our cost structure with lower end-market demand. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2024	2023
Interest expense	$(833)	$(818)
Interest income	1,441	1,072
Other expense, net	(603)	(2,606)
Total other income (expense), net	$5	$(2,352)

Other expense, net for the quarter ended June 30, 2024 is primarily driven by foreign currency losses, particularly related to the Chinese Renminbi and Mexican Peso, primarily offset by higher interest income from our cash and cash equivalent balances.

	Three Months Ended
	June 30,	June 30,
	2024	2023
Effective tax rate	17.2%	19.8%

Our effective income tax rate was 17.2% and 19.8% in the second quarters of 2024 and 2023, respectively. The decrease in the effective income tax rate is primarily attributable to a mix of earnings taxed at lower rates.

Results of Operations: Six Months ended June 30, 2024 versus Six Months Ended June 30, 2023

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2024, and June 30, 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023	Percent Change	Percentage of Net Sales – 2024	Percentage of Net Sales – 2023
Net sales	$255,912	$291,176	(12.1)%	100.0%	100.0%
Cost of goods sold	164,450	188,782	(12.9)	64.3	64.8
Gross margin	91,462	102,394	(10.7)	35.7	35.2
Selling, general and administrative expenses	43,591	45,673	(4.6)	17.0	15.7
Research and development expenses	12,687	13,307	(4.7)	5.0	4.6
Restructuring charges	2,884	2,807	2.7	1.1	1.0
Total operating expenses	59,162	61,787	(4.2)	23.1	21.2
Operating earnings	32,300	40,607	(20.5)	12.6	13.9
Total other expense, net	(874)	(1,818)	(51.9)	(0.3)	(0.6)
Earnings before income taxes	31,426	38,789	(19.0)	12.3	13.3
Income tax expense	5,600	7,548	(25.8)	2.2	2.6
Net earnings	$25,826	$31,241	(17.3)%	10.1%	10.7%
Earnings per share:
Diluted net earnings per share	$0.84	$0.98

Net sales were $255,912 in the six months ended June 30, 2024, a decrease of $35,264 or 12.1% from the six months ended June 30, 2023. Net sales to the transportation market decreased $25,572 or 16.4% while net sales to non-transportation markets decreased $9,692 or 7.2%. The decline in overall net sales was primarily driven by lower volumes of commercial vehicle related products, lower sales to transportation customers in China and decreased volumes from our OEM customers in the industrial end market. Changes in foreign exchange rates decreased net sales for the six months ended June 30, 2024 by $1,182 due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro.

Gross margin was $91,462 for the six months ended June 30, 2024, a decrease of $10,932 or 10.7% from the six months ended June 30, 2023. The year over year decrease in gross margin was primarily driven by lower sales volumes.

Our gross margin percentage increased from 35.2% in the first six months of 2023 to 35.7% for first six months of 2024 primarily due to improved product mix and the impact of certain cost saving actions previously taken as discussed in Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Additionally, changes in foreign exchange rates had a net benefit on our gross margin of approximately $400 primarily from our Mexican Peso hedges. See Note 13 “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

SG&A expenses were $43,591 or 17.0% of net sales for the six months ended June 30, 2024 versus $45,673 or 15.7% of net sales for the six months ended June 30, 2023. R&D expenses were $12,687 or 5.0% of net sales for the six months ended June 30, 2024 compared to $13,307 or 4.6% of net sales for the six months ended June 30, 2023.

Restructuring charges were $2,884 or 1.1% of net sales for the six months ended June 30, 2024 compared to $2,807 or 1.0% of net sales for the six months ended June 30, 2023. The restructuring charges were primarily related to actions undertaken to better align our cost structure with lower end-market demand. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2024	2023
Interest expense	$(1,635)	$(1,512)
Interest income	2,827	2,135
Other expense, net	(2,066)	(2,441)
Total other expense, net	$(874)	$(1,818)

The reduction in total other expense, net was primarily driven by higher interest income from our short-term investments classified as cash equivalents and lower expense related to foreign exchange losses.

	Six Months Ended
	June 30,	June 30,
	2024	2023
Effective tax rate	17.8%	19.5%

Our effective income tax rate was 17.8% and 19.5% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective income tax rate is primarily attributable to a mix of earnings taxed at lower rates.

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

Cash and cash equivalents were $161,246 at June 30, 2024, and $163,876 at December 31, 2023, of which $117,210 and $99,940, respectively, were held outside the United States. Total long-term debt was $65,000 as of June 30, 2024 and $67,500 as of December 31, 2023.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $37,940 during the six months ended June 30, 2024. Components of net cash provided by operating activities included net earnings of $25,826, depreciation and amortization expense of $14,651, other net non-cash items of $629, and a net cash outflow from changes in assets and liabilities of $3,166.

Net cash provided by operating activities was $34,607 during the six months ended June 30, 2023. Components of net cash provided by operating activities included net earnings of $31,241, depreciation and amortization expense of $14,175, other net non-cash items of $4,295, and a net cash outflow from changes in assets and liabilities of $15,104 primarily driven by 2022’s annual bonus payout and an increase in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $8,672, driven by payments on capital expenditures.

Net cash used in investing activities for the six months ended June 30, 2023 was $(11,846), driven by payments for the Maglab acquisition, finalization of the TEWA Temperature Sensors SP. Zo.o. (“TEWA”) net working capital adjustment of $3,359 and capital expenditures of $8,487. See Note 3 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $(32,059). The net cash outflow was the result of treasury stock purchases of $22,892, net cash used in the paydown of long-term debt of $2,500, taxes paid on behalf of equity award participants of $3,131, payments of contingent consideration of $1,076 and dividends paid of $2,460.

Net cash used in financing activities for the six months ended June 30, 2023 was $(29,967). The net cash outflow was the result of treasury stock purchases of $17,562, net cash used in the paydown of long-term debt of $6,630, taxes paid on behalf of equity award participants of $3,240, and dividends paid of $2,535.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	June 30,	December 31,
	2024	2023
Total credit facility	$400,000	$400,000
Balance outstanding	65,000	67,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$333,360	$330,860

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility availability to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sublimits for letters of credit, and swing line loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This new unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired February 12, 2024.

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

The Revolving Credit Facility includes a swing-line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at June 30, 2024.

Acquisition

On July 29, 2024, we acquired substantially all of the assets of SyQwest, LLC for $125 million and additional earn out payments based on future performance. The acquisition was funded by a combination of cash on hand and borrowings under our Revolving Credit Facility.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During and as of the three and six months ended June 30, 2024, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cummins Inc.	13.1%	18.6%	13.4%	16.4%
Toyota Motor Corporation	11.9%	12.6%	12.6%	11.7%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our non-transportation end market exposure.

Forward‑Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements , but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions including, without limitation the integration of SyQwest, LLC.; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the potential impact U.S./China relations and the conflict between Russia and Ukraine may have on our business, results of operations and financial condition); the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’

forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023. During the six months ended June 30, 2024, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 11 "Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2024, the Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock. The share repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board of Directors in February 2023.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
Period	Purchased	Paid per Share	Programs	Plans or Programs
April 1, 2024 - April 30, 2024	110,000	$45.84	110,000	$87,326,931
May 1, 2024 - May 31, 2024	70,500	$51.08	70,500	$83,725,926
June 1, 2024 - June 30, 2024	47,500	$52.32	47,500	$81,240,612
Total	228,000		228,000

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(3)(1)	Amended and Restated Bylaws of CTS Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 13, 2024)
(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation	CTS Corporation

/s/ Thomas M. White	/s/ Ashish Agrawal
Thomas M. White	Ashish Agrawal
Corporate Controller (Principal Accounting Officer)	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: July 30, 2024	Dated: July 30, 2024