Form 10-Q
period 2024-09-30
CTS CORP
filed 2024-10-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2024: 30,115,545.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net sales	$132,424	$134,552	$388,336	$425,728
Cost of goods sold	82,636	88,151	247,086	276,933
Gross margin	49,788	46,401	141,250	148,795
Selling, general and administrative expenses	22,509	18,666	66,100	64,339
Research and development expenses	5,031	6,321	17,718	19,628
Restructuring charges	773	3,226	3,657	6,033
Operating earnings	21,475	18,188	53,775	58,795
Other income (expense):
Interest expense	(1,307)	(997)	(2,942)	(2,509)
Interest income	973	952	3,800	3,087
Other income (expense), net	1,306	594	(761)	(1,847)
Total other income (expense), net	972	549	97	(1,269)
Earnings before income taxes	22,447	18,737	53,872	57,526
Income tax expense	3,764	4,766	9,364	12,314
Net earnings	$18,683	$13,971	$44,508	$45,212
Earnings per share:
Basic	$0.62	$0.45	$1.46	$1.44
Diluted	$0.61	$0.44	$1.45	$1.43
Basic weighted – average common shares outstanding:	30,300	31,302	30,517	31,474
Effect of dilutive securities	236	209	230	216
Diluted weighted – average common shares outstanding:	30,536	31,511	30,747	31,690
Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net earnings	$18,683	$13,971	$44,508	$45,212
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	(2,460)	(392)	(3,404)	816
Changes in unrealized pension cost, net of tax	(5)	22	94	(7)
Cumulative translation adjustment, net of tax	3,707	(3,996)	1,063	(812)
Other comprehensive earnings (loss)	$1,242	$(4,366)	$(2,247)	$(3)
Comprehensive earnings	$19,925	$9,605	$42,261	$45,209

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$94,875	$163,876
Accounts receivable, net	86,355	78,569
Inventories, net	57,288	60,031
Other current assets	17,043	16,873
Total current assets	255,561	319,349
Property, plant and equipment, net	93,465	92,592
Operating lease assets, net	23,689	26,425
Other Assets
Goodwill	194,821	157,638
Other intangible assets, net	180,872	103,957
Deferred income taxes	26,837	25,183
Other	14,147	16,023
Total other assets	416,677	302,801
Total Assets	$789,392	$741,167
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,951	$43,499
Operating lease obligations	4,591	4,394
Accrued payroll and benefits	17,008	14,585
Accrued expenses and other liabilities	37,249	34,561
Total current liabilities	103,799	97,039
Long-term debt	102,700	67,500
Long-term operating lease obligations	22,016	24,965
Long-term pension obligations	4,561	4,655
Deferred income taxes	13,784	14,729
Other long-term obligations	11,726	5,457
Total Liabilities	258,586	214,345
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock	321,924	319,269
Additional contributed capital	42,908	45,097
Retained earnings	643,088	602,232
Accumulated other comprehensive income (loss)	2,017	4,264
Total shareholders’ equity before treasury stock	1,009,937	970,862
Treasury stock	(479,131)	(444,040)
Total shareholders’ equity	530,806	526,822
Total Liabilities and Shareholders’ Equity	$789,392	$741,167

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,508	$45,212
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,644	21,425
Pension and other post-retirement plan expense	255	102
Stock-based compensation	3,992	4,641
Asset impairment charges	—	1,324
Deferred income taxes	(1,783)	(1,338)
Change in fair value of contingent consideration liability	(739)	—
(Loss) gain on foreign currency hedges, net of cash	(479)	326
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,972)	197
Inventories	11,346	(3,972)
Operating lease assets	3,400	(4,843)
Other assets	1,081	(1,089)
Accounts payable	(146)	(1,826)
Accrued payroll and benefits	2,413	(7,342)
Operating lease liabilities	(3,416)	4,769
Accrued expenses and other liabilities	(2,645)	(750)
Pension and other post-retirement plans	(124)	(94)
Net cash provided by operating activities	73,335	56,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,543)	(11,236)
Payments for acquisitions, net of cash acquired	(121,912)	(3,359)
Net cash used in investing activities	(134,455)	(14,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(600,600)	(593,307)
Proceeds from borrowings of long-term debt	635,800	586,301
Purchases of treasury stock	(34,787)	(25,890)
Dividends paid	(3,677)	(3,792)
Payment of contingent consideration	(1,076)	—
Taxes paid on behalf of equity award participants	(3,154)	(3,249)
Net cash used in financing activities	(7,494)	(39,937)
Effect of exchange rate changes on cash and cash equivalents	(387)	992
Net (decrease) increase in cash and cash equivalents	(69,001)	3,202
Cash and cash equivalents at beginning of period	163,876	156,910
Cash and cash equivalents at end of period	$94,875	$160,112
Supplemental cash flow information:
Cash paid for interest	$2,776	$2,350
Cash paid for income taxes, net	$12,143	$15,129
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$2,360	$1,687
Excise taxes on purchase of treasury stock incurred not paid	$664	$—

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands, except shares and per share amounts)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2024:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2023	$319,269	$45,097	$602,232	$4,264	$(444,040)	$526,822
Net earnings	—	—	11,119	—	—	11,119
Changes in fair market value of derivatives, net of tax	—	—	—	730	—	730
Changes in unrealized pension cost, net of tax	—	—	—	65	—	65
Cumulative translation adjustment, net of tax	—	—	—	(2,121)	—	(2,121)
Cash dividends of $0.04 per share	—	—	(1,227)	—	—	(1,227)
Acquired 271,939 shares of treasury stock	—	—	—	—	(12,035)	(12,035)
Issued shares on vesting of restricted stock units	2,589	(5,705)	—	—	—	(3,116)
Stock compensation	—	1,048	—	—	—	1,048
Balances at March 31, 2024	$321,858	$40,440	$612,124	$2,938	$(456,075)	$521,285
Net earnings	—	—	14,707	—	—	14,707
Changes in fair market value of derivatives, net of tax	—	—	—	(1,675)	—	(1,675)
Changes in unrealized pension cost, net of tax	—	—	—	35	—	35
Cumulative translation adjustment, net of tax	—	—	—	(523)	—	(523)
Cash dividends of $0.04 per share	—	—	(1,217)	—	—	(1,217)
Acquired 228,000 shares of treasury stock	—	—	—	—	(11,043)	(11,043)
Issued shares on vesting of restricted stock units	36	(49)	—	—	—	(13)
Stock compensation	—	1,195	—	—	—	1,195
Balances at June 30, 2024	$321,894	$41,586	$625,614	$775	$(467,118)	$522,751
Net earnings	—	—	18,683	—	—	18,683
Changes in fair market value of derivatives, net of tax	—	—	—	(2,460)	—	(2,460)
Changes in unrealized pension cost, net of tax	—	—	—	(5)	—	(5)
Cumulative translation adjustment, net of tax	—	—	—	3,707	—	3,707
Cash dividends of $0.04 per share	—	—	(1,209)	—	—	(1,209)
Acquired 244,500 shares of treasury stock	—	—	—	—	(12,013)	(12,013)
Issued shares on vesting of restricted stock units	30	(54)	—	—	—	(24)
Stock compensation	—	1,376	—	—	—	1,376
Balances at September 30, 2024	$321,924	$42,908	$643,088	$2,017	$(479,131)	$530,806

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

September 30, 2024

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

Recently issued accounting pronouncements not yet adopted

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under Accounting Standard Codification (“ASC”) 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and intends to adopt and report on this topic within the Company’s Annual Report on Form 10-K for the year ending December 31, 2024.

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

NOTE 2 – Revenue Recognition

The core principle of ASC (Topic 606) Revenue from Contracts with Customers (Topic 606) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle:

•
Identify the contract(s) with a customer
•
Identify the performance obligations
•
Determine the transaction price
•
Allocate the transaction price

•
Recognize revenue when the performance obligations are met

We recognize revenue when the performance obligations specified in our contracts have been satisfied, after considering the impact of variable consideration and other factors that may affect the transaction price. Our contracts normally contain a single performance obligation that is fulfilled on the date of delivery or shipment based on shipping terms stipulated in the contract. We usually expect payment within 30 to 90 days from the shipping date, depending on our terms with the customer. None of our contracts as of September 30, 2024 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	September 30,	December 31,
	2024	2023
Contract Assets
Unbilled customer receivables included in Other current assets	$2,662	$—
Total Contract Assets	$2,662	$—

Contract Liabilities
Customer advance payments included in Accrued expenses and other liabilities	$(2,929)	$—
Total Contract Liabilities	$(2,929)	$—

During the nine months ended September 30, 2024, our acquisition of SyQwest, LLC. (“SyQwest”) increased our contract assets and liabilities by $2,662 and $2,929, respectively from December 31, 2023. Further information regarding this acquisition, including the assets acquired and liabilities assumed is included in Note 3 – “Business Acquisitions”. There was no revenue recognized during the nine months ended September 30, 2024 from our contract liabilities that existed as of December 31, 2023.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Transportation	$63,031	$75,991	$193,769	$232,299
Industrial	30,747	30,187	93,985	104,519
Medical	18,020	17,477	52,754	51,591
Aerospace & Defense	20,626	10,897	47,828	37,319
Total	$132,424	$134,552	$388,336	$425,728

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

SyQwest, LLC Acquisition

On July 29, 2024, we acquired 100% of the outstanding membership interests of SyQwest a leading designer and manufacturer of a broad set of sonar and acoustic sensing solutions primarily for naval applications. The SyQwest acquisition will strengthen our strategy and scale in the defense end market.

The purchase price, which includes estimated changes in working capital, of $130,027 has been allocated to the fair values of assets and liabilities acquired as of July 29, 2024. The allocation of the purchase price continues to be preliminary, pending the completion of the valuation of intangible assets and finalization of management’s estimates. The information included below represents our current estimate of the purchase price allocation.

The following tables summarize the purchase price, the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition of SyQwest:

Consideration Paid
Cash paid, net of cash acquired of $1,410	$121,912
Contingent consideration	8,115
Purchase price	$130,027

Fair Values at July 29, 2024
Accounts receivable	$770
Inventory	8,625
Other current assets	1,476
Property, plant and equipment	1,461
Other assets	684
Goodwill	36,768
Intangible assets	85,791
Fair value of assets acquired	135,575
Less fair value of liabilities acquired	(5,548)
Purchase price	$130,027

Goodwill represents the value the Company expects to be created by combining the operations of the acquired business with the Company’s operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The Company recorded a $2,087 step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up is being amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with $1,391 recognized in the third quarter of 2024 and the remaining charges expected to be recognized in the fourth quarter of 2024.

Intangible assets acquired have been assigned a provisional value of $85,791 with an estimated weighted average amortization period of 15 years. They are included as customer lists/relationships in our Condensed Consolidated Balance Sheets and subsequent notes. Due to the timing of the acquisition, the identification and valuation of all intangible assets remains incomplete; however, management used historical experience and projections to estimate the potential value at September 30, 2024. The amount and assumptions included above remain an estimate that will be adjusted once purchase accounting is complete.

All contingent consideration is payable in cash and is based on the achievement of certain project and earnings metrics through the fiscal year ending December 31, 2026. The Company recorded $8,115 as the acquisition date fair value of the contingent consideration based on the estimate of the probability of achieving the performance targets. This amount is also reflected as an addition to the purchase price and is recorded within other long-term obligations within the Condensed Consolidated Balance Sheets. The contingent consideration has a maximum payout of $15,000.

Supplemental pro forma disclosures are not included as the amounts are deemed to be immaterial.

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	September 30,	December 31,
	2024	2023
Accounts receivable, gross	$87,074	$79,500
Less: Allowance for credit losses	(719)	(931)
Accounts receivable, net	$86,355	$78,569

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	September 30,	December 31,
	2024	2023
Finished goods	$11,383	$20,279
Work-in-process	24,744	19,213
Raw materials	36,361	33,187
Less: Inventory reserves	(15,200)	(12,648)
Inventories, net	$57,288	$60,031

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	September 30,	December 31,
	2024	2023
Land and land improvements	$398	$536
Buildings and improvements	72,714	74,188
Machinery and equipment	263,699	261,435
Less: Accumulated depreciation	(243,346)	(243,567)
Property, plant and equipment, net	$93,465	$92,592

Depreciation expense for the three months ended September 30, 2024 and September 30, 2023 was $4,255 and $4,422, respectively. Depreciation expense for the nine months ended September 30, 2024 and September 30, 2023 was $13,273 and $13,229, respectively.

NOTE 7 – Retirement Plans

Pension Plans

Net pension expense for our domestic and foreign plans included in other expense, net in the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net pension expense	$52	$79	$158	$212

The components of net pension expense for our domestic and foreign plans include the following:

	Domestic Pension Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Service cost	$—	$—	$3	$6
Interest cost	9	10	6	10
Expected return on plan assets(1)	—	12	(5)	(7)
Amortization of loss	6	5	33	43
Total expense, net	$15	$27	$37	$52

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

	Domestic Pension Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Service cost	$—	$—	$10	$17
Interest cost	27	29	18	29
Expected return on plan assets(1)	—	12	(15)	(20)
Amortization of loss	18	16	100	129
Total expense, net	$45	$57	$113	$155

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.

Other Post-retirement Benefit Plan

Net post-retirement expense for our other post-retirement plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Service cost	$—	$—	$—	$—
Interest cost	47	48	143	144
Amortization of gain	(16)	(85)	(47)	(253)
Total expense (income), net	$31	$(37)	$96	$(109)

NOTE 8 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2023	$157,638
Increase due to acquisitions	36,768
Foreign exchange impact	415
Goodwill as of September 30, 2024	$194,821

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$231,203	$(70,298)	$160,905
Technology and other intangibles	54,140	(34,173)	19,967
Other intangible assets, net	$285,343	$(104,471)	$180,872

	As of
	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$144,671	$(63,006)	$81,665
Technology and other intangibles	54,052	(31,760)	22,292
Other intangible assets, net	$198,723	$(94,766)	$103,957

Amortization expense for the three months ended September 30, 2024 and September 30, 2023 was $3,738 and $2,828, respectively. Amortization expense for the nine months ended September 30, 2024 and September 30, 2023 was $9,371 and $8,196, respectively.

The changes in the gross carrying amounts of intangible assets are due to the SyQwest acquisition and foreign exchange impacts in the quarter.

Future amortization expense for other intangible assets as of September 30, 2024 is as follows:

Amortization expense
Remaining 2024	$4,375
2025	16,484
2026	16,324
2027	16,265
2028	16,230
Thereafter	111,194
Total amortization expense	$180,872

NOTE 9 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023
Restructuring charges	$773	$3,226

	Nine Months Ended
	September 30, 2024	September 30, 2023
Restructuring charges	$3,657	$6,033

September 2020 Plan

In September 2020, we initiated a restructuring plan focused on optimizing our manufacturing footprint and improving operational efficiency by better utilizing our systems capabilities (the “September 2020 Plan”). This plan includes transitioning certain administrative functions to a shared service center, realignment of manufacturing locations, and certain other efficiency improvement actions. The restructuring cost of the September 2020 Plan is estimated to be in the range of $3,868 to $4,200, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. We have incurred $3,868 in program costs to date. During the three months ended September 30, 2024, we recorded $(156) in accrual adjustment for restructuring charges pertaining to building and equipment relocation charges. During the nine months ended September 30, 2024, we recorded ($28) in restructuring charges and accrual adjustments, comprised of $7 and $(35) in workforce reduction and building and equipment relocation charges, respectively. As of September 30, 2024 there was no liability associated with the September 2020 Plan. The total restructuring liability associated with these actions was $83 as of December 31, 2023. These restructuring actions were completed as of September 30, 2024.

Closure and Consolidation of Juarez Manufacturing Facility and Operations

During the first quarter of 2023, we announced the shutdown of our Juarez manufacturing facility. As a part of this activity, operations from the Juarez plant are being consolidated into our expanded Matamoros facility (collectively, the “Matamoros Consolidation”). The Matamoros Consolidation is substantially complete as of September 30, 2024 with remaining activity expected to be completed later this year. The total restructuring cost of the Matamoros Consolidation is now estimated to be in the range of $5,150 and $5,500, including workforce reduction charges, building and equipment relocation charges and other contract and asset-related costs. The total restructuring costs incurred as part of the Matamoros Consolidation are $5,116 through September 30, 2024.

During the three months ended September 30, 2024, we incurred $106 in restructuring charges associated with the Matamoros Consolidation, comprised of $97, and $9 in building and equipment relocation costs and asset impairment and other charges, respectively. During the nine months ended September 30, 2024, we incurred $1,416 in restructuring costs associated with the Matamoros Consolidation, comprised of $270, $983, and $163 in workforce reduction, building and equipment relocation costs and asset impairment and other charges, respectively. The restructuring liability associated with the Matamoros Consolidation was $79 and $194 as of September 30, 2024 and December 31, 2023, respectively.

In addition to these charges, we have incurred an additional $1,268 of other costs relating to the Matamoros Consolidation that would not qualify as restructuring charges, but represent duplicative expenses arising from the transition process, such as excess rent, utilities, personnel-related expenses and other costs. This includes $697 in the first nine months of 2024 with the other costs incurred in the second half of 2023.

Other Restructuring Activities

During the three month period ended September 30, 2024, we incurred total other restructuring charges of $822, comprised of $746 and $76 in workforce reduction and asset impairment and other charges, respectively. During the nine month period ended September 30, 2024, we incurred total other restructuring charges of $2,269, comprised of $1,821, $286, and $161 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. The workforce reduction charges incurred are for restructuring activities used to adjust our business in response to reduced demand across certain locations and products, while charges incurred in relation to building and equipment relocation costs and other charges are for activities intended to consolidate operations across our site locations. The remaining liability associated with our other restructuring actions was $887 and $246 at September 30, 2024 and December 31, 2023, respectively.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for all plans for the nine months ended September 30, 2024:

Restructuring liability at January 1, 2024	$523
Restructuring charges	3,657
Costs paid	(3,205)
Other activity(1)	(9)
Restructuring liability at September 30, 2024	$966
(1)
Other charges include the effects of currency translation, non-cash asset write-downs, travel, legal and other charges.

NOTE 10 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	September 30,	December 31,
	2024	2023
Accrued product-related costs	$2,025	$2,183
Accrued income taxes	5,743	6,899
Accrued property and other taxes	1,906	1,542
Accrued professional fees	1,902	1,232
Accrued customer-related liabilities	4,864	2,167
Dividends payable	1,207	1,233
Remediation reserves	10,756	12,044
Derivative liabilities	2,818	747
Other accrued liabilities	6,028	6,514
Total accrued expenses and other liabilities	$37,249	$34,561

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	September 30,	December 31,
	2024	2023
Balance at beginning of period	$12,044	$11,048
Remediation expense(1)	(206)	3,502
Net remediation payments	(1,083)	(2,497)
Other activity(2)	1	(9)
Balance at end of the period	$10,756	$12,044

(1)
Remediation expense includes the release of our remediation reserve of $1,144 related to the sale and transfer of our Hopkinton, MA facility.
(2)
Other activity includes currency translation adjustments not recorded to remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a pre-litigation letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The matter remains in the pre-litigation phase. The Company expects its potential exposure to be between $1,900 and $9,955. We have determined that no point within this range is more likely than another and, therefore, we have recorded a loss estimate of $1,900 as of September 30, 2024 and December 31, 2023 in the Consolidated Balance Sheets.

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

NOTE 12 - Debt

Long-term debt is comprised of the following:

	As of
	September 30,	December 31,
	2024	2023
Total credit facility	$400,000	$400,000
Balance outstanding	102,700	67,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$295,660	$330,860
Weighted-average interest rate	6.57%	6.07%

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

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at September 30, 2024. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three and nine months ended September 30, 2024 was $48 and $145, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $48 and $145, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2024.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2024, we had a net unrealized loss of $2,168 in accumulated other comprehensive income (loss), $1,649 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $35,628 at September 30, 2024.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of September 30, 2024, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $667.

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

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive income (loss) until the net investment is sold, diluted or liquidated. At September 30, 2024, we had a net unrealized loss of $1,166 in accumulated other comprehensive income (loss). Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2024, are shown in the following table:

	As of
	September 30,	December 31,
	2024	2023
Interest rate swaps reported in Other current assets	$667	$1,121
Interest rate swaps reported in Other assets	$334	$706
Cross-currency swap reported in Accrued expenses and other liabilities	$(741)	$(747)
Foreign currency hedges reported in Other current assets	$—	$1,087
Foreign currency hedges reported in Accrued expenses and other liabilities	$(2,073)	$—

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were no foreign currency derivative assets and foreign currency derivative liabilities of $2,073 at September 30, 2024.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$9	$(37)	$106	$(134)
Cost of goods sold	64	949	1,205	1,793
Total net gain reclassified from AOCI to earnings	73	912	1,311	1,659
Total derivative gain on foreign exchange contracts recognized in earnings	$73	$912	$1,311	$1,659
Interest Rate Swaps:
Income recorded in Interest expense	$364	$481	$1,140	$1,298
Cross-Currency Swap:
Income recorded in Interest expense	$86	$119	$275	$414
Total net gains on derivatives	$523	$1,512	$2,726	$3,371

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains (losses) for the three and nine months ended September 30, 2024 were $1,319 and $(817), respectively. Transaction gains (losses) for the three and nine months ended September 30, 2023 were $365 and $(2,317), respectively. The impact of these changes are included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended September 30, 2024, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2024	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$2,026	$(2,758)	$(437)	$(1,169)
Income tax benefit (expense)	(467)	634	101	268
Net	1,559	(2,124)	(336)	(901)
Changes in unrealized pension cost:
Gross	(1,017)	—	(4)	(1,021)
Income tax benefit (expense)	432	—	(1)	431
Net	(585)	—	(5)	(590)
Cumulative translation adjustment:
Gross	(199)	3,707	—	3,508
Income tax benefit (expense)	—	—	—	—
Net	(199)	3,707	—	3,508
Total accumulated other comprehensive income (loss)	$775	$1,583	$(341)	$2,017

The components of accumulated other comprehensive income (loss) for the three months ended September 30, 2023 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2023	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$5,482	$882	$(1,392)	$4,972
Income tax benefit (expense)	(1,261)	(203)	321	(1,143)
Net	4,221	679	(1,071)	3,829
Changes in unrealized pension cost:
Gross	(1,219)	—	25	(1,194)
Income tax benefit (expense)	386	—	(3)	383
Net	(833)	—	22	(811)
Cumulative translation adjustment:
Gross	303	(3,996)	—	(3,693)
Income tax benefit (expense)	—	—	—	—
Net	303	(3,996)	—	(3,693)
Total accumulated other comprehensive income (loss)	$3,691	$(3,317)	$(1,049)	$(675)

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2023	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$3,252	$(1,970)	$(2,451)	$(1,169)
Income tax benefit (expense)	(749)	453	564	268
Net	2,503	(1,517)	(1,887)	(901)
Changes in unrealized pension cost:
Gross	(1,126)	—	105	(1,021)
Income tax benefit (expense)	442	—	(11)	431
Net	(684)	—	94	(590)
Cumulative translation adjustment:
Gross	2,445	1,063	—	3,508
Income tax benefit (expense)	—	—	—	—
Net	2,445	1,063	—	3,508
Total accumulated other comprehensive (loss) income	$4,264	$(454)	$(1,793)	$2,017

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2022	in OCI	to Earnings	2023
Changes in fair market value of derivatives:
Gross	$3,911	$4,017	$(2,956)	$4,972
Income tax benefit (expense)	(899)	(924)	680	(1,143)
Net	3,012	3,093	(2,276)	3,829
Changes in unrealized pension cost:
Gross	(1,179)	—	(15)	(1,194)
Income tax benefit (expense)	376	—	7	383
Net	(803)	—	(8)	(811)
Cumulative translation adjustment:
Gross	(2,880)	(813)	—	(3,693)
Income tax benefit (expense)	—	—	—	—
Net	(2,880)	(813)	—	(3,693)
Total accumulated other comprehensive (loss) income	$(671)	$2,280	$(2,284)	$(675)

NOTE 15 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2024	2023
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,542,558	57,444,228
Shares outstanding	30,178,139	30,824,248
Treasury stock
Shares held	27,364,419	26,619,980

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

During the three and nine months ended September 30, 2024, 244,500 and 744,439 shares of common stock were repurchased for $11,930 and $35,137, respectively, across both share repurchase programs. During the three and nine months ended September 30, 2023,

188,658 and 584,645 shares of common stock were repurchased for $8,328 and $25,890, respectively. As of September 30, 2024, approximately $69,310 remains available for future purchases.

As of 2023, we are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of September 30, 2024 and December 31, 2023, we had $664 and $359, respectively, recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll-forward of common shares outstanding is as follows:

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Balance at the beginning of the year	30,824,248	31,680,890
Repurchases	(744,439)	(584,645)
Restricted share issuances	98,330	109,940
Balance at the end of the period	30,178,139	31,206,185

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the nine months ended September 30, 2024 was 3,651. There were no anti-dilutive shares for the three months ended September 30, 2024. The number of outstanding awards that were anti-dilutive for the nine months ended September 30, 2023 was 911. There were no anti-dilutive shares for the three months ended September 30, 2023.

NOTE 16- Stock-Based Compensation

At September 30, 2024, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan (“2018 Plan”). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Service-based RSUs	$916	$728	$2,791	$2,263
Performance and Market-based RSUs	462	525	831	1,883
Cash-settled RSUs	72	152	370	495
Total	$1,450	$1,405	$3,992	$4,641
Income tax benefit	333	379	918	1,067
Net expense	$1,117	$1,026	$3,074	$3,574

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	September 30, 2024	Period (years)
Service-based RSUs	$3,186	1.41
Performance and Market-based RSUs	3,066	1.99
Total	$6,252	1.69

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2024:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	703,623	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	623,070	—	—	—	—
Awards available for grant	1,173,307	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the nine months ended September 30, 2024:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	280,966	$30.36
Granted	94,018	43.80
Vested and released	(56,700)	37.21
Forfeited	(11,233)	41.74
Outstanding at September 30, 2024	307,051	$32.80
Releasable at September 30, 2024	141,167	$21.76

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the nine months ended September 30, 2024:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	220,656	$36.96
Granted	75,498	43.77
Attained by performance	55,272	33.37
Released	(112,907)	33.85
Forfeited	(16,175)	37.33
Outstanding at September 30, 2024	222,344	$39.96
Releasable at September 30, 2024	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2024 and December 31, 2023, we had 44,532 and 42,062 cash-settled RSUs outstanding, respectively. At September 30, 2024 and December 31, 2023, liabilities of $789 and $676, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 17 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024:

	Asset (Liability) Carrying Value at September 30, 2024	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,001	$—	$1,001	$—
Foreign currency hedges	$(2,073)	$—	$(2,073)	$—
Cross-currency swap	$(741)	$—	$(741)	$—
Qualified replacement plan assets	$12,164	$12,164	$—	$—
Contingent consideration	$(10,064)	$—	$—	$(10,064)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023:

	Asset (Liability) Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,827	$—	$1,827	$—
Foreign currency hedges	$1,087	$—	$1,087	$—
Cross-currency swap	$(747)	$—	$(747)	$—
Qualified replacement plan assets	$13,392	$13,392	$—	$—
Contingent consideration	$(3,764)	$—	$—	$(3,764)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2023	$3,764
Acquisition date fair value of contingent consideration	8,115
Change in fair value	(739)
Cash paid	(1,076)
Balance at September 30, 2024	$10,064

As of September 30, 2024, approximately $1,119 was recorded in accrued expenses and other liabilities with the remainder in other long-term obligations.

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

NOTE 18 — Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Effective tax rate	16.8%	25.4%	17.4%	21.4%

Our effective income tax rate was 16.8% and 25.4% for the three months ended of 2024 and 2023, respectively. The decrease in the effective income tax rate is primarily attributable to a change in mix of earnings taxed at lower rates and tax benefits from the filing of the US federal income tax return. The third quarter 2024 effective income tax rate was lower than the U.S. statutory federal tax rate for the same reason as noted above. The third quarter 2023 effective income tax rate was higher than the U.S. statutory federal tax rate primarily due to the mix of foreign earnings that are taxed at higher rates.

Our effective income tax rate was 17.4% and 21.4% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective income tax rate is primarily attributable to a mix of earnings taxed at lower rates and tax benefits from the filing of the U.S. federal income tax return. The effective income tax rate in the first nine months of 2024 was lower than the U.S. statutory federal tax rate for the same reason as noted above. The effective income tax rate in the first nine months of 2023 was higher than the U.S. statutory federal income tax rate primarily due the mix of foreign earnings that are taxed at higher rates partially offset by tax benefits recorded upon vesting of restricted stock and tax benefits from amended U.S. federal income tax returns.

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

On July 29, 2024, we acquired 100% of the outstanding membership interests of SyQwest, LLC (“SyQwest”), a leading designer and manufacturer of a broad set of sonar and acoustic sensing solutions primarily for naval applications, for $121.9 million, net of cash and up to $15 million in future contingent consideration. The SyQwest acquisition strengthens our strategy and scale in the defense end market. The acquisition was funded from both cash on hand and borrowings on our Revolving Credit Facility.

Results of Operations: Third Quarter 2024 versus Third Quarter 2023

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2024 and September 30, 2023:

	Three Months Ended
	September 30, 2024	September 30, 2023	Percent Change	Percentage of Net Sales – 2024	Percentage of Net Sales – 2023
Net sales	$132,424	$134,552	(1.6)%	100.0%	100.0%
Cost of goods sold	82,636	88,151	(6.3)	62.4	65.5
Gross margin	49,788	46,401	7.3	37.6	34.5
Selling, general and administrative expenses	22,509	18,666	20.6	17.0	13.9
Research and development expenses	5,031	6,321	(20.4)	3.8	4.7
Restructuring charges	773	3,226	(76.0)	0.6	2.4
Total operating expenses	28,313	28,213	0.4	21.4	21.0
Operating earnings	21,475	18,188	18.1	16.2	13.5
Total other income (expense), net	972	549	77.0	0.7	0.4
Earnings before income taxes	22,447	18,737	19.8	17.0	13.9
Income tax expense	3,764	4,766	(21.0)	2.8	3.5
Net earnings	$18,683	$13,971	33.7%	14.1%	10.4%
Earnings per share:
Diluted net earnings per share	$0.61	$0.44

Net sales were $132,424 in the third quarter of 2024, a decrease of $2,128 or 1.6% from the third quarter of 2023. Net sales to the transportation market decreased $12,959 or 17.1% while net sales to other diversified end-markets increased $10,831 or 18.5%. The overall decline in net sales was primarily driven by decreased volumes from our commercial vehicle related products and lower sales to transportation customers in China. Partially offsetting the sales decline were sales from our acquisition of SyQwest of $3,615, as well as changes in foreign exchange rates. Net sales increased $508 year-over-year related to changes in foreign exchange rates primarily due to the U.S. Dollar depreciating compared to the Chinese Renminbi and Euro.

Gross margin was $49,788 in the third quarter of 2024, an increase of $3,387 or 7.3% from the third quarter of 2023. Our gross margin percentage increased from 34.5% for the third quarter of 2023 to 37.6% for the third quarter of 2024 primarily due to improved end-market mix, operational improvements, and the impact of certain cost saving actions previously taken as discussed in Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Additionally, changes in foreign exchange rates had a net benefit on our gross margin of approximately $1,464 primarily due to rate changes between the U.S. Dollar and the Mexican Peso.

Selling, general and administrative (“SG&A”) expenses were $22,509 or 17.0% of net sales in the third quarter of 2024 versus $18,666 or 13.9% of net sales in the third quarter of 2023. This increase is primarily related to the reduction of incentive and equity-based compensation expense that occurred in the third quarter of 2023. Research and development (“R&D”) expenses were $5,031 or 3.8% of net sales in the third quarter of 2024 compared to $6,321 or 4.7% of net sales in the comparable quarter of 2023. This decrease is primarily related to the timing of non-recurring engineering expense reimbursement during the quarter.

Restructuring charges were $773 or 0.7% of net sales in the third quarter of 2024 compared to $3,226 or 2.4% of net sales in the third quarter of 2023. The restructuring charges in the quarter ended September 30, 2024 were primarily related to actions undertaken to better align our cost structure with lower end-market demand. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2024	2023
Interest expense	$(1,307)	$(997)
Interest income	973	952
Other income (expense), net	1,306	594
Total other income (expense), net	$972	$549

Total other income (expense), net for the quarter ended September 30, 2024 is primarily driven by foreign currency gains, particularly related to the Chinese Renminbi, Euro and Mexican Peso, partially offset by higher interest expense from our increased debt position as a result of our recent acquisition of SyQwest during the quarter ended September 30, 2024.

	Three Months Ended
	September 30,	September 30,
	2024	2023
Effective tax rate	16.8%	25.4%

Our effective income tax rate was 16.8% and 25.4% in the third quarters of 2024 and 2023, respectively. The decrease in the effective income tax rate is primarily attributable to a mix of earnings taxed at lower rates and tax benefits from the filing of the US federal income tax return..

Results of Operations: Nine Months ended September 30, 2024 versus Nine Months Ended September 30, 2023

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2024, and September 30, 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Percent Change	Percentage of Net Sales – 2024	Percentage of Net Sales – 2023
Net sales	$388,336	$425,728	(8.8)%	100.0%	100.0%
Cost of goods sold	247,086	276,933	(10.8)	63.6	65.0
Gross margin	141,250	148,795	(5.1)	36.4	35.0
Selling, general and administrative expenses	66,100	64,339	2.7	17.0	15.1
Research and development expenses	17,718	19,628	(9.7)	4.6	4.6
Restructuring charges	3,657	6,033	(39.4)	0.9	1.4
Total operating expenses	87,475	90,000	(2.8)	22.5	21.1
Operating earnings	53,775	58,795	(8.5)	13.8	13.8
Total other income (expense), net	97	(1,269)	(107.6)	—	(0.3)
Earnings before income taxes	53,872	57,526	(6.4)	13.9	13.5
Income tax expense	9,364	12,314	(24.0)	2.4	2.9
Net earnings	$44,508	$45,212	(1.6)%	11.5%	10.6%
Earnings per share:
Diluted net earnings per share	$1.45	$1.43

Net sales were $388,336 in the nine months ended September 30, 2024, a decrease of $37,392 or 8.8% from the nine months ended September 30, 2023. Net sales to the transportation market decreased $38,530 or 16.6% while net sales to other diversified end-markets increased $1,138 or 0.5%. The decline in overall net sales was primarily driven by lower volumes of commercial vehicle related products, lower sales to transportation customers in China and decreased sales in the industrial end market. Changes in foreign exchange rates decreased net sales for the nine months ended September 30, 2024 by $674 due to the U.S. Dollar appreciating compared to the Chinese Renminbi and Euro.

Gross margin was $141,250 for the nine months ended September 30, 2024, a decrease of $7,545 or 5.1% from the nine months ended September 30, 2023. The year over year decrease in gross margin was primarily driven by lower sales volumes.

Our gross margin percentage was 36.4% for the first nine months of 2024, an increase from 35.0% in the first nine months of 2023 primarily due to improved end-market mix, operational improvements, and the impact of certain cost saving actions previously taken as discussed in Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Additionally, changes in foreign exchange rates had a net benefit on our gross margin of approximately $627. See Note 13 “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

SG&A expenses were $66,100 or 17.0% of net sales for the nine months ended September 30, 2024 versus $64,339 or 15.1% of net sales for the nine months ended September 30, 2023. R&D expenses were $17,718 or 4.6% of net sales for the nine months ended September 30, 2024 compared to $19,628 or 4.6% of net sales for the nine months ended September 30, 2023.

Restructuring charges were $3,657 or 0.9% of net sales for the nine months ended September 30, 2024 compared to $6,033 or 1.4% of net sales for the nine months ended September 30, 2023. The restructuring charges were primarily related to actions undertaken to better align our cost structure with lower end-market demand. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Interest expense	$(2,942)	$(2,509)
Interest income	3,800	3,087
Other income (expense), net	(761)	(1,847)
Total other income (expense), net	$97	$(1,269)

The reduction in total other income (expense), net was primarily driven by higher interest income from our short-term investments classified as cash equivalents and lower expense related to foreign exchange losses.

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Effective tax rate	17.4%	21.4%

Our effective income tax rate was 17.4% and 21.4% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective income tax rate is primarily attributable to a mix of earnings taxed at lower rates and tax benefits from the filing of the US federal income tax return.

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

Cash and cash equivalents were $94,875 at September 30, 2024, and $163,876 at December 31, 2023, of which $86,181 and $99,940, respectively, were held outside the United States. Total long-term debt was $102,700 as of September 30, 2024 and $67,500 as of December 31, 2023.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $73,335 during the nine months ended September 30, 2024. Components of net cash provided by operating activities included net earnings of $44,508, depreciation and amortization expense of $22,644, other net non-cash items of $1,246, and a net cash inflow from changes in assets and liabilities of $4,940.

Net cash provided by operating activities was $56,742 during the nine months ended September 30, 2023. Components of net cash provided by operating activities included net earnings of $45,212, depreciation and amortization expense of $21,425, other net non-cash items of $5,055, and a net cash outflow from changes in assets and liabilities of $14,950 primarily driven by 2022’s annual bonus payout and an increase in inventory primarily from pre-determined inventory builds, associated with plant closure and consolidation activities. See Note 9 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $(134,456), driven by payments for the SyQwest acquisition of $(121,913) and for payments on capital expenditures of $(12,543).

Net cash used in investing activities for the nine months ended September 30, 2023 was $(14,595), driven by payments for the Maglab acquisition, finalization of the TEWA Temperature Sensors SP. Zo.o. (“TEWA”) net working capital adjustment of $3,359 and capital expenditures of $11,236. See Note 3 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $(7,494). The net cash outflow was the result of treasury stock purchases of $(34,787), net cash cash borrowings of long-term debt of $35,200, taxes paid on behalf of equity award participants of $(3,154), payments of contingent consideration of $(1,076) and dividends paid of $(3,677).

Net cash used in financing activities for the nine months ended September 30, 2023 was $(39,937). The net cash outflow was the result of treasury stock purchases of $(25,890), net cash used in the paydown of long-term debt of $(7,006), taxes paid on behalf of equity award participants of $(3,249), and dividends paid of $(3,792).

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	September 30,	December 31,
	2024	2023
Total credit facility	$400,000	$400,000
Balance outstanding	102,700	67,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$295,660	$330,860

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

The Revolving Credit Facility includes a swing-line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at September 30, 2024.

Acquisition

On July 29, 2024, we acquired 100% of the outstanding membership interests of SyQwest a leading designer and manufacturer of a broad set of sonar and acoustic sensing solutions primarily for naval applications, for $121.9 million, net of cash and up to $15 million in future contingent consideration. The SyQwest acquisition will strengthen our strategy and scale in the defense end market. The acquisition was funded from both cash on hand and borrowings on our Revolving Credit Facility.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During and as of the three and nine months ended September 30, 2024, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cummins Inc.	12.4%	16.9%	13.0%	16.5%
Toyota Motor Corporation	11.2%	12.2%	12.1%	11.8%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our non-transportation end market exposure.

Forward‑Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,”

“should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements , but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions including, without limitation the integration of SyQwest; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the potential impact U.S./China relations and the conflict between Russia and Ukraine may have on our business, results of operations and financial condition); the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023. During the nine months ended September 30, 2024, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
Period	Purchased	Paid per Share	Programs	Plans or Programs
July 1, 2024 - July 31, 2024	72,500	$51.62	72,500	$77,497,885
August 1, 2024 - August 31, 2024	92,000	$47.70	92,000	$73,109,313
September 1, 2024 - September 30, 2024	80,000	$47.49	80,000	$69,310,235
Total	244,500		244,500

Item 5. Other Information

From time to time, our directors and officers may purchase or sell shares of our common stock in the market, including pursuant to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1 Plans”).

Kieran O’Sullivan, President, Chief Executive Officer and Chairman of the Board, entered into a Rule 10b5-1 Plan on August 27, 2024 for the sale of up to 80,000 shares of our common stock, which plan is scheduled to terminate no later than August 27, 2026.

During the quarter ended September 30, 2024, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: October 29, 2024