Form 10-K
period 2024-12-31
CTS CORP
filed 2025-02-26
CIK 26058

hu`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 28, 2024, was approximately $1,564,539,350. There were 30,041,311 shares of common stock, without par value, outstanding on February 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about May 8, 2025 are incorporated by reference in Part III.

CTS CORPORATION 2

Safe Harbor

Forward-Looking Statements

The statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions, including, without limitation, the integration of SyQwest, LLC; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the impact potential tariffs on China, Canada and Mexico, U.S./China relations and the conflict between Russia and Ukraine may have on our business, results of operations and financial condition); the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of this Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

CTS CORPORATION 3

PART I

Item 1. Business

CTS Corporation ("CTS", "we", "our", "us" or the "Company") is a global manufacturer of sensors, connectivity components, and actuators. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. Our principal executive offices are located in Lisle, Illinois.

We design, manufacture, and sell a broad line of sensors, connectivity components, and actuators primarily to original equipment manufacturers ("OEMs"), tier one suppliers for the aerospace and defense, industrial, medical, and transportation markets, and the U.S. Government. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products, technologies, and talent within these categories.

We operate manufacturing facilities in North America, Asia, and Europe. Sales and marketing are accomplished through our sales engineers. We also utilize independent manufacturers' representatives and distributors to extend our sales capability.

See the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding the Company.

PRODUCTS BY MAJOR MARKETS

Our products perform specific electronic functions for a given product family and are intended for use in products assembled by our customers. The following table identifies major products by industry. Products are sold to industry OEMs, tier one suppliers, distributors and the U.S. Government.

Product Description	Transportation	Industrial	Medical	Aerospace and Defense
SENSE	•	•	•	•
(Controls, Pedals, Piezo Sensing Products, Sensors, Switches, Transducers)
CONNECT		•	•	•
(EMI/RFI Filters, Capacitors, Frequency Control Products, Resistors, RF filters)
MOVE	•	•	•
(Piezo Microactuators, Rotary Actuators)

The following table provides a breakdown of net sales by end market as a percent of consolidated net sales:

Industry	2024	2023	2022
Transportation	49%	55%	52%
Industrial	23%	24%	29%
Medical	14%	12%	11%
Aerospace and Defense	14%	9%	8%
% of consolidated net sales	100%	100%	100%

The end market sales for 2022 were adjusted by immaterial amounts to align the classification of certain customers in connection with our acquisitions during that year with our enterprise-level end market information.

MARKETING AND DISTRIBUTION

Sales and marketing to customers is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Czech Republic, Denmark, Germany, Japan, Singapore, Taiwan, and the United States. Approximately 90% of 2024 net sales were attributable to our sales engineers.

CTS CORPORATION 4

Our sales engineers generally service our largest customers with application-specific products. A vast majority of our products are engineered solutions. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

In 2024, independent distributors accounted for approximately 6% of net sales. We use distributors for a small portion of our product portfolio that are standard and require less design support, to service smaller customers, and to provide supply chain fulfillment for certain customers. Our key distribution partners include large global and regional distributors such as Avnet, Inc., Digi-Key Electronics, Master Electronics, Future Electronics, and TTI, Inc. In addition, we also utilize the services of independent manufacturers' representatives for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from us in exchange for their services. During 2024, approximately 4% of net sales were attributable to independent manufacturers' representatives.

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

Lead times between the placement of orders for certain raw materials and purchased parts and actual delivery to us may vary. Occasionally, we may need to order raw materials in greater quantities and at higher prices to compensate for the variability of lead times for delivery. The price and availability of raw materials and manufactured components is subject to change due to, among other things, new laws and regulations, global economic and political events including strikes, climate events, and public health and safety concerns.

PATENTS, TRADEMARKS, AND LICENSES

In 2024, CTS continued its practice of innovation and protecting its intellectual property by obtaining patents in the U.S. and abroad. CTS’s patents cover inventions relating to products that its engineers have designed, as well as for methods and technology related to CTS’s manufacturing processes. CTS obtained 21 patents in 2024, including six U.S. patents, nine patents in Asia, and six patents in Europe. CTS currently owns approximately 275 patents worldwide including 134 active U.S. patents. CTS also has 57 existing patent applications that are currently being examined in the U.S., Europe, and Asia. Furthermore, CTS owns seven registered U.S. trademarks, most of which are also registered in jurisdictions throughout the world. We have also licensed certain patents and our license and royalty income for 2024 was less than 1% of net sales.

MAJOR CUSTOMERS

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2024	2023	2022
Toyota Motor Corporation	12.2%	12.5%	11.5%
Cummins, Inc.	11.7%	15.0%	15.3%

We sell parts to these two transportation customers for certain vehicle platforms under purchase agreements that have program lifetime volume estimates and are subject to purchase orders issued from time to time.

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our business.

Changes in the level of our customers' orders may have a significant impact on our operating results. If a major customer reduces the amount of business it transacts with us, or substantially changes the terms of that business, there could be an adverse impact on our operating results.

CTS CORPORATION 5

COMPETITION

We compete with domestic and foreign manufacturers principally based on product features, technology, price, quality, reliability, delivery, and service. Most of our product lines encounter significant global competition. The number of competitors varies across product line. No one competitor competes with us in every product line, but some competitors are larger and more diversified than we are.

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

NON-U.S. REVENUES AND OPERATIONS

Our net sales to customers originating from our non-U.S. operations as a percentage of total net sales were as follows:

	Years Ended December 31,
	2024	2023	2022
Net sales from non-U.S. operations	42.0%	45.0%	44.4%

We believe the business risks to our non-U.S. operations, though substantial, are normal risks for global businesses. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and fulfillment risks, economic downturns and inflation, government regulations, and expropriation. See Item 1A. "Risk Factors” for additional discussion of these and other risks that our business faces.

Our non-U.S. manufacturing facilities are located in China, Czech Republic, Denmark, Mexico, Philippines, Poland, and Taiwan. Additional information regarding the Company’s sales by geographic area and long-lived tangible assets in different geographic areas is included in Note 21, "Geographic Data," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

HUMAN CAPITAL MANAGEMENT AND OUR CULTURE

CTS is a leading provider of sensing and motion devices as well as connectivity components and we believe our employees are a critical asset to supporting our mission of enabling an intelligent and seamless world. We take great pride in the products we build, and the manner in which we operate as a company and as individuals. We work together, drawing on our strengths, guided by our culture, which is built on the following core values:

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
•
Solution Oriented – staying curious and resourceful, understanding and embracing challenges, finding new and better ways to work together

We have a global business, and our employees reflect the diversity of our geographic footprint. Below is a summary of our employees by location and gender as of December 31, 2024.

North America	1,870
Asia	1,166
Europe	513
Total	3,549

Female	57%
Male	43%

CTS CORPORATION 6

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

Talent Planning Process

We have a global talent review and succession planning process designed to align our talent plans with the current and future strategies of the business. This includes the identification of key positions, assessment of internal talent and potential successors and plans for talent acquisition and development. Each year, employees are expected to have defined performance objectives so that they focus time and resources appropriately, understand their impact on the success of our strategy, and understand how their performance will be assessed. Each year managers are expected to complete mid-year and year-end performance evaluations with their employees.

Employee Compensation

We strive to align employee compensation with the median compensation of an external group of peer companies in our industry and/or similar to our size while also maintaining consistency and equity within our organization. In addition, we offer a broad range of company-paid benefits, which we believe are competitive in our industry. Our compensation programs are designed to align the compensation of our employees with their performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results.

Training and Development

Employee development and company growth go hand in hand. At CTS, we focus our learning and development activities on areas that we believe will most effectively support the achievement of our business objectives. In the competitive environment in which we operate, employees need to replenish their knowledge and acquire new skills. CTS provides growth and development opportunities through programs such as Education Reimbursement, Situational Leadership, Leadership Essentials, and the Accelerated Leadership Program. In addition, we have a mentorship program for key employees to leverage internal leadership and expertise.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers. The following persons serve as executive officers of CTS as of December 31, 2024.

Name	Age	Positions and Offices
Kieran O'Sullivan	62	President, Chief Executive Officer and Chairman of the Board

CTS CORPORATION 7

Ashish Agrawal	54	Vice President and Chief Financial Officer
Scott D’Angelo	54	Vice President, Chief Legal and Administrative Officer and Secretary
Martin Baumeister	58	Senior Vice President
Pratik Trivedi	46	Senior Vice President

Kieran O’Sullivan – 62 – President, Chief Executive Officer and Chairman of the Board. Mr. O’Sullivan joined CTS on January 7, 2013 as President and Chief Executive Officer and was appointed Chairman of the Board in May 2014. Before joining CTS, from 2006 until 2012, Mr. O’Sullivan served in several executive-level roles with Continental A.G., a global business focused on technology solutions and products for the transportation and mobility industries, first serving as Executive Vice President of the Global Infotainment and Connectivity business and later adding responsibility for its NAFTA Interior Division. From 2004 until 2006, Mr. O’Sullivan served as Corporate Vice President of Motorola’s Automotive business. Since 2015, Mr. O’Sullivan has been a member of the board of directors of LCI Industries (NYSE: LCII), a supplier of engineered components for manufacturers of recreational vehicles, manufactured homes, marine applications, and for related aftermarkets, and currently serves as the chair of the risk committee, and as a member of the corporate governance, nominating and sustainability and audit committees.

Ashish Agrawal – 54 – Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer of CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Group AB, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer, Americas, beginning in 2007. Prior to that, Mr. Agrawal was with General Electric Company in various positions beginning in December 1994.

Scott D’Angelo – 54 – Vice President, Chief Legal and Administrative Officer and Secretary. Mr. D’Angelo joined CTS in February 2021 and was elected General Counsel and Secretary on February 11, 2021. Prior to joining CTS, Mr. D’Angelo was a member of the International Commercial and Trade Practice Group of Baker McKenzie, LLP, an international law firm, from March 2019, and served as Vice President, Deputy General Counsel & Chief Compliance Officer of Fortune Brands Home & Security, Inc., a leading home and security products company, from May 2015 and, prior to that, served in several senior roles with McDonald’s Corporation.

Martin Baumeister – 58 – Senior Vice President. Mr. Baumeister joined CTS on January 14, 2020. Immediately prior to joining CTS, Mr. Baumeister served as Executive Director - Product Line Electronics Americas at Vitesco Technologies Group AG, an automotive supplier, since October 2019. Prior to that role, Mr. Baumeister served as Executive Director Electronics Americas when Continental AG separated that subsidiary into an independent entity from July 2018, and served as Executive Director - Global Customer Head from February 2015.

Pratik Trivedi – 46 – Senior Vice President. Mr. Trivedi joined CTS on April 29, 2024. Immediately prior to joining CTS, Mr. Trivedi served as Vice President, North America for the mobility business of Eaton Corporation plc, a global power management company, since 2017. Prior to that role, Mr. Trivedi served in several key roles with Cummins, Inc.

Information with respect to the Company’s Directors and corporate governance policies and practices may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Investors and others should note that we announce material financial information to our investors using the Investors section of our website (ctscorp.com/investors), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with our investors and the public about the Company, our services and other matters. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in the Company to review the information we post on the social media channels and blogs listed on our investor relations website.

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

In addition, our customers may request that manufacturing of their products be transitioned from one of our facilities to another to achieve cost reductions and other objectives. Such transfers may result in short-term inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and the inability to fulfill all orders at another. In addition, we make key decisions based on our estimates of customer requirements, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements. Changes in demand for our customers’ products may reduce our ability to estimate future customer requirements accurately. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our products or our customers' products. We often increase staffing and capacity and incur other expenses to meet the anticipated demand of our customers, which causes reductions in our gross margin if customer orders are delayed or canceled. On occasion, customers may require rapid increases in production, which may stress our resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers' demands. In addition,

CTS CORPORATION 9

because many of our costs and operating expenses are relatively fixed over the short term, a reduction in customer demand could harm our gross margin and operating income until such time as adjustments can be made to activity and operating levels or to structural costs.

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

Our business has been, and may continue to be, impacted by supply chain constraints, including as a result of raw materials and electronic component shortages, including, in particular, shortages of semiconductor chips and resin, longer lead times, port congestion, increased freight costs and the uncertain economic environment worldwide. These supply chain constraints have and may in the future prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with affected customers and our reputation as a reliable supplier. We may be required to pay higher prices for raw materials or electronic components in short supply and order these raw materials or electronic components in greater quantities to compensate for variable delivery times. We may also be required to pay higher prices for raw materials or electronic components due to inflationary trends regardless of supply. In addition, current proposed or future governmental policies (including tariffs) may increase the risk of inflation, which could further increase the costs of raw materials and other components for our business. The supply and price of our key raw materials and electronic components can be affected by a number of factors beyond our control, including market demand, inflation, alternative sources for suppliers, global geopolitical events, global or regional disease outbreaks or pandemics, trade agreements among producing and consuming nations and governmental regulations.

Similarly, if the cost of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of these matters through price increases, cost savings to offset cost increases, hedging arrangements, or other measures, our

CTS CORPORATION 10

results of operations and financial condition could be adversely impacted. If our competitors maintain or substantially lower their prices, we may lose customers or have to reduce prices. Our profitability may be impacted by prices that do not offset the inflationary pressures, which may impact our gross margin. Even if we are able to raise the prices of our products, we may not be able to sustain such price increases. Temporary or sustained price increases may also lead to a decrease in demand for our products as competitors may not adjust their prices which could lead to a decline in sales volume and loss of market share. Our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations.

We sell products to customers in cyclical industries that are subject to significant downturns that could materially adversely affect our business, financial condition and operating results.

We sell products to customers in cyclical industries that have experienced economic and industry downturns. The markets for our products have softened in the past and may soften in the future. We may face reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors that could adversely affect our results.

A portion of our revenue is derived from the sale of defense-related products through various contracts and subcontracts. These contracts may be suspended, canceled, or delayed, which could have an adverse impact on our revenues.

We sell products to customers in the aerospace and defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, delays in sales of products for defense applications and/or push-outs may adversely impact our results of operations, including quarterly earnings.

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

We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations are: changes in demand for our products; our effectiveness in managing manufacturing processes, costs and timing of our component purchases so that components are available when needed for production, while mitigating the risks of purchasing inventory in excess of immediate production needs; the degree to which we are able to utilize our available manufacturing capacity; changes in the cost and availability of components, which may occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; general economic and served industry conditions; and local conditions and events that may affect our production volumes, such as labor conditions or political instability.

We may pursue acquisition opportunities that are intended to complement or expand our business as well as divestitures that could impact our business operations. We may not be able to complete these transactions, and these transactions, if executed, may pose risks that could materially adversely affect our business, financial condition and operating results.

On an ongoing basis we explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. For example, over the last few years, we have acquired TEWA Temperature Sensors SP. Zo.o. (“TEWA”), Meggitt A/S (a/k/a Ferroperm Piezoceramics A/S, “Ferroperm”), maglab AG ("Maglab"), and SyQwest, LLC ("SyQwest"). We may have difficulty finding suitable acquisition opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for any number of reasons including a failure to secure financing. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage newly acquired businesses such as

CTS CORPORATION 11

TEWA, Ferroperm, Maglab, and SyQwest including their operations or employees. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management's attention from our existing business to integrate the operations and personnel of the acquired or combined business; possible adverse effects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which could reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. Even if we are initially successful in integrating a new operation, we may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or realize other anticipated benefits of an acquisition and could adversely affect our business and operating results.

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

The industries in which we operate are highly competitive and characterized by price erosion and technological change. We compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development, and marketing resources than we do. If any customer becomes dissatisfied with our prices, quality, or timeliness of delivery, among other things, they could award business to our competitors. Moreover, some of our customers could choose to manufacture and develop particular products themselves rather than purchase them from us. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could materially adversely affect our business, financial condition and operating results. These developments also may materially adversely affect our ability to compete successfully going forward. We cannot assure you that our products will continue to compete successfully with our competitors' products.

We may be unable to keep pace with rapid technological changes that could make some of our products or processes obsolete before we realize a return on our investment.

The technologies relating to some of our products have undergone and are continuing to undergo changes. End markets for our products are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements, and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable before we can recover any or all of our research, development and commercialization expenses, or our capital investments. Furthermore, the life cycles of our products may change and are difficult to estimate.

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

We maintain high quality control and quality assurance processes. However, defects may occur in the products we manufacture due to design or manufacturing errors, supplier quality issues, or component failure. Product defects could result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects could result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death.

CTS CORPORATION 12

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

Our operations are regulated by a number of federal, state, local and foreign government regulations, including those pertaining to environmental, health, and safety (“EHS”) that govern, among other things, air and water emissions, worker protection, and the handling, storage and disposal of hazardous materials. Compliance with EHS laws and regulations is a major consideration for us because we use hazardous materials in our manufacturing processes. If we are found to be in violation of EHS laws and regulations, we could be liable for substantial fines, penalties, and costs of mandated remedial actions and we could suffer reputational damage due to any such violations. Our environmental permits could also be revoked or modified, which could require us to cease or limit production at one or more of our facilities, thereby materially adversely affecting our business, financial condition and operating results. EHS laws and regulations have generally become more stringent over time and could continue to do so, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially affect our business, financial condition and operating results.

We have been notified by the U.S. Environmental Protection Agency (the “EPA”), state environmental agencies and, in some cases, groups of potentially responsible parties, that we are potentially liable for environmental contamination at several sites currently and formerly owned or operated by us, including sites designated as National Priorities List sites under the EPA’s Superfund program. Superfund liability is joint and several and we may be held responsible for more than our share of contamination at a site. On February 8, 2023, we received a demand letter from the EPA seeking reimbursement of its past response costs and interest thereon in the amount of $9,955 relating to the CTS of Asheville, Inc. Superfund Site, from the three potentially responsible parties associated with the site, including the Company. See Note 11, "Contingencies," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Although we estimate our potential environmental liability and reserve for such matters, including the Asheville site, we cannot assure you that our reserves will be sufficient to cover the actual costs that we incur as a result of these matters.

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

Changes in tax laws could cause volatility or have a material adverse effect on our business and financial results.

Changes to existing tax laws or the adoption of new tax laws could have a material adverse impact on our effective tax rate, future tax liabilities and the ability to utilize deferred tax assets. The current economic and political environment may result in significant tax law changes in the numerous jurisdictions in which we operate. In addition, our effective tax rate could be materially affected by certain tax proposals developed by the Organization for Economic Cooperation and Development and European Commission regarding the taxation of multinational businesses. Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could materially and adversely affect our results of operations. In addition, acquisitions or divestitures may cause our effective tax rate to change.

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

Failure to comply with existing laws and regulations or changes in these laws, regulations, or interpretations thereof, specifically tax laws could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations, the amount and timing of future taxable income and the interaction of such laws and regulations among jurisdictions. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded.

CTS CORPORATION 13

Uncertainty over global tariffs and trade policies, or the financial impact of tariffs and trade policies, may negatively affect our results.

Protectionist trade legislation in the United States, the E.U., the U.K., Canada, China or Mexico, such as a change in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our supply chain, business and results of operations. Similarly, further changes to United States and foreign trade and tax policies, including heightened import restrictions, import and export licenses, new tariffs, trade embargoes, government sanctions, and trade barriers could have a similar impact. Increased tariffs could require us to increase our prices, which could decrease demand for our products. In addition, other countries may limit their trade with the United States or retaliate through their own restrictions and/or increased tariffs, which could affect our ability to export products and therefore adversely affect our sales. Many of these challenges, particularly tariffs, are present, or may arise in commerce with the E.U., China, and Mexico markets in which we operate and with which we do business. While we believe we have taken steps to mitigate their potential effects, our mitigation activities may prove to be ineffective or detrimental to our business. There exists substantial uncertainty as to whether such tariffs will be fully implemented or sustained. There can be no assurances that such tariffs will not be implemented or increased in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in U.S. tariff structures or other trade policy affect our business and results of operations will be influenced by the specific details of the changes in tariffs or other trade policies, their timing and duration, and our effectiveness in deploying tools and strategies to address these issues.

Risks Related to Technology and Data Privacy

We are exposed to, and may be adversely affected by, cybersecurity threats, incidents or other disruptions to our information technology systems and data.

We rely on information technology systems and networks, including cloud-based systems, in connection with many of our business activities, some of which are managed directly by us, while others are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting information pertaining to our business, customers, suppliers, employees, and other operations. We have both an increasing reliance on information technology systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as remote work policies. If these technologies, systems, products or services are threatened, disputed, damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, technology malfunction, or as the result of events or circumstances of broader geographic impact (e.g., earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), or are subject to cybersecurity incidents, such as those involving denial-of-service attacks, ransomware, phishing or social engineering, unauthorized access, malicious software, or other intrusions or disruptions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts of any such circumstances could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage or publicity; legal claims or legal proceedings, including class action and commercial litigation, ransom payments, regulatory investigations, actions and fines; and damage to our reputation and, as a result, have a material adverse effect on our business operations and financial performance.

Cybersecurity incidents could have a disruptive effect on our business.

From time to time, we and the service providers or other business partners that we depend on to host our data and support or provide our systems and business operations, are the target of, and periodically respond to, cybersecurity threats, including phishing and denial-of-service attacks, which, if successful, could result in a loss of business or customer information, systems interruption or the disruption of our operations, among other things. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems and data change frequently, have continued to increase in recent years and such efforts may be difficult to detect for long periods of time. As a result, we monitor our systems to protect our technology infrastructure and data. In addition, we further attempt to mitigate these risks by employing a number of other measures, including employee training, a breach response plan, and maintenance of backup and protective systems. Further, while we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. Notwithstanding these measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity threats, any of which could have a material adverse effect on our business operations and financial performance. We have in the past been subject to cybersecurity incidents which have not had a material impact on our business or financial condition and expect that we will be subject to additional cybersecurity incidents in the future.

CTS CORPORATION 14

We are exposed to risks and costs associated with complying with privacy laws and protecting personal data and other sensitive information.

We are subject to various risks and costs associated with the collection, handling, storage and transmission of information, including costs related to compliance with U.S. and foreign data protection and privacy laws and other contractual obligations, as well as risks associated with the compromise of our systems collecting such information. Many jurisdictions, including the E.U., the U.K., China and certain states within the U.S., have passed laws that require companies to meet specific requirements regarding the processing, use, and disclosure of personal data and giving individuals certain rights over their personal data. We collect internal and customer data and other information, including personal data for a variety of business purposes, including managing our workforce and providing requested products and services. We could be exposed to investigations and regulatory actions, fines, penalties, restrictions, individual, class action, and commercial litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect personal data or other sensitive information or failure to maintain compliance with the various U.S. and foreign data collection and privacy laws or applicable data security standards.

Failure to keep pace with developments in technology could adversely affect our operations or competitive position and we may be exposed to risks and incur costs associated with maintaining or upgrading our technology and systems.

The technologies and systems we use to operate our business may require refinements and upgrades, and third parties may cease support of systems that are currently in use. The development and maintenance of these technologies may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost-effective manner. As a result, our business operations could be disrupted and we could be exposed to cybersecurity threats, adversely affecting our business operations and financial performance.

Because third parties provide us with a number of operational and technical services, third-party cybersecurity incidents could expose us to liability, harm our reputation, damage our competitiveness and adversely affect our financial performance.

Third parties provide us with certain operational and technical services. These third parties may have access to our systems, provide hosting services or other services to support our business, or otherwise process data about or on behalf of us, our employees or partners. Any cybersecurity incident impacting a third party business partner or service provider could compromise the security, integrity or availability of systems or data, or result in the theft, unauthorized access or processing, or disruption of access to data, which could negatively impact our operations. We rely on the internal processes and controls of third-party software, systems, and application vendors to maintain the security of all software code, systems, and data provided to or used by or on behalf of the Company. Any cybersecurity incidents involving third parties on which we rely could negatively affect our reputation, our competitive position and our financial performance, and we could face regulatory scrutiny, investigations, lawsuits and further potential liability.

As we integrate artificial intelligence technologies into our processes, these technologies may present business, compliance and reputational risks.

Recent technological advances in artificial intelligence (“AI”) and machine-learning technology present new opportunities and also pose new risks. Our introduction of these technologies into our internal processes may result in new or expanded risks and liabilities. Such risks and liabilities include enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. The utilization of AI could also result in loss of intellectual property and subject us to heightened risks related to intellectual property infringement or misappropriation. The use of AI can lead to unintended consequences, including generating content that is inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to risks related to inaccuracies or errors in the output of such technologies.

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

CTS CORPORATION 15

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

CTS CORPORATION 16

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

We are from time to time involved in or subject to a variety of litigation, claims, legal or regulatory proceedings or matters related to our business, warranty claims, our intellectual property rights, alleged infringement or misappropriation by us of intellectual property rights of others, tax, environmental, privacy, insurance, ERISA and employment matters. Such matters, even those that are ultimately non-meritorious, can be complex, costly, and highly disruptive to our business operations by diverting the attention and energies of management and other key personnel, and may generate adverse publicity that damages our reputation. The assessment of the outcome of such matters, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control and are based on the information available to management at that time. The outcome of such matters, including amounts ultimately received or paid upon judgment or settlement, may differ materially from management’s outlook or estimates, including any amounts accrued in the financial statements. Actual outcomes, including judgments, awards, settlements or orders, could have a material adverse effect on our business, financial condition, operating results, or cash flows and damage our reputation.

We face risks relating to our international operations.

Because we have significant international operations, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may materially adversely affect us, including: political and economic instability in countries in which our products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions and tariffs; earnings repatriation and expatriation restrictions; exposure to different legal standards, including related to intellectual property; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes we pay; inflation or deflation; greater difficulty in collecting accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters, and business operations; and communication among and with management of

CTS CORPORATION 17

international operations. In addition, these same factors may also place us at a competitive disadvantage compared to some of our foreign competitors.

We may face risks associated with violations of the Foreign Corrupt Practices Act and similar anti-bribery laws (collectively, "Anti-Bribery Laws"). Anti-Bribery Laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our Code of Ethics mandates compliance with these Anti-Bribery Laws. We operate in many parts of the world where strict compliance with Anti-Bribery Laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from detrimental actions by our employees or agents. If we are found to be liable for violations of Anti-Bribery Laws (either due to our own acts or inadvertence or due to the acts or inadvertence of others), we could be subjected to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

CTS CORPORATION 18

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

Shareholder activism efforts or unsolicited offers from a third party could cause a material disruption to our business and financial results.

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

We may not continue to repurchase our common stock or make repurchases of our common stock at favorable prices.

In February 2024, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock. Any purchases will depend on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program may be extended, modified, suspended or discontinued at any time. A reduction in, or the completion of, our repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

CTS CORPORATION 19

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company’s cybersecurity risk management strategy is comprised of several key elements. We assess our information technology and data management/storage systems and related policies and practices to help guide and prioritize our cybersecurity and information technology-related investments, activities and risk management strategy. We leverage a variety of technologies to attempt to mitigate the risk of cybersecurity threats and incidents. The Company has a multi-layer approach to its technology solutions, including employing applications used for perimeter, network, end point and application security as well as for data recovery, in each case tailored to the Company’s systems, data, risk profile and mitigation strategy. From time to time, we use third-party service providers and software to augment and test our technology solutions and further support our risk mitigation strategy. Further, the Company maintains processes to oversee and identify material risks from cybersecurity threats associated with its use of third-party service providers.

CTS uses a managed security services provider (MSSP) and other technologies to collect alerts and security audit logs, monitor and assess cybersecurity threat intelligence, and take actions to help us prevent, detect, mitigate and remediate cybersecurity incidents.

We have a cybersecurity training program that covers a variety of topics designed to educate our employees about the importance of cybersecurity awareness, highlight typical cybersecurity-related risks and issues (such as phishing attacks and other methods used to attempt to infiltrate our systems) and test that awareness using knowledge assessments and simulations. The training is administered to employees on a rolling basis, and we use a third-party provider for the content and periodically update the training to incorporate new cybersecurity-related developments.

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

Like many other companies, from time to time, we detect attempts by third parties to gain access to our systems and networks, and the frequency of such attempts could increase in the future. We have in the past been subject to cybersecurity incidents which have not had a material impact on our business or financial condition and expect that we will be subject to additional cybersecurity incidents in the future. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, there can be no assurance that our efforts to prevent or mitigate cybersecurity incidents will be successful. Please see “Risks Related to Technology and Data Privacy” in “Risk Factors” in Section 1A of this Annual Report on Form 10-K.

Governance

Our cybersecurity program is overseen by our Vice President of IT & Digitization, who has over 14 years of experience working in various information technology roles and has managed and evolved the cybersecurity function at CTS for the past three years. Our Vice President of IT & Digitization is supported by a team of enterprise information system and security risk professionals (collectively, the “IT Team”), who are responsible for identifying, assessing, monitoring, managing and communicating the Company’s cybersecurity risks. The IT Team includes a cybersecurity leader with over 30 years of experience in IT infrastructure, IT operations and cybersecurity, and members who hold Certified Information Systems Security Professional (CISSP) and Certified Information System Auditor (CISA) certifications and have experience developing and implementing enterprise-wide cybersecurity strategies and initiatives, managing risks relating thereto, and evaluating industry standards and regulations.

While our Board has the ultimate oversight responsibility for the risk management process, the Audit Committee is responsible for oversight of our cybersecurity strategy and risks. The Vice President of IT & Digitization and other members of management provide the Audit Committee with quarterly and as needed updates on the Company’s cybersecurity strategy and risks. In addition, the Board

CTS CORPORATION 20

is provided with an annual cybersecurity update that addresses similar topics to those discussed with the Audit Committee on a quarterly basis.

In the event of a reported potential cybersecurity incident, our IT Team decides whether such an incident triggers our Cybersecurity Threat Evaluation and Response Plan (the “Response Plan”). If triggered, the Company’s cybersecurity response team, as needed under the circumstances (the “Cyber Response Team”), is convened. Members of the Cyber Response Team, as appropriate and as set forth in the Response Plan, are responsible for developing, recommending and implementing measures to address the cybersecurity incident, including when appropriate, assessing, containing and mitigating its impact, notifying members of the Company’s management, the Audit Committee and the full Board of the cybersecurity incident, and coordinating external communications, in each case as appropriate under the circumstances. The IT Team is responsible for implementing and monitoring the effectiveness of any remediation plan adopted as a result of a cybersecurity incident.

Item 2. Properties

As of December 31, 2024, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

Manufacturing Facilities	Owned/Leased
Albuquerque, New Mexico	Leased
Boise, Idaho	Leased
Calamba, Philippines	Leased
Cranston, Rhode Island	Leased
Kaohsiung, Taiwan	Leased(1)
Kvistgaard, Denmark	Leased
Leczna, Poland	Leased
Lisle, Illinois	Leased
Lublin, Poland	Leased
Matamoros, Mexico	Owned
Matamoros, Mexico	Leased
Tecate, Mexico	Leased
Nogales, Mexico	Leased
Nupaky, Czech Republic	Leased
Ostrava, Czech Republic	Leased
Tianjin, China	Owned(2)
Zhongshan, China	Leased

(1)
Ground lease through 2026; restrictions on use and transfer apply.
(2)
Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

Selected China, Czech Republic, and Denmark locations above also maintain sales offices.

Non-Manufacturing Facilities	Owned/Leased	Description
Boise, Idaho	Leased	Warehouse
Brownsville, Texas	Owned	Land
Brownsville, Texas	Leased	Warehouse
Elkhart, Indiana	Owned	Idle facility
Elkhart, Indiana	Owned	Administrative and research offices
Farmington Hills, Michigan	Leased	Sales office
Juarez, Mexico	Leased(1)	Idle facility
Kaohsiung, Taiwan	Leased	Administrative and research offices
Lisle, Illinois	Leased	Administrative and research offices
Matamoros, Mexico	Leased	Administrative offices
Nagoya, Japan	Leased	Sales office
Nogales, Mexico	Leased	Warehouse and administrative offices
Rüsselsheim, Germany	Leased	Administrative and sales office
Singapore	Leased	Sales office
Tecate, Mexico	Leased	Warehouse and administrative offices
Tecate, Mexico	Owned	Idle facility
Yokohama, Japan	Leased	Sales office
Zug, Switzerland	Leased	Administrative, sales and research offices

(1)
This facility relates to the ongoing restructuring activities involving the Juarez and Matamoros site consolidation.

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

CTS CORPORATION 21

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

See Note 11, "Contingencies," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 21, 2025, there were approximately 727 shareholders of record.

On February 2, 2024, the Board approved a new share repurchase program that authorized the Company to repurchase up to $100 million of its common stock. The new share repurchase program has no set expiration date and superseded and replaced the repurchase program approved by the Board in February 2023.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2024 – October 31, 2024	89,500	$48.70	89,500	$64,951,459
November 1, 2024 – November 30, 2024	32,500	$54.81	32,500	$63,170,287
December 1, 2024 – December 31, 2024	31,500	$54.49	31,500	$61,422,237
Total	153,500		153,500

Shareholder Performance Graph

The following graph shows a five-year comparison of the cumulative total shareholder return on CTS common stock with the cumulative total returns of a general market index and a peer group index (Russell 2000 Index and Dow Jones Electrical Components & Equipment Industry Group). The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2019. Historical stock price performance should not be relied upon as an indication of future stock price performance. The performance graph in this Annual Report on Form 10-K shall be deemed furnished,

CTS CORPORATION 22

and not filed, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 6. [Reserved]

CTS CORPORATION 23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

We manufacture sensors, actuators and connectivity components in North America, Europe, and Asia. CTS provides engineered products to OEMs and tier one suppliers in the aerospace and defense, industrial, medical, and transportation markets, and the U.S. Government.

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

On July 29, 2024, we acquired 100% of the outstanding membership interests of SyQwest, LLC (“SyQwest”), a leading designer and manufacturer of a broad set of sonar and acoustic sensing solutions primarily for naval applications, for $121.9 million, net of cash and up to $15 million in future contingent consideration. The SyQwest acquisition strengthens our strategy and scale in the defense end market. The acquisition was funded from both cash on hand and borrowings under our revolving credit facility.

Results of Operations: Year Ended December 31, 2024 versus Year Ended December 31, 2023

(Amounts in thousands, except percentages and per share amounts):

The following table highlights changes in significant components of the Consolidated Statements of Earnings for the years ended December 31, 2024, and December 31, 2023:

	Years Ended December 31,			Percent of Net Sales
	2024	2023	Percent Change	2024	2023
Net sales	$515,771	$550,422	(6.3)%	100%	100%
Cost of goods sold	326,621	359,563	(9.2)	63.3	65.3
Gross margin	189,150	190,859	(0.9)	36.7	34.7
Selling, general and administrative expenses	88,285	83,816	5.3	17.1	15.2
Research and development expenses	23,388	24,918	(6.1)	4.5	4.5
Restructuring charges	4,697	7,074	(33.6)	0.9	1.3
Total operating expenses	116,370	115,808	0.5	22.6	21.0
Operating earnings	72,780	75,051	(3.0)	14.1	13.6
Total other (expense) income, net	(1,557)	102	(1,626.5)	(0.3)	0.0
Earnings before taxes	71,223	75,153	(5.2)	13.8	13.7
Income tax expense	13,109	14,621	(10.3)	2.5	2.7
Net earnings	$58,114	$60,532	(4.0)%	11.3%	11.0%
Diluted earnings per share:
Diluted net earnings per share	$1.89	$1.92

Net sales were $515,771 for the year ended December 31, 2024, a decrease of $34,651, or 6.3%, from 2023. The decline in net sales was primarily driven by a decreased volume of transportation products, which were down $51,077, or 16.9%. Net sales to the diversified end markets increased $16,425, or 6.6%. The SyQwest acquisition added net sales of $14,448 in 2024, while the acquisition of maglab AG ("Maglab") added net sales of $1,755 in 2023.

CTS CORPORATION 24

Gross margin was $189,150 for the year ended December 31, 2024, a decrease of $1,709, or 0.9%, from the year ended December 31, 2023. The decrease in gross margin was primarily driven by lower sales volumes partially offset by the favorable impact of changes in end market mix, operational improvements as well as favorable impacts in foreign exchange rates of $1,102 primarily due to the U.S. Dollar appreciating compared to the Peso.

Selling, general and administrative ("SG&A") expenses were $88,285, or 17.1% of sales for the year ended December 31, 2024, versus $83,816 or 15.2% of sales in 2023. The increase in SG&A expenses was primarily driven by increased incentive compensation and the SyQwest acquisition.

Research and development expenses were $23,388, or 4.5% of sales in 2024, compared to $24,918, or 4.5% of sales in 2023, in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $4,697, or 0.9% of net sales in 2024, compared to $7,074, or 1.3% of net sales in 2023. The restructuring charges in the year ended December 31, 2024, were primarily related to costs associated with our plant closure and consolidation activities and severance expenses related thereto. See Note 9, “Costs Associated with Exit and Restructuring Activities,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Other income and expense items are summarized in the following table:

	Years Ended December 31,
	2024	2023
Interest expense	$(4,236)	$(3,331)
Interest income	4,282	4,625
Other expense	(1,603)	(1,192)
Total other (expense) income, net	$(1,557)	$102

Interest income decreased due to lower investments of available cash into short-term, cash equivalent, high-yield deposit accounts as a result of the SyQwest acquisition. Interest expense increased due to higher borrowings to fund the SyQwest acquisition.

Other expense, net for 2024 is primarily driven by foreign currency translation losses primarily related to the Chinese Renminbi offset partially by income from the qualified replacement plan assets.

	Years Ended December 31,
	2024	2023
Effective tax rate	18.4%	19.5%

The effective income tax rate in 2024 was 18.4% compared to 19.5% in the prior year. The decrease is primarily due to a change in mix of earnings taxed at lower rates.

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

Cash and cash equivalents were $94,334 at December 31, 2024 and $163,876 at December 31, 2023, of which $92,944 and $99,940, respectively, were held outside the United States. Total debt as of December 31, 2024 and December 31, 2023 was $91,253 and $67,500, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities was $99,289 during the year ended December 31, 2024. Components of net cash provided by operating activities included net earnings of $58,114, depreciation and amortization expense of $30,922, other net non-cash items totaling $2,907, and a net cash inflow from changes in assets and liabilities of $7,346 primarily driven by reductions in inventories.

Net cash provided by operating activities was $88,811 during the year ended December 31, 2023. Components of net cash provided by operating activities included net earnings of $60,532, depreciation and amortization expense of $28,710, other net non-cash items

CTS CORPORATION 25

totaling $3,108, offset by a net cash outflow from changes in assets and liabilities of $(3,539) primarily driven by reductions in accounts payable and accrued payroll and benefits.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $140,556, driven by $121,912 of acquisition payments for the SyQwest acquisition and capital expenditures of $18,643. See Note 3, "Business Acquisitions," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Net cash used in investing activities for the year ended December 31, 2023 was $18,097, driven by capital expenditures of $14,738 and $3,359 of acquisition payments, primarily for the Maglab acquisition as well as final working capital adjustments from the TEWA Temperature Sensors SP. Zo.o and Meggitt A/S (a/k/a Ferroperm Piezoceramics A/S) acquisitions. See Note 3, "Business Acquisitions," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Cash Flows from Financing Activities

Net cash used by financing activities for the year ended December 31, 2024, was $27,935. The net cash outflow was the result of treasury stock purchases of $42,596, dividend payments of $4,885, taxes paid on behalf of equity award participants of $3,131 and contingent consideration payments of $1,076, partially offset by borrowings net of payments of $23,753.

Net cash used by financing activities for the year ended December 31, 2023, was $65,399. The net cash outflow was the result of treasury stock purchases of $40,926, net cash for debt paydowns of $16,170, dividend payments of $5,040, and taxes paid on behalf of equity award participants of $3,263.

Capital Resources

Long-term debt was comprised of the following:

	As of December 31,
	2024	2023
Total credit facility availability	$400,000	$400,000
Balance outstanding	91,253	67,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$307,107	$330,860
Weighted-average interest rate	6.41%	6.07%

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

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at December 31, 2024.

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit quality, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, we have $92,944 of foreign cash balances and our ability to repatriate these funds timely and in a tax efficient manner may be restricted. See Item 1A. "Risk Factors” for additional discussion of risks that our business faces.

CTS CORPORATION 26

As of December 31, 2024, our material cash requirements for our known contractual and other obligations were as follows:

•
Long-term debt, including interest – Outstanding principal on our Revolving Credit Facility was $91,253 at December 31, 2024, with no amounts payable within 12 months. Additionally, we have minimum contractual future interest payments on our hedged borrowings under our Revolving Credit Facility estimated to be $10,150 through maturity, with approximately $5,190 payable within 12 months based on the December 31, 2024 exchange rate. We may paydown certain portions of these obligations early. As of December 31, 2024, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through December 2026 and a cross-currency swap on $12,500 of our long-term debt through June 2027. See Note 13, “Debt,” and Note 14, “Derivatives,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further details of our debt and hedging activities.
•
Operating lease payments – We enter into various noncancelable lease agreements for land, buildings and equipment used in our operations. Operating lease obligations were $25,839 with $4,719 payable within 12 months. See Note 12, “Leases,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.
•
Retirement obligations – Expected future contributions relating to our defined benefit postretirement plans were $4,897, with $609 payable in 12 months. See Note 7, “Retirement Plans,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

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

On July 29, 2024, we acquired 100% of the outstanding membership interests of SyQwest for $121,912 in cash subject to additional earnout payments based on future performance. The acquisition was funded from both cash on hand and borrowings under our Revolving Credit Facility.

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

CTS CORPORATION 27

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

For 2024, we elected to perform the quantitative assessment. Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2024. We will monitor future results and will perform a test if indicators trigger an impairment review.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses.

CTS CORPORATION 28

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

Product Warranties

Provisions for estimated warranty expenses are made at the time products are sold. The expense and corresponding accrual primarily relate to our products sold to our transportation market. These estimates are established using a quoted industry rate and are based on customer specific circumstances. We adjust our warranty reserve for any known or anticipated warranty claims as new information becomes available. We evaluate our warranty obligations at least quarterly and adjust our accruals if it is probable that future costs will be different than our current reserve.

Over the last three years, product warranty reserves have ranged from 0.3% to 0.4% of net sales. We believe our reserve level is appropriate considering all facts and circumstances surrounding any outstanding quality claims and our historical experience selling our products to our customers.

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 14.8% to 20.7% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

Recent Accounting Pronouncements

The information set forth under Note 1, "Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

(in thousands, except percentages)

CTS CORPORATION 29

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

Interest Rate Risk

We are exposed to risk of changes in interest rates on our Revolving Credit Facility. There was $91,253 and $67,500 outstanding under our Revolving Credit Facility at December 31, 2024 and 2023, respectively. As of December 31, 2024, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through December 2026 and a cross-currency interest rate swap on $12,500 of our long-term debt through June 2027. A 100-basis point change in interest rates would not materially impact our total interest expense.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in China, Czech Republic, Denmark, Mexico, and Taiwan. During 2024, net sales from outside the U.S. were approximately 42% of total net sales. During 2023, net sales from outside the U.S. were approximately 45% of total net sales.

The Company’s foreign exchange exposures result primarily from the sale of products in foreign currencies, foreign currency denominated purchases, and employee-related and other costs of running operations in foreign countries. Changes in foreign exchange rates could affect the Company’s sales, costs, balance sheet values and earnings; therefore, we have entered into foreign currency forward contracts with notional values of $12,181 and $38,476 as of December 31, 2024 to hedge our exposure against the Euro and Mexican Peso, respectively.

In addition, we entered into a cross-currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027. Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency-swap interest rate swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency interest rate swap are considered level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market. At December 31, 2024, we had a net unrealized loss of $51 in accumulated other comprehensive (loss) income.

Commodity Price Risk

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our most significant raw materials and purchased components include conductive inks and contactors, passive connectivity components, integrated circuits and semiconductors, certain rare earth elements ("REEs"), ceramic powders, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, silver, gold, platinum, lead, aluminum, and steel-based raw materials and components.

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

CTS CORPORATION 30

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

SyQwest, LLC acquisition – valuation of acquired customer relationships

As described further in Note 3 to the consolidated financial statements, the Company acquired SyQwest, LLC (“SyQwest”) on July 29, 2024 for a total purchase price of $128.0 million. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of approximately $76.1 million, which is primarily comprised of customer relationships of $68.5 million. The Company estimated the fair value of the customer relationships using the multi-period excess earnings method, which is an income approach that required management to make significant estimates and assumptions related to future revenues and cash flows and the selection of the discount rate. We identified the measurement of the acquisition-date fair value of the acquired customer relationships as a critical audit matter.

The principal considerations for our determination that the acquisition-date fair value of the acquired customer relationships is a critical audit matter were the high degree of auditor judgment and an increased extent of effort, which included utilizing specialists, to test management’s internally developed assumptions for which there was limited observable market information. These assumptions were: 1) the forecasted revenues, including the renewal rate for existing customer contracts, and 2) the discount rate.

CTS CORPORATION 31

Our audit procedures related to the critical audit matter included the following, among others.

•
We tested certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the key assumptions such as the forecasted revenues, renewal rate, and the discount rate.
•
We evaluated the Company’s forecasted revenues for existing customer contracts by comparing the forecasted growth assumptions to industry and historical results and performing independent sensitivities over the renewal rate with the assistance of our valuation specialists.
•
We assessed, with the assistance of specialists, the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable peers and performing a sensitivity analysis based on that data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Chicago, Illinois

February 26, 2025

CTS CORPORATION 32

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Net sales	$515,771	$550,422	$586,869
Cost of goods sold	326,621	359,563	376,331
Gross margin	189,150	190,859	210,538
Selling, general and administrative expenses	88,285	83,816	91,520
Research and development expenses	23,388	24,918	24,100
Restructuring charges	4,697	7,074	1,912
Operating earnings	72,780	75,051	93,006
Other (expense) income:
Interest expense	(4,236)	(3,331)	(2,192)
Interest income	4,282	4,625	1,326
Other (expense)	(1,603)	(1,192)	(11,403)
Total other (expense) income, net	(1,557)	102	(12,269)
Earnings before taxes	71,223	75,153	80,737
Income tax expense	13,109	14,621	21,162
Net earnings	$58,114	$60,532	$59,575
Net earnings per share:
Basic	$1.91	$1.93	$1.86
Diluted	$1.89	$1.92	$1.85
Basic weighted-average common shares outstanding	30,408	31,359	31,968
Effect of dilutive securities	309	220	270
Diluted weighted-average common shares outstanding	30,717	31,579	32,238
Cash dividends declared per share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 33

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net earnings	$58,114	$60,532	$59,575
Other comprehensive (loss) earnings:
Changes in fair market value of derivatives, net of tax	(3,836)	(505)	3,499
Changes in unrealized pension cost, net of tax	575	120	1,203
Cumulative translation adjustment, net of tax	(5,269)	5,320	(848)
Other comprehensive (loss) earnings	$(8,530)	$4,935	$3,854
Comprehensive earnings	$49,584	$65,467	$63,429

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 34

CTS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$94,334	$163,876
Accounts receivable, net	77,649	78,569
Inventories, net	53,578	60,031
Other current assets	18,716	16,873
Total current assets	244,277	319,349
Property, plant and equipment, net	94,357	92,592
Operating lease assets, net	22,939	26,425
Other assets
Goodwill	199,886	157,638
Other intangible assets, net	163,882	103,957
Deferred income taxes	27,591	25,183
Other assets	13,180	16,023
Total other assets	404,539	302,801
Total Assets	$766,112	$741,167
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$42,629	$43,499
Operating lease obligations	4,719	4,394
Accrued payroll and benefits	15,754	14,585
Accrued expenses and other liabilities	34,451	34,561
Total current liabilities	97,553	97,039
Long-term debt	91,253	67,500
Long-term operating lease obligations	21,120	24,965
Long-term pension obligations	3,931	4,655
Deferred income taxes	12,743	14,729
Other long-term obligations	8,662	5,457
Total Liabilities	235,262	214,345
Commitments and Contingencies (Note 11)
Shareholders' Equity
Common stock	321,979	319,269
Additional contributed capital	44,662	45,097
Retained earnings	655,493	602,232
Accumulated other comprehensive (loss) income	(4,266)	4,264
Total shareholders' equity before treasury stock	1,017,868	970,862
Treasury stock	(487,018)	(444,040)
Total shareholders' equity	530,850	526,822
Total Liabilities and Shareholders' Equity	$766,112	$741,167

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 35

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$58,114	$60,532	$59,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,922	28,710	29,753
Non-cash inventory charges	2,087	—	4,048
Pensions and other post-retirement plan expense (income)	302	135	(1,792)
Stock-based compensation	5,650	5,181	7,726
Restructuring non-cash charges	—	1,484	—
Deferred income taxes	(2,792)	(4,046)	492
Change in fair value of contingent consideration liability	(1,765)	200	—
(Gain) loss on foreign currency hedges, net of cash	(575)	154	(214)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	27	12,590	(5,913)
Inventories	11,893	2,353	(8,211)
Operating lease assets	4,150	(3,723)	1,266
Other assets	900	767	5,625
Accounts payable	(1,771)	(9,751)	(2,293)
Accrued payroll and benefits	1,813	(6,518)	450
Operating lease liabilities	(4,184)	3,668	(1,431)
Accrued expenses and other liabilities	(5,255)	(2,815)	(1,381)
Pension and other post-retirement plans	(227)	(110)	33,497
Net cash provided by operating activities	99,289	88,811	121,197
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,644)	(14,738)	(14,333)
Payments for acquisitions, net of cash acquired	(121,912)	(3,359)	(96,855)
Net cash used in investing activities	(140,556)	(18,097)	(111,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(891,847)	(774,529)	(722,942)
Proceeds from borrowings of long-term debt	915,600	758,359	756,580
Purchase of treasury stock	(42,596)	(40,926)	(21,447)
Dividends paid	(4,885)	(5,040)	(5,131)
Taxes paid on behalf of equity award participants	(3,131)	(3,263)	(1,524)
Contingent consideration payments	(1,076)	—	(1,200)
Net cash (used in) provided by financing activities	(27,935)	(65,399)	4,336
Effect of exchange rate on cash and cash equivalents	(340)	1,651	1,100
Net (decrease) increase in cash and cash equivalents	(69,542)	6,966	15,445
Cash and cash equivalents at beginning of year	163,876	156,910	141,465
Cash and cash equivalents at end of year	$94,334	$163,876	$156,910
Supplemental cash flow information:
Cash paid for interest	$4,230	$3,126	$2,016
Cash paid for income taxes, net	$16,599	$20,235	$20,080
Non-cash financing and investing activities:
Capital expenditures incurred not paid	$2,332	$2,083	$2,480
Excise taxes on purchase of treasury stock incurred not paid	$382	$359	$—

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 36

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in thousands, except share and per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at January 1, 2022	$314,620	$42,549	$492,242	$(4,525)	$(381,308)	$463,578
Net earnings	—	—	59,575	—	—	59,575
Changes in fair market value of derivatives, net of tax	—	—	—	3,499	—	3,499
Changes in unrealized pension cost, net of tax	—	—	—	1,203	—	1,203
Cumulative translation adjustment, net of tax	—	—	—	(848)	—	(848)
Cash dividends of $0.16 per share	—	—	(5,114)	—	—	(5,114)
Acquired 583,526 shares of treasury stock	—	—	—	—	(21,447)	(21,447)
Issued shares on vesting of restricted stock units	2,183	(3,708)	—	—	—	(1,525)
Stock compensation	—	7,303	—	—	—	7,303
Balances at December 31, 2022	$316,803	$46,144	$546,703	$(671)	$(402,755)	$506,224
Net earnings	—	—	60,532	—	—	60,532
Changes in fair market value of derivatives, net of tax	—	—	—	(505)	—	(505)
Changes in unrealized pension cost, net of tax	—	—	—	120	—	120
Cumulative translation adjustment, net of tax	—	—	—	5,320	—	5,320
Cash dividends of $0.16 per share	—	—	(5,003)	—	—	(5,003)
Acquired 970,109 shares for treasury stock	—	—	—	—	(41,285)	(41,285)
Issued shares on vesting of restricted stock units	2,466	(5,729)	—	—	—	(3,263)
Stock compensation	—	4,682	—	—	—	4,682
Balances at December 31, 2023	$319,269	$45,097	$602,232	$4,264	$(444,040)	$526,822
Net earnings	—	—	58,114	—	—	58,114
Changes in fair market value of derivatives, net of tax	—	—	—	(3,836)	—	(3,836)
Changes in unrealized pension cost, net of tax	—	—	—	575	—	575
Cumulative translation adjustment, net of tax	—	—	—	(5,269)	—	(5,269)
Cash dividends of $0.16 per share	—	—	(4,853)	—	—	(4,853)
Acquired 897,939 shares for treasury stock	—	—	—	—	(42,978)	(42,978)
Issued shares on vesting of restricted stock units	2,710	(5,896)	—	—	—	(3,186)
Stock compensation	—	5,461	—	—	—	5,461
Balances at December 31, 2024	$321,979	$44,662	$655,493	$(4,266)	$(487,018)	$530,850

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

Our net sales to significant customers as a percentage of total net sales were as follows:

	Years Ended December 31,
	2024	2023	2022
Toyota Motor Corporation	12.2%	12.5%	11.5%
Cummins, Inc.	11.7%	15.0%	15.3%

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

See Note 19, "Income Taxes," for further information.

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

Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2024.

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

We create prototypes and tools related to R&D projects. A prototype is defined as a constructed product not intended for production resulting in a commercial sale. We also incur engineering costs related to R&D activities. Such costs are incurred to support activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. Furthermore, we may engage in activities that develop tooling machinery and equipment for our customers.

We occasionally enter into agreements with our customers whereby we receive a contractual guarantee based on achieving milestones to be reimbursed for the costs we incur in the product development process or to construct molds, dies, and other tools that are used to make many of the products we sell. The costs we incur are included in other current assets on the Consolidated Balance Sheets until reimbursement is received from the customer. Reimbursements received from customers are netted against such costs and included in our Consolidated Statements of Earnings if the amount received is in excess of the costs that we incur. The following is a summary of amounts to be received from customers as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Cost of molds, dies and other tools included in other current assets	$3,178	$3,505

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

We estimate the fair value of our cash, cash equivalents, accounts receivable and accounts payable at cost due to the short-term nature of these instruments. Please refer to Note 13, "Debt," and Note 14, "Accumulated Other Comprehensive (Loss) Income," for information on the method of determining fair value for our debt and financial derivatives, respectively.

Stock-Based Compensation: We recognize expense related to the fair value of stock-based compensation awards, consisting of restricted stock units ("RSUs"), cash-settled restricted stock units, and performance share units ("PSUs") in the Consolidated Statements of Earnings.

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

See Note 17, "Stock-Based Compensation," for further information.

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

Our antidilutive securities consist of the following:

	Years Ended December 31,
(units)	2024	2023	2022
Antidilutive securities	19,844	18,486	21,687

Foreign Currencies: The financial statements of the majority of our non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings (loss).

Foreign currency losses recorded in the Consolidated Statements of Earnings includes the following:

	Years Ended December 31,
	2024	2023	2022
Foreign currency losses	$(1,689)	$(1,982)	$(4,875)

The assets and liabilities of our non-U.S. dollar functional subsidiaries are translated into U.S. dollars at the current exchange rate at period end, with the resulting translation adjustments made directly to the "accumulated other comprehensive (loss) income" component of shareholders' equity. Our Consolidated Statements of Earnings accounts are translated at the average rates during the period.

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

Accounting Pronouncements Recently Adopted

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure"

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. We adopted the guidance in our 2024 annual reporting. See Note 20, "Segment Information," for further information.

Recently issued accounting pronouncements not yet adopted

ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures"

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09. We will adopt the guidance when it becomes effective on a prospective basis.

ASU No. 2024-03, "Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses"

CTS CORPORATION 41

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional information about certain expenses in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03. We will adopt the guidance when it becomes effective on a prospective basis.

NOTE 2 – Revenue Recognition

CTS designs and manufactures sensors, actuators, and electronic components for original equipment manufacturers and the U.S. Government. For each contract with a customer, we determine the transaction price based on the consideration expected to be received by the Company in exchange for performing its obligations under the applicable contract. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices. We usually expect payment from our customers within 30 to 90 days from the shipping date or invoicing date, depending on our terms with the customer. None of our contracts as of December 31, 2024 or 2023 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

The majority of our revenue is derived from contracts for sales of commercial products, which generally contain a single performance obligation. We generally recognize revenue at a point in time on the delivery date based on the shipping terms stipulated in the contract.

We also design, manufacture, and test products for certain customers under contracts that allow the customers to unilaterally terminate the contract for convenience, take control of any work in process, and pay us for costs incurred plus a reasonable profit. Revenue from these contracts is generally recognized over time as the work progresses, either as products are produced or services are rendered, because we generally do not have an alternative use for the completed assets produced and we have an enforceable right to payment for performance completed to date. These contracts may contain a single or multiple performance obligations. The accounting for these contracts involves applying significant judgment with respect to estimating total revenues, costs and profit for each performance obligation. We generally estimate revenue for these contracts using the costs incurred by the Company as we have determined it is most representative of the Company's cumulative efforts relative to the total expected efforts to satisfy the performance obligations.

See Note 11, "Contingencies" for information about our product warranties.

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	December 31,	December 31,
	2024	2023
Contract Assets
Unbilled customer receivables included in Other current assets	$4,941	$—
Total Contract Assets	$4,941	$—

There were no contract liabilities as of December 31, 2024 and 2023.

During the year ended December 31, 2024, our acquisition of SyQwest, LLC. (“SyQwest”) increased our contract assets by $4,941 as compared to December 31, 2023. Further information regarding this acquisition, including the assets acquired and liabilities assumed is included in Note 3, “Business Acquisitions.”

CTS CORPORATION 42

Disaggregated Revenue

The following table presents revenues disaggregated by the major end markets we serve:

	Years Ended December 31,
	2024	2023	2022
Transportation	$250,374	$301,451	$303,696
Industrial	125,396	129,440	170,867
Medical	69,967	68,252	64,278
Aerospace & Defense	70,034	51,279	48,028
Total	$515,771	$550,422	$586,869

The end market sales for 2022 were adjusted by immaterial amounts to align the classification of certain customers in connection with our acquisitions during that year with our enterprise-level end market information.

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

CTS CORPORATION 43

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

The final purchase price of $72,340, net of cash acquired of $5,578, was allocated to the fair values of assets and liabilities acquired as of June 30, 2022. The valuation of intangible assets and associated deferred tax liability was finalized in the first quarter of 2023.

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

CTS CORPORATION 44

Maglab's domain expertise coupled with CTS’ commercial, technical and operational capabilities position us to advance our status as a recognized innovator in current sensing.

The final purchase price of $7,717 was allocated to the fair values of assets and liabilities acquired as of February 6, 2023. The purchase price was increased by $3 for the final settlement of net working capital during the second quarter of 2023. The following table summarizes the final consideration paid, the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

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

All contingent consideration is payable in cash and is based on success factors related to the integration process as well as upon the achievement of annual revenue and customer order targets through the fiscal year ending December 31, 2025. The Company recorded $3,564 as the acquisition date fair value of the contingent consideration based on the estimate of the probability of achieving the performance targets. This amount was also reflected as an addition to the purchase price. The contingent consideration had a maximum payout of $6,300. See Note 18, "Fair Value Measurements," for more information on contingent consideration.

Supplemental pro forma disclosures are not included as the amounts are deemed to be immaterial.

SyQwest, LLC Acquisition

On July 29, 2024, we acquired 100% of the outstanding membership interests of SyQwest, LLC, a leading designer and manufacturer of a broad set of sonar and acoustic sensing solutions primarily for naval applications. The SyQwest acquisition is expected to strengthen our strategy and scale in the defense end market.

The purchase price of $128,017, which includes changes in working capital, was allocated to the fair values of assets and liabilities acquired as of July 29, 2024.

The following tables summarize the purchase price, the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition of SyQwest:

CTS CORPORATION 45

Consideration Paid
Cash paid, net of cash acquired of $1,410	$121,912
Contingent consideration	6,105
Purchase price	$128,017

Fair Values at July 29, 2024
Accounts receivable	$770
Inventory	8,625
Other current assets	1,475
Property, plant and equipment	985
Other assets	684
Goodwill	45,182
Intangible assets	76,100
Fair value of assets acquired	133,821
Less fair value of liabilities acquired	(5,804)
Purchase price	$128,017

Goodwill represents the value the Company expects to be created by combining the operations of the acquired business with the Company’s operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets:

	Carrying Value	Weighted Average Amortization Period
Customer lists/relationships	$68,500	15.0
Technology and other intangibles	7,600	10.9
Total	$76,100

The Company recorded a $2,087 step-up of inventory to its fair value as of the acquisition date. The step-up was amortized as a non-cash charge to cost of goods sold as the acquired inventory was sold with the entire amount recognized in the year ended December 31, 2024.

All contingent consideration is payable in cash and is based on the achievement of certain project and earnings metrics through the fiscal year ending December 31, 2026. The Company recorded $6,105 as the acquisition date fair value of the contingent consideration based on the estimate of the probability of achieving the performance targets. This amount is also reflected as an addition to the purchase price and is recorded within other long-term obligations within the Condensed Consolidated Balance Sheets. The contingent consideration has a maximum payout of $15,000.

Supplemental pro forma disclosures are not included as the amounts are deemed to be immaterial.

NOTE 4 — Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of December 31,
	2024	2023
Accounts receivable, gross	$78,379	$79,500
Less: Allowance for credit losses	(730)	(931)
Accounts receivable, net	$77,649	$78,569

CTS CORPORATION 46

NOTE 5 — Inventories, net

Inventories, net consist of the following:

	As of December 31,
	2024	2023
Finished goods	$12,126	$20,279
Work-in-process	22,680	19,213
Raw materials	32,735	33,187
Less: Inventory reserves	(13,963)	(12,648)
Inventories, net	$53,578	$60,031

NOTE 6 — Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2024	2023
Land and land improvements	$399	$536
Buildings and improvements	73,011	74,188
Machinery and equipment	265,950	261,435
Less: Accumulated depreciation	(245,003)	(243,567)
Property, plant and equipment, net	$94,357	$92,592

Depreciation expense recorded in the Consolidated Statements of Earnings includes the following:

	For the Years Ended
	2024	2023	2022
Depreciation expense	$17,574	$17,686	$18,126

NOTE 7 — Retirement Plans

As of December 31, 2024, we have two active noncontributory defined benefit pension plans ("Pension Plans") covering less than 1% of our active employees. These Pension Plans consist of a U.S. supplemental retirement plan ("SERP") and a Taiwan pension plan. The SERP is comprised entirely of participants who are former employees of the Company.

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

The measurement dates for the Pension Plans for our U.S. and non-U.S. locations and the post-retirement life insurance plan were December 31, 2024 and 2023.

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

CTS CORPORATION 47

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

As a result of the final settlement of the pension liability with the purchase of annuities, we reclassified the remaining related unrecognized pension losses of $106,206 that were previously recorded in accumulated other comprehensive income (loss) to the Consolidated Statements of Earnings in the third quarter of 2021.

In January 2022, we transferred approximately $17,500 of funds from Plan assets to a qualified replacement plan ("QRP") managed by the Company. The QRP requires that these assets be used to fund future annual Company contributions to our U.S. 401(k) program. The remaining Plan assets were transferred to the Company in the third quarter of 2022 as part of the final termination process. As a result, approximately $34,016 was transferred to the Company, which resulted in $6,803 of excise tax being recorded in Other Expense in the Company's Condensed Consolidated Statements of Earnings. As a result of the termination of the Plan and final reversion activities in 2022, no assets remained in the Plan as of December 31, 2022.

The following table provides a reconciliation of the benefit obligation, plan assets, and the funded status of the pension plans for U.S. and non-U.S. locations at the measurement dates.

	U.S. Pension Plan		Non-U.S. Pension Plan
	2024	2023	2024	2023
Accumulated benefit obligation	$729	$788	$1,029	$1,083
Change in projected benefit obligation:
Projected benefit obligation at January 1	$788	$814	$1,422	$2,146
Service cost	—	—	13	22
Interest cost	36	38	21	37
Benefits paid	(103)	(103)	(90)	(387)
Actuarial (gain) loss	8	39	50	(394)
Foreign exchange impact	—	—	(91)	(2)
Projected benefit obligation at December 31	$729	$788	$1,325	$1,422
Change in plan assets:
Assets at fair value at January 1	$—	$—	$1,199	$1,376
Actual return on assets	—	—	117	28
Company contributions	103	103	161	184
Benefits paid	(103)	(103)	(90)	(387)
Foreign exchange impact	—	—	(77)	(2)
Assets at fair value at December 31	$—	$—	$1,310	$1,199
Funded status (plan assets less projected benefit obligations)	$(729)	$(788)	$(15)	$(223)

CTS CORPORATION 48

The following table provides a reconciliation of the benefit obligation, plan assets, and the funded status of the post-retirement life insurance plan at those measurement dates.

	Post-Retirement Life Insurance Plan
	2024	2023
Accumulated benefit obligation	$3,683	$4,145
Change in projected benefit obligation:
Projected benefit obligation at January 1	$4,145	$4,018
Service cost	1	1
Interest cost	190	192
Benefits paid	(138)	(146)
Actuarial (gain) loss	(515)	80
Projected benefit obligation at December 31	$3,683	$4,145
Change in plan assets:
Assets at fair value at January 1	$—	$—
Company contributions	138	146
Benefits paid	(138)	(146)
Other	—	—
Assets at fair value at December 31	$—	$—
Funded status (plan assets less projected benefit obligations)	$(3,683)	$(4,145)

The components of the accrued cost of the domestic and foreign pension plans are classified in the following lines in the Consolidated Balance Sheets at December 31:

	U.S. Pension Plan		Non-U.S. Pension Plan
	2024	2023	2024	2023
Accrued expenses and other liabilities	(98)	(99)	—	—
Long-term pension obligations	(631)	(689)	(14)	(222)
Net accrued cost	$(729)	$(788)	$(14)	$(222)

The components of the accrued cost of the post-retirement life insurance plan are classified in the following lines in the Consolidated Balance Sheets at December 31:

	Post-Retirement Life Insurance Plan
	2024	2023
Accrued expenses and other liabilities	$(457)	$(478)
Long-term pension obligations	(3,226)	(3,667)
Total accrued cost	$(3,683)	$(4,145)

We have also recorded the following amounts to accumulated other comprehensive (loss) income for the U.S. and non-U.S. pension plans, net of tax:

	U.S. Pension Plan	Non-U.S. Pension Plan
	Unrecognized Loss	Unrecognized Loss
Balance at January 1, 2023	$204	$1,608
Amortization of retirement benefits, net of tax	—	(134)
Net actuarial gain (loss)	13	(396)
Foreign exchange impact	—	77
Balance at January 1, 2024	$217	$1,155
Amortization of retirement benefits, net of tax	(19)	(99)
Net actuarial (loss)	(31)	(38)
Foreign exchange impact	—	(75)
Balance at December 31, 2024	$167	$943

CTS CORPORATION 49

We have recorded the following amounts to accumulated other comprehensive (loss) income for the post-retirement life insurance plan, net of tax:

Unrecognized Gain
Balance at January 1, 2023	$(1,009)
Amortization of retirement benefits, net of tax	259
Net actuarial loss	61
Balance at January 1, 2024	$(689)
Amortization of retirement benefits, net of tax	48
Net actuarial gain	(361)
Balance at December 31, 2024	$(1,002)

The accumulated actuarial gains and losses included in other comprehensive earnings are amortized in the following manner:

The component of unamortized net gains or losses related to our qualified pension plan is amortized based on the future life expectancy of the plan participants (estimated to be approximately 10 years at December 31, 2024), because substantially all of the participants in those plans are former employees who are now retired. The component of unamortized net gains or losses related to our post-retirement life insurance plan is amortized based on the estimated remaining future service period of the plan participants (estimated to be approximately three years at December 31, 2024). The Company uses a market-related approach to value plan assets, reflecting changes in the fair value of plan assets over a five-year period. The variance resulting from the difference between the expected and actual return on plan assets is included in the amortization calculation upon reflection in the market-related value of plan assets.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with accumulated benefit obligation in excess of the fair value of plan assets is shown below:

	As of December 31,
	2024	2023
Projected benefit obligation	$2,054	$2,210
Accumulated benefit obligation	$1,758	$1,871
Fair value of plan assets	$1,310	$1,199

Net pension expense includes the following components:

	Years Ended December 31,			Years Ended December 31,
	U.S. Pension Plans			Non-U.S. Pension Plan
	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$13	$22	$20
Interest cost	36	38	18	21	37	13
Expected return on plan assets(1)	—	—	(2,134)	(20)	(13)	(9)
Amortization of unrecognized loss	25	22	30	134	172	167
Net expense	$61	$60	$(2,086)	$148	$218	$191
Weighted-average actuarial assumptions(2)
Benefit obligation assumptions:
Discount rate	5.40%	4.83%	5.04%	1.75%	1.63%	1.75%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%	5.00%
Pension income/expense assumptions:
Discount rate	4.83%	5.04%	2.46%	1.63%	1.75%	0.63%
Expected return on plan assets(1)	N/A	N/A	N/A	1.63%	1.75%	0.63%
Rate of compensation increase	N/A	N/A	N/A	3.00%	5.00%	5.00%

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
(2)
During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

Net post-retirement expense includes the following components:

CTS CORPORATION 50

	Post-Retirement Life Insurance Plan
	Years Ended December 31,
	2024	2023	2022
Service cost	$1	$1	$1
Interest cost	190	192	102
Amortization of unrecognized gain	(62)	(336)	—
Net expense	$129	$(143)	$103
Weighted-average actuarial assumptions(1)
Benefit obligation assumptions:
Discount rate	5.51%	4.90%	5.11%
Rate of compensation increase	N/A	N/A	N/A
Pension income/post-retirement expense assumptions:
Discount rate	4.90%	5.11%	2.66%
Rate of compensation increase	N/A	N/A	N/A
(1)
During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

The fair value of assets in the non-U.S. pension plan are 100% categorized as cash and cash equivalents, which use Level 1 inputs in the fair value determination.

We expect to make $99 of contributions to the U.S. plans and $168 of contributions to the non-U.S. plan during 2025.

Expected benefit payments under the Pension Plans and the postretirement benefit plan, for the five years subsequent to 2024 (i.e., 2025-2029, inclusive), and in the aggregate for the five years thereafter (i.e., 2030-2034, inclusive) are as follows:

	U.S. Pension Plan	Non-U.S. Pension Plan	Post- Retirement Life Insurance Plan
2025	$99	$52	$457
2026	93	58	421
2027	88	94	390
2028	83	61	363
2029	78	147	339
2030-2034	303	346	1,424
Total	$744	$758	$3,394

Defined Contribution Plans

We sponsor a 401(k) plan that covers substantially all of our U.S. employees as well as offer similar defined contribution plans to employees at certain foreign locations. Contributions and costs for such plans were generally determined as a percentage of the covered employee's annual salary. During 2022, our investment committee, in consultation with the plan’s advisors, determined the 401(k) plan’s position in CTS common stock would be liquidated and the resulting funds would be reinvested in other investments. That process was completed in the fourth quarter of 2022.

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

Expenses related to defined contribution plans include the following:

	Years Ended December 31,
	2024	2023	2022
401(k) and other defined contribution plan expense	$3,915	$3,858	$3,878

CTS CORPORATION 51

NOTE 8 — Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consisted of the following components:

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Amortization Period (in years)
Other intangible assets:
Customer lists / relationships	$210,354	$(72,500)	$137,854	10.6
Technology and other intangibles	61,244	(35,216)	26,028	7.4
Other intangible assets, net	$271,598	$(107,716)	$163,882	9.1
Amortization expense for the year ended December 31, 2024		$13,348

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$144,671	$(63,006)	$81,665
Technology and other intangibles	54,052	(31,760)	22,292
Other intangible assets, net	$198,723	$(94,766)	$103,957
Amortization expense for the year ended December 31, 2023		$11,024
Amortization expense for the year ended December 31, 2022		$11,627

The changes in the gross carrying amounts of intangible assets were primarily due to a business acquisition and purchase accounting activity as discussed in Note 3, "Business Acquisitions," as well as foreign exchange impacts.

The estimated amortization expense for the next five years and thereafter is as follows:

Amortization expense
2025	$15,800
2026	15,648
2027	15,590
2028	15,555
2029	14,384
Thereafter	86,905
Total future amortization expense	$163,882

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2022	$152,361
Increase due to acquisitions	2,914
Foreign exchange impact	2,363
Goodwill as of December 31, 2023	$157,638
Increase due to acquisitions	45,182
Foreign exchange impact	(2,934)
Goodwill as of December 31, 2024	$199,886

Refer to Note 3, "Business Acquisitions," for further information on the increase in the net carrying amount of goodwill due to acquisitions.

CTS CORPORATION 52

We performed our annual impairment test as of October 1, 2024, our measurement date, and concluded that there was no impairment in any of our reporting units. The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for the purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

NOTE 9 — Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Consolidated Statements of Earnings. Total restructuring charges were:

	Years Ended December 31,
	2024	2023	2022
Restructuring charges	$4,697	$7,074	$1,912

Closure and Consolidation of Juarez Manufacturing Facility and Operations

During the first quarter of 2023, we announced the closure of our Juarez manufacturing facility. As a part of this activity, operations from the Juarez plant were consolidated into our expanded Matamoros facility (collectively, the "Matamoros Consolidation"). The Matamoros Consolidation was substantially complete as of December 31, 2024.

During the year ended December 31, 2024, we incurred $1,820 in restructuring costs associated with the Matamoros Consolidation, comprised of $270, $1,180, and $370 in workforce reduction, building and equipment relocation costs and other charges, respectively. The restructuring liability associated with the Matamoros Consolidation was $139 and $194 as of December 31, 2024 and 2023, respectively.

In addition to these charges, we have incurred an additional $1,268 of other costs relating to the Matamoros Consolidation that would not qualify as restructuring charges, but represent duplicative expenses arising from the transition process, such as excess rent, utilities, personnel-related expenses and other costs. These other expenses totaled $697 and $571 during the twelve months ended December 31, 2024 and 2023, respectively.

Other Restructuring Activities

During the year ended December 31, 2024, we incurred total other restructuring charges of $2,877, comprised of $2,413, $286 and $178 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. The remaining restructuring liability associated with these actions was $659 and $246 at December 31, 2024 and December 31, 2023, respectively.

The following table displays the restructuring liability activity for all plans for the year ended December 31, 2024:

Restructuring liability at January 1, 2024	$523
Restructuring charges	4,697
Cost paid	(4,411)
Other activities(1)	(11)
Restructuring liability at December 31, 2024	$798

(1)
Other charges include the effects of currency translation, non-cash asset write-downs, travel, legal and other charges.

The total liability of $798 is included in accrued expenses and other liabilities at December 31, 2024.

CTS CORPORATION 53

NOTE 10 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	December 31,
	2024	2023
Accrued product-related costs	$1,866	$2,183
Accrued income taxes	5,418	6,899
Accrued property and other taxes	1,518	1,542
Accrued professional fees	1,625	1,232
Accrued customer-related liabilities	2,113	2,167
Dividends payable	1,201	1,233
Remediation reserves	12,192	12,044
Derivative liabilities	334	747
Other accrued liabilities	8,184	6,514
Total accrued expenses and other liabilities	$34,451	$34,561

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities in the Consolidated Balance Sheets is composed of the following:

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$12,044	$11,048	$10,979
Remediation expense	1,701	3,502	2,750
Remediation payments	(1,554)	(2,497)	(2,661)
Other activity (1)	1	(9)	(20)
Balance at end of the period	$12,192	$12,044	$11,048

(1) Other activity includes currency translation adjustments not recorded through remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The Company expects its potential exposure to be between $1,900 and $9,955. We have determined that no point within this range is more likely than another and therefore we have recorded a loss estimate of $1,900 as of December 31, 2024 in the Consolidated Balance Sheets.

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

CTS CORPORATION 54

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

Components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$6,361	$5,762	$4,997
Short-term lease cost	935	1,495	1,338
Total lease cost	$7,296	$7,257	$6,335

For the years ended December 31, 2024, 2023 and 2022 the Company recorded sublease income of $526, $532 and $562, respectively.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease obligations	$6,395	$5,797	$5,163
Leased assets obtained in exchange for new operating lease obligations	$1,053	$7,831	$5,990

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024	2023
Operating lease obligations	$4,719	$4,394
Long-term operating lease obligations	21,120	24,965
Total lease liabilities	$25,839	$29,359
Weighted-average remaining lease terms (years)	5.88	6.22
Weighted-average discount rate	6.54%	6.30%

CTS CORPORATION 55

Remaining maturity of our existing lease liabilities as of December 31, 2024 was as follows:

Operating Leases(1)
2025	$6,202
2026	4,395
2027	4,051
2028	4,037
2029	4,077
Thereafter	9,870
Total	$32,632
Less: interest	(6,793)
Present value of lease payments	$25,839
(1)
Operating lease payments include $898 of payments related to options to extend lease terms that are reasonably expected to be exercised.

NOTE 13 — Debt

Long-term debt was comprised of the following:

	As of December 31,
	2024	2023
Total credit facility availability	$400,000	$400,000
Balance outstanding	91,253	67,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$307,107	$330,860
Weighted-average interest rate	6.41%	6.07%

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

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at December 31, 2024. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

CTS CORPORATION 56

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $194 for the year ended December 31, 2024, $194 in 2023 and $194 in 2022. These costs are included in interest expense in our Consolidated Statements of Earnings.

NOTE 14 — Derivative Financial Instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We selectively use derivative financial instruments including foreign currency forward contracts and interest rate swaps to manage our exposure to these risks.

The use of derivative financial instruments exposes the Company to credit risk, including the risk of nonperformance by a counterparty to the derivative contracts. We manage our credit risk by entering into derivative contracts with only highly rated financial institutions and by using netting agreements.

The effective portion of derivative gains and losses are recorded in accumulated other comprehensive (loss) income until the hedged transaction affects earnings upon settlement, at which time they are reclassified to costs of goods sold or net sales. If it is probable that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive (loss) income to other (expense) income, net.

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Consolidated Statements of Earnings for the year ended December 31, 2024.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At December 31, 2024, we had a net unrealized loss of $3,232 in accumulated other comprehensive (loss) income, of which $2,848 is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $50,657 at December 31, 2024.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest to a fixed rate.

As of December 31, 2024, we have agreements to fix interest rates on $50,000 of long-term debt through December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive (loss) income that are expected to be reclassified into earnings within the next twelve months is approximately $792.

Cross-Currency Swap

The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As part of the strategy to limit foreign exchange exposure, the Company entered into a cross-currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027. Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. At December 31, 2024, the variable rate debt associated with the cross-currency interest rate swap was $12,500 due to ongoing principle payments. Interest payments received for the cross-currency interest rate swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency interest rate swap are considered Level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market. At December 31, 2024 we had a net unrealized loss of $51 in accumulated other comprehensive (loss) income.

CTS CORPORATION 57

Prior to designation as a net investment hedge, a gain of $111 was recorded in other expense within the Condensed Consolidated Statements of Earnings during the second quarter of 2022.

The location and fair values of derivative instruments designated as hedging instruments in the Consolidated Balance Sheets as of December 31, 2024, are shown in the following table:

	As of December 31,
	2024	2023
Interest rate swaps reported in Other current assets	$792	$1,121
Interest rate swaps reported in Other assets	$711	$706
Cross-currency swap reported in Other current assets	$324	$—
Cross-currency swap reported in Accrued expenses and other liabilities	$—	$(747)
Foreign currency hedges reported in Other current assets	$—	$1,087
Foreign currency hedges reported in Other current liabilities	$(2,992)	$—

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $122 and foreign currency derivative liabilities of $3,114 at December 31, 2024.

The effect of derivative instruments on the Consolidated Statements of Earnings is as follows:

	Years Ended December 31,
	2024	2023	2022
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$232	$(130)	$—
Cost of goods sold	710	2,795	924
Total amounts reclassified from AOCI to earnings	942	2,665	924
Total derivative gains on foreign exchange contracts recognized in earnings	$942	$2,665	$924
Interest Rate Swaps:
Income recorded in interest expense	$1,430	$1,789	$77
Cross-Currency Swaps:
Income recorded in interest expense	$358	515	461
Total gains on derivatives	$2,730	$4,969	$1,462

Derivative Contracts Not Designated as Hedges

In the second quarter of 2022, the Company used derivative contracts to manage foreign currency exchange risk related to funds to be used for the purchase price of the Ferroperm acquisition. These contracts were not designated as hedges and therefore changes in the fair values of these instruments were recognized directly in earnings. All contracts were settled in conjunction with the closing of the Ferroperm acquisition. As a result of these contracts, the Company recognized a $1,776 loss in other expense in the Consolidated Statements of Earnings in 2022.

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

CTS CORPORATION 58

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

The components of accumulated other comprehensive (loss) income for the year ended December 31, 2024 are as follows:

	As of December 31, 2023	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2024
Changes in fair market value of derivatives:
Gross	$3,256	$(2,615)	$(2,371)	$(1,730)
Income tax (expense) benefit	(749)	601	545	397
Net	2,507	(2,014)	(1,826)	(1,333)
Changes in unrealized pension cost:
Gross	(1,125)	555	161	(409)
Income tax benefit (expense)	442	(126)	(16)	300
Net	(683)	429	145	(109)
Cumulative translation adjustment:
Gross	2,445	(5,269)	—	(2,824)
Income tax benefit (expense)	—	—	—	—
Net	2,445	(5,269)	—	(2,824)
Total accumulated other comprehensive (loss) income	$4,269	$(6,854)	$(1,681)	$(4,266)

The components of accumulated other comprehensive (loss) income for the year ended December 31, 2023 are as follows:

	As of December 31, 2022	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2023
Changes in fair market value of derivatives:
Gross	$3,911	$3,798	$(4,453)	$3,256
Income tax (expense) benefit	(899)	(874)	1,024	(749)
Net	3,012	2,924	(3,429)	2,507
Changes in unrealized pension cost:
Gross	(1,179)	278	(224)	(1,125)
Income tax benefit	376	27	39	442
Net	(803)	305	(185)	(683)
Cumulative translation adjustment:
Gross	(2,880)	5,325	—	2,445
Income tax benefit (expense)	—	—	—	—
Net	(2,880)	5,325	—	2,445
Total accumulated other comprehensive (loss) income	$(671)	$8,554	$(3,614)	$4,269

CTS CORPORATION 59

NOTE 16 — Shareholders' Equity

Share count and par value data related to shareholders' equity are as follows:

	As of December 31,
	2024	2023
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,543,964	57,444,228
Shares outstanding	30,026,045	30,824,248
Treasury stock
Shares held	27,517,919	26,619,980

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

On February 2, 2024, our Board of Directors approved a new share repurchase program that authorized the Company to repurchase up to $100,000 of its common stock. The repurchase program has no set expiration date and superseded and replaced the repurchase program approved by the Board of Directors in February 2023. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program may be extended, modified, suspended or discontinued at any time.

During the year ended December 31, 2024, 897,939 shares of common stock were repurchased for approximately $43,025, across both share repurchase programs described above. As of December 31, 2024 approximately $61,422 was still available for future purchases under the February 2024 program.

As of 2023, we are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022, which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of December 31, 2024, we accrued $741 for repurchases within Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll forward of common shares outstanding is as follows:

	As of December 31,
	2024	2023
Balance at beginning of the year	30,824,248	31,680,890
Repurchases	(897,939)	(970,109)
Restricted stock unit issuances	99,736	113,467
Balance at end of period	30,026,045	30,824,248

NOTE 17 — Stock-Based Compensation

At December 31, 2024, we had five stock-based compensation plans: the Non-Employee Directors' Stock Retirement Plan ("Directors' Plan"), the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan"), the 2009 Omnibus Equity and Performance Incentive Plan ("2009 Plan"), the 2014 Performance and Incentive Plan ("2014 Plan"), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan. The 2018 Plan allows for grants of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, and other stock awards subject to the terms of the 2018 Plan.

CTS CORPORATION 60

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Consolidated Statements of Earnings related to stock-based compensation plans:

	Years Ended December 31,
	2024	2023	2022
Service-Based RSUs	$3,788	$2,869	$2,834
Performance-Based RSUs	1,673	1,813	4,469
Cash-settled awards	189	499	423
Total	$5,650	$5,181	$7,726
Income tax benefit	1,300	1,192	1,777
Net	$4,350	$3,989	$5,949

The fair value of all equity awards that vested during the periods ended December 31, 2024, 2023 and 2022 were $7,599, $8,282 and $4,535, respectively. We recorded a tax deduction related to equity awards that vested during the year ended December 31, 2024, in the amount of $1,748.

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized compensation expense at December 31, 2024	Weighted- average period
Service-Based RSUs	$3,200	1.26
Performance-Based RSUs	2,619	1.83
Total	$5,819	1.51

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of December 31, 2024:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available to be granted	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Performance stock options outstanding	—	—	—	—	—
Maximum potential RSU and cash settled awards outstanding	717,142	35,100	30,000	14,545	4,722
Maximum potential awards outstanding	717,142	35,100	30,000	14,545	4,722
RSUs and cash settled awards vested and released	571,384	—	—	—	—
Awards available to be granted	1,211,474	—	—	—	—

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

CTS CORPORATION 61

A summary of RSU activity for the year ended December 31, 2024 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	280,966	$30.36
Granted	111,858	45.85
Released	(58,744)	37.38
Forfeited	(11,233)	41.74
Outstanding at December 31, 2024	322,847	$34.06	17.44	$17,024
Releasable at December 31, 2024	162,067	$24.13	28.85	$8,546

	Years Ended December 31,
	2024	2023	2022
Weighted-average fair value upon release	$45.66	$45.19	$35.38
Intrinsic value of RSUs released	$2,682	$3,316	$2,794

A summary of non-vested RSU activity for the year ended December 31, 2024 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	136,699	$38.97
Granted	111,858	45.85
Vested	(76,544)	37.91
Forfeited	(11,233)	41.74
Nonvested at December 31, 2024	160,780	$44.07

Performance-Based Restricted Stock Units

We grant performance-based restricted stock units ("PRSUs") to certain executives and key employees. PRSUs are usually awarded in the range from zero percent to 200% of a targeted number of shares. The award rate for the 2022-2024, 2023-2025 and 2024-2026 PRSUs is dependent upon our achievement of targets for sales growth, cash flow, and relative total shareholder return ("RTSR"). We use a matrix based on the percentile ranking of our stock price performance compared to a peer group of companies over a three-year period to calculate the achievement of the RTSR targets. Other PRSUs are granted from time to time based on other performance criteria. The initial fair value of the PRSUs is equivalent to the trading value of the target amount of our common stock on the grant date. The fair value is subsequently adjusted quarterly based on management's assessment of the Company's performance relative to the target number of shares performance criteria.

A summary of PRSU activity for the year ended December 31, 2024 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	220,656	$36.96
Granted	75,498	43.77
Added by performance factor	55,272	33.37
Released	(112,907)	33.85
Forfeited	(16,175)	37.33
Outstanding at December 31, 2024	222,344	$39.96	1.97	$11,724
Releasable at December 31, 2024	—	$—		$—

CTS CORPORATION 62

The following table summarizes each grant of PRSUs outstanding at December 31, 2024:

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2022 - 2024 Performance RSUs	February 10, 2022	2024	35% RTSR, 35% sales growth, 30% operating cash flow	62,378	124,756
Focus 2025 Performance RSUs	Varies	2024	Cumulative revenues of $750 million over a trailing four-quarter period	28,150	28,150
2023-2025 Performance RSUs	February 9, 2023	2025	60% sales growth, 40% operating cash flow, RTSR modifier	60,057	120,114
2024-2026 Performance RSUs	February 7, 2024	2026	60% sales growth, 40% operating cash flow, RTSR modifier	71,759	143,518
Total				222,344	416,538

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At December 31, 2024 and 2023, we had 44,127 and 42,062 cash-settled RSUs outstanding, respectively. At December 31, 2024 and 2023, liabilities of $608 and $676, respectively, were included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 18 — Fair Value Measurements

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and the gain recorded during the year ended December 31, 2024:

	Asset (Liability) Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain (Loss) for Year Ended December 31, 2024
Interest rate swap	$1,503	$—	$1,503	$—	$1,430
Foreign currency hedges	$(2,992)	$—	$(2,992)	$—	$942
Cross-currency swap	$324	$—	$324	$—	$358
Qualified replacement plan assets	$11,380	$11,380	$—	$—	$644
Contingent consideration	$(7,028)	$—	$—	$(7,028)	$1,765

The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2023 and the gain recorded during the year ended December 31, 2023:

	Asset (Liability) Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain for Year Ended December 31, 2023
Interest rate swap	$1,827	$—	$1,827	$—	$1,789
Foreign currency hedges	$1,087	$—	$1,087	$—	$2,665
Cross-currency swap	$(747)	$—	$(747)	$—	$515
Qualified replacement plan assets	$13,392	$13,392	$—	$—	$710
Contingent consideration	$(3,764)	$—	$—	$(3,764)	$(200)

CTS CORPORATION 63

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

A roll-forward of the contingent consideration is as follows:

Contingent
Consideration
Balance at December 31, 2023	$3,764
Acquisition date fair value of contingent consideration	6,105
Change in fair value	(1,765)
Cash paid	(1,076)
Balance at December 31, 2024	$7,028

As of December 31, 2024, $7,028 of contingent consideration was recorded in other long-term obligations in the Consolidated Balance Sheets.

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

NOTE 19 — Income Taxes

Earnings (Loss) before income taxes consist of the following:

	Years Ended December 31,
	2024	2023	2022
U.S.	$4,272	$(9,265)	$1,005
Non-U.S.	66,951	84,418	79,732
Total	$71,223	$75,153	$80,737

CTS CORPORATION 64

Significant components of income tax provision/(benefit) are as follows:

	Years Ended December 31,
	2024	2023	2022
Current:
U.S.	$103	$(668)	$1,365
Non-U.S.	14,097	16,279	19,305
Total Current	14,200	15,611	20,670
Deferred:
U.S.	(1,095)	(1,475)	249
Non-U.S.	4	485	243
Total Deferred	(1,091)	(990)	492
Total provision for income taxes	$13,109	$14,621	$21,162

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
Post-retirement benefits	$889	$976
Inventory reserves	1,387	1,323
Loss carry-forwards	2,378	3,911
Credit carry-forwards	15,205	13,415
Accrued expenses	4,736	4,852
Research and development expenditures	19,003	18,980
Operating lease liabilities	6,406	6,715
Stock compensation	2,537	2,371
Foreign exchange loss	69	2,010
Derivatives	406	—
Other	803	762
Gross deferred tax assets	53,819	55,315
Depreciation and amortization	22,191	23,349
Statutory inventory adjustments	834	1,359
Qualified replacement plan	2,618	3,080
Operating lease assets	6,003	6,355
Subsidiaries' unremitted earnings	1,733	1,599
Other	—	749
Gross deferred tax liabilities	33,379	36,491
Net deferred tax assets	20,440	18,824
Deferred tax asset valuation allowance	(5,592)	(8,370)
Total net deferred tax assets	$14,848	$10,454

The deferred tax assets and deferred tax liabilities, classified as non-current, are as follows:

	As of December 31,
	2024	2023
Non-current deferred tax assets	$27,591	$25,183
Non-current deferred tax liabilities	$(12,743)	$(14,729)
Total net deferred tax assets	$14,848	$10,454

At each reporting date, we weigh all available positive and negative evidence to assess whether it is more-likely-than-not that the Company's deferred tax assets, including deferred tax assets associated with accumulated loss carry-forwards and tax credits in the various jurisdictions in which it operates, will be realized. As of December 31, 2024 and 2023, we recorded deferred tax assets related to certain U.S. state and non-U.S. income tax loss carry-forwards of $2,378 and $3,911, respectively, and U.S. and non-U.S. tax credits of $15,205 and $13,415, respectively. The deferred tax assets expire in various years primarily between 2025 and 2044.

CTS CORPORATION 65

Generally, we assess if it is more-likely-than-not that our net deferred tax assets will be realized during the available carry-forward periods. As a result, we have determined that valuation allowances of $5,592 and $8,370 should be provided for certain deferred tax assets at December 31, 2024 and 2023, respectively. As of December 31, 2024, the valuation allowances relate to certain U.S. state and non-U.S. loss carry-forwards and certain U.S. state tax credits that management does not anticipate will be utilized.

A valuation allowance for 2024 and 2023 of $157 and $172 was recorded against the U.S. federal foreign tax credit carry-forwards of $2,447 and $1,854, respectively. These credits begin to expire in varying amounts between 2030 and 2034. A valuation allowance for 2024 and 2023 of $275 and $449 was recorded against the U.S. federal research and development tax credits of $9,914 and $9,362, respectively. These credits begin to expire in varying amounts between 2025 and 2044. We assessed the anticipated realization of those tax credits utilizing future taxable income projections. Based on those projections, management believes it is more-likely-than-not that we will realize the benefits of these tax credit carry-forwards.

The following table reconciles taxes at the U.S. federal statutory rate to the effective income tax rate:

	Years Ended December 31,
	2024	2023	2022
Taxes at the U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.3)%	(0.1)%	0.2%
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	(4.9)%	(4.4)%	(3.2)%
Foreign source earnings, net of associated foreign tax credits	0.3%	2.7%	(0.6)%
Benefit of tax credits	(1.3)%	(2.4)%	(0.2)%
Non-deductible expenses	1.1%	0.9%	2.6%
Stock compensation - excess tax benefits	(0.5)%	(0.7)%	(0.2)%
Adjustment to valuation allowances	(3.3)%	1.2%	1.4%
Change in unrecognized tax benefits	—	(0.2)%	(0.1)%
Impacts of unremitted foreign earnings	2.4%	2.0%	2.7%
Entity rationalization	3.3%	—	—
Excise tax paid upon U.S. pension termination	—	—	1.8%
Other	0.6%	(0.5)%	0.8%
Effective income tax rate	18.4%	19.5%	26.2%

In 2020, the Company began the termination of the U.S.-based pension plan. In 2022, the remaining assets of the pension plan were liquidated and reverted back to CTS. These funds are subject to both income and excise taxes. The excise taxes of $6,803 are nondeductible for U.S. tax purposes. Further information related to our pension termination is included in Note 7, "Retirement Plans."

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

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any Global Intangible Low-Taxed Income inclusions as an expense in the period the tax was incurred.

We recognize the financial statement benefit of a tax position when it is more-likely-than-not, based on its technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2024, we have approximately $1,951 of unrecognized tax benefits, which if recognized, would impact the effective tax rate. We do not anticipate any significant changes in our unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefits is provided below:

	As of December 31,
	2024	2023
Balance at January 1	$1,943	$2,079
Increase related to current year tax positions	86	208
Increase (Decrease) related to prior year tax positions	25	(122)
Decrease related to lapse in statute of limitation	(103)	(222)
Balance at December 31	$1,951	$1,943

CTS CORPORATION 66

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, $39 and $39, respectively, of interest and penalties were accrued.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2020 through 2023; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carry-forwards and tax credit carry-forwards are utilized. The open years for the non-U.S. tax returns range from 2014 through 2023 based on local statutes.

NOTE 20 — Segment Information

The Company designs, manufactures, and sells a broad line of sensors, connectivity components, and actuators across multiple end markets in North America, Asia, and Europe. Our Chief Operating Decision Maker (“CODM”), who is our Chair, President and Chief Executive Officer, analyzes the results of our business through one reportable segment. Our CODM evaluates the operating results and performance through Net earnings, which are reported on the Consolidated Statements of Earnings. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resource allocations, our CODM is regularly provided and reviews expense information at a consolidated level for our Cost of goods sold, Selling, general, and administrative expenses and Research and Development expenses, which are reported on the Consolidated Statements of Earnings. Currently, a focus is being placed on sales growth, diversification, and profitability. The measure of segment assets is reported on the Consolidated Balance Sheet as Total Assets, but the CODM does not use discrete balance sheet information in assessing performance and allocating resources.

NOTE 21 — Geographic Data

Financial information relating to our operations by geographic area were as follows:

	Years Ended December 31,
Net Sales	2024	2023	2022
United States	$299,150	$302,530	$326,561
China	89,357	108,683	115,980
Czech Republic	41,265	42,068	35,990
Denmark	29,661	29,208	17,864
Taiwan	22,186	22,619	30,199
Singapore	21,137	29,912	48,288
Other non-U.S.	13,015	15,402	11,987
Consolidated net sales	$515,771	$550,422	$586,869

Sales are attributed to countries based upon the origin of the sale.

	Years Ended December 31,
Long-Lived Tangible Assets	2024	2023
United States	$33,283	$28,533
China	23,752	25,847
Mexico	19,373	19,693
Czech Republic	8,674	7,840
Taiwan	5,530	6,321
Other non-U.S	3,745	4,358
Consolidated long-lived assets	$94,357	$92,592

CTS CORPORATION 67

CTS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Write-offs / Recoveries	Balance at End of Period
Year ended December 31, 2024 Allowance for credit losses	$931	$91	$—	$(292)	$730
Year ended December 31, 2023 Allowance for credit losses	$1,236	$125	$—	$(430)	$931
Year ended December 31, 2022 Allowance for credit losses	$1,657	$97	$(22)	$(496)	$1,236

CTS CORPORATION 68

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).

We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of SyQwest, LLC, which we acquired in 2024. At December 31, 2024 and for the period from acquisition through December 31, 2024 total assets and revenues subject to SyQwest's internal control over financial reporting represented 18% and 3% of our consolidated total assets and total revenues as of and for the year ended December 31, 2024.

Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CTS CORPORATION 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of SyQwest, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 18 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, SyQwest, LLC was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of SyQwest, LLC.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 26, 2025

CTS CORPORATION 70

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to our directors and our corporate governance policies and practices, including our insider trading policy, may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of CTS common stock that could be issued under all of our equity compensation plans as of December 31, 2024:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted- Average Excercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(3)
Equity compensation plans approved by security holders	796,787	$36.48	1,211,474
Equity compensation plans not approved by security holders(1)	4,722	—	—
Total	801,509		1,211,474

(1)
In 1990, we adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, we annually credited an account for each non-employee director with 800 CTS common stock units. We also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2024, the deferred stock accounts contained a total of 4,722 CTS common stock units.
(2)
Based on achievement of the maximum targets for performance-based equity grants. As a result, this aggregate reported number may overstate actual dilution. The weighted-average exercise price disclosed in column (b) does not take either the deferred stock account holdings or these performance-based equity grants into account.

CTS CORPORATION 71

(3)
All of these shares may be issued with respect to award vehicles other than just stock options or stock appreciation rights or other rights to acquire shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to the aggregate fees billed to us by our principal accountant, Grant Thornton LLP (PCAOB ID No. 248), may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION 72

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

(3)(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

(3)(ii)	Amended and Restated Bylaws of CTS Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 13, 2024).

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

CTS CORPORATION 73

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

(19)	Insider Trading Policy

(21)	Subsidiaries

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Clawback Policy

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

CTS CORPORATION 74

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 26, 2025	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2025	By:	/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2025	By:	/s/ Robert A. Profusek
Robert A. Profusek Lead Director

Date: February 26, 2025	By:	/s/ William S. Johnson
William S. Johnson Director

Date: February 26, 2025	By:	/s/ Alfonso G. Zulueta
Alfonso G. Zulueta Director

Date: February 26, 2025	By:	/s/ Donna M. Costello
Donna M. Costello Director

Date: February 26, 2025	By:	/s/ Randy Stone
Randy Stone Director

Date: February 26, 2025	By:	/s/ Amy Dodrill
Amy Dodrill Director

CTS CORPORATION 75