Form 10-Q
period 2025-03-31
CTS CORP
filed 2025-04-30
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2025: 29,843,811.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net sales	$125,769	$125,750
Cost of goods sold	79,220	80,660
Gross margin	46,549	45,090
Selling, general and administrative expenses	23,623	22,260
Research and development expenses	6,190	6,601
Restructuring charges	451	1,693
Operating earnings	16,285	14,536
Other income (expense):
Interest expense	(1,167)	(801)
Interest income	447	1,386
Other income (expense), net	557	(1,463)
Total other expense, net	(163)	(878)
Earnings before income taxes	16,122	13,658
Income tax expense	2,755	2,539
Net earnings	$13,367	$11,119
Earnings per share:
Basic	$0.45	$0.36
Diluted	$0.44	$0.36
Basic weighted – average common shares outstanding:	30,013	30,742
Effect of dilutive securities	313	252
Diluted weighted – average common shares outstanding:	30,326	30,994
Cash dividends declared per share	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net earnings	$13,367	$11,119
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	876	730
Changes in unrealized pension cost, net of tax	14	65
Cumulative translation adjustment, net of tax	4,648	(2,121)
Other comprehensive earnings (loss)	$5,538	$(1,326)
Comprehensive earnings	$18,905	$9,793

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$90,288	$94,334
Accounts receivable, net	81,440	77,649
Inventories, net	53,883	52,312
Other current assets	17,928	17,879
Total current assets	243,539	242,174
Property, plant and equipment, net	93,786	94,357
Operating lease assets, net	22,624	22,939
Other Assets
Goodwill	203,355	201,304
Other intangible assets, net	161,934	163,882
Deferred income taxes	27,851	27,591
Other	12,439	13,180
Total other assets	405,579	405,957
Total Assets	$765,528	$765,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$43,182	$42,629
Operating lease obligations	4,339	4,719
Accrued payroll and benefits	12,813	15,754
Accrued expenses and other liabilities	32,100	35,361
Total current liabilities	92,434	98,463
Long-term debt	86,700	92,300
Long-term operating lease obligations	21,160	21,120
Long-term pension obligations	3,905	3,931
Deferred income taxes	13,230	12,743
Other long-term obligations	9,861	8,662
Total Liabilities	227,290	237,219
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock	324,635	321,979
Additional contributed capital	40,804	44,662
Retained earnings	665,017	652,851
Accumulated other comprehensive income (loss)	1,272	(4,266)
Total shareholders’ equity before treasury stock	1,031,728	1,015,226
Treasury stock	(493,490)	(487,018)
Total shareholders’ equity	538,238	528,208
Total Liabilities and Shareholders’ Equity	$765,528	$765,427

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,367	$11,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,494	7,325
Pension and other post-retirement plan expense	177	84
Stock-based compensation	1,647	1,221
Deferred income taxes	(491)	(621)
Change in fair value of contingent consideration liability	(162)	(253)
Loss (gain) on foreign currency hedges, net of cash	168	(299)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,040)	(2,985)
Inventories	(1,022)	1,656
Operating lease assets	315	1,135
Other assets	73	792
Accounts payable	765	2,835
Accrued payroll and benefits	(3,352)	(1,273)
Operating lease liabilities	(340)	(1,136)
Accrued expenses and other liabilities	(1,041)	(1,247)
Pension and other post-retirement plans	(40)	(42)
Net cash provided by operating activities	15,518	18,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,465)	(4,035)
Net cash used in investing activities	(4,465)	(4,035)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(264,200)	(167,500)
Proceeds from borrowings of long-term debt	258,600	167,500
Purchases of treasury stock	(6,465)	(11,958)
Dividends paid	(1,201)	(1,233)
Taxes paid on behalf of equity award participants	(2,634)	(3,117)
Net cash used in financing activities	(15,900)	(16,308)
Effect of exchange rate changes on cash and cash equivalents	801	581
Net decrease in cash and cash equivalents	(4,046)	(1,451)
Cash and cash equivalents at beginning of period	94,334	163,876
Cash and cash equivalents at end of period	$90,288	$162,425
Supplemental cash flow information:
Cash paid for interest	$1,060	$739
Cash paid for income taxes, net	$2,912	$3,799
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,049	$1,733
Excise taxes on purchase of treasury stock incurred not paid	$6	$77

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars, except shares and per share amounts)

The following summarizes the changes in total equity for the three months ended March 31, 2025:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2024	$321,979	$44,662	$652,851	$(4,266)	$(487,018)	$528,208
Net earnings	—	—	13,367	—	—	13,367
Changes in fair market value of derivatives, net of tax	—	—	—	876	—	876
Changes in unrealized pension cost, net of tax	—	—	—	14	—	14
Cumulative translation adjustment, net of tax	—	—	—	4,648	—	4,648
Cash dividends of $0.04 per share	—	—	(1,201)	—	—	(1,201)
Acquired 143,541 shares of treasury stock	—	—	—	—	(6,472)	(6,472)
Issued shares on vesting of restricted stock units	2,656	(5,290)	—	—	—	(2,634)
Stock compensation	—	1,432	—	—	—	1,432
Balances at March 31, 2025	$324,635	$40,804	$665,017	$1,272	$(493,490)	$538,238

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands except for share and per share data)

March 31, 2025

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS”, “we”, “our”, “us” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024.

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Immaterial Correction of Prior Period Error

The Company identified immaterial prior period errors in the consolidated financial statements related to the acquisition of SyQwest, LLC (“SyQwest”) as well as the foreign currency impact on certain long-term debt payments. The errors related to the SyQwest acquisition were due to errors with the calculation of revenue and cost of goods sold both prior to and subsequent to the acquisition date of July 29, 2024. The Company assessed the materiality of this change on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections were material in the current period, but are not material to any previously presented consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the year ended December 31, 2024 and the three and nine months ended September 30, 2024 in this Quarterly Report on Form 10-Q.

The financial reporting periods affected by this error include the Company’s previously reported audited consolidated financial statements for the fiscal year ended December 31, 2024 and the Company’s previously reported interim unaudited consolidated financial statements for the three and nine months ended September 30, 2024. In addition, the Company expects to present the corrected interim 2024 amounts in its 2025 consolidated interim financial statements upon the filing of each of its Quarterly Reports on Form 10-Q on a year-to-date basis as a correction to applicable 2024 periods. A summary of the immaterial corrections to the Company’s previously reported audited and unaudited consolidated financial statements follows.

Corrected Consolidated Statement of Earnings for the Year Ended December 31, 2024 (in thousands):

	Year Ended		Year Ended
	December 31, 2024		December 31, 2024
	Previously Reported	Corrections	As Corrected
Net sales	$515,771	$(1,015)	$514,756
Cost of goods sold	326,621	580	327,201
Gross margin	189,150	(1,595)	187,555
Operating earnings	72,780	(1,595)	71,185
Other income (expense):
Other income (expense), net	(1,603)	(1,047)	(2,650)
Total other expense, net	(1,557)	(1,047)	(2,604)
Earnings before income taxes	71,223	(2,642)	68,581
Net earnings	$58,114	$(2,642)	$55,472
Earnings per share:
Basic	$1.91		$1.82
Diluted	$1.89		$1.81
Basic weighted – average common shares outstanding:	30,408		30,408
Effect of dilutive securities	309		309
Diluted weighted – average common shares outstanding:	30,717		30,717

Corrected Consolidated Balance Sheet as of December 31, 2024 (in thousands):

	December 31, 2024		December 31, 2024
	Previously Reported	Corrections	As Corrected
ASSETS
Current Assets
Inventories, net	$53,578	$(1,266)	$52,312
Other current assets	18,716	(837)	17,879
Total current assets	244,277	(2,103)	242,174
Other Assets
Goodwill	199,886	1,418	201,304
Total other assets	404,539	1,418	405,957
Total Assets	$766,112	$(685)	$765,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other liabilities	34,451	910	35,361
Total current liabilities	97,553	910	98,463
Long-term debt	91,253	1,047	92,300
Total Liabilities	235,262	1,957	237,219
Shareholders’ Equity
Retained earnings	655,493	(2,642)	652,851
Total shareholders’ equity before treasury stock	1,017,868	(2,642)	1,015,226
Total shareholders’ equity	530,850	(2,642)	528,208
Total Liabilities and Shareholders’ Equity	$766,112	$(685)	$765,427

Corrected Consolidated Statement of Cash Flows for the Year Ended December 31, 2024 (in thousands):

	Year Ended		Year Ended
	December 31, 2024		December 31, 2024
	Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$58,114	$(2,642)	$55,472
Changes in assets and liabilities, net of acquisitions:
Inventories	11,893	580	12,473
Other assets	900	837	1,737
Accrued expenses and other liabilities	(5,255)	178	(5,077)
Net cash provided by operating activities	99,289	(1,047)	98,242
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(891,847)	1,047	(890,800)
Net cash (used in) provided by financing activities	$(27,935)	$1,047	$(26,888)

Corrected Consolidated Statement of Earnings for the Three and Nine Months Ended September 30, 2024 (in thousands):

	Three Months Ended		Three Months Ended	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024	September 30, 2024		September 30, 2024
	Previously Reported	Corrections	As Corrected	Previously Reported	Corrections	As Corrected
Net sales	$132,424	$(40)	$132,385	$388,336	$(40)	$388,296
Cost of goods sold	82,636	559	83,195	247,086	559	247,645
Gross margin	49,788	(599)	49,189	141,250	(599)	140,651
Operating earnings	21,475	(599)	20,876	53,775	(599)	53,176
Earnings before income taxes	22,447	(599)	21,848	53,872	(599)	53,273
Net earnings	$18,683	$(599)	$18,084	$44,508	$(599)	$43,909
Earnings per share:
Basic	$0.62		$0.60	$1.46		$1.44
Diluted	$0.61		$0.59	$1.45		$1.43
Basic weighted – average common shares outstanding:	30,300		30,300	30,517		30,517
Effect of dilutive securities	236		236	230		230
Diluted weighted – average common shares outstanding:	30,536		30,536	30,747		30,747

Corrected Consolidated Balance Sheet as of September 30, 2024 (in thousands):

	September 30, 2024		September 30, 2024
	Previously Reported	Corrections	As Corrected
ASSETS
Current Assets
Inventories, net	$57,288	$(1,246)	$56,042
Total current assets	255,561	(1,246)	254,315
Other Assets
Goodwill	194,821	1,418	196,239
Total other assets	416,677	1,418	418,095
Total Assets	$789,392	$172	$789,564
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other liabilities	37,249	771	38,020
Total current liabilities	103,799	771	104,570
Total Liabilities	258,586	771	259,357
Shareholders’ Equity
Retained earnings	643,088	(599)	642,489
Total shareholders’ equity before treasury stock	1,009,937	(599)	1,009,338
Total shareholders’ equity	530,806	(599)	530,207
Total Liabilities and Shareholders’ Equity	$789,392	$172	$789,564

Corrected Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2024 (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,508	$(599)	$43,909
Changes in assets and liabilities, net of acquisitions:
Inventories	11,346	559	11,905
Accrued expenses and other liabilities	(2,645)	40	(2,605)
Net cash provided by operating activities	$73,335	$-	$73,335

Corrected Fair Value of SyQwest Assets Acquired and Liabilities Assumed:

Fair Values at July 29, 2024
Accounts receivable	$770
Inventory	7,939
Other current assets	1,475
Property, plant and equipment	985
Other assets	684
Goodwill	46,600
Intangible assets	76,100
Fair value of assets acquired	134,553
Less fair value of liabilities acquired	(6,536)
Purchase price	$128,017

Accounting Pronouncements Recently Adopted

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. We adopted the guidance in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 17, “Segment Information,” for further information.

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

ASU No. 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses”

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

NOTE 2 – Revenue Recognition

CTS designs and manufactures sensors, actuators, and electronic components for original equipment manufacturers and the U.S. Government. For each contract with a customer, we determine the transaction price based on the consideration expected to be received by the Company in exchange for performing its obligations under the applicable contract. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices. We usually expect payment from our customers within 30 to 90 days from the shipping date or invoicing date, depending on our terms with the customer. None of our contracts as of March 31, 2025 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

See Note 9, “Commitments and Contingencies” for information about our product warranties.

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	March 31,	December 31,
	2025	2024
Contract Assets
Unbilled customer receivables included in Other current assets	$3,687	$4,104
Total Contract Assets	$3,687	$4,104

Contract Liabilities
Customer advance payments included in Accrued expenses and other liabilities	$(850)	$(910)
Total Contract Liabilities	$(850)	$(910)

During the three months ended March 31, 2025 the Company recognized $60 of revenue that was included in the contract liability balance at December 31, 2024.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended
	March 31, 2025	March 31, 2024
Transportation	$58,489	$66,516
Industrial	32,448	31,064
Medical	19,131	16,901
Aerospace & Defense	15,701	11,269
Total	$125,769	$125,750

NOTE 3 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	March 31,	December 31,
	2025	2024
Accounts receivable, gross	$82,235	$78,379
Less: Allowance for credit losses	(795)	(730)
Accounts receivable, net	$81,440	$77,649

	As of
	March 31,	December 31,
	2024	2023
Accounts receivable, gross	$81,389	$79,500
Less: Allowance for credit losses	(726)	(931)
Accounts receivable, net	$80,663	$78,569

NOTE 4 – Inventories, net

Inventories, net consists of the following:

	As of
	March 31,	December 31,
	2025	2024
Finished goods	$11,886	$12,126
Work-in-process	24,365	22,331
Raw materials	31,341	31,818
Less: Inventory reserves	(13,709)	(13,963)
Inventories, net	$53,883	$52,312

NOTE 5 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	March 31,	December 31,
	2025	2024
Land and land improvements	$399	$399
Buildings and improvements	73,165	73,011
Machinery and equipment	269,068	265,950
Less: Accumulated depreciation	(248,846)	(245,003)
Property, plant and equipment, net	$93,786	$94,357

Depreciation expense for the three months ended March 31, 2025 and March 31, 2024 was $4,463 and $4,500, respectively.

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2024	$201,304
Foreign exchange impact	2,051
Goodwill as of March 31, 2025	$203,355

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$212,694	$(76,109)	$136,585
Technology and other intangibles	61,562	(36,213)	25,349
Other intangible assets, net	$274,256	$(112,322)	$161,934

	As of
	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$210,354	$(72,500)	$137,854
Technology and other intangibles	61,244	(35,216)	26,028
Other intangible assets, net	$271,598	$(107,716)	$163,882

Amortization expense for the three months ended March 31, 2025 and March 31, 2024 was $4,031 and $2,825, respectively. The changes in the gross carrying amounts of intangible assets are due to foreign exchange impacts in the quarter.

Remaining amortization expense for other intangible assets as of March 31, 2025 is as follows:

Amortization expense
Remaining 2025	$11,971
2026	15,855
2027	15,794
2028	15,759
2029	14,590
Thereafter	87,965
Total amortization expense	$161,934

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Restructuring charges	$451	$1,693

During the period ended March 31, 2025, we incurred total restructuring charges of $451, comprised of $393, $21, and $37 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. The workforce reduction charges incurred are for restructuring activities used to adjust our business in response to reduced demand across certain locations and products. Restructuring charges incurred in relation to building and equipment relocation costs and other charges are for activities intended to consolidate operations across our site locations. The remaining liability associated with our other restructuring actions was $738 and $798 at March 31, 2025 and December 31, 2024, respectively.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for the three months ended March 31, 2025:

Restructuring liability at December 31, 2024	$798
Restructuring charges	451
Costs paid	(511)
Restructuring liability at March 31, 2025	$738

NOTE 8 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	March 31,	December 31,
	2025	2024
Accrued product-related costs	$2,267	$1,866
Accrued income taxes	5,506	5,418
Accrued property and other taxes	1,508	1,518
Accrued professional fees	1,760	1,625
Accrued customer-related liabilities	1,704	2,113
Dividends payable	1,199	1,201
Remediation reserves	12,035	12,192
Derivative liabilities	1,819	334
Other accrued liabilities	4,302	9,094
Total accrued expenses and other liabilities	$32,100	$35,361

NOTE 9 – Commitments and Contingencies

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	March 31,	December 31,
	2025	2024
Balance at beginning of period	$12,192	$12,044
Remediation expense	225	1,701
Net remediation payments	(388)	(1,554)
Other activity(1)	6	1
Balance at end of the period	$12,035	$12,192

(1)
Other activity includes currency translation adjustments not recorded through remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The Company expects its potential exposure to be between $1,900 and $9,955. We have determined that no point within this range is more likely than another and therefore we have recorded a loss estimate of $1,900 as of March 31, 2025 and December 31, 2024 in the Consolidated Balance Sheets.

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

NOTE 10 - Debt

Long-term debt is comprised of the following:

	As of
	March 31,	December 31,
	2025	2024
Total credit facility	$400,000	$400,000
Balance outstanding	86,700	92,300
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$311,660	$306,060
Weighted-average interest rate	5.70%	6.41%

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

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 1.49% to 2.45%. Refer to Note 11, “Derivative Financial Instruments,” for further discussion on the impact of interest rate swaps.

The Revolving Credit Facility includes a swingline sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at March 31, 2025. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for the three months ended March 31, 2025 and March 31, 2024 were $48 and $48, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2025.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At March 31, 2025, we had a net unrealized loss of $1,659 in accumulated other comprehensive income (loss), $1,723 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $65,527 at March 31, 2025.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of March 31, 2025, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and, consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $710.

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

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive (loss) income until the net investment is sold, diluted or liquidated. As of March 31, 2025, we had a net unrealized loss of $606 in accumulated other comprehensive income (loss). Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2025, are shown in the following table:

	As of
	March 31,	December 31,
	2025	2024
Interest rate swaps reported in Other current assets	$710	$792
Interest rate swaps reported in Other assets	366	711
Cross-currency swap reported in Other current assets	-	324
Cross-currency swap reported in Accrued expenses and other liabilities	(226)	-
Foreign currency hedges reported in Accrued expenses and other liabilities	(1,593)	(2,992)

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $221 and $1,814 foreign currency derivative liabilities at March 31, 2025.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(40)	$26
Cost of goods sold	(631)	758
Total net (loss) gain reclassified from AOCI to earnings	(671)	784
Total derivative (loss) gain on foreign exchange contracts recognized in earnings	$(671)	$784
Interest Rate Swaps:
Income recorded in Interest expense	$234	$405
Cross-Currency Swap:
Income recorded in Interest expense	$72	$94
Total net (loss) gain on derivatives	$(365)	$1,283

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity includes certain items classified as accumulated other comprehensive income (loss) (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest into a fixed rate, foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies, as well as a cross-currency swap that synthetically converts our U.S. Dollar variable rate debt to Krone-denominated variable rate debt. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings. Further information related to our derivative financial instruments is included in Note 11, “Derivative Financial Instruments” and Note 15, “Fair Value Measurements.”
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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three months ended March 31, 2025 and March 31, 2024 were $513 and $1,507, respectively. The impact of these changes have been included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2025, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2024	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$(1,730)	$708	$437	$(585)
Income tax benefit (expense)	397	(166)	(103)	128
Net	(1,333)	542	334	(457)
Changes in unrealized pension cost:
Gross	(409)	—	14	(395)
Income tax benefit (expense)	300	—	—	300
Net	(109)	—	14	(95)
Cumulative translation adjustment:
Gross	(2,824)	4,648	—	1,824
Income tax benefit (expense)	—	—	—	—
Net	(2,824)	4,648	—	1,824
Total accumulated other comprehensive (loss) income	$(4,266)	$5,190	$348	$1,272

The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2024, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2023	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$3,252	$2,138	$(1,189)	$4,201
Income tax (expense) benefit	(749)	(492)	274	(967)
Net	2,503	1,646	(915)	3,234
Changes in unrealized pension cost:
Gross	(1,126)	—	69	(1,057)
Income tax benefit (expense)	442	—	(5)	437
Net	(684)	—	64	(620)
Cumulative translation adjustment:
Gross	2,445	(2,121)	—	324
Income tax benefit (expense)	—	—	—	—
Net	2,445	(2,121)	—	324
Total accumulated other comprehensive income (loss)	$4,264	$(475)	$(851)	$2,938

NOTE 13 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 31,	December 31,
	2025	2024
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,620,771	57,543,964
Shares outstanding	29,959,311	30,026,045
Treasury stock
Shares held	27,661,460	27,517,919

On February 2, 2024, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100,000 of its common stock. The repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board of Directors in February 2023. The purchases may be made from time to time in the open market (including, without limitation, through the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program may be extended, modified, suspended or discontinued at any time.

During the three months ended March 31, 2025, 143,541 shares of common stock were repurchased for $6,650 under the 2024 repurchase program. During the three months ended March 31, 2024, 271,939 shares of common stock were repurchased for $12,078. As of March 31, 2025, approximately $54,772 remains available for future purchases.

We are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of March 31, 2025 and December 31, 2024, we had $6 and $741, respectively, recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll-forward of shares of common stock outstanding is as follows:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Balance at the beginning of the year	30,026,045	30,824,248
Repurchases	(143,541)	(271,939)
Restricted share issuances	76,807	96,790
Balance at the end of the period	29,959,311	30,649,099

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three months ended March 31, 2025 and March 31, 2024 were 165 and 30,030, respectively.

NOTE 14- Stock-Based Compensation

At March 31, 2025, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan (“2018 Plan”). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Service-based RSUs	$947	$894
Performance and Market-based RSUs	485	154
Cash-settled RSUs	215	173
Total	$1,647	$1,221
Income tax benefit	387	279
Net expense	$1,260	$942

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	March 31, 2025	Period (years)
Service-based RSUs	$4,291	1.47
Performance and Market-based RSUs	4,901	2.24
Total	$9,192	1.88

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of March 31, 2025:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	650,602	39,400	34,100	14,545	4,722
RSUs and cash-settled awards vested and released	769,871	—	—	—	—
Awards available for grant	1,079,527	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the three months ended March 31, 2025:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	322,847	$34.06
Granted	43,578	48.15
Vested and released	(54,811)	40.33
Outstanding at March 31, 2025	311,614	$34.92
Releasable at March 31, 2025	159,156	$23.85

Performance-Based Restricted Stock Units

The following table summarizes the performance-based RSU activity for the three months ended March 31, 2025:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	222,344	$40.15
Granted	59,215	47.73
Attained by performance	40,549	37.93
Released	(79,162)	37.93
Forfeited	(48,682)	37.93
Outstanding at March 31, 2025	194,264	$44.83
Releasable at March 31, 2025	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At March 31, 2025 and December 31, 2024, we had 15,028 and 44,127 Cash-Settled RSUs outstanding, respectively. At March 31, 2025 and December 31, 2024, liabilities of $274 and $608, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 15 — Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2025:

	Asset (Liability) Carrying Value at March 31, 2025	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,076	$—	$1,076	$—
Foreign currency hedges	$(1,593)	$—	$(1,593)	$—
Cross-currency swap	$(226)	$—	$(226)	$—
Qualified replacement plan assets	$10,695	$10,695	$—	$—
Contingent consideration	$(6,866)	$—	$—	$(6,866)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2024:

	Asset (Liability) Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,503	$—	$1,503	$—
Foreign currency hedges	$(2,992)	$—	$(2,992)	$—
Cross-currency swap	$324	$—	$324	$—
Qualified replacement plan assets	$11,380	$11,380	$—	$—
Contingent consideration	$(7,028)	$—	$—	$(7,028)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2024	$7,028
Change in fair value	(162)
Balance at March 31, 2025	$6,866

As of March 31, 2025, all contingent consideration was recorded in other long-term obligations on our Condensed Consolidated Balance Sheets.

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

NOTE 16 — Income Taxes

The effective tax rates for the three months ended March 31, 2025 and March 31, 2024 are as follows:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Effective tax rate	17.1%	18.6%

The decrease in the effective income tax rate is primarily attributed to a change in mix of earnings taxed at lower rates and the establishment of valuation allowances on certain tax credits in the first quarter of 2024. The first quarter 2024 and 2025 effective income tax rates were lower than the U.S. statutory federal income tax rate primarily due to foreign earnings that are taxed at lower rates and tax benefits recorded upon vesting of RSUs.

NOTE 17 — Segment Information

The Company designs, manufactures, and sells a broad line of sensors, connectivity components, and actuators across multiple end markets in North America, Asia, and Europe. Our Chief Operating Decision Maker (“CODM”), who is our Chair, President and Chief Executive Officer, analyzes the results of our business through one reportable segment. Our CODM evaluates the operating results and performance through Net earnings, which are reported on the Consolidated Statements of Earnings. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resources, our CODM is regularly provided and reviews expense information at a consolidated level for our Cost of goods sold, Selling, general, and administrative expenses and Research and Development expenses, which are reported on the Consolidated Statements of Earnings. As part of our strategic planning and annual operating plan, a focus is on sales growth, diversification, and profitability. The measure of segment assets is reported on the Consolidated Balance Sheet as Total Assets, but the CODM does not use discrete balance sheet information in assessing performance and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

(in thousands of dollars, except percentages and per share amounts)

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

CTS is a global manufacturer of sensors, connectivity components, and actuators. CTS was established in 1896 as a provider of high-quality telephone products and was incorporated as an Indiana corporation in February 1929. Our principal executive offices are located in Lisle, Illinois.

We design, manufacture, and sell a broad line of sensors, connectivity components, and actuators primarily to original equipment manufacturers (“OEMs”), tier one suppliers for the aerospace and defense, industrial, medical, and transportation markets, and the U.S. Government. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products, technologies, and talent within these categories.

We operate manufacturing facilities in North America, Asia, and Europe. Sales and marketing are accomplished through our sales engineers. We also utilize independent manufacturers' representatives and distributors to extend our sales capability.

There is an increasing proliferation of sensing and motion applications within various markets we serve. In addition, the increasing connectivity of various devices to the internet results in greater demand for communication bandwidth and data storage, increasing the need for our connectivity products. Our success is dependent on the ability to execute our strategy to support these trends. We are subject to a number of challenges including, without limitation, periodic market softness, competition from other suppliers, changes in technology, changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, as well as the ability to add new customers, launch new products or penetrate new markets. Many of these, and other risks and uncertainties relating to the Company and our business, are discussed in further detail in Item 1A. of our Annual Report on Form 10-K and other filings made with the SEC.

Results of Operations: First Quarter 2025 versus First Quarter 2024

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024	Percent Change	Percentage of Net Sales – 2025	Percentage of Net Sales – 2024
Net sales	$125,769	$125,750	—	100.0%	100.0%
Cost of goods sold	79,220	80,660	(1.8)	63.0	64.1
Gross margin	46,549	45,090	3.2	37.0	35.9
Selling, general and administrative expenses	23,623	22,260	6.1	18.8	17.7
Research and development expenses	6,190	6,601	(6.2)	4.9	5.2
Restructuring charges	451	1,693	(73.4)	0.4	1.3
Total operating expenses	30,264	30,554	(0.9)	24.1	24.3
Operating earnings	16,285	14,536	12.0	12.9	11.6
Total other income (expense), net	(163)	(878)	(81.4)	(0.1)	(0.7)
Earnings before income taxes	16,122	13,658	18.0	12.8	10.9
Income tax expense	2,755	2,539	8.5	2.2	2.0
Net earnings	$13,367	$11,119	20.2%	10.6%	8.8%
Earnings per share:
Diluted net earnings per share	$0.44	$0.36

Net sales were $125,769 in the first quarter of 2025, essentially flat with the first quarter of 2024. Net sales to the diversified end markets increased $8,046 or 13.6% while net sales to transportation markets decreased $8,027 or 12.1%. The SyQwest acquisition added net sales of $2,987. Changes in foreign exchange rates also decreased net sales by $835 year-over-year primarily due to the U.S. Dollar appreciating compared to the Euro.

Gross margin was $46,549 in the first quarter of 2025, an increase of $1,459 or 3.2% from the first quarter of 2024. The increase in gross margin was primarily driven by improved mix of sales by end market. Changes in foreign exchange rates increased gross margin by $1,739 year-over-year primarily due to the U.S. Dollar depreciating compared to the Mexican Peso. Losses from our hedges partially offset the positive foreign exchange impact. See Note 11, “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information. As a result, our gross margin percentage increased from 35.9% for the first quarter of 2024 to 37.0% for the first quarter of 2025.

Selling, general and administrative (“SG&A”) expenses were $23,623 or 18.8% of net sales in the first quarter of 2025, versus $22,260 or 17.7% of net sales in the first quarter of 2024. The increase in SG&A expenses as a percentage of net sales was primarily driven by higher depreciation and amortization expense in the first quarter of 2025. The SyQwest acquisition added additional depreciation and amortization expense of $1,378.

Research and development (“R&D”) expenses were $6,190 or 4.9% of net sales in the first quarter of 2025 compared to $6,601 or 5.2% of net sales in the first quarter of 2024. Our R&D expenses are in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $451 or 0.4% of net sales in the first quarter of 2025 compared to $1,693 or 1.3% of net sales in the first quarter of 2024. The restructuring charges in the quarter ended March 31, 2025 were primarily related to headcount reductions in response to softening demand in the transportation end market. See Note 7, “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Interest expense	$(1,167)	$(801)
Interest income	447	1,386
Other income (expense), net	557	(1,463)
Total other expense, net	$(163)	$(878)

Interest income decreased due to lower investments of available cash into short-term, cash equivalent, high-yield deposit accounts as a result of the SyQwest acquisition in the third quarter of 2024. Interest expense increased due to higher borrowings to fund the SyQwest acquisition.

	Three Months Ended
	March 31,	March 31,
	2025	2024
Effective tax rate	17.1%	18.6%

Our effective income tax rate was 17.1% and 18.6% in the first quarters of 2025 and 2024, respectively. The decrease in the effective income tax rate is primarily attributed to a change in mix of earnings taxed at lower rates and the establishment of valuation allowances on certain tax credits in the first quarter of 2024.

Liquidity and Capital Resources

We historically have funded our capital and operating needs primarily through cash flows from operating activities, supported by available credit under our Revolving Credit Facility (as defined below). We believe that cash flows from operating activities and available borrowings under our Revolving Credit Facility will be adequate to fund our working capital needs, capital expenditures, investments, and debt service requirements for at least the next twelve months and for the foreseeable future thereafter. However, we may choose to pursue additional equity and debt financing to provide additional liquidity or to fund acquisitions.

Cash and cash equivalents were $90,288 at March 31, 2025, and $94,334 at December 31, 2024, of which $89,210 and $92,944, respectively, were held outside the United States. Total long-term debt was $86,700 as of March 31, 2025 and $92,300 as of December 31, 2024.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $15,518 during the three months ended March 31, 2025. Components of net cash provided by operating activities included net earnings of $13,367, depreciation and amortization expense of $8,494, other net non-cash items of $1,339, and a net cash outflow from changes in assets and liabilities of $7,682.

Net cash provided by operating activities was $18,311 during the three months ended March 31, 2024. Components of net cash provided by operating activities included net earnings of $11,119, depreciation and amortization expense of $7,325, other net non-cash items of $132, and a net cash outflow from changes in assets and liabilities of $265.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and the three months ended March 31, 2024 were $4,465 and $4,035, respectively. Capital expenditures made up the investing activities for both periods.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $15,900. The net cash outflow was the result of treasury stock purchases of $6,465 (net of excise taxes unpaid), dividends paid of $1,201, taxes paid on behalf of equity award participants of $2,634, and net cash used in the paydown of long-term debt of $5,600.

Net cash used in financing activities for the three months ended March 31, 2024 was $16,308. The net cash outflow was the result of treasury stock purchases of $11,958 (net of excise tax), dividends paid of $1,233, and taxes paid on behalf of equity award participants of $3,117.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	March 31,	December 31,
	2025	2024
Total credit facility	$400,000	$400,000
Balance outstanding	86,700	92,300
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$311,660	$306,060

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

Borrowings in U.S. Dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 1.49% to 2.45%.

The Revolving Credit Facility includes a swingline sublimit of $20,000 and a letter of credit sub limit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at March 31, 2025.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During and as of the three months ended March 31, 2025, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Toyota Motor Corporation	11.9%	13.3%
Cummins Inc.	10.3%	13.6%

No other customer accounted for 10% or more of total net sales during these periods.

Forward‑Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions including, without limitation the integration of SyQwest; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the impact of tariffs on China, Canada and Mexico, and other nations, the potential impact of U.S./China relations and the impact of the conflict between Russia and Ukraine may have on our business, results of operations and financial condition); the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 9, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In the first quarter of 2025, there were significant changes to tariffs by the U.S. and other countries. The tariff modifications are at various rates, with exemptions applicable to some categories of imports and exports. We are managing tariff-related impacts with a focus on agility in adapting to cost and price adjustments. The Company’s management continues to monitor and evaluate the ongoing situation, with plans formulated to respond to a varied range of potential market scenarios. Additional tariffs or future changes to the U.S.’s or other countries’ trade relations could further impact our business.

There have been no other changes to our risk factors from those contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity and Use of Proceeds

On February 2, 2024, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100 million of its common stock. The share repurchase program has no set expiration date and supersedes and replaces the repurchase program approved by the Board of Directors in February 2023.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
Period	Purchased	Paid per Share	Programs	Plans or Programs
January 1, 2025 - January 31, 2025	35,000	$51.91	35,000	$57,864,043
February 1, 2025 - February 28, 2025	26,541	$48.04	26,541	$56,047,170
March 1, 2025 - March 31, 2025	82,000	$43.39	82,000	$54,772,056
Total	143,541		143,541

Item 5. Other Information

From time to time, our directors and officers may purchase or sell shares of our common stock in the market, including pursuant to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1 Plans”).

Ashish Agrawal, Vice President and Chief Financial Officer, entered into a Rule 10b5-1 Plan on February 27, 2025 for the sale of up to 25,000 shares of our common stock. The plan is scheduled to terminate no later than May 29, 2026.

During the quarter ended March 31, 2025, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: April 30, 2025