Form 10-Q
period 2025-06-30
CTS CORP
filed 2025-07-24
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 17, 2025: 29,476,637.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net sales	$135,309	$130,162	$261,078	$255,912
Cost of goods sold	82,878	83,790	162,099	164,450
Gross margin	52,431	46,372	98,979	91,462
Selling, general and administrative expenses	23,077	21,332	46,700	43,591
Research and development expenses	6,326	6,086	12,515	12,687
Restructuring charges	297	1,190	749	2,884
Operating earnings	22,731	17,764	39,015	32,300
Other income (expense):
Interest expense	(1,121)	(833)	(2,289)	(1,635)
Interest income	622	1,441	1,068	2,827
Other income (expense), net	750	(603)	1,307	(2,066)
Total other income (expense), net	251	5	86	(874)
Earnings before income taxes	22,982	17,769	39,101	31,426
Income tax expense	4,455	3,062	7,210	5,600
Net earnings	$18,527	$14,707	$31,891	$25,826
Earnings per share:
Basic	$0.62	$0.48	$1.07	$0.84
Diluted	$0.62	$0.48	$1.06	$0.84
Basic weighted – average common shares outstanding:	29,739	30,511	29,875	30,627
Effect of dilutive securities	251	219	285	224
Diluted weighted – average common shares outstanding:	29,990	30,730	30,160	30,851
Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net earnings	$18,527	$14,707	$31,891	$25,826
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	2,847	(1,675)	3,723	(944)
Changes in unrealized pension cost, net of tax	(123)	35	(109)	99
Cumulative translation adjustment, net of tax	8,024	(523)	12,672	(2,644)
Other comprehensive earnings (loss)	$10,748	$(2,163)	$16,286	$(3,489)
Comprehensive earnings	$29,275	$12,544	$48,177	$22,337

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$99,440	$94,334
Accounts receivable, net	85,578	77,649
Inventories, net	57,103	52,312
Other current assets	19,629	17,879
Total current assets	261,750	242,174
Property, plant and equipment, net	93,530	94,357
Operating lease assets, net	21,709	22,939
Other Assets
Goodwill	207,547	201,304
Other intangible assets, net	161,785	163,882
Deferred income taxes	26,714	27,591
Other	11,694	13,180
Total other assets	407,740	405,957
Total Assets	$784,729	$765,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,265	$42,629
Operating lease obligations	4,557	4,719
Accrued payroll and benefits	17,444	15,754
Accrued expenses and other liabilities	31,200	35,361
Total current liabilities	100,466	98,463
Long-term debt	88,000	92,300
Long-term operating lease obligations	19,999	21,120
Long-term pension obligations	3,872	3,931
Deferred income taxes	14,233	12,743
Other long-term obligations	8,002	8,662
Total Liabilities	234,572	237,219
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock	324,682	321,979
Additional contributed capital	41,236	44,662
Retained earnings	682,360	652,851
Accumulated other comprehensive income (loss)	12,020	(4,266)
Total shareholders’ equity before treasury stock	1,060,298	1,015,226
Treasury stock	(510,141)	(487,018)
Total shareholders’ equity	550,157	528,208
Total Liabilities and Shareholders’ Equity	$784,729	$765,427

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$31,891	$25,826
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,045	14,651
Pension and other post-retirement plan expense	117	171
Stock-based compensation	2,263	2,544
Deferred income taxes	(84)	(1,236)
Change in fair value of contingent consideration liability	(1,523)	(572)
Loss (gain) on foreign currency hedges, net of cash	65	(278)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,181)	(7,884)
Inventories	(2,960)	7,665
Operating lease assets	1,230	2,244
Other assets	1,404	25
Accounts payable	3,017	(2,048)
Accrued payroll and benefits	354	899
Operating lease liabilities	(1,282)	(2,248)
Accrued expenses and other liabilities	(2,402)	(1,736)
Pension and other post-retirement plans	(84)	(83)
Net cash provided by operating activities	43,870	37,940
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,745)	(8,672)
Net cash used in investing activities	(7,745)	(8,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(541,700)	(335,000)
Proceeds from borrowings of long-term debt	537,400	332,500
Purchases of treasury stock	(22,995)	(22,892)
Dividends paid	(2,401)	(2,460)
Payment of contingent consideration	—	(1,076)
Taxes paid on behalf of equity award participants	(2,655)	(3,131)
Net cash used in financing activities	(32,351)	(32,059)
Effect of exchange rate changes on cash and cash equivalents	1,332	161
Net increase (decrease) in cash and cash equivalents	5,106	(2,630)
Cash and cash equivalents at beginning of period	94,334	163,876
Cash and cash equivalents at end of period	$99,440	$161,246
Supplemental cash flow information:
Cash paid for interest	$2,169	$1,554
Cash paid for income taxes, net	$7,092	$8,064
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,700	$1,943
Excise taxes on purchase of treasury stock incurred not paid	$127	$460

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands, except shares and per share amounts)

The following summarizes the changes in total equity for the three and six months ended June 30, 2025:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2024	$321,979	$44,662	$652,851	$(4,266)	$(487,018)	$528,208
Net earnings	—	—	13,367	—	—	13,367
Changes in fair market value of derivatives, net of tax	—	—	—	876	—	876
Changes in unrealized pension cost, net of tax	—	—	—	14	—	14
Cumulative translation adjustment, net of tax	—	—	—	4,648	—	4,648
Cash dividends of $0.04 per share	—	—	(1,201)	—	—	(1,201)
Acquired 143,541 shares of treasury stock	—	—	—	—	(6,472)	(6,472)
Issued shares on vesting of restricted stock units	2,656	(5,290)	—	—	—	(2,634)
Stock compensation	—	1,432	—	—	—	1,432
Balances at March 31, 2025	$324,635	$40,804	$665,017	$1,272	$(493,490)	$538,238
Net earnings	—	—	18,527	—		18,527
Changes in fair market value of derivatives, net of tax	—	—	—	2,847	—	2,847
Changes in unrealized pension cost, net of tax	—	—	—	(123)	—	(123)
Cumulative translation adjustment, net of tax	—	—	—	8,024	—	8,024
Cash dividends of $0.04 per share	—	—	(1,184)	—	—	(1,184)
Acquired 411,650 shares of treasury stock	—	—	—	—	(16,651)	(16,651)
Issued shares on vesting of restricted stock units	47	(68)	—	—	—	(21)
Stock compensation	—	500	—	—	—	500
Balances at June 30, 2025	$324,682	$41,236	$682,360	$12,020	$(510,141)	$550,157

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

June 30, 2025

NOTE 1 - Basis of Presentation

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

Immaterial Correction of Prior Period Error

As reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, the Company identified immaterial prior period errors in the consolidated financial statements related to the acquisition of SyQwest, LLC (“SyQwest”) as well as the foreign currency impact on certain long-term debt payments. The errors related to the SyQwest acquisition were due to errors with the calculation of revenue and cost of goods sold both prior to and subsequent to the acquisition date of July 29, 2024. The Company assessed the materiality of this change on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections were material in the first quarter of 2025, but are not material to any previously presented consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the year ended December 31, 2024 and the three and nine months ended September 30, 2024 in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

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

NOTE 2 – Revenue Recognition

CTS designs and manufactures sensors, actuators, and electronic components for original equipment manufacturers and the U.S. Government. For each contract with a customer, we determine the transaction price based on the consideration expected to be received by the Company in exchange for performing its obligations under the applicable contract. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices. We usually expect payment from our customers within 30 to 90 days from the shipping date or invoicing date, depending on our terms with the customer. None of our contracts as of June 30, 2025 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	June 30,	December 31,
	2025	2024
Contract Assets
Unbilled customer receivables included in Other current assets	$2,590	$4,104
Total Contract Assets	$2,590	$4,104

Contract Liabilities
Customer advance payments included in Accrued expenses and other liabilities	$(810)	$(910)
Total Contract Liabilities	$(810)	$(910)

During the six months ended June 30, 2025 the Company recognized $100 of revenue that was included in the contract liability balance at December 31, 2024.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Transportation	$60,674	$64,221	$119,163	$130,738
Industrial	34,110	32,175	66,558	63,238
Medical	19,177	17,832	38,308	34,733
Aerospace & Defense	21,348	15,934	37,049	27,203
Total	$135,309	$130,162	$261,078	$255,912

NOTE 3 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	June 30,	December 31,
	2025	2024
Accounts receivable, gross	$86,558	$78,379
Less: Allowance for credit losses	(980)	(730)
Accounts receivable, net	$85,578	$77,649

	As of
	June 30,	December 31,
	2024	2023
Accounts receivable, gross	$86,092	$79,500
Less: Allowance for credit losses	(712)	(931)
Accounts receivable, net	$85,380	$78,569

NOTE 4 – Inventories, net

Inventories, net consists of the following:

	As of
	June 30,	December 31,
	2025	2024
Finished goods	$12,504	$12,126
Work-in-process	27,521	22,331
Raw materials	30,928	31,818
Less: Inventory reserves	(13,850)	(13,963)
Inventories, net	$57,103	$52,312

NOTE 5 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	June 30,	December 31,
	2025	2024
Land and land improvements	$399	$399
Buildings and improvements	73,423	73,011
Machinery and equipment	272,284	265,950
Less: Accumulated depreciation	(252,576)	(245,003)
Property, plant and equipment, net	$93,530	$94,357

Depreciation expense for the three months ended June 30, 2025 and June 30, 2024 was $4,508 and $4,518, respectively. Depreciation expense for the six months ended June 30, 2025 and June 30, 2024 was $8,970 and $9,018, respectively.

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2024	$201,304
Foreign exchange impact	6,243
Goodwill as of June 30, 2025	$207,547

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$217,035	$(80,182)	$136,853
Technology and other intangibles	62,197	(37,265)	24,932
Other intangible assets, net	$279,232	$(117,447)	$161,785

	As of
	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$210,354	$(72,500)	$137,854
Technology and other intangibles	61,244	(35,216)	26,028
Other intangible assets, net	$271,598	$(107,716)	$163,882

Amortization expense for the three months ended June 30, 2025 and June 30, 2024 was $4,044 and $2,807, respectively. Amortization expense for the six months ended June 30, 2025 and June 30, 2024 was $8,075 and $5,633, respectively.

Remaining amortization expense for other intangible assets as of June 30, 2025 is as follows:

Amortization expense
Remaining 2025	$8,100
2026	16,155
2027	16,094
2028	16,059
2029	14,892
Thereafter	90,485
Total amortization expense	$161,785

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
Restructuring charges	$297	$1,190

	Six Months Ended
	June 30, 2025	June 30, 2024
Restructuring charges	$749	$2,884

During the three months ended June 30, 2025, we incurred total restructuring charges of $297, comprised of $293 and $4 in workforce reduction and building and equipment relocation costs, respectively. During the six months ended June 30, 2025, we incurred total restructuring charges of $749, comprised of $687, $25 and $37 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. The workforce reduction charges incurred are for restructuring activities used to adjust our business in response to reduced demand across certain locations and products. Restructuring charges incurred in relation to building and equipment relocation costs and other charges are for activities intended to consolidate operations across our site locations. The remaining liability associated with our other restructuring actions was $734 and $798 at June 30, 2025 and December 31, 2024, respectively.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for the six months ended June 30, 2025:

Restructuring liability at December 31, 2024	$798
Restructuring charges	749
Costs paid	(813)
Restructuring liability at June 30, 2025	$734

NOTE 8 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	June 30,	December 31,
	2025	2024
Accrued product-related costs	$1,939	$1,866
Accrued income taxes	5,422	5,418
Accrued property and other taxes	1,327	1,518
Accrued professional fees	1,775	1,625
Accrued customer-related liabilities	1,581	2,113
Dividends payable	1,182	1,201
Remediation reserves	11,891	12,192
Derivative liabilities	1,092	334
Other accrued liabilities	4,991	9,094
Total accrued expenses and other liabilities	$31,200	$35,361

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	June 30,	December 31,
	2025	2024
Balance at beginning of period	$12,192	$12,044
Remediation expense	438	1,701
Net remediation payments	(745)	(1,554)
Other activity(1)	6	1
Balance at end of the period	$11,891	$12,192

(1)
Other activity includes currency translation adjustments not recorded to remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a pre-litigation letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. The matter remains in the pre-litigation phase. The Company expects its potential exposure to be between $1,900 and $9,955. We have determined that no point within this range is more likely than another and, therefore, we have recorded a loss estimate of $1,900 as of June 30, 2025 and December 31, 2024 in the Consolidated Balance Sheets.

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

NOTE 10 - Debt

Long-term debt is comprised of the following:

	As of
	June 30,	December 31,
	2025	2024
Total credit facility	$400,000	$400,000
Balance outstanding	88,000	92,300
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$310,360	$306,060
Weighted-average interest rate	5.64%	6.41%

On December 15, 2021, we entered into a second amended and restated five-year credit agreement with a group of banks (the “Revolving Credit Facility”) to (i) increase the total credit facility to $400,000, which may be increased by $200,000 at the request of the Company, subject to the administrative agent's approval, (ii) extend the maturity of the Revolving Credit Facility from February 12, 2024 to December 15, 2026, (iii) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Revolving Credit Facility, (iv) increase available sub limits for letters of credit and swing line loans as well as providing for additional alternative currency borrowing capabilities, and (v) modify the financial and non-financial covenants to provide the Company additional flexibility. This unsecured credit facility replaced the prior $300,000 unsecured credit facility, which would have expired February 12, 2024.

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

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at June 30, 2025. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for three and six months ended June 30, 2025 was $48 and $97, respectively. Amortization expense for the three and six months ended June 30, 2024 was $48 and $97, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2025.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2025, we had a net unrealized gain of $2,311 in accumulated other comprehensive income (loss), $1,225 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $64,999 at June 30, 2025.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of June 30, 2025, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive earnings (loss). The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $661.

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

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive earnings (loss) until the net investment is sold, diluted or liquidated. As of June 30, 2025, we had a net unrealized loss of $1,752 in accumulated other comprehensive income (loss). Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2025, are shown in the following table:

	As of
	June 30,	December 31,
	2025	2024
Interest rate swaps reported in Other current assets	$661	$792
Interest rate swaps reported in Other assets	165	711
Cross-currency swap reported in Other current assets	-	324
Cross-currency swap reported in Accrued expenses and other liabilities	(1,092)	-
Foreign currency hedges reported in Other current assets	2,201	-
Foreign currency hedges reported in Accrued expenses and other liabilities	-	(2,992)

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $3,907 and foreign currency derivative liabilities of $1,706 at June 30, 2025.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(232)	$70	$(272)	$96
Cost of goods sold	(315)	384	(946)	1,141
Total net gain (loss) reclassified from AOCI to earnings	(547)	454	(1,218)	1,237
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$(547)	$454	$(1,218)	$1,237
Interest Rate Swaps:
Income recorded in Interest expense	$236	$371	$471	$776
Cross-Currency Swap:
Income recorded in Interest expense	$6	$95	$78	$189
Total net (loss) gain on derivatives	$(305)	$920	$(669)	$2,202

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity includes certain items classified as accumulated other comprehensive income (loss) (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest into a fixed rate, foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies, as well as a cross-currency swap that synthetically converts our U.S. Dollar variable rate debt to Krone denominated variable rate debt. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings. Further information related to our derivative financial instruments is included in Note 11 – “Derivative Financial Instruments” and Note 15 – “Fair Value Measurements”.
•
Unrealized gains (losses) on pension obligations are deferred from income statement recognition until the gains or losses are realized. Amounts reclassified to income from AOCI are included in net periodic pension income (expense).
•
Cumulative translation adjustments relate to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. Dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive earnings (loss).

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains for the three and six months ended June 30, 2025 were $770 and $1,304, respectively. Transaction losses for the three and six months ended June 30, 2024 were $629 and $2,136, respectively. The impact of these changes are included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended June 30, 2025, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2025	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$(585)	$3,410	$311	$3,136
Income tax benefit (expense)	128	(801)	(73)	(746)
Net	(457)	2,609	238	2,390
Changes in unrealized pension cost:
Gross	(395)	—	(128)	(523)
Income tax benefit (expense)	300	—	5	305
Net	(95)	—	(123)	(218)
Cumulative translation adjustment:
Gross	1,824	8,024	—	9,848
Income tax benefit (expense)	—	—	—	—
Net	1,824	8,024	—	9,848
Total accumulated other comprehensive (loss) income	$1,272	$10,633	$115	$12,020

The components of accumulated other comprehensive income (loss) for the three months ended June 30, 2024 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2024	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$4,201	$(1,350)	$(825)	$2,026
Income tax (expense) benefit	(967)	310	190	(467)
Net	3,234	(1,040)	(635)	1,559
Changes in unrealized pension cost:
Gross	(1,057)	—	40	(1,017)
Income tax benefit (expense)	437	—	(5)	432
Net	(620)	—	35	(585)
Cumulative translation adjustment:
Gross	324	(523)	—	(199)
Income tax benefit (expense)	—	—	—	—
Net	324	(523)	—	(199)
Total accumulated other comprehensive income (loss)	$2,938	$(1,563)	$(600)	$775

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2025 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2024	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$(1,730)	$4,118	$748	$3,136
Income tax benefit (expense)	397	(968)	(175)	(746)
Net	(1,333)	3,150	573	2,390
Changes in unrealized pension cost:
Gross	(409)	—	(114)	(523)
Income tax benefit (expense)	300	—	5	305
Net	(109)	—	(109)	(218)
Cumulative translation adjustment:
Gross	(2,824)	12,672	—	9,848
Income tax benefit (expense)	—	—	—	—
Net	(2,824)	12,672	—	9,848
Total accumulated other comprehensive (loss) income	$(4,266)	$15,822	$464	$12,020

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2024 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2023	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$3,252	$788	$(2,014)	$2,026
Income tax benefit (expense)	(749)	(181)	463	(467)
Net	2,503	607	(1,551)	1,559
Changes in unrealized pension cost:
Gross	(1,126)	—	109	(1,017)
Income tax benefit (expense)	442	—	(10)	432
Net	(684)	—	99	(585)
Cumulative translation adjustment:
Gross	2,445	(2,644)	—	(199)
Income tax benefit (expense)	—	—	—	—
Net	2,445	(2,644)	—	(199)
Total accumulated other comprehensive (loss) income	$4,264	$(2,037)	$(1,452)	$775

NOTE 13 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2025	2024
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,621,847	57,543,964
Shares outstanding	29,548,737	30,026,045
Treasury stock
Shares held	28,073,110	27,517,919

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

During the three and six months ended June 30, 2025, 411,650 and 555,191 shares of common stock were repurchased for $16,694 and $23,345, respectively, across both share repurchase programs. During the three and six months ended June 30, 2024, 228,000 and 499,939 shares of common stock were repurchased for $11,129 and $23,207, respectively. As of June 30, 2025, approximately $38,078 remains available for future purchases.

We are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of June 30, 2025 and December 31, 2024, we had $127 and $741, respectively, recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll-forward of common shares outstanding is as follows:

	Six Months Ended
	June 30,	June 30,
	2025	2024
Balance at the beginning of the year	30,026,045	30,824,248
Repurchases	(555,191)	(499,939)
Restricted share issuances	77,883	97,481
Balance at the end of the period	29,548,737	30,421,790

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three and six months ended June 30, 2025 was 3,652 and 908. The number of outstanding awards that were anti-dilutive for the three and six months ended June 30, 2024 was 2,391 and 6,461.

NOTE 14 - Stock-Based Compensation

At June 30, 2025, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan (“2018 Plan”). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Service-based RSUs	$643	$981	$1,591	$1,875
Performance and Market-based RSUs	(143)	215	341	370
Cash-settled RSUs	116	136	331	299
Total	$616	$1,332	$2,263	$2,544
Income tax benefit	145	306	532	585
Net expense	$471	$1,026	$1,731	$1,959

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	June 30, 2025	Period (years)
Service-based RSUs	$3,558	1.39
Performance and Market-based RSUs	3,890	2.15
Total	$7,448	1.79

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2025:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	639,753	39,400	34,100	14,545	4,722
RSUs and cash-settled awards vested and released	771,459	—	—	—	—
Awards available for grant	1,088,788	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the six months ended June 30, 2025:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	322,847	$34.06
Granted	61,908	46.24
Vested and released	(54,944)	40.40
Forfeited	(20,691)	44.78
Outstanding at June 30, 2025	309,120	$34.70
Releasable at June 30, 2025	158,467	$23.78

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the six months ended June 30, 2025:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	222,344	$40.15
Granted	75,010	46.46
Attained by performance	39,581	37.93
Released	(79,162)	37.93
Forfeited	(71,864)	35.95
Outstanding at June 30, 2025	185,909	$44.64
Releasable at June 30, 2025	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2025 and December 31, 2024, we had 15,028 and 44,127 cash-settled RSUs outstanding, respectively. At June 30, 2025 and December 31, 2024 liabilities of $390 and $608, respectively, were included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 15 - Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025:

	Asset (Liability) Carrying Value at June 30, 2025	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$826	$—	$826	$—
Foreign currency hedges	$2,201	$—	$2,201	$—
Cross-currency swap	$(1,092)	$—	$(1,092)	$—
Qualified replacement plan assets	$10,172	$10,172	$—	$—
Contingent consideration	$(5,505)	$—	$—	$(5,505)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024:

	Asset (Liability) Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,503	$—	$1,503	$—
Foreign currency hedges	$(2,992)	$—	$(2,992)	$—
Cross-currency swap	$324	$—	$324	$—
Qualified replacement plan assets	$11,380	$11,380	$—	$—
Contingent consideration	$(7,028)	$—	$—	$(7,028)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2024	$7,028
Change in fair value	(1,523)
Balance at June 30, 2025	$5,505

As of June 30, 2025, $623 in contingent consideration was recorded in Accrued expenses and other liabilities and $4,882 in Other long-term obligations on our Condensed Consolidated Balance Sheets.

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

NOTE 16 - Income Taxes

The effective income tax rates for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Effective tax rate	19.4%	17.2%	18.4%	17.8%

Our effective income tax rate was 19.4% and 17.2% in the second quarter of 2025 and 2024, respectively. The increase in the effective income tax rate is primarily attributable to a change in mix of earnings taxed at higher rates. The second quarter 2025 effective income tax rate was lower than the U.S. statutory federal tax rate primarily due to foreign earnings that are taxed at lower rates. The second quarter 2024 effective income tax rate was lower than the U.S. statutory federal tax rate primarily due to foreign earnings that are taxed at lower rates.

Our effective income tax rate was 18.4% and 17.8% in the six months ended June 30, 2025 and 2024, respectively. The increase in the effective income tax rate is primarily attributable to a mix of earnings taxed at higher rates. The effective income tax rate in the first six months of 2025 was lower than the U.S. statutory federal income tax rate primarily due to foreign earnings that are taxed at lower rates and tax benefits recorded upon the vesting of restricted stock units. The effective income tax rate in the first six months of 2024 was lower than the U.S. statutory federal income tax rate primarily due to foreign earnings that are taxed at lower rates and tax benefits recorded upon the vesting of restricted stock units.

The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA contains significant tax law changes with various effective dates after its enactment date. The Company is currently evaluating the impacts that the tax law changes will have on its financial position and results of operation. An estimate cannot be made at this time.

NOTE 17 - Segment Information

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

Results of Operations: Second Quarter 2025 versus Second Quarter 2024

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2025 and June 30, 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024	Percent Change	Percentage of Net Sales – 2025	Percentage of Net Sales – 2024
Net sales	$135,309	$130,162	4.0%	100.0%	100.0%
Cost of goods sold	82,878	83,790	(1.1)	61.3	64.4
Gross margin	52,431	46,372	13.1	38.7	35.6
Selling, general and administrative expenses	23,077	21,332	8.2	17.1	16.4
Research and development expenses	6,326	6,086	3.9	4.7	4.7
Restructuring charges	297	1,190	(75.0)	0.2	0.9
Total operating expenses	29,700	28,608	3.8	21.9	22.0
Operating earnings	22,731	17,764	28.0	16.8	13.6
Total other income (expense), net	251	5	4,920.0	0.2	—
Earnings before income taxes	22,982	17,769	29.3	17.0	13.7
Income tax expense	4,455	3,062	45.5	3.3	2.4
Net earnings	$18,527	$14,707	26.0%	13.7%	11.3%
Earnings per share:
Diluted net earnings per share	$0.62	$0.48

Net sales were $135,309 in the second quarter of 2025, an increase of $5,147 or 4.0% from the second quarter of 2024. Net sales to the diversified end markets increased $8,694 or 13.2%. SyQwest added $4,468 in sales during the quarter. We achieved growth in the medical end market and saw continued recovery in the industrial end market. Net sales to the transportation end market decreased $3,547 or 5.5%, primarily driven by lower volumes of our commercial vehicle related products and lower sales to customers in China. Net sales increased $952 year-over-year related to changes in foreign exchange rates, primarily due to the U.S. Dollar depreciating compared to the Euro.

Gross margin was $52,431 in the second quarter of 2025, an increase of $6,059 or 13.1% from the second quarter of 2024. Our gross margin percentage increased from 35.6% for the second quarter of 2024 to 38.7% for the second quarter of 2025 due to improved mix of sales by end market and operational improvements. Additionally, changes in foreign exchange rates had a net benefit on our gross margin of approximately $959 primarily due to rate changes between the U.S. Dollar and the Mexican Peso.

Selling, general and administrative (“SG&A”) expenses were $23,077 or 17.1% of net sales in the second quarter of 2025 versus $21,332 or 16.4% of net sales in the second quarter of 2024. The increase in SG&A expenses was primarily driven by higher depreciation and amortization expense in the second quarter of 2025 from the SyQwest acquisition.

Research and development (“R&D”) expenses were $6,326 or 4.7% of net sales in the second quarter of 2025 compared to $6,086 or 4.7% of net sales in the comparable quarter of 2024. Our R&D expenses are in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $297 or 0.2% of net sales in the second quarter of 2025 compared to $1,190 or 0.9% of net sales in the second quarter of 2024. The restructuring charges in the quarter ended June 30, 2025 were primarily related to headcount reductions in response to softening demand in the transportation end market. See Note 7 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2025	2024
Interest expense	$(1,121)	$(833)
Interest income	622	1,441
Other income (expense), net	750	(603)
Total other expense, net	$251	$5

Interest income decreased due to lower investments of available cash as a result of the SyQwest acquisition in the third quarter of 2024. Interest expense increased due to higher borrowings to fund the SyQwest acquisition.

	Three Months Ended
	June 30,	June 30,
	2025	2024
Effective tax rate	19.4%	17.2%

Our effective income tax rate was 19.4% and 17.2% in the second quarters of 2025 and 2024, respectively. The increase in the effective income tax rate is primarily attributable to a mix of earnings taxed at higher rates.

Results of Operations: Six Months ended June 30, 2025 versus Six Months Ended June 30, 2024

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2025, and June 30, 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024	Percent Change	Percentage of Net Sales – 2025	Percentage of Net Sales – 2024
Net sales	$261,078	$255,912	2.0%	100.0%	100.0%
Cost of goods sold	162,099	164,450	(1.4)	62.1	64.3
Gross margin	98,979	91,462	8.2	37.9	35.7
Selling, general and administrative expenses	46,700	43,591	7.1	17.9	17.0
Research and development expenses	12,515	12,687	(1.4)	4.8	5.0
Restructuring charges	749	2,884	(74.0)	0.3	1.1
Total operating expenses	59,964	59,162	1.4	23.0	23.1
Operating earnings	39,015	32,300	20.8	14.9	12.6
Total other income (expense), net	86	(874)	(109.8)	—	(0.3)
Earnings before income taxes	39,101	31,426	24.4	15.0	12.3
Income tax expense	7,210	5,600	28.8	2.8	2.2
Net earnings	$31,891	$25,826	23.5%	12.2%	10.1%
Earnings per share:
Diluted net earnings per share	$1.06	$0.84

Net sales were $261,078 in the six months ended June 30, 2025, an increase of $5,166 or 2.0% from the six months ended June 30, 2024. Net sales to the diversified end markets increased $16,741 or 13.4%. SyQwest added $7,878 in sales during the first half of the year. We have good growth momentum in the medical end market and the industrial end market continues to recover. Net sales to the transportation market decreased $11,575 or 8.9%, primarily driven by lower volumes of our commercial vehicle related products and lower sales to customers in China.

Gross margin was $98,979 for the six months ended June 30, 2025, an increase of $7,517 or 8.2% from the six months ended June 30, 2024. Our gross margin percentage was 37.9% for the first six months of 2025, an increase from 35.7% in the first six months of 2024 due to improved mix of sales by end market and operational improvements. Additionally, changes in foreign exchange rates had a net benefit on our gross margin of approximately $2,026 primarily due to rate changes between the U.S. Dollar and the Mexican Peso.

SG&A expenses were $46,700 or 17.9% of net sales for the six months ended June 30, 2025 versus $43,591 or 17.0% of net sales for the six months ended June 30, 2024. The increase in SG&A expenses was primarily driven by higher depreciation and amortization expense in 2025 from the SyQwest acquisition.

R&D expenses were $12,515 or 4.8% of net sales for the six months ended June 30, 2025 compared to $12,687 or 5.0% of net sales for the six months ended June 30, 2024.

Restructuring charges were $749 or 0.3% of net sales for the six months ended June 30, 2025 compared to $2,884 or 1.1% of net sales for the six months ended June 30, 2024. The restructuring charges in the six months ended June 30, 2025 were primarily related to headcount reductions in response to softening demand in the transportation end market. See Note 7 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2025	2024
Interest expense	$(2,289)	$(1,635)
Interest income	1,068	2,827
Other income (expense), net	1,307	(2,066)
Total other (expense) income, net	$86	$(874)

Interest income decreased due to lower investments of available cash into short-term, cash equivalent, high-yield deposit accounts as a result of the SyQwest acquisition in the third quarter of 2024. Interest expense increased due to higher borrowings to fund the SyQwest acquisition.

	Six Months Ended
	June 30,	June 30,
	2025	2024
Effective tax rate	18.4%	17.8%

Our effective income tax rate was 18.4% and 17.8% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective income tax rate is primarily attributable to a mix of earnings taxed at higher rates.

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

Cash and cash equivalents were $99,440 at June 30, 2025, and $94,334 at December 31, 2024, of which $98,785 and $92,944, respectively, were held outside the United States. Total long-term debt was $88,000 as of June 30, 2025 and $92,300 as of December 31, 2024.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $43,870 during the six months ended June 30, 2025. Components of net cash provided by operating activities included net earnings of $31,891, depreciation and amortization expense of $17,045, other net non-cash items of $838, and a net cash outflow from changes in assets and liabilities of $5,904.

Net cash provided by operating activities was $37,940 during the six months ended June 30, 2024. Components of net cash provided by operating activities included net earnings of $25,826, depreciation and amortization expense of $14,651, other net non-cash items of $629, and a net cash outflow from changes in assets and liabilities of $3,166.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $7,745 for payments on capital expenditures.

Net cash used in investing activities for the six months ended June 30, 2024 was $8,672 for payments on capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $32,351. The net cash outflow was the result of treasury stock purchases of $22,995, net cash payments of long-term debt of $4,300, taxes paid on behalf of equity award participants of $2,655, and dividends paid of $2,401.

Net cash used in financing activities for the six months ended June 30, 2024 was $32,059. The net cash outflow was the result of treasury stock purchases of $22,892, net cash used in the paydown of long-term debt of $2,500, taxes paid on behalf of equity award participants of $3,131, dividends paid of $2,460, and payments of contingent consideration of $1,076.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	June 30,	December 31,
	2025	2024
Total credit facility	$400,000	$400,000
Balance outstanding	88,000	92,300
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$310,360	$306,060

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

The Revolving Credit Facility includes a swing-line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at June 30, 2025.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During and as of the three and six months ended June 30, 2025, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Toyota Motor Corporation	12.0%	11.9%	12.0%	12.6%
Cummins Inc.	9.5%	13.1%	9.9%	13.4%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to diversify our non-transportation end market exposure.

Forward‑Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions; changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions including, without limitation the integration of SyQwest; the funding of contracts by the US Government; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the impact of tariffs on China, Canada and Mexico, and other nations, the potential impact of U.S./China relations and the impact of the conflicts in Ukraine, and the Middle East may have on our business, results of operations and financial condition); the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024. During the six months ended June 30, 2025, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 9 "Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Uncertainty over global tariffs and trade policies, or the financial impact of tariffs and trade policies, may negatively affect our results.

In the first half of 2025, there were significant changes to tariffs by the U.S. and other countries. The tariff modifications are at various rates, with exemptions applicable to some categories of imports and exports. While we are attempting to mitigate tariff-related impacts with a focus on agility in adapting to cost and price adjustments, there can be no assurance our mitigation efforts will be successful. The Company’s management continues to monitor and evaluate the ongoing situation, with plans formulated to respond to a varied range of potential market scenarios. Additional tariffs or future changes to the U.S.’s or other countries’ trade relations could further impact our business and negatively affect our results of operations.

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

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
Period	Purchased	Paid per Share	Programs	Plans or Programs
April 1, 2025 - April 30, 2025	153,000	$38.48	153,000	$48,884,512
May 1 2025 - May 31, 2025	138,650	$41.11	138,650	$43,184,717
June 1 , 2025 - June 30, 2025	120,000	$42.56	120,000	$38,077,599
Total	411,650		411,650

Item 5. Other Information

From time to time, our directors and officers may purchase or sell shares of our common stock in the market, including pursuant to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1 Plans”).

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: July 24, 2025