Form 10-Q
period 2025-09-30
CTS CORP
filed 2025-10-28
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2025: 29,052,423.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net sales	$142,970	$132,384	$404,047	$388,296
Cost of goods sold	87,629	83,195	249,727	247,645
Gross margin	55,341	49,189	154,320	140,651
Selling, general and administrative expenses	27,222	22,509	73,922	66,100
Research and development expenses	6,901	5,031	19,416	17,718
Restructuring charges	280	773	1,028	3,657
Operating earnings	20,938	20,876	59,954	53,176
Other income (expense):
Interest expense	(1,110)	(1,307)	(3,398)	(2,942)
Interest income	535	973	1,603	3,800
Other income (expense), net	(643)	1,306	665	(761)
Total other income (expense), net	(1,218)	972	(1,130)	97
Earnings before income taxes	19,720	21,848	58,824	53,273
Income tax expense	6,033	3,764	13,243	9,364
Net earnings	$13,687	$18,084	$45,581	$43,909
Earnings per share:
Basic	$0.47	$0.60	$1.53	$1.44
Diluted	$0.46	$0.59	$1.52	$1.43
Basic weighted – average common shares outstanding:	29,348	30,300	29,698	30,517
Effect of dilutive securities	279	236	281	230
Diluted weighted – average common shares outstanding:	29,627	30,536	29,979	30,747
Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net earnings	$13,687	$18,084	$45,581	$43,909
Other comprehensive earnings (loss):
Changes in fair market value of derivatives, net of tax	1,160	(2,460)	4,883	(3,404)
Changes in unrealized pension cost, net of tax	45	(5)	(64)	94
Cumulative translation adjustment, net of tax	(631)	3,707	12,041	1,063
Other comprehensive earnings (loss)	$574	$1,242	$16,860	$(2,247)
Comprehensive earnings	$14,261	$19,326	$62,441	$41,662

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$110,296	$94,334
Accounts receivable, net	85,869	77,649
Inventories, net	54,246	52,312
Other current assets	25,767	17,879
Total current assets	276,178	242,174
Property, plant and equipment, net	90,580	94,357
Operating lease assets, net	23,613	22,939
Other Assets
Goodwill	207,254	201,304
Other intangible assets, net	157,439	163,882
Deferred income taxes	24,387	27,591
Other	10,920	13,180
Total other assets	400,000	405,957
Total Assets	$790,371	$765,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,071	$42,629
Operating lease obligations	3,591	4,719
Accrued payroll and benefits	19,027	15,754
Accrued expenses and other liabilities	34,081	35,361
Total current liabilities	104,770	98,463
Long-term debt	90,700	92,300
Long-term operating lease obligations	22,837	21,120
Long-term pension obligations	3,842	3,931
Deferred income taxes	12,937	12,743
Other long-term obligations	7,631	8,662
Total Liabilities	242,717	237,219
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common stock	324,745	321,979
Additional contributed capital	42,244	44,662
Retained earnings	694,881	652,851
Accumulated other comprehensive income (loss)	12,594	(4,266)
Total shareholders’ equity before treasury stock	1,074,464	1,015,226
Treasury stock	(526,810)	(487,018)
Total shareholders’ equity	547,654	528,208
Total Liabilities and Shareholders’ Equity	$790,371	$765,427

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$45,581	$43,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,880	22,644
Pension and other post-retirement plan expense	143	255
Stock-based compensation	3,432	3,992
Deferred income taxes	671	(1,783)
Change in fair value of contingent consideration liability	(2,577)	(739)
Loss (gain) on foreign currency hedges, net of cash	204	(479)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,481)	(6,972)
Inventories	(107)	11,905
Operating lease assets	(674)	3,400
Other assets	(2,574)	1,081
Accounts payable	4,837	(146)
Accrued payroll and benefits	1,826	2,413
Operating lease liabilities	590	(3,416)
Accrued expenses and other liabilities	1,268	(2,605)
Pension and other post-retirement plans	(126)	(124)
Net cash provided by operating activities	72,893	73,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,542)	(12,543)
Payments for acquisitions, net of cash acquired	—	(121,912)
Net cash used in investing activities	(12,542)	(134,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(878,100)	(600,600)
Proceeds from borrowings of long-term debt	876,500	635,800
Purchases of treasury stock	(39,546)	(34,787)
Dividends paid	(3,583)	(3,677)
Payment of contingent consideration	—	(1,076)
Taxes paid on behalf of equity award participants	(2,675)	(3,154)
Net cash used in financing activities	(47,404)	(7,494)
Effect of exchange rate changes on cash and cash equivalents	3,015	(387)
Net increase (decrease) in cash and cash equivalents	15,962	(69,001)
Cash and cash equivalents at beginning of period	94,334	163,876
Cash and cash equivalents at end of period	$110,296	$94,875
Supplemental cash flow information:
Cash paid for interest	$3,208	$2,776
Cash paid for income taxes, net	$12,456	$12,143
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$559	$2,360
Excise taxes on purchase of treasury stock incurred not paid	$246	$664

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands, except shares and per share amounts)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2025:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2024	$321,979	$44,662	$652,851	$(4,266)	$(487,018)	$528,208
Net earnings	—	—	13,367	—	—	13,367
Changes in fair market value of derivatives, net of tax	—	—	—	876	—	876
Changes in unrealized pension cost, net of tax	—	—	—	14	—	14
Cumulative translation adjustment, net of tax	—	—	—	4,648	—	4,648
Cash dividends of $0.04 per share	—	—	(1,201)	—	—	(1,201)
Acquired 143,541 shares of treasury stock	—	—	—	—	(6,472)	(6,472)
Issued shares on vesting of restricted stock units	2,656	(5,290)	—	—	—	(2,634)
Stock compensation	—	1,432	—	—	—	1,432
Balances at March 31, 2025	$324,635	$40,804	$665,017	$1,272	$(493,490)	$538,238
Net earnings	—	—	18,527	—		18,527
Changes in fair market value of derivatives, net of tax	—	—	—	2,847	—	2,847
Changes in unrealized pension cost, net of tax	—	—	—	(123)	—	(123)
Cumulative translation adjustment, net of tax	—	—	—	8,024	—	8,024
Cash dividends of $0.04 per share	—	—	(1,184)	—	—	(1,184)
Acquired 411,650 shares of treasury stock	—	—	—	—	(16,651)	(16,651)
Issued shares on vesting of restricted stock units	47	(68)	—	—	—	(21)
Stock compensation	—	500	—	—	—	500
Balances at June 30, 2025	$324,682	$41,236	$682,360	$12,020	$(510,141)	$550,157
Net earnings	—	—	13,687	—	—	13,687
Changes in fair market value of derivatives, net of tax	—	—	—	1,160	—	1,160
Changes in unrealized pension cost, net of tax	—	—	—	45	—	45
Cumulative translation adjustment, net of tax	—	—	—	(631)	—	(631)
Cash dividends of $0.04 per share	—	—	(1,166)	—	—	(1,166)
Acquired 399,500 shares of treasury stock	—	—	—	—	(16,669)	(16,669)
Issued shares on vesting of restricted stock units	63	(83)	—	—	—	(20)
Stock compensation	—	1,091	—	—	—	1,091
Balances at September 30, 2025	$324,745	$42,244	$694,881	$12,594	$(526,810)	$547,654

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands, except shares and per share amounts)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2024:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2023	$319,269	$45,097	$602,232	$4,264	$(444,040)	$526,822
Net earnings	—	—	11,119	—	—	11,119
Changes in fair market value of derivatives, net of tax	—	—	—	730	—	730
Changes in unrealized pension cost, net of tax	—	—	—	65	—	65
Cumulative translation adjustment, net of tax	—	—	—	(2,121)	—	(2,121)
Cash dividends of $0.04 per share	—	—	(1,227)	—	—	(1,227)
Acquired 271,939 shares of treasury stock	—	—	—	—	(12,035)	(12,035)
Issued shares on vesting of restricted stock units	2,589	(5,705)	—	—	—	(3,116)
Stock compensation	—	1,048	—	—	—	1,048
Balances at March 31, 2024	$321,858	$40,440	$612,124	$2,938	$(456,075)	$521,285
Net earnings	—	—	14,707	—	—	14,707
Changes in fair market value of derivatives, net of tax	—	—	—	(1,675)	—	(1,675)
Changes in unrealized pension cost, net of tax	—	—	—	35	—	35
Cumulative translation adjustment, net of tax	—	—	—	(523)	—	(523)
Cash dividends of $0.04 per share	—	—	(1,217)	—	—	(1,217)
Acquired 228,000 shares of treasury stock	—	—	—	—	(11,043)	(11,043)
Issued shares on vesting of restricted stock units	36	(49)	—	—	—	(13)
Stock compensation	—	1,195	—	—	—	1,195
Balances at June 30, 2024	$321,894	$41,586	$625,614	$775	$(467,118)	$522,751
Net earnings	—	—	18,084	—	—	18,084
Changes in fair market value of derivatives, net of tax	—	—	—	(2,460)	—	(2,460)
Changes in unrealized pension cost, net of tax	—	—	—	(5)	—	(5)
Cumulative translation adjustment, net of tax	—	—	—	3,707	—	3,707
Cash dividends of $0.04 per share	—	—	(1,209)	—	—	(1,209)
Acquired 244,500 shares of treasury stock	—	—	—	—	(12,013)	(12,013)
Issued shares on vesting of restricted stock units	30	(54)	—	—	—	(24)
Stock compensation	—	1,376	—	—	—	1,376
Balances at September 30, 2024	$321,924	$42,908	$642,489	$2,017	$(479,131)	$530,207

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands, except for share and per share data)

September 30, 2025

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

The financial reporting periods affected by this error include the Company’s previously reported audited consolidated financial statements for the fiscal year ended December 31, 2024 and the Company’s previously reported interim unaudited consolidated financial statements for the three and nine months ended September 30, 2024. The Company is presenting the corrected interim 2024 amounts in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 on a year-to-date basis as a correction to applicable 2024 periods. A summary of the immaterial corrections to the Company’s previously reported audited and unaudited consolidated financial statements follows.

Corrected Consolidated Statement of Earnings for the Year Ended December 31, 2024 (in thousands):

	Year Ended		Year Ended
	December 31, 2024		December 31, 2024
	Previously Reported	Corrections	As Corrected
Net sales	$515,771	$(1,015)	$514,756
Cost of goods sold	326,621	580	327,201
Gross margin	189,150	(1,595)	187,555
Operating earnings	72,780	(1,595)	71,185
Other income (expense):
Other income (expense), net	(1,603)	(1,047)	(2,650)
Total other expense, net	(1,557)	(1,047)	(2,604)
Earnings before income taxes	71,223	(2,642)	68,581
Net earnings	$58,114	$(2,642)	$55,472
Earnings per share:
Basic	$1.91		$1.82
Diluted	$1.89		$1.81
Basic weighted – average common shares outstanding:	30,408		30,408
Effect of dilutive securities	309		309
Diluted weighted – average common shares outstanding:	30,717		30,717

Corrected Consolidated Balance Sheet as of December 31, 2024 (in thousands):

	December 31, 2024		December 31, 2024
	Previously Reported	Corrections	As Corrected
ASSETS
Current Assets
Inventories, net	$53,578	$(1,266)	$52,312
Other current assets	18,716	(837)	17,879
Total current assets	244,277	(2,103)	242,174
Other Assets
Goodwill	199,886	1,418	201,304
Total other assets	404,539	1,418	405,957
Total Assets	$766,112	$(685)	$765,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other liabilities	34,451	910	35,361
Total current liabilities	97,553	910	98,463
Long-term debt	91,253	1,047	92,300
Total Liabilities	235,262	1,957	237,219
Shareholders’ Equity
Retained earnings	655,493	(2,642)	652,851
Total shareholders’ equity before treasury stock	1,017,868	(2,642)	1,015,226
Total shareholders’ equity	530,850	(2,642)	528,208
Total Liabilities and Shareholders’ Equity	$766,112	$(685)	$765,427

Corrected Consolidated Statement of Cash Flows for the Year Ended December 31, 2024 (in thousands):

	Year Ended		Year Ended
	December 31, 2024		December 31, 2024
	Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$58,114	$(2,642)	$55,472
Changes in assets and liabilities, net of acquisitions:
Inventories	11,893	580	12,473
Other assets	900	837	1,737
Accrued expenses and other liabilities	(5,255)	178	(5,077)
Net cash provided by operating activities	99,289	(1,047)	98,242
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(891,847)	1,047	(890,800)
Net cash (used in) provided by financing activities	$(27,935)	$1,047	$(26,888)

Corrected Consolidated Statement of Earnings for the Three and Nine Months Ended September 30, 2024 (in thousands):

	Three Months Ended		Three Months Ended	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024	September 30, 2024		September 30, 2024
	Previously Reported	Corrections	As Corrected	Previously Reported	Corrections	As Corrected
Net sales	$132,424	$(40)	$132,384	$388,336	$(40)	$388,296
Cost of goods sold	82,636	559	83,195	247,086	559	247,645
Gross margin	49,788	(599)	49,189	141,250	(599)	140,651
Operating earnings	21,475	(599)	20,876	53,775	(599)	53,176
Earnings before income taxes	22,447	(599)	21,848	53,872	(599)	53,273
Net earnings	$18,683	$(599)	$18,084	$44,508	$(599)	$43,909
Earnings per share:
Basic	$0.62		$0.60	$1.46		$1.44
Diluted	$0.61		$0.59	$1.45		$1.43
Basic weighted – average common shares outstanding:	30,300		30,300	30,517		30,517
Effect of dilutive securities	236		236	230		230
Diluted weighted – average common shares outstanding:	30,536		30,536	30,747		30,747

Corrected Consolidated Balance Sheet as of September 30, 2024 (in thousands):

	September 30, 2024		September 30, 2024
	Previously Reported	Corrections	As Corrected
ASSETS
Current Assets
Inventories, net	$57,288	$(1,246)	$56,042
Total current assets	255,561	(1,246)	254,315
Other Assets
Goodwill	194,821	1,418	196,239
Total other assets	416,677	1,418	418,095
Total Assets	$789,392	$172	$789,564
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other liabilities	37,249	771	38,020
Total current liabilities	103,799	771	104,570
Total Liabilities	258,586	771	259,357
Shareholders’ Equity
Retained earnings	643,088	(599)	642,489
Total shareholders’ equity before treasury stock	1,009,937	(599)	1,009,338
Total shareholders’ equity	530,806	(599)	530,207
Total Liabilities and Shareholders’ Equity	$789,392	$172	$789,564

Corrected Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2024 (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,508	$(599)	$43,909
Changes in assets and liabilities, net of acquisitions:
Inventories	11,346	559	11,905
Accrued expenses and other liabilities	(2,645)	40	(2,605)
Net cash provided by operating activities	$73,335	$-	$73,335

Corrected Fair Value of SyQwest Assets Acquired and Liabilities Assumed:

Fair Values at July 29, 2024
Accounts receivable	$770
Inventory	7,939
Other current assets	1,475
Property, plant and equipment	985
Other assets	684
Goodwill	46,600
Intangible assets	76,100
Fair value of assets acquired	134,553
Less fair value of liabilities acquired	(6,536)
Purchase price	$128,017

Accounting Pronouncements Recently Adopted

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. We adopted the guidance in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 18, “Segment Information,” for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU is expected to impact our income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the fiscal year ending December 31, 2025, but will have no impact on our results of operations, cash flows, or financial condition. We will adopt the guidance when it becomes effective on a prospective basis.

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

ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows for a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of electing the practical expedient under ASU 2025-05.

ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to improve the operability and application of guidance related to capitalized software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

NOTE 2 – Revenue Recognition

CTS designs and manufactures sensors, actuators, and electronic components for original equipment manufacturers and the U.S. Government. For each contract with a customer, we determine the transaction price based on the consideration expected to be received by the Company in exchange for performing its obligations under the applicable contract. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices. We usually expect payment from our customers within 30 to 90 days from the shipping date or invoicing date, depending on our terms with the customer. None of our contracts as of September 30, 2025 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

See Note 10, “Commitments and Contingencies” for information about our product warranties.

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	September 30,	December 31,
	2025	2024
Contract Assets
Unbilled customer receivables included in Other current assets	$7,671	$4,104
Total Contract Assets	$7,671	$4,104

Contract Liabilities
Customer advance payments included in Accrued expenses and other liabilities	$(451)	$(910)
Total Contract Liabilities	$(451)	$(910)

During the nine months ended September 30, 2025 the Company recognized $459 of revenue that was included in the contract liability balance at December 31, 2024.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Transportation	$58,547	$63,031	$177,710	$193,769
Industrial	37,104	30,747	103,662	93,985
Medical	21,957	18,020	60,264	52,754
Aerospace & Defense	25,362	20,586	62,411	47,788
Total	$142,970	$132,384	$404,047	$388,296

NOTE 3 – Business Acquisitions

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

NOTE 4 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	September 30,	December 31,
	2025	2024
Accounts receivable, gross	$86,718	$78,379
Less: Allowance for credit losses	(849)	(730)
Accounts receivable, net	$85,869	$77,649

	As of
	September 30,	December 31,
	2024	2023
Accounts receivable, gross	$87,074	$79,500
Less: Allowance for credit losses	(719)	(931)
Accounts receivable, net	$86,355	$78,569

NOTE 5 – Inventories, net

Inventories, net consists of the following:

	As of
	September 30,	December 31,
	2025	2024
Finished goods	$10,713	$12,126
Work-in-process	23,870	22,331
Raw materials	33,612	31,818
Less: Inventory reserves	(13,949)	(13,963)
Inventories, net	$54,246	$52,312

NOTE 6 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	September 30,	December 31,
	2025	2024
Land and land improvements	$399	$399
Buildings and improvements	73,423	73,011
Machinery and equipment	273,455	265,950
Less: Accumulated depreciation	(256,697)	(245,003)
Property, plant and equipment, net	$90,580	$94,357

Depreciation expense for the three months ended September 30, 2025 and September 30, 2024 was $4,780 and $4,255, respectively. Depreciation expense for the nine months ended September 30, 2025 and September 30, 2024 was $13,751 and $13,273, respectively.

NOTE 7 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2024	$201,304
Foreign exchange impact	5,950
Goodwill as of September 30, 2025	$207,254

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$216,697	$(83,235)	$133,462
Technology and other intangibles	62,154	(38,177)	23,977
Other intangible assets, net	$278,851	$(121,412)	$157,439

	As of
	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$210,354	$(72,500)	$137,854
Technology and other intangibles	61,244	(35,216)	26,028
Other intangible assets, net	$271,598	$(107,716)	$163,882

Amortization expense for the three months ended September 30, 2025 and September 30, 2024 was $4,054 and $3,738, respectively. Amortization expense for the nine months ended September 30, 2025 and September 30, 2024 was $12,129 and $9,371, respectively.

Remaining amortization expense for other intangible assets as of September 30, 2025 is as follows:

Amortization expense
Remaining 2025	$4,037
2026	16,128
2027	16,068
2028	16,033
2029	14,865
Thereafter	90,308
Total amortization expense	$157,439

NOTE 8 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024
Restructuring charges	$280	$773

	Nine Months Ended
	September 30, 2025	September 30, 2024
Restructuring charges	$1,028	$3,657

During the three months ended September 30, 2025, we incurred total restructuring charges of $280, comprised entirely of workforce reduction costs. During the nine months ended September 30, 2025, we incurred total restructuring charges of $1,028, comprised of $966, $25 and $37 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. The workforce reduction charges incurred are for restructuring activities used to adjust our business in response to reduced demand across certain locations and products. Restructuring charges incurred in relation to building and equipment relocation costs and other charges are for activities intended to consolidate operations across our site locations. The remaining liability associated with our other restructuring actions was $644 and $798 at September 30, 2025 and December 31, 2024, respectively.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for the nine months ended September 30, 2025:

Restructuring liability at December 31, 2024	$798
Restructuring charges	1,028
Costs paid	(1,182)
Restructuring liability at September 30, 2025	$644

NOTE 9 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	September 30,	December 31,
	2025	2024
Accrued product-related costs	$1,814	$1,866
Accrued income taxes	5,323	5,418
Accrued property and other taxes	1,252	1,518
Accrued professional fees	1,832	1,625
Accrued customer-related liabilities	1,067	2,113
Dividends payable	1,167	1,201
Remediation reserves	15,904	12,192
Derivative liabilities	1,056	334
Other accrued liabilities	4,666	9,094
Total accrued expenses and other liabilities	$34,081	$35,361

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	September 30,	December 31,
	2025	2024
Balance at beginning of period	$12,192	$12,044
Remediation expense	4,653	1,701
Net remediation payments	(947)	(1,554)
Other activity(1)	6	1
Balance at end of the period	$15,904	$12,192

(1)
Other activity includes currency translation adjustments not recorded to remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a pre-litigation letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. On October 3, 2025, the Company presented a settlement offer as part of pre-litigation mediation. There can be no assurance that the settlement offer will be accepted or that the matter will settle in mediation. The Company has updated its estimate of potential exposure to be between $5,970 and $8,290. We have determined that no point within this range is more likely than another and, therefore, we have recorded a loss estimate of $5,970 as of September 30, 2025 and $1,900 as of December 31, 2024 in the Consolidated Balance Sheets, respectively.

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

NOTE 11 - Debt

Long-term debt is comprised of the following:

	As of
	September 30,	December 31,
	2025	2024
Total credit facility	$400,000	$400,000
Balance outstanding	90,700	92,300
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$307,660	$306,060
Weighted-average interest rate	5.56%	6.41%

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

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 1.49% to 2.45%. Refer to Note 12, “Derivative Financial Instruments,” for further discussion on the impact of interest rate swaps.

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at September 30, 2025. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for three and nine months ended September 30, 2025 was $48 and $145, respectively. Amortization expense for the three and nine months ended September 30, 2024 was $48 and $145, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2025.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2025, we had a net unrealized gain of $4,018 in accumulated other comprehensive income (loss), $2,969 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $63,808 at September 30, 2025.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of September 30, 2025, we have agreements to fix interest rates on $50,000 of long-term debt until December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive earnings (loss). The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $550.

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

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive earnings (loss) until the net investment is sold, diluted or liquidated. As of September 30, 2025, we had a net unrealized loss of $1,720 in accumulated other comprehensive income (loss). Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2025, are shown in the following table:

	As of
	September 30,	December 31,
	2025	2024
Interest rate swaps reported in Other current assets	$550	$792
Interest rate swaps reported in Other assets	86	711
Cross-currency swap reported in Other current assets	-	324
Cross-currency swap reported in Accrued expenses and other liabilities	(1,056)	-
Foreign currency hedges reported in Other current assets	3,760	-
Foreign currency hedges reported in Accrued expenses and other liabilities	-	(2,992)

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $5,131 and foreign currency derivative liabilities of $1,371 at September 30, 2025.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(275)	$9	$(547)	$106
Cost of goods sold	366	64	(581)	1,205
Total net gain (loss) reclassified from AOCI to earnings	91	73	(1,128)	1,311
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$91	$73	$(1,128)	$1,311
Interest Rate Swaps:
Income recorded in Interest expense	$238	$364	$709	$1,140
Cross-Currency Swap:
Income recorded in Interest expense	$73	$86	$223	$275
Total net gain (loss) on derivatives	$402	$523	$(196)	$2,726

NOTE 13 – Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity includes certain items classified as accumulated other comprehensive income (loss) (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest into a fixed rate, foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies, as well as a cross-currency swap that synthetically converts our U.S. Dollar variable rate debt to Krone denominated variable rate debt. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings. Further information related to our derivative financial instruments is included in Note 12 – “Derivative Financial Instruments” and Note 16 – “Fair Value Measurements”.
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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains (losses) for the three and nine months ended September 30, 2025 were $(565) and $739, respectively. Transaction gains (losses) for the three and nine months ended September 30, 2024 were $1,319 and $(817), respectively. The impact of these changes are included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended September 30, 2025, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2025	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$3,136	$1,846	$(329)	$4,653
Income tax benefit (expense)	(746)	(434)	77	(1,103)
Net	2,390	1,412	(252)	3,550
Changes in unrealized pension cost:
Gross	(523)	—	38	(485)
Income tax benefit (expense)	305	—	7	312
Net	(218)	—	45	(173)
Cumulative translation adjustment:
Gross	9,848	(631)	—	9,217
Income tax benefit (expense)	—	—	—	—
Net	9,848	(631)	—	9,217
Total accumulated other comprehensive (loss) income	$12,020	$781	$(207)	$12,594

The components of accumulated other comprehensive income (loss) for the three months ended September 30, 2024 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2024	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$2,026	$(2,758)	$(437)	$(1,169)
Income tax (expense) benefit	(467)	634	101	268
Net	1,559	(2,124)	(336)	(901)
Changes in unrealized pension cost:
Gross	(1,017)	—	(4)	(1,021)
Income tax benefit (expense)	432	—	(1)	431
Net	(585)	—	(5)	(590)
Cumulative translation adjustment:
Gross	(199)	3,707	—	3,508
Income tax benefit (expense)	—	—	—	—
Net	(199)	3,707	—	3,508
Total accumulated other comprehensive income (loss)	$775	$1,583	$(341)	$2,017

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2024	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$(1,730)	$5,963	$420	$4,653
Income tax benefit (expense)	397	(1,401)	(99)	(1,103)
Net	(1,333)	4,562	321	3,550
Changes in unrealized pension cost:
Gross	(409)	—	(76)	(485)
Income tax benefit (expense)	300	—	12	312
Net	(109)	—	(64)	(173)
Cumulative translation adjustment:
Gross	(2,824)	12,041	—	9,217
Income tax benefit (expense)	—	—	—	—
Net	(2,824)	12,041	—	9,217
Total accumulated other comprehensive (loss) income	$(4,266)	$16,603	$257	$12,594

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2023	in OCI	to Earnings	2024
Changes in fair market value of derivatives:
Gross	$3,252	$(1,970)	$(2,451)	$(1,169)
Income tax benefit (expense)	(749)	453	564	268
Net	2,503	(1,517)	(1,887)	(901)
Changes in unrealized pension cost:
Gross	(1,126)	—	105	(1,021)
Income tax benefit (expense)	442	—	(11)	431
Net	(684)	—	94	(590)
Cumulative translation adjustment:
Gross	2,445	1,063	—	3,508
Income tax benefit (expense)	—	—	—	—
Net	2,445	1,063	—	3,508
Total accumulated other comprehensive (loss) income	$4,264	$(454)	$(1,793)	$2,017

NOTE 14 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2025	2024
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,622,819	57,543,964
Shares outstanding	29,150,209	30,026,045
Treasury stock
Shares held	28,472,610	27,517,919

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

During the three and nine months ended September 30, 2025, 399,500 and 954,691 shares of common stock were repurchased for $16,739 and $40,083, respectively. During the three and nine months ended September 30, 2024, 244,500 and 744,439 shares of common stock were repurchased for $11,930 and $35,137, respectively. As of September 30, 2025, approximately $21,339 remains available for future purchases.

We are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of September 30, 2025 and December 31, 2024, we had $224 and $741, respectively, recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll-forward of common shares outstanding is as follows:

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Balance at the beginning of the year	30,026,045	30,824,248
Repurchases	(954,691)	(744,439)
Restricted share issuances	78,855	98,330
Balance at the end of the period	29,150,209	30,178,139

Certain restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. There were no anti-dilutive shares for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. The number of outstanding awards that were anti-dilutive for the nine months ended September 30, 2024 was 3,651.

NOTE 15 - Stock-Based Compensation

At September 30, 2025, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan (“2018 Plan”). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Service-based RSUs	$936	$916	$2,526	$2,791
Performance and Market-based RSUs	156	462	498	831
Cash-settled RSUs	78	72	408	370
Total	$1,170	$1,450	$3,432	$3,992
Income tax benefit	275	333	806	918
Net expense	$895	$1,117	$2,626	$3,074

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	September 30, 2025	Period (years)
Service-based RSUs	$2,734	1.37
Performance and Market-based RSUs	3,396	2.01
Total	$6,130	1.72

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2025:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	690,075	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	777,136	—	—	—	—
Awards available for grant	1,032,789	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the nine months ended September 30, 2025:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	322,847	$34.06
Granted	68,308	45.83
Vested and released	(59,994)	40.40
Forfeited	(24,411)	44.29
Outstanding at September 30, 2025	306,750	$34.66
Releasable at September 30, 2025	154,867	$23.42

Performance and Market-Based Restricted Stock Units

The following table summarizes the performance and market-based RSU activity for the nine months ended September 30, 2025:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	222,344	$40.15
Granted	106,943	44.72
Attained by performance	39,581	37.93
Released	(79,162)	37.93
Forfeited	(75,738)	36.24
Outstanding at September 30, 2025	213,968	$44.10
Releasable at September 30, 2025	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2025 and December 31, 2024, we had 39,661 and 44,127 cash-settled RSUs outstanding, respectively. At September 30, 2025 and December 31, 2024 liabilities of $468 and $608, respectively, were included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 16 - Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025:

	Asset (Liability) Carrying Value at September 30, 2025	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$636	$—	$636	$—
Foreign currency hedges	$3,760	$—	$3,760	$—
Cross-currency swap	$(1,056)	$—	$(1,056)	$—
Qualified replacement plan assets	$9,522	$9,522	$—	$—
Contingent consideration	$(4,451)	$—	$—	$(4,451)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024:

	Asset (Liability) Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,503	$—	$1,503	$—
Foreign currency hedges	$(2,992)	$—	$(2,992)	$—
Cross-currency swap	$324	$—	$324	$—
Qualified replacement plan assets	$11,380	$11,380	$—	$—
Contingent consideration	$(7,028)	$—	$—	$(7,028)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2024	$7,028
Change in fair value	(2,577)
Balance at September 30, 2025	$4,451

As of September 30, 2025, $4,451 was recorded in Other long-term obligations on our Condensed Consolidated Balance Sheets.

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

NOTE 17 - Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Effective tax rate	30.6%	16.8%	22.5%	17.4%

The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA contains significant tax law changes with various effective dates after its enactment date and made permanent the expiring tax provisions of the 2017 Tax Cuts and Jobs Act. The OBBBA also includes changes to the taxation of foreign derived intangible income, global intangible low-taxed income, interest expense, and research & developmental expenses. The impacts of these changes are reflected in the tax expense of the third quarter of 2025, resulting in a provisional non-cash charge of approximately $914. This amount is subject to adjustment in 2026 as we finalize the impact of the OBBBA on our operations.

Our effective income tax rate was 30.6% and 16.8% in the third quarter of 2025 and 2024, respectively. The increase in the effective income tax rate is primarily attributable to a change in mix of earnings taxed at higher rates and the impact of the OBBBA. The third quarter 2025 effective income tax rate was higher than the U.S. statutory federal tax rate for the same reason as noted above. The third quarter 2024 effective income tax rate was lower than the U.S. statutory federal tax rate primarily due to foreign earnings that are taxed at lower rates and tax benefits from the filing of the U.S. federal income tax return.

Our effective income tax rate was 22.5% and 17.4% in the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective income tax rate is primarily attributable to a change in mix of earnings taxed at higher rates and the impact of the OBBBA. The effective income tax rate in the first nine months of 2025 was higher than the U.S. statutory federal income tax rate primarily due to same reason as noted above. The effective income tax rate in the first nine months of 2024 was lower than the U.S. statutory federal income tax rate primarily due to foreign earnings that are taxed at lower rates and tax benefits from the filing of the U.S. federal tax return.

NOTE 18 - Segment Information

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

Results of Operations: Third Quarter 2025 versus Third Quarter 2024

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2025 and September 30, 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024	Percent Change	Percentage of Net Sales – 2025	Percentage of Net Sales – 2024
Net sales	$142,970	$132,384	8.0%	100.0%	100.0%
Cost of goods sold	87,629	83,195	5.3	61.3	62.8
Gross margin	55,341	49,189	12.5	38.7	37.2
Selling, general and administrative expenses	27,222	22,509	20.9	19.0	17.0
Research and development expenses	6,901	5,031	37.2	4.8	3.8
Restructuring charges	280	773	(63.8)	0.2	0.6
Total operating expenses	34,403	28,313	21.5	24.1	21.4
Operating earnings	20,938	20,876	0.3	14.6	15.8
Total other income (expense), net	(1,218)	972	(225.3)	(0.9)	0.7
Earnings before income taxes	19,720	21,848	(9.7)	13.8	16.5
Income tax expense	6,033	3,764	60.3	4.2	2.8
Net earnings	$13,687	$18,084	(24.3)%	9.6%	13.7%
Earnings per share:
Diluted net earnings per share	$0.46	$0.59

Net sales were $142,970 in the third quarter of 2025, an increase of $10,586 or 8.0% from the third quarter of 2024. Net sales to the diversified end markets increased $15,070 or 21.7%. SyQwest accounted for $8,772 in sales in the third quarter of 2025, compared to $3,575 in the third quarter of 2024. We achieved growth in the aerospace & defense and medical end markets and saw continued recovery in the industrial end market. Net sales to the transportation end market decreased $4,484 or 7.1%, primarily driven by lower volumes of our commercial vehicle related products. Changes in foreign exchange rates had a net benefit on sales of $1,005, primarily due to the U.S. Dollar depreciating compared to the Euro.

Gross margin was $55,341 in the third quarter of 2025, an increase of $6,152 or 12.5% from the third quarter of 2024. Our gross margin percentage increased from 37.2% for the third quarter of 2024 to 38.7% for the third quarter of 2025 due to improved mix of sales by end market and operational improvements. Amortization of the inventory step-up related to the SyQwest acquisition also adversely impacted gross margin in the third quarter of 2024. See Note 3 “Business Acquisitions” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Selling, general and administrative (“SG&A”) expenses were $27,222 or 19.0% of net sales in the third quarter of 2025 versus $22,509 or 17.0% of net sales in the third quarter of 2024. The increase in SG&A expenses was primarily driven by increased environmental expense in the third quarter of 2025. See Note 10 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Research and development (“R&D”) expenses were $6,901 or 4.8% of net sales in the third quarter of 2025 compared to $5,031 or 3.8% of net sales in the comparable quarter of 2024. The increase during the three months ended September 30, 2025 is due to the timing of certain spend and recoveries from customers. Our R&D expenses are in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $280 or 0.2% of net sales in the third quarter of 2025 compared to $773 or 0.6% of net sales in the third quarter of 2024. The restructuring charges in the quarter ended September 30, 2025 were primarily related to changes to adjust our business in response to demand changes across certain locations and products. See Note 8 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2025	2024
Interest expense	$(1,110)	$(1,307)
Interest income	535	973
Other income (expense), net	(643)	1,306
Total other expense, net	$(1,218)	$972

Other (expense) income, net is due to foreign currency losses, primarily related to the Chinese Renminbi, Euro and Mexican Peso. Interest income decreased due to lower investments of available cash as a result of the SyQwest acquisition in the third quarter of 2024.

	Three Months Ended
	September 30,	September 30,
	2025	2024
Effective tax rate	30.6%	16.8%

Our effective income tax rate was 30.6% and 16.8% in the third quarters of 2025 and 2024, respectively. The increase in the effective income tax rate is primarily attributable to a change in mix of earnings taxed at higher rates and the impact of the OBBBA. See Note 17 “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Results of Operations: Nine Months ended September 30, 2025 versus Nine Months Ended September 30, 2024

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2025, and September 30, 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Percent Change	Percentage of Net Sales – 2025	Percentage of Net Sales – 2024
Net sales	$404,047	$388,296	4.1%	100.0%	100.0%
Cost of goods sold	249,727	247,645	0.8	61.8	63.8
Gross margin	154,320	140,651	9.7	38.2	36.2
Selling, general and administrative expenses	73,922	66,100	11.8	18.3	17.0
Research and development expenses	19,416	17,718	9.6	4.8	4.6
Restructuring charges	1,028	3,657	(71.9)	0.3	0.9
Total operating expenses	94,366	87,475	7.9	23.4	22.5
Operating earnings	59,954	53,176	12.7	14.8	13.7
Total other income (expense), net	(1,130)	97	(1264.9)	(0.3)	—
Earnings before income taxes	58,824	53,273	10.4	14.6	13.7
Income tax expense	13,243	9,364	41.4	3.3	2.4
Net earnings	$45,581	$43,909	3.8%	11.3%	11.3%
Earnings per share:
Diluted net earnings per share	$1.52	$1.43

Net sales were $404,047 in the nine months ended September 30, 2025, an increase of $15,751 or 4.1% from the nine months ended September 30, 2024. Net sales to the diversified end markets increased $31,810 or 16.4%. SyQwest accounted for $16,650 in sales for the nine months ended September 30, 2025 compared to $3,575 for the nine months ended September 30, 2024. We achieved growth in the aerospace & defense and medical end markets and saw continued recovery in the industrial end market. Net sales to the transportation market decreased $16,059 or 8.3%, primarily driven by lower volumes of our commercial vehicle related products. Changes in foreign exchange rates had a net benefit on sales of approximately $1,082 primarily due to rate changes between the U.S. Dollar and Euro.

Gross margin was $154,320 for the nine months ended September 30, 2025, an increase of $13,669 or 9.7% from the nine months ended September 30, 2024. Our gross margin percentage was 38.2% for the first nine months of 2025, an increase from 36.2% in the first nine months of 2024 due to improved mix of sales by end market and operational improvements. Amortization of the inventory step-up related to the SyQwest acquisition also adversely impacted gross margin in the third quarter of 2024. See Note 3 “Business Acquisitions” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information. Additionally, changes in foreign exchange rates had a net benefit on our gross margin of approximately $2,061 primarily due to rate changes between the U.S. Dollar, Mexican Peso and Euro.

SG&A expenses were $73,922 or 18.3% of net sales for the nine months ended September 30, 2025 versus $66,100 or 17.0% of net sales for the nine months ended September 30, 2024. The increase in SG&A expenses was primarily driven by higher depreciation and amortization expense in 2025 from the SyQwest acquisition and increased environmental expense in the third quarter of 2025. See Note 10 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

R&D expenses were $19,416 or 4.8% of net sales for the nine months ended September 30, 2025 compared to $17,718 or 4.6% of net sales for the nine months ended September 30, 2024. The increase during the nine months ended September 30, 2025 is due to the pursuit of growth opportunities in the transportation end-market and lower recoveries from customers.

Restructuring charges were $1,028 or 0.3% of net sales for the nine months ended September 30, 2025 compared to $3,657 or 0.9% of net sales for the nine months ended September 30, 2024. The restructuring charges in the nine months ended September 30, 2025 were primarily related to changes to adjust our business in response to demand changes across certain locations and products. See Note 8 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Interest expense	$(3,398)	$(2,942)
Interest income	1,603	3,800
Other income (expense), net	665	(761)
Total other (expense) income, net	$(1,130)	$97

Interest income decreased due to lower investments of available cash into short-term, cash equivalent, high-yield deposit accounts as a result of the SyQwest acquisition in the third quarter of 2024. Interest expense increased due to higher borrowings to fund the SyQwest acquisition. Other income (expense), net is driven by foreign currency gains primarily related to the Chinese Renminbi, Euro and Mexican Peso.

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Effective tax rate	22.5%	17.4%

Our effective income tax rate was 22.5% and 17.4% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective income tax rate is primarily attributable to a change in mix of earnings taxed at higher rates and the impact of the OBBBA. See Note 17 “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

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

Cash and cash equivalents were $110,296 at September 30, 2025, and $94,334 at December 31, 2024, of which $109,426 and $92,944, respectively, were held outside the United States. Total long-term debt was $90,700 as of September 30, 2025 and $92,300 as of December 31, 2024.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $72,893 during the nine months ended September 30, 2025. Components of net cash provided by operating activities included net earnings of $45,580, depreciation and amortization expense of $25,880, other net non-cash items of $1,567, and a net cash outflow from changes in assets and liabilities of $362.

Net cash provided by operating activities was $73,335 during the nine months ended September 30, 2024. Components of net cash provided by operating activities included net earnings of $43,909, depreciation and amortization expense of $22,644, other net non-cash items of $1,246, and a net cash outflow from changes in assets and liabilities of $5,536.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $12,542 for payments on capital expenditures.

Net cash used in investing activities for the nine months ended September 30, 2024 was $134,455, driven by payments for the SyQwest acquisition of $121,912 and payments on capital expenditures of $12,543.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $47,404. The net cash outflow was the result of treasury stock purchases of $39,546, net cash payments of long-term debt of $1,600, taxes paid on behalf of equity award participants of $2,675, and dividends paid of $3,583.

Net cash used in financing activities for the nine months ended September 30, 2024 was $7,494. The net cash outflow was the result of treasury stock purchases of $34,787, net cash cash borrowing of long-term debt of $35,200, taxes paid on behalf of equity award participants of $3,154, dividends paid of $3,677, and payments of contingent consideration of $1,076.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	September 30,	December 31,
	2025	2024
Total credit facility	$400,000	$400,000
Balance outstanding	90,700	92,300
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$307,660	$306,060

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

The Revolving Credit Facility includes a swing-line sublimit of $20,000 and a letter of credit sublimit of $20,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at September 30, 2025.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles. In connection with the preparation of the Condensed Consolidated Financial Statements, the Company uses estimates and makes judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates, and judgments are based on historical experience, current trends, and other factors the Company believes are relevant at the time it prepares the Condensed Consolidated Financial Statements.

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During and as of the three and nine months ended September 30, 2025, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Toyota Motor Corporation	10.5%	11.2%	11.5%	12.1%
Cummins Inc.	6.4%	12.4%	8.7%	13.0%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to grow our non-transportation end market exposure at a faster rate.

Forward‑Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions (including, but not limited to, the availability of rare earth elements, minerals and metals); changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions including, without limitation the integration of SyQwest; the funding of contracts by the U.S. Government; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the impact of tariffs on China, Canada and Mexico, and other nations); the potential impact of U.S./China relations and the impact of the conflicts in Ukraine, and the Middle East may have on our business, results of operations and financial condition; the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’ most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024. During the nine months ended September 30, 2025, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 10 "Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Uncertainty over global tariffs and trade policies, or the financial impact of tariffs and trade policies, may negatively affect our results.

In the first nine months of 2025, there were significant changes to tariffs by the U.S. and other countries. The tariff modifications are at various rates, with exemptions applicable to some categories of imports and exports. While we are attempting to mitigate tariff-related impacts with a focus on agility in adapting to cost and price adjustments, there can be no assurance our mitigation efforts will be successful. The Company’s management continues to monitor and evaluate the ongoing situation, with plans formulated to respond to a varied range of potential market scenarios. Additional tariffs or future changes to the U.S.’s or other countries’ trade relations could further impact our business and negatively affect our results of operations.

The impacts of supply chain constraints and inflationary pressures could adversely impact our operating results.

Certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has in the past restricted export of certain of these materials and may in the future continue to restrict, expand restrictions, or stop exporting these or other materials, and as a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory and storage manufacturers who are able to obtain sufficient quantities of these materials from China.

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

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
Period	Purchased	Paid per Share	Programs	Plans or Programs
July 1, 2025 - July 31, 2025	132,000	$42.66	132,000	$32,445,927
August 1 2025 - August 31, 2025	138,000	$41.09	138,000	$26,775,324
September 1, 2025 - September 30, 2025	129,500	$41.98	129,500	$21,339,084
Total	399,500		399,500

Item 5. Other Information

From time to time, our directors and officers may purchase or sell shares of our common stock in the market, including pursuant to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1 Plans”).

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: October 28, 2025