Form 10-K
period 2025-12-31
CTS CORP
filed 2026-02-24
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-4639

CTS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-0225010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4925 Indiana Avenue Lisle IL	60532
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 630-577-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, without par value	CTS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of CTS Corporation, based upon the closing sales price of CTS common stock on June 30, 2025, was approximately $1,241,753,026. There were 28,695,710 shares of common stock, without par value, outstanding on February 17, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Proxy Statement to be filed for the annual meeting of shareholders to be held on or about April 2, 2026 are incorporated by reference in Part III.

CTS CORPORATION 2

Safe Harbor

Forward-Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions (including, but not limited to, the availability and cost of rare earth elements, minerals and metals); changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, and in respect to the business in which CTS operates; unanticipated issues in integrating acquisitions; the funding of contracts by the U.S. Government; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the impact of tariffs on China, Canada and Mexico, and other nations); the potential impact of U.S./China relations and the impact of geopolitical conflicts may have on our business, results of operations and financial condition; write offs of goodwill on our balance sheet; the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of this Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

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

Product Description	Transportation	Industrial	Medical	Aerospace and Defense
SENSE	•	•	•	•
(Controls, Pedals, Piezo Sensing Products, Sensors, Switches, Transducers)
CONNECT		•	•	•
(EMI/RFI Filters, Capacitors, Frequency Control Products, Resistors, RF filters)
MOVE	•	•	•
(Piezo Microactuators, Rotary Actuators)

The following table provides a breakdown of net sales by end market as a percent of consolidated net sales:

Industry	2025	2024	2023
Transportation	43%	49%	55%
Industrial	26%	23%	24%
Medical	16%	14%	12%
Aerospace and Defense	15%	14%	9%
% of consolidated net sales	100%	100%	100%

MARKETING AND DISTRIBUTION

Sales and marketing to customers is accomplished through our sales engineers, independent manufacturers' representatives, and distributors. We maintain sales offices in China, Czech Republic, Denmark, Germany, Japan, Singapore, Taiwan, and the United States. Approximately 86% of 2025 net sales were attributable to our sales engineers.

CTS CORPORATION 4

Our sales engineers generally service our largest customers with application-specific products. The vast majority of our products are engineered solutions. The sales engineers work closely with major customers in designing and developing products to meet specific customer requirements.

In 2025, independent distributors accounted for approximately 7% of net sales. We use distributors for a small portion of our product portfolio that are standard and require less design support, to service smaller customers, and to provide supply chain fulfillment for certain customers. Our key distribution partners include large global and regional distributors such as Avnet, Inc., Digi-Key Electronics, Master Electronics, Future Electronics, and TTI, Inc. In addition, we also utilize the services of independent manufacturers' representatives for customers not serviced directly by our sales engineers. Independent manufacturers' representatives receive commissions from us in exchange for their services. During 2025, approximately 7% of net sales were attributable to independent manufacturers' representatives.

RAW MATERIALS

We utilize a wide variety of raw materials and purchased parts in our manufacturing processes. The following are the most significant raw materials and purchased components: conductive inks and contactors, passive connectivity components, integrated circuits and semiconductors, certain rare earth elements ("REEs"), ceramic powders, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, silver, gold, platinum, lead, aluminum, titanium and steel-based raw materials and components.

These raw materials and parts are purchased or leased from a number of suppliers. Although we purchase all of our semiconductors, REEs, conductive inks, and silver pastes from a limited number of suppliers, alternative sources are generally available.

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

PATENTS, TRADEMARKS, AND LICENSES

In 2025, CTS continued its practice of innovation and protecting its intellectual property by obtaining patents in the U.S. and abroad. CTS’s patents cover inventions relating to products that its engineers have designed, as well as for methods and technology related to CTS’s manufacturing processes. CTS obtained 24 patents in 2025, including ten U.S. patents, six patents in Asia, and eight patents in Europe. CTS currently owns approximately 285 patents worldwide including 144 active U.S. patents. CTS also has 55 existing patent applications that are currently being examined in the U.S., Europe, and Asia. Furthermore, CTS owns eight registered U.S. trademarks, most of which are also registered in jurisdictions throughout the world. We have also licensed certain patents and our license and royalty income for 2025 was less than 1% of net sales.

MAJOR CUSTOMERS

Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2025	2024	2023
Toyota Motor Corporation	11.2%	12.2%	12.5%
Cummins, Inc.	8.4%	11.7%	15.0%

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

CTS CORPORATION 5

COMPETITION

We compete with domestic and foreign manufacturers principally based on product features, technology, price, quality, reliability, delivery, and service. Most of our product lines encounter competition globally. The number of competitors varies across product lines. No one competitor competes with us in every product line, but some competitors are larger and more diversified than we are.

Some customers have reduced or may plan to reduce their number of suppliers, while increasing their volume of purchases. In certain other cases customers may choose to use multiple vendors to source products, which could impact our volumes and revenues. Customers demand lower cost and higher quality, reliability, and delivery standards from us as well as from our competitors. These trends create opportunities for us, but also increase the risk of loss of business to competitors. We are subject to competitive risks that are typical in our end markets, including technical obsolescence. We believe we compete most successfully in custom engineered products manufactured to meet specific applications of major OEMs.

NON-U.S. REVENUES AND OPERATIONS

Our net sales to customers originating from our non-U.S. operations as a percentage of total net sales were as follows:

	Years Ended December 31,
	2025	2024	2023
Net sales from non-U.S. operations	43.7%	42.0%	45.0%

We believe the business risks to our non-U.S. operations, though substantial, are ordinary course of business. These risks include currency controls and changes in currency exchange rates, longer collection cycles, political and fulfillment risks, economic downturns and inflation, government regulations, and expropriation. See Item 1A. "Risk Factors” for additional discussion of these and other risks that our business faces.

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
•
Solution Oriented – staying curious and resourceful, understanding and embracing challenges, finding new and better ways to work together

We have a global business, and our employees reflect the diversity of our geographic footprint. Below is a summary of our employees by location as of December 31, 2025.

North America	1,875
Asia	1,099
Europe	518
Total	3,492

CTS CORPORATION 6

CTS strives to foster an environment where all employees are respected and treated equally. Empowering our employees’ distinctive talents delivers customer value and advances our culture and engagement. We strive to create a workplace where everyone feels valued, respected, appreciated, and embraced – a place where every employee can be themselves so they can reach their highest potential and help us achieve our business goals.

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

Training and Development

Employee development and company growth go hand in hand. At CTS, we focus our learning and development activities on areas that we believe will most effectively support the achievement of our business objectives. In the competitive environment in which we operate, employees need to replenish their knowledge and acquire new skills. CTS provides growth and development opportunities through programs such as Education Reimbursement, Situational Leadership, and Leadership Essentials. In addition, we have a mentorship program for key employees to leverage internal leadership and expertise.

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

CTS CORPORATION 7

EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers. The following persons serve as executive officers of CTS as of December 31, 2025.

Name	Age	Positions and Offices
Kieran O'Sullivan	63	President, Chief Executive Officer and Chairman of the Board
Ashish Agrawal	55	Vice President and Chief Financial Officer
Mark Pacioni	60	Vice President, Chief Legal and Administrative Officer and Secretary
Pratik Trivedi	47	Senior Vice President, Chief Operating Officer

Kieran O’Sullivan – 63 – President, Chief Executive Officer and Chairman of the Board. Mr. O’Sullivan joined CTS on January 7, 2013 as President and Chief Executive Officer and was appointed Chairman of the Board in May 2014. Before joining CTS, from 2006 until 2012, Mr. O’Sullivan served in several executive-level roles with Continental A.G., a global business focused on technology solutions and products for the transportation and mobility industries, first serving as Executive Vice President of the Global Infotainment and Connectivity business and later adding responsibility for its NAFTA Interior Division. From 2004 until 2006, Mr. O’Sullivan served as Corporate Vice President of Motorola’s Automotive business. Since 2015, Mr. O’Sullivan has been a member of the board of directors of LCI Industries (NYSE: LCII), a supplier of engineered components for manufacturers of recreational vehicles, manufactured homes, marine applications, and for related aftermarkets, and currently serves as the chair of the risk committee, and as a member of the corporate governance, nominating and sustainability and audit committees.

Ashish Agrawal – 55 – Vice President and Chief Financial Officer. On November 11, 2013, Mr. Agrawal was elected Vice President and Chief Financial Officer of CTS. Mr. Agrawal joined CTS in June 2011 as Vice President, Treasury and Corporate Development, and was elected as Treasurer on September 1, 2011. Before joining CTS, Mr. Agrawal was with Dometic Group AB, a manufacturer of refrigerators, awnings and air conditioners, as Senior Vice President and Chief Financial Officer, Americas, beginning in 2007. Prior to that, Mr. Agrawal was with General Electric Company in various positions beginning in December 1994.

Mark Pacioni – 60 – Vice President, Chief Legal and Administrative Officer and Secretary. On July 1, 2025, Mr. Pacioni was appointed Chief Legal and Administrative Officer and Corporate Secretary of CTS. Prior to joining CTS, Mr. Pacioni served as Chief Legal Officer and Secretary of CareerBuilder, LLC, a provider of job search engines, talent management software, and other recruitment related services from 2019 to 2024 and its successor company, CareerBuilder + Monster, from 2024 until June 2025. Prior thereto, he held senior legal roles at The Boeing Co., Molex, Inc., and Knowles Corp. In addition to his in-house experience, Mr. Pacioni was in private practice representing public companies on transactions and governance matters and was Special Counsel at the U.S. Securities and Exchange Commission.

Pratik Trivedi – 47 – Senior Vice President, Chief Operating Officer. On November 26, 2025, Mr. Trivedi was appointed Chief Operating Officer, effective December 5, 2025. Mr. Trivedi joined CTS on April 29, 2024. Prior to joining CTS, Mr. Trivedi served as Vice President, North America for the mobility business of Eaton Corporation plc, a global power management company, since 2017. Prior to that role, Mr. Trivedi served in several key roles with Cummins, Inc.

Information with respect to the Company’s Directors and corporate governance policies and practices may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

CTS CORPORATION 8

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

CTS CORPORATION 9

Deterioration of general economic, political, credit and/or capital market conditions could adversely affect our financial performance, our ability to grow or sustain our business, financial condition and results of operations, and our ability to access the capital markets.

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect our business and the businesses of our customers and suppliers. Recessions, economic downturns, price instability, increased tariffs, inflation, slowing economic growth and social and political instability in the markets where we compete could negatively affect our revenues and financial performance, and adversely impact our ability to grow or sustain our business. These uncertainties could impact the expected cash flows to be generated by an asset or group of assets and may result in an impairment of those assets. For example, current macroeconomic and political instability caused by the ongoing conflict between Russia and Ukraine (which we refer to as the "Russia-Ukraine conflict"), global supply chain disruptions and inflation have adversely impacted and could continue to adversely impact our business and financial results.

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

The ongoing Russia-Ukraine conflict has adversely affected the global economy, and the geopolitical tensions and conflicts it generates may continue to negatively impact our operations. It has resulted in heightened economic sanctions from the U.S., the U.K., the European Union (the "E.U.") and the international community. Even though we have no physical assets in Russia, the impact of the Russia-Ukraine conflict could have a material adverse effect on our business, financial condition, results of operations, supply chain, availability of critical supplies, intellectual property, partners, or customers. Further escalation of geopolitical tensions related to the Russia-Ukraine conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, and volatility in foreign exchange rates, interest rates and financial markets, any of which may adversely affect our business and supply chain. More broadly, there could be additional negative impacts to our financial results if the Russia-Ukraine conflict worsens, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures, including with respect to energy and supply chain cost increases or shortages, or the geographic proximity of the conflict relative to the rest of Europe. Similar geopolitical tensions and political and/or armed conflicts, including tensions between the U.S. and China and China and Taiwan could adversely impact our employees, financial performance, and global operations, including by, among other things, jeopardizing the safety of our employees and facilities, disrupting our and our partners’ production, supply chain and logistics and communications, and causing market volatility, which could adversely impact our sales and/or amplify or affect many of our other risks described elsewhere in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

CTS CORPORATION 10

The impacts of supply chain constraints, increased tariffs and inflationary pressures could adversely impact our operating results.

Our business has been, and may continue to be, impacted by supply chain constraints, including as a result of raw materials and electronic component shortages, including, in particular, shortages of semiconductor chips and resin, longer lead times, port congestion, increased freight costs and the uncertain economic environment worldwide. These supply chain constraints have and may in the future prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with affected customers and our reputation as a reliable supplier. We may be required to pay higher prices for raw materials or electronic components in short supply and order these raw materials or electronic components in greater quantities to compensate for variable delivery times. We may also be required to pay higher prices for raw materials or electronic components due to increased inflationary trends regardless of supply. In addition, current proposed or future governmental policies (including with respect to tariffs and other trade policies) have increased the risk of inflation, and have (and may continue to) increase the costs of raw materials and other components for our business. The supply and price of our key raw materials and electronic components can be affected by a number of factors beyond our control, including market demand, inflation, alternative sources for suppliers, global geopolitical events, global or regional disease outbreaks or pandemics, trade agreements among producing and consuming nations and governmental regulations.

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

Certain materials are primarily available in a limited number of countries, including REEs, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues may limit our ability to obtain such materials. Although these rare earth and other materials are generally available from multiple suppliers, China is a predominant producer of these materials. China has in the past restricted export of certain of these materials and may in the future continue to restrict, expand restrictions, or stop exporting these or other materials, and as a result, our suppliers’ ability to obtain such supply may be constrained, and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner or at a commercially reasonable cost. Constrained supply of REEs, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory and storage manufacturers who are able to obtain sufficient quantities of these materials from China.

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

CTS CORPORATION 11

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

On an ongoing basis we explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. For example, over the last few years, we have acquired TEWA Temperature Sensors SP. Zo.o. (“TEWA”), Meggitt A/S (a/k/a Ferroperm Piezoceramics A/S, “Ferroperm”), maglab AG ("Maglab"), and SyQwest, LLC ("SyQwest"). We may have difficulty finding suitable acquisition opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for any number of reasons including a failure to secure financing. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage newly acquired businesses such as TEWA, Ferroperm, Maglab, and SyQwest including their operations or employees. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of management's attention from our existing business to integrate the operations and personnel of the acquired or combined business; possible adverse effects on our operating results during the integration process; difficulties managing and integrating operations in geographically dispersed locations; increases in our expenses and working capital requirements, which could reduce our return on invested capital; exposure to unanticipated liabilities of acquired companies; and our possible inability to achieve the intended objectives of the transaction. Even if we are initially successful in integrating a new operation, we may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. These and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or realize other anticipated benefits of an acquisition and could adversely affect our business and operating results.

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

We have announced and initiated restructuring plans or capital projects at various times in the past designed to revise and consolidate certain aspects of our operations for the purpose of improving our cost structure and operational efficiency. We may incur restructuring and impairment charges in the future if circumstances warrant, which could be material. Additionally, if we are unsuccessful in implementing restructuring plans or in executing capital projects, we may experience disruptions in our operations and higher ongoing costs, which may materially adversely affect our business, financial condition and operating results.

CTS CORPORATION 12

We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

We have obtained growth through acquisitions of other companies and businesses. Under existing accounting standards, we are required to periodically review goodwill for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings.

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

CTS CORPORATION 13

We have been notified by the U.S. Environmental Protection Agency (the “EPA”), state environmental agencies and, in some cases, groups of potentially responsible parties, that we are potentially liable for environmental contamination at several sites currently and formerly owned or operated by us, including sites designated as National Priorities List sites under the EPA’s Superfund program. Superfund liability is joint and several and we may be held responsible for more than our share of contamination at a site. See Note 11, "Commitments and Contingencies," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Although we estimate our potential environmental liability and reserve for such matters we cannot assure you that our reserves will be sufficient to cover the actual costs that we incur as a result of these matters.

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

Protectionist trade legislation in the United States, the E.U., the U.K., Canada, China or Mexico, such as new or increased tariffs structures, export or import compliance laws, or other trade policies could adversely affect our supply chain, business and results of operations. Similarly, further changes to United States and foreign trade and tax policies, including heightened import restrictions, import and export licenses, new or increased tariffs, trade embargoes, government sanctions, and trade barriers could have a similar impact. Increased tariffs could require us to increase our prices, which could decrease demand for our products. In addition, other countries may limit their trade with the United States or retaliate through their own restrictions and/or new or increased tariffs, which could affect our ability to export products and therefore adversely affect our sales. Many of these challenges, particularly tariffs, are present, or may arise in commerce with the E.U., China, and Mexico markets in which we operate and with which we do business. While we believe we have taken steps to mitigate their potential effects, our mitigation activities may prove to be ineffective or detrimental to our business. There exists substantial uncertainty as to whether such tariffs will be fully implemented or sustained. There can be no assurances that such tariffs will not be implemented or increased in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in U.S. tariff structures or other trade policy affect our business and results of operations will be influenced by the specific details of the changes in tariffs or other trade policies, their timing and duration, and our effectiveness in deploying tools and strategies to address these issues.

CTS CORPORATION 14

During 2025, there were significant changes to tariffs by the U.S. and other countries. The tariff modifications are at various rates, with exemptions applicable to some categories of imports and exports. While we are attempting to mitigate tariff-related impacts with a focus on agility in adapting to cost and price adjustments, there can be no assurance our mitigation efforts will be successful. The Company’s management continues to monitor and evaluate the ongoing situation, with plans formulated to respond to a varied range of potential market scenarios. Additional tariffs or future changes to the U.S.’s or other countries’ trade relations could further impact our business and negatively affect our results of operations.

Risks Related to Technology, Cybersecurity and Data Privacy

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

From time to time, we and the service providers or other business partners that we depend on to host our data and support or provide our systems and business operations, are the target of, and periodically respond to, cybersecurity threats, including phishing and denial-of-service attacks, which, if successful, could result in a loss of business or customer information, systems interruption or the disruption of our operations, among other things. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems and data change frequently, have continued to increase in recent years and such efforts may be difficult to detect for long periods of time. As a result, we monitor our systems to protect our technology infrastructure and data. In addition, we further attempt to mitigate these risks by employing a number of other measures, including employee training, an incident response plan, and maintenance of backup and protective systems. Further, while we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. Notwithstanding these measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity threats, any of which could have a material adverse effect on our business operations and financial performance. We have in the past been subject to cybersecurity events and incidents of varying degrees and expect that we will be subject to additional cybersecurity events and incidents in the future. To date however, none of the incidents or events have had a material impact on us.

CTS CORPORATION 15

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

Recent technological advances in artificial intelligence (“AI”) and machine-learning technology present new opportunities and also pose new risks. Our introduction of these technologies into our internal processes may result in new or expanded risks and liabilities. Such risks and liabilities include enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. The utilization of AI could also result in loss of intellectual property and subject us to heightened risks related to intellectual property infringement or misappropriation. The use of AI can lead to unintended consequences, including generating content that is inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to risks related to inaccuracies or errors in the output of such technologies. Additionally, to the extent our competitors successfully adopt AI and experience enhanced efficiencies and/or reduced costs, we may be at a competitive disadvantage that could adversely impact our business operations or financial performance.

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

CTS CORPORATION 16

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

CTS CORPORATION 17

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

CTS CORPORATION 18

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

CTS CORPORATION 19

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

CTS CORPORATION 20

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

We may be subject to various legal and business challenges due to actions instituted by shareholder activists or an unsolicited third-party offer. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers, prospective and current employees and others. Proposed or future laws and regulations may increase the chance we become the target of shareholder activist campaigns, including environmental, social, and governance-related actions. If shareholder activist campaigns are initiated against us, our response to such actions could be costly and time-consuming, which could divert the attention and resources of our Board of Directors, Chief Executive Officer and senior management from the pursuit of our business strategies, which could harm our business, negatively impact our stock price, and have an adverse effect on our business and financial results.

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

CTS CORPORATION 21

We may not continue to repurchase our common stock or make repurchases of our common stock at favorable prices.

In November 2025, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $100 million of its common stock. This program replaces the prior share repurchase program that was approved in February 2024. The program has no set expiration date and allows for repurchases from time to time in the open market or through privately negotiated transactions. The timing and actual amount of share repurchases, if any, will depend on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program may be extended, modified, suspended or discontinued at any time. A reduction in, or the completion of, our repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

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

The oversight of our cybersecurity risk is integrated into our enterprise-wide risk management process. We annually review cybersecurity risk as part of our enterprise risk management process and evaluate whether to integrate those findings into our overall cybersecurity strategy. We have a Cybersecurity Strategy Committee, which is a cross-functional team of business representatives led by our Vice President of IT, which is responsible for spearheading the ongoing development and execution of our cybersecurity strategy. The Cybersecurity Strategy Committee meets regularly and at other times as needed, and periodically updates the Company’s management on its progress and activities.

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

CTS CORPORATION 22

Governance

Our cybersecurity program is overseen by our Vice President of IT, who has over 20 years of experience working in various information technology roles. Our Vice President of IT is supported by a team of enterprise information system and security risk professionals (collectively, the “IT Team”), who are responsible for identifying, assessing, monitoring, managing and communicating the Company’s cybersecurity risks. The IT Team includes a cybersecurity director with over 20 years of experience in IT infrastructure, IT operations and cybersecurity, and members who hold Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM) certifications and have experience developing and implementing enterprise-wide cybersecurity strategies and initiatives, managing risks relating thereto, and evaluating industry standards and regulations.

While our Board has the ultimate oversight responsibility for the risk management process, the Audit Committee is responsible for oversight of our cybersecurity strategy and risks. The Vice President of IT and other members of management provide the Audit Committee with quarterly and as needed updates on the Company’s cybersecurity strategy and risks. In addition, the Board is provided with an annual cybersecurity update that addresses similar topics to those discussed with the Audit Committee on a quarterly basis.

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

Item 2. Properties

As of December 31, 2025, we had manufacturing facilities, administrative, research and development and sales offices in the following locations:

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

(1)
Ground lease through 2036; restrictions on use and transfer apply.
(2)
Land Use Rights Agreement through 2050 includes transfer, lease and mortgage rights.

CTS CORPORATION 23

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

See Note 11, "Commitments and Contingencies," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

CTS CORPORATION 24

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "CTS." On February 17, 2026, there were approximately 693 shareholders of record.

On November 7, 2025, the Board approved a new share repurchase program that authorized the Company to repurchase up to $100 million of its common stock. The new share repurchase program has no set expiration date and superseded and replaced the $100 million repurchase program approved by the Board in February 2024.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2025 – October 31, 2025	152,299	$40.23	152,299	$15,212,278
November 1, 2025 – November 30, 2025	114,000	$42.23	114,000	$96,201,127
December 1, 2025 – December 31, 2025	131,323	$44.43	131,323	$90,366,512
Total	397,622		397,622

Shareholder Performance Graph

The following graph shows a five-year comparison of the cumulative total shareholder return on CTS common stock with the cumulative total returns of a general market index and a peer group index (Russell 2000 Index and Dow Jones Electrical Components & Equipment Industry Group). The graph tracks the performance of a $100 investment in the Company's common stock and in each of the indexes (with the reinvestment of all dividends) on December 31, 2020. Historical stock price performance should not be relied upon as an indication of future stock price performance. The performance graph in this Annual Report on Form 10-K shall be deemed furnished, and not filed, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 6. [Reserved]

CTS CORPORATION 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We manufacture sensors, actuators and connectivity components in North America, Europe, and Asia. CTS provides highly engineered products to OEMs and tier one suppliers in the aerospace and defense, industrial, medical, and transportation markets, and the U.S. Government.

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

Results of Operations: Year Ended December 31, 2025 versus Year Ended December 31, 2024

(Amounts in thousands, except percentages and per share amounts):

The following table highlights changes in significant components of the Consolidated Statements of Earnings for the years ended December 31, 2025, and December 31, 2024:

	Years Ended December 31,			Percent of Net Sales
	2025	2024	Percent Change	2025	2024
Net sales	$541,318	$514,756	5.2%	100%	100%
Cost of goods sold	333,292	327,201	1.9	61.6	63.6
Gross margin	208,026	187,555	10.9	38.4	36.4
Selling, general and administrative expenses	98,720	88,285	11.8	18.2	17.2
Research and development expenses	25,268	23,388	8.0	4.7	4.5
Restructuring charges	1,396	4,697	(70.3)	0.3	0.9
Total operating expenses	125,384	116,370	7.7	23.2	22.6
Operating earnings	82,642	71,185	16.1	15.3	13.8
Total other income (expense), net	1,129	(2,604)	(143.4)	0.2	(0.5)
Earnings before taxes	83,771	68,581	22.1	15.5	13.3
Income tax expense	18,454	13,109	40.8	3.4	2.5
Net earnings	$65,317	$55,472	17.7%	12.1%	10.8%
Diluted earnings per share:
Diluted net earnings per share	$2.19	$1.81

Net sales were $541,318 for the year ended December 31, 2025, an increase of $26,562, or 5.2%, from 2024. Net sales to the diversified end markets increased $42,998, or 16.3%. We achieved growth in the aerospace & defense and medical end markets and saw continued recovery in the industrial end market. The acquisition of SyQwest, LLC ("SyQwest") added net sales of $22,329 and $13,433 in 2025 and 2024, respectively. Net sales to the transportation end market decreased $16,436 or 6.6%, primarily driven by lower volumes of our commercial vehicle related products and our customers' loss of market share in China.

Gross margin was $208,026 for the year ended December 31, 2025, an increase of $20,471, or 10.9%, from the year ended December 31, 2024. The increase in gross margin was primarily driven by continued operational improvements and an improved mix of sales by end market.

CTS CORPORATION 26

Selling, general and administrative ("SG&A") expenses were $98,720, or 18.2% of sales for the year ended December 31, 2025, versus $88,285 or 17.2% of sales in 2024. The increase in SG&A expenses was primarily driven by higher amortization expense in 2025 from the SyQwest acquisition and a one-time charge related to the potential settlement of prior period costs with the U.S. Environmental Protection Agency (the "EPA").

Research and development expenses were $25,268, or 4.7% of sales in 2025, compared to $23,388, or 4.5% of sales in 2024. We continue to invest in research and product development to drive long-term organic growth.

Restructuring charges were $1,396, or 0.3% of net sales in 2025, compared to $4,697, or 0.9% of net sales in 2024. The restructuring charges in the year ended December 31, 2025 were primarily related to changes to adjust our business in response to demand changes across certain locations and products. See Note 9, “Costs Associated with Exit and Restructuring Activities,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Other income and expense items are summarized in the following table:

	Years Ended December 31,
	2025	2024
Interest expense	$(4,309)	$(4,236)
Interest income	2,134	4,282
Other income (expense), net	3,304	(2,650)
Total other income (expense), net	$1,129	$(2,604)

Interest income decreased due to lower investments of available cash as a result of the SyQwest acquisition. Other income for 2025 is driven by foreign currency translation gains primarily related to the Euro and Mexican Peso, and a prior period adjustment recorded related to the SyQwest acquisition. See Note 1 “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

	Years Ended December 31,
	2025	2024
Effective tax rate	22.0%	18.4%

The effective income tax rate in 2025 was 22.0% compared to 18.4% in the prior year. The increase in the effective income tax rate is primarily attributable to a change in mix of earnings taxed at higher rates and the impact of the One Big Beautiful Bill Act (the "OBBBA"). See Note 19 “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Cash and cash equivalents were $82,295 at December 31, 2025 and $94,334 at December 31, 2024, of which $75,943 and $92,944, respectively, were held in our foreign affiliates. Total debt as of December 31, 2025 and December 31, 2024 was $57,500 and $92,300, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities was $102,105 during the year ended December 31, 2025. Components of net cash provided by operating activities included net earnings of $65,317, depreciation and amortization expense of $34,538, other net non-cash items totaling $750, and a net cash inflow from changes in assets and liabilities of $3,694 primarily driven by increases in accrued expenses and other liabilities, accounts payable and accrued payroll partially offset by an increase in accounts receivable.

Net cash provided by operating activities was $98,242 during the year ended December 31, 2024. Components of net cash provided by operating activities included net earnings of $55,472, depreciation and amortization expense of $30,922, other net non-cash items totaling $2,907, and a net cash inflow from changes in assets and liabilities of $8,941 primarily driven by reductions in inventories.

CTS CORPORATION 27

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $18,514, driven by capital expenditures of $15,731 and contributions to short-term investments of $2,783.

Net cash used in investing activities for the year ended December 31, 2024 was $140,556, driven by $121,912 of acquisition payments for the SyQwest acquisition and capital expenditures of $18,644. See Note 3, "Business Acquisitions," in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Cash Flows from Financing Activities

Net cash used by financing activities for the year ended December 31, 2025, was $98,438. The net cash outflow was the result of debt payments net of borrowings of $34,800, treasury stock purchases of $56,178, dividend payments of $4,750, and taxes paid on behalf of equity award participants of $2,710.

Net cash used by financing activities for the year ended December 31, 2024, was $26,888. The net cash outflow was the result of treasury stock purchases of $42,596, dividend payments of $4,885, and taxes paid on behalf of equity award participants of $3,131 and contingent consideration payments of $1,076, partially offset by borrowings net of payments of $24,800.

Capital Resources

Long-term debt was comprised of the following:

	As of December 31,
	2025	2024
Total credit facility availability	$300,000	$400,000
Balance outstanding	57,500	92,300
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$240,860	$306,060
Weighted-average interest rate	5.48%	6.41%

On November 24, 2025, we entered into a new five-year revolving credit agreement (the “Revolving Credit Facility”) with a group of banks for a total credit facility availability of $300,000 which may be increased by up to $125,000, subject to the administrative agent's approval. The new Revolving Credit Facility matures on November 24, 2030 and modified the financial and non-financial covenants to provide the Company additional flexibility. The new Revolving Credit Facility is unsecured and replaced the prior $400,000 revolving credit facility, which would have expired on December 15, 2026.

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

The Revolving Credit Facility includes a swing line sublimit of $20,000, a letter of credit sublimit of $20,000 and an alternative currency sublimit of $150,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at December 31, 2025.

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit quality, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, we have $75,943 of foreign cash balances and our ability to repatriate these funds timely and in a tax efficient manner may be restricted. See Item 1A. "Risk Factors” for additional discussion of risks that our business faces.

As of December 31, 2025, our material cash requirements for our known contractual and other obligations were as follows:

•
Long-term debt, including interest – Outstanding principal on our Revolving Credit Facility was $57,500 at December 31, 2025, with no amounts payable within 12 months. Additionally, we have minimum contractual future interest payments on our hedged borrowings under our Revolving Credit Facility estimated to be $12,035 through maturity, with approximately $2,721 payable within 12 months based on the December 31, 2025 exchange rate. We may paydown certain portions of these obligations early. As of December 31, 2025, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through December 2026 and a cross-currency swap on $7,500 of our long-term debt through June 2027. See Note 13, “Debt,” and Note 14, “Derivatives,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further details of our debt and hedging activities.

CTS CORPORATION 28

•
Operating lease payments – We enter into various noncancelable lease agreements for land, buildings and equipment used in our operations. Operating lease obligations were $25,294 with $3,453 payable within 12 months. See Note 12, “Leases,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.
•
Retirement obligations – Expected future contributions relating to our defined benefit postretirement plans were $3,178, with $421 payable in 12 months. See Note 7, “Retirement Plans,” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition or changes in our financial condition.

Acquisitions

On July 29, 2024, we acquired 100% of the outstanding membership interests of SyQwest for $121,912 in cash subject to additional earnout payments based on future performance. The acquisition was funded from both cash on hand and borrowings under our previous revolving credit facility.

Critical Accounting Policies and Estimates

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

CTS CORPORATION 29

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

For 2025, we elected to perform the qualitative assessment on two of our reporting units, and the quantitative assessment on our third reporting unit. Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2025. We will monitor future results and will perform a test if indicators trigger an impairment review.

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

CTS CORPORATION 30

Revenue is recognized as performance obligations are satisfied and the customer obtains control of the products. A portion of our contracts allow the customers to unilaterally terminate the contract for convenience, take control of any work in process, and pay us for costs incurred plus a reasonable profit. Revenue from these contracts is generally recognized over time as the work progresses, either as products are produced or services are rendered, because we generally do not have an alternative use for the completed assets produced and we have an enforceable right to payment for performance completed to date.

Significant estimates and assumptions are made in estimating total revenues, costs, and profit for each performance obligation. We generally estimate revenue for these contracts using the costs incurred by the Company as we have determined that this method is the most representative of the Company's cumulative efforts relative to the total expected efforts to satisfy the performance obligations. These estimates require significant judgment and are subject to change during the performance of the contract and may affect contract profitability.

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 17.4% to 20.7% of gross inventory. We believe our reserve level is appropriate considering the quantities and quality of the inventories.

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

CTS CORPORATION 31

Interest Rate Risk

We are exposed to risk of changes in interest rates on our Revolving Credit Facility. There was $57,500 and $92,300 outstanding under our Revolving Credit Facility at December 31, 2025 and 2024, respectively. As of December 31, 2025, we had interest rate swaps that fix interest costs on $50,000 of our long-term debt through December 2026 and a cross-currency interest rate swap on $7,500 of our long-term debt through June 2027. A 100-basis point change in interest rates would not materially impact our total interest expense.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in China, Czech Republic, Denmark, Mexico, and Taiwan. During 2025, net sales from outside the U.S. were approximately 44% of total net sales. During 2024, net sales from outside the U.S. were approximately 42% of total net sales.

The Company’s foreign exchange exposures result primarily from the sale of products in foreign currencies, foreign currency denominated purchases, and employee-related and other costs of running operations in foreign countries. Changes in foreign exchange rates could affect the Company’s sales, costs, balance sheet values and earnings; therefore, we have entered into foreign currency forward contracts with notional values of $17,239 and $45,331 as of December 31, 2025 to hedge our exposure against the Euro and Mexican Peso, respectively.

In addition, we entered into a cross-currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027. Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency-swap interest rate swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency interest rate swap are considered level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market. At December 31, 2025, we had a net unrealized loss of $1,719 in accumulated other comprehensive income (loss).

Commodity Price Risk

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our most significant raw materials and purchased components include conductive inks and contactors, passive connectivity components, integrated circuits and semiconductors, certain rare earth elements ("REEs"), ceramic powders, plastic components, molding compounds, printed circuit boards and assemblies, quartz blanks and crystals, wire harness assemblies, copper, brass, silver, gold, platinum, lead, aluminum, titanium and steel-based raw materials and components.

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

As the Company is exposed to significant changes in these commodity prices, we actively monitor these exposures and may take various actions from time to time to mitigate any negative impacts relating thereto.

CTS CORPORATION 32

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2026 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Over time revenue recognition – estimation of costs at completion

As described in Note 2 to the consolidated financial statements, the Company has certain customer contracts that allow the customers to unilaterally terminate the contract for convenience, take control of any work in process, and pay the Company for costs incurred plus a reasonable profit. Revenue from these contracts is generally recognized over time as the work progresses, either as products are produced or services are rendered, because the Company does not have an alternative use for the completed assets produced, and the Company has an enforceable right to payment for performance completed to date. The accounting for these contracts requires significant management judgment with respect to the estimation of costs at completion for each performance obligation. We have identified the Company’s estimation of costs at completion for its over time revenue contracts as a critical audit matter.

The principal consideration for our determination that the estimation of costs at completion is a critical audit matter is the significant degree of management judgment required to evaluate the estimated labor and material costs for each contract, which are assumptions with a high level of estimation uncertainty and susceptibility to potential management bias.

CTS CORPORATION 33

Our audit procedures related to the critical audit matter included the following, among others. We tested the Company’s assumptions for labor hours and materials to be incurred for a selection of in-process contracts as follows:

•
Inspected a sample of underlying contracts to obtain an understanding of the contractual requirements and deliverables and the nature of the costs necessary to fulfill those contracts;
•
Agreed a sample of actual labor and material costs incurred to supporting documentation, verifying the costs were accurate and classified to the appropriate contracts;
•
Recalculated revenue recognized to date through comparison of actual costs incurred to date as a percentage of the estimated total contract costs at completion, and applied that percentage to the underlying contract price; and
•
Evaluated the Company’s ability to accurately estimate costs at completion through 1) an evaluation of the competence and experience of the key operational executive who is responsible for developing the estimated costs at completion and 2) the selection of completed contracts in order to compare the Company’s initial estimated costs and profit margin to the actual costs and profit margin at the completion of the contracts.

Quantitative goodwill impairment assessment

The Company’s consolidated goodwill balance was $209.6 million as of December 31, 2025. As described in Note 1 and Note 8 to the consolidated financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually. A quantitative impairment assessment was performed as of October 1, 2025 for one of the Company’s three reporting units. The goodwill balance for this reporting unit amounts to $48.8 million. The quantitative impairment assessment involves the comparison of the fair value of a reporting unit to its carrying value. The Company determines the fair value of the reporting unit using a combination of discounted cash flow analysis and a market-based valuation methodology, which requires significant management judgment. We have identified the quantitative goodwill impairment assessment as a critical audit matter.

The principal consideration for our determination that the quantitative goodwill impairment assessment is a critical audit matter is the significant auditor judgment required to evaluate the reporting unit’s forecasted revenues and EBITDA and the Company’s selection of the discount rate.

Our audit procedures related to the critical audit matter included the following, among others:

•
Tested the design and operating effectiveness of the key controls over the Company’s quantitative goodwill impairment assessment, including controls over the development of the significant assumptions such as the forecasted revenues, EBITDA, and the discount rate;
•
Evaluated a selection of the customer contracts to support the reasonableness of the reporting unit’s forecasted revenues that pertain to recurring contracts;
•
Corroborated management’s probability evaluation of future contract awards by inspecting correspondence with third parties, evaluating publicly available information, and reviewing subsequent information to identify evidence consistent with management’s forecasted revenues for the future contract awards;
•
Evaluated the forecasted revenues and EBITDA for the reporting unit by comparing the forecasted growth assumptions to both current and historical results, as well as forecasted industry trends; and
•
Assessed the Company’s discount rate for the reporting unit by comparing it against a discount rate independently developed using publicly available market data for comparable peers and evaluating management’s sensitivity analysis over the selected company specific risk premium.

Specialists were involved in evaluating the valuation methodology and significant assumptions such as the discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Chicago, Illinois

February 24, 2026

CTS CORPORATION 34

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net sales	$541,318	$514,756	$550,422
Cost of goods sold	333,292	327,201	359,563
Gross margin	208,026	187,555	190,859
Selling, general and administrative expenses	98,720	88,285	83,816
Research and development expenses	25,268	23,388	24,918
Restructuring charges	1,396	4,697	7,074
Operating earnings	82,642	71,185	75,051
Other income (expense):
Interest expense	(4,309)	(4,236)	(3,331)
Interest income	2,134	4,282	4,625
Other income (expense), net	3,304	(2,650)	(1,192)
Total other income (expense), net	1,129	(2,604)	102
Earnings before taxes	83,771	68,581	75,153
Income tax expense	18,454	13,109	14,621
Net earnings	$65,317	$55,472	$60,532
Net earnings per share:
Basic	$2.21	$1.82	$1.93
Diluted	$2.19	$1.81	$1.92
Basic weighted-average common shares outstanding	29,508	30,408	31,359
Effect of dilutive securities	298	309	220
Diluted weighted-average common shares outstanding	29,806	30,717	31,579
Cash dividends declared per share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 35

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net earnings	$65,317	$55,472	$60,532
Other comprehensive earnings (loss) :
Changes in fair market value of derivatives, net of tax	5,525	(3,836)	(505)
Changes in unrealized pension cost, net of tax	69	575	120
Cumulative translation adjustment, net of tax	12,420	(5,269)	5,320
Other comprehensive earnings (loss)	$18,014	$(8,530)	$4,935
Comprehensive earnings	$83,331	$46,942	$65,467

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 36

CTS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$82,295	$94,334
Accounts receivable, net of allowances of $910 and $730, respectively	88,096	77,649
Inventories, net	52,854	52,312
Other current assets	29,461	17,879
Total current assets	252,706	242,174
Property, plant and equipment, net	89,741	94,357
Operating lease assets, net	22,542	22,939
Other assets
Goodwill	209,611	201,304
Other intangible assets, net	153,562	163,882
Deferred income taxes	25,110	27,591
Other assets	11,039	13,180
Total other assets	399,322	405,957
Total Assets	$764,311	$765,427
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$48,220	$42,629
Operating lease obligations	3,453	4,719
Accrued payroll and benefits	20,732	15,754
Accrued expenses and other liabilities	37,283	35,361
Total current liabilities	109,688	98,463
Long-term debt	57,500	92,300
Long-term operating lease obligations	21,841	21,120
Long-term pension obligations	3,698	3,931
Deferred income taxes	12,800	12,743
Other long-term obligations	6,998	8,662
Total Liabilities	212,525	237,219
Commitments and Contingencies (Note 11)
Shareholders' Equity
Common stock	324,982	321,979
Additional contributed capital	43,303	44,662
Retained earnings	713,467	652,851
Accumulated other comprehensive income (loss)	13,748	(4,266)
Total shareholders' equity before treasury stock	1,095,500	1,015,226
Treasury stock	(543,714)	(487,018)
Total shareholders' equity	551,786	528,208
Total Liabilities and Shareholders' Equity	$764,311	$765,427

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 37

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$65,317	$55,472	$60,532
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,538	30,922	28,710
Non-cash inventory charges	—	2,087	—
Pensions and other post-retirement plan expense	168	302	135
Stock-based compensation	4,889	5,650	5,181
Restructuring non-cash charges	—	—	1,484
Deferred income taxes	(412)	(2,792)	(4,046)
Change in fair value of contingent consideration liability	(3,575)	(1,765)	200
(Gain) loss on foreign currency hedges, net of cash	(320)	(575)	154
Goodwill prior period adjustment	(2,194)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,444)	27	12,590
Inventories	1,378	12,473	2,353
Operating lease assets	397	4,150	(3,723)
Other assets	(2,657)	1,737	767
Accounts payable	4,183	(1,771)	(9,751)
Accrued payroll and benefits	3,388	1,813	(6,518)
Operating lease liabilities	(545)	(4,184)	3,668
Accrued expenses and other liabilities	5,141	(5,077)	(2,815)
Pension and other post-retirement plans	(147)	(227)	(110)
Net cash provided by operating activities	102,105	98,242	88,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,731)	(18,644)	(14,738)
Payments for acquisitions, net of cash acquired	—	(121,912)	(3,359)
Short-term investments	(2,783)	—	—
Net cash used in investing activities	(18,514)	(140,556)	(18,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,138,451)	(890,800)	(774,529)
Proceeds from borrowings of long-term debt	1,103,651	915,600	758,359
Purchase of treasury stock	(56,178)	(42,596)	(40,926)
Dividends paid	(4,750)	(4,885)	(5,040)
Taxes paid on behalf of equity award participants	(2,710)	(3,131)	(3,263)
Contingent consideration payments	—	(1,076)	—
Net cash used in financing activities	(98,438)	(26,888)	(65,399)
Effect of exchange rate on cash and cash equivalents	2,808	(340)	1,651
Net (decrease) increase in cash and cash equivalents	(12,039)	(69,542)	6,966
Cash and cash equivalents at beginning of year	94,334	163,876	156,910
Cash and cash equivalents at end of year	$82,295	$94,334	$163,876
Supplemental cash flow information:
Cash paid for interest	$3,996	$4,230	$3,126
Cash paid for income taxes, net	$16,754	$16,599	$20,235
Non-cash financing and investing activities:
Capital expenditures incurred not paid	$1,726	$2,332	$2,038
Excise taxes on purchase of treasury stock incurred not paid	$517	$382	$359

The accompanying notes are an integral part of the consolidated financial statements.
CTS CORPORATION 38

CTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in thousands, except share and per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at January 1, 2023	$316,803	$46,144	$546,703	$(671)	$(402,755)	$506,224
Net earnings	—	—	60,532	—	—	60,532
Changes in fair market value of derivatives, net of tax	—	—	—	(505)	—	(505)
Changes in unrealized pension cost, net of tax	—	—	—	120	—	120
Cumulative translation adjustment, net of tax	—	—	—	5,320	—	5,320
Cash dividends of $0.16 per share	—	—	(5,003)	—	—	(5,003)
Acquired 970,109 shares of treasury stock	—	—	—	—	(41,285)	(41,285)
Issued shares on vesting of restricted stock units	2,466	(5,729)	—	—	—	(3,263)
Stock compensation	—	4,682	—	—	—	4,682
Balances at December 31, 2023	$319,269	$45,097	$602,232	$4,264	$(444,040)	$526,822
Net earnings	—	—	55,472	—	—	55,472
Changes in fair market value of derivatives, net of tax	—	—	—	(3,836)	—	(3,836)
Changes in unrealized pension cost, net of tax	—	—	—	575	—	575
Cumulative translation adjustment, net of tax	—	—	—	(5,269)	—	(5,269)
Cash dividends of $0.16 per share	—	—	(4,853)	—	—	(4,853)
Acquired 897,939 shares of treasury stock	—	—	—	—	(42,978)	(42,978)
Issued shares on vesting of restricted stock units	2,710	(5,896)	—	—	—	(3,186)
Stock compensation	—	5,461	—	—	—	5,461
Balances at December 31, 2024	$321,979	$44,662	$652,851	$(4,266)	$(487,018)	$528,208
Net earnings	—	—	65,317	—	—	65,317
Changes in fair market value of derivatives, net of tax	—	—	—	5,525	—	5,525
Changes in unrealized pension cost, net of tax	—	—	—	69	—	69
Cumulative translation adjustment, net of tax	—	—	—	12,420	—	12,420
Cash dividends of $0.16 per share	—	—	(4,701)	—	—	(4,701)
Acquired 1,352,313 shares of treasury stock	—	—	—	—	(56,696)	(56,696)
Issued shares on vesting of restricted stock units	3,003	(5,713)	—	—	—	(2,710)
Stock compensation	—	4,354	—	—	—	4,354
Balances at December 31, 2025	$324,982	$43,303	$713,467	$13,748	$(543,714)	$551,786

The accompanying notes are an integral part of the consolidated financial statements.

CTS CORPORATION 39

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

Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2025	2024	2023
Toyota Motor Corporation	11.2%	12.2%	12.5%
Cummins, Inc.	8.4%	11.7%	15.0%

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

CTS CORPORATION 40

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

Based upon our latest assessment, we determined that our goodwill was not impaired as of October 1, 2025.

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

Intangible assets (excluding indefinite-lived intangible assets) consist primarily of technology, customer lists and relationships, patents, and trade names. These assets are recorded at cost and are usually amortized on a straight-line basis over their estimated lives. We assess useful lives based on the period over which the asset is expected to contribute to cash flows.

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

CTS CORPORATION 41

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

We occasionally enter into agreements with our customers whereby we receive a contractual guarantee based on achieving milestones to be reimbursed for the costs we incur in the product development process or to construct molds, dies, and other tools that are used to make many of the products we sell. The costs we incur are included in other current assets on the Consolidated Balance Sheets until reimbursement is received from the customer. Reimbursements received from customers are netted against such costs and included in our Consolidated Statements of Earnings if the amount received is in excess of the costs that we incur. The following is a summary of amounts to be received from customers as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Cost of molds, dies and other tools included in other current assets	$3,514	$3,178

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

We estimate the fair value of our cash, cash equivalents, accounts receivable and accounts payable at cost due to the short-term nature of these instruments. Please refer to Note 13, "Debt," and Note 15, "Accumulated Other Comprehensive Income (Loss) ," for information on the method of determining fair value for our debt and financial derivatives, respectively.

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

CTS CORPORATION 42

Diluted earnings per share is calculated by dividing net earnings by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised, and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to performance share units for which the performance conditions would have been met as of the end of the period and therefore would be considered contingently issuable. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share. If there is a net loss for the period, then basic earnings per share equals diluted earnings per share.

Our antidilutive securities consist of the following:

	Years Ended December 31,
(units)	2025	2024	2023
Antidilutive securities	—	19,844	18,486

Foreign Currencies: The financial statements of the majority of our non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency with all remeasurement adjustments included in the determination of net earnings.

Foreign currency gains / losses recorded in the Consolidated Statements of Earnings includes the following:

	Years Ended December 31,
	2025	2024	2023
Foreign currency gain / (loss)	$1,275	$(1,689)	$(1,982)

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

Immaterial Correction of Prior Period Errors

As reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, the Company identified immaterial prior period errors in the consolidated financial statements related to the acquisition of SyQwest, LLC (“SyQwest”) as well as the foreign currency impact on certain long-term debt payments. The errors related to the SyQwest acquisition were due to errors with the calculation of revenue and cost of goods sold both prior to and subsequent to the acquisition date of July 29, 2024. The Company assessed the materiality of this change on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections were material in the first quarter of 2025, but were not material to any previously presented consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the year ended December 31, 2024 in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

The financial reporting periods affected by this error include the Company’s previously reported audited consolidated financial statements for the fiscal year ended December 31, 2024 and the Company’s previously reported interim unaudited consolidated financial statements for the three and nine months ended September 30, 2024. The Company is presenting the corrected 2024 amounts in this Annual Report on Form 10-K on a year-to-date basis. A summary of the immaterial corrections to the Company’s previously reported audited and unaudited consolidated financial statements follows.

CTS CORPORATION 43

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

CTS CORPORATION 44

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

During the fourth quarter of 2025, the Company identified additional immaterial prior period errors related to the acquisition of SyQwest. The errors related to the calculation of revenue and cost of goods sold that originated prior to the acquisition date of July 29, 2024 and continued through 2025. The Company assessed the materiality of this change on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections are not material to the current or previously presented consolidated financial statements. Accordingly, the Company corrected the immaterial errors during the period ending December 31, 2025 impacting Revenue, Cost of goods sold, Other income (expense) and Goodwill resulting in decreased earnings before taxes of $893. The correction includes a $2,194 adjustment to Goodwill related to errors originating prior to the acquisition date.

Accounting Pronouncements Recently Adopted

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU impacts our income tax disclosures, but has no impact on our results of operations, cash flows, or financial condition. We adopted the guidance in our 2025 annual reporting on a retrospective basis. See Note 19, "Income Taxes," for further information.

CTS CORPORATION 45

Recently issued accounting pronouncements not yet adopted

ASU No. 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses”

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional information about certain expenses in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

NOTE 2 – Revenue Recognition

CTS designs and manufactures sensors, actuators, and electronic components for original equipment manufacturers and the U.S. Government. For each contract with a customer, we determine the transaction price based on the consideration expected to be received by the Company in exchange for performing its obligations under the applicable contract. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices. We usually expect payment from our customers within 30 to 90 days from the shipping date or invoicing date, depending on our terms with the customer. None of our contracts as of December 31, 2025 or 2024 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Approximately 96% of our revenue is derived from contracts for sales of commercial products, which generally contain a single performance obligation. We generally recognize revenue at a point in time on the delivery date based on the shipping terms stipulated in the contract.

We also design, manufacture, and test products for certain customers under contracts that allow the customers to unilaterally terminate the contract for convenience, take control of any work in process, and pay us for costs incurred plus a reasonable profit. Revenue from these contracts is generally recognized over time as the work progresses, either as products are produced or services are rendered, because we generally do not have an alternative use for the completed assets produced and we have an enforceable right to payment for performance completed to date. These contracts may contain a single or multiple performance obligations. The accounting for these contracts involves applying significant judgment with respect to estimating total revenues, costs and profit for each performance obligation. We generally estimate revenue for these contracts using the costs incurred by the Company as we have determined that this method is the most representative of the Company's cumulative efforts relative to the total expected efforts to satisfy the performance obligations. Approximately 4% of the Company's revenue is recognized over time.

CTS CORPORATION 46

At December 31, 2025, we estimated that $8,628 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period for contracts greater than one year. We expect to recognize 6,072 and 2,556 of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue in 2026 and 2027, respectively.

See Note 11, "Commitments and Contingencies" for information about our product warranties.

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of December 31,
	2025	2024	2023
Contract Assets
Unbilled customer receivables included in Other current assets	$6,688	$4,104	$—
Total Contract Assets	$6,688	$4,104	$—

Contract Liabilities
Customer advance payments included in Accrued expenses and other liabilities	$(1,633)	$(910)	$—
Total Contract Liabilities	$(1,633)	$(910)	$—

The Company recognized $478 of revenue that was included in the contract liability balance at December 31, 2024.

Disaggregated Revenue

The following table presents revenues disaggregated by the major end markets we serve:

	Years Ended December 31,
	2025	2024	2023
Transportation	$233,938	$250,374	$301,451
Industrial	140,057	125,396	129,440
Medical	84,569	69,967	68,252
Aerospace & Defense	82,754	69,019	51,279
Total	$541,318	$514,756	$550,422

NOTE 3 - Business Acquisitions

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

CTS CORPORATION 47

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

SyQwest, LLC Acquisition

On July 29, 2024, we acquired 100% of the outstanding membership interests of SyQwest, a leading designer and manufacturer of a broad set of sonar and acoustic sensing solutions primarily for naval applications. The SyQwest acquisition is expected to strengthen our strategy and scale in the defense end market.

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

CTS CORPORATION 48

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

NOTE 4 — Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of December 31,
	2025	2024	2023
Accounts receivable, gross	$89,006	$78,379	$79,500
Less: Allowance for credit losses	(910)	(730)	(931)
Accounts receivable, net	$88,096	$77,649	$78,569

CTS CORPORATION 49

NOTE 5 — Inventories, net

Inventories, net consist of the following:

	As of December 31,
	2025	2024
Finished goods	$11,390	$12,126
Work-in-process	24,404	22,331
Raw materials	30,726	31,818
Less: Inventory reserves	(13,666)	(13,963)
Inventories, net	$52,854	$52,312

NOTE 6 — Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2025	2024
Land and land improvements	$399	$399
Buildings and improvements	73,248	73,011
Machinery and equipment	276,416	265,950
Less: Accumulated depreciation	(260,322)	(245,003)
Property, plant and equipment, net	$89,741	$94,357

Depreciation expense recorded in the Consolidated Statements of Earnings includes the following:

	For the Years Ended
	2025	2024	2023
Depreciation expense	$18,378	$17,574	$17,686

NOTE 7 — Retirement Plans

As of December 31, 2025, we have two active noncontributory defined benefit pension plans ("Pension Plans") covering less than 1% of our active employees. These Pension Plans consist of a U.S. supplemental retirement plan ("SERP") and a Taiwan pension plan. The SERP is comprised entirely of participants who are former employees of the Company.

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

The measurement dates for the Pension Plans for our U.S. and non-U.S. locations and the post-retirement life insurance plan were December 31, 2025 and 2024.

CTS CORPORATION 50

The following table provides a reconciliation of the benefit obligation, plan assets, and the funded status of the pension plans for U.S. and non-U.S. locations at the measurement dates.

	U.S. Pension Plan		Non-U.S. Pension Plan
	2025	2024	2025	2024
Accumulated benefit obligation	$645	$729	$1,123	$1,029
Change in projected benefit obligation:
Projected benefit obligation at January 1	$729	$788	$1,325	$1,422
Service cost	—	—	13	13
Interest cost	35	36	24	21
Benefits paid	(98)	(103)	(84)	(90)
Actuarial (gain) loss	(21)	8	195	50
Foreign exchange impact	—	—	61	(91)
Projected benefit obligation at December 31	$645	$729	$1,534	$1,325
Change in plan assets:
Assets at fair value at January 1	$—	$—	$1,310	$1,199
Actual return on assets	—	—	114	117
Company contributions	98	103	165	161
Benefits paid	(98)	(103)	(84)	(90)
Foreign exchange impact	—	—	61	(77)
Assets at fair value at December 31	$—	$—	$1,566	$1,310
Funded status (plan assets less projected benefit obligations)	$(645)	$(729)	$32	$(15)

The following table provides a reconciliation of the benefit obligation, plan assets, and the funded status of the post-retirement life insurance plan at those measurement dates.

	Post-Retirement Life Insurance Plan
	2025	2024
Accumulated benefit obligation	$3,508	$3,683
Change in projected benefit obligation:
Projected benefit obligation at January 1	$3,683	$4,145
Service cost	1	1
Interest cost	181	190
Benefits paid	(131)	(138)
Actuarial (gain) loss	(226)	(515)
Projected benefit obligation at December 31	$3,508	$3,683
Change in plan assets:
Assets at fair value at January 1	$—	$—
Company contributions	131	138
Benefits paid	(131)	(138)
Other	—	—
Assets at fair value at December 31	$—	$—
Funded status (plan assets less projected benefit obligations)	$(3,508)	$(3,683)

The components of the accrued cost of the domestic and foreign pension plans are classified in the following lines in the Consolidated Balance Sheets at December 31:

	U.S. Pension Plan		Non-U.S. Pension Plan
	2025	2024	2025	2024
Accrued expenses and other liabilities	(89)	(98)	—	—
Long-term pension obligations	(556)	(631)	32	(14)
Net accrued cost	$(645)	$(729)	$32	$(14)

The components of the accrued cost of the post-retirement life insurance plan are classified in the following lines in the Consolidated Balance Sheets at December 31:

CTS CORPORATION 51

	Post-Retirement Life Insurance Plan
	2025	2024
Accrued expenses and other liabilities	$(422)	$(457)
Long-term pension obligations	(3,086)	(3,226)
Total accrued cost	$(3,508)	$(3,683)

We have also recorded the following amounts to accumulated other comprehensive income (loss) for the U.S. and non-U.S. pension plans, net of tax:

	U.S. Pension Plan	Non-U.S. Pension Plan
	Unrecognized Loss	Unrecognized Loss
Balance at January 1, 2024	$217	$1,155
Amortization of retirement benefits, net of tax	(19)	(99)
Net actuarial gain (loss)	(31)	(38)
Foreign exchange impact	—	(75)
Balance at January 1, 2025	$167	$943
Amortization of retirement benefits, net of tax	(19)	(30)
Net actuarial gain (loss)	(1)	—
Foreign exchange impact	—	63
Balance at December 31, 2025	$147	$976

We have recorded the following amounts to accumulated other comprehensive income (loss) for the post-retirement life insurance plan, net of tax:

Unrecognized Gain
Balance at January 1, 2024	$(689)
Amortization of retirement benefits, net of tax	48
Net actuarial gain (loss)	(361)
Balance at January 1, 2025	$(1,002)
Amortization of retirement benefits, net of tax	106
Net actuarial gain (loss)	(187)
Balance at December 31, 2025	$(1,083)

The accumulated actuarial gains and losses included in other comprehensive earnings are amortized in the following manner:

The component of unamortized net gains or losses related to our non-qualified pension plan is amortized based on the future life expectancy of the plan participants (estimated to be approximately nine years at December 31, 2025), because all of the participants in those plans are former employees who are now retired. The component of unamortized net gains or losses related to our post-retirement life insurance plan is amortized based on the future life expectancy of the plan participants (estimated to be approximately six years at December 31, 2025), because substantially all of the participants in those plans are former employees who are now retired.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with accumulated benefit obligation in excess of the fair value of plan assets is shown below:

	As of December 31,
	2025	2024
Projected benefit obligation	$2,179	$2,054
Accumulated benefit obligation	$1,768	$1,758
Fair value of plan assets	$1,566	$1,310

CTS CORPORATION 52

Net pension expense includes the following components:

	Years Ended December 31,			Years Ended December 31,
	U.S. Pension Plans			Non-U.S. Pension Plan
	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$13	$13	$22
Interest cost	35	36	38	24	21	37
Expected return on plan assets(1)	—	—	—	(25)	(20)	(13)
Amortization of unrecognized loss	25	25	22	122	134	172
Net expense	$60	$61	$60	$134	$148	$218
Weighted-average actuarial assumptions(2)
Benefit obligation assumptions:
Discount rate	4.89%	5.40%	4.83%	1.63%	1.75%	1.63%
Rate of compensation increase	N/A	N/A	N/A	4.00%	3.00%	3.00%
Pension income/expense assumptions:
Discount rate	5.40%	4.83%	5.04%	1.75%	1.63%	1.75%
Expected return on plan assets(1)	N/A	N/A	N/A	1.75%	1.63%	1.75%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%	5.00%

(1)
Expected return on plan assets is net of expected investment expenses and certain administrative expenses.
(2)
During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

Net post-retirement expense includes the following components:

	Post-Retirement Life Insurance Plan
	Years Ended December 31,
	2025	2024	2023
Service cost	$1	$1	$1
Interest cost	181	190	192
Amortization of unrecognized gain	(139)	(62)	(336)
Net expense	$43	$129	$(143)
Weighted-average actuarial assumptions(1)
Benefit obligation assumptions:
Discount rate	5.12%	5.51%	4.90%
Rate of compensation increase	N/A	N/A	N/A
Pension income/post-retirement expense assumptions:
Discount rate	5.51%	4.90%	5.11%
Rate of compensation increase	N/A	N/A	N/A
(1)
During the fourth quarter of each year, we review our actuarial assumptions in light of current economic factors to determine if the assumptions need to be adjusted.

The fair value of assets in the non-U.S. pension plan are 100% categorized as cash and cash equivalents, which use Level 1 inputs in the fair value determination.

We expect to make $89 of contributions to the U.S. plans and $168 of contributions to the non-U.S. plan during 2026.

CTS CORPORATION 53

Expected benefit payments under the Pension Plans and the postretirement benefit plan, for the five years subsequent to 2025 (i.e., 2026-2030, inclusive), and in the aggregate for the five years thereafter (i.e., 2031-2035, inclusive) are as follows:

	U.S. Pension Plan	Non-U.S. Pension Plan	Post- Retirement Life Insurance Plan
2026	$89	$65	$421
2027	84	109	390
2028	78	70	363
2029	73	173	339
2030	68	67	318
2031-2035	257	443	1,347
Total	$649	$927	$3,178

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

Expenses related to defined contribution plans include the following:

	Years Ended December 31,
	2025	2024	2023
401(k) and other defined contribution plan expense	$4,040	$3,915	$3,858

NOTE 8 — Goodwill and Other Intangible Assets

Other Intangible Assets

Other intangible assets, net consisted of the following components:

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Amortization Period (in years)
Other intangible assets:
Customer lists / relationships	$216,927	$(86,526)	$130,401	9.6
Technology and other intangibles	62,167	(39,006)	23,161	6.9
Other intangible assets, net	$279,094	$(125,532)	$153,562	9.2
Amortization expense for the year ended December 31, 2025		$16,160

CTS CORPORATION 54

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists / relationships	$210,354	$(72,500)	$137,854
Technology and other intangibles	61,244	(35,216)	$26,028
Other intangible assets, net	$271,598	$(107,716)	$163,882
Amortization expense for the year ended December 31, 2024		$13,348
Amortization expense for the year ended December 31, 2023		$11,024

The changes in the gross carrying amounts of intangible assets were primarily due to foreign exchange impacts.

The estimated amortization expense for the next five years and thereafter is as follows:

Amortization expense
2026	$16,147
2027	16,087
2028	16,052
2029	14,884
2030	14,709
Thereafter	75,683
Total future amortization expense	$153,562

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2023	$157,638
Increase due to acquisitions	46,600
Foreign exchange impact	(2,934)
Goodwill as of December 31, 2024	$201,304
Foreign exchange impact	6,113
Increase due to prior period adjustment	$2,194
Goodwill as of December 31, 2025	209,611

Refer to Note 3, "Business Acquisitions," for further information on the increase in the net carrying amount of goodwill due to acquisitions. Refer to Note 1, "Summary of Significant Accounting Policies," for further information on the prior period adjustment to Goodwill.

We performed our annual impairment test as of October 1, 2025, our measurement date, and concluded that there was no impairment in any of our reporting units. The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for the purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

NOTE 9 — Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Consolidated Statements of Earnings. Total restructuring charges were:

	Years Ended December 31,
	2025	2024	2023
Restructuring charges	$1,396	$4,697	$7,074

CTS CORPORATION 55

During the year ended December 31, 2025, we incurred total restructuring charges of $1,396, comprised of $1,291, $68 and $37 in workforce reduction, building and equipment relocation costs, and asset impairment and other charges, respectively. The remaining restructuring liability associated with these actions was $192 and $659 at December 31, 2025 and December 31, 2024, respectively.

During the first quarter of 2023, we announced the closure of our Juarez manufacturing facility. As a part of this activity, operations from the Juarez plant were consolidated into our expanded Matamoros facility (collectively, the "Matamoros Consolidation"). The

Matamoros Consolidation was substantially complete as of December 31, 2024. As a result, our restructuring charges decreased significantly during the year ended December 31, 2025.

The following table displays the restructuring liability activity for all plans for the year ended December 31, 2025:

Restructuring liability at January 1, 2025	$798
Restructuring charges	1,396
Cost paid	(2,002)
Restructuring liability at December 31, 2025	$192

The total liability of $192 is included in accrued expenses and other liabilities at December 31, 2025.

NOTE 10 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	December 31,
	2025	2024
Accrued product-related costs	$1,789	$1,866
Accrued income taxes	7,175	5,418
Accrued property and other taxes	1,071	1,518
Accrued professional fees	1,454	1,625
Accrued customer-related liabilities	2,602	2,113
Dividends payable	1,151	1,201
Remediation reserves	16,450	12,192
Derivative liabilities	786	334
Other accrued liabilities	4,805	9,094
Total accrued expenses and other liabilities	$37,283	$35,361

NOTE 11 — Commitments and Contingencies

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities in the Consolidated Balance Sheets is composed of the following:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$12,192	$12,044	$11,048
Remediation expense	5,465	1,701	3,502
Remediation payments	(1,213)	(1,554)	(2,497)
Other activity (1)	6	1	(9)
Balance at end of the period	$16,450	$12,192	$12,044

(1) Other activity includes currency translation adjustments not recorded through remediation expense.

CTS CORPORATION 56

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. Subsequently, the Department of Justice (the "DOJ") re-evaluated the EPA's past response costs and interest thereon and adjusted the amount of the costs to $8,288. On October 3, 2025, the Company presented a settlement offer as part of pre-litigation mediation and the mediation is ongoing. There can be no assurance that the matter will settle in mediation. The Company has updated its estimate of potential exposure to be between $6,575 and $7,169. We have determined that no point within this range is more likely than another and, therefore, we have recorded a loss estimate of $6,575 as of December 31, 2025.

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

Components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$6,198	$6,361	$5,762
Short-term lease cost	1,855	935	1,495
Total lease cost	$8,053	$7,296	$7,257

For the years ended December 31, 2025, 2024 and 2023 the Company recorded sublease income of $533, $526 and $532, respectively.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease obligations	$6,309	$6,395	$5,797
Leased assets obtained in exchange for new operating lease obligations	$4,663	$1,053	$7,831

CTS CORPORATION 57

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025	2024
Operating lease obligations	$3,453	$4,719
Long-term operating lease obligations	21,841	21,120
Total lease liabilities	$25,294	$25,839
Weighted-average remaining lease terms (years)	5.91	5.88
Weighted-average discount rate	6.51%	6.54%

Remaining maturity of our existing lease liabilities as of December 31, 2025 was as follows:

Operating Leases(1)
2026	$4,887
2027	4,778
2028	4,753
2029	4,762
2030	3,401
Thereafter	9,309
Total	$31,890
Less: interest	(6,596)
Present value of lease payments	$25,294
(1)
Operating lease payments include $2,751 of payments related to options to extend lease terms that are reasonably expected to be exercised.

NOTE 13 — Debt

Long-term debt was comprised of the following:

	As of December 31,
	2025	2024
Total credit facility availability	$300,000	$400,000
Balance outstanding	57,500	92,300
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$240,860	$306,060
Weighted-average interest rate	5.48%	6.41%

On November 24, 2025, we entered into a new five-year revolving credit agreement (the “Revolving Credit Facility”) with a group of banks for a total credit facility availability of $300,000 which may be increased by up to $125,000, subject to the administrative agent's approval. The new Revolving Credit Facility matures on November 24, 2030 and modified the financial and non-financial covenants to provide the Company additional flexibility. The new Revolving Credit Facility is unsecured and replaced the prior $400,000 revolving credit facility, which would have expired on December 15, 2026.

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

The Revolving Credit Facility includes a swing line sublimit of $20,000, a letter of credit sublimit of $20,000 and an alternative currency sublimit of $150,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at December 31, 2025. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

CTS CORPORATION 58

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense was approximately $198 for the year ended December 31, 2025, $194 in 2024 and $194 in 2023. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Consolidated Statements of Earnings for the year ended December 31, 2025.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At December 31, 2025, we had a net unrealized gain of $5,038 in accumulated other comprehensive income (loss), of which $4,106 is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $62,570 at December 31, 2025.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest to a fixed rate.

As of December 31, 2025, we have agreements to fix interest rates on $50,000 of long-term debt through December 2026. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive earnings (loss). The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $455.

Cross-Currency Swap

The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As part of the strategy to limit foreign exchange exposure, the Company entered into a cross-currency interest rate swap agreement on June 27, 2022 that synthetically swapped $25,000 of variable rate debt to Krone denominated variable rate debt. Upon completion of the Ferroperm acquisition on June 30, 2022, the transaction was designated as a net investment hedge for accounting purposes and will mature on June 30, 2027. Accordingly, any gains or losses on this derivative instrument will be included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. At December 31, 2025, the variable rate debt associated with the cross-currency interest rate swap was $7,500 due to ongoing principle payments. Interest payments received for the cross-currency interest rate swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency interest rate swap are considered Level 2 inputs, which are based upon the Krone to United States Dollar exchange rate market. At December 31, 2025 we had a net unrealized loss of $1,719 in accumulated other comprehensive income (loss).

The location and fair values of derivative instruments designated as hedging instruments in the Consolidated Balance Sheets as of December 31, 2025, are shown in the following table:

CTS CORPORATION 59

	As of December 31,
	2025	2024
Interest rate swaps reported in Other current assets	$455	$792
Interest rate swaps reported in Other assets	$—	$711
Cross-currency swap reported in Other current assets	$—	$324
Cross-currency swap reported in Accrued expenses and other liabilities	$(786)	$—
Foreign currency hedges reported in Other current assets	$4,767	$—
Foreign currency hedges reported in Other current liabilities	$—	$(2,992)

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $5,711 and foreign currency derivative liabilities of $944 at December 31, 2025.

The effect of derivative instruments on the Consolidated Statements of Earnings is as follows:

	Years Ended December 31,
	2025	2024	2023
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(844)	$232	$(130)
Cost of goods sold	140	710	2,795
Total amounts reclassified from AOCI to earnings	(704)	942	2,665
Total derivative (losses) gains on foreign exchange contracts recognized in earnings	$(704)	$942	$2,665
Interest Rate Swaps:
Income recorded in interest expense	$905	$1,430	$1,789
Cross-Currency Swaps:
Income recorded in interest expense	$287	358	515
Total gains on derivatives	$488	$2,730	$4,969

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

CTS CORPORATION 60

The components of accumulated other comprehensive income (loss) for the year ended December 31, 2025 are as follows:

	As of December 31, 2024	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2025
Changes in fair market value of derivatives:
Gross	$(1,730)	$7,422	$(200)	$5,492
Income tax (expense) benefit	397	(1,744)	47	(1,300)
Net	(1,333)	5,678	(153)	4,192
Changes in unrealized pension cost:
Gross	(409)	246	(138)	(301)
Income tax benefit (expense)	300	(58)	19	261
Net	(109)	188	(119)	(40)
Cumulative translation adjustment:
Gross	(2,824)	12,420	—	9,596
Income tax benefit (expense)	—	—	—	—
Net	(2,824)	12,420	—	9,596
Total accumulated other comprehensive income (loss)	$(4,266)	$18,286	$(272)	$13,748

The components of accumulated other comprehensive income (loss) for the year ended December 31, 2024 are as follows:

	As of December 31, 2023	Gain (Loss) Recognized in OCI	(Gain) Loss reclassified from AOCI to earnings	As of December 31, 2024
Changes in fair market value of derivatives:
Gross	$3,256	$(2,615)	$(2,371)	$(1,730)
Income tax (expense) benefit	(749)	601	545	397
Net	2,507	(2,014)	(1,826)	(1,333)
Changes in unrealized pension cost:
Gross	(1,125)	555	161	(409)
Income tax benefit (expense)	442	(126)	(16)	300
Net	(683)	429	145	(109)
Cumulative translation adjustment:
Gross	2,445	(5,269)	—	(2,824)
Income tax benefit (expense)	—	—	—	—
Net	2,445	(5,269)	—	(2,824)
Total accumulated other comprehensive income (loss)	$4,269	$(6,854)	$(1,681)	$(4,266)

NOTE 16 — Shareholders' Equity

Share count and par value data related to shareholders' equity are as follows:

	As of December 31,
	2025	2024
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,628,332	57,543,964
Shares outstanding	28,758,100	30,026,045
Treasury stock
Shares held	28,870,232	27,517,919

CTS CORPORATION 61

In February 2023, our Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50,000 of the Company’s common stock. The repurchase program had no set expiration date and replaced the repurchase program approved by the Board of Directors on May 13, 2021. The purchases under the program were made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program could have been extended, modified, suspended or discontinued at any time.

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

In November 2025, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $100,000 of its common stock. This program replaces the prior share repurchase program that was approved in February 2024. The program has no set expiration date and authorizes repurchases from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), or through privately negotiated transactions, and repurchases will depend on various factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The repurchase program may be extended, modified, suspended or discontinued at any time.

During the year ended December 31, 2025, 1,352,313 shares of common stock were repurchased for approximately $56,859, pursuant to the share repurchase programs described above. As of December 31, 2025 approximately $90,367 was still available for future purchases under the November 2025 program.

As of 2023, we are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022, which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of December 31, 2025, we accrued $517 for repurchases within Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll forward of common shares outstanding is as follows:

	As of December 31,
	2025	2024
Balance at beginning of the year	30,026,045	30,824,248
Repurchases	(1,352,313)	(897,939)
Restricted stock unit issuances	84,368	99,736
Balance at end of period	28,758,100	30,026,045

NOTE 17 — Stock-Based Compensation

At December 31, 2025, we had five stock-based compensation plans: the Non-Employee Directors' Stock Retirement Plan ("Directors' Plan"), the 2004 Omnibus Long-Term Incentive Plan ("2004 Plan"), the 2009 Omnibus Equity and Performance Incentive Plan ("2009 Plan"), the 2014 Performance and Incentive Plan ("2014 Plan"), and the 2018 Equity and Incentive Compensation Plan ("2018 Plan"). Future grants can only be made under the 2018 Plan. The 2018 Plan allows for grants of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, and other stock awards subject to the terms of the 2018 Plan.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Consolidated Statements of Earnings related to stock-based compensation plans:

	Years Ended December 31,
	2025	2024	2023
Service-Based RSUs	$3,120	$3,788	$2,869
Performance-Based RSUs	1,234	1,673	1,813
Cash-settled awards	535	189	499
Total	$4,889	$5,650	$5,181
Income tax benefit	1,149	1,300	1,192
Net	$3,740	$4,350	$3,989

CTS CORPORATION 62

The fair value of all equity awards that vested during the periods ended December 31, 2025, 2024 and 2023 were $7,269, $7,599 and $8,282, respectively. We recorded a tax deduction related to equity awards that vested during the year ended December 31, 2025, in the amount of $1,566.

The following table summarizes the unrecognized compensation expense related to non-vested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized compensation expense at December 31, 2025	Weighted- average period
Service-Based RSUs	$2,796	1.24
Performance-Based RSUs	2,901	1.80
Total	$5,697	1.52

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of December 31, 2025:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available to be granted	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	701,842	35,100	30,000	14,545	4,722
RSUs and cash settled awards vested and released	780,474	—	—	—	—
Awards available to be granted	1,017,684	—	—	—	—

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

A summary of RSU activity for the year ended December 31, 2025 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	322,847	$34.06
Granted	96,208	44.46
Released	(62,764)	40.58
Forfeited	(35,651)	44.10
Outstanding at December 31, 2025	320,640	$34.82	19.33	$13,746
Releasable at December 31, 2025	169,267	$26.42	28.99	$7,256

	Years Ended December 31,
	2025	2024	2023
Weighted-average fair value upon release	$45.97	$45.66	$45.19
Intrinsic value of RSUs released	$2,885	$2,682	$3,316

CTS CORPORATION 63

A summary of non-vested RSU activity for the year ended December 31, 2025 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	160,780	$44.07
Granted	96,208	44.46
Vested	(69,964)	44.43
Forfeited	(35,651)	44.10
Nonvested at December 31, 2025	151,373	$44.21

Performance-Based Restricted Stock Units

We grant performance-based restricted stock units ("PRSUs") to certain executives and key employees. PRSUs are usually awarded in the range from zero percent to 200% of a targeted number of shares. The award rate for the 2023-2025, 2024-2026 and 2025-2027 PRSUs is dependent upon our achievement of targets for sales growth, cash flow, and a relative total shareholder return ("RTSR") modifier. We use a matrix based on the percentile ranking of our stock price performance compared to a peer group of companies over a three-year period to calculate the achievement of the RTSR targets. Other PRSUs are granted from time to time based on other performance criteria. The initial fair value of the PRSUs is equivalent to the trading value of the target amount of our common stock on the grant date. The fair value is subsequently adjusted quarterly based on management's assessment of the Company's performance relative to the target number of shares performance criteria.

A summary of PRSU activity for the year ended December 31, 2025 is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	222,344	$40.15
Granted	106,943	44.72
Added by performance factor	39,581	37.93
Released	(79,162)	37.93
Forfeited	(89,108)	37.32
Outstanding at December 31, 2025	200,598	$44.07	2.50	$8,734,677
Releasable at December 31, 2025	—	$—		$—

The following table summarizes each grant of PRSUs outstanding at December 31, 2025:

Description	Grant Date	Vesting Year	Vesting Dependency	Target Units Outstanding	Maximum Number of Units to be Granted
2023-2025 Performance RSUs	February 9, 2023	2025	60% sales growth, 40% operating cash flow, RTSR modifier	48,573	97,146
2024-2026 Performance RSUs	February 7, 2024	2026	60% sales growth, 40% operating cash flow, RTSR modifier	59,403	118,806
2025-2027 Performance RSUs	Varies	2027	60% sales growth, 40% operating cash flow, RTSR modifier	69,637	139,274
Evolution 2030 Performance RSUs	June 2, 2025	2028	70% sales target, 30% gross margin percentage target	9,204	18,408
Evolution 2030 Performance RSUs	June 2, 2025	2030	70% sales target, 30% gross margin percentage target	13,781	27,562
Total				200,598	401,196

CTS CORPORATION 64

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At December 31, 2025 and 2024, we had 39,661 and 44,127 cash-settled RSUs outstanding, respectively. At December 31, 2025 and 2024, liabilities of $594 and $608, respectively, were included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 18 — Fair Value Measurements

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and the gain (loss) recorded during the year ended December 31, 2025:

	Asset (Liability) Carrying Value at December 31, 2025	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain (Loss) for Year Ended December 31, 2025
Interest rate swap	$455	$—	$455	$—	$905
Foreign currency hedges	$4,767	$—	$4,767	$—	$(704)
Cross-currency swap	$(786)	$—	$(786)	$—	$287
Qualified replacement plan assets	$8,991	$8,991	$—	$—	$422
Contingent consideration	$(3,453)	$—	$—	$(3,453)	$3,575

The table below summarizes the financial assets that were measured at fair value on a recurring basis as of December 31, 2024 and the gain recorded during the year ended December 31, 2024:

	Asset (Liability) Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain for Year Ended December 31, 2024
Interest rate swap	$1,503	$—	$1,503	$—	$1,430
Foreign currency hedges	$(2,992)	$—	$(2,992)	$—	$942
Cross-currency swap	$324	$—	$324	$—	$358
Qualified replacement plan assets	$11,380	$11,380	$—	$—	$644
Contingent consideration	$(7,028)	$—	$—	$(7,028)	$1,765

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

The fair value of our interest rate swaps, and foreign currency hedges were measured using standard valuation models using market-based observable inputs over the contractual terms, including forward yield curves, among others. There is a readily determinable market for these derivative instruments, but that market is not active and therefore they are classified within Level 2 of the fair value hierarchy. The qualified replacement plan ("QRP") assets consist of investment funds maintained for future contributions to the Company’s U.S. 401(k) plan. The investments are Level 1 marketable securities and are recorded in Other Assets on our Consolidated Balance Sheets. Gains and losses from these investments are recorded in other income and expense in the Consolidated Statements of Earnings. Refer to Note 7, "Retirement Plans," for further information on the QRP.

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

A roll-forward of the contingent consideration is as follows:

CTS CORPORATION 65

Contingent
Consideration
Balance at December 31, 2024	$7,028
Change in fair value	(3,575)
Balance at December 31, 2025	$3,453

As of December 31, 2025, $3,453 of contingent consideration was recorded in other long-term obligations in the Consolidated Balance Sheets.

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

NOTE 19 — Income Taxes

Earnings (Loss) before income taxes consist of the following:

	Years Ended December 31,
	2025	2024	2023
U.S.	$(395)	$2,677	$(9,265)
Non-U.S.	84,166	65,904	84,418
Total	$83,771	$68,581	$75,153

Significant components of income tax provision/(benefit) are as follows:

	Years Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$12	$(6)	$(676)
U.S. State	121	109	8
Non-U.S.	16,150	14,097	16,279
Total Current	16,283	14,200	15,611
Deferred:
U.S. Federal	1,343	(865)	(1,444)
U.S. State	(371)	(230)	(31)
Non-U.S.	1,199	4	485
Total Deferred	2,171	(1,091)	(990)
Total provision for income taxes	$18,454	$13,109	$14,621

CTS CORPORATION 66

Total amount of income taxes paid during each period are as follows:

	As of December 31,
	2025	2024	2023
U.S.
Federal	$-	$-	$-
State	(184)	62	99
Total U.S.	(184)	62	99
Non-U.S.
China	9,584	9,734	11,148
Czech Republic	1,185	811	177
Denmark	433	936	153
Mexico	1,324	1,216	1,329
Singapore	1,124	1,835	2,915
Taiwan	2,902	1,734	3,972
All Other	386	271	442
Total Non-U.S.	16,938	16,537	20,136
Total taxes paid:	$16,754	$16,599	$20,235

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
Post-retirement benefits	$845	$889
Inventory reserves	1,345	1,387
Loss carry-forwards	2,007	2,378
Credit carry-forwards	18,088	15,205
Accrued expenses	6,235	4,736
Research and development expenditures	18,086	19,003
Operating lease liabilities	6,266	6,406
Stock compensation	2,375	2,537
Foreign exchange loss	67	69
Derivatives	—	406
Other	482	803
Gross deferred tax assets	55,796	53,819
Depreciation and amortization	24,716	22,191
Statutory inventory adjustments	1,216	834
Qualified replacement plan	2,094	2,618
Operating lease assets	5,849	6,003
Subsidiaries' unremitted earnings	1,726	1,733
Derivatives	1,292	—
Other	—	—
Gross deferred tax liabilities	36,893	33,379
Net deferred tax assets	18,903	20,440
Deferred tax asset valuation allowance	(6,593)	(5,592)
Total net deferred tax assets	$12,310	$14,848

The deferred tax assets and deferred tax liabilities, classified as non-current, are as follows:

	As of December 31,
	2025	2024
Non-current deferred tax assets	$25,110	$27,591
Non-current deferred tax liabilities	$(12,800)	$(12,743)
Total net deferred tax assets	$12,310	$14,848

CTS CORPORATION 67

At each reporting date, we weigh all available positive and negative evidence to assess whether it is more-likely-than-not that the Company's deferred tax assets, including deferred tax assets associated with accumulated loss carry-forwards and tax credits in the various jurisdictions in which it operates, will be realized. As of December 31, 2025 and 2024, we recorded deferred tax assets related to certain U.S. state and non-U.S. income tax loss carry-forwards of $2,007 and $2,378, respectively, and U.S. and non-U.S. tax credits of $18,088 and $15,205, respectively. The deferred tax assets expire in various years primarily between 2026 and 2045.

Generally, we assess if it is more-likely-than-not that our net deferred tax assets will be realized during the available carry-forward periods. As a result, we have determined that valuation allowances of $6,593 and $5,592 should be provided for certain deferred tax assets at December 31, 2025 and 2024, respectively. As of December 31, 2025, the valuation allowances relate to certain U.S. state and non-U.S. loss carry-forwards and certain U.S. state tax credits that management does not anticipate will be utilized.

A valuation allowance for 2025 and 2024 of $158 and $157 was recorded against the U.S. federal foreign tax credit carry-forwards of $3,676 and $2,447, respectively. These credits begin to expire in varying amounts between 2031 and 2035. A valuation allowance for 2025 and 2024 of $947 and $275 was recorded against the U.S. federal research and development tax credits of $10,386 and $9,914, respectively. These credits begin to expire in varying amounts between 2026 and 2045. We assessed the anticipated realization of those tax credits utilizing future taxable income projections. Based on those projections, management believes it is more-likely-than-not that we will realize the benefits of these tax credit carry-forwards.

CTS CORPORATION 68

The following table reconciles taxes at the U.S. federal statutory rate to the effective income tax rate:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
US Federal Statutory Rate	$17,592	21.0%	$14,957	21.0%	$15,782	21.0%
State and local income taxes, net of federal income tax benefit (a)	(189)	(0.2)%	(91)	(0.1)%	(25)	(0.0)%
Foreign Tax Effects
China
Statutory Rate Difference	1,276	1.5%	1,087	1.5%	1,364	1.8%
Withholding Taxes	1,982	2.4%	1,868	2.6%	1,855	2.5%
Other	(552)	(0.7)%	430	0.6%	248	0.3%
Mexico
Statutory Rate Difference	(2,666)	(3.2)%	(4,125)	(5.8)%	(4,038)	(5.4)%
Non-deductible expenses	(316)	(0.4)%	794	1.1%	(397)	(0.5)%
Other	(8)	(0.0)%	3	0.0%	(1)	(0.0)%
Singapore
Statutory Rate Difference	(588)	(0.7)%	(456)	(0.6)%	(600)	(0.8)%
Non-taxable Interest	(655)	(0.8)%	(1,053)	(1.5)%	(445)	(0.6)%
Other	(99)	(0.1)%	2	0.0%	39	0.1%
Taiwan
Statutory Rate Difference	(75)	(0.1)%	(83)	(0.1)%	(67)	(0.1)%
Withholding Taxes	1,004	1.2%	881	1.2%	816	1.1%
Other	(92)	(0.1)%	142	0.2%	37	0.0%
Other Foreign Jurisdiction	464	0.6%	551	0.8%	225	0.3%
Effects of Cross- Border Tax Laws
SubPart F	351	0.4%	289	0.4%	(50)	(0.1)%
Global Intangible Low-Taxed Income (GILTI)	1,169	1.4%	(449)	(0.6)%	2,855	3.8%
Foreign-Derived Intangible Income (FDII)	25	0.0%	(26)	(0.0)%	—	—
Withholding Taxes	(1,378)	(1.6)%	(1,288)	(1.8)%	(1,375)	(1.8)%
Other	—	—	19	0.0%	(24)	(0.0)%
Effects of Changes in Tax Laws and Rates	979	1.2%	—	—	(780)	(1.0)%
Tax Credits
Research & Experimental Credits	(353)	(0.4)%	(473)	(0.7)%	(1,256)	(1.7)%
Changes in valuation allowances	366	0.4%	(189)	(0.3)%	449	0.6%
Non-deductible or Non-Taxable items
Stock compensation	(306)	(0.4)%	(358)	(0.5)%	(549)	(0.7)%
Executive compensation	924	1.1%	856	1.2%	769	1.0%
Contingent liabilities	(149)	(0.2)%	(415)	(0.6)%	—	—
Other	192	0.2%	333	0.5%	(1)	(0.0)%
Change in unrecognized tax benefits	(119)	(0.1)%	(79)	(0.1)%	(230)	(0.3)%
Other	(325)	(0.4)%	(18)	(0.0)%	20	0.0%
Total	18,454	22.0%	13,109	18.4%	14,621	19.5%

(a) State Taxes in California, Indiana, Massachusetts, New Mexico, and Rhode Island made up the majority (greater than 50 percent) of the tax effect in this category

Under current U.S. tax regulations, in general, repatriation of foreign earnings to the U.S. can be completed with no incremental U.S. tax. However, there are limited other taxes that continue to apply such as foreign withholding and certain state taxes. The Company records a deferred tax liability for the estimated foreign earnings and state tax cost associated with the undistributed foreign earnings that are not permanently reinvested.

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any Global Intangible Low-Taxed Income inclusions as an expense in the period the tax was incurred.

CTS CORPORATION 69

We recognize the financial statement benefit of a tax position when it is more-likely-than-not, based on its technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2025, we have approximately $1,951 of unrecognized tax benefits, which if recognized, would impact the effective tax rate. We anticipate reducing our unrecognized tax benefits by approximately $468 in the next 12 months.

The One Big Beautiful Bill Act (the "OBBBA") was signed into law on July 4, 2025. The OBBBA contains significant tax law changes with various effective dates after its enactment date and made permanent the expiring tax provisions of the 2017 Tax Cuts and Jobs Act. The OBBBA also includes changes to the taxation of foreign derived intangible income, global intangible low-taxed income, interest expense, and research & developmental expenses. The impacts of these changes are reflected in the tax expense for 2025, resulting in a provisional non-cash charge of approximately $979.

A reconciliation of the beginning and ending unrecognized tax benefits is provided below:

	As of December 31,
	2025	2024
Balance at January 1	$1,951	$1,943
Increase related to current year tax positions	83	86
Increase (Decrease) related to prior year tax positions	—	25
Decrease related to lapse in statute of limitation	(119)	(103)
Balance at December 31	$1,915	$1,951

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, $39 and $39, respectively, of interest and penalties were accrued.

We are subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. Our U.S. income tax returns are primarily subject to examination from 2021 through 2024; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carry-forwards and tax credit carry-forwards are utilized. The open years for the non-U.S. tax returns range from 2014 through 2024 based on local statutes.

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

NOTE 21 — Geographic Data

Financial information relating to our operations by geographic area were as follows:

	Years Ended December 31,
Net Sales	2025	2024	2023
United States	$304,743	$298,135	$302,530
China	87,044	89,357	108,683
Czech Republic	43,475	41,265	42,068
Denmark	41,431	29,661	29,208
Taiwan	22,392	22,186	22,619
Singapore	26,494	21,137	29,912
Other non-U.S.	15,739	13,015	15,402
Consolidated net sales	$541,318	$514,756	$550,422

CTS CORPORATION 70

Sales are attributed to countries based upon the origin of the sale.

	Years Ended December 31,
Long-Lived Tangible Assets	2025	2024
United States	$30,659	$33,283
China	21,801	23,752
Mexico	19,052	19,373
Czech Republic	9,585	8,674
Taiwan	4,685	5,530
Other non-U.S	3,959	3,745
Consolidated long-lived assets	$89,741	$94,357

CTS CORPORATION 71

CTS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Write-offs / Recoveries	Balance at End of Period
Year ended December 31, 2025 Allowance for credit losses	$730	$262	$—	$(82)	$910
Year ended December 31, 2024 Allowance for credit losses	$931	$91	$—	$(292)	$730
Year ended December 31, 2023 Allowance for credit losses	$1,236	$125	$—	$(430)	$931

CTS CORPORATION 72

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).

Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CTS CORPORATION 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CTS Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTS Corporation (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 24, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 24, 2026

CTS CORPORATION 74

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Please see Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference herein. Information with respect to our directors and our corporate governance policies and practices, including our insider trading policy, may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of CTS common stock that could be issued under all of our equity compensation plans as of December 31, 2025:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted- Average Excercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(3)
Equity compensation plans approved by security holders	781,487	$36.48	1,017,684
Equity compensation plans not approved by security holders(1)	4,722	—	—
Total	786,209		1,017,684

(1)
In 1990, we adopted the Stock Retirement Plan for Non-Employee Directors. Prior to December 1, 2004, we annually credited an account for each non-employee director with 800 CTS common stock units. We also annually credited each deferred stock account with an additional number of CTS common stock units representing the amount of dividends which would have been paid on an equivalent number of shares of CTS common stock for each quarter during the preceding calendar year. As of December 1, 2004, this plan was amended to preclude crediting any additional CTS common stock units under the plan. Upon retirement, a participating non-employee director is entitled to receive one share of CTS common stock for each CTS common stock unit in his deferred stock account. On December 31, 2025, the deferred stock accounts contained a total of 4,722 CTS common stock units.
(2)
Based on achievement of the maximum targets for performance-based equity grants. As a result, this aggregate reported number may overstate actual dilution. The weighted-average exercise price disclosed in column (b) does not take either the deferred stock account holdings or these performance-based equity grants into account.

CTS CORPORATION 75

(3)
All of these shares may be issued with respect to award vehicles other than just stock options or stock appreciation rights or other rights to acquire shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to the aggregate fees billed to us by our principal accountant, Grant Thornton LLP (PCAOB ID No. 248), may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

CTS CORPORATION 76

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

(10)(h)

Credit Agreement by and among CTS Corporation, and its subsidiary CTS Denmark Holding A/S, the Lenders from time to time parties thereto, and Wells Fargo Bank N.A, as L/C Issuer Swing Line Lender and Administrative Agent dated November 24, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 24, 2025).

(10)(i)	CTS Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on February 18, 2015)

(10)(j)	CTS Corporation 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on May 22, 2018).

CTS CORPORATION 77

(10)(k)

Form Restricted Stock Unit Agreement (service-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, (incorporated by reference to Exhibit 10(a) to Form 10-Q filed with the SEC on April 27, 2023).

(10)(l)

Form Restricted Stock Unit Agreement (performance-based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan, (incorporated by reference to Exhibit 10(e) to Form 10-Q filed with the SEC on April 27, 2023).

(19)	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025).

(21)	Subsidiaries

(23)	Consent of Grant Thornton LLP.

(31)(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025).

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

* Management contract or compensatory plan or arrangement.

** Certain exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

Item 16. Form 10-K Summary
None.

CTS CORPORATION 78

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTS Corporation
Date: February 24, 2026	By:	/s/ Ashish Agrawal
Ashish Agrawal Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2026	By:	/s/ Kieran O'Sullivan
Kieran O'Sullivan Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2026	By:	/s/ Robert A. Profusek
Robert A. Profusek Lead Director

Date: February 24, 2026	By:	/s/ William S. Johnson
William S. Johnson Director

Date: February 24, 2026	By:	/s/ Alfonso G. Zulueta
Alfonso G. Zulueta Director

Date: February 24, 2026	By:	/s/ Donna M. Costello
Donna M. Costello Director

Date: February 24, 2026	By:	/s/ Randy Stone
Randy Stone Director

Date: February 24, 2026	By:	/s/ Amy Dodrill
Amy Dodrill Director

Date: February 24, 2026	By:	/s/ Kimberly Banks MacKay
Kimberly Banks MacKay Director

CTS CORPORATION 79