Form 10-Q
period 2026-03-31
CTS CORP
filed 2026-04-29
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2026: 28,592,910.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Net sales	$139,230	$125,769
Cost of goods sold	84,244	79,220
Gross margin	54,986	46,549
Selling, general and administrative expenses	25,984	23,623
Research and development expenses	6,634	6,190
Restructuring charges	386	451
Operating earnings	21,982	16,285
Other (expense) income:
Interest expense	(708)	(1,167)
Interest income	480	447
Other (expense) income, net	(81)	557
Total other expense, net	(309)	(163)
Earnings before income taxes	21,673	16,122
Income tax expense	4,476	2,755
Net earnings	$17,197	$13,367
Earnings per share:
Basic	$0.60	$0.45
Diluted	$0.59	$0.44
Basic weighted – average common shares outstanding:	28,689	30,013
Effect of dilutive securities	313	313
Diluted weighted – average common shares outstanding:	29,002	30,326
Cash dividends declared per share	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Net earnings	$17,197	$13,367
Other comprehensive (loss) earnings:
Changes in fair market value of derivatives, net of tax	88	876
Changes in unrealized pension cost, net of tax	13	14
Cumulative translation adjustment, net of tax	(1,930)	4,648
Other comprehensive (loss) earnings	$(1,829)	$5,538
Comprehensive earnings	$15,368	$18,905

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$90,851	$82,295
Accounts receivable, net of allowance of $636 and $910, respectively	93,771	88,096
Inventories, net	57,270	52,854
Other current assets	24,123	29,461
Total current assets	266,015	252,706
Property, plant and equipment, net	89,404	89,741
Operating lease assets, net	29,726	22,542
Other Assets
Goodwill	208,665	209,611
Other intangible assets, net	148,627	153,562
Deferred income taxes	24,314	25,110
Other	10,404	11,039
Total other assets	392,010	399,322
Total Assets	$777,155	$764,311
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,328	$48,220
Operating lease obligations	4,098	3,453
Accrued payroll and benefits	14,722	20,732
Accrued expenses and other liabilities	36,261	37,283
Total current liabilities	105,409	109,688
Long-term debt	62,500	57,500
Long-term operating lease obligations	28,363	21,841
Long-term pension obligations	3,684	3,698
Deferred income taxes	12,631	12,800
Other long-term obligations	7,093	6,998
Total Liabilities	219,680	212,525
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock	326,577	324,982
Additional contributed capital	41,791	43,303
Retained earnings	729,518	713,467
Accumulated other comprehensive income	11,919	13,748
Total shareholders’ equity before treasury stock	1,109,805	1,095,500
Treasury stock	(552,330)	(543,714)
Total shareholders’ equity	557,475	551,786
Total Liabilities and Shareholders’ Equity	$777,155	$764,311

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$17,197	$13,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,810	8,494
Pension and other post-retirement plan expense	72	177
Stock-based compensation	2,012	1,647
Deferred income taxes	772	(491)
Change in fair value of contingent consideration liability	53	(162)
Loss on foreign currency hedges, net of cash	31	168
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,968)	(3,040)
Inventories	(4,692)	(1,022)
Operating lease assets	(7,184)	315
Other assets	3,129	73
Accounts payable	2,757	765
Accrued payroll and benefits	(6,126)	(3,352)
Operating lease liabilities	7,167	(340)
Accrued expenses and other liabilities	(735)	(1,041)
Pension and other post-retirement plans	—	(40)
Net cash provided by operating activities	17,295	15,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,997)	(4,465)
Short-term investments	2,888	—
Net cash used in investing activities	(2,109)	(4,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(170,700)	(264,200)
Proceeds from borrowings of long-term debt	175,700	258,600
Purchases of treasury stock	(8,558)	(6,465)
Dividends paid	(1,151)	(1,201)
Taxes paid on behalf of equity award participants	(1,732)	(2,634)
Net cash used in financing activities	(6,441)	(15,900)
Effect of exchange rate changes on cash and cash equivalents	(189)	801
Net increase (decrease) in cash and cash equivalents	8,556	(4,046)
Cash and cash equivalents at beginning of period	82,295	94,334
Cash and cash equivalents at end of period	$90,851	$90,288
Supplemental cash flow information:
Cash paid for interest	$638	$1,060
Cash paid for income taxes, net	$3,158	$2,912
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,169	$1,049
Excise taxes on purchase of treasury stock incurred not paid	$58	$6

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands of dollars, except shares and per share amounts)

The following summarizes the changes in total equity for the three months ended March 31, 2026:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2025	$324,982	$43,303	$713,467	$13,748	$(543,714)	$551,786
Net earnings	—	—	17,197	—	—	17,197
Changes in fair market value of derivatives, net of tax	—	—	—	88	—	88
Changes in unrealized pension cost, net of tax	—	—	—	13	—	13
Cumulative translation adjustment, net of tax	—	—	—	(1,930)	—	(1,930)
Cash dividends of $0.04 per share	—	—	(1,146)	—	—	(1,146)
Acquired 176,909 shares of treasury stock	—	—	—	—	(8,616)	(8,616)
Issued shares on vesting of restricted stock units	1,595	(3,327)	—	—	—	(1,732)
Stock compensation	—	1,815	—	—	—	1,815
Balances at March 31, 2026	$326,577	$41,791	$729,518	$11,919	$(552,330)	$557,475

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands except for share and per share data)

March 31, 2026

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by CTS Corporation (“CTS”, “we”, “our”, “us” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes thereto, and other information included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.

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

During the three months ended March 31, 2026, the Company entered into a new agreement for the purchase of platinum used in the manufacturing process of certain products. The purchased platinum is presented in Property, plant and equipment, net on the Consolidated Balance Sheets. The platinum is not depreciated because it has very low physical loss and is repeatedly reclaimed and reused in our manufacturing process over a very long useful life. The physical loss of platinum in the manufacturing and reclamation process is treated as depletion and these losses are accounted for as a period expense based on actual units lost. Platinum is reviewed for impairment as part of our assessment of long-lived assets. This review considers all our platinum that is either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity. Platinum is only acquired to support our operations and is not held for trading purposes.

There have been no other material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Accounting pronouncements recently adopted

ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows for a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected the practical expedient for the calculation of current expected credit losses. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 2 – Revenue Recognition

CTS designs and manufactures sensors, actuators, and electronic components for original equipment manufacturers and the U.S. Government. For our customer contracts, we determine the transaction price based on the consideration expected to be received by the Company in exchange for performing its obligations under the applicable contract. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices. We usually expect payment from our customers within 30 to 90 days from the shipping date or invoicing date, depending on our terms with the customer. None of our contracts as of March 31, 2026 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Approximately 97% of our revenue is derived from contracts for sales of commercial products, which generally contain a single performance obligation. We generally recognize revenue at a point in time on the delivery date based on the shipping terms stipulated in the contract.

We also design, manufacture, and test products for certain customers under contracts that allow the customers to unilaterally terminate the contract for convenience, take control of any work in process, and pay us for costs incurred plus a reasonable profit. Revenue from these contracts is generally recognized over time as the work progresses, either as products are produced or services are rendered, because we generally do not have an alternative use for the completed assets produced and we have an enforceable right to payment for performance completed to date. These contracts may contain a single or multiple performance obligations. The accounting for these contracts involves applying significant judgment with respect to estimating total revenues, costs and profit for each performance obligation. We generally estimate revenue for these contracts using the costs incurred by the Company as we have determined that this method is the most representative of the Company's cumulative efforts relative to the total expected efforts to satisfy the performance obligations. Approximately 3% of the Company’s revenue is recognized over time.

See Note 9, “Commitments and Contingencies” for information about our product warranties.

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	March 31,	December 31,	December 31,
	2026	2025	2024
Contract Assets
Unbilled customer receivables included in Other current assets	$5,388	$6,688	$4,104
Total Contract Assets	$5,388	$6,688	$4,104

Contract Liabilities
Customer advance payments included in Accrued expenses and other liabilities	$(1,041)	$(1,633)	$(910)
Total Contract Liabilities	$(1,041)	$(1,633)	$(910)

The revenue recognized during the three months ended March 31, 2026 and 2025 that was included in contract liabilities at the beginning of the period amounted to $591 and $60, respectively.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended
	March 31, 2026	March 31, 2025
Transportation	$60,158	$58,489
Industrial	37,139	32,448
Medical	24,517	19,131
Aerospace & Defense	17,416	15,701
Total	$139,230	$125,769

NOTE 3 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	March 31,	December 31,
	2026	2025
Accounts receivable, gross	$94,407	$89,006
Less: Allowance for credit losses	(636)	(910)
Accounts receivable, net	$93,771	$88,096

	As of
	March 31,	December 31,
	2025	2024
Accounts receivable, gross	$82,235	$78,379
Less: Allowance for credit losses	(795)	(730)
Accounts receivable, net	$81,440	$77,649

NOTE 4 – Inventories, net

Inventories, net consists of the following:

	As of
	March 31,	December 31,
	2026	2025
Finished goods	$10,705	$11,390
Work-in-process	25,664	24,404
Raw materials	33,968	30,726
Less: Inventory reserves	(13,067)	(13,666)
Inventories, net	$57,270	$52,854

NOTE 5 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	March 31,	December 31,
	2026	2025
Land and land improvements	$399	$399
Buildings and improvements	73,746	73,248
Machinery and equipment(1)	280,028	276,416
Less: Accumulated depreciation	(264,769)	(260,322)
Property, plant and equipment, net	$89,404	$89,741
(1)
Includes $2,646 of platinum which is depleted based on actual usage. See Note 1, “Basis of Presentation,” for further discussion.

Depreciation expense for the three months ended March 31, 2026 and March 31, 2025 was $4,772 and $4,463, respectively.

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2025	$209,611
Foreign exchange impact	(946)
Goodwill as of March 31, 2026	$208,665

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$215,804	$(89,439)	$126,365
Technology and other intangibles	62,025	(39,763)	22,262
Other intangible assets, net	$277,829	$(129,202)	$148,627

	As of
	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$216,927	$(86,526)	$130,401
Technology and other intangibles	62,167	(39,006)	23,161
Other intangible assets, net	$279,094	$(125,532)	$153,562

Amortization expense for the three months ended March 31, 2026 and March 31, 2025 was $4,038 and $4,031, respectively. The changes in the gross carrying amounts of intangible assets are due to foreign exchange impacts in the quarter.

Remaining amortization expense for other intangible assets as of March 31, 2026 is as follows:

Amortization expense
Remaining 2026	$12,043
2027	15,998
2028	15,963
2029	14,795
2030	14,621
Thereafter	75,207
Total amortization expense	$148,627

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Restructuring charges	$386	$451

During the quarter ended March 31, 2026, we incurred total restructuring charges of $386 related to workforce reduction costs. The workforce reduction charges incurred are for restructuring activities related to efficiency improvements.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for the three months ended March 31, 2026:

Restructuring liability at December 31, 2025	$192
Restructuring charges	386
Costs paid	(260)
Restructuring liability at March 31, 2026	$318

NOTE 8 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	March 31,	December 31,
	2026	2025
Accrued product-related costs	$2,041	$1,789
Accrued income taxes	7,830	7,175
Accrued property and other taxes	1,354	1,071
Accrued professional fees	1,227	1,454
Accrued customer-related liabilities	1,769	2,602
Dividends payable	1,146	1,151
Remediation reserves	16,441	16,450
Derivative liabilities	647	786
Other accrued liabilities	3,806	4,805
Total accrued expenses and other liabilities	$36,261	$37,283

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	March 31,	December 31,
	2026	2025
Balance at beginning of period	$16,450	$12,192
Remediation expense	248	5,465
Net remediation payments	(257)	(1,213)
Other activity(1)	-	6
Balance at end of the period	$16,441	$16,450

(1)
Other activity includes currency translation adjustments not recorded through remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. Subsequently, the Department of Justice (the "DOJ") re-evaluated the EPA's past response costs and interest thereon and adjusted the amount of the costs to $8,288. On October 3, 2025, the Company presented a settlement offer as part of pre-litigation mediation and on March 16, 2026, the Company, the other potentially responsible parties, and the EPA agreed in principle on a settlement agreement in the amount of $7,610 (plus additional interest accrued on the unpaid principal from the settlement date) subject to final approval by the EPA, including a notice and comment period. The Company has updated the estimate of its portion of the settlement agreement to be $6,668, which has been recorded as of March 31, 2026. As of December 31, 2025, the liability recorded for the Asheville Site was $6,575.

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

NOTE 10 – Debt

Long-term debt is comprised of the following:

	As of
	March 31,	December 31,
	2026	2025
Total credit facility	$300,000	$300,000
Balance outstanding	62,500	57,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$235,860	$240,860
Weighted-average interest rate	4.75%	5.48%

On November 24, 2025, we entered into a five-year revolving credit agreement (the “Revolving Credit Facility”) with a group of banks for a total credit facility availability of $300,000, which may be increased by at least $125,000 pursuant to the Revolving Credit Facility subject to administrative agent's approval. The Revolving Credit Facility is unsecured and replaced the prior $400,000 revolving credit facility, which would have expired on December 15, 2026. The Revolving Credit Facility matures on November 24, 2030 and modified the financial and non-financial covenants to provide the Company additional flexibility.

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 2.45% to 3.36%. Refer to Note 11, “Derivative Financial Instruments,” for further discussion on the impact of interest rate swaps.

The Revolving Credit Facility includes a swing line sublimit of $20,000 and a letter of credit sublimit of $20,000 and an alternative currency sublimit of $150,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at March 31, 2026. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt. Amortization expense for the three months ended March 31, 2026 and March 31, 2025 were $61 and $48, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

Note 11 – Derivative Financial Instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We selectively use derivative financial instruments including foreign currency forward contracts as well as interest rate and cross-currency swaps to manage our exposure to these risks.

The use of derivative financial instruments exposes the Company to credit risk, which relates to the risk of nonperformance by a counterparty to the derivative contracts. We manage our credit risk by entering into derivative contracts with only highly-rated financial institutions and by using netting agreements.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2026.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At March 31, 2026, we had a net unrealized gain of $4,821 in accumulated other comprehensive income (loss), $4,357 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $63,224 at March 31, 2026.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of March 31, 2026, we have agreements to fix interest rates on $50,000 of long-term debt until December 2030. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and, consequently, the changes in fair value are recorded in other comprehensive (loss) income. The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $471.

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

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive (loss) income until the net investment is sold, diluted or liquidated. As of March 31, 2026, we had a net unrealized loss of $1,583 in accumulated other comprehensive income (loss). Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2026, are shown in the following table:

	As of
	March 31,	December 31,
	2026	2025
Interest rate swaps reported in Other current assets	$471	$455
Interest rate swaps reported in Other assets	317	-
Cross-currency swap reported in Accrued expenses and other liabilities	(647)	(786)
Foreign currency hedges reported in Other current assets	4,515	4,767

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $4,854 and $339 foreign currency derivative liabilities at March 31, 2026.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(267)	$(40)
Cost of goods sold	1,610	(631)
Total net gain (loss) reclassified from AOCI to earnings	1,343	(671)
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$1,343	$(671)
Interest Rate Swaps:
Income recorded in Interest expense	$154	$234
Cross-Currency Swap:
Income recorded in Interest expense	$42	$72
Total net gain (loss) on derivatives	$1,539	$(365)

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction (losses) gains for the three months ended March 31, 2026 and March 31, 2025 were $(80) and $513, respectively. The impact of these changes have been included in other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2026, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2025	in OCI	to Earnings	2026
Changes in fair market value of derivatives:
Gross	$5,492	$1,612	$(1,497)	$5,607
Income tax (expense) benefit	(1,300)	(379)	352	(1,327)
Net	4,192	1,233	(1,145)	4,280
Changes in unrealized pension cost:
Gross	(301)	—	12	(289)
Income tax benefit	261	—	1	262
Net	(40)	—	13	(27)
Cumulative translation adjustment:
Gross	9,596	(1,930)	—	7,666
Income tax benefit (expense)	—	—	—	—
Net	9,596	(1,930)	—	7,666
Total accumulated other comprehensive income (loss)	$13,748	$(697)	$(1,132)	$11,919

The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2025, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	March 31,
	2024	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$(1,730)	$708	$437	$(585)
Income tax benefit (expense)	397	(166)	(103)	128
Net	(1,333)	542	334	(457)
Changes in unrealized pension cost:
Gross	(409)	—	14	(395)
Income tax benefit	300	—	—	300
Net	(109)	—	14	(95)
Cumulative translation adjustment:
Gross	(2,824)	4,648	—	1,824
Income tax benefit (expense)	—	—	—	—
Net	(2,824)	4,648	—	1,824
Total accumulated other comprehensive (loss) income	$(4,266)	$5,190	$348	$1,272

NOTE 13 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	March 31,	December 31,
	2026	2025
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,671,728	57,628,332
Shares outstanding	28,624,587	28,758,100
Treasury stock
Shares held	29,047,141	28,870,232

In November 2025, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $100,000 of its common stock (“2025 Repurchase Program”). This program replaces the prior share repurchase program that was approved in February 2024. The 2025 Repurchase Program has no set expiration date and authorizes repurchases from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), or through privately negotiated transactions, and repurchases will depend on various factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The 2025 Repurchase Program may be extended, modified, suspended or discontinued at any time.

During the three months ended March 31, 2026, 176,909 shares of common stock were repurchased for $8,644 under the 2025 repurchase program. During the three months ended March 31, 2025, 143,541 shares of common stock were repurchased for $6,650. As of March 31, 2026, approximately $81,723 remains available for future purchases.

We are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of March 31, 2026 and December 31, 2025, we had $575 and $517, respectively, recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll-forward of shares of common stock outstanding is as follows:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Balance at the beginning of the year	28,758,100	30,026,045
Repurchases	(176,909)	(143,541)
Restricted share issuances	43,396	76,807
Balance at the end of the period	28,624,587	29,959,311

Certain potentially dilutive restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive for the three months ended March 31, 2026 and March 31, 2025 were 6,793 and 165, respectively.

NOTE 14 – Stock-Based Compensation

At March 31, 2026, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”), the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”), the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”), the 2014 Performance and Incentive Compensation Plan (“2014 Plan”), and the 2018 Equity and Incentive Compensation Plan (“2018 Plan”). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Service-based RSUs	$1,003	$947
Performance-based RSUs	812	485
Cash-settled RSUs	197	215
Total	$2,012	$1,647
Income tax benefit	473	387
Net expense	$1,539	$1,260

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	March 31, 2026	Period (years)
Service-based RSUs	$4,897	1.58
Performance-based RSUs	6,172	2.27
Total	$11,069	1.96

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of March 31, 2026:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	733,657	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	869,782	—	—	—	—
Awards available for grant	896,561	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the three months ended March 31, 2026:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	320,640	$34.82
Granted	56,358	56.60
Vested and released	(50,703)	44.49
Forfeited	(2,002)	41.78
Outstanding at March 31, 2026	324,293	$37.04
Releasable at March 31, 2026	169,267	$26.42

Performance-Based Restricted Stock Units

The following table summarizes the performance-based RSU activity for the three months ended March 31, 2026:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	200,598	$44.07
Granted	69,645	56.80
Attained by performance	5,400	43.80
Released	(24,466)	43.80
Forfeited	(30,204)	43.71
Outstanding at March 31, 2026	220,973	$48.19
Releasable at March 31, 2026	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At March 31, 2026 and December 31, 2025, we had 37,830 and 39,661 Cash-Settled RSUs outstanding, respectively. At March 31, 2026 and December 31, 2025, liabilities of $432 and $594, respectively, were included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 15 – Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2026:

	Asset (Liability) Carrying Value at March 31, 2026	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$788	$—	$788	$—
Foreign currency hedges	$4,515	$—	$4,515	$—
Cross-currency swap	$(647)	$—	$(647)	$—
Qualified replacement plan assets	$8,051	$8,051	$—	$—
Contingent consideration	$(3,506)	$—	$—	$(3,506)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2025:

	Asset (Liability) Carrying Value at December 31, 2025	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$455	$—	$455	$—
Foreign currency hedges	$4,767	$—	$4,767	$—
Cross-currency swap	$(786)	$—	$(786)	$—
Qualified replacement plan assets	$8,991	$8,991	$—	$—
Contingent consideration	$(3,453)	$—	$—	$(3,453)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2025	$3,453
Change in fair value	53
Balance at March 31, 2026	$3,506

As of March 31, 2026, all contingent consideration was recorded in other long-term obligations on our Condensed Consolidated Balance Sheets.

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

NOTE 16 – Income Taxes

The effective tax rates for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Effective tax rate	20.7%	17.1%

The increase in the effective income tax rate is primarily attributed to a change in mix of earnings taxed at higher rates. The first quarter 2025 and 2026 effective income tax rates were lower than the U.S. statutory federal income tax rate primarily due to foreign earnings that are taxed at lower rates and tax benefits recorded upon vesting of RSUs.

NOTE 17 – Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

(in thousands of dollars, except percentages and per share amounts)

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included under Item 1, as well as our Consolidated Financial Statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

There is an increasing proliferation of sensing and motion applications within various markets we serve. In addition, the increasing connectivity of various devices to the internet results in greater demand for communication bandwidth and data storage, increasing the need for our connectivity products. Our success is dependent on the ability to execute our strategy to support these trends. We are subject to a number of challenges including, without limitation, periodic market softness, competition from other suppliers, changes in technology, changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, geopolitical conflicts, availability and cost of rare earth elements, minerals, and metals, as well as the ability to add new customers, launch new products or penetrate new markets. Many of these, and other risks and uncertainties relating to the Company and our business, are discussed in further detail in Item 1A. of our Annual Report on Form 10-K and other filings made with the SEC.

Results of Operations: First Quarter 2026 versus First Quarter 2025

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025	Percent Change	Percentage of Net Sales – 2026	Percentage of Net Sales – 2025
Net sales	$139,230	$125,769	10.7%	100.0%	100.0%
Cost of goods sold	84,244	79,220	6.3	60.5	63.0
Gross margin	54,986	46,549	18.1	39.5	37.0
Selling, general and administrative expenses	25,984	23,623	10.0	18.7	18.8
Research and development expenses	6,634	6,190	7.2	4.8	4.9
Restructuring charges	386	451	(14.4)	0.3	0.4
Total operating expenses	33,004	30,264	9.1	23.7	24.1
Operating earnings	21,982	16,285	35.0	15.8	12.9
Total other income (expense), net	(309)	(163)	89.6	(0.2)	(0.1)
Earnings before income taxes	21,673	16,122	34.4	15.6	12.8
Income tax expense	4,476	2,755	62.5	3.2	2.2
Net earnings	$17,197	$13,367	28.7%	12.4%	10.6%
Earnings per share:
Diluted net earnings per share	$0.59	$0.44

Net sales were $139,230 in the first quarter of 2026, an increase of $13,461 or 10.7% from the first quarter of 2025. Net sales to the diversified end markets increased $11,792 or 17.5% while net sales to transportation markets increased $1,669 or 2.9%. Changes in foreign exchange rates increased net sales by $2,898, net of hedges, due to the U.S. Dollar depreciating compared to the Euro.

Gross margin was $54,986 in the first quarter of 2026, an increase of $8,437 or 18.1% from the first quarter of 2025. The increase in gross margin was driven by improved mix of sales to our diversified end markets as well as efficiency improvements. Changes in foreign exchange rates increased gross margin by $672, net of hedges, due to the U.S. Dollar depreciating compared to the Euro. See Note 11, “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information. As a result, our gross margin percentage increased from 37.0% for the first quarter of 2025 to 39.5% for the first quarter of 2026.

Selling, general and administrative (“SG&A”) expenses were $25,984 or 18.7% of net sales in the first quarter of 2026, versus $23,623 or 18.8% of net sales in the first quarter of 2025. The increase in SG&A expenses is primarily related to an increase in incentive compensation expense.

Research and development (“R&D”) expenses were $6,634 or 4.8% of net sales in the first quarter of 2026 compared to $6,190 or 4.9% of net sales in the first quarter of 2025. Our R&D expenses are in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $386 or 0.3% of net sales in the first quarter of 2026 compared to $451 or 0.4% of net sales in the first quarter of 2025. The restructuring charges in the quarter ended March 31, 2026 were primarily related to efficiency enhancements. See Note 7, “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Interest expense	$(708)	$(1,167)
Interest income	480	447
Other (expense) income, net	(81)	557
Total other expense, net	$(309)	$(163)

Interest expense decreased due to lower borrowings in the first quarter of 2026 compared to the first quarter of 2025.

	Three Months Ended
	March 31,	March 31,
	2026	2025
Effective tax rate	20.7%	17.1%

Our effective income tax rate was 20.7% and 17.1% in the first quarters of 2026 and 2025, respectively. The increase in the effective income tax rate is primarily attributed to a change in mix of earnings taxed at higher rates.

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

Cash and cash equivalents were $90,851 at March 31, 2026, and $82,295 at December 31, 2025, of which $89,576 and $75,943, respectively, were held outside the United States. Total long-term debt was $62,500 as of March 31, 2026 and $57,500 as of December 31, 2025.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $17,295 during the three months ended March 31, 2026. Components of net cash provided by operating activities included net earnings of $17,197, depreciation and amortization expense of $8,810, other net non-cash items of $2,940, and a net cash outflow from changes in assets and liabilities of $11,652.

Net cash provided by operating activities was $15,518 during the three months ended March 31, 2025. Components of net cash provided by operating activities included net earnings of $13,367, depreciation and amortization expense of $8,494, other net non-cash items of $1,339, and a net cash outflow from changes in assets and liabilities of $7,682.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,109 for the three months ended March 31, 2026, driven by capital expenditures of $4,997 partially offset by the maturity of short term investments of $2,888.

Net cash used in investing activities was $4,465 for the three months ended March 31, 2025, driven entirely by capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $6,441. The net cash outflow was the result of treasury stock purchases of $8,558 (net of excise taxes unpaid), dividends paid of $1,151, taxes paid on behalf of equity award participants of $1,732, partially offset by net cash borrowed on long-term debt of $5,000.

Net cash used in financing activities for the three months ended March 31, 2025 was $15,900. The net cash outflow was the result of treasury stock purchases of $6,465 (net of excise taxes unpaid), dividends paid of $1,201, taxes paid on behalf of equity award participants of $2,634, and net cash used in the paydown of long-term debt of $5,600.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	March 31,	December 31,
	2026	2025
Total credit facility	$300,000	$300,000
Balance outstanding	62,500	57,500
Standby letters of credit	1,640	1,640
Amount available, subject to covenant restrictions	$235,860	$240,860

On November 24, 2025, we entered into a five-year revolving credit agreement (the “Revolving Credit Facility”) with a group of banks for a total credit facility availability of $300,000, which may be increased by at least $125,000 pursuant to the Revolving Credit Facility subject to administrative agent's approval. The Revolving Credit Facility is unsecured and replaced the prior $400,000 revolving credit facility, which would have expired on December 15, 2026. The Revolving Credit Facility matures on November 24, 2030 and modified the financial and non-financial covenants to provide the Company additional flexibility.

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment and plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 2.45% to 3.36%.

The Revolving Credit Facility includes a swingline sublimit of $20,000 and a letter of credit sublimit of $20,000 and an alternative currency sublimit of $150,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at March 31, 2026.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 1, “Basis of Presentation” for updates to the Company’s critical accounting policies and estimates during the three months ended March 31, 2026.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Cummins Inc.	10.4%	10.3%
Toyota Motor Corporation	8.5%	11.9%

No other customer accounted for 10% or more of total net sales during these periods.

Forward‑Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions (including, but not limited to, the availability and cost of rare earth elements, minerals and metals); changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, and in respect to the businesses in which CTS operates; unanticipated issues in integrating acquisitions; the funding of contracts by the U.S. Government; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, exchange rates and political and geopolitical risks (including, without limitation, the impact of tariffs on China, Canada and Mexico, and other nations); the potential impact of U.S./China relations and the impact of geopolitical conflicts may have on our business, results of operations and financial condition; write offs of goodwill on our balance sheet; the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’s most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, there have been no material changes in our exposure to market risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CTS have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 9, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no changes to our risk factors from those contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity and Use of Proceeds

On November 7, 2025, the Board of Directors approved a new share repurchase program (“2025 Repurchase Program”) that authorizes the Company to repurchase up to $100 million of its common stock. The 2025 Repurchase Program has no set expiration date and supersedes and replaces the $100 million repurchase program approved by the Board of Directors in February 2024.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
Period	Purchased	Paid per Share	Programs	Plans or Programs
January 1, 2026 - January 31, 2026	75,509	$47.03	75,509	$86,815,562
February 1, 2026 - February 28, 2026	28,500	$55.07	28,500	$85,246,189
March 1, 2026 - March 31, 2026	72,900	$48.33	72,900	$81,722,663
Total	176,909		176,909

Item 5. Other Information

From time to time, our directors and officers may purchase or sell shares of our common stock in the market, including pursuant to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1 Plans”).

Kieran M. O’Sullivan, the Company’s President and Chief Executive Officer entered into a Rule 10b5-1 Plan on March 2, 2026 for the sale of up to 130,000 shares of our common stock. The plan is scheduled to terminate no later than February 25, 2028.

During the quarter ended March 31, 2026, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

10(a)	Form Restricted Stock Unit Agreement (Time-Based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan.

10(b)	Form Restricted Stock Unit Agreement (Performance-Based) under the CTS Corporation 2018 Equity and Incentive Compensation Plan.

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: April 29, 2026