Form 10-Q
period 2026-06-30
CTS CORP
filed 2026-07-28
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 21, 2026: 28,556,195.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net sales	$144,780	$135,309	$284,010	$261,078
Cost of goods sold	84,732	82,878	168,976	162,099
Gross margin	60,048	52,431	115,034	98,979
Selling, general and administrative expenses	28,390	23,077	54,373	46,700
Research and development expenses	4,763	6,326	11,398	12,515
Restructuring charges	94	297	480	749
Operating earnings	26,801	22,731	48,783	39,015
Other (expense) income:
Interest expense	(704)	(1,121)	(1,412)	(2,289)
Interest income	571	622	1,051	1,068
Other (expense) income, net	(430)	750	(511)	1,307
Total other (expense) income, net	(563)	251	(872)	86
Earnings before income taxes	26,238	22,982	47,911	39,101
Income tax expense	7,074	4,455	11,550	7,210
Net earnings	$19,164	$18,527	$36,361	$31,891
Earnings per share:
Basic	$0.67	$0.62	$1.27	$1.07
Diluted	$0.66	$0.62	$1.26	$1.06
Basic weighted – average common shares outstanding:	28,580	29,739	28,634	29,875
Effect of dilutive securities	329	251	317	285
Diluted weighted – average common shares outstanding:	28,909	29,990	28,951	30,160
Cash dividends declared per share	$0.04	$0.04	$0.08	$0.08

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net earnings	$19,164	$18,527	$36,361	$31,891
Other comprehensive (loss) earnings:
Changes in fair market value of derivatives, net of tax	439	2,847	527	3,723
Changes in unrealized pension cost, net of tax	(10)	(123)	3	(109)
Cumulative translation adjustment, net of tax	(1,329)	8,024	(3,259)	12,672
Other comprehensive (loss) earnings	$(900)	$10,748	$(2,729)	$16,286
Comprehensive earnings	$18,264	$29,275	$33,632	$48,177

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$107,536	$82,295
Accounts receivable, net of allowance of $673 and $910, respectively	92,157	88,096
Inventories, net	59,588	52,854
Other current assets	27,099	29,461
Total current assets	286,380	252,706
Property, plant and equipment, net	89,113	89,741
Operating lease assets, net	32,142	22,542
Other Assets
Goodwill	208,064	209,611
Other intangible assets, net	144,069	153,562
Deferred income taxes	21,566	25,110
Other	10,196	11,039
Total other assets	383,895	399,322
Total Assets	$791,530	$764,311
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$49,955	$48,220
Operating lease obligations	4,377	3,453
Accrued payroll and benefits	19,279	20,732
Accrued expenses and other liabilities	36,174	37,283
Total current liabilities	109,785	109,688
Long-term debt	55,000	57,500
Long-term operating lease obligations	30,511	21,841
Long-term pension obligations	3,671	3,698
Deferred income taxes	12,531	12,800
Other long-term obligations	7,217	6,998
Total Liabilities	218,715	212,525
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock	326,815	324,982
Additional contributed capital	43,208	43,303
Retained earnings	747,540	713,467
Accumulated other comprehensive income	11,019	13,748
Total shareholders’ equity before treasury stock	1,128,582	1,095,500
Treasury stock	(555,767)	(543,714)
Total shareholders’ equity	572,815	551,786
Total Liabilities and Shareholders’ Equity	$791,530	$764,311

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$36,361	$31,891
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,589	17,045
Pension and other post-retirement plan expense	12	117
Stock-based compensation	4,016	2,263
Deferred income taxes	3,406	(84)
Change in fair value of contingent consideration liability	108	(1,523)
(Gain) loss on foreign currency hedges, net of cash	(213)	65
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,117)	(5,181)
Inventories	(6,994)	(2,960)
Operating lease assets	(9,600)	1,230
Other assets	1,061	1,404
Accounts payable	2,137	3,017
Accrued payroll and benefits	(1,822)	354
Operating lease liabilities	9,592	(1,282)
Accrued expenses and other liabilities	(774)	(2,402)
Pension and other post-retirement plans	(27)	(84)
Net cash provided by operating activities	50,735	43,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,577)	(7,745)
Short-term investments	2,888	—
Net cash used in investing activities	(6,689)	(7,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(342,200)	(541,700)
Proceeds from borrowings of long-term debt	339,700	537,400
Purchases of treasury stock	(11,967)	(22,995)
Dividends paid	(2,296)	(2,401)
Taxes paid on behalf of equity award participants	(1,941)	(2,655)
Net cash used in financing activities	(18,704)	(32,351)
Effect of exchange rate changes on cash and cash equivalents	(101)	1,332
Net increase in cash and cash equivalents	25,241	5,106
Cash and cash equivalents at beginning of period	82,295	94,334
Cash and cash equivalents at end of period	$107,536	$99,440
Supplemental cash flow information:
Cash paid for interest	$1,288	$2,169
Cash paid for income taxes, net	$7,506	$7,092
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,076	$1,700
Excise taxes on purchase of treasury stock incurred not paid	$88	$127

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands, except shares and per share amounts)

The following summarizes the changes in total equity for the three and six months ended June 30, 2026:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2025	$324,982	$43,303	$713,467	$13,748	$(543,714)	$551,786
Net earnings	—	—	17,197	—	—	17,197
Changes in fair market value of derivatives, net of tax	—	—	—	88	—	88
Changes in unrealized pension cost, net of tax	—	—	—	13	—	13
Cumulative translation adjustment, net of tax	—	—	—	(1,930)	—	(1,930)
Cash dividends of $0.04 per share	—	—	(1,146)	—	—	(1,146)
Acquired 176,909 shares of treasury stock	—	—	—	—	(8,616)	(8,616)
Issued shares on vesting of restricted stock units	1,595	(3,327)	—	—	—	(1,732)
Stock compensation	—	1,815	—	—	—	1,815
Balances at March 31, 2026	$326,577	$41,791	$729,518	$11,919	$(552,330)	$557,475
Net earnings	—	—	19,164	—	—	19,164
Changes in fair market value of derivatives, net of tax	—	—	—	439	—	439
Changes in unrealized pension cost, net of tax	—	—	—	(10)	—	(10)
Cumulative translation adjustment, net of tax	—	—	—	(1,329)	—	(1,329)
Cash dividends of $0.04 per share	—	—	(1,142)	—	—	(1,142)
Acquired 63,530 shares of treasury stock	—	—	—	—	(3,437)	(3,437)
Issued shares on vesting of restricted stock units	238	(448)	—	—	—	(210)
Stock compensation	—	1,865	—	—	—	1,865
Balances at June 30, 2026	$326,815	$43,208	$747,540	$11,019	$(555,767)	$572,815

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands, except shares and per share amounts)

The following summarizes the changes in total equity for the three and six months ended June 30, 2025:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2024	$321,979	$44,662	$652,851	$(4,266)	$(487,018)	$528,208
Net earnings	—	—	13,367	—	—	13,367
Changes in fair market value of derivatives, net of tax	—	—	—	876	—	876
Changes in unrealized pension cost, net of tax	—	—	—	14	—	14
Cumulative translation adjustment, net of tax	—	—	—	4,648	—	4,648
Cash dividends of $0.04 per share	—	—	(1,201)	—	—	(1,201)
Acquired 143,541 shares of treasury stock	—	—	—	—	(6,472)	(6,472)
Issued shares on vesting of restricted stock units	2,656	(5,290)	—	—	—	(2,634)
Stock compensation	—	1,432	—	—	—	1,432
Balances at March 31, 2025	$324,635	$40,804	$665,017	$1,272	$(493,490)	$538,238
Net earnings	—	—	18,527	—	—	18,527
Changes in fair market value of derivatives, net of tax	—	—	—	2,847	—	2,847
Changes in unrealized pension cost, net of tax	—	—	—	(123)	—	(123)
Cumulative translation adjustment, net of tax	—	—	—	8,024	—	8,024
Cash dividends of $0.04 per share	—	—	(1,184)	—	—	(1,184)
Acquired 411,650 shares of treasury stock	—	—	—	—	(16,651)	(16,651)
Issued shares on vesting of restricted stock units	47	(68)	—	—	—	(21)
Stock compensation	—	500	—	—	—	500
Balances at June 30, 2025	$324,682	$41,236	$682,360	$12,020	$(510,141)	$550,157

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(in thousands, except for share and per share data)

June 30, 2026

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

During the six months ended June 30, 2026, the Company entered into new agreements for the purchase of platinum used in the manufacturing process of certain products. The purchased platinum is presented in Property, plant and equipment, net on the Consolidated Balance Sheets. The platinum is not depreciated because it has very low physical loss and is repeatedly reclaimed and reused in our manufacturing process over a very long useful life. The physical loss of platinum in the manufacturing and reclamation process is treated as depletion and these losses are accounted for as a period expense based on actual units lost. Platinum is reviewed for impairment as part of our assessment of long-lived assets. This review considers all our platinum that is either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity. Platinum is only acquired to support our operations and is not held for trading purposes.

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

NOTE 2 – Revenue Recognition

CTS designs and manufactures sensors, actuators, and electronic components for original equipment manufacturers and the U.S. Government. For our customer contracts, we determine the transaction price based on the consideration expected to be received by the Company in exchange for performing its obligations under the applicable contract. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices. We usually expect payment from our customers within 30 to 90 days from the shipping date or invoicing date, depending on our terms with the customer. None of our contracts as of June 30, 2026 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

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

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	June 30,	December 31,	December 31,
	2026	2025	2024
Contract Assets
Unbilled customer receivables included in Other current assets	$5,968	$6,688	$4,104
Total Contract Assets	$5,968	$6,688	$4,104

Contract Liabilities
Customer advance payments included in Accrued expenses and other liabilities	$(1,007)	$(1,633)	$(910)
Total Contract Liabilities	$(1,007)	$(1,633)	$(910)

The revenue recognized during the six months ended June 30, 2026 and 2025 that was in contract liabilities at the beginning of the period amounted to $606 and $100, respectively.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Transportation	$59,251	$60,674	$119,409	$119,163
Industrial	39,508	34,110	76,647	66,558
Medical	27,849	19,177	52,366	38,308
Aerospace & Defense	18,172	21,348	35,588	37,049
Total	$144,780	$135,309	$284,010	$261,078

NOTE 3 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	June 30,	December 31,
	2026	2025
Accounts receivable, gross	$92,830	$89,006
Less: Allowance for credit losses	(673)	(910)
Accounts receivable, net	$92,157	$88,096

	As of
	June 30,	December 31,
	2025	2024
Accounts receivable, gross	$86,558	$78,379
Less: Allowance for credit losses	(980)	(730)
Accounts receivable, net	$85,578	$77,649

NOTE 4 – Inventories, net

Inventories, net consists of the following:

	As of
	June 30,	December 31,
	2026	2025
Finished goods	$11,810	$11,390
Work-in-process	26,692	24,404
Raw materials	34,326	30,726
Less: Inventory reserves	(13,240)	(13,666)
Inventories, net	$59,588	$52,854

NOTE 5 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	June 30,	December 31,
	2026	2025
Land and land improvements	$399	$399
Buildings and improvements	74,402	73,248
Machinery and equipment(1)	283,204	276,416
Less: Accumulated depreciation	(268,892)	(260,322)
Property, plant and equipment, net	$89,113	$89,741

(1) Includes $4,637 of platinum which is depleted based on actual usage. See Note 1, “Basis of Presentation,” for further discussion.

Depreciation expense for the three months ended June 30, 2026 and June 30, 2025 was $4,750 and $4,508, respectively. Depreciation expense for the six months ended June 30, 2026 and June 30, 2025 was $9,522 and $8,970, respectively.

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2025	$209,611
Foreign exchange impact	(1,547)
Goodwill as of June 30, 2026	$208,064

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$215,153	$(92,475)	$122,678
Technology and other intangibles	61,933	(40,542)	21,391
Other intangible assets, net	$277,086	$(133,017)	$144,069

	As of
	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$216,927	$(86,526)	$130,401
Technology and other intangibles	62,167	(39,006)	23,161
Other intangible assets, net	$279,094	$(125,532)	$153,562

Amortization expense for the three months ended June 30, 2026 and June 30, 2025 was $4,029 and $4,044, respectively. Amortization expense for the six months ended June 30, 2026 and June 30, 2025 was $8,067 and $8,075, respectively.

Remaining amortization expense for other intangible assets as of June 30, 2026 is as follows:

Amortization expense
Remaining 2026	$8,003
2027	15,947
2028	15,912
2029	14,744
2030	14,570
Thereafter	74,893
Total amortization expense	$144,069

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	June 30, 2026	June 30, 2025
Restructuring charges	$94	$297

	Six Months Ended
	June 30, 2026	June 30, 2025
Restructuring charges	$480	$749

During the three months ended June 30, 2026, we incurred total restructuring charges of $94, comprised of $74 and $20 in workforce reduction costs and building and equipment relocation costs, respectively. During the six months ended June 30, 2026, we incurred total restructuring charges of $480, comprised of $460 and $20 in workforce reduction and building and equipment relocation costs, respectively. The workforce reduction charges incurred are for restructuring activities used to adjust our business in response to reduced demand across certain locations and products. Restructuring charges incurred in relation to building and equipment relocation costs and other charges are for activities intended to consolidate operations across our site locations. The remaining liability associated with our restructuring actions was $89 and $192 at June 30, 2026 and December 31, 2025, respectively.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for the six months ended June 30, 2026:

Restructuring liability at December 31, 2025	$192
Restructuring charges	480
Costs paid	(583)
Restructuring liability at June 30, 2026	$89

NOTE 8 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	June 30,	December 31,
	2026	2025
Accrued product-related costs	$2,124	$1,789
Accrued income taxes	7,737	7,175
Accrued property and other taxes	1,166	1,071
Accrued professional fees	1,263	1,454
Accrued customer-related liabilities	1,735	2,602
Dividends payable	1,142	1,151
Remediation reserves	16,468	16,450
Derivative liabilities	372	786
Other accrued liabilities	4,167	4,805
Total accrued expenses and other liabilities	$36,174	$37,283

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	June 30,	December 31,
	2026	2025
Balance at beginning of period	$16,450	$12,192
Remediation expense	647	5,465
Net remediation payments	(629)	(1,213)
Other activity(1)	-	6
Balance at end of the period	$16,468	$16,450

(1)
Other activity includes currency translation adjustments not recorded to remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. Subsequently, the Department of Justice (the "DOJ") re-evaluated the EPA's past response costs and interest thereon and adjusted the amount of the costs to $8,288. On October 3, 2025, the Company presented a settlement offer as part of pre-litigation mediation and on March 16, 2026, the Company, the other potentially responsible parties, and the EPA agreed in principle on a settlement agreement in the amount of $7,610 (plus additional interest accrued on the unpaid principal from the settlement date) subject to final approval by the EPA, including a notice and comment period. The Company has updated the estimate of its portion of the settlement agreement to be $6,711, which has been recorded as of June 30, 2026. As of December 31, 2025 the liability recorded for the Asheville Site was $6,575.

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

NOTE 10 - Debt

Long-term debt is comprised of the following:

	As of
	June 30,	December 31,
	2026	2025
Total credit facility	$300,000	$300,000
Balance outstanding	55,000	57,500
Standby letters of credit	1,540	1,640
Amount available, subject to covenant restrictions	$243,460	$240,860
Weighted-average interest rate	4.73%	5.48%

On November 24, 2025, we entered into a five-year revolving credit agreement (the “Revolving Credit Facility”) with a group of banks for a total credit facility availability of $300,000, which may be increased by at least $125,000 pursuant to the Revolving Credit Facility subject to the administrative agent's approval. The Revolving Credit Facility is unsecured and replaced the prior $400,000 revolving credit facility, which would have expired on December 15, 2026. The Revolving Credit Facility matures on November 24, 2030 and modified the financial and non-financial covenants to provide the Company additional flexibility.

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility’s outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 2.45% to 3.36%. Refer to Note 11, “Derivative Financial Instruments,” for further discussion on the impact of interest rate swaps.

The Revolving Credit Facility includes a swing line sublimit of $20,000, letter of credit sublimit of $20,000, and an alternative currency sublimit of $150,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio.

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at June 30, 2026. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for three and six months ended June 30, 2026 was $61 and $123, respectively. Amortization expense for the three and six months ended June 30, 2025 was $48 and $97, respectively. These costs are included in interest expense in our Consolidated Statements of Earnings.

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

The effective portion of derivative gains and losses is recorded in accumulated other comprehensive income (loss) until the hedged transaction affects earnings upon settlement, at which time it is reclassified to cost of goods sold or net sales. If it is probable that an anticipated hedged transaction will not occur by the end of the originally specified time period, we reclassify the gains or losses related to that hedge from accumulated other comprehensive income (loss) to other (expense) income, net.

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2026.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At June 30, 2026, we had a net unrealized gain of $4,959 in accumulated other comprehensive income (loss), $4,415 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $63,972 at June 30, 2026.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of June 30, 2026, we have agreements to fix interest rates on $50,000 of long-term debt until December 2030. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive earnings (loss). The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $500.

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

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive earnings (loss) until the net investment is sold, diluted or liquidated. As of June 30, 2026, we had a net unrealized loss of $1,498 in accumulated other comprehensive income (loss). Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2026, are shown in the following table:

	As of
	June 30,	December 31,
	2026	2025
Interest rate swaps reported in Other current assets	$500	$455
Interest rate swaps reported in Other assets	723	-
Cross-currency swap reported in Accrued expenses and other liabilities	(372)	(786)
Foreign currency hedges reported in Other current assets	4,707	4,767

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $4,710 and foreign currency derivative liabilities of $3 at June 30, 2026.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(148)	$(232)	$(416)	$(272)
Cost of goods sold	1,882	(315)	3,492	(946)
Total net gain (loss) reclassified from AOCI to earnings	1,734	(547)	3,076	(1,218)
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$1,734	$(547)	$3,076	$(1,218)
Interest Rate Swaps:
Income recorded in Interest expense	$151	$236	$305	$471
Cross-Currency Swap:
Income recorded in Interest expense	$41	$6	$84	$78
Total net gain (loss) on derivatives	$1,926	$(305)	$3,465	$(669)

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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction losses for the three and six months ended June 30, 2026 were $(432) and $(512), respectively. Transaction gains for the three and six months ended June 30, 2025 were $770 and $1,304, respectively. The impact of these changes are included in Other (expense) income in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended June 30, 2026, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2026	in OCI	to Earnings	2026
Changes in fair market value of derivatives:
Gross	$5,607	$2,458	$(1,885)	$6,180
Income tax (expense) benefit	(1,327)	(578)	444	(1,461)
Net	4,280	1,880	(1,441)	4,719
Changes in unrealized pension cost:
Gross	(289)	—	(20)	(309)
Income tax benefit	262	—	10	272
Net	(27)	—	(10)	(37)
Cumulative translation adjustment:
Gross	7,666	(1,329)	—	6,337
Income tax benefit (expense)	—	—	—	—
Net	7,666	(1,329)	—	6,337
Total accumulated other comprehensive income (loss)	$11,919	$551	$(1,451)	$11,019

The components of accumulated other comprehensive income (loss) for the three months ended June 30, 2025 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	March 31,	Recognized	from AOCI	June 30,
	2025	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$(585)	$3,410	$311	$3,136
Income tax benefit (expense)	128	(801)	(73)	(746)
Net	(457)	2,609	238	2,390
Changes in unrealized pension cost:
Gross	(395)	—	(128)	(523)
Income tax benefit	300	—	5	305
Net	(95)	—	(123)	(218)
Cumulative translation adjustment:
Gross	1,824	8,024	—	9,848
Income tax benefit (expense)	—	—	—	—
Net	1,824	8,024	—	9,848
Total accumulated other comprehensive income (loss)	$1,272	$10,633	$115	$12,020

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2026 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2025	in OCI	to Earnings	2026
Changes in fair market value of derivatives:
Gross	$5,492	$4,070	$(3,382)	$6,180
Income tax (expense) benefit	(1,300)	(956)	795	(1,461)
Net	4,192	3,114	(2,587)	4,719
Changes in unrealized pension cost:
Gross	(301)	—	(8)	$(309)
Income tax benefit (expense)	261	—	11	272
Net	(40)	—	3	(37)
Cumulative translation adjustment:
Gross	9,596	(3,259)	—	$6,337
Income tax benefit (expense)	—	—	—	—
Net	9,596	(3,259)	—	6,337
Total accumulated other comprehensive income (loss)	$13,748	$(145)	$(2,584)	$11,019

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2025 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	June 30,
	2024	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$(1,730)	$4,118	$748	$3,136
Income tax benefit (expense)	397	(968)	(175)	(746)
Net	(1,333)	3,150	573	2,390
Changes in unrealized pension cost:
Gross	(409)	—	(114)	(523)
Income tax benefit (expense)	300	—	5	305
Net	(109)	—	(109)	(218)
Cumulative translation adjustment:
Gross	(2,824)	12,672	—	9,848
Income tax benefit (expense)	—	—	—	—
Net	(2,824)	12,672	—	9,848
Total accumulated other comprehensive (loss) income	$(4,266)	$15,822	$464	$12,020

NOTE 13 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	June 30,	December 31,
	2026	2025
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,677,689	57,628,332
Shares outstanding	28,567,018	28,758,100
Treasury stock
Shares held	29,110,671	28,870,232

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

During the three and six months ended June 30, 2026, 63,530 and 240,439 shares of common stock were repurchased for $3,457 and $12,101, respectively. During the three and six months ended June 30, 2025, 411,650 and 555,191 shares of common stock were repurchased for $16,694 and $23,345, respectively. As of June 30, 2026, approximately $78,266 remains available for future purchases.

We are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of June 30, 2026 and December 31, 2025, we had $115 and $517, respectively, recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll-forward of common shares outstanding is as follows:

	Six Months Ended
	June 30,	June 30,
	2026	2025
Balance at the beginning of the year	28,758,100	30,026,045
Repurchases	(240,439)	(555,191)
Restricted share issuances	49,357	77,883
Balance at the end of the period	28,567,018	29,548,737

Certain restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive shares for the three and six months ended June 30, 2026 was 72 and 113. The number of outstanding awards that were anti-dilutive for the three and six months ended June 30, 2025 was 3,652 and 908.

NOTE 14 - Stock-Based Compensation

At June 30, 2026, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”); the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”); the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”); the 2014 Performance and Incentive Compensation Plan (“2014 Plan”); and the 2018 Equity and Incentive Compensation Plan (“2018 Plan”). Future grants can only be made under the 2018 Plan.

The 2018 Plan allows for grants of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock awards subject to its terms.

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Service-based RSUs	$1,066	$643	$2,070	$1,591
Performance-based RSUs	799	(143)	1,610	341
Cash-settled RSUs	139	116	336	331
Total	$2,004	$616	$4,016	$2,263
Income tax benefit	471	145	944	532
Net expense	$1,533	$471	$3,072	$1,731

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	June 30, 2026	Period (years)
Service-based RSUs	$4,016	1.47
Performance-based RSUs	5,460	2.08
Total	$9,476	1.82

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of June 30, 2026:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	732,428	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	874,505	—	—	—	—
Awards available for grant	893,067	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the six months ended June 30, 2026:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	320,640	$34.82
Granted	60,116	56.75
Vested and released	(60,407)	44.75
Forfeited	(2,764)	47.50
Outstanding at June 30, 2026	317,585	$37.00
Releasable at June 30, 2026	169,267	$26.42

Performance-Based Restricted Stock Units

The following table summarizes the performance-based RSU activity for the six months ended June 30, 2026:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	200,598	$44.07
Granted	72,620	57.09
Attained by performance	5,400	43.80
Released	(24,466)	43.80
Forfeited	(31,373)	43.59
Outstanding at June 30, 2026	222,779	$48.44
Releasable at June 30, 2026	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At June 30, 2026 and December 31, 2025, we had 36,695 and 39,661 cash-settled RSUs outstanding, respectively. At June 30, 2026 and December 31, 2025 liabilities of $446 and $594, respectively, were included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 15 - Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026:

	Asset (Liability) Carrying Value at June 30, 2026	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,223	$—	$1,223	$—
Foreign currency hedges	$4,707	$—	$4,707	$—
Cross-currency swap	$(372)	$—	$(372)	$—
Qualified replacement plan assets	$7,439	$7,439	$—	$—
Contingent consideration	$(3,561)	$—	$—	$(3,561)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025:

	Asset (Liability) Carrying Value at December 31, 2025	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$455	$—	$455	$—
Foreign currency hedges	$4,767	$—	$4,767	$—
Cross-currency swap	$(786)	$—	$(786)	$—
Qualified replacement plan assets	$8,991	$8,991	$—	$—
Contingent consideration	$(3,453)	$—	$—	$(3,453)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2025	$3,453
Change in fair value	108
Balance at June 30, 2026	$3,561

As of June 30, 2026, $3,561 was recorded in Other long-term obligations on our Condensed Consolidated Balance Sheets.

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

NOTE 16 - Income Taxes

The effective income tax rates for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Effective tax rate	27.0%	19.4%	24.1%	18.4%

Our effective income tax rate was 27.0% and 19.4% in the second quarter of 2026 and 2025, respectively. The increase in the effective income tax rate is primarily attributable to the establishment of valuation allowances against certain tax credits. The second quarter 2026 effective income tax rate was higher than the U.S. statutory federal tax rate for this same reason. The second quarter 2025 effective income tax rate was lower than the U.S. statutory federal tax rate primarily due to foreign earnings that are taxed at lower rates.

Our effective income tax rate was 24.1% and 18.4% in the six months ended June 30, 2026 and 2025, respectively. The increase in the effective income tax rate is primarily attributable to the establishment of valuation allowances against certain tax credits. The effective income tax rate in the first six months of 2026 was higher than the U.S. statutory federal income tax rate for this same reason. The effective income tax rate in the first six months of 2025 was lower than the U.S. statutory federal income tax rate primarily due to foreign earnings that are taxed at lower rates and tax benefits recorded upon the vesting of restricted stock units.

NOTE 17 - Segment Information

The Company designs, manufactures, and sells a broad line of sensors, connectivity components, and actuators across multiple end markets in North America, Asia, and Europe. Our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, analyzes the results of our business through one reportable segment. Our CODM evaluates the operating results and performance through Net earnings, which are reported on the Consolidated Statements of Earnings. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resources, our CODM is regularly provided and reviews expense information at a consolidated level for our Cost of goods sold, Selling, general, and administrative expenses and Research and Development expenses, which are reported on the Consolidated Statements of Earnings. As part of our strategic planning and annual operating plan, a focus is on sales growth, diversification, and profitability. The measure of segment assets is reported on the Consolidated Balance Sheet as Total Assets, but the CODM does not use discrete balance sheet information in assessing performance and allocating resources.

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

We design, manufacture, and sell a broad line of sensors, connectivity components, and actuators primarily to original equipment manufacturers (“OEMs”), tier one suppliers and distributors for the aerospace and defense, industrial, medical, and transportation markets, and the U.S. Government. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products, technologies, and talent within these categories.

We operate manufacturing facilities in North America, Asia, and Europe. Sales and marketing are accomplished through our sales engineers. We also utilize independent manufacturers' representatives and distributors to extend our sales capability.

There is an increasing proliferation of sensing and motion applications within various markets we serve. In addition, the increasing connectivity of various devices to the internet results in greater demand for communication bandwidth and data storage, increasing the need for our connectivity products. Our success is dependent on the ability to execute our strategy to support these trends. We are subject to a number of challenges including, without limitation, periodic market softness, competition from other suppliers, changes in technology, and changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, as well as the ability to add new customers, launch new products or penetrate new markets. Many of these, and other risks and uncertainties relating to the Company and our business, are discussed in further detail in Item 1A. of our Annual Report on Form 10-K and other filings made with the SEC.

Recent Developments

On June 25, 2026 we announced the promotion of Pratik Trivedi to President and Chief Executive Officer, effective July 6, 2026. Mr. Trivedi succeeds Kieran O’Sullivan, who will remain on the Board of Directors (the “Board”) and serve as Executive Chair. Mr. Trivedi became a member of the Board, effective July 6, 2026.

Results of Operations: Second Quarter 2026 versus Second Quarter 2025

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2026 and June 30, 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025	Percent Change	Percentage of Net Sales – 2026	Percentage of Net Sales – 2025
Net sales	$144,780	$135,309	7.0%	100.0%	100.0%
Cost of goods sold	84,732	82,878	2.2	58.5	61.3
Gross margin	60,048	52,431	14.5	41.5	38.7
Selling, general and administrative expenses	28,390	23,077	23.0	19.6	17.1
Research and development expenses	4,763	6,326	(24.7)	3.3	4.7
Restructuring charges	94	297	(68.4)	0.1	0.2
Total operating expenses	33,247	29,700	11.9	23.0	21.9
Operating earnings	26,801	22,731	17.9	18.5	16.8
Total other (expense) income, net	(563)	251	(324.3)	(0.4)	0.2
Earnings before income taxes	26,238	22,982	14.2	18.1	17.0
Income tax expense	7,074	4,455	58.8	4.9	3.3
Net earnings	$19,164	$18,527	3.4%	13.2%	13.7%
Earnings per share:
Diluted net earnings per share	$0.66	$0.62

Net sales were $144,780 in the second quarter of 2026, an increase of $9,471, or 7.0%, from the second quarter of 2025. Net sales to the diversified end markets increased $10,894, or 14.6%. We achieved continued growth in the medical and industrial end markets, while the aerospace and defense end market declined primarily due to the timing of contract awards. Net sales to the transportation end market decreased $1,423 or 2.3%. Changes in foreign exchange rates increased net sales by $1,354, net of hedges.

Gross margin was $60,048 in the second quarter of 2026, an increase of $7,617, or 14.5%, from the second quarter of 2025. Our gross margin percentage increased from 38.7% for the second quarter of 2025 to 41.5% for the second quarter of 2026 due to improved mix of sales by end market, operational improvements and the favorable impact of changes in foreign exchange rates of approximately $961, net of hedges.

Selling, general and administrative (“SG&A”) expenses were $28,390, or 19.6% of net sales, in the second quarter of 2026 versus $23,077, or 17.1% of net sales, in the second quarter of 2025. The increase in SG&A expenses was primarily driven by higher incentive compensation expense in the second quarter of 2026 due to company performance and a reduction to an acquisition earnout liability in the second quarter of 2025.

Research and development (“R&D”) expenses were $4,763, or 3.3% of net sales, in the second quarter of 2026 compared to $6,326, or 4.7% of net sales, in the comparable quarter of 2025. R&D expenses were lower in the second quarter of 2026 due to a $1,634 one-time customer reimbursement.

Restructuring charges were $94 or 0.1% of net sales in the second quarter of 2026 compared to $297 or 0.2% of net sales in the second quarter of 2025. See Note 7 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	June 30,	June 30,
	2026	2025
Interest expense	$(704)	$(1,121)
Interest income	571	622
Other (expense) income, net	(430)	750
Total other (expense) income, net	$(563)	$251

Other (expense) income, net is due to foreign currency losses, primarily related to the Euro. Interest expense decreased due to lower borrowings on our Revolving Credit Facility during the second quarter of 2026.

	Three Months Ended
	June 30,	June 30,
	2026	2025
Effective tax rate	27.0%	19.4%

Our effective income tax rate was 27.0% and 19.4% in the second quarters of 2026 and 2025, respectively. The increase in the effective income tax rate is primarily attributable to the establishment of valuation allowance against certain tax credits.

Results of Operations: Six Months ended June 30, 2026 versus Six Months Ended June 30, 2025

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2026, and June 30, 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025	Percent Change	Percentage of Net Sales – 2026	Percentage of Net Sales – 2025
Net sales	$284,010	$261,078	8.8%	100.0%	100.0%
Cost of goods sold	168,976	162,099	4.2	59.5	62.1
Gross margin	115,034	98,979	16.2	40.5	37.9
Selling, general and administrative expenses	54,373	46,700	16.4	19.1	17.9
Research and development expenses	11,398	12,515	(8.9)	4.0	4.8
Restructuring charges	480	749	(35.9)	0.2	0.3
Total operating expenses	66,251	59,964	10.5	23.3	23.0
Operating earnings	48,783	39,015	25.0	17.2	14.9
Total other (expense) income, net	(872)	86	(1114.0)	(0.3)	—
Earnings before income taxes	47,911	39,101	22.5	16.9	15.0
Income tax expense	11,550	7,210	60.2	4.1	2.9
Net earnings	$36,361	$31,891	14.0%	12.8%	12.2%
Earnings per share:
Diluted net earnings per share	$1.26	$1.06

Net sales were $284,010 in the six months ended June 30, 2026, an increase of $22,932 or 8.8% from the six months ended June 30, 2025. Net sales to the diversified end markets increased $22,686, or 16%. We achieved continued growth in the medical and industrial end markets, while the aerospace and defense end market declined primarily due to the timing of contract awards. Net sales to the transportation end market increased $246, or 0.2%. Changes in foreign exchange rates increased net sales by $4,252, net of hedges.

Gross margin was $115,034 for the six months ended June 30, 2026, an increase of $16,055 or 16.2% from the six months ended June 30, 2025. Our gross margin percentage increased from 37.9% for the six months ended June 30, 2025 to 40.5% for the six months ended June 30, 2026 due to an improved mix of sales by end market, operational improvements, and a favorable impact of changes in foreign exchange rates had a net benefit on our gross margin of approximately $1,632 net of hedges.

SG&A expenses were $54,373 or 19.1% of net sales for the six months ended June 30, 2026 versus $46,700 or 17.9% of net sales for the six months ended June 30, 2025. The increase in SG&A expenses was primarily driven by higher employee incentive expense for the six months ended June 30, 2026 due to company performance and a reduction to an acquisition earnout liability in the six months ended June 30, 2025.

R&D expenses were $11,398 or 4.0% of net sales for the six months ended June 30, 2026 compared to $12,515 or 4.8% of net sales for the six months ended June 30, 2025. R&D expenses were lower in the six months ended June 30, 2026 due to a $1,634 one-time customer reimbursement.

Restructuring charges were $480 or 0.2% of net sales for the six months ended June 30, 2026 compared to $749 or 0.3% of net sales for the six months ended June 30, 2025. The restructuring charges in the six months ended June 30, 2026 were primarily related to efficiency enhancements. See Note 7 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2026	2025
Interest expense	$(1,412)	$(2,289)
Interest income	1,051	1,068
Other (expense) income, net	(511)	1,307
Total other (expense) income, net	$(872)	$86

Other (expense) income, net is due to foreign currency losses, primarily related to the Euro. Interest expense decreased due to lower borrowings on our Revolving Credit Facility during the second quarter of 2026.

	Six Months Ended
	June 30,	June 30,
	2026	2025
Effective tax rate	24.1%	18.4%

Our effective income tax rate was 24.1% and 18.4% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective income tax rate is primarily attributable to the establishment of valuation allowances against certain tax credits.

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

Cash and cash equivalents were $107,536 at June 30, 2026, and $82,295 at December 31, 2025, of which $97,612 and $75,943, respectively, were held outside the United States. Total long-term debt was $55,000 as of June 30, 2026 and $57,500 as of December 31, 2025.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $50,735 during the six months ended June 30, 2026. Components of net cash provided by operating activities included net earnings of $36,361, depreciation and amortization expense of $17,589, other net non-cash items of $7,329, and a net cash outflow from changes in assets and liabilities of $10,544.

Net cash provided by operating activities was $43,870 during the six months ended June 30, 2025. Components of net cash provided by operating activities included net earnings of $31,891, depreciation and amortization expense of $17,045, other net non-cash items of $838, and a net cash outflow from changes in assets and liabilities of $5,094.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $6,689 for capital expenditures of $9,577 partially offset by the maturity of short term investments of $2,888.

Net cash used in investing activities for the six months ended June 30, 2025 was $7,745.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $18,704. The net cash outflow was the result of treasury stock purchases of $11,967, net cash payments of long-term debt of $2,500, dividends paid of $2,296, and taxes paid on behalf of equity award participants of $1,941.

Net cash used in financing activities for the six months ended June 30, 2025 was $32,351. The net cash outflow was the result of treasury stock purchases of $22,995, net cash payments of long-term debt of $4,300, taxes paid on behalf of equity award participants of $2,655, dividends paid of $2,401.

Capital Resources

Revolving Credit Facility

Long‑term debt is comprised of the following:

	As of
	June 30,	December 31,
	2026	2025
Total credit facility	$300,000	$300,000
Balance outstanding	55,000	57,500
Standby letters of credit	1,540	1,640
Amount available, subject to covenant restrictions	$243,460	$240,860

On November 24, 2025, we entered into a five-year revolving credit agreement (the “Revolving Credit Facility”) with a group of banks for a total credit facility availability of $300,000, which may be increased by at least $125,000 pursuant to the Revolving Credit Facility subject to the administrative agent's approval. The Revolving Credit Facility is unsecured and replaced the prior $400,000 revolving credit facility, which would have expired on December 15, 2026. The Revolving Credit Facility matures on November 24, 2030 and modified the financial and non-financial covenants to provide the Company additional flexibility.

Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at a per annum rate equal to the applicable Term SOFR rate (but not less than 0.0%), plus the Term SOFR adjustment, plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. Similarly, borrowings of alternative currencies under the Revolving Credit Facility bear interest equal to a defined risk-free reference rate, plus the applicable risk-free rate adjustment plus an applicable margin, which ranges from 1.00% to 1.75%, based on our net leverage ratio. We use interest rate swaps to convert a portion of our revolving credit facility's outstanding balance from a variable rate of interest to a fixed rate. The contractual rate of these arrangements ranges from 2.45% to 3.36%.

The Revolving Credit Facility includes a swingline sublimit of $20,000, letter of credit sublimit of $20,000, and an alternative currency sublimit of $150,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at June 30, 2026.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During and as of the three and six months ended June 30, 2026, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Toyota Motor Corporation	8.1%	12.0%	8.3%	12.0%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to grow our non-transportation end market exposure at a faster rate.

Forward‑Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions (including, but not limited to, the availability and cost of rare earth elements, minerals and metals); changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, and in respect to the businesses in which CTS operates; unanticipated issues in integrating acquisitions; the funding of contracts by the U.S. Government; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, trade pacts, including the future of the USMCA, exchange rates and political and geopolitical risks (including, without limitation, the impact of tariffs on China, Canada and Mexico, and other nations); the potential impact of U.S./China relations and the impact of geopolitical conflicts may have on our business, results of operations and financial condition; write offs of goodwill on our balance sheet; the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’s most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2025, the Board of Directors approved a new share repurchase program (“2025 Repurchase Program”) that authorizes the Company to repurchase up to $100 million of its common stock. The 2025 Repurchase Program has no set expiration date and supersedes and replaces the $100 million repurchase program approved by the Board of Directors in February 2024.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
Period	Purchased	Paid per Share	Programs	Plans or Programs
April 1, 2026 - April 30, 2026	44,000	$52.51	44,000	$79,412,130
May 1, 2026 - May 31, 2026	19,530	$58.69	19,530	$78,265,872
June 1, 2026 - June 30, 2026	—	$—	—	$78,265,872
Total	63,530		63,530

Item 5. Other Information

From time to time, our directors and officers may purchase or sell shares of our common stock in the market, including pursuant to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1 Plans”).

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: July 28, 2026