Form 10-Q
period 2026-09-30
CTS CORP
filed 2026-10-27
CIK 26058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2026: 28,497,611.

CTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net sales	$149,583	$142,970	$433,593	$404,047
Cost of goods sold	$86,431	87,629	255,407	249,727
Gross margin	$63,152	55,341	178,186	154,320
Selling, general and administrative expenses	$30,812	27,222	85,185	73,922
Research and development expenses	$6,333	6,901	17,730	19,416
Restructuring charges	$468	280	948	1,028
Operating earnings	$25,539	20,938	74,323	59,954
Other income (expense):
Interest expense	$(630)	(1,110)	(2,042)	(3,398)
Interest income	$782	535	1,832	1,603
Other income (expense), net	$12,534	(643)	12,023	665
Total other income (expense), net	$12,686	(1,218)	11,813	(1,130)
Earnings before income taxes	$38,225	19,720	86,136	58,824
Income tax expense	$20,468	6,033	32,018	13,243
Net earnings	$17,757	$13,687	$54,118	$45,581
Earnings per share:
Basic	$0.62	$0.47	$1.89	$1.53
Diluted	$0.61	$0.46	$1.87	$1.52
Basic weighted – average common shares outstanding:	28,547	29,348	28,605	29,698
Effect of dilutive securities	370	279	342	281
Diluted weighted – average common shares outstanding:	28,917	29,627	28,947	29,979
Cash dividends declared per share	$0.04	$0.04	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS ‑ UNAUDITED

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net earnings	$17,757	$13,687	$54,118	$45,581
Other comprehensive (loss) earnings:
Changes in fair market value of derivatives, net of tax	(888)	1,160	(361)	4,883
Changes in unrealized pension cost, net of tax	(3)	45	-	(64)
Cumulative translation adjustment, net of tax	(1,427)	(631)	(4,686)	12,041
Other comprehensive (loss) earnings	$(2,318)	$574	$(5,047)	$16,860
Comprehensive earnings	$15,439	$14,261	$49,071	$62,441

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$143,880	$82,295
Accounts receivable, net of allowance of $584 and $910, respectively	93,007	88,096
Inventories, net	62,355	52,854
Other current assets	29,704	29,461
Total current assets	328,946	252,706
Property, plant and equipment, net	86,637	89,741
Operating lease assets, net	31,016	22,542
Other Assets
Goodwill	207,395	209,611
Other intangible assets, net	139,535	153,562
Deferred income taxes	17,739	25,110
Other	10,826	11,039
Total other assets	375,495	399,322
Total Assets	$822,094	$764,311
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,582	$48,220
Operating lease obligations	4,355	3,453
Accrued payroll and benefits	22,699	20,732
Accrued expenses and other liabilities	49,205	37,283
Total current liabilities	126,841	109,688
Long-term debt	55,000	57,500
Long-term operating lease obligations	29,412	21,841
Long-term pension obligations	3,656	3,698
Deferred income taxes	13,163	12,800
Other long-term obligations	7,298	6,998
Total Liabilities	235,370	212,525
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock	326,888	324,982
Additional contributed capital	46,043	43,303
Retained earnings	764,156	713,467
Accumulated other comprehensive income	8,701	13,748
Total shareholders’ equity before treasury stock	1,145,788	1,095,500
Treasury stock	(559,064)	(543,714)
Total shareholders’ equity	586,724	551,786
Total Liabilities and Shareholders’ Equity	$822,094	$764,311

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ‑ UNAUDITED

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$54,118	$45,581
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,330	25,880
Pension and other post-retirement plan expense	19	143
Stock-based compensation	7,323	3,432
Deferred income taxes	8,213	671
Change in fair value of contingent consideration liability	164	(2,577)
(Gain) loss on foreign currency hedges, net of cash	(262)	204
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,033)	(5,481)
Inventories	(9,898)	(107)
Operating lease assets	(8,474)	(674)
Other assets	(3,294)	(2,574)
Accounts payable	2,789	4,837
Accrued payroll and benefits	1,398	1,826
Operating lease liabilities	8,472	590
Accrued expenses and other liabilities	12,433	1,268
Pension and other post-retirement plans	(41)	(126)
Net cash provided by operating activities	94,257	72,893
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,965)	(12,542)
Short-term investments	2,888	—
Net cash used in investing activities	(9,077)	(12,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(497,200)	(878,100)
Proceeds from borrowings of long-term debt	494,700	876,500
Purchases of treasury stock	(15,230)	(39,546)
Dividends paid	(3,439)	(3,583)
Taxes paid on behalf of equity award participants	(2,008)	(2,675)
Net cash used in financing activities	(23,177)	(47,404)
Effect of exchange rate changes on cash and cash equivalents	(418)	3,015
Net increase in cash and cash equivalents	61,585	15,962
Cash and cash equivalents at beginning of period	82,295	94,334
Cash and cash equivalents at end of period	$143,880	$110,296
Supplemental cash flow information:
Cash paid for interest	$1,877	$3,208
Cash paid for income taxes, net	$12,020	$12,456
Non-cash financing and investing activities:
Capital expenditures incurred but not paid	$1,058	$559
Excise taxes on purchase of treasury stock incurred not paid	$120	$246

See notes to unaudited condensed consolidated financial statements.

CTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

(in thousands, except shares and per share amounts)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2026:

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2025	$324,982	$43,303	$713,467	$13,748	$(543,714)	$551,786
Net earnings	—	—	17,197	—	—	17,197
Changes in fair market value of derivatives, net of tax	—	—	—	88	—	88
Changes in unrealized pension cost, net of tax	—	—	—	13	—	13
Cumulative translation adjustment, net of tax	—	—	—	(1,930)	—	(1,930)
Cash dividends of $0.04 per share	—	—	(1,146)	—	—	(1,146)
Acquired 176,909 shares of treasury stock	—	—	—	—	(8,616)	(8,616)
Issued shares on vesting of restricted stock units	1,595	(3,327)	—	—	—	(1,732)
Stock compensation	—	1,815	—	—	—	1,815
Balances at March 31, 2026	$326,577	$41,791	$729,518	$11,919	$(552,330)	$557,475
Net earnings	—	—	19,164	—	—	19,164
Changes in fair market value of derivatives, net of tax	—	—	—	439	—	439
Changes in unrealized pension cost, net of tax	—	—	—	(10)	—	(10)
Cumulative translation adjustment, net of tax	—	—	—	(1,329)	—	(1,329)
Cash dividends of $0.04 per share	—	—	(1,142)	—	—	(1,142)
Acquired 63,530 shares of treasury stock	—	—	—	—	(3,437)	(3,437)
Issued shares on vesting of restricted stock units	238	(448)	—	—	—	(210)
Stock compensation	—	1,865	—	—	—	1,865
Balances at June 30, 2026	$326,815	$43,208	$747,540	$11,019	$(555,767)	$572,815
Net earnings	—	—	17,757	—	—	17,757
Changes in fair market value of derivatives, net of tax	—	—	—	(888)	—	(888)
Changes in unrealized pension cost, net of tax	—	—	—	(3)	—	(3)
Cumulative translation adjustment, net of tax	—	—	—	(1,427)	—	(1,427)
Cash dividends of $0.04 per share	—	—	(1,141)	—	—	(1,141)
Acquired 57,291 shares of treasury stock	—	—	—	—	(3,297)	(3,297)
Issued shares on vesting of restricted stock units	73	(140)	—	—	—	(67)
Stock compensation	—	2,975	—	—	—	2,975
Balances at September 30, 2026	$326,888	$46,043	$764,156	$8,701	$(559,064)	$586,724

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

September 30, 2026

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

During the nine months ended September 30, 2026, the Company entered into new agreements for the purchase of platinum used in the manufacturing process of certain products. The purchased platinum is presented in Property, plant and equipment, net on the Consolidated Balance Sheets. The platinum is not depreciated because it has very low physical loss and is repeatedly reclaimed and reused in our manufacturing process over a very long useful life. The physical loss of platinum in the manufacturing and reclamation process is treated as depletion and these losses are accounted for as a period expense based on actual units lost. Platinum is reviewed for impairment as part of our assessment of long-lived assets. This review considers all our platinum that is either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity. Platinum is only acquired to support our operations and is not held for trading purposes.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Other Matters

During the three months ended September 30, 2026, the Company received $12,500 for a claim made under its representations and warranties insurance for a previous acquisition which is included in Other income (expense), net in its Condensed Consolidated Statements of Earnings.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU No. 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses”

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional information about certain expenses in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods thereafter, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

NOTE 2 – Revenue Recognition

CTS designs and manufactures sensors, actuators, and electronic components for original equipment manufacturers and the U.S. Government. For our customer contracts, we determine the transaction price based on the consideration expected to be received by the Company in exchange for performing its obligations under the applicable contract. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices. We usually expect payment from our customers within 30 to 90 days from the shipping date or invoicing date, depending on our terms with the customer. None of our contracts as of September 30, 2026 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as contract assets or liabilities. Contract assets will be reviewed for impairment when events or circumstances indicate that they may not be recoverable.

To the extent the transaction price includes variable consideration, we estimate the amount to include using either the most likely amount or expected value method, depending on which method is expected to better predict the consideration to which we will be entitled. This estimate is based on historical experience and current facts and circumstances and may require significant judgment. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the associated uncertainty is subsequently resolved.

Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for product returns, price adjustments, and stock rotation adjustments. We base these estimates on the most likely value method or expected value method considering all reasonably available information, including our historical experience and current expectations, and are reflected in the transaction price when sales are recorded.

Approximately 95% of our revenue is derived from contracts for sales of commercial products, which generally contain a single performance obligation. We generally recognize revenue at a point in time on the delivery date based on the shipping terms stipulated in the contract.

We also design, manufacture, and test products for certain customers under contracts that allow the customers to unilaterally terminate the contract for convenience, take control of any work in process, and pay us for costs incurred plus a reasonable profit. Revenue from these contracts is generally recognized over time as the work progresses, either as products are produced or services are rendered, because we generally do not have an alternative use for the completed assets produced and we have an enforceable right to payment for performance completed to date. These contracts may contain a single or multiple performance obligations. The accounting for these contracts involves applying significant judgment with respect to estimating total revenues, costs and profit for each performance obligation. We generally estimate revenue for these contracts using the costs incurred by the Company as we have determined that this method is the most representative of the Company's cumulative efforts relative to the total expected efforts to satisfy the performance obligations. Approximately 5% of the Company’s revenue is recognized over time.

See Note 9, “Commitments and Contingencies” for information about our product warranties.

Contract Assets and Liabilities

Contract assets and liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	As of
	September 30,	December 31,	December 31,
	2026	2025	2024
Contract Assets
Unbilled customer receivables included in Other current assets	$12,847	$6,688	$4,104
Total Contract Assets	$12,847	$6,688	$4,104

Contract Liabilities
Customer advance payments included in Accrued expenses and other liabilities	$(437)	$(1,633)	$(910)
Total Contract Liabilities	$(437)	$(1,633)	$(910)

The revenue recognized during the nine months ended September 30, 2026 and 2025 that was in contract liabilities at the beginning of the period amounted to $1,196 and $459, respectively.

Disaggregated Revenue

The following table presents revenues disaggregated by the major markets we serve:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Transportation	$59,559	$58,547	$178,968	$177,710
Industrial	39,802	37,104	116,449	103,662
Medical	26,602	21,957	78,968	60,264
Aerospace & Defense	23,620	25,362	59,208	62,411
Total	$149,583	$142,970	$433,593	$404,047

NOTE 3 – Accounts Receivable, net

The components of accounts receivable, net are as follows:

	As of
	September 30,	December 31,
	2026	2025
Accounts receivable, gross	$93,591	$89,006
Less: Allowance for credit losses	(584)	(910)
Accounts receivable, net	$93,007	$88,096

	As of
	September 30,	December 31,
	2025	2024
Accounts receivable, gross	$86,718	$78,379
Less: Allowance for credit losses	(849)	(730)
Accounts receivable, net	$85,869	$77,649

NOTE 4 – Inventories, net

Inventories, net consists of the following:

	As of
	September 30,	December 31,
	2026	2025
Finished goods	$11,418	$11,390
Work-in-process	27,265	24,404
Raw materials	36,925	30,726
Less: Inventory reserves	(13,253)	(13,666)
Inventories, net	$62,355	$52,854

NOTE 5 – Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	As of
	September 30,	December 31,
	2026	2025
Land and land improvements	$399	$399
Buildings and improvements	74,432	73,248
Machinery and equipment(1)	284,723	276,416
Less: Accumulated depreciation	(272,917)	(260,322)
Property, plant and equipment, net	$86,637	$89,741

(1) Includes $4,637 of platinum purchased in 2026 which is depleted based on actual usage. See Note 1, “Basis of Presentation,” for further discussion.

Depreciation expense for the three months ended September 30, 2026 and September 30, 2025 was $4,743 and $4,780, respectively. Depreciation expense for the nine months ended September 30, 2026 and September 30, 2025 was $14,266 and $13,751, respectively.

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2025	$209,611
Foreign exchange impact	(2,216)
Goodwill as of September 30, 2026	$207,395

Other Intangible Assets

Other intangible assets, net consist of the following components:

	As of
	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$214,434	$(95,438)	$118,996
Technology and other intangibles	61,860	(41,321)	20,539
Other intangible assets, net	$276,294	$(136,759)	$139,535

	As of
	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists/relationships	$216,927	$(86,526)	$130,401
Technology and other intangibles	62,167	(39,006)	23,161
Other intangible assets, net	$279,094	$(125,532)	$153,562

Amortization expense for the three months ended September 30, 2026 and September 30, 2025 was $3,997 and $4,054, respectively. Amortization expense for the nine months ended September 30, 2026 and September 30, 2025 was $12,064 and $12,129, respectively.

Remaining amortization expense for other intangible assets as of September 30, 2026 is as follows:

Amortization expense
Remaining 2026	$3,986
2027	15,890
2028	15,855
2029	14,686
2030	14,512
Thereafter	74,606
Total amortization expense	$139,535

NOTE 7 – Costs Associated with Exit and Restructuring Activities

Restructuring charges are reported as a separate line within operating earnings in the Condensed Consolidated Statements of Earnings.

Total restructuring charges are as follows:

	Three Months Ended
	September 30, 2026	September 30, 2025
Restructuring charges	$468	$280

	Nine Months Ended
	September 30, 2026	September 30, 2025
Restructuring charges	$948	$1,028

During the three months ended September 30, 2026, we incurred total restructuring charges of $468, comprised entirely of workforce reduction costs. During the nine months ended September 30, 2026, we incurred total restructuring charges of $948, comprised of $928 and $20 in workforce reduction and building and equipment relocation costs, respectively. The workforce reduction charges incurred are for restructuring activities used to adjust our business in response to changes in demand across certain locations and products. Restructuring charges incurred in relation to building and equipment relocation costs and other charges are for activities intended to consolidate operations across our site locations. The remaining liability associated with our restructuring actions was $238 and $192 at September 30, 2026 and December 31, 2025, respectively.

The following table displays the restructuring liability activity included in accrued expenses and other liabilities for the nine months ended September 30, 2026:

Restructuring liability at December 31, 2025	$192
Restructuring charges	948
Costs paid	(902)
Restructuring liability at September 30, 2026	$238

NOTE 8 – Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities are as follows:

	As of
	September 30,	December 31,
	2026	2025
Accrued product-related costs	$1,929	$1,789
Accrued income taxes	18,203	7,175
Accrued property and other taxes	1,437	1,071
Accrued professional fees	2,753	1,454
Accrued customer-related liabilities	1,515	2,602
Dividends payable	1,141	1,151
Remediation reserves	15,499	16,450
Derivative liabilities	330	786
Other accrued liabilities	6,398	4,805
Total accrued expenses and other liabilities	$49,205	$37,283

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

A roll-forward of remediation reserves included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets is comprised of the following:

	As of
	September 30,	December 31,
	2026	2025
Balance at beginning of period	$16,450	$12,192
Remediation expense	870	5,465
Net remediation payments	(1,821)	(1,213)
Other activity(1)	-	6
Balance at end of the period	$15,499	$16,450

(1)
Other activity includes currency translation adjustments not recorded to remediation expense.

The Company operates under and in accordance with a federal consent decree, dated March 7, 2017, with the EPA for the Asheville Site. On February 8, 2023, the Company received a letter from the EPA (the “EPA Letter”) seeking reimbursement of its past response costs and interest thereon relating to any release or threatened release of hazardous substances at the Asheville Site in the aggregate amount of $9,955 from the three potentially responsible parties associated with the Asheville Site, including the Company. Subsequently, the Department of Justice (the "DOJ") re-evaluated the EPA's past response costs and interest thereon and adjusted the amount of the costs to $8,288. On October 3, 2025, the Company presented a settlement offer as part of pre-litigation mediation and on March 16, 2026, the Company, the other potentially responsible parties, and the EPA agreed in principle on a settlement agreement in the amount of $7,610 (plus additional interest accrued on the unpaid principal from the settlement date) subject to final approval by the EPA, including a notice and comment period. The Company has updated the estimate of its portion of the settlement agreement to be $6,746, which has been recorded as of September 30, 2026. As of December 31, 2025 the liability recorded for the Asheville Site was $6,575.

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

NOTE 10 - Debt

Long-term debt is comprised of the following:

	As of
	September 30,	December 31,
	2026	2025
Total credit facility	$300,000	$300,000
Balance outstanding	55,000	57,500
Standby letters of credit	1,540	1,640
Amount available, subject to covenant restrictions	$243,460	$240,860
Weighted-average interest rate	4.74%	5.48%

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

The Revolving Credit Facility requires, in addition to customary representations and warranties, that we comply with a maximum net leverage ratio and a minimum interest coverage ratio. Failure to comply with these covenants could reduce the borrowing availability under the Revolving Credit Facility. We were in compliance with all debt covenants at September 30, 2026. The Revolving Credit Facility requires that we deliver quarterly financial statements, annual financial statements, auditor certifications, and compliance certificates within a specified number of days after the end of a quarter and year. Additionally, the Revolving Credit Facility contains restrictions limiting our ability to: dispose of assets; incur certain additional debt; repay other debt or amend subordinated debt instruments; create liens on assets; make investments, loans or advances; make acquisitions or engage in mergers or consolidations; engage in certain transactions with our subsidiaries and affiliates; and make stock repurchases and dividend payments.

We have debt issuance costs related to our long-term debt that are being amortized using the straight-line method over the life of the debt, which approximates the effective interest method. Amortization expense for three and nine months ended September 30, 2026 was $61 and $184, respectively. Amortization expense for the three and nine months ended September 30, 2025 was $48 and $145, respectively. These costs are included in interest expense in our Condensed Consolidated Statements of Earnings.

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

We assess hedge effectiveness qualitatively by verifying that the critical terms of the hedging instrument and the forecasted transaction continue to match, and that there have been no adverse developments that have increased the risk that the counterparty will default. No recognition of ineffectiveness was recorded in our Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2026.

Foreign Currency Hedges

We use forward contracts to mitigate currency risk related to a portion of our forecasted foreign currency revenues and costs. The currency forward contracts are designed as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheets at fair value.

We continue to monitor the Company’s overall currency exposure and may elect to add cash flow hedges in the future. At September 30, 2026, we had a net unrealized gain of $2,297 in accumulated other comprehensive income (loss), $2,609 of which is expected to be reclassified to earnings within the next 12 months. The notional amount of foreign currency forward contracts outstanding was $63,663 at September 30, 2026.

Interest Rate Swaps

We use interest rate swaps to convert a portion of our Revolving Credit Facility’s outstanding balance from a variable rate of interest to a fixed rate. As of September 30, 2026, we have agreements to fix interest rates on $50,000 of long-term debt until December 2030. The difference to be paid or received under the terms of the swap agreements will be recognized as an adjustment to interest expense when settled.

These swaps are treated as cash flow hedges and consequently, the changes in fair value are recorded in other comprehensive earnings (loss). The estimated net amount of the existing gains that are reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next twelve months is approximately $634.

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

Accordingly, any gains or losses on this derivative instrument are included in the foreign currency translation component of other comprehensive earnings (loss) until the net investment is sold, diluted or liquidated. As of September 30, 2026, we had a net unrealized loss of $1,458 in accumulated other comprehensive income (loss). Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense in the Condensed Consolidated Statements of Earnings. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon the Krone to U.S. Dollar exchange rate market.

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2026, are shown in the following table:

	As of
	September 30,	December 31,
	2026	2025
Interest rate swaps reported in Other current assets	$634	$455
Interest rate swaps reported in Other assets	2,091	-
Cross-currency swap reported in Accrued expenses and other liabilities	(330)	(786)
Foreign currency hedges reported in Other current assets	2,092	4,767

The Company has elected to net its foreign currency derivative assets and liabilities in the balance sheet in accordance with ASC 210-20 (Balance Sheet, Offsetting). On a gross basis, there were foreign currency derivative assets of $2,889 and foreign currency derivative liabilities of $797 at September 30, 2026.

The effect of derivative instruments on the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Foreign Exchange Contracts:
Amounts reclassified from AOCI to earnings:
Net sales	$(50)	$(275)	$(465)	$(547)
Cost of goods sold	1,780	366	5,271	(581)
Total net gain (loss) reclassified from AOCI to earnings	1,730	91	4,806	(1,128)
Total derivative gain (loss) on foreign exchange contracts recognized in earnings	$1,730	$91	$4,806	$(1,128)
Interest Rate Swaps:
Income recorded in Interest expense	$157	$238	$462	$709
Cross-Currency Swap:
Income recorded in Interest expense	$26	$73	$108	$223
Total net gain (loss) on derivatives	$1,913	$402	$5,376	$(196)

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity includes certain items classified as accumulated other comprehensive income (loss) (“AOCI”) in the Condensed Consolidated Balance Sheets, including:

•
Unrealized gains (losses) on hedges relate to interest rate swaps to convert a portion of our Revolving Credit Facility's outstanding balance from a variable rate of interest into a fixed rate, foreign currency forward contracts used to hedge our exposure to changes in exchange rates affecting certain revenues and costs denominated in foreign currencies, as well as a cross-currency swap that synthetically converts our U.S. Dollar variable rate debt to Krone denominated variable rate debt. The interest rate swaps and foreign currency forward contracts are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transactions occur, at which time amounts are reclassified into earnings. Further information related to our derivative financial instruments is included in Note 11 – “Derivative Financial Instruments” and Note 15 – “Fair Value Measurements”.
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

Changes in exchange rates between the functional currency and the currency in which a transaction is denominated are foreign exchange transaction gains or losses. Transaction gains (losses) for the three and nine months ended September 30, 2026 were $89 and $(423), respectively. Transaction gains (losses) for the three and nine months ended September 30, 2025 were $(565) and $739, respectively. The impact of these changes are included in Other income (expense) in the Condensed Consolidated Statements of Earnings.

The components of accumulated other comprehensive income (loss) for the three months ended September 30, 2026, are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2026	in OCI	to Earnings	2026
Changes in fair market value of derivatives:
Gross	$6,180	$726	$(1,887)	$5,019
Income tax (expense) benefit	(1,461)	(170)	443	(1,188)
Net	4,719	556	(1,444)	3,831
Changes in unrealized pension cost:
Gross	(309)	—	(12)	(321)
Income tax benefit	272	—	9	281
Net	(37)	—	(3)	(40)
Cumulative translation adjustment:
Gross	6,337	(1,427)	—	4,910
Income tax benefit (expense)	—	—	—	—
Net	6,337	(1,427)	—	4,910
Total accumulated other comprehensive income (loss)	$11,019	$(871)	$(1,447)	$8,701

The components of accumulated other comprehensive income (loss) for the three months ended September 30, 2025 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	June 30,	Recognized	from AOCI	September 30,
	2025	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$3,136	$1,846	$(329)	$4,653
Income tax (expense) benefit	(746)	(434)	77	(1,103)
Net	2,390	1,412	(252)	3,550
Changes in unrealized pension cost:
Gross	(523)	—	38	(485)
Income tax benefit	305	—	7	312
Net	(218)	—	45	(173)
Cumulative translation adjustment:
Gross	9,848	(631)	—	9,217
Income tax benefit (expense)	—	—	—	—
Net	9,848	(631)	—	9,217
Total accumulated other comprehensive income (loss)	$12,020	$781	$(207)	$12,594

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2026 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2025	in OCI	to Earnings	2026
Changes in fair market value of derivatives:
Gross	$5,492	$4,795	$(5,268)	$5,019
Income tax (expense) benefit	(1,300)	(1,126)	1,238	(1,188)
Net	4,192	3,669	(4,030)	3,831
Changes in unrealized pension cost:
Gross	(301)	—	(20)	$(321)
Income tax benefit (expense)	261	—	20	281
Net	(40)	—	—	(40)
Cumulative translation adjustment:
Gross	9,596	(4,686)	—	$4,910
Income tax benefit (expense)	—	—	—	—
Net	9,596	(4,686)	—	4,910
Total accumulated other comprehensive income (loss)	$13,748	$(1,017)	$(4,030)	$8,701

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 are as follows:

			(Gain) Loss
	As of	Gain (Loss)	Reclassified	As of
	December 31,	Recognized	from AOCI	September 30,
	2024	in OCI	to Earnings	2025
Changes in fair market value of derivatives:
Gross	$(1,730)	$5,963	$420	$4,653
Income tax benefit (expense)	397	(1,401)	(99)	(1,103)
Net	(1,333)	4,562	321	3,550
Changes in unrealized pension cost:
Gross	(409)	—	(76)	(485)
Income tax benefit (expense)	300	—	12	312
Net	(109)	—	(64)	(173)
Cumulative translation adjustment:
Gross	(2,824)	12,041	—	9,217
Income tax benefit (expense)	—	—	—	—
Net	(2,824)	12,041	—	9,217
Total accumulated other comprehensive (loss) income	$(4,266)	$16,603	$257	$12,594

NOTE 13 – Shareholders’ Equity

Share count and par value data related to shareholders’ equity are as follows:

	As of
	September 30,	December 31,
	2026	2025
Preferred Stock
Par value per share	No par value	No par value
Shares authorized	25,000,000	25,000,000
Shares outstanding	—	—
Common Stock
Par value per share	No par value	No par value
Shares authorized	75,000,000	75,000,000
Shares issued	57,679,868	57,628,332
Shares outstanding	28,511,906	28,758,100
Treasury stock
Shares held	29,167,962	28,870,232

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

During the three and nine months ended September 30, 2026, 57,291 and 297,730 shares of common stock were repurchased for $3,353 and $15,454, respectively. During the three and nine months ended September 30, 2025, 399,500 and 954,691 shares of common stock were repurchased for $16,739 and $40,083, respectively. As of September 30, 2026, approximately $74,913 remains available for future purchases.

We are subject to a 1% excise tax on stock repurchases under the United States Inflation Reduction Act of 2022 which we include in the cost of stock repurchases as a reduction of shareholders’ equity. As of September 30, 2026 and December 31, 2025, we had $107 and $517, respectively, recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

A roll-forward of common shares outstanding is as follows:

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Balance at the beginning of the year	28,758,100	30,026,045
Repurchases	(297,730)	(954,691)
Restricted share issuances	51,536	78,855
Balance at the end of the period	28,511,906	29,150,209

Certain restricted stock units are excluded from diluted earnings per share because they are anti-dilutive. The number of outstanding awards that were anti-dilutive shares for the nine months ended September 30, 2026 was 158. There were no anti-dilutive shares for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025.

NOTE 14 - Stock-Based Compensation

At September 30, 2026, we had five active stock-based compensation plans: the Non-Employee Directors’ Stock Retirement Plan (“Directors’ Plan”); the 2004 Omnibus Long-Term Incentive Plan (“2004 Plan”); the 2009 Omnibus Equity and Performance Incentive Plan (“2009 Plan”); the 2014 Performance and Incentive Compensation Plan (“2014 Plan”); and the 2018 Equity and Incentive Compensation Plan (“2018 Plan”). Future grants can only be made under the 2018 Plan.

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

The following table summarizes the compensation expense included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings related to stock-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Service-based RSUs	$1,192	$936	$3,262	$2,526
Performance-based RSUs	1,783	156	3,393	498
Cash-settled RSUs	332	78	668	408
Total	$3,307	$1,170	$7,323	$3,432
Income tax benefit	777	275	1,721	806
Net expense	$2,530	$895	$5,602	$2,626

The following table summarizes the unrecognized compensation expense related to unvested RSUs by type and the weighted-average period in which the expense is to be recognized:

	Unrecognized
	Compensation	Weighted-
	Expense at	Average
	September 30, 2026	Period (years)
Service-based RSUs	$3,684	1.50
Performance-based RSUs	6,008	1.93
Total	$9,692	1.76

We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the status of these plans as of September 30, 2026:

	2018 Plan	2014 Plan	2009 Plan	2004 Plan	Directors' Plan
Awards originally available	2,500,000	1,500,000	3,400,000	6,500,000	N/A
Maximum potential awards outstanding	786,189	35,100	30,000	14,545	4,722
RSUs and cash-settled awards vested and released	877,755	—	—	—	—
Awards available for grant	836,056	—	—	—	—

Service-Based Restricted Stock Units

The following table summarizes the service-based RSU activity for the nine months ended September 30, 2026:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	320,640	$34.82
Granted	74,369	57.44
Vested and released	(63,657)	44.66
Forfeited	(2,764)	47.50
Outstanding at September 30, 2026	328,588	$37.95
Releasable at September 30, 2026	169,267	$26.42

Performance-Based Restricted Stock Units

The following table summarizes the performance-based RSU activity for the nine months ended September 30, 2026:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	200,598	$44.07
Granted	93,999	57.83
Attained by performance	5,400	43.80
Released	(24,466)	43.80
Forfeited	(31,373)	43.59
Outstanding at September 30, 2026	244,158	$49.48
Releasable at September 30, 2026	—	$—

Cash-Settled Restricted Stock Units

Cash-Settled RSUs entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These RSUs are issued to key employees residing in foreign locations as direct compensation. Generally, these RSUs vest over a three-year period. Cash-Settled RSUs are classified as liabilities and are remeasured at each reporting date until settled. At September 30, 2026 and December 31, 2025, we had 36,695 and 39,661 cash-settled RSUs outstanding, respectively. At September 30, 2026 and December 31, 2025 liabilities of $779 and $594, respectively, were included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets.

NOTE 15 - Fair Value Measurements

The table below summarizes our financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2026:

	Asset (Liability) Carrying Value at September 30, 2026	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$2,725	$—	$2,725	$—
Foreign currency hedges	$2,092	$—	$2,092	$—
Cross-currency swap	$(330)	$—	$(330)	$—
Qualified replacement plan assets	$6,733	$6,733	$—	$—
Contingent consideration	$(3,617)	$—	$—	$(3,617)

The table below summarizes the financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025:

	Asset (Liability) Carrying Value at December 31, 2025	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$455	$—	$455	$—
Foreign currency hedges	$4,767	$—	$4,767	$—
Cross-currency swap	$(786)	$—	$(786)	$—
Qualified replacement plan assets	$8,991	$8,991	$—	$—
Contingent consideration	$(3,453)	$—	$—	$(3,453)

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

A roll-forward of the contingent consideration is as follows:

Contingent Consideration
Balance at December 31, 2025	$3,453
Change in fair value	164
Balance at September 30, 2026	$3,617

As of September 30, 2026, $3,617 was recorded in Other long-term obligations on our Condensed Consolidated Balance Sheets.

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

NOTE 16 - Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Effective tax rate	53.5%	30.6%	37.2%	22.5%

Our effective income tax rate was 53.5% and 30.6% in the third quarter of 2026 and 2025, respectively. The increase in the effective income tax rate is primarily attributable to the establishment of reserves related to an uncertain tax position. The third quarter 2026 effective income tax rate was higher than the U.S. statutory federal tax rate for this same reason. The third quarter 2025 effective income tax rate was higher than the U.S. statutory federal tax rate primarily due to foreign earnings that are taxed at higher rates and the impact on the One Big Beautiful Bill Act.

Our effective income tax rate was 37.2% and 22.5% in the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective income tax rate is primarily attributable to the establishment of reserves related to an uncertain tax position. The effective income tax rate in the first nine months of 2026 was higher than the U.S. statutory federal income tax rate for this same reason. The effective income tax rate in the first nine months of 2025 was higher than the U.S. statutory federal income tax rate primarily due to foreign earnings that are taxed at higher rates and the impact on the One Big Beautiful Bill Act.

In the third quarter of 2026, certain of the Company’s subsidiaries received notices from relevant tax authorities challenging certain of the Company’s tax position. Although the Company believes its tax positions are appropriate and is currently discussing the matter with the relevant tax authorities, the Company has recorded a charge of $12,728 in the third quarter of 2026. The Company is unable to estimate the timing for resolution of this matter.

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

NOTE 18 - Subsequent Events

On October 23, 2026 we acquired Millar Holdings, Inc. (“Millar”) for $50,000, net of cash acquired and debt assumed, with up to $20,000 in additional contingent consideration payable subject to the achievement of specified financial performance targets. The acquisition was funded using cash on hand. Millar specializes in the design, development, and manufacturing of advanced pressure sensing technologies for medical devices, life sciences, and industrial applications. The acquisition strengthens CTS’s position in advanced sensing technologies and expands its presence in diversified end markets.

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

We design, manufacture, and sell a broad line of sensors, connectivity components, and actuators primarily to original equipment manufacturers (“OEMs”), tier one suppliers, distributors and the U.S. Government for the aerospace and defense, industrial, medical, and transportation markets. Our vision is to be a leading provider of sensing and motion devices as well as connectivity components, enabling an intelligent and seamless world. These devices are categorized by their ability to Sense, Connect or Move. Sense products provide vital inputs to electronic systems. Connect products allow systems to function in synchronization with other systems. Move products ensure required movements are effectively and accurately executed. We are committed to achieving our vision by continuing to invest in the development of products, technologies, and talent within these categories.

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

Millar Acquisition

On October 23, 2026 we acquired Millar Holdings, Inc. (“Millar”) for $50,000, net of cash acquired and debt assumed, with up to $20,000 in additional contingent consideration payable subject to the achievement of specified financial performance targets. The acquisition was funded using cash on hand. Millar specializes in the design, development, and manufacturing of advanced pressure sensing technologies for medical devices, life sciences, and industrial applications. The acquisition strengthens CTS’s position in advanced sensing technologies and expands its presence in diversified end markets.

Results of Operations: Third Quarter 2026 versus Third Quarter 2025

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the quarters ended September 30, 2026 and September 30, 2025:

	Three Months Ended
	September 30, 2026	September 30, 2025	Percent Change	Percentage of Net Sales – 2026	Percentage of Net Sales – 2025
Net sales	$149,583	$142,970	4.6%	100.0%	100.0%
Cost of goods sold	86,431	87,629	(1.4)	57.8	61.3
Gross margin	63,152	55,341	14.1	42.2	38.7
Selling, general and administrative expenses	30,812	27,222	13.2	20.6	19.1
Research and development expenses	6,333	6,901	(8.2)	4.2	4.8
Restructuring charges	468	280	67.1	0.3	0.2
Total operating expenses	37,613	34,403	9.3	25.1	24.1
Operating earnings	25,539	20,938	22.0	17.1	14.7
Total other income (expense), net	12,686	(1,218)	(1,141.5)	8.5	(0.9)
Earnings before income taxes	38,225	19,720	93.8	25.6	13.8
Income tax expense	20,468	6,033	239.3	13.7	4.2
Net earnings	$17,757	$13,687	29.7%	11.9%	9.6%
Earnings per share:
Diluted net earnings per share	$0.61	$0.46

Net sales were $149,583 in the third quarter of 2026, an increase of $6,613, or 4.6%, from the third quarter of 2025. Net sales to the diversified end markets increased $5,601, or 6.6%. We achieved continued growth in the medical and industrial end markets, while the aerospace and defense end market declined primarily due to the timing of contract awards. Net sales to the transportation end market increased $1,012 or 1.7%.

Gross margin was $63,152 in the third quarter of 2026, an increase of $7,811, or 14.1%, from the third quarter of 2025. Our gross margin percentage increased from 38.7% for the third quarter of 2025 to 42.2% for the third quarter of 2026 due to improved mix of sales by end market, operational improvements and the favorable impact of changes in foreign exchange rates of approximately $1,404.

Selling, general and administrative (“SG&A”) expenses were $30,812, or 20.6% of Net sales, in the third quarter of 2026 versus $27,222, or 19.1% of Net sales, in the third quarter of 2025. The increase in SG&A expenses was primarily driven by higher incentive compensation expense in the third quarter of 2026 due to company performance.

Research and development (“R&D”) expenses were $6,333, or 4.2% of Net sales, in the third quarter of 2026 compared to $6,901, or 4.8% of Net sales, in the comparable quarter of 2025. Our R&D expenses are in line with our commitment to continue investing in research and product development to drive organic growth.

Restructuring charges were $468 or 0.3% of Net sales in the third quarter of 2026 compared to $280 or 0.2% of Net sales in the third quarter of 2025. See Note 7 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Three Months Ended
	September 30,	September 30,
	2026	2025
Interest expense	$(630)	$(1,110)
Interest income	782	535
Other income (expense), net	12,534	(643)
Total other income (expense), net	$12,686	$(1,218)

During the three months ended September 30, 2026, Other income (expense), net is driven by the receipt of a $12,500 representations and warranties insurance claim related to a prior acquisition. Interest expense decreased due to lower borrowings on our Revolving Credit Facility during the third quarter of 2026.

	Three Months Ended
	September 30,	September 30,
	2026	2025
Effective tax rate	53.5%	30.6%

Our effective income tax rate was 53.5% and 30.6% in the third quarters of 2026 and 2025, respectively. The increase in the effective income tax rate is primarily attributable to the establishment of reserves related to an uncertain tax position. See Note 16 “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Results of Operations: Nine Months ended September 30, 2026 versus Nine Months Ended September 30, 2025

The following table highlights changes in significant components of the Unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2026, and September 30, 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025	Percent Change	Percentage of Net Sales – 2026	Percentage of Net Sales – 2025
Net sales	$433,593	$404,047	7.3%	100.0%	100.0%
Cost of goods sold	255,407	249,727	2.3	58.9	61.8
Gross margin	178,186	154,320	15.5	41.1	38.2
Selling, general and administrative expenses	85,185	73,922	15.2	19.7	18.3
Research and development expenses	17,730	19,416	(8.7)	4.1	4.8
Restructuring charges	948	1,028	(7.8)	0.2	0.3
Total operating expenses	103,863	94,366	10.1	24.0	23.4
Operating earnings	74,323	59,954	24.0	17.2	14.8
Total other income (expense), net	11,813	(1,130)	(1145.4)	2.7	(0.3)
Earnings before income taxes	86,136	58,824	46.4	19.9	14.6
Income tax expense	32,018	13,243	141.8	7.4	3.3
Net earnings	$54,118	$45,581	18.7%	12.5%	11.3%
Earnings per share:
Diluted net earnings per share	$1.87	$1.52

Net sales were $433,593 in the nine months ended September 30, 2026, an increase of $29,546 or 7.3% from the nine months ended September 30, 2025. Net sales to the diversified end markets increased $28,288, or 12.5%. We achieved continued growth in the medical and industrial end markets, while the aerospace and defense end market declined primarily due to the timing of contract awards. Net sales to the transportation end market increased $1,258, or 0.7%. Changes in foreign exchange rates increased Net sales by $4,703.

Gross margin was $178,186 for the nine months ended September 30, 2026, an increase of $23,866 or 15.5% from the nine months ended September 30, 2025. Our gross margin percentage increased from 38.2% for the nine months ended September 30, 2025 to 41.1% for the nine months ended September 30, 2026 due to an improved mix of sales by end market, operational improvements, and a favorable impact of changes in foreign exchange rates had a benefit on our gross margin of approximately $3,036.

SG&A expenses were $85,185 or 19.6% of Net sales for the nine months ended September 30, 2026 versus $73,922 or 18.3% of Net sales for the nine months ended September 30, 2025. The increase in SG&A expenses was primarily driven by higher employee incentive expense for the nine months ended September 30, 2026 due to company performance and a reduction to an acquisition earnout liability in the nine months ended September 30, 2025.

R&D expenses were $17,730 or 4.1% of Net sales for the nine months ended September 30, 2026 compared to $19,416 or 4.8% of Net sales for the nine months ended September 30, 2025. R&D expenses were lower in the nine months ended September 30, 2026 due to a $1,634 one-time customer reimbursement.

Restructuring charges were $948 or 0.2% of Net sales for the nine months ended September 30, 2026 compared to $1,028 or 0.3% of Net sales for the nine months ended September 30, 2025. See Note 7 “Costs Associated with Exit and Restructuring Activities” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Other income and expense items are summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Interest expense	$(2,042)	$(3,398)
Interest income	1,832	1,603
Other income (expense), net	12,023	665
Total other income (expense), net	$11,813	$(1,130)

During the nine months ended September 30, 2026, Other income (expense), net is driven by the receipt of a $12,500 representations and warranties insurance claim related to a prior acquisition. Interest expense decreased due to lower borrowings on our Revolving Credit Facility during the nine months ended September 30, 2026.

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Effective tax rate	37.2%	22.5%

Our effective income tax rate was 37.2% and 22.5% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective income tax rate is primarily attributable to the establishment of reserves related to an uncertain tax position. See Note 16 “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

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

Cash and cash equivalents were $143,880 at September 30, 2026, and $82,295 at December 31, 2025, of which $89,829 and $75,943, respectively, were held outside the United States. Total long-term debt was $55,000 as of September 30, 2026 and $57,500 as of December 31, 2025.

Cash Flow Overview

Cash Flows from Operating Activities

Net cash provided by operating activities was $94,257 during the nine months ended September 30, 2026. Components of net cash provided by operating activities included net earnings of $54,118, depreciation and amortization expense of $26,330, other net non-cash items of $15,457, and a net cash outflow from changes in assets and liabilities of $1,648.

Net cash provided by operating activities was $72,893 during the nine months ended September 30, 2025. Components of net cash provided by operating activities included net earnings of $45,581, depreciation and amortization expense of $25,880, other net non-cash items of $1,873, and a net cash outflow from changes in assets and liabilities of $441.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $9,077 for capital expenditures of $11,965 partially offset by the maturity of short-term investments of $2,888.

Net cash used in investing activities for the nine months ended September 30, 2025 was $12,542 for payments on capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $23,177. The net cash outflow was the result of treasury stock purchases of $15,230, dividends paid of $3,439, net cash payments of long-term debt of $2,500, and taxes paid on behalf of equity award participants of $2,008.

Net cash used in financing activities for the nine months ended September 30, 2025 was $47,404. The net cash outflow was the result of treasury stock purchases of $39,546, taxes paid on behalf of equity award participants of $2,675, dividends paid of $3,583, and net cash payments of long-term debt of $1,600.

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

The Revolving Credit Facility includes a swingline sublimit of $20,000, letter of credit sublimit of $20,000, and an alternative currency sublimit of $150,000. We also pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.175% to 0.25% based on our net leverage ratio. We were in compliance with all debt covenants at September 30, 2026.

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

The critical accounting policies and estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During and as of the three and nine months ended September 30, 2026, there were no significant changes in the application of critical accounting policies or estimates.

Significant Customers

Our net sales to customers representing at least 10% of total net sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Toyota Motor Corporation	7.8%	10.5%	8.1%	11.5%

No other customer accounted for 10% or more of total net sales during these periods. We continue to focus on broadening our customer base to grow our non-transportation end market exposure at a faster rate.

Forward‑Looking Statements

Readers are cautioned that the statements contained in this document regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are, or may be deemed to be, “forward-looking statements” as defined by the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this document, including statements regarding our strategy, financial position, guidance, funding for continued operations, cash reserves, liquidity, projected costs, plans, projects, awards and contracts, and objectives of management, among others, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “continued,” “project,” “plan,” “goals,” “opportunity,” “appeal,” “estimate,” “potential,” “predict,” “demonstrates,” “may,” “will,” “might,” “could,” “intend,” “shall,” “possible,” “would,” “approximately,” “likely,” “outlook,” “schedule,” “on track,” “poised,” “pipeline,” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results. Forward-looking statements are based on management’s expectations, certain assumptions, and currently available information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on various assumptions as to future events, the occurrence of which necessarily are subject to uncertainties. These forward-looking statements are made subject to certain risks, uncertainties, and other factors, which could cause CTS’ actual results, performance, or achievements to differ materially from those presented in the forward-looking statements. Examples of factors that may affect future operating results and financial condition include, but are not limited to: supply chain disruptions (including, but not limited to, the availability and cost of rare earth elements, minerals and metals); changes in the economy generally, including inflationary and/or recessionary conditions and increased tariffs, and in respect to the businesses in which CTS operates; unanticipated issues in integrating acquisitions; the funding of contracts by the U.S. Government; the results of actions to reposition CTS’ business; rapid technological change; general market conditions in the transportation, as well as conditions in the industrial, aerospace and defense, and medical markets; reliance on key customers; unanticipated public health crises, natural disasters or other events; environmental compliance and remediation expenses; the ability to protect CTS’ intellectual property; pricing pressures and demand for CTS’ products; risks associated with CTS’ international operations, including trade and tariff barriers, trade pacts, including the future of the USMCA, exchange rates and political and geopolitical risks (including, without limitation, the impact of tariffs on China, Canada and Mexico, and other nations); the potential impact of U.S./China relations and the impact of geopolitical conflicts may have on our business, results of operations and financial condition; write offs of goodwill on our balance sheet; changes in existing tax laws or adoption of new tax laws; the amount and timing of any share repurchases; and the effect of any cybersecurity incidents on our business. Many of these, and other risks and uncertainties, are discussed in further detail in Item 1A. of CTS’s most recent Annual Report on Form 10-K and other filings made with the SEC. CTS undertakes no obligation to publicly update CTS’ forward-looking statements to reflect new information or events or circumstances that arise after the date hereof, including market or industry changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025. During the nine months ended September 30, 2026, there have been no material changes in our exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	That May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	Publicly Announced
Period	Purchased	Paid per Share	Programs	Plans or Programs
July 1, 2026 - July 31, 2026	13,751	$59.70	13,751	$77,444,988
August 1, 2026 - August 31, 2026	12,040	$57.86	12,040	$76,748,379
September 1, 2026 - September 30, 2026	31,500	$58.27	31,500	$74,912,764
Total	57,291		57,291

Item 5. Other Information

From time to time, our directors and officers may purchase or sell shares of our common stock in the market, including pursuant to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1 Plans”).

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

On October 26, 2026, the Board of Directors (the “Board”) of CTS Corporation (the “Company”), acting upon the recommendation of the Nominating, Governance and Sustainability Committee of the Board, approved the amendment and restatement of the Company’s Amended and Restated Bylaws, effective as of such date (as amended and restated, the “2026 Amended and Restated Bylaws”).

The 2026 Amended and Restated Bylaws, among other things:

•
expressly permit recesses and adjournments of meetings of shareholders;
•
require additional disclosures and representations from nominating or proposing shareholders, certain associated persons and nominees;
•
enhance the existing procedural mechanics in connection with shareholder nominations of directors and submission of proposals;
•
require that any shareholder directly or indirectly soliciting proxies from other shareholders use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board;
•
require director nominees to make themselves available for interviews with the Board and its committees if requested;
•
clarify the powers of the presiding officer of any meeting of shareholders to regulate conduct at the meeting; and
•
incorporate certain administrative, modernizing, clarifying and conforming changes.

The foregoing general description of the 2026 Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the 2026 Amended and Restated Bylaws, which is attached as Exhibit 3.1 to this Form 10-Q and is incorporated by reference herein.

On October 22, 2026, the Compensation and Talent Committee (the “Committee”) of the Board approved and adopted a new form of change in control severance agreement to be entered into with certain executives of the Company from time to time (the “New Severance Agreement”). Each of the following named executive officers of the Company is expected to enter into the New Severance Agreement with the Company: Kieran O’Sullivan, Pratik Trivedi, Ashish Agrawal and Mark Pacioni.

For purposes of the New Severance Agreement, a “change in control” of the Company is defined generally as: (1) the acquisition by any person of 25% or more of the Company’s voting stock, subject to certain limited exceptions; (2) the incumbent Board members ceasing to constitute a majority of the Board, subject to certain limited exceptions; (3) consummation of certain corporate transactions, such as a Company reorganization, merger or consolidation, or a sale of all or substantially all of the Company’s assets, subject to certain limited exceptions; or (4) the approval by the Company’s shareholders of a complete liquidation or dissolution of the Company, subject to certain limited exceptions; all as further described in the New Severance Agreement.

Under the New Severance Agreement, a participating executive is generally entitled to “double trigger” severance compensation, subject to applicable withholding, if, within three years after a change in control, such executive either terminates employment with the Company for “good reason” or has the executive’s employment with the Company terminated by the Company or its successor for any reason other than “cause,” disability (as defined in the New Severance Agreement) or death. Certain anticipatory terminations of the executive’s employment or service prior to a change in control may also trigger severance compensation for the executive, as further described in the New Severance Agreement.

“Good reason” for these purposes generally means: (1) the failure of the Company to maintain the executive in the executive’s current office or position (or an equivalent or better office or position); (2) a significant adverse change in the nature or scope of the executive's authorities, powers, functions, responsibilities or duties; (3) a reduction in the executive’s base pay plus incentive pay opportunity or certain adverse changes in the executive’s other employee benefits; (4) the executive’s good faith determination that, as a result of a change in circumstances following the change in control, the executive is substantially unable to carry out, or is substantially hindered in, or has suffered a substantial reduction in the authorities, powers, functions, responsibilities or duties the executive had prior to the change in control; (5) a successor entity's failure to assume all obligations of the Company under the New Severance Agreement; (6) the Company or its successor moves the executive's principal work location by more than 35 miles or requires the executive to travel at least 20% more than previously required; (7) the Company or its successor materially breaches the New Severance Agreement; or (8) the Company’s stock ceases to be publicly traded or listed on the New York Stock Exchange or Nasdaq Stock Market, as applicable, or the Company ceases to have certain stock registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended; in each case, subject to applicable notice and cure requirements as described in the New Severance Agreement. “Cause” for these purposes generally means: (1) being convicted of a crime involving fraud, embezzlement or theft in connection with Company duties or responsibilities or in the course of employment; (2) intentionally and wrongfully damaging Company property; (3) intentionally and wrongfully disclosing Company confidential information; or (4) intentionally and wrongfully competing with the Company without the Company’s consent, subject to certain exceptions.

If the New Severance Agreement is triggered, the severance compensation to which the named executive officer is entitled includes: (1) a lump sum cash payment equal to two times the sum of the greater of the executive’s base salary at the time of the change in control or the executive’s average base salary over the three years prior to termination, plus the greater of the executive’s average cash incentive pay over the three years prior to the change in control and the executive’s target cash incentive pay for the year in which the change in control occurred; (2) continued availability of medical and dental benefits for 24 months following termination at the executive’s expense, with the Company reimbursing the executive, on a taxable basis, for the portion of the premium in excess of the active employee share for such coverage (or certain economically comparable benefits), provided that the obligation to provide these benefits will be terminated to the extent medical and dental benefits are provided by another employer; (3) reimbursement of up to $30,000 for certain outplacement services; and (4) only in the case of Mr. Trivedi, in consideration of the non-compete provision contained in his New Severance Agreement, a lump sum cash payment equal to one times the sum of the greater of his base salary at the time of the change in control or his average base salary over the three years prior to termination, plus the greater of his average cash incentive pay over the three years prior to the change in control and his target cash incentive pay for the year in which the change in control occurred.

In addition, if any payments made to the executive would be subject to excise tax under the “golden parachute” rules of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, those payments will be (1) reduced as described in the New Severance Agreement so that no portion will exceed the “excess parachute payment” threshold that would trigger the excise tax, or (2) paid in full, depending on which approach puts the executive in the best net, after-tax position with respect to the payments. Payment of severance compensation under the New Severance Agreement will be reduced to the extent of any corresponding payments under any other employment or severance agreement in existence prior to the date of the New Severance Agreement.

In general, to the extent that the executive receives severance benefits under the New Severance Agreement, the executive will be subject to a customary one-year non-competition covenant. The New Severance Agreement also imposes a four-year non-solicitation covenant, as further described in the New Severance Agreement. The executive is generally entitled to be reimbursed by the Company for legal fees incurred to enforce the executive’s rights under the New Severance Agreement. Further, the payments and benefits under the New Severance Agreement are subject to the Company’s clawback policies as in effect from time to time.

The term of each New Severance Agreement runs initially for three years, subject thereafter to an annual “evergreen” extension for one additional year, unless either the executive or the Company gives notice to the other party, not less than 90 days before the end of the term, of non-renewal of the term. If an applicable change in control of the Company occurs during the term of the New Severance Agreement, then the term will end on the later of the then-current term’s expiration date and the end of the applicable severance period under the New Severance Agreement.

Item 6. Exhibits

(31)(a)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(31)(b)	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

3.1	Amended and Restated Bylaws of CTS Corporation

101.1

The following information from CTS Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Earnings; (ii) Condensed Consolidated Statements of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: October 27, 2026